Form 10-K
period 1993-12-31
FIRST EMPIRE STATE CORP
filed 1994-03-18
CIK 36270

    THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
           PURSUANT TO RULE 901(d) OF REGULATION S-T.

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1993
                               or
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  Commission file number 1-9861

                 FIRST EMPIRE STATE CORPORATION
     (Exact name of registrant as specified in its charter)

          New York                           16-0968385
     (State of incorporation)           (I.R.S. Employer
                                         Identification No.)

  One M&T Plaza, Buffalo, New York             14240
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (716)842-5445

   Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $5 par value       American Stock Exchange
(Title of each class)              (Name of each exchange on
                                    which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
              --   --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Common Stock, $5 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on March 1, 1994:
$641,768,904.

Number of shares of the Common Stock, $5 par value, outstanding as of the close of business on March 1, 1994: 6,862,810 shares.

             Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 1994 Annual Meeting of Stockholders of First Empire State Corporation in Part
     III.

                 FIRST EMPIRE STATE CORPORATION
                 ------------------------------

                            FORM 10-K
                            ---------

           For the fiscal year ended December 31, 1993
           -------------------------------------------

CROSS-REFERENCE SHEET
- ---------------------
                                                            Form
                                                            10-K
PART I                                                      Page
- ------                                                      ----

Item 1.   Business                                             5

Statistical disclosure pursuant to Guide 3

 I. Distribution of assets, liabilities, and stockholders' equity; interest rates and interest rate differential

     A.   Average balance sheets                            38-39

     B.   Interest income/expense and resulting
          yield or rate on average interest-earning
          assets (including non-accruing loans) and
          interest-bearing liabilities                      38-39

     C.   Rate/volume variances                                18

 II. Investment portfolio

     A.   Year-end balances                                    57

     B.   Maturity schedule and weighted average yield         44
III. Loan Portfolio

     A.   Year-end balances                                    59

     B.   Maturity and sensitivity to changes in
          interest rates                                       45

     C.   Risk elements
          Nonaccrual, past-due and renegotiated loans          41
          Actual and pro forma interest on certain loans       59
          Nonaccrual policy                                    55
          Foreign outstandings                                 27

 IV. Summary of loan loss experience

     A.   Charge-offs and recoveries                           40
          Factors influencing management's judgment
          concerning the adequacy of the allowance and
          provision                                            55

     B.   Allocation of allowance to loan categories           42

 V.  Deposits

     A.   Average balances                                  38-39

     B.   Maturity schedule of domestic time
          deposits with balances of $100,000
          or more                                              43

 VI. Return on equity and assets, etc.                17,22,30,31

                 FIRST EMPIRE STATE CORPORATION
                 ------------------------------

                            FORM 10-K
                            ---------

           For the fiscal year ended December 31, 1993
           -------------------------------------------

CROSS-REFERENCE SHEET--continued
- --------------------------------
                                                            Form
                                                            10-K
                                                            Page
                                                            ----

PART I, continued
- -------

Item  1.  Business, continued
VII.      Short-term borrowings                               61

Item  2.  Properties                                      19, 60

Item  3.  Legal Proceedings                                   19

Item  4.  Submission of Matters to a Vote of
          Security Holders                                    19

          Executive Officers of the Registrant             19-20

PART II

Item  5.  Market for Registrant's Common Equity
          and Related Stockholder Matters                     21

     A.   Principal market                                    21
          Market prices                                    32-33


     B.   Approximate number of holders at year end           15

     C.   Frequency and amount of dividends declared          33

     D.   Restrictions on dividends                        9, 70


Item  6.  Selected Financial Data

     A.   Selected consolidated year-end balances             15

     B.   Consolidated earnings, etc.                      16-17

Item  7.  Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations                                    21-47

Item  8.  Financial Statements and Supplementary Data

     A.   Report of Independent Accountants                   49
     B.   Consolidated Balance Sheet -
          December 31, 1993 and 1992                          50

                 FIRST EMPIRE STATE CORPORATION
                 ------------------------------

                            FORM 10-K
                            ---------

           For the fiscal year ended December 31, 1993
           -------------------------------------------
CROSS-REFERENCE SHEET--continued
- --------------------------------
                                                            Form
                                                            10-K
                                                            Page
                                                            ----

PART II, continued

- --------
Item 8, continued

     C.   Consolidated Statement of Income -
          Years ended December 31, 1993, 1992 and 1991        51

     D.   Consolidated Statement of Cash Flows -
          Years ended December 31, 1993, 1992 and 1991        52

     E.   Consolidated Statement of Changes in
          Stockholders' Equity - Years ended
          December 31, 1993, 1992 and 1991                    53

     F.   Notes to Financial Statements                    54-72

     G.   Quarterly Trends                                    33

Item  9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure              73

PART III
- --------

Item 10.  Directors and Executive Officers of the
          Registrant                                          73

Item 11.  Executive Compensation                              73

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                               73


Item 13.  Certain Relationships and Related
          Transactions                                        73

PART IV
- -------

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                 74
          Signatures                                       75-77

Exhibit Index                                              78-79

                             PART I

Item 1.  Business.
         --------
First Empire State Corporation (the "Registrant" or "First Empire (Parent)" or, together with its direct and indirect subsidiaries, the "Company") is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA") and under Article III-A of the New York Banking Law (the "Banking Law"). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14240. First Empire (Parent) was incorporated in November 1969. As of December 31, 1993, the Company had consolidated total assets of $10.4 billion, deposits of $7.4 billion and stockholders' equity of $724 million. The Company had 3,655 full-time and 745 part-time employees as of December 31, 1993.

At December 31, 1993, the Registrant had two wholly owned bank subsidiaries conducting business primarily in the State of New
York:  Manufacturers and Traders Trust Company ("M&T Bank") and
The East New York Savings Bank ("East New York").

Since the beginning of 1990, the Company has experienced significant growth through federally-assisted acquisitions of assets and liabilities of failed thrift institutions and through unassisted mergers. In January and September 1990, respectively, M&T Bank, in two federally-assisted transactions, purchased selected assets and assumed selected liabilities of Monroe Savings Bank, FSB, Rochester, New York, and Empire Federal Savings Bank of America, Buffalo, New York, two institutions that had been placed in receivership. In May 1991, M&T Bank and East New York similarly purchased certain assets and assumed certain liabilities of Goldome, a Buffalo, New York savings bank, from the Federal Deposit Insurance Corporation ("FDIC"), as receiver. In July 1992, Central Trust Company and Endicott Trust Company, two banks located in Rochester and Endicott, New York, respectively, were acquired and merged with and into M&T Bank.

The following table summarizes the loans and deposits acquired by the Company in these transactions at the time the transactions were consummated:

                 Recent Acquisitions and Mergers


                                              Loans    Deposits
                                              -----    --------
                                        (In billions of dollars)

  Monroe Savings Bank, FSB                      $0.4    $0.5
  Empire Federal Savings Bank of America         0.5     1.2
  Goldome                                        1.0     2.2
  Central Trust Company                          0.8     1.0
  Endicott Trust Company                         0.2     0.3

The Company from time to time considers acquiring additional banks or thrift institutions, generally within markets it currently services or in other nearby markets. The Company has pursued such opportunities in the past, currently continues to actively review different opportunities, including the possibility of major acquisitions, and intends to continue this practice.

                          Subsidiaries
                          ------------

M&T Bank is a banking corporation which is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System, the FDIC and, since October 25, 1993, the Federal Home Loan Bank System. First Empire (Parent) acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of First Empire (Parent). M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14240. As of December 31, 1993, M&T Bank had 122 banking offices located throughout New York State, including 106 in Western New York and in the Southern Tier of New York State, principally in Buffalo, Rochester and Endicott, 13 banking offices in the Hudson Valley region and one in New York City, plus a branch in Nassau, The Bahamas and representative offices in Albany and Syracuse. As of December 31, 1993, M&T Bank had consolidated total assets of $8.6 billion, deposits of $6.1 billion and stockholder's equity of $570 million. The deposit liabilities of M&T Bank are insured by the FDIC through either its Bank Insurance Fund ("BIF") or its Savings Association Insurance Fund ("SAIF"). Of M&T Bank's $6.1 billion in assessable deposits at December 31, 1993, 87% were assessed as BIF-insured and the remainder as SAIF-insured deposits. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is focused on consumers residing in New York State and on New York-based small and medium-size businesses. M&T Bank also provides other financial services through its operating subsidiaries.

East New York was acquired by First Empire (Parent) in December 1987. East New York, originally organized in 1868, is a New York-chartered capital stock savings bank, a member of the FDIC and, since October 25, 1993, a member of the Federal Home Loan Bank System. The deposit liabilities of East New York are insured by the FDIC through the BIF. The stock of East New York represents a major asset of First Empire (Parent). The principal executive offices of East New York are located at 2644 Atlantic Avenue, Brooklyn, New York 11207. Its banking business is conducted from 19 branch offices located in New York City and Nassau County, Long Island. As of December 31, 1993, East New York had total assets of $1.8 billion, deposits of $1.2 billion and stockholder's equity of $133 million. East New York takes deposits from, and offers other banking services to, a diverse base of customers located in its markets. East New York concentrates on making commercial mortgage loans which are secured by income producing properties that are primarily located throughout the metropolitan New York City area, especially apartment buildings and cooperative apartments.

M&T Capital Corporation ("M&T Capital"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in January 1968. M&T Capital is a federally-licensed small business investment company operating under the provisions of the Small Business Investment Act of 1958, as amended ("SBIA"). M&T Capital provides equity capital and long-term credit to "small-business concerns", as defined by the SBIA. M&T Capital had assets of $19 million as of December 31, 1993, and recorded approximately $3.6 million of revenues in 1993. The headquarters of M&T Capital are located at One M&T Plaza, Buffalo, New York.

M&T Mortgage Corporation ("M&T Mortgage") is the mortgage banking subsidiary of M&T Bank. M&T Mortgage was incorporated as a New York business corporation in November 1991. M&T Mortgage's principal activities are comprised of the origination of residential mortgages from loan production offices currently located in Columbus and Cincinnati, Ohio and Pittsburgh, Pennsylvania, and providing mortgage servicing to M&T Bank and others. M&T Mortgage had assets of $67 million as of December 31, 1993 and recorded approximately $10.1 million of revenues during 1993. The headquarters of M&T Mortgage are located at M&T Center, One Fountain Plaza, Buffalo, New York.

M&T Financial Corporation ("M&T Financial"), a New York business corporation, is a wholly owned subsidiary of M&T Bank which specializes in capital-equipment leasing. M&T Financial was formed in October 1985, had assets of $86 million as of December 31, 1993 and recorded approximately $908,000 of revenues in 1993. The headquarters of M&T Financial are located at 4925 Main Street, Amherst, New York.

M&T Securities, Inc. ("M&T Securities"), formerly named M&T Discount Brokerage Services, Inc. ("M&T Discount Brokerage"), is a wholly owned subsidiary of M&T Bank which was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and provides securities brokerage and investment advisory services. M&T Securities changed its name from M&T Discount Brokerage Services, Inc. effective as of December 1, 1993. M&T Securities recorded $446,000 of revenues during the fiscal year ended December 31, 1993. As of December 31, 1993, M&T Securities had immaterial assets, liabilities and net worth. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries represented, individually and collectively, an insignificant portion of the Company's consolidated assets, net income and stockholders' equity at December 31, 1993.

    Lines of Business, Principal Services, Industry Segments
    --------------------------------------------------------
                     and Foreign Operations
                     ----------------------

Commercial and retail banking, with activities incidental thereto, represents the sole significant line and/or segment of business of the Company. The Company's international activities are discussed in Note 14 of the Financial Statements filed herewith in Exhibit No. 13. The only activities that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in each of the last three years were lending and investment securities transactions. The amount of income from such sources during those years is set forth on the Company's Consolidated Statement of Income filed herewith in Exhibit No. 13.

                   Supervision and Regulation
                   --------------------------

The banking industry is subject to extensive state and federal regulation and is undergoing significant change. In 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted. FDICIA substantially amended the Federal Deposit Insurance Act ("FDI Act") and certain other statutes. Since FDICIA's enactment, the federal bank regulatory agencies have been in the process of adopting regulations to implement its statutory provisions. Most of these new regulatory provisions are now in effect, while others are being phased in over time. FDICIA and implementing regulations contain a number of substantial provisions that likely will have a significant impact on the banking industry as a whole and potentially could have a material impact upon the operations and earnings of the Company.

The following discussion summarizes certain aspects of the banking laws and regulations that affect the Company. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in the state legislature, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business of the Company. To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

                 Bank Holding Company Regulation
                 -------------------------------

As a registered bank holding company, the Registrant and its nonbank subsidiaries are subject to supervision and regulation under the BHCA by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the New York State Banking Superintendent (the "Banking Superintendent"). The Federal Reserve Board requires regular reports from the Registrant and is authorized by the BHCA to make regular examinations of the Registrant and its subsidiaries.

Under the BHCA, the Registrant may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any company, including a bank, without the prior approval of the Federal Reserve Board, except as specifically authorized under the BHCA. The Registrant is also subject to regulation under the Banking Law with respect to certain acquisitions of domestic banks. Under the BHCA, the Registrant, subject to the approval of the Federal Reserve Board, may acquire shares of nonbanking corporations the activities of which are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Federal Reserve Board has enforcement powers over bank holding companies and their nonbanking subsidiaries, among other things, to interdict activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative orders or written agreements with a federal bank regulator. These powers may be exercised through the issuance of cease-and-desist orders, civil money penalties or other actions.

Under the Federal Reserve Board's statement of policy with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit all available resources to support such institutions in circumstances where it might not do so absent such policy. Although this "source of strength" policy has been challenged in litigation, the Federal Reserve Board continues to take the position that it has authority to enforce it. For a discussion of circumstances under which a bank holding company may be required to guarantee the capital levels or performance of its subsidiary banks, see Capital Adequacy, below. The Federal Reserve also has the authority to terminate any activity of a bank holding company that constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution or to terminate its control of any bank or nonbank subsidiaries.

The BHCA includes a prohibition against interstate banking which can be overridden by any state which adopts a law that expressly permits out-of-state banking companies to form or acquire banks in such state. The Banking Law allows out-of-state banking companies to control New York banks if reciprocal rights are granted to New York banking companies. Most states have permitted New York banking companies to form or acquire banks located within their boundaries.

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the terms of the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. Further, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with, or acquire the assets or assume the liabilities of, a federally-regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. The Banking Law contains provisions similar to the CRA which are applicable to New York-chartered banks.


         Supervision and Regulation of Bank Subsidiaries
         -----------------------------------------------

The Registrant's banking subsidiaries are subject to regulation, and are examined regularly, by various bank regulatory agencies:
M&T Bank by the Federal Reserve Board and the Banking Superintendent and East New York by the FDIC and the Banking Superintendent. The Registrant and its direct, nonbanking subsidiaries are affiliates, within the meaning of the Federal Reserve Act, of the Registrant's subsidiary banks and their subsidiaries. As a result, the Registrant's subsidiary banks and their subsidiaries are subject to restrictions on loans or extensions of credit to, purchases of assets from, investments in, and transactions with the Registrant and its direct, nonbanking subsidiaries and on certain other transactions with them or involving their securities.

Under the "cross-guarantee" provisions of the FDI Act, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the BIF or SAIF of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Thus, any insured depository institution subsidiary of First Empire (Parent) could incur liability to the FDIC in the event of a default of another insured depository institution owned or controlled by First Empire (Parent). The FDIC's claim under the cross-guarantee provisions is superior to claims of stockholders of the insured depository institution or its holding company and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the BIF or SAIF or both.

                Dividends from Bank Subsidiaries
                --------------------------------

M&T Bank and East New York are subject, under one or more of the banking laws, to restrictions on the amount and frequency (no more often than quarterly) of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in Note 16 to the financial statements contained in Exhibit No. 13 hereto and to other statutory powers of bank regulatory agencies.

A condition precedent was interposed by the Banking Superintendent in connection with the Banking Superintendent's approval of a $41 million dividend payment by East New York to the Registrant in May 1991, which condition requires the Banking Superintendent's further approval before East New York can declare any subsequent dividends to the Registrant. The Banking Superintendent has approved dividend payments aggregating $9.5 million from East New York to the Registrant since imposing this condition. This condition precedent expired in 1994.

Under FDICIA, an insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards discussed below.

                        Capital Adequacy
                        ----------------


The Federal Reserve Board and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks under their supervision. Under the guidelines the so-called "Tier 1 capital" and "total capital" as a percentage of risk-weighted assets and certain off-balance sheet instruments must be at least 4% and 8%, respectively.

The Federal Reserve Board and the FDIC have also imposed a leverage standard to supplement their risk-based ratios. This leverage standard focuses on a banking institution's ratio of Tier 1 capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth are expected to maintain a Tier 1 capital to total assets ratio equal to at least 4 to 5%.

As reflected in the following table, the risk-based capital ratios and leverage ratios of the Registrant, M&T Bank and East New York as of December 31, 1993 exceeded the fully phased-in risk-based capital adequacy guidelines and the leverage standard.

       Capital Components and Ratios at December 31, 1993
                      (dollars in millions)

                      Registrant
                      (Consolidated) M&T Bank      East New York
                      -------------  --------      -------------
Capital Components
  Tier 1 capital       $  715      $  567          $  133
  Total capital           887         721             150

Risk-weighted assets
and off-balance sheet
instruments            $7,659      $6,300          $1,364

Risk-based Capital Ratio
  Tier 1 capital         9.33%        8.99%           9.73%
  Total capital         11.58        11.45           10.98

Leverage Ratio           6.63         6.07            7.64


FDICIA required each federal banking agency, including the Federal Reserve Board, to revise its risk-based capital standards within 18 months of the enactment of the statute into law on December 19, 1991 in order to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In August 1992, the Federal Reserve Board and the FDIC issued a joint advance notice of proposed rulemaking, soliciting comments on a proposed framework for implementing these revisions. Based on comments received, the federal banking agencies in September 1993 issued proposed rules whereby exposures to interest rate risk would be measured as the effect that a specified change in market interest rates would have on the net economic value of a bank. This economic perspective considers the effect that changing market interest rates may have on the value of a bank's assets, liabilities, and off-balance-sheet positions. The banking agencies propose to measure an institution's exposure using either a standardized, supervisory model or each bank's own internal model. In either case, the results could be used in one of two ways when assessing capital adequacy for interest rate risk. One approach would be to reduce an institution's risk-based capital ratios by an amount based on the level of measured risk. The other would be to use the measured exposure as only one of several factors in assessing the need for capital. The Registrant is studying these latest proposals but cannot assess at this point the impact the proposals would have on the Company's capital requirements. Additional proposals, including proposals which concern the risks of credit concentrations and nontraditional activities are currently pending, and there is no assurance that the adoption of these or other proposals implementing FDICIA will not have an adverse impact on the Company's capital requirements.

Bank regulators and legislators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. However, management is unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels and on what schedule.

FDICIA substantially revised the bank regulatory and funding provisions of the FDI Act and made revisions to several other federal banking statutes. Among other things, FDICIA required the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
"well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

Under the implementing regulations adopted by the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The Federal Reserve Board may reclassify a "well capitalized" bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. M&T Bank and East New York currently meet the definition of "well capitalized" institutions.

"Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized". Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Moreover, the parent holding company of a significantly undercapitalized depository institution may be ordered to divest itself of the institution or of nonbank subsidiaries of the holding company. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

FDICIA directed, among other things, that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards as they deem appropriate. The Federal Reserve Board adopted such standards in 1993.

FDICIA also contains a variety of other provisions that may affect the operations of the Company, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, limitations on the amount of purchased mortgage servicing rights and purchased credit card relationships includable in Tier 1 capital, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch. FDICIA also contains a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not "well capitalized" or are "adequately capitalized" and have not received a waiver from the FDIC.

               FDIC Deposit Insurance Assessments

As institutions insured by the BIF and the SAIF, M&T Bank and East New York are subject to FDIC deposit insurance assessments. Under current law, as amended by FDICIA, the insurance assessment to be paid by BIF-insured institutions shall be specified in a schedule required to be issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designed to increase the reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. FDICIA also authorizes the FDIC to impose one or more special assessments in any amounts deemed necessary to enable repayment of amounts borrowed by the FDIC from the Treasury Department. The FDIC set an assessment rate for the BIF of 0.195% for periods prior to June 30, 1991, and an assessment rate of 0.23% effective on June 30, 1991. Consistent with FDICIA, on September 15, 1992, the FDIC approved the implementation of a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on the institution's capital classification under the prompt corrective action provisions described above, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The assessment rates under the new system range from 0.23% to 0.31% depending upon the assessment category into which the insured institution is placed. The new assessment system became effective January 1, 1993. It is possible that BIF assessments will be further increased and that there may be a special additional assessment.

With respect to deposit insurance assessments on SAIF-insured deposits at M&T Bank (which represent approximately 13% of its total assessed deposit liabilities), under current law such assessments must be the greater of 0.15% of M&T Bank's average assessment base (as defined) or such rate as the FDIC at its sole discretion determines to be appropriate to increase (or maintain) the reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) within a reasonable period of time. Through December 31, 1993 the assessment rate could not have been less than 0.23% of the institution's average assessment base, and from January 1, 1994 through December 31, 1997 the assessment rate must not be less than 0.18% of the institution's average assessment base.
The assessment rate may be higher if the FDIC, in its sole discretion, determines such higher rate to be appropriate. Effective January 1, 1993, the risk-based deposit premium assessment system described above was made applicable to SAIF-insured deposits.

A significant increase in the assessment rate or a special additional assessment with respect to insured deposits could have an adverse impact on the results of operations and capital of M&T
Bank or East New York.

                      Governmental Policies
                      ---------------------

The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and Federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on the Company's business and earnings.

                           Competition
                           -----------

The Company competes in offering commercial and personal financial services with other banking institutions and with firms in a number of other industries, such as thrift institutions, credit unions, personal loan companies, sales finance companies, leasing companies, securities brokers and dealers, insurance companies and retail merchandising organizations. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis.

As described in Bank Holding Company Regulation, above, the Banking Law allows out-of-state banking companies to control New York banks if reciprocal rights are granted to New York banking companies. No such reciprocity is required of foreign banking companies. Most states have permitted New York banking companies to form or acquire banks located within their boundaries. Moreover, it is possible that federal or state legislative initiatives may follow the legislation signed into law in New York State in June 1992 which permits a form of reciprocal interstate branching. As a result, the number of banking organizations with which the Registrant's subsidiary banks compete may grow in the future.

                  Other Legislative Initiatives
                  -----------------------------

From time to time, various proposals are introduced in the United States Congress and in the New York Legislature and before various bank regulatory authorities which would alter the powers of, and restrictions on, different types of banking organizations and which would restructure part or all of the existing regulatory framework for banks, bank holding companies and other financial institutions.

Moreover, a number of other bills have been introduced in Congress which would further regulate, deregulate or restructure the financial services industry. It is not possible to predict whether these or any other proposals will be enacted into law or, even if enacted, the effect which they may have on the Company's business and earnings.

           Statistical Disclosure Pursuant to Guide 3
           ------------------------------------------

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K. Additional information is included in the following tables.



                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                                                                                                              Item 1, Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES


Dollars in thousands                                      1993           1992           1991           1990           1989
- --------------------------------------------------    -----------      ---------    -----------       --------       --------
Money - market assets
  Interest - Bearing deposits at banks                $    55,044        110,041            -          403,373        247,396
  Federal funds sold and resell agreements                329,429        312,461         67,351         65,532         21,800
  Trading account                                           9,815         53,515         42,957        125,268         72,587
- --------------------------------------------------     ----------      ---------    -----------       --------        -------
        Total Money - market assets                       394,288        476,017        110,308        594,173        341,783

Investment securities
  U.S. Treasury and federal agency                      1,387,395        916,621      1,725,604      1,125,794        937,412
  Obligations of states and political subdivisions         49,230         53,789        128,409        164,096        100,777
  Other                                                   992,527        750,154        731,973        133,327         98,461
- --------------------------------------------------     ----------     ----------    -----------     ----------     ----------
        Total investment securities                     2,429,152      1,720,564      2,585,986      1,423,217      1,136,650


Loans and leases
  Commercial, financial, leasing, etc.                  1,510,205      1,478,555      1,068,606      1,136,590      1,028,562
  Real estate - construction                               51,384         35,831         30,895         37,799         58,835
  Real estate - mortgage                                4,540,177      4,422,730      4,091,414      3,403,105      2,809,487
  Consumer                                              1,337,293      1,211,401      1,015,722        924,575        602,042
- --------------------------------------------------     ----------     ----------     ----------     ----------     ----------
       Total loans and leases                           7,439,059      7,148,517      6,206,637      5,502,069      4,498,926
  Unearned discount                                     (177,960)      (164,713)      (160,083)      (129,176)      (125,241)
  Allowance for possible credit losses                  (195,878)      (151,690)      (100,265)       (74,982)       (58,041)
- --------------------------------------------------     ----------     ----------     ----------     ----------     ----------
       Loans and leases, net                            7,065,221      6,832,114      5,946,289      5,297,911      4,315,644

Other real estate owned                                    12,222         16,694         10,354          5,655          3,383
Total assets                                           10,364,958      9,587,931      9,171,066      7,715,385      6,233,799
=================================================     ===========     ==========     ==========     ==========     ==========

Demand deposits                                         1,052,258      1,078,690        655,876        622,490        521,970
NOW accounts                                              764,690        770,618        683,732        482,029        425,912
Savings deposits                                        3,364,983      3,573,717      2,841,590      1,708,383        961,273
Time deposits                                           1,982,272      2,536,309      3,066,897      3,216,476      2,763,006
Deposits at foreign office                                189,058        117,776        226,229        171,632        198,406
- --------------------------------------------------     ----------     ----------     ----------     ----------     ----------
         Total deposits                                 7,353,261      8,077,110      7,474,324      6,201,010      4,870,567

Short - term borrowings                                 2,101,667        692,691      1,022,430        971,817        834,677
Long - term borrowings and capital leases                  75,590         75,685          9,477          3,205         13,088
Total liabilities                                       9,640,964      8,961,136      8,635,291      7,278,173      5,827,453
- --------------------------------------------------     ----------     ----------     ----------     ----------     ----------
Stockholders' equity                                      723,994        626,795        535,775        437,212        406,346
=================================================     ===========     ==========     ==========     ==========     ==========

STOCKHOLDERS, EMPLOYEES AND OFFICES

Number at year - end                                      1993           1992           1991           1990           1989
- -------------------------------------------------      ----------     ----------     ----------     ----------     ----------
Stockholders                                                3,985          4,157          4,346          4,579          4,748
Employees                                                   4,400          4,275          3,338          2,928          2,541
Banking Offices                                               145            151            115            114             89
=================================================     ===========     ==========     ==========     ==========     ==========




                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES


                                                                                                              Item 1, Table 2

CONSOLIDATED EARNINGS

Dollars in thousands                                       1993           1992          1991           1990           1989
- --------------------------------------------------     ----------     ----------     ----------    -----------     ----------
Interest income
Loans and leases, including fees                      $   608,473        602,932        592,395        522,455        440,335
Money - market assets
  Deposits at banks                                         6,740          1,083          7,864         18,424         33,691
  Federal funds sold and resell agreements                 20,403         18,100          5,322          7,689          7,265
  Trading account                                           1,242          2,927         15,716          5,151          4,115
Investment securities
  Fully taxable                                           101,187        125,529        138,808         95,398         83,381
  Exempt from federal taxes                                 2,584          5,906          9,292          8,351          7,926
- --------------------------------------------------     ----------      ---------    -----------       --------        -------
  Total interest income                                   740,629        756,477        769,397        657,468        576,713
- --------------------------------------------------     ----------      ---------    -----------       --------        -------
Interest Expense
NOW accounts                                               13,113         16,544         27,418         24,190         22,848
Savings deposits                                           90,392        110,142        123,468         70,857         55,498
Time deposits                                              98,508        153,588        242,684        247,284        234,644
Deposits at foreign office                                  3,243          4,348          9,014         12,008         20,887
Short - term borrowings                                    58,459         38,386         36,972         72,088         49,718
Long - term borrowings and capital leases                   6,158            590            659            501            825
- --------------------------------------------------     ----------     ----------    -----------     ----------     ----------
  Total interest expense                                  269,873        323,598        440,215        426,928        384,420
- --------------------------------------------------     ----------     ----------    -----------     ----------     ----------
Net interest income                                       470,756        432,879        329,182        230,540        192,293
Provision for possible credit losses                       79,958         84,989         63,412         27,412         15,285
- --------------------------------------------------     ----------     ----------     ----------     ----------     ----------
Net interest income after provision
  for possible credit losses                              390,798        347,890        265,770        203,128        177,008
- --------------------------------------------------     ----------     ----------     ----------     ----------     ----------
Other income
Trust income                                               23,865         16,905         11,847          9,696          8,713
Service charges on deposit accounts                        32,291         28,372         20,688         17,427         14,950
Merchant discount and other credit card fees                7,932          6,728          5,776          5,887          5,157
Trading account profits                                     2,702          1,684          5,015            284            362
Gain on sales of bank investment securities                   870         28,050            450              4          1,145
Gain on sales of venture capital investments                2,896          3,230          2,064            727            513
Other revenues from operations                             39,988         41,257         31,846         18,713         18,121
- --------------------------------------------------     ----------     ----------     ----------     ----------     ----------
  Total other income                                      110,544        126,226         77,686         52,738         48,961
- --------------------------------------------------     ----------     ----------     ----------     ----------     ----------
Other expense
Salaries and employee benefits                            154,340        130,751        103,201         85,884         78,316
Equipment and net occupancy                                47,823         41,659         33,350         28,617         22,588
Printing, postage and supplies                             13,021         13,111         10,727          7,603          6,254
Deposit insurance                                          17,684         17,783         15,222          6,680          3,800
Other costs of operations                                  94,951        108,034         66,161         42,349         38,659
- --------------------------------------------------     ----------     ----------     ----------     ----------     ----------
  Total other expense                                     327,819        311,338        228,661        171,133        149,617
- --------------------------------------------------     ----------     ----------     ----------     ----------     ----------
Income before income taxes and accounting change          173,523        162,778        114,795         84,733         76,352
Applicable income taxes                                    71,531         64,841         47,601         30,791         25,646
- --------------------------------------------------     ----------     ----------     ----------     ----------     ----------
Income before accounting change                           101,992         97,937         67,194         53,942         50,706
Cumulative effect of accounting change                          -              -              -              -        (9,455)
- --------------------------------------------------     ----------     ----------     ----------     ----------     ----------
Net income                                          $     101,992         97,937         67,194         53,942         41,251
=================================================     ===========     ==========     ==========     ==========     ==========
Dividends declared
  Common                                            $      13,054         10,780          9,344          8,275          7,632
  Preferred                                                 3,600          3,600          2,860              -              -
=================================================     ===========     ==========     ==========     ==========     ==========




                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES


                                                                                                              Item 1, Table 3

COMMON SHAREHOLDER DATA
                                                           1993           1992          1991           1990           1989
- --------------------------------------------------     ----------     ----------     ----------    -----------     ----------
Per Share
  Net income                                               $13.87          13.41           9.32           7.91           5.73
  Cash dividends declared                                    1.90           1.60           1.40           1.25           1.10
  Stockholders' equity at year - end                        99.43          85.79          73.91          65.94          59.44
Dividend pay out ratio                                      13.27 %        11.43          14.52          15.34          18.50
=================================================     ===========     ==========     ==========     ==========     ==========



                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES


                                                                                                              Item 1, Table 4

CHANGES IN INTEREST INCOME AND EXPENSE*


                                        1993 compared with 1992                    1992 compared with 1991
                                      ---------------------------             --------------------------------
                                                  Resulting from                         Resulting from
                                                   changes in:                            changes in:
                                      Total      ----------------              Total    -----------------
Increase (decrease) in thousands      change     Volume      Rate             change     Volume     Rate
- --------------------------------     --------    ------     -----             -------    ------     -----
Interest income
Loans and leases, including fees       $5,407    36,814  (31,407)              $9,489    66,979  (57,490)
Money - market assets
  Deposits at banks                     5,657     5,716      (59)             (6,781)   (4,114)   (2,667)
  Federal funds sold and resell
    agreements                          2,303     3,392   (1,089)              12,778    15,397   (2,619)
  Trading account                     (1,662)   (1,504)     (158)            (12,777)   (8,815)   (3,962)
Investment securities
  U.S. Treasury and federal agency   (19,520)     6,139  (25,659)            (27,360)   (1,615)  (25,745)
  State and municipal                 (5,522)   (4,232)   (1,290)             (5,305)   (3,521)   (1,784)
  Other                               (4,163)     8,384  (12,547)              14,220    22,650   (8,430)
- ----------------------------------   --------  --------  --------            --------  --------  --------
  Total interest income            $ (17,500)                             $  (15,736)
==================================   ========                                ========
Interest expense
Interest - bearing deposits
  NOW accounts                     $  (3,431)     1,849   (5,280)         $  (10,874)     3,760  (14,634)
  Savings deposits                   (19,750)     5,124  (24,874)            (13,326)    39,481  (52,807)
  Time deposits                      (55,080)  (26,143)  (28,937)            (89,096)  (37,833)  (51,263)
  Deposits at foreign office          (1,105)     (321)     (784)             (4,666)   (1,439)   (3,227)
Short - term borrowings                20,073    24,774   (4,701)               1,414    19,921  (18,507)
Long - term borrowings                  5,568     5,581      (13)                (69)         4      (73)
- ----------------------------------   --------  --------  --------            --------  --------  --------
  Total interest expense           $ (53,725)                             $ (116,617)
==================================   ========                                ========

* Interest income data are on a taxable - equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.


Item 2.  Properties.
          ----------

Both First Empire (Parent) and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 276,000 rentable square feet, is owned in fee by M&T Bank, and was completed in 1967 at a cost of approximately $17 million. First Empire (Parent), M&T Bank and their subsidiaries occupy approximately 69% of the building and the remainder is leased. At December 31, 1993, the cost of this property, net of accumulated depreciation, was $10.3 million.

In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 349,000 rentable square feet at a cost of approximately $12 million. This facility, known as M&T Center, is occupied by the Company's personnel and by non-affiliated tenants. At December 31, 1993, the cost of this building, including improvements made subsequent to acquisition and net of accumulated depreciation, was $16.4 million.

M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 213,000 square feet and their combined cost, net of accumulated depreciation, was $12.4 million.

The cost, net of accumulated depreciation and amortization, of the Company's premises and equipment is detailed in Note 6 of the Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data". Of the 141 domestic banking offices of the Registrant's subsidiary banks, 54 are owned in fee and 87 are leased.

Item 3.  Legal Proceedings.
          -----------------

A number of lawsuits were pending against the Registrant and its subsidiaries at December 31, 1993. In the opinion of management, the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated financial condition. Moreover, management believes that the Company has substantial defenses in such litigation, but there can be no assurance that the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated results of operations in the future.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------
           Not applicable

                   Executive Officers of the Registrant
                   ------------------------------------

Information concerning the Registrant's executive officers is presented below as of March 1, 1994. Shown parenthetically is the year since which the officer has held the indicated position with the Registrant or its subsidiaries. In the case of each such corporation, officers' terms run until the first meeting of the board of directors after such corporation's annual meeting, and until their successors are elected and qualified.

     Robert G. Wilmers, age 59, is president (1988), chief executive officer (1983) and a director (1982) of the Registrant. Mr. Wilmers served as chairman of the board of the Registrant prior to its acquisition of East New York. He is chairman of the board, president and chief executive officer (1983) and a director (1982) of M&T Bank. Mr. Wilmers is a director of East New York (1988) and M&T Financial (1985). In 1980, he formed Robert G. Wilmers Associates, New York City, a private investment firm.

     Paul B. Murray, age 70, is chairman of the board and a director
        (1988) of the Registrant. He is chairman of the board (1988), president (1978), chief executive officer (1980) and a director
        (1962) of East New York.  Mr. Murray is a director of M&T Bank
        (1988).

     William A. Buckingham, age 51, is an executive vice president (1990) of the Registrant and of M&T Bank, is in charge of its Retail Banking Division and serves as president (1992) of its Rochester Division. Mr. Buckingham held a number of management positions with Manufacturers Hanover Trust Company from 1973 to 1990, including the position of executive vice president of its branch banking division which he held immediately prior to joining the Registrant and M&T Bank.


     Atwood Collins, III, age 47, is the executive vice president and chief operating officer (1988) of East New York. Mr. Collins held a number of management positions with Morgan Guaranty Trust Company of New York from 1972 to 1988, including the position of senior vice president and manager of treasury operations which he held immediately prior to joining East New York.


     James L. Hoffman, age 54, is president (1992) of the Hudson Valley
        Division of M&T Bank. Mr. Hoffman served as chairman of the board, president, chief executive officer and a director (1983) of The First National Bank of Highland, which had been a wholly owned subsidiary of the Registrant prior to its merger with and into M&T Bank on February 29, 1992. Mr. Hoffman is a director of M&T Financial (1986). He served as an executive vice president of M&T Bank from 1974 to 1984.


     Barbara L. Laughlin, age 49, is an executive vice president (1993) of the Registrant and of M&T Bank (1990), and is in charge of its Technology and Banking Operations Division. Ms. Laughlin was executive vice president of retail banking and technology at The Seamen's Bank for Savings from June 1986 to April 1990 before joining M&T Bank.


     William C. Rappolt, age 48, is an executive vice president and the treasurer (1993) of the Registrant and of M&T Bank (1984), and is in charge of its Treasury Division. Mr. Rappolt is a director of M&T Financial (1985), and chairman of the board and a director of M&T Securities, Inc., formerly M&T Discount Brokerage, (1985).


     Robert E. Sadler, Jr., age 48, is an executive vice president (1990) of the Registrant and of M&T Bank (1983), and is in charge of its Commercial Banking Division. Mr. Sadler is chairman of the board
        (1987) and a director of M&T Capital (1983), chairman of the board
        (1989) and a director of M&T Financial (1985) and chairman of the board and a director of M&T Mortgage (1991).


     Harry R. Stainrook, age 57, is an executive vice president (1993) of the Registrant and of M&T Bank (1985), and is in charge of its Trust and Investment Services Division.


     Harry S. Tishelman, age 70, is a senior vice president of M&T Bank
        (1983) and a vice president of East New York (1988).  Mr.
        Tishelman is a director of M&T Mortgage Corporation (1991).


     James L. Vardon, age 52, is an executive vice president and the chief financial officer (1984) of the Registrant and of M&T Bank, and is in charge of its Finance Division. Mr. Vardon is a director of M&T Capital (1984) and M&T Financial (1985).

                                  PART II
                                  -------


Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
         Stockholder Matters.
         -------------------
         The Registrant's common stock is traded under the symbol FES on the American Stock Exchange. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K for market prices of Registrant's common stock, approximate number of common stockholders at year-end, frequency and amounts of dividends on common stock and restrictions on the payment of dividends.

Item 6.  Selected Financial Data.
         ------------------------
         See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------



CORPORATE PROFILE AND SIGNIFICANT DEVELOPMENTS
- ----------------------------------------------

First Empire State Corporation ("First Empire") is a regional bank holding company headquartered in Buffalo, New York with consolidated assets of $10.4 billion at December 31, 1993. First Empire and its consolidated subsidiaries are hereinafter referred to as "the Company". The Company operates principally through two wholly owned banking subsidiaries, Manufacturers and Traders Trust Company ("M&T Bank") and The East New York Savings Bank ("East New York"). M&T Bank, with total assets of $8.6 billion at December 31, 1993, is a New York-chartered commercial bank with 106 offices throughout Western New York State and New York's Southern Tier, 13 offices in New York's Hudson Valley region and offices in New York City, Albany, Syracuse and Nassau, The Bahamas. East New York, with total assets of $1.8 billion at December 31, 1993, is a New York-chartered savings bank with 19 offices in metropolitan New York City.

M&T Bank's subsidiaries include M&T Mortgage Corporation, a mortgage banking company with offices in Ohio and Pennsylvania, M&T Securities, Inc., a broker/dealer, M&T Financial Corporation, an equipment leasing company, and M&T Capital Corporation, a venture capital company.

In recent years, the Company has grown through a series of acquisitions of part or all of other New York State-based financial institutions. In July 1992, the Company acquired Central Trust Company of Rochester, New York ("Central Trust"), and Endicott Trust Company of Endicott, New York ("Endicott Trust"), and simultaneously merged them with and into M&T Bank. The acquisitions added approximately $1.4 billion in assets and $1.3 billion in deposits to the Company's consolidated balance sheet on the acquisition date, and brought 38 banking offices in Western New York and New York's Southern Tier into M&T Bank's branch network.

In 1991 and 1990, M&T Bank and East New York also acquired selected assets and assumed selected liabilities of three failed thrift institutions in financially-assisted transactions with Federal regulators. In 1991, M&T Bank and East New York purchased approximately $1.7 billion of assets and assumed approximately $2.2 billion of deposits. In two similar transactions in 1990, M&T Bank acquired nearly $889 million in assets of the failed institutions and assumed approximately $1.7 billion of deposits. No material amounts of intangible assets were recorded in connection with these financially-assisted transactions. The 1991 and 1990 acquisitions gave M&T Bank the rights to operate 20 former branch offices of the failed thrift institutions in the Buffalo metropolitan area and 15 branch offices in the Rochester, New York area. Additionally, as part of the 1991 acquisition, East New York added 3 branches in the New York City metropolitan area.

The acquisitions significantly expanded M&T Bank's market presence in both Buffalo and Rochester, despite the merger of many of the acquired branches with existing branches of M&T Bank. Each of the acquisitions has contributed to increases in net interest and fee income, as well as increased the level of operating expenses. The overall effect of the acquisitions was a significant positive contribution to the Company's net income in 1993.

During the fourth quarter of 1993, M&T Bank and East New York became stockholders of the Federal Home Loan Bank of New York. The Federal Home Loan Bank of New York is part of the Federal Home Loan Bank System, a national wholesale banking network of 12 regional, stockholder-owned banks. Such memberships provide M&T Bank and East New York with access to a readily-available, relatively low-cost wholesale funding source.

In response to increased consumer interest in alternative investments, three new mutual funds were added in 1993 to the Vision Group of Funds for which M&T Bank serves as investment adviser. These new funds expand the alternative investment options available to the Company's customers.

OVERVIEW
- --------

The Company's net income was $102.0 million or $13.87 per common share in 1993, compared to $97.9 million or $13.41 per common share in 1992 and $67.2 million or $9.32 per common share in 1991. Fully diluted earnings per common share, which assumes the full conversion of outstanding preferred stock into common, was $13.42 in 1993, $12.98 in 1992 and $9.15 in 1991. The 1992 results include $28.1 million of gains from the sales of investment securities. Excluding the after-tax impact of these gains, net income in 1992 was $81.9 million or $11.13 per common share and fully diluted earnings per share was $10.86.

The securities gains realized in 1992 were the result of management's decision to adjust the Company's holdings of investment securities in response to the declining interest rate environment and the expected erosion in economic value of certain securities resulting from prepayment risk. Sales were additionally prompted by the restructuring of the Company's balance sheet in anticipation of the Central Trust and Endicott Trust acquisitions. These sales served to reduce the size of the Company's balance sheet and mitigated the impact of the acquisitions on regulatory capital ratios.

The Company achieved a return on average assets in 1993 of .98%, compared to 1.03% in 1992 and .81% in 1991. The return on average common stockholders' equity was 15.61% in 1993, 17.39% in 1992 and 13.82% in 1991.
Excluding the effects of the 1992 securities gains, the return on average assets in 1992 was .86%, while the return on average common stockholders' equity was 14.43%.

Taxable-equivalent net interest income increased 8% in 1993 to $474.8 million, from $438.6 million in 1992. Taxable-equivalent net interest income was $337.7 million in 1991. An $823 million increase in 1993 in average earning assets resulting from loans obtained in the 1992 acquisitions and increased holdings of investment securities was the primary reason for the improved performance. Net interest income expressed as an annualized percentage of average earning assets was 4.76% in 1993, compared to 4.79% in 1992 and 4.22% in 1991.

Despite a 28% decline in 1993 from the prior year-end in the level of nonperforming loans, management considered it prudent to record a provision for possible credit losses of $80.0 million in 1993, 6% lower than the $85.0 million provided in 1992. The provision for possible credit losses was $63.4 million in 1991. Caution about the timing and sustainability of economic recovery in market areas served by the Company and the unsettled commercial real estate market in the New York City metropolitan area were the primary factors affecting management's decisions in determining the provision for possible credit losses.

Excluding securities gains, noninterest income for 1993 totaled $109.7 million, 12% above the $98.2 million in 1992, and 42% above the $77.2 million in 1991. Noninterest expense was $327.8 million in 1993, up 5% from $311.3 million in 1992 and 43% from $228.7 million in 1991.

On December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 expands the use of fair value accounting for certain securities that the reporting enterprise does not have the positive intent or ability to hold to maturity. For securities classified as "held to maturity", SFAS No. 115 retains the use of the "amortized cost" method of accounting. The adoption of the accounting statement had no impact on reported net income, but increased the carrying value of investment securities "available for sale" by $15.8 million. This resulted in an after-tax increase in stockholders' equity of $9.1 million, or $1.33 per common share.

NET INTEREST INCOME/LENDING AND FUNDING ACTIVITIES
- --------------------------------------------------

As a result of growth in average earning assets, which rose $823 million or 9% to $10.0 billion, 1993 taxable-equivalent net interest income rose $36.2 million or 8% from 1992 to $474.8 million. Net interest income was $438.6 million in 1992 and $337.7 million in 1991, while average earning assets were $9.2 billion and $8.0 billion, respectively. The Company's net interest margin, expressed as an annualized percentage of average earning assets, was 4.76% in 1993, down slightly from 4.79% achieved in 1992, but up from 4.22% in 1991.

The Company continued to benefit from a relatively wide net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, of 4.33%, up from 4.29% in 1992. The net interest spread in 1991 was 3.57%. The increased net interest spread in 1993 reflects a 56 basis point (hundredths of one percent) widening in the difference between the yield on loans and leases and the rate paid on interest-bearing deposits. Largely offsetting such increase was the impact of increases in average balances of investment securities and money-market investments, which generally yield less than loans, and short-term borrowings.

Growth in average earning assets during 1993 was largely comprised of a $411 million or 6% increase in average loans. The growth in loans was driven by the full-year effect in 1993 of the July 1, 1992 acquisitions of Central Trust and Endicott Trust. Nevertheless, sluggish economic conditions in market areas served by the Company tended to hamper loan demand throughout much of 1993, particularly in the commercial sector. In addition to the increase in average loans, average investment securities grew $180 million and money-market assets rose $232 million from 1992.

The current interest rate environment as reflected in the historically high spread between prime and money-market rates has been favorable to many banks. However, management believes that reductions in such spread would adversely impact the Company's net interest margin. Although not necessarily indicative of a trend, 1993's fourth quarter net interest spread of 4.14% was below that achieved in any other quarter of 1993.

To help lessen the exposure to changing interest rates, the Company has entered into interest rate swaps as hedging transactions. The effects of these swaps, which had an aggregate notional amount of approximately $1.2 billion at December 31, 1993, are reflected in the yields on loans and the rates paid on interest-bearing deposits. The net effect of such swaps was to increase the Company's net interest spread by 36 basis points in 1993, 22 basis points in 1992 and 9 basis points in 1991. In general, in each interest rate swap transaction the Company is entitled to receive a fixed rate of interest and must pay a variable rate of interest based on London Inter-Bank Offer Rates ("LIBOR"). During 1993 the Company paid a weighted average variable rate of 3.32% on interest rate swaps and received a weighted average fixed rate of 6.10%. In 1992 and 1991 the weighted average variable rates paid were 4.08% and 6.10%, respectively, and the weighted average fixed rates received were 8.10% and 8.22%, respectively. Additionally, as of December 31, 1993, the Company had also entered into forward interest rate swaps with an aggregate notional amount of $475 million. These forward swaps had no effect on net income in 1993. Under the terms of the forward swaps outstanding at December 31, 1993, the Company will pay a weighted average variable rate based on LIBOR and receive a weighted average fixed rate of 5.89%.

Despite average net interest-free funds rising 22% to nearly $1.4 billion in 1993, the contribution of interest-free funds to the net interest margin fell in 1993 to .43% from .50% in 1992 and .65% in 1991. A 90 basis point drop in the average cost of interest-bearing liabilities, which is used to value the contribution of interest-free funds, offset the benefit derived from the increase in funding from interest-free sources in 1993.

While the acquisitions of loans in the July 1992 Central Trust and Endicott Trust transactions added significantly to the average balance of loans outstanding in 1993, the acquisitions did not materially alter the Company's mix of loans. Table 4 depicts by type, average loans outstanding for the Company in 1993, together with the percentage change in average loans by category over the past two years. Excluding home equity lines of credit, which are classified as consumer loans, approximately 63% of the Company's loans during 1993 were real estate loans, down slightly from 64% in 1992 and 67% in 1991. At the recent year-end, the Company held approximately $3.0 billion of commercial real estate loans and $1.5 billion of consumer real estate loans.

Commercial real estate loans are originated by the Company predominately in the metropolitan New York City area, including properties in neighboring states generally considered to be within commuting distance of New York City, and Western New York, which includes Buffalo, Rochester and the surrounding area. Commercial real estate loans are also originated in the Hudson Valley and Southern Tier regions of New York State. The typical commercial mortgage loan originated by the Company is a fixed-rate instrument with monthly payments and a five-year balloon payment of the remaining principal at maturity. For borrowers in good standing, the terms of the loan agreement may be extended for an additional five years at the then-current market rate of interest. Table 5 depicts by geographical area the type of collateral supporting commercial real estate loans as of December 31, 1993, as well as the size of the loans outstanding. Approximately 60% of the $1.7 billion of commercial real estate loans in the metropolitan New York City area were secured by multi-family residential properties. In addition, the Company had approximately $361 million of loans secured by office space and $158 million of loans secured by retail properties in the New York City metropolitan area. The Company's experience has been that office space and, to a lesser degree, retail properties tend to experience more volatile swings in value through economic cycles. Approximately 59% of the aggregate dollar amount of New York City area loans were for $3 million or less.

Commercial mortgage loans secured by properties located elsewhere in New York State were chiefly comprised of loans originated in Western New York. Given the nature of customers served in this market, collateral types tend to show greater diversity and include a significant amount of lending to customers who use the property in their trade or business, as well as real estate investors. The typical loan in this segment of the portfolio was $3 million or less.

The Company normally refrains from construction lending, except when the borrower has obtained a commitment for permanent financing upon project completion. As a result, the commercial construction loan portfolio totaled only $45.4 million, or .6% of total loans as of the recent year-end.

Of the $1.5 billion of real estate loans secured by one-to-four family residential properties at the 1993 year-end, approximately 80% were for properties located in New York State. At December 31, 1993, residential mortgage loans held for sale totaled $205 million. In 1992, the Company began originating residential mortgage loans in Ohio and Pennsylvania through M&T Mortgage Corporation. Most of these loans were originated for sale in the secondary market with servicing rights retained.

The Company's investment securities portfolio averaged $2,173 million in 1993, up from $1,993 million in 1992 and $1,725 million in 1991. These increases occurred despite ongoing prepayments of mortgage-backed securities held in the investment portfolio, induced by the current interest rate environment, and were largely achieved through purchases of collateralized mortgage obligations ("CMOs"), other adjustable rate mortgage-backed securities and shorter-term U.S. Treasury notes. The Company considered its overall interest-rate risk profile, including the effects of interest rate swaps, when purchasing securities during 1993. The Company attempts to purchase securities which management believes provide reasonable rates of return for the prepayment risk assumed.

As noted earlier, the Company adopted SFAS No. 115 on December 31, 1993 and designated approximately $2.2 billion of investment securities as "available for sale", as defined in the accounting pronouncement. The excess of estimated fair value over amortized cost, or net unrealized investment gain, for such securities was $9.1 million, net of applicable income taxes. Such amount has been included in stockholders' equity in the consolidated balance sheet as "Unrealized investment gains, net". The adoption of SFAS No. 115 had no impact on the Company's reported earnings for 1993.

The average balance of money-market assets, which are comprised of interest-bearing deposits at banks, trading account assets, Federal funds sold and agreements to resell securities, was $826 million in 1993, up from $594 million a year earlier. Total money-market assets averaged $396 million in 1991. The increase in 1993 in these lower-yielding discretionary investments generally reflects investment opportunities in various short-term money-market instruments, the relative lack of alternative securities deemed attractive for longer-term investment and sluggish loan demand.

Core deposits, which are comprised of noninterest-bearing demand deposits, interest-bearing transaction accounts, savings deposits and domestic time deposits under $100,000, provide the Company with a stable source of funds at generally lower interest rates than wholesale funds of similar expected maturities. Average core deposits in 1993 declined 1% to $7,178 million from $7,240 million in 1992, but, primarily due to acquisitions, grew 14% in 1992 from $6,366 million in 1991. Funding provided by core deposits totaled 72% of average earning assets in 1993, compared with 79% a year earlier and 80% in 1991. The declines in core deposits have been primarily in time deposit accounts as depositors seeking potentially higher returns continued to redeploy investment funds out of the banking system into alternative investment vehicles, such as mutual funds. An analysis of changes in the components of core deposits is presented in table 6.

In addition to core deposits, the Company uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and others as sources of funding. Short-term borrowings averaged $1,922 million in 1993, $801 million above 1992's average of $1,121 million. Short-term borrowings averaged $650 million in 1991. In general, short-term borrowings have been used to fund the Company's investments in discretionary money-market assets and investment securities, and to replace deposit outflows. With regard to deposits not considered to be core deposits, domestic time deposits of $100,000 or more averaged $294 million in 1993, down 10% from $326 million in 1992 and 44% from $522 million in 1991. Average offshore deposits, which are primarily comprised of accounts with balances of $100,000 or more, amounted to $120 million in 1993, down from $130 million a year earlier and $159 million in 1991.

PROVISION FOR POSSIBLE CREDIT LOSSES
- ------------------------------------

The purpose of the provision is to replenish and build the Company's allowance for possible credit losses to a level necessary to maintain an adequate reserve position. In establishing the provision for possible credit losses, management considers historical loan losses incurred, the quality and size of the loan portfolios, the level of the allowance for possible credit losses and the economic climate.

The provision for possible credit losses was $80.0 million in 1993, compared with $85.0 million in 1992 and $63.4 million in 1991. Net charge-offs in 1993 decreased $10.5 million to $35.8 million, while nonperforming loans also decreased to $82.3 million at December 31, 1993 from $113.6 million a year earlier. Net charge-offs totaled $44.1 million in 1991 and nonperforming loans were $89.7 million at 1991's year-end. Net charge-offs as a percentage of average loans in 1993 were .51%, compared with .70% in 1992 and .75% in 1991. Despite declines in the level of net charge-offs and nonperforming loans of 23% and 28%, respectively, management considered it prudent to record a provision for possible credit losses in 1993 which was only 6% lower than 1992 due to concerns about the unsettled commercial real estate market, in particular in the New York City metropolitan area, and the timing and sustainability of economic recovery in market areas served by the Company in general. As a result, the allowance for possible credit losses was $195.9 million or 2.70% of net loans and leases outstanding at December 31, 1993, up from $151.7 million or 2.17% at December 31, 1992 and $100.3 million or 1.66% at December 31, 1991. The decrease in net charge-offs and lower nonperforming loan levels enabled the Company to establish an allowance-to-nonperforming loan ratio of 238%. The allowance's coverage of nonperforming loans was 134% a year earlier and 112% at December 31, 1991.

M&T Bank retains the contractual right to require the Federal Deposit Insurance Corporation ("FDIC") to repurchase prior to May 31, 1994 at a discount of 4% certain loans sold to M&T Bank by the FDIC from the portfolio of a failed thrift institution in the event such loans become adversely classified for regulatory purposes. As of December 31, 1993, such loans included approximately $100 million of commercial real estate loans and $249 million of consumer and residential mortgage loans.

A comparative allocation of the allowance for possible credit losses for each of the past five year-ends is presented in table 10. Amounts were allocated to specific loan categories based upon management's classification of loans under the Company's internal loan grading system and estimates of potential charge-offs inherent in each category. However, as the total reserve is available to absorb losses from any loan category, amounts assigned do not necessarily indicate future losses within these categories. The increase in the allocated portion of the reserve in 1993 compared to prior years is not necessarily indicative of a deterioration of credit quality within the loan portfolio, but rather reflects certain revisions to the assumptions used to calculate the allocated portion of the reserve in 1993. Nevertheless, the unallocated portion of the reserve represents management's assessment of the overall level of credit risk in the loan portfolio over a longer time frame.

Due to the size of the Company's commercial real estate loan portfolio, the Company's credit loss experience has been and will continue to be influenced by real estate prices, in particular, and overall economic conditions, in general. During 1993 the Company incurred $19.2 million of net charge-offs on commercial real estate loans, including $14.2 million on loans domiciled in the New York City metropolitan area, where declines in real estate values have been more pronounced. Nonperforming commercial real estate loans totaled $48.3 million at December 31, 1993, compared to $93.3 million a year earlier. Included in these totals were loans secured by properties in the New York City metropolitan area of $29.7 million and $49.3 million at December 31, 1993 and 1992, respectively.

The Company has limited exposure to possible losses originating from concentrations of credit extended to any specific industry. No such concentration exceeded 10% of total loans outstanding at December 31, 1993. Furthermore, the Company had no exposure to lesser-developed countries, and only $1.4 million of foreign loans in total. Highly leveraged transactions, including outstanding commitments, comprised only $87.0 million or approximately 1% of loans outstanding at December 31, 1993.

At December 31, 1993, repossessed assets taken in foreclosure of defaulted loans totaled $12.2 million, compared to $16.7 million and $10.4 million at year-end 1992 and 1991, respectively.

OTHER INCOME
- ------------

Excluding the effects of investment securities transactions, other income totaled $109.7 million in 1993, 12% above the $98.2 million earned in 1992 and 42% improved from $77.2 million in 1991.

Benefiting from a full year of revenue derived from customers of the former Central Trust and Endicott Trust, along with higher revenues from securities clearing, income from trust and investment services increased 41% to $23.9 million in 1993 from $16.9 million in 1992. The 1993 result was more than double 1991's $11.8 million, also largely due to twelve months of income from former Central Trust and Endicott Trust customers and higher securities clearing revenues. Including fee income from acquired deposits, service charges on deposit accounts increased 14% to $32.3 million in 1993, while in 1992 there was a 37% increase to $28.4 million from $20.7 million in 1991. The full-year effect of the Central Trust and Endicott Trust acquisitions helped increase merchant discount and other credit card fees to $7.9 million in 1993, from $6.7 million and $5.8 million in 1992 and 1991, respectively. Trading account profits were $2.7 million in 1993, up from $1.7 million earned in 1992, but down from $5.0 million earned in 1991.

Other revenues from operations were $42.9 million in 1993, down slightly from $44.5 million in 1992, but up 26% from $33.9 million in 1991. Included in other revenues from operations were gains from the sales of out-of-state loans obtained in acquisitions of $2.8 million in 1993, $6.0 million in 1992 and $5.6 million in 1991. Excluding such gains, other revenues from operations increased 4% from 1992 and 41% from 1991. Although revenues attributable to the acquisitions contributed to the improvement in 1993, the increase in other revenue from 1992 was, in large part, also due to additional income from the origination, sale and servicing of residential mortgage loans, asset management services and other loan fees. Other revenues in 1992 included $2.5 million of non-recurring earnings on options written to sell certain mortgage-backed securities. At December 31, 1993, residential mortgage loans serviced for others were approximately $2.9 billion. In 1993, the Company purchased servicing rights for approximately $395 million of residential mortgage loans.

OTHER EXPENSE
- -------------

Other expense totaled $327.8 million in 1993, up from $311.3 million in 1992 and $228.7 million in 1991. During 1993, the Company completed both the integration of Central Trust and Endicott Trust operations into M&T Bank and the major project to upgrade the Company's computer systems. The completion of these significant initiatives served to reduce operating expenses. However, offsetting the impact of these reduced expenses were the inclusion of a full year of ongoing operating expenses associated with the Central Trust and Endicott Trust franchises, increased processing costs associated with the additional revenues from residential mortgage banking activities and increased advertising and promotional expenses.

Salaries and employee benefits expense was $154.3 million in 1993, 18% higher than the $130.8 million in 1992. Salaries and benefits expense was $103.2 million in 1991. The additional six months of expense associated with the acquired franchises of Central Trust and Endicott Trust, merit salary increases and growth in the Company's residential mortgage lending and servicing business were the primary factors contributing to the increase in 1993. Staffing requirements necessitated in large part by acquisition activity has resulted in an increase in the number of employees in recent years. The number of full-time equivalent employees was 4,028 at December 31, 1993, compared to 3,959 and 3,053 at December 31, 1992 and 1991, respectively.

Nonpersonnel expenses for 1993 totaled $173.5 million, down 4% from $180.6 million in 1992. Such expenses were $125.5 million in 1991. Several significant factors in 1993 more than offset the increases in expenses associated with the 1992 acquisitions and other business growth previously noted. Most notable was a $12.1 million reduction to $4.7 million in write-downs of the carrying value of excess servicing fees and purchased mortgaged servicing rights associated with residential mortgage loans serviced for others. The amount of excess fees and purchased servicing rights recorded as assets was $17 million at December 31, 1993. As previously noted, the project to significantly upgrade the Company's major computer systems was successfully completed in 1993. Expenses associated with this project were approximately $1.0 million in 1993, compared with $9.2 million in 1992 and $4.7 million in 1991.

INCOME TAXES
- ------------
The provision for income taxes in 1993 was $71.5 million, up from $64.8 million in 1992 and $47.6 million in 1991. The effective tax rates were 41% in 1993 and 1991 and 40% in 1992.

On August 10, 1993, President Clinton signed the Omnibus Budget Reconciliation Act of 1993 into law. As part of the legislation, effective January 1, 1993, the tax rate applied to corporate taxable income in excess of $10 million was increased 1% to 35%. Under SFAS No. 109, the effects of the higher tax rate (and other changes made by the legislation) are recognized in determining financial statement income and deferred tax assets and liabilities in the period that includes the date of enactment. Accordingly, the aggregate effect of the legislation was to increase income tax expense and the effective tax rate in 1993 by approximately $792 thousand and .46%, respectively, including a $698 thousand benefit related to years prior to 1993.

In the first quarter of 1992, the Company prospectively adopted SFAS No. 109 which mandates a liability method of accounting for income taxes. Such adoption did not result in any net adjustment to the Company's balance sheet and, accordingly, there was no charge in the consolidated statement of income for 1992 resulting from the change in accounting principle.

INTERNATIONAL ACTIVITIES
- ------------------------

The Company's investment in international assets was $62 million and $36 million at December 31, 1993 and 1992, respectively. Total offshore deposits were $189 million and $118 million at December 31, 1993 and 1992, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY
- ---------------------------------------

A critical element in managing a banking institution is ensuring that sufficient cash flow and liquid assets exist to satisfy demands for loans, deposit withdrawals and other corporate purposes. The Company's core deposit base has historically provided a large source of funds. Such deposits financed 68% of the Company's earning assets at December 31, 1993, compared to 83% at December 31, 1992. Consistent with the experience of other financial institutions, the Company's core deposits, both in amount and as a percentage of earning assets, have declined. Such decline has been primarily in time deposit accounts as many depositors have transferred funds out of the banking system into alternative investment vehicles, such as mutual funds. The Company supplements funding from core deposits with various wholesale funds such as Federal funds purchased and securities sold under agreements to repurchase. Additionally, during 1993 M&T Bank and East New York became stockholders of the Federal Home Loan Bank of New York. Among other things, such memberships provide a combined credit facility of approximately $500 million, secured by residential mortgage loans and investment securities. Borrowings outstanding under such credit facility were $310 million at December 31, 1993. Further, funding is available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions which, while informal and sometimes reciprocal, aggregate to several times anticipated funding needs. Other sources of liquidity include maturities of money-market assets, repayments of loans and investment securities, and cash flow generated from operations.

First Empire's ability to pay dividends and fund operating expenses is primarily dependent on the receipt of dividend payments from its banking subsidiaries, which are subject to various regulatory limitations. Additionally, First Empire maintains a line of credit with a commercial bank.

First Empire and the Company do not currently anticipate engaging in any activity, in either the short- or long-term, which would cause a significant strain on liquidity. Management believes that available sources of funds are currently more than sufficient to meet anticipated funding needs.

Table 14 reflects the effect of repricing assets and liabilities on a contractual basis, and is presented in accordance with industry practice. The cumulative repricing figures in the table represent the net position of assets and liabilities contractually subject to repricing in specific time periods, adjusted for the impact of interest rate swaps entered into as hedge transactions. Management believes this measure does not appropriately depict interest rate risk since changes in interest rates do not necessarily affect all categories of earning assets and interest-bearing liabilities equally nor, as presented in the table, on the contractual maturity or repricing date. Additionally, assessing interest rate risk from a static position fails to consider ongoing lending and deposit gathering activities as well as projected changes in balance sheet composition.

In management's opinion, the foregoing interest rate sensitivity analysis does not appropriately reflect the Company's actual sensitivity to changes in the interest rate environment. Management monitors interest rate sensitivity with the aid of a computer model which takes into account typical interrelationships in the magnitude and timing of the repricing of all banking and investment products, including the effects of expected prepayments. Through analysis of such information, management believes that the Company's exposure to changing interest rates, as modified by interest rate swaps, is substantially different than the data presented in the accompanying table may imply. Management believes that the Company's net interest income would benefit from rising interest rates over a two to three year period; however, it is expected that higher interest rates would have a short-term detrimental effect on net interest income. Management closely monitors interest rate risk and stands ready to take action to mitigate the Company's exposure when circumstances deem it prudent to do so.

As part of overall interest rate sensitivity management, the Company has entered into currently effective interest rate swap contracts to help balance the Company's interest rate sensitivity position. The notional amount of such contracts was approximately $1.2 billion at December 31, 1993. In general, under the terms of these swaps, the Company receives a fixed rate of interest and pays a variable rate. The swaps increased net interest income by $34.2 million and net interest margin by 34 basis points in 1993. The increase in net interest income and margin in 1992 was $20.1 million and 22 basis points, respectively. Of the interest rate swaps currently in effect, $400 million mature in the first quarter of 1996. In general, beginning in 1995, the notional amount of the remaining swaps currently in effect will decline depending on the level of interest rates or the prepayment behavior of mortgage-backed securities to which the swaps are indexed. As of December 31, 1993, the Company had also entered into several forward swaps having a notional amount of $475 million. Such forward swaps had no effect on net interest income in 1993.

CAPITAL
- -------
Common stockholders' equity totaled $684.0 million at December 31, 1993, compared with $586.8 million and $495.8 million at the end of 1992 and 1991, respectively. On a per share basis, common stockholders' equity was $99.43 at December 31, 1993, up from $85.79 per share a year earlier and $73.91 at December 31, 1991. Total stockholders' equity was $724.0 million or 6.99% of total assets at December 31, 1993, compared with $626.8 million or 6.54% at December 31, 1992 and $535.8 million or 5.84% at December 31, 1991. The ratio of average total stockholders' equity to average total assets was 6.45%, 6.10% and 5.96% in 1993, 1992 and 1991, respectively.

Included in stockholders' equity were $9.1 million of net unrealized investment gains resulting from the Company's adoption of SFAS No. 115 on December 31, 1993. Such unrealized gains represent the amount by which fair value exceeded amortized cost for investment securities classified pursuant to SFAS No. 115 as "available for sale", net of applicable income taxes.

To assess the capital adequacy of banking institutions, Federal regulators
have implemented risk-based capital measures.   Generally, a banking
institution is required to maintain risk-based "core capital" and "total capital" ratios of at least 4% and 8%, respectively. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. The capital ratios of the Company and its banking subsidiaries, M&T Bank and East New York, as of December 31, 1993 are presented in table 15.

Excluding the effects of realized and unrealized gains from investment securities, First Empire's rate of internal capital generation rose to 12.66% in 1993 from 11.59% in 1992 and 11.00% in 1991. As a supplement to capital additions generated from earnings, First Empire issued $40 million of cumulative convertible 9% preferred stock in March 1991. Additionally, M&T Bank issued $75 million of ten year subordinated notes in December 1992, which further strengthened the "total capital" ratios of M&T Bank and the Company.

Cash dividends on common stock of $13.1 million were paid in 1993 compared with $10.8 million in 1992 and $9.3 million in 1991. In the second quarter of 1993, First Empire's quarterly common dividend rate was increased to $.50 per share from $.40. In total, dividends per common share increased to $1.90 in 1993 from $1.60 in 1992. Total dividends paid per common share were $1.40 in 1991. Dividends of $3.6 million were paid to the preferred stockholder in 1993 and 1992. Preferred stock dividends totaled $2.9 million in 1991.

In December 1993 First Empire announced a plan to purchase and hold as treasury stock up to 506,930 shares of its common stock as a reserve for the possible future conversion of its 9% convertible preferred stock. Such preferred stock is convertible at any time into shares of First Empire's common stock at a conversion price of $78.90625 per share, subject to certain adjustments. First Empire has the right to redeem the preferred stock without premium on or after March 31, 1996. However, upon receipt of notification of such a planned redemption, the holder may convert the preferred stock into common shares. As of December 31, 1993, no common shares had been purchased pursuant to the plan.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED
- ----------------------------------------------------
In May 1993 the Financial Accounting Standards Board issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 requires that creditors measure certain impaired loans based on the present value of expected future cash flows, discounted at the loan's effective interest rate or at the loan's observable value or the fair value of underlying collateral, if the loan is collateral-dependent. SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. When adopted, SFAS No. 114 is not expected to have an adverse impact on the Company's results of operations.


                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                                                                      Table 1

FINANCIAL HIGHLIGHTS

Amounts in thousands, except per share             1993                1992         Change
- --------------------------------------             ----                ----         ------
For the year
- --------------------------------------
Net income                                  $   101,992              97,937         +   4%
Per common share
     Net income
       Primary                                    13.87               13.41         +   3
       Fully diluted                              13.42               12.98         +   3
     Cash dividends                                1.90                1.60         +  19
     Proforma net income*
       Primary                                    13.81               11.13         +  24
       Fully diluted                              13.36               10.86         +  23
Average common shares outstanding
     Primary                                      7,091               7,033         +   1
     Fully diluted                                7,601               7,544         +   1
Return on
     Average total assets                         0.98%               1.03%
     Average common stockholders' equity         15.61%              17.39%
Proforma return on*
     Average total assets                         0.98%               0.86%
     Average common stockholders' equity         15.53%              14.43%
Market price per common share
     Closing                                $    140.75              134.50         +   5
     High                                        159.00              142.00
     Low                                         130.25               99.00
- -----------------------------------------      --------            --------        -------

At December 31
- -----------------------------------------
Loans and leases, net of unearned discount  $ 7,261,099           6,983,804         +   4%
Total assets                                 10,364,958           9,587,931         +   8
Total deposits                                7,353,261           8,077,110         -   9
Total stockholders' equity                      723,994             626,795         +  16
Stockholders' equity per common share            $99.43               85.79         +  16
=========================================    ==========          ==========       ========

*Before gains on sales of bank investment securities.




                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                                                                      Table 2
QUARTERLY TRENDS, Taxable-equivalent basis
                                                                  1993 Quarters
                                              -------------------------------------------------------
                                                Fourth          Third         Second        First
- -------------------------------------------     ------          -----         ------        ------
Earnings and dividends
Amounts in thousands, except per share
- -------------------------------------------
Interest income                               $ 185,550        185,069        189,417        184,673
Interest expense                                 66,761         66,014         69,062         68,036
- ------------------------------------------     --------        -------        -------        -------
Net interest income                             118,789        119,055        120,355        116,637
Less: provision for possible credit losses       21,713         19,715         20,215         18,315
Other income                                     28,702         27,484         27,491         26,867
Less: other expense                              79,388         80,426         84,566         83,439
- ------------------------------------------     --------        -------        -------        -------
Income before income taxes                       46,390         46,398         43,065         41,750
Applicable income taxes                          18,848         19,358         16,874         16,451
Taxable-equivalent adjustment                       909          1,188          1,006            977
- ------------------------------------------     --------        -------        -------        -------
Net income                                   $   26,633         25,852         25,185         24,322
- ------------------------------------------     --------        -------        -------        -------
Cash dividends on preferred stock                  $900            900            900            900
Per common share data
     Net income
       Primary                                    $3.62           3.52           3.42           3.31
       Fully diluted                               3.50           3.40           3.31           3.21

     Net income,excluding securities
              transactions (note 2)
       Primary                                     3.62           3.51           3.42           3.25
       Fully diluted                               3.50           3.39           3.31           3.15
     Cash dividends                                 .50            .50            .50            .40
Average common shares outstanding
     Primary                                      7,097          7,097          7,102          7,069
     Fully diluted                                7,604          7,604          7,609          7,586
==============================================   ======         ======         ======         ======

Balance sheet data
Dollars in millions, except per share
- ----------------------------------------------
Average balances
     Total assets                              $ 10,775         10,348         10,483          9,951
     Earning assets                              10,371          9,947         10,070          9,527
     Investment securities                        2,521          2,384          2,063          1,713
     Loans and leases,
       net of unearned discount                   7,080          6,991          6,957          6,899
     Deposits                                     7,352          7,516          7,649          7,856
     Stockholders' equity                           703            680            659            638
- ------------------------------------------     --------        -------        -------        -------
At end of quarter
     Total assets                              $ 10,365         10,930         10,457         10,423
     Earning assets                              10,085         10,462         10,059          9,895
     Investment securities                        2,429          2,523          2,526          1,726
     Loans and leases,
      net of unearned discount                    7,261          7,092          7,021          6,887
     Deposits                                     7,353          7,538          7,591          7,788
     Stockholders' equity                           724            692            670            649
     Book value per common share                 $99.43          94.88          91.67          88.68
==============================================   ======         ======         ======         ======

Performance ratios, annual basis
- ----------------------------------------------
Return on
     Average assets                               0.98%          0.99%          0.96%          0.99%
     Average common stockholders' equity         15.39%         15.46%         15.74%         15.88%
Net interest margin on average
     earning assets                               4.54%          4.75%          4.79%          4.96%
Nonperforming assets to total assets,
     at end of quarter                            0.91%          0.92%          1.01%          1.21%
- ------------------------------------------     --------        -------        -------        -------
Market price per common share
     High                                   $   147            147            159            150 1/2
     Low                                        132 1/4        136 1/8        133 1/8        130 1/4
     Closing                                    140 3/4        140 3/4        137            149 3/4
==============================================  =======        =======        =======        =======

Note 1: Prior period information has been reclassified to conform to current period presentation.
Note 2: Due to rounding, the total of the quarterly amounts may not equal the amount for the full year.



      33.1


                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                                                                      Table 2

QUARTERLY TRENDS, Taxable-equivalent basis - continued

                                                             1992 Quarters
                                              -------------------------------------------------------
                                                Fourth     Third         Second              First
- -------------------------------------------     ------     -----         ------              ------
Earnings and dividends
Amounts in thousands, except per share
- -------------------------------------------
Interest income                             $   189,638        195,553        185,631        191,387
Interest expense                                 75,005         80,077         80,776         87,740
- ------------------------------------------     --------        -------        -------        -------
Net interest income                             114,633        115,476        104,855        103,647
Less: provision for possible credit losses       21,424         21,720         24,127         17,718
Other income                                     31,318         24,028         35,470         35,410
Less: other expense                              87,960         81,918         68,401         73,059
- ------------------------------------------     --------        -------        -------        -------
Income before income taxes                       36,567         35,866         47,797         48,280
Applicable income taxes                          13,812         13,532         18,382         19,115
Taxable-equivalent adjustment                     1,130          1,322          1,653          1,627
- ------------------------------------------     --------        -------        -------        -------
Net income                                   $   21,625         21,012         27,762         27,538
- ------------------------------------------     --------        -------        -------        -------
Cash dividends on preferred stock                  $900            900            900            900
Per common share data
     Net income
       Primary                                    $2.93           2.85           3.82           3.81
       Fully diluted                               2.86           2.78           3.68           3.66

     Net income,excluding securities
              transactions (note 2)
       Primary                                     3.00           2.80           2.74           2.59
       Fully diluted                               2.92           2.73           2.67           2.53
     Cash dividends                                 .40            .40            .40            .40
Average common shares outstanding
     Primary                                      7,054          7,044          7,033          7,000
     Fully diluted                                7,561          7,556          7,542          7,517
==============================================   ======         ======         ======         ======

Balance sheet data
Dollars in millions, except per share
- ----------------------------------------------
Average balances
     Total assets                            $   10,346          9,954          8,937          8,966
     Earning assets                               9,910          9,527          8,594          8,590
     Investment securities                        1,789          1,773          2,063          2,352
     Loans and leases,
       net of unearned discount                   7,065          7,103          6,093          6,014
     Deposits                                     8,128          8,274          7,120          7,249
     Stockholders' equity                           612            593            572            552
- ------------------------------------------     --------        -------        -------        -------
At end of quarter
     Total assets                            $    9,588         10,266          8,752          9,019
     Earning assets                               9,180          9,843          8,411          8,655
     Investment securities                        1,721          1,790          1,767          2,278
     Loans and leases,
      net of unearned discount                    6,984          7,112          6,121          5,972
     Deposits                                     8,077          8,159          7,133          7,166
     Stockholders' equity                           627            603            585            560
     Book value per common share                 $85.79          83.46          80.94          77.40
==============================================   ======         ======         ======         ======

Performance ratios, annual basis
- ----------------------------------------------
Return on
     Average assets                               0.83%          0.84%          1.25%          1.24%
     Average common stockholders' equity         14.42%         14.46%         20.29%         20.92%
Net interest margin on average
     earning assets                               4.60%          4.82%          4.91%          4.85%
Nonperforming assets to total assets,
     at end of quarter                            1.36%          1.24%          1.26%          1.18%
- ------------------------------------------     --------        -------        -------        -------
Market price per common share
     High                                    $  142            134            132            130 1/4
     Low                                        131            126            117             99
     Closing                                    134 1/2        133 1/2        126 1/2        121
============================================    =======        =======        =======        =======


Note 1: Prior period information has been reclassified to conform to current period presentation.
Note 2: Due to rounding, the total of the quarterly amounts may not equal the amount for the full year.




                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                                                                      Table 3
EARNINGS SUMMARY
Dollars in millions






       Increase (decrease)*                                                                             Compound
  1992 to 1993    1991 to 1992                                                                         growth rate
  -------------   ------------                                                                          - 5 years
  Amount     %    Amount    %                            1993     1992      1991      1990      1989   1988 to 1993
  ------    --    ------   --  -----------------------   -----    -----     -----     -----     -----  ------------
$ (17.5)    (2) $ (15.7)   (2) Interest income**       $ 744.7    762.2     777.9     666.4     585.9           8 %
  (53.7)   (17)  (116.6)  (26) Interest expense          269.9    323.6     440.2     426.9     384.4          (3)
  ------   ----  -------  ---- -----------------------  ------    -----     -----     -----     -----  ------------
   36.2      8    100.9    30  Net interest income**     474.8    438.6     337.7     239.5     201.5          19
                               Less: provision for
   (5.0)    (6)    21.6    34  possible credit losses     80.0     85.0      63.4      27.4      15.3          42
                               Gain (loss) on sales of
  (27.2)   (97)    27.6    -   bank investment securities  0.9     28.1       0.4        -        1.1           -
   11.5     12     20.9    27  Other income              109.7     98.2      77.2      52.7      47.8          19
                               Less:
                               Salaries and employee
   23.6     18     27.6    27  benefits                  154.3    130.8     103.2      85.9      78.3          15
   (7.1)    (4)    55.1    44  Other expense             173.5    180.6     125.4      85.2      71.3          19
  ------   ----  -------  ---- -----------------------  ------    -----     -----     -----     -----  ------------

                               Operating income***
    9.1      5     45.2    37  before income taxes       177.6    168.5     123.3      93.7      85.5          19
                               Less:
                               Taxable-equivalent
   (1.7)   (29)    (2.8)  (33) adjustment**                4.1      5.8       8.5       9.0       9.2          (16)
    6.7     10     17.2    36  Applicable income taxes    71.5     64.8      47.6      30.8      25.6           28
  ------   ----  -------  ---- -----------------------  ------    -----     -----     -----     -----  ------------
    4.1      4     30.7    46  Operating income***       102.0     97.9      67.2      53.9      50.7           18
                               Cumulative effect of
      -      -        -     -  accounting change             -        -         -         -     (9.4)            -
  ------   ----  -------  ---- -----------------------  ------    -----     -----     -----     -----  ------------
$   4.1      4   $ 30.7    46  Net income              $ 102.0     97.9      67.2      53.9      41.3           18%
  ------   ----  -------  ---- -----------------------  ------    -----     -----     -----     -----  ------------

  * Changes were calculated from unrounded amounts.
 ** Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment is primarily to interest received on qualified municipal securities and industrial revenue financings and is based on a composite income tax rate of approximately 42% for 1993 and 41% for all other periods.
*** Represents income before the after-tax cumulative effect of change in accounting principle related to postretirement benefits.





                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                                                                      Table 4

AVERAGE LOANS AND LEASES
(net of unearned discount)
                                                        Percent increase
                                                        (decrease) from
                                                  ---------------------------

Dollars in millions                     1993      1992 to 1993   1991 to 1992
- ----------------------------------     ------     ------------   ------------
Commercial, financial, etc.            $1,420             15 %           16 %
Real estate - commercial                2,872             10             14
Real estate - consumer                  1,515             (7)             -
Consumer                                1,175              6             23
- ----------------------------------    -------      -----------      --------
Total                                  $6,982              6 %           12 %
==================================    =======      ===========      ========

                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                                                                      Table 5
COMMERCIAL REAL ESTATE LOAN PORTFOLIO AT DECEMBER 31, 1993
(net of unearned discount)

                                            Percent of dollars outstanding by loan size
                                 Out-        -------------------------------------------
Dollars in millions            standings      $0-1      $1-3     $3-10      $10+
- -------------------------      ---------      ----      ----     -----      ----
Metropolitan NYC
     Apartments/
       Multifamily           $   1,029.5      16 %      23 %      17 %       3 %
     Office                        360.9       2         7        10         2
     Retail                        157.8       2         4         3         1
     Construction                    1.6       -         -         -         -
     Industrial                     79.4       1         2         2         -
     Other                          83.7       1         1         2         1

- -------------------------      ---------  ------    ------    ------    ------
       Total Metro NYC       $   1,712.9      22 %      37 %      34 %       7 %
- -------------------------      ---------  ------    ------    ------    ------
Other New York State
     Apartments/
       Multifamily           $     194.6       7 %       6 %       3 %       - %
     Office                        308.3      11         8         5         3
     Retail                        223.2       9         7         3         -
     Construction                   43.8       2         1         1         -
     Industrial                    131.0       7         3         2         -
     Other                         267.1       8         9         5         -
- -------------------------      ---------  ------    ------    ------    ------
     Total Other NY State    $   1,168.0      44 %      34 %      19 %       3 %
- -------------------------      ---------  ------    ------    ------    ------
Out-of-State
     Apartments/
       Multifamily           $      51.2       6 %      17 %      14 %       - %
     Office                         20.7       -         -         3        12
     Retail                         18.3       2         6         5         -
     Construction                   -          -         -         -         -
     Industrial                     14.8       2         -         8         -
     Other                          34.0       3         3        11         8
- -------------------------      ---------  ------    ------    ------    ------
     Total Out-of-State      $     139.0      13 %      26 %      41 %      20 %
- -------------------------      ---------  ------    ------    ------    ------
     Total Loans             $   3,019.9      30 %      36 %      28 %       6 %
=========================      =========  ======    ======    ======    ======




                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                                                                      Table 6

AVERAGE CORE DEPOSITS

                                                       Percent increase
                                                       (decrease) from
                                                  ---------------------------
Dollars in millions                     1993      1992 to 1993   1991 to 1992
- ----------------------------------     ------     ------------   ------------
NOW accounts                           $  747             12 %           16 %
Savings deposits                        3,500              5             39
Time deposits under $100,000            1,955            (20)           (14)
Demand deposits                           976             24             40
- ----------------------------------    -------      ----------     ---------
Total                                  $7,178            (1) %           14 %
==================================    =======      ==========     =========



                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                                                                                                                   Table 7


AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES



                                                               1993                                  1992
                                                  ----------------------------          ----------------------------
Average Balance in millions;                     Average               Average          Average              Average
      interest in thousands                      balance     Interest   rate            balance    Interest   rate
- --------------------------------------------     --------    --------  -------          -------    --------  -------
Assets
Earning assets
Loans and leases, net of unearned discount*
     Commercial, financial, etc.                  $ 1,420   $ 112,568   7.93 %            1,237     103,786   8.39 %
     Real estate                                    4,387     379,832   8.66              4,225     392,384   9.29
     Consumer                                       1,175     118,461  10.08              1,109     109,284   9.85
- --------------------------------------------     --------    --------  ------            ------    --------  -----
       Total loans and leases, net                  6,982     610,861   8.75              6,571     605,454   9.21
- --------------------------------------------     --------    --------  ------            ------    --------  -----
Money-market assets
     Interest-bearing deposits at banks               189       6,740   3.56                 29       1,083   3.76
     Federal funds sold and agreements
       to resell securities                           610      20,403   3.35                510      18,100   3.55
     Trading account                                   27       1,434   5.32                 55       3,096   5.62
- --------------------------------------------     --------    --------  ------            ------    --------  -----
       Total Money-market assets                      826      28,577   3.46                594      22,279   3.75
- --------------------------------------------     --------    --------  ------            ------    --------  -----
Investment securities
     U.S. Treasury and federal agency               1,300      62,420   4.80              1,204      81,940   6.81
     State and municipal                               41       2,600   6.40                103       8,122   7.85
     Other                                            832      40,251   4.84                686      44,414   6.48
- --------------------------------------------     --------    --------  ------            ------    --------  -----
       Total investment securities                  2,173     105,271   4.84              1,993     134,476   6.75
- --------------------------------------------     --------    --------  ------            ------    --------  -----
       Total earning assets                         9,981     744,709   7.46              9,158     762,209   8.32
- --------------------------------------------     --------    --------  ------            ------    --------  -----
Allowance for possible credit losses                (174)                                 (130)
Cash and due from banks                               304                                   273
Other assets                                          279                                   253
- --------------------------------------------     --------                                ------
       Total assets                            $   10,390                                 9,554
============================================     ========                                ======
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
     NOW accounts                              $      747      13,113   1.75                666      16,544   2.48
     Savings deposits                               3,500      90,392   2.58              3,338     110,142   3.30
     Time deposits                                  2,249      98,508   4.38              2,773     153,588   5.54
     Deposits at foreign office                       120       3,243   2.71                130       4,348   3.35
- --------------------------------------------     --------    --------  ------            ------    --------  -----
       Total interest-bearing deposits              6,616     205,256   3.10              6,907     284,622   4.12
- --------------------------------------------     --------    --------  ------            ------    --------  -----
Short-term borrowings                               1,922      58,459   3.04              1,121      38,386   3.42
Obligations under capital leases                        1          64  10.06                  1          78  10.08
Other long-term borrowings                             75       6,094   8.12                  6         512   8.11
- --------------------------------------------     --------    --------  ------            ------    --------  -----
       Total interest-bearing liabilities           8,614     269,873   3.13              8,035     323,598   4.03
- --------------------------------------------     --------    --------  ------            ------    --------  -----
Demand deposits                                       976                                   789
Other liabilities                                     130                                   147
- --------------------------------------------     --------                                ------
       Total liabilities                            9,720                                 8,971
- --------------------------------------------     --------                                ------
Stockholders' equity                                  670                                   583
- --------------------------------------------     --------                                ------
       Total liabilities and stockholders'
         equity                                 $  10,390                                 9,554
============================================      =======                                ======
Net interest spread                                                     4.33                                  4.29
Contribution of interest-free funds                                     0.43                                  0.50
- --------------------------------------------                 --------  ------                      --------  -----
Net interest income/margin on earning assets                $ 474,836   4.76 %                      438,611   4.79 %
============================================                 ========  ======                      ========  ======

* Includes nonaccruing loans

                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                                                                                                  Table 7(continued)


AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES



                                                               1991                                  1990
                                                  ----------------------------          ----------------------------
Average Balance in millions;                     Average               Average          Average              Average
      interest in thousands                      balance     Interest   rate            balance    Interest   rate
- --------------------------------------------     --------    --------  -------          -------    --------  -------
Assets
Earning assets
Loans and leases, net of unearned discount*
     Commercial, financial, etc.                  $ 1,067   $ 101,717   9.53 %            1,014     105,519  10.41 %
     Real estate                                    3,910     389,748   9.97              3,297     341,553  10.36
     Consumer                                         898     104,500  11.64                635      79,835  12.58
- --------------------------------------------     --------    --------  ------            ------    --------  -----
       Total loans and leases, net                  5,875     595,965  10.14              4,946     526,907  10.65
- --------------------------------------------     --------    --------  ------            ------    --------  -----
Money-market assets
     Interest-bearing deposits at banks               109       7,864   7.19                215      18,424   8.54
     Federal funds sold and agreements
       to resell securities                            95       5,322   5.62                 96       7,689   8.03
     Trading account                                  192      15,873   8.27                 64       5,334   8.37
- --------------------------------------------     --------    --------  ------            ------    --------  -----
       Total Money-market assets                      396      29,059   7.34                375      31,447   8.38
- --------------------------------------------     --------    --------  ------            ------    --------  -----
Investment securities
     U.S. Treasury and federal agency               1,222     109,300   8.94                947      87,233   9.22
     State and municipal                              146      13,427   9.21                121      11,893   9.81
     Other                                            357      30,194   8.47                 93       8,968   9.66
- --------------------------------------------     --------    --------  ------            ------    --------  -----
       Total investment securities                  1,725     152,921   8.87              1,161     108,094   9.31
- --------------------------------------------     --------    --------  ------            ------    --------  -----
       Total earning assets                         7,996     777,945   9.73              6,482     666,448  10.28
- --------------------------------------------     --------    --------  ------            ------    --------  -----
Allowance for possible credit losses                 (91)                                  (66)
Cash and due from banks                               213                                   203
Other assets                                          227                                   172
- --------------------------------------------     --------                                ------
       Total assets                             $   8,345                                 6,791
============================================     ========                                ======
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
     NOW accounts                              $      576      27,418   4.76                445      24,190   5.44
     Savings deposits                               2,395     123,468   5.16              1,244      70,857   5.69
     Time deposits                                  3,354     242,684   7.24              2,988     247,284   8.28
     Deposits at foreign office                       159       9,014   5.68                153      12,008   7.85
- --------------------------------------------     --------    --------  ------            ------    --------  -----
       Total interest-bearing deposits              6,484     402,584   6.21              4,830     354,339   7.34
- --------------------------------------------     --------    --------  ------            ------    --------  -----
Short-term borrowings                                 650      36,972   5.69                896      72,088   8.04
Obligations under capital leases                        1          95  10.24                  1         107  10.21
Other long-term borrowings                              6         564   9.21                  7         394   6.04
- --------------------------------------------     --------    --------  ------            ------    --------  -----
       Total interest-bearing liabilities           7,141     440,215   6.16              5,734     426,928   7.45
- --------------------------------------------     --------    --------  ------            ------    --------  -----
Demand deposits                                       563                                   529
Other liabilities                                     143                                   113
- --------------------------------------------     --------                                ------
       Total liabilities                            7,847                                 6,376
- --------------------------------------------     --------                                ------
Stockholders' equity                                  498                                   415
- --------------------------------------------     --------                                ------
       Total liabilities and stockholders'
         equity                                  $  8,345                                 6,791
============================================      =======                                ======
Net interest spread                                                     3.57                                  2.83
Contribution of interest-free funds                                     0.65                                  0.87
- --------------------------------------------                 --------  ------                      --------  -----
Net interest income/margin on earning assets                $ 337,730   4.22 %                      239,520   3.70 %
============================================                 ========  ======                      ========  ======

* Includes nonaccruing loans


                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                                                                                                  Table 7(continued)


AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES



                                                               1989
                                                ------------------------------
Average Balance in millions;                     Average               Average
      interest in thousands                      balance     Interest   rate
- --------------------------------------------     --------    --------  -------
Assets
Earning assets
Loans and leases, net of unearned discount*
     Commercial, financial, etc.               $      909   $ 101,418  11.16 %
     Real estate                                    2,703     278,595  10.31
     Consumer                                         493      65,179  13.21
- --------------------------------------------     --------    --------  ------
       Total loans and leases, net                  4,105     445,192  10.85
- --------------------------------------------     --------    --------  ------
Money-market assets
     Interest-bearing deposits at banks               350      33,691   9.62
     Federal funds sold and agreements
       to resell securities                            80       7,265   9.11
     Trading account                                   52       4,259   8.22
- --------------------------------------------     --------    --------  ------
       Total Money-market assets                      482      45,215   9.39
- --------------------------------------------     --------    --------  ------
Investment securities
     U.S. Treasury and federal agency                 865      76,041   8.79
     State and municipal                              109      11,254  10.29
     Other                                             88       8,230   9.31
- --------------------------------------------     --------    --------  ------
       Total investment securities                  1,062      95,525   8.99
- --------------------------------------------     --------    --------  ------
       Total earning assets                         5,649     585,932  10.37
- --------------------------------------------     --------    --------  ------
Allowance for possible credit losses                 (55)
Cash and due from banks                               190
Other assets                                          159
- --------------------------------------------     --------
       Total assets                            $    5,943
============================================     ========
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
     NOW accounts                              $      410      22,848   5.57
     Savings deposits                                 984      55,498   5.64
     Time deposits                                  2,750     234,644   8.53
     Deposits at foreign office                       260      20,887   8.06
- --------------------------------------------     --------    --------  ------
       Total interest-bearing deposits              4,404     333,877   7.58
- --------------------------------------------     --------    --------  ------
Short-term borrowings                                 556      49,718   8.94
Obligations under capital leases                        1         120  10.18
Other long-term borrowings                             12         705   5.79
- --------------------------------------------     --------    --------  ------
       Total interest-bearing liabilities           4,973     384,420   7.73
- --------------------------------------------     --------    --------  ------
Demand deposits                                       481
Other liabilities                                      95
- --------------------------------------------     --------
       Total liabilities                            5,549
- --------------------------------------------     --------
Stockholders' equity                                  394
- --------------------------------------------     --------
       Total liabilities and stockholders'
         equity                                $    5,943
============================================      =======
Net interest spread                                                     2.64
Contribution of interest-free funds                                     0.93
- --------------------------------------------                 --------  ------
Net interest income/margin on earning assets                $ 201,512   3.57 %
============================================                 ========  ======

* Includes nonaccruing loans
                                                                                    (continued)

                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                                                                                                                    Table 8


LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES


Dollars in thousands                                       1993          1992           1991          1990            1989
- --------------------------------------------------     ----------     ----------     ----------    -----------     ----------
Allowance for possible credit losses
  Beginning balance                                   $   151,690        100,265         74,982         58,041         51,839
- --------------------------------------------------     ----------      ---------    -----------       --------        -------
Charge-offs during period
  Commercial, financial, agricultural, etc.                14,118         15,966         23,014          7,766          7,877
  Real estate-construction                                    150            400              -              -              -
  Real estate-mortgage                                     22,686         27,530         18,447          2,872              -
  Consumer                                                  9,135          7,488          7,033          5,924          4,595
- --------------------------------------------------     ----------     ----------    -----------     ----------     ----------
        Total charge-offs                                  46,089         51,384         48,494         16,562         12,472
- --------------------------------------------------     ----------     ----------    -----------     ----------     ----------
Recoveries during period
  Commercial, financial, agricultural, etc.                 5,403          2,095          2,268          1,103          1,491
  Real estate-construction                                      -              -              -              -            164
  Real estate-mortgage                                      1,772            445            247            114            110
  Consumer                                                  3,144          2,531          1,850          1,874          1,624
- --------------------------------------------------     ----------     ----------    -----------     ----------     ----------
        Total recoveries                                   10,319          5,071          4,365          3,091          3,389
- --------------------------------------------------     ----------     ----------    -----------     ----------     ----------
Net charge-offs                                            35,770         46,313         44,129         13,471          9,083
Provision for possible credit losses                       79,958         84,989         63,412         27,412         15,285
Allowance for possible credit losses acquired                   -         12,749          6,000          3,000              -
- --------------------------------------------------     ----------     ----------    -----------     ----------     ----------
Allowance for possible credit losses
  ending balance                                      $   195,878        151,690        100,265         74,982         58,041
- --------------------------------------------------     ----------     ----------    -----------     ----------      ---------
Net charge-offs as a percent of:
       Provision for possible credit losses                44.74%         54.49%         69.59%         49.14%         59.42%
       Average loans and leases, net of
           unearned discount                                0.51%          0.70%          0.75%          0.27%          0.22%
- --------------------------------------------------     ----------     ----------    -----------     ----------     ---------
Allowance for possible credit losses as a
  percent of loans and leases, net
  of unearned discount, at year-end                         2.70%          2.17%          1.66%          1.40%          1.33%

=================================================     ===========     ==========     ==========     ==========     ==========


                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES


                                                                                                                      Table 9

NONPERFORMING ASSETS
                                                                                     December 31
                                                       ----------------------------------------------------------------------
Dollars in thousands                                      1993           1992           1991           1990           1989
- --------------------------------------------------     ----------     ----------     ----------    -----------     ----------
Nonaccrual loans                                     $     68,936         96,057         74,267         43,521         21,408
Loans past due
  90 days or more                                          11,122         17,536         15,422          8,740          4,801
Renegotiated loans                                          2,195              -              -              -              -
- --------------------------------------------------     ----------      ---------    -----------       --------        -------
Total nonperforming loans                                  82,253        113,593         89,689         52,261         26,209
- --------------------------------------------------     ----------     ----------    -----------     ----------     ----------
Other real estate owned                                    12,222         16,694         10,354          5,655          3,383
- --------------------------------------------------     ----------     ----------    -----------     ----------     ----------
Total nonperforming assets                           $     94,475        130,287        100,043         57,916         29,592
- --------------------------------------------------     ----------     ----------    -----------     ----------     ----------
Nonperforming loans
  to total loans, net of
  unearned discount                                         1.13%          1.63%          1.48%          0.97%          0.60%
Nonperforming assets
  to total net loans and
  other real estate owned                                   1.30%          1.86%          1.65%          1.08%          0.68%
=================================================     ===========     ==========     ==========     ==========     ==========


                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES


                                                                                                                     Table 10

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES TO LOAN CATEGORIES

                                                                                     December 31
                                                       ----------------------------------------------------------------------
Dollars in thousands                                      1993           1992           1991           1990           1989
- --------------------------------------------------     ----------     ----------     ----------    -----------     ----------
Commercial, financial, agricultural, etc.             $    42,820         18,100          5,100          5,077          4,750
Real estate-mortgage                                       78,823         19,740         15,293          3,200          1,000
Consumer                                                   13,630          6,700          6,500          4,700          3,900
Unallocated                                                60,605        107,150         73,372         62,005         48,391
- --------------------------------------------------     ----------      ---------    -----------       --------        -------
  Total                                               $   195,878        151,690        100,265         74,982         58,041
==================================================     ==========     ==========     ==========     ==========     ==========
As a percentage of gross loans
  and leases outstanding
- --------------------------------------------------     ----------      ---------    -----------       --------        -------
Commercial, financial, agricultural, etc.                   2.84%          1.22%          0.48%          0.45%          0.46%
Real estate-mortgage                                        1.74           0.45           0.37           0.09           0.04
Consumer                                                    1.02           0.55           0.64           0.51           0.65
==================================================    ===========     ==========     ==========     ==========     ==========

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                                                                 Table 11

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE

Dollars in thousands                  December 31, 1993
- ----------------------------          -----------------
Under 3 months                       $          188,666
3 to 6 months                                    30,336
6 to 12 months                                   19,243
over 12 months                                   51,072
- ----------------------------          -----------------
     Total                           $          289,317
============================          =================


                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                                                                     Table 12

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES


                                                One year or less    One to five years   Five to ten years
                                               ------------------  ------------------  ------------------
                                               Carrying            Carrying            Carrying
Dollars in thousands                             Value      Yield    Value      Yield    Value      Yield
- --------------------------------------------     ------     -----    ------     -----    ------     -----
December 31, 1993
Investment securities available for sale
- --------------------------------------------
Mortgage-backed securities*
  Government issued or guaranteed             $  74,082     4.21%   154,222     4.46%   203,306     4.66%
  Other                                          24,323     4.40%   125,307     4.65%   211,026     4.73%
Other debt securities                             5,195     8.01%    29,294     8.04%     4,857     7.95%
Equity securities                                     -         -         -         -         -         -
- --------------------------------------------     ------     -----    ------     -----    ------     -----
Total investment securities
   available for sale                         $ 103,600     4.44%   308,823     4.88%   419,189     4.73%
============================================    =======     =====   =======     =====   =======    ======
Investment securities held to maturity
- --------------------------------------------
U.S. Treasury and federal agency              $   1,933     3.71%   171,162     4.36%        98     6.88%
Obligations of states and political
  subdivisions                                   40,922     4.93%     6,097     8.77%     1,817    10.74%
Other debt securities                                 -         -       908     7.38%         -         -
- --------------------------------------------     ------     -----    ------     -----    ------     -----
Total investment securities held
    to maturity                               $  42,855     4.87%   178,167     4.52%     1,915    10.54%
============================================    =======     =====   =======     =====   =======    ======
Other investment securities                   $       -         -         -         -         -         -
- --------------------------------------------     ------     -----    ------     -----    ------     -----
Total investment securities                   $ 146,455     4.57%   486,990     4.75%   421,104     4.76%
============================================    =======     =====   =======     =====   =======    ======

December 31, 1992
Other investment securities
- --------------------------------------------
U.S. Treasury and federal agency              $   2,000     7.94%         -         -        13     6.81%
Mortgage-backed securities*
   Government issued or guaranteed               47,439     6.29%   102,589     6.09%   158,453     6.63%
   Other                                         34,982     5.90%   121,887     5.76%    67,558     6.22%
Obligations of states and political
   subdivisions                                  31,913     5.66%    13,041     8.07%     1,628    11.36%
Other debt securities                            15,435     8.33%    79,178     8.34%     1,078     7.38%
Equity securities                                     -         -         -         -         -         -
- --------------------------------------------     ------     -----    ------     -----    ------     -----
    Total other investment securities         $ 131,769     6.30%   316,695     6.61%   228,730     6.54%
============================================    =======     =====   =======     =====   =======    ======
Investment securities held for sale           $  15,093     3.84%    11,071     3.84%    32,052     3.86%
============================================    =======     =====   =======     =====   =======    ======
Total investment securities                   $ 146,862     6.04%   327,766     6.52%   260,782     6.21%
============================================    =======     =====   =======     =====   =======    ======


* Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan prepayments in the underlying mortgage pools.






                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                                                                     Table 12

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES-continued


                                                 Over ten years              Total
                                               ------------------     ------------------  Average
                                               Carrying               Carrying            maturity
Dollars in thousands                             Value      Yield       Value      Yield in months
- --------------------------------------------     ------     -----       ------     ----- ---------
December 31, 1993
Investment securities available for sale
- --------------------------------------------
Mortgage-backed securities*
  Government issued or guaranteed           $   782,592     4.62%  $ 1,214,202     4.58%     169.5
  Other                                         535,246     4.54%      895,902     4.59%     162.0
Other debt securities                             1,485     7.95%       40,831     8.03%      44.6
Equity securities                                     -         -       23,132         -         -
- --------------------------------------------     ------     -----       ------     -----    ------
Total investment securities
   available for sale                       $ 1,319,323     4.59%  $ 2,174,067     4.60%     164.0
============================================  =========     =====    =========     =====   =======
Investment securities held to maturity
- --------------------------------------------
U.S. Treasury and federal agency            $       -           -  $   173,193     4.35%      26.7
Obligations of states and political
  subdivisions                                      394    11.10%       49,230     5.67%      13.7
Other debt securities                                 -         -          908     7.38%      59.4
- --------------------------------------------     ------     -----       ------     -----    ------
Total investment securities held
    to maturity                             $       394    11.10%  $   223,331     4.66%      23.9
============================================    =======    ======      =======     =====   =======
Other investment securities                 $         -         -  $    31,754         -         -
- --------------------------------------------  ---------     -----    ---------     -----    ------
Total investment securities                 $ 1,319,717     4.59%  $ 2,429,152     4.55%     150.8
============================================  =========     =====    =========     =====   =======

December 31, 1992
Other investment securities
- --------------------------------------------
U.S. Treasury and federal agency            $         -         -  $     2,013     7.93%       1.7
Mortgage-backed securities*
   Government issued or guaranteed              420,360     6.22%      728,841     6.30%     153.1
   Other                                        326,221     5.76%      550,648     5.83%     160.4
Obligations of states and political
   subdivisions                                   7,207    11.08%       53,789     7.14%      51.5
Other debt securities                                 -         -       95,691     8.33%      38.5
Equity securities                                     -         -       15,859         -         -
- --------------------------------------------    -------     -----    ---------     -----    ------
    Total other investment securities       $   753,788     6.07%  $ 1,446,841     6.22%     144.2
============================================    =======     =====    =========     =====   =======
Investment securities held for sale         $   215,507     3.83%  $   273,723     3.84%     200.3
============================================    =======     =====    =========     =====   =======
Total investment securities                 $   969,295     5.57%  $ 1,720,564     5.84%     153.2
============================================    =======     =====    =========     =====   =======


* Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan prepayments in the underlying mortgage pools.



                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                                                                                                                     Table 13

MATURITY DISTRIBUTION OF LOANS*
December 31, 1993

                                                                                             After
Dollars in thousands                            Demand          1994         1995-98          1998
- -----------------------------------------      --------       --------       --------       --------
Commercial, financial, agricultural, etc.   $   871,172        204,163        280,752         52,865
Real estate-construction                         12,330         27,048         11,853              -
- -----------------------------------------      --------       --------       --------       --------
     Total                                  $   883,502        231,211        292,605         52,865
=========================================      ========       ========       ========       ========
Floating or adjustable interest rates                                      $  226,472         39,436
Fixed or predetermined interest rates                                          66,133         13,429
- -----------------------------------------                                    --------       --------
     Total                                                                 $  292,605         52,865
=========================================                                    ========       ========
* The data do not include nonaccrual loans.



                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                                                                                                                     Table 14


INTEREST-RATE SENSITIVITY


                                                      Amount in           Percent of
December 31, 1993                                      millions          total assets
- -----------------------------------------------      ------------        ------------
Net assets (liabilities) rate-sensitive within:
     Three Months                                  $      (1,397)             (13.5)%
     Six months                                           (1,119)             (10.8)
     Twelve months                                          (740)              (7.1)
===============================================      ============        ============


December 31, 1992
- -----------------------------------------------
Net assets (liabilities) rate-sensitive within:
     Three Months                                  $      (2,146)             (22.4)%
     Six months                                           (2,076)             (21.7)
     Twelve months                                        (1,852)             (19.3)
==============================================       ============        ============


                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                                                                                                                     Table 15

REGULATORY CAPITAL RATIOS

                                                        First                                East
                                                       Empire                  M&T           New
December 31, 1993                                  (Consolidated)              Bank          York
- -----------------------------------                --------------           ---------       --------
Core capital                                                9.33%               8.99%          9.73%
Total capital                                              11.58%              11.45%         10.98%
Leverage                                                    6.63%               6.07%          7.64%
===================================                ==============           =========       ========

Item 8. Financial Statements and Supplementary Data. Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and table 2 "Quarterly Trends" presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          Report of Independent Accountants

          Consolidated Balance Sheet -
          December 31, 1993 and 1992

          Consolidated Statement of Income -
          Years ended December 31, 1993, 1992 and 1991

          Consolidated Statement of Cash Flows -
          Years ended December 31, 1993, 1992 and 1991

          Consolidated Statement of Changes in
          Stockholders' Equity - Years ended December 31,
          1993, 1992 and 1991

          Notes to Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of First Empire State
Corporation:

We have audited the accompanying consolidated balance sheet of First Empire State Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of First Empire State Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 115, which changed its method of accounting for investments in debt and equity securities as of December 31, 1993.



/s/ Price Waterhouse
- --------------------
Price Waterhouse

Buffalo, New York
January 10, 1994


                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                                       December 31
                                                                             -------------------------------
Dollars in thousands, except per share                                            1993                1992
- ------------------------------------------------------------------------------------------------------------
Assets                   Cash and due from banks                          $      195,792             264,506
                         Money-market assets
                           Interest-bearing deposits at banks                     55,044             110,041
                           Federal funds sold and
                             agreements to resell securities                     329,429             312,461
                           Trading account                                         9,815              53,515
- ------------------------------------------------------------------------------------------------------------
                             Total money-market assets                           394,288             476,017
- ------------------------------------------------------------------------------------------------------------
                         Investment securities
                           Available for sale (cost: $2,158,262)               2,174,067                   -
                           Held to maturity (market value: $223,617)             223,331                   -
                           Held for sale (cost: $274,402)                              -             273,723
                           Other (market value: $31,754 in 1993;
                              $1,472,995 in 1992)                                 31,754           1,446,841
- -------------------------------------------------------------------------------------------------------------
                              Total investment securities                      2,429,152           1,720,564
- -------------------------------------------------------------------------------------------------------------
                         Loans and leases                                      7,439,059           7,148,517
                           Unearned discount                                   (177,960)           (164,713)
                           Allowance for possible credit losses                (195,878)           (151,690)
- -------------------------------------------------------------------------------------------------------------
                             Loans and leases, net                             7,065,221           6,832,114
- -------------------------------------------------------------------------------------------------------------
                         Premises and equipment                                  134,874             128,783
                         Accrued interest and other assets                       145,631             165,947
- -------------------------------------------------------------------------------------------------------------
                             Total assets                                 $   10,364,958           9,587,931
=============================================================================================================

Liabilities              Noninterest-bearing deposits                     $    1,052,258           1,078,690
                         NOW accounts                                            764,690             770,618
                         Savings deposits                                      3,364,983           3,573,717
                         Time deposits                                         1,982,272           2,536,309
                         Deposits at foreign office                              189,058             117,776
- -------------------------------------------------------------------------------------------------------------
                             Total deposits                                    7,353,261           8,077,110
- -------------------------------------------------------------------------------------------------------------
                         Federal funds purchased and agreements
                           to repurchase securities                            1,381,335             329,161
                         Other short-term borrowings                             720,332             363,530
                         Accrued interest and other liabilities                  110,446             115,650
                         Long-term borrowings                                     75,000              75,000
                         Obligations under capital leases                            590                 685
- -------------------------------------------------------------------------------------------------------------
                             Total liabilities                                 9,640,964           8,961,136
- -------------------------------------------------------------------------------------------------------------
Stockholders' Equity     Preferred stock, $1 par, 1,000,000 shares
                           authorized, 40,000 shares issued, stated
                           at aggregate liquidation value                         40,000              40,000
                         Common Stock, $5 par, 15,000,000 shares
                           authorized, 8,097,472 shares issued                    40,487              40,487
                         Surplus                                                  97,787              96,816
                         Undivided profits                                       595,322             509,984
                         Unrealized investment gains, net                          9,148                   -
                         Treasury stock-common, at cost-1,218,347 shares
                           in 1993; 1,257,426 shares in 1992                    (58,750)            (60,492)
- --------------------------------------------------------------------------------------------------------------
                             Total stockholders' equity                          723,994             626,795
- --------------------------------------------------------------------------------------------------------------
                             Total liabilities and stockholders' equity   $   10,364,958           9,587,931
==============================================================================================================

See accompanying notes to financial statements.




                                          FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

                                                                                     Year ended December 31
                                                                          -------------------------------------------------------
Dollars in thousands, except per share                                            1993                 1992               1991
- ---------------------------------------------------------------------------------------------------------------------------------
Interest income          Loans and leases, including fees                   $    608,473             602,932              592,395
                         Money-market assets
                           Deposits at banks                                       6,740               1,083                7,864
                           Federal funds sold and
                             agreements to resell securities                      20,403              18,100                5,322
                           Trading account                                         1,242               2,927               15,716
                         Investment securities
                           Fully taxable                                         101,187             125,529              138,808
                           Exempt from federal taxes                               2,584               5,906                9,292
- ----------------------------------------------------------------------------------------------------------------------------------
                             Total interest income                               740,629             756,477              769,397
- ----------------------------------------------------------------------------------------------------------------------------------
Interest Expense         NOW accounts                                             13,113              16,544               27,418
                         Savings deposits                                         90,392             110,142              123,468
                         Time deposits                                            98,508             153,588              242,684
                         Deposits at foreign office                                3,243               4,348                9,014
                         Short-term borrowings                                    58,459              38,386               36,972
                         Long-term borrowings and capital leases                   6,158                 590                  659
- ----------------------------------------------------------------------------------------------------------------------------------
                             Total interest expense                              269,873             323,598              440,215
- ---------------------------------------------------------------------------------------------------------------------------------
                         Net interest income                                     470,756             432,879              329,182
                         Provision for possible credit losses                     79,958              84,989               63,412
- ---------------------------------------------------------------------------------------------------------------------------------
                         Net interest income after provision
                           for possible credit losses                            390,798             347,890              265,770
- ---------------------------------------------------------------------------------------------------------------------------------
Other income             Trust income                                             23,865              16,905               11,847
                         Service charges on deposit accounts                      32,291              28,372               20,688
                         Merchant discount and other credit card fees              7,932               6,728                5,776
                         Trading account profits                                   2,702               1,684                5,015
                         Gain on sales of bank investment securities                 870              28,050                  450
                         Other revenues from operations                           42,884              44,487               33,910
- ---------------------------------------------------------------------------------------------------------------------------------
                             Total other income                                  110,544             126,226               77,686
- ---------------------------------------------------------------------------------------------------------------------------------
Other expense            Salaries and employee benefits                          154,340             130,751              103,201
                         Equipment and net occupancy                              47,823              41,659               33,350
                         Printing, postage and supplies                           13,021              13,111               10,727
                         Deposit insurance                                        17,684              17,783               15,222
                         Other costs of operations                                94,951             108,034               66,161
- ---------------------------------------------------------------------------------------------------------------------------------
                             Total other expense                                 327,819             311,338              228,661
- ---------------------------------------------------------------------------------------------------------------------------------
                         Income before income taxes                              173,523             162,778              114,795
                         Applicable income taxes                                  71,531              64,841               47,601
- ---------------------------------------------------------------------------------------------------------------------------------
                         Net income                                           $  101,992              97,937               67,194
=================================================================================================================================

                         Net income per common share
                           Primary                                                $13.87               13.41                 9.32
                           Fully diluted                                           13.42               12.98                 9.15



See accompanying notes to financial statements.


                                          FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Year ended December 31
                                                                          -------------------------------------------------------
Dollars in thousands                                                                1993                 1992             1991
- ---------------------------------------------------------------------------------------------------------------------------------
Cash flows from        Net income                                            $    101,992              97,937             67,194
operating activities   Adjustments to reconcile net income to net cash
                         provided by operating activities
                            Provision for possible credit losses                   79,958              84,989             63,412
                            Depreciation and amortization of premises
                              and equipment                                        16,238              12,970              9,611
                            Provision for deferred income taxes                   (23,700)            (27,868)             3,307
                            Asset write-downs                                       9,037              23,102              4,245
                            Net gain on sales of assets                              (870)            (34,813)            (7,840)
                            Net change in accrued interest receivable, payable     (6,946)             11,392              2,162
                            Net change in other accrued income and expense         35,807              14,477             (1,541)
                            Net change in loans held for sale                     (70,462)            (51,571)           (40,296)
                            Net change in trading account assets                   43,700             186,697            159,467
- ----------------------------------------------------------------------------------------------------------------------------------
                            Net cash provided by operating activities             184,754             317,312            259,721
- ----------------------------------------------------------------------------------------------------------------------------------
Cash flows from        Proceeds from sales of investment securities                     -             843,547            117,322
investing activities   Proceeds from maturities of investment securities        1,298,887             992,545            516,012
                       Purchases of investment securities                      (2,011,405)           (901,257)        (1,315,184)
                       Net (increase) decrease in interest-bearing
                         deposits at banks                                         54,997            (109,113)           403,373
                       Proceeds from sales of loans                                     -             103,461            207,857
                       Purchase of loans                                                -            (264,324)                 -
                       Net (increase) decrease in loans issued
                         and collected                                           (242,060)            257,022             79,916
                       Purchase of assets to be leased                             (2,508)               (488)              (305)
                       Payments on lease receivables                                2,319                 714                392
                       Capital expenditures, net                                  (22,329)            (32,335)           (28,573)
                       Acquisitions, net of cash acquired                               -              17,182            626,071
                       Other, net                                                  28,842             (12,061)            (9,325)
- ----------------------------------------------------------------------------------------------------------------------------------
                          Net cash provided (used) by investing activities       (893,257)            894,893            597,556
- ----------------------------------------------------------------------------------------------------------------------------------
Cash flows from        Net decrease in deposits                                  (722,480)           (700,910)          (880,657)
financing activities   Net increase (decrease) in short-term borrowings         1,408,976            (338,285)            50,613
                       Proceeds from issuance of subordinated notes                     -              75,000                  -
                       Payments on long-term borrowings                               (95)             (1,595)              (926)
                       Proceeds from issuance of preferred stock                        -                   -             40,000
                       Dividends paid-common                                      (13,054)            (10,780)            (9,344)
                       Dividends paid-preferred                                    (3,600)             (3,600)            (2,860)
                       Other, net                                                 (12,990)              8,413            (18,921)
- ----------------------------------------------------------------------------------------------------------------------------------
                          Net cash provided (used) by financing activities        656,757            (971,757)          (822,095)
- ----------------------------------------------------------------------------------------------------------------------------------
                       Net increase (decrease) in cash and
                             cash equivalents                                $    (51,746)            240,448             35,182
                       Cash and cash equivalents at beginning of year             576,967             336,519            301,337
                       Cash and cash equivalents at end of year              $    525,221             576,967            336,519
==================================================================================================================================
Supplemental           Interest received during the year                     $    750,947             761,857            756,432
disclosure of cash     Interest paid during the year                              278,125             328,100            440,129
flow information       Income taxes paid during the year                           77,024              97,182             44,501
==================================================================================================================================
Supplemental
schedule of noncash
investing activities   Real estate acquired in settlement of loans           $       9,415              20,572            13,707
==================================================================================================================================

See accompanying notes to financial statements.



                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                    Unrealized
                                              Preferred   Common          Undivided investment   Treasury
Dollars in thousands, except per share          stock     stock   Surplus  profits   gains,net     stock       Total
- ----------------------------------------------------------------------------------------------------------------------
1991 Balance - January 1, 1991                 $      -   40,487   95,337   371,437          -   (70,049)     $437,212
     Net income                                       -        -        -    67,194          -          -       67,194
     Issuance of preferred stock                 40,000        -        -         -          -          -       40,000
     Preferred stock cash dividends                   -        -        -   (2,860)          -          -      (2,860)
     Common stock cash dividends -
        $ 1.40 per share                              -        -        -   (9,344)          -          -      (9,344)
     Exercise of stock options                        -        -     (50)         -          -      3,623        3,573
- -----------------------------------------------------------------------------------------------------------------------
     Balance - December 31, 1991                $40,000   40,487   95,287   426,427          -   (66,426)     $535,775
- -----------------------------------------------------------------------------------------------------------------------
1992 Net income                                       -        -        -    97,937          -          -       97,937
     Preferred stock cash dividends                   -        -        -   (3,600)          -          -      (3,600)
     Common stock cash dividends -
        $ 1.60 per share                              -        -        -  (10,780)          -          -     (10,780)
     Exercise of stock options                        -        -    1,529         -          -      5,934        7,463
- -----------------------------------------------------------------------------------------------------------------------
     Balance - December 31, 1992                $40,000   40,487   96,816   509,984          -   (60,492)     $626,795
- ----------------------------------------------------------------------------------------------------------------------
1993 Net income                                       -        -        -   101,992          -          -      101,992
     Preferred stock cash dividends                   -        -        -   (3,600)          -          -      (3,600)
     Common stock cash dividends -
        $ 1.90 per share                              -        -        -  (13,054)          -          -     (13,054)
     Exercise of stock options                        -        -      971         -          -      1,742        2,713
     Unrealized gain on investment
       securities available for sale, net             -        -        -         -      9,148          -        9,148
- -----------------------------------------------------------------------------------------------------------------------
     Balance - December 31, 1993                $40,000   40,487   97,787   595,322      9,148   (58,750)     $723,994
- ----------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.


              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Empire State Corporation and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The more significant accounting policies are as follows:

Consolidation

The consolidated financial statements include First Empire State Corporation ("Parent Company") and its subsidiaries, all of which are wholly owned. The financial statements of the Parent Company report investments in subsidiaries under the equity method, adjusted for the impact of significant intercompany transactions, all of which are eliminated in consolidation. Certain data have been reclassified to conform with the current year presentation.

Consolidated Statement of Cash Flows

For purposes of this statement, cash and due from banks, Federal funds sold and agreements to resell securities are considered cash and cash equivalents.
Trading account

Trading account assets are stated at market value. Gains and losses on the sales of trading account assets and adjustments to market values are included in trading account profits in the Consolidated Statement of Income.

Investment securities

On December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required, the provisions of SFAS No. 115 were not applied to any prior periods.

Investments in debt securities are classified as held to maturity and stated at amortized cost when management has the positive intent and ability to hold such securities to maturity. Investments in other debt securities and equity securities having readily determinable fair values are classified as available for sale and stated at estimated fair value. Unrealized gains or losses related to investment securities available for sale are reflected in stockholders' equity, net of applicable income taxes.

Other securities at December 31, 1993 included stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York and are stated at cost.

Amortization of premiums and accretion of discounts for investment securities available for sale and held to maturity are included in interest income. The cost basis of individual securities is written down to estimated fair value through a charge to earnings when declines in value below amortized cost are considered to be other than temporary. Realized gains and losses on the sales of investment securities are determined using the specific identification method.

Prior to December 31, 1993 debt securities were carried at amortized cost when management had both the ability and intent to hold such securities to maturity. Periodic sales of these securities occurred principally as a result of reactive measures taken by management to changing business circumstances.

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS, continued



1.  SIGNIFICANT ACCOUNTING POLICIES, continued

Investment securities, continued

When it became probable that a debt security would be sold, the security was classified as held for sale. Investment securities held for sale were reported at the lower of aggregate cost or fair market value. Adjustments to the carrying value of investment securities held for sale were included in gain on sales of bank investment securities in the Consolidated Statement of Income. Equity securities were stated at the lower of cost or fair market value. Declines in value considered to be other than temporary were recognized as losses on sales of bank investment securities in the Consolidated Statement of Income. Securities not classified as held for sale at December 31, 1992 were included in other securities in the Consolidated Balance Sheet.

Loans

Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when principal or interest is delinquent 90 days, unless management determines that the loan status clearly warrants other treatment. Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan. Net deferred fees have been included in unearned discount on the Consolidated Balance Sheet as a reduction of loans outstanding. Loans held for sale are carried at the lower of cost or fair market value. Valuation adjustments made on these loans are included in other revenues from operations in the Consolidated Statement of Income.

Allowance for possible credit losses

The allowance for possible credit losses represents the amount which, in management's judgment, will be adequate to absorb credit losses from existing loans, leases and credit commitments. The adequacy of the allowance is determined by management's evaluation of the loan portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, any delinquency in payments, and the value of any collateral.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets.

Income taxes

In 1992 the Company adopted SFAS No. 109, "Accounting for Income Taxes". The provisions for SFAS No. 109 were not applied to any prior periods. Investment tax credits related to leveraged leasing property are amortized into income tax expense over the life of the lease agreement.

Financial futures

On occasion the Company uses interest rate futures contracts as part of its management of interest rate risk. Outstanding financial futures contracts represent future commitments and are not included in the Consolidated Balance

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS, continued


1.  SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Financial futures, continued

Sheet. Futures contracts used in securities trading operations are marked to market and the resulting gains or losses are recognized in trading account profits. Gains and losses on futures contracts designated as hedges are amortized as an adjustment to interest income or expense over the life of the item hedged.

Interest rate swap agreements

For interest rate swap agreements entered into for the purpose of hedging interest rate risk, income or expense is recognized as accrued under the terms of the agreement as an adjustment to interest income or expense on the item hedged. Agreements and commitments entered into for trading purposes are marked to market with resulting gains or losses recorded in trading account profits.

Earnings per common share

Earnings per common share data are computed on the basis of the weighted average number of shares outstanding during the year, plus shares issuable upon the assumed exercise of outstanding common stock options. Proceeds assumed to have been received on such exercise are treated as if applied toward the repurchase of outstanding common shares in the open market during the year, as required under the "treasury stock" method of accounting.

2.  ACQUISITIONS

On July 1, 1992, the Company consummated the merger of Central Trust Company, Rochester, New York ("Central Trust"), and Endicott Trust Company, Endicott, New York ("Endicott Trust"), with and into Manufacturers and Traders Trust Company ("M&T Bank"), a wholly owned subsidiary of the Parent Company, simultaneous with their acquisition from Midlantic Corporation. Assets totaling approximately $1.4 billion and deposits totaling approximately $1.3 billion were acquired, for which M&T Bank paid $57.2 million in cash. The transaction, which was accounted for under the purchase method of accounting, did not create a material amount of intangible assets.

The following table depicts certain proforma information as if the Central Trust and Endicott Trust acquisitions had occurred on January 1, 1991. These results combine the historical results of Central Trust and Endicott Trust into the Company's income statement and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place at that time.



                                                Proforma
                                         Year ended December 31
                                              1992        1991
                                              ----        ----
                                              (in thousands,
                                            except per share)

Interest income                          $ 809,687        888,413
Other income                               143,103         96,381
Net income                                  98,285         74,850
Earnings per common share                $   13.46          10.43
                                          ========        =======

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS, continued





3.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities were as follows:


                                              Gross           Gross       Estimated
                          Amortized         unrealized      unrealized      fair
                            cost              gains           losses        value
                          ---------        ------------     -----------   ---------
                                              (in thousands)

December 31, 1993
Investment securities
  available for sale:
Mortgage-backed securities
  Government issued
   or guaranteed           $1,210,921             7,950          4,669       1,214,202
  Other                       896,362             3,670          4,130         895,902
Other debt securities          39,893               938            -            40,831
Equity securities              11,086            12,266            220          23,132
                            ---------      ------------     ----------      ----------
                            2,158,262            24,824          9,019       2,174,067
                            =========      ============     ==========      ==========
Investment securities
  held to maturity:
U.S. Treasury and
  federal agency              173,193                83            405         172,871
Obligations of states and
  political subdivisions       49,230               701             51          49,880
Other debt securities             908                13             55             866
                           ----------      ------------     ----------    ------------
                              223,331               797            511         223,617
                          -----------      ------------     ----------    ------------

Other securities               31,754                -              -           31,754
                          -----------      ------------     ----------    ------------

Total                      $2,413,347            25,621          9,530       2,429,438
                          ===========      ============     ==========    ============
December 31, 1992
U.S. Treasury and
  federal agency           $    2,013                10             -            2,023
Obligations of states
  and political
  subdivisions                 53,789               920            203          54,506
Mortgage-backed securities
  Government issued
   or guaranteed              728,841            12,870          1,690         740,021
  Other                       550,648             3,383          2,880         551,151
Other securities              111,550            13,801             57         125,294
                          -----------      ------------     ----------    ------------

                            1,446,841            30,984          4,830       1,472,995
                          ===========      ============     ==========    ============

Investment securities
  held for sale:
Mortgage-backed securities
  Government issued
   or guaranteed             186,215                  -             448        185,767
  Other                       88,187                  -             231         87,956
                          ----------       ------------     -----------   ------------
                             274,402                  -             679        273,723
                          ----------       ------------     -----------   ------------
Total                     $1,721,243              30,984          5,509      1,746,718
                          ==========       =============    ===========   ============



              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS, continued



3.  INVESTMENT SECURITIES, CONTINUED

On December 31, 1993 the Company adopted SFAS No. 115 which expands the use of fair value accounting for certain investments in debt and equity securities, while retaining the use of the amortized cost method of accounting for investments in debt securities that the reporting enterprise has the positive intent and ability to hold to maturity. The adoption of SFAS No. 115 had no impact on reported net income, but increased stockholders' equity by $9.1 million. Such increase is the unrealized gain on investment securities available for sale, as defined in SFAS No. 115, net of applicable income taxes.

At December 31, 1993, mortgage-backed securities included collateralized mortgage obligations with an amortized cost and market value of $1,184,026,000 and $1,182,194,000, respectively. At December 31, 1992, collateralized mortgage obligations included in mortgaged-backed securities held for investment had an amortized cost and market value of $733,489,000 and $734,585,000, respectively. The securities held for sale at December 31, 1992 were all collateralized mortgage obligations. Included in other securities at December 31, 1992 are equity securities with a cost and market value of $15,859,000 and $26,226,000, respectively.

Proceeds from the sales of debt securities were $843,315,000 and $116,902,000 in 1992 and 1991, respectively. Gross realized gains and losses were $31,742,000 and $3,013,000 in 1992, respectively, and $501,000 and $28,000 in 1991, respectively. Gains recognized in 1993 consisted of appreciation in market value of investment securities held for sale at December 31, 1992.

The amortized cost and estimated fair value of debt securities by contractual maturity were as follows:
                                                            Estimated
                                           Amortized          fair
                                              cost           value
                                           ---------        --------
                                                (in thousands)
December 31, 1993
Debt securities available for sale:
Due in one year or less                   $    5,076            5,195
Due after one year through five years         28,623           29,294
Due after five years through ten years         4,743            4,857
Due after ten years                            1,451            1,485
                                           ---------         --------
                                              39,893           40,831
Mortgage-backed securities available
  for sale                                 2,107,283        2,110,104
                                           ---------        ---------
                                          $2,147,176        2,150,935
                                           =========        =========
Debt securities held to maturity:
Due in one year or less                   $   42,855           42,944
Due after one year through five years        178,167          178,032
Due after five years through ten years         1,915            2,152
Due after ten years                              394              489
                                           ---------        ---------
                                          $  223,331          223,617
                                           =========        =========

At December 31, 1993, investment securities with a carrying value of $1,327,289,000, including $1,202,194,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from the Federal Home Loan Bank of New York, repurchase agreements and governmental deposits.

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS,  continued


4. LOANS AND LEASES

Total gross loans and leases outstanding were comprised of the following:

                                                  December 31
                                              1993            1992
                                           ----------       ---------
                                                 (in thousands)
Loans
Commercial, financial,
  agricultural, etc.                       $1,419,039       1,389,893
Real estate - construction                     51,384          35,831
Real estate - mortgage                      4,540,177       4,422,730
Consumer                                    1,337,293       1,211,401
                                            ---------       ---------
    Total loans                             7,347,893       7,059,855
                                            ---------       ---------
Leases                                         91,166          88,662
                                            ---------       ---------
    Total loans and leases                 $7,439,059       7,148,517
                                            =========       =========

Approximately $204.7 million of the real estate mortgage loans at December 31, 1993 were one-to-four family residential mortgage loans held for sale. The Company typically retains the mortgage servicing rights related to one-to-four family residential mortgage loans sold. One-to-four family residential mortgage loans serviced for others totaled approximately $2.9 billion at December 31, 1993 and $2.2 billion at December 31, 1992. Approximately $17.6 million of one-to-four family residential mortgage loans have been sold with recourse. The total credit loss exposure resulting from loans sold with recourse was considered negligible as of December 31, 1993.

Included in the table above are nonperforming loans (loans on which interest was not being accrued, or which were ninety days or more past due or had been renegotiated at below-market interest rates) of $82,253,000 at December 31, 1993 and $113,593,000 at December 31, 1992. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on these loans would have amounted to $10.2 million in 1993 and $9.4 million in 1992. The actual amount included in interest income during 1993 and 1992 on these loans was $1.4 million and $1.0 million, respectively.

At December 31, 1993, M&T Bank retained the contractual right to require the Federal Deposit Insurance Corporation ("FDIC") to repurchase prior to May 31, 1994, at a discount of 4% of book value, certain loans acquired on May 31, 1991 from the FDIC from the portfolio of a failed thrift institution which become adversely classified for regulatory reporting purposes. The loans on which this right is retained included approximately $100 million of commercial real estate loans, $53 million of consumer loans and $196 million of residential mortgage loans at December 31, 1993.

At December 31, borrowings by directors and officers of the Parent Company and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $61,179,000 in 1993 and $61,061,000 in 1992. During 1993, new borrowings by such persons amounted to $21,015,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other deductions equaled $20,897,000.

At December 31, 1993, approximately $132 million of real estate loans, primarily residential mortgage loans, were pledged to secure short-term borrowings.

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS, continued



5.  ALLOWANCE FOR POSSIBLE CREDIT LOSSES

Changes in the allowance for possible credit losses were as follows:

                          1993             1992             1991
                          -----            -----            -----
                                       (in thousands)
Beginning balance         $151,690         100,265           74,982
Provision for possible
  credit losses             79,958          84,989           63,412
Allowance for possible
  credit losses acquired       -            12,749            6,000
Net charge-offs
  Charge-offs             (46,089)         (51,384)         (48,494)
  Recoveries               10,319            5,071            4,365
                          -------          -------          -------
  Net charge-offs         (35,770)         (46,313)         (44,129)
                          -------          -------          -------
Ending balance            $195,878         151,690          100,265
                           =======         =======          =======


6.  PREMISES AND EQUIPMENT

The detail of premises and equipment was as follows:

                                                December 31
                                             1993            1992
`                                          --------         -------
                                               (in thousands)
Land                                       $ 15,151          14,628
Buildings owned                              89,613          84,017
Buildings under capital leases                1,773           1,773
Leasehold improvements                       30,185          31,176
Furniture and equipment owned                92,544          79,600
                                           --------         -------
                                            229,266         211,194
Less:  accumulated depreciation
  and amortization
    Owned assets                             92,819          80,879
    Capital leases                            1,573           1,532
                                           --------         -------
                                             94,392          82,411
                                           --------         -------

Premises and equipment, net                $134,874         128,783
                                            =======         =======

Net lease expense for all operating leases totaled $12,051,000 in 1993, $11,617,000 in 1992 and $10,008,000 in 1991. The bank subsidiaries occupy certain banking offices and use certain equipment under noncancellable operating lease agreements expiring at various dates over the next 23 years. Minimum lease payments under noncancellable operating leases are summarized as follows:

Year ending December 31                (in thousands)

          1994                             $ 5,782
          1995                               7,193
          1996                               6,548
          1997                               6,820
          1998                               6,184
          Later years                       61,299
                                            ------
                                           $93,826
                                            ======

Payments required under capital leases are not material.

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS, continued



7.  BORROWINGS

The amount and interest rate of short-term borrowings were as follows:

                          Federal funds
                          purchased and
                          repurchase       Other
                          agreements       borrowings        Total
                          ----------       ----------        -----
                                    (dollars in thousands)

At December 31, 1993
  Amount outstanding      $ 1,381,335         720,332        2,101,667
  Weighted-average
    interest rate                3.41%           2.97%            3.26%

For the year ended
  December 31, 1993
  Highest amount
    at a month-end        $ 2,434,239         720,332
  Daily-average
    amount outstanding      1,639,537         282,989        1,922,526
  Weighted-average
    interest rate                3.06%           2.93%            3.04%
                          ===========      ==========       ==========

At December 31, 1992
  Amount outstanding      $   329,161         363,530          692,691
  Weighted-average
    interest rate                3.19%           2.49%            2.82%
For the year ended
  December 31, 1992
  Highest amount
    at a month-end        $ 1,350,404         883,236
  Daily-average
    amount outstanding        831,494         289,917        1,121,411
  Weighted-average
    interest rate                3.45%           3.34%            3.42%
                           ==========      ==========       ==========

At December 31, 1991
  Amount outstanding      $   492,887         529,543        1,022,430
  Weighted-average
    interest rate                3.79%           3.88%            3.84%
For the year ended
  December 31, 1991
  Highest amount
    at a month-end        $   781,807         529,543
  Daily-average
    amount outstanding        472,335         177,664          649,999
  Weighted-average
    interest rate                5.67%           5.73%            5.69%
                           ==========      ==========       ==========

The Parent Company, M&T Bank and The East New York Savings Bank ("East New York"), a wholly owned subsidiary of the Parent Company, had available lines of credit under formal agreements at December 31, 1993 aggregating $25 million, $198 million and $310 million, respectively. Outstanding borrowings under such arrangements totaled $310 million at East New York. The Parent Company and M&T Bank had no outstanding borrowings under available lines of credit at December 31, 1993.

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS, continued




7.  BORROWINGS, CONTINUED

Long-term borrowings at December 31, 1993 and 1992 consisted of M&T Bank's
 8 1/8% subordinated notes, due December 1, 2002. Such notes are subordinate to the claims of depositors and other creditors of M&T Bank.


8. PREFERRED STOCK

On March 15, 1991, the Parent Company issued and sold 40,000 shares of 9% cumulative convertible preferred stock, $1 par value, for $1,000 per share, or $40,000,000 in total. The preferred stock is convertible at any time into shares of the Parent Company's common stock at an initial conversion price of $78.90625 per share. The conversion formula provides the holder with anti-dilution protections in the event the Parent Company issues additional common stock at a price which is less than the conversion price or in the event that there are other capital changes such as common stock dividends or stock splits. The Parent Company has the right, subject to regulatory approval, to redeem the preferred stock, in whole, but not in part, on or after March 31, 1996 at a price of $40,000,000 plus accrued and unpaid dividends. The Parent Company must provide at least 45 days notice to the preferred stockholder of its intention to redeem the shares, during which time the preferred stockholder may exercise the conversion privilege.

The preferred stock is not considered to be a common stock equivalent. Preferred stock dividends are deducted from net income when calculating primary earnings per common share. Fully diluted earnings per common share calculations assume that the preferred stock was converted to 506,930 shares of common stock at issuance and that no preferred stock dividends were paid.


9. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that financial institutions disclose the estimated "fair value" of their financial instruments. "Fair value" is generally defined as the price a willing buyer and a willing seller would exchange for a financial instrument in other than a distressed sale situation. Disclosures related to fair value presented herein are as of December 31, 1993 and 1992.

With the exception of marketable securities, certain off-balance sheet financial instruments and one-to-four family residential mortgages originated for sale, the Company's financial instruments are not readily marketable and market prices do not exist. The Company, in attempting to comply with the provisions of SFAS No. 107, has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend greatly upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time.

The Company, in arriving at estimated fair value, primarily used calculations based upon discounted cash flows of the related financial instruments. In general, discount rates used for loan products were based upon the Company's pricing at the respective year-end. A higher discount rate was assumed with respect to estimated cash flows associated with nonaccrual loans. No value

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS, continued


9. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

was ascribed to existing loan put privileges (see note 4) since these rights are generally not transferable.

The following table presents the book values and calculated estimates of fair value related to loans and loan commitments:


                                             Book           Calculated
                                             value           estimate
                                           ----------       ----------
                                               (in thousands)
December 31, 1993
Commercial loans and leases                $ 1,490,745      1,490,869
Commercial real estate loans                 3,019,859      3,086,602
Residential real estate loans                1,526,104      1,550,504
Consumer loans                               1,224,391      1,259,579
                                            ----------      ---------
                                           $ 7,261,099      7,387,554
                                            ==========      =========

December 31, 1992
Commercial loans and leases                $ 1,459,371      1,467,377
Commercial real estate loans                 2,770,300      2,828,601
Residential real estate loans                1,637,540      1,666,788
Consumer loans                               1,116,593      1,159,502
                                            ----------      ---------
                                           $ 6,983,804      7,122,268
                                            ==========      =========


SFAS No. 107 requires that the estimated fair value ascribed to noninterest-bearing deposits, savings deposits and NOW accounts be established at book value because of the customer's ability to withdraw funds immediately. Additionally, time deposit accounts are required to be revalued based upon prevailing market interest rates for similar maturity instruments. The following summarizes the results of these calculations:

                                             Book           Calculated
                                             value           estimate
                                           ----------       ----------
                                               (in thousands)

December 31, 1993
Noninterest-bearing deposits               $ 1,052,258      1,052,258
Savings deposits and NOW accounts            4,129,673      4,129,673
Time deposits                                1,982,272      2,016,376
Deposits at foreign office                     189,058        189,058
                                            ==========      =========

December 31, 1992
Noninterest-bearing deposits               $ 1,078,690      1,078,690
Savings deposits and NOW accounts            4,344,335      4,344,335
Time deposits                                2,536,309      2,583,752
Deposits at foreign office                     117,776        117,746
                                            ==========      =========

The Company believes that deposit accounts clearly have a value greater than that prescribed by SFAS No. 107. The Company feels, however, that the value associated with these deposits is greatly influenced by characteristics of the buyer, such as its ability to reduce costs of servicing the deposits and the expected deposit attrition which is customary in acquisitions. Accordingly, estimating the fair value of deposits with any degree of certainty is not practical.

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS, continued



9. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

Due to the near maturity of short-term borrowings and money-market assets, the Company estimates that book value of these instruments approximates estimated fair value. The estimated fair value of long-term borrowings was $83,607,000 and $77,155,000, compared with a book value of $75,590,000 and
$75,685,000 at December 31, 1993 and 1992, respectively.

The Company does not feel the above is representative of the earnings power of the Company nor its value. The above analysis, which is inherently limited in depicting fair value, also does not consider any value associated with existing customer relationships nor the ability of the Company to create value through its loan origination, deposit gathering, or fee generating activities.

Many of the fair value estimates presented herein are based upon the use of highly subjective information and assumptions and, accordingly, the results may not be precise. Management believes that fair value estimates may not be comparable between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made. Further, since the fair value is estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.


10. STOCK OPTION PLAN

The stock option plan allows the grant of stock options and stock appreciation rights (either in tandem with options or independently) which are exercisable over terms not exceeding ten years and one day, and at prices which may not be less than the fair market value of the common stock on the date of grant. When exercisable, the stock appreciation rights issued in tandem with stock options entitle grantees to receive cash, stock or a combination equal to the amount of stock appreciation between the dates of grant and exercise. Stock appreciation rights issued independently of stock options contain similar terms as the stock options, although upon exercise the holder is only entitled to receive cash instead of purchasing shares of the Parent Company's common stock. Of the stock options outstanding at December 31, 1993, 413,633 were granted with limited stock appreciation rights attached thereto. A summary of related activity follows:

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS, continued


10. STOCK OPTION PLAN, CONTINUED

                                   Outstanding
                     Outstanding   cash-only
                      stock        appreciation    Exercise price per share
                     options       rights         Range               Average
                     ---------     ------------   -------             --------
1991
Beginning balance     508,778        78,500       $ 15.75- 65.25      $  42.23
  Granted              41,559        61,000         53.00- 70.00         54.99
  Exercised           (81,778)          -           15.75- 65.25         29.73
  Canceled             (8,576)          -           40.25- 53.75         50.37
                     --------      --------        -------------       -------
  At year-end         459,983       139,500         15.75- 70.00         46.00

1992
  Granted             110,702           -          105.13-131.88        106.65
  Exercised          (137,288)      (14,300)        15.75- 70.00         30.78
  Canceled             (2,200)       (4,000)        40.25-105.13         63.76
                     --------      --------        -------------       -------

  At year-end         431,197       121,200         23.00-131.88         62.13

1993
  Granted             119,725           -          133.88-141.50        134.00
  Exercised           (40,540)       (5,800)        35.25-105.13         50.78
  Canceled             (3,150)       (2,200)        53.00-133.88         96.87
                     --------      --------        -------------       -------
  At year-end         507,232       113,200         23.00-141.50         76.55
                     ========      ========        =============       =======

Exercisable at
December 31, 1993      248,838       43,500       $ 23.00- 130.75      $ 50.28
                     =========     ========        ==============       ======



At December 31, 1993 and 1992, respectively, there were 275,670 and 390,045 shares available for future grant. A total of 1,500,000 shares were authorized under the plan.


11.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees. Pension benefits accrue to participants based on their level of compensation and the number of years of service. The Company contributes to the plan an amount sufficient to meet Internal Revenue Code funding standards.

Net periodic pension cost (benefit) consisted of the following:

                                     1993        1992       1991
                                     ----        ----       ----
                                            (in thousands)

Service cost                         $   3,075     2,357      1,719
Interest cost on projected benefit
 obligation                              4,904     4,569      4,323
Actual return on assets                 (8,217)   (6,022)   (12,647)
Net amortization and deferral              293    (1,601)     5,294
                                      --------   -------    -------
Net periodic pension cost (benefit)  $      55      (697)    (1,311)
                                      ========   =======    =======

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS, continued



11.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS, CONTINUED


Data relating to the funding position of the plan were as follows:

                                               1993           1992
                                               ----           ----
                                                (in thousands)
Vested accumulated benefit obligation        $ (64,169)     (50,325)
Total accumulated benefit obligation           (66,317)     (52,462)
Projected benefit obligation                   (81,943)     (63,769)
Plan assets at fair value                       93,601       89,132
Plan assets in excess of projected
 benefit obligation                             11,658       25,363
Unrecognized net asset                          (3,775)      (4,632)
Unrecognized past service cost                      -        (1,661)
Unrecognized net (gain) loss                     2,775       (8,357)
                                              --------      -------
Pension asset                                $  10,658       10,713
                                              ========      =======

The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% for 1993 and 7.5% for 1992, while the assumed rate of increase in future compensation was 5.0% for 1993 and 5.2% for 1992. The expected long-term rate of return on assets was 8.25% for 1993 and 1992.

The Company also provides health care and life insurance benefits for qualified retired employees who reached the age of 55 while working for the Company. Substantially all salaried employees are covered in the plan.

Net postretirement benefit cost consisted of the following:

                                                1993       1992      1991
                                                ----       ----      ----
                                                     (in thousands)
Service cost                                 $     94        48        45
Interest cost on projected benefit obligation   1,094     1,057       989
Actual return on assets                          (364)     (394)     (583)
Net amortization and deferral                    (281)     (592)     (361)
                                              -------    ------    ------
Net postretirement benefit cost              $    543       119        90
                                              =======    ======    ======


Data relating to the funding position of the plan were as follows:

                                             1993        1992
                                             ----        ----
                                               (in thousands)
Accumulated benefit obligation
  Retirees                                   $ 15,196      10,643
  Actives
    Fully eligible                              1,695       2,072
    Other                                       1,180         731
Plan assets at fair value                      (8,621)     (9,076)
                                              -------     -------
Accumulated benefit obligation in
 excess of plan assets                          9,450       4,370
Unrecognized net loss                          (5,637)       (914)
Unrecognized past service cost                  2,855       2,734
                                              -------     -------
Accrued postretirement benefit cost          $  6,668       6,190
                                              =======     =======

The Company on occasion funds a portion of these postretirement benefit obligations through contributions to a Voluntary Employee Benefit
Association trust account.

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS, continued


11.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS, CONTINUED

The discount rate used in determining the accumulated benefit obligations was 7% for 1993 and 8% for 1992. The expected long-term rate of return on assets was 8% for both 1993 and 1992. The medical inflation rate was assumed to be 14.5% for 1993 and 15.25% for 1992, with a gradual reduction to 5.5% over twenty years.

The Company's 1993 service cost, interest cost and accumulated benefit obligation, assuming a 1% increase in the medical inflation rate assumption, are depicted as follows:

                                                         (in thousands)
Accumulated postretirement benefit obligation              $19,513
Service cost                                                    94
Interest cost                                                1,168
                                                            ======

For purposes of calculating the December 31, 1993 accumulated benefit obligation for both pension and postretirement benefits, the Company revised certain mortality assumptions used to estimate the expected lives of plan participants. This change had no impact on net periodic costs for 1993, but increased the projected benefit obligation for the pension plan and the accumulated benefit obligation for the postretirement benefit plan by approximately $8.5 million and $2.3 million, respectively.


12.  INCOME TAXES

The components of income tax expense were as follows:

                                    1993      1992      1991
                                    ----      ----      ----
                                       (in thousands)
Current
  Federal                          $69,744    65,672     28,287
  State and city                    25,487    27,037     16,007
                                    ------    ------     ------
    Total current                   95,231    92,709     44,294
                                    ======    ======     ======
Deferred
  Federal                          (18,124)  (19,919)     5,027
  State and city                    (5,576)   (7,949)    (1,720)
                                    ------    ------     ------
    Total deferred                 (23,700)  (27,868)     3,307
                                    ------    ------     ------
    Total income taxes
      applicable to pre-tax income $71,531    64,841     47,601
                                    ======    ======     ======

In 1992 the Company adopted SFAS No. 109, "Accounting for Income Taxes". The provisions of SFAS No. 109, which mandate a liability method of accounting for income taxes payable and receivable, were not applied for any period prior to 1992. Since the application of SFAS No. 109 did not result in any net adjustment to the Company's tax assets and liabilities, there was no charge or credit reflected in the Consolidated Statement of Income representing the cumulative effect of a change in accounting principle in 1992.

The Company files a consolidated tax return which includes all subsidiaries. East New York may elect to compute its bad debt deduction for tax purposes as a percentage of taxable income. Applicable federal tax law allows qualified savings banks the option of deducting as bad debt expense 8% of their taxable income. However, failure to maintain savings bank status as defined by the Internal Revenue Code or charges to the reserve established by these deductions for other than bad debt losses would create taxable income, subject to the applicable tax rates in effect at that time. At December 31, 1993,

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS, continued

12.  INCOME TAXES, CONTINUED

East New York's bad debt reserve for federal tax purposes was $45,460,000. No actions are planned which would cause this reserve to become wholly or partially taxable.

The portion of income tax expense attributable to gains on sales of bank investment securities was $392,000 in 1993, $12,016,000 in 1992, and $186,000 in 1991. No alternative minimum tax ("AMT") expense was recognized in any year.

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

                                     1993       1992      1991
                                     ----       ----      ----
                                        (in thousands)
Income taxes at statutory rate     $ 60,733     55,345    39,030
Increase (decrease) in taxes:
  Tax-exempt income                  (2,066)    (3,138)   (4,759)
  State and city income taxes,
    net of federal income
    tax effect                       12,942     12,598      9,429
  Thrift bad debt provision, net        -          -        2,361
  Other                                 (78)        36      1,540
                                    -------    -------    -------
                                   $ 71,531     64,841     47,601
                                    =======    =======    =======

Deferred tax assets (liabilities) were comprised of the following at December 31:

                                     1993        1992
                                     ----        ----
                                      (in thousands)
Retirement benefits                $  (4,904)     (4,552)
Leasing transactions                 (72,019)    (71,597)
Unrealized investment gains           (6,657)          -
  Gross deferred tax liabilities     (83,580)    (76,149)
Interest on loans                      7,115       6,811
Gain on sales of loans                 2,207       2,571
Depreciation and amortization          3,477       2,897
Losses on loans and other assets      76,783      54,747
Postretirement and other
  supplemental employee benefits       5,969       5,311
Incentive compensation plans           9,247       7,282
Other                                  3,060       3,765
  Gross deferred tax assets          107,858      83,384
                                    --------     -------
Net deferred asset                 $  24,278       7,235
                                    ========     =======


Certain timing differences in 1991 had deferred income tax effects amounting to more than 5% of the year's income taxes computed at 34% of pre-tax income. Such differences and the related deferred tax charges (credits) were as follows:
                                                          1991
                                                       ---------
                                                     (in thousands)
Losses on loans and other assets                       $ (8,673)
Leasing transactions                                      6,583
AMT utilization                                          10,034

The income tax credits shown in the Statement of Income of the Parent Company arise principally from its operating losses, before dividends from subsidiaries.

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS, continued


13.  OTHER INCOME AND OTHER EXPENSE

The following items, which exceeded 1% of total revenues in the respective period, were included in either other revenues from operations or other costs of operations in the Consolidated Statement of Income:

                                      1993       1992      1991
                                      ----       -----     ----
                                           (in thousands)
Residential mortgage servicing fees  $10,359      -          -

Gains from sales of loans               -         -         8,657

Professional services expense
  Data processing                       -        14,343       -
  Other                                 -         5,362       -
Advertising expense                    9,069       -          -
Write-downs of mortgage
  servicing rights                      -        16,800       -
                                      ======     ======    ======


14.  INTERNATIONAL ACTIVITIES

The Company engages in certain international activities consisting primarily of purchasing Eurodollar placements, collecting Eurodollar deposits and engaging in a limited amount of foreign currency trading.

At December 31, 1993 and 1992, assets identified with international activities amounted to $62,419,000 and $35,653,000, respectively.

15.  COMMITMENTS AND CONTINGENCIES

In 1993, the Company entered into currently effective interest rate swap contracts designated for hedging purposes of $1.0 billion. At December 31, 1993, the Company had outstanding currently effective interest rate swap contracts with a notional value of approximately $1.2 billion. Under the terms of these swap agreements, the Company receives interest at a fixed rate and pays interest at a variable rate. The effects of these interest rate swap contracts are reflected in interest income on loans and leases and interest expense on time deposits in the Consolidated Statement of Income. The net effect of interest rate swaps was to increase net interest income by $34.2 million, $20.1 million and $7.6 million in 1993, 1992 and 1991, respectively. Of the interest rate swaps currently in effect, $400 million mature in the first quarter of 1996. In general, beginning in 1995, the notional amount of the remaining swaps currently in effect will decline depending on the level of interest rates or the prepayment behavior of mortgage-backed securities to which the swaps are indexed. As of December 31, 1993, the Company had also entered into forward swaps with a notional amount of $475 million. These forward interest rate swap commitments had no effect on net income. At December 31, 1992, the Company had outstanding interest rate swap contracts with a notional value of $525 million.

Interest rate swap contracts are generally entered into with counterparties with substantial net worth and most contain collateral provisions protecting the at-risk party. The Company considers the credit risk inherent in these contracts to be negligible. The Company's interest rate-swap contracts had estimated market values of $15.6 million and $9.2 million at December 31, 1993 and 1992, respectively.

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS, continued


15.  COMMITMENTS AND CONTINGENCIES, CONTINUED

Additionally, at December 31, 1993, the Company had entered into option contracts with a face value totaling $60 million. At December 31, 1993, the Company's maximum loss exposure under these option contracts, all of which were carried for trading account purposes, was not material.

In the normal course of business, various commitments and contingent liabilities are outstanding, such as commitments to extend credit guarantees and "standby" letters of credit (approximately $152,604,000 at December 31, 1993), which are not reflected in the financial statements. No material losses are expected as a result of these transactions.

In the opinion of management, the potential liabilities, if any, arising from all lawsuits pending against the Company at December 31, 1993 will not have a materially adverse impact on the Company's consolidated financial condition. Moreover, management believes that the Company has substantial defenses in such litigation, but that there can be no assurance that the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated results of operations in the future.

16.  REGULATORY RESTRICTIONS

The payment of dividends by the banking subsidiaries is restricted by various legal and regulatory limitations. Dividends by any banking subsidiary to the Parent Company are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years.
For purposes of this test, at December 31, 1993, approximately $186,494,000 was available in the aggregate for payment of dividends to the Parent Company from M&T Bank without prior regulatory approval. As a result of dividends paid in prior years, East New York was not permitted to pay dividends to the Parent Company without prior regulatory approval until 1994.

Banking regulations prohibit extensions of credit by the subsidiary banks to the Parent Company unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

The banking subsidiaries are required to maintain noninterest-earning reserves against deposit liabilities. During the maintenance periods that included December 31, 1993 and 1992, cash and due from banks included a daily average of $159,742,000 and $146,536,000, respectively, for such purpose.

17.  PARENT COMPANY REVOLVING CREDIT AGREEMENT

The Parent Company has a revolving credit agreement whereby the Parent Company may borrow up to $25,000,000 at its discretion through December 28, 1994. The agreement provides for a facility fee assessed on the entire amount of the commitment (whether or not utilized) ranging from 3/16 to 5/16 of 1% depending on the credit rating of the subordinated notes of M&T Bank. Additionally, a utilization fee of 1/8 of 1% is assessed on the daily average of outstandings under the commitment whenever such outstandings exceed 50% of the commitment. Various interest rate options exist, including a variable rate based upon the higher of the lender's prime or the Federal funds rate plus 1/4 of 1%, or a fixed rate based upon London Interbank Offer Rates. At December 31, 1993, there were no outstanding balances under such agreement.

18. PARENT COMPANY FINANCIAL STATEMENTS
See other notes to financial statements.




CONDENSED BALANCE SHEET
- --------------------------------------------------------------------------------------------------------------------------------

                                                                                                              December 31
Dollars in thousands                                                                                   1993               1992
- ---------------------------------------------------------------------------------------------------------------------------------
Assets
- ---------------------------------------------------------------------------------------------------------------------------------
Cash
  In subsidiary bank                                                                                 $    91                  233
  Other                                                                                                   18                   17
- ----------------------------------------------------------------------------------------------------------------------------------
      Total cash                                                                                         109                  250
Due from subsidiaries
  Money-market assets                                                                                  9,351                2,113
  Current income tax receivable                                                                          410                4,341
- ----------------------------------------------------------------------------------------------------------------------------------
      Total due from subsidiaries                                                                      9,761                6,454
Investments in subsidiaries
   Banks                                                                                             702,823              619,561
   Other                                                                                                   6                    1
Other assets                                                                                          15,066                4,223
- ----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                                $  727,765              630,489
==================================================================================================================================
Liabilities
- ----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                                             $       -                 3,500
Accrued expenses and other liabilities                                                                 3,771                  194
- ----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                                3,771                3,694
- ----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                                                 723,994              626,795
- ----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                       $   727,765              630,489
==================================================================================================================================


CONDENSED STATEMENT OF INCOME
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                                                Year ended December 31
Dollars in thousands, except per share                                              1993                1992                 1991
- ----------------------------------------------------------------------------------------------------------------------------------
Income
- ----------------------------------------------------------------------------------------------------------------------------------
Dividends from bank subsidiaries                                              $   23,000              21,000               57,350
Other income                                                                         665                 421                  439
- ----------------------------------------------------------------------------------------------------------------------------------
   Total income                                                                   23,665              21,421               57,789
==================================================================================================================================
Expense
- ----------------------------------------------------------------------------------------------------------------------------------
Interest on short-term borrowings                                                     29                 565                  944
Other expense                                                                      1,979               1,829                2,495
- ----------------------------------------------------------------------------------------------------------------------------------
   Total expense                                                                   2,008               2,394                3,439
==================================================================================================================================
Income before income taxes and equity in
  undistributed income of subsidiaries                                            21,657              19,027               54,350
Parent Company income tax credits                                                    688                 879                1,306
- ----------------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed
  income of subsidiaries                                                          22,345              19,906               55,656
- ----------------------------------------------------------------------------------------------------------------------------------
Equity in undistributed income of subsidiaries
- ----------------------------------------------------------------------------------------------------------------------------------
Net income
  Banks subsidiaries                                                             102,642              99,031               68,888
  Other subsidiaries                                                                   5                   -                    -
Less: dividends received                                                        (23,000)            (21,000)             (57,350)
- ----------------------------------------------------------------------------------------------------------------------------------
Equity in undistributed income of subsidiaries                                    79,647              78,031               11,538
- ----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $  101,992              97,937               67,194
==================================================================================================================================
Net income per common share                                                       $13.87               13.41                 9.32





CONDENSED STATEMENT OF CASH FLOWS
- ---------------------------------------------------------------------------------------------------------------------------------

                                                                                                Year ended December 31
Dollars in thousands                                                                1993                1992                 1991
- ----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
- ----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $  101,992              97,937               67,194
Adjustments to reconcile net income to net cash
  provided by operating activities
    Equity in undistributed income of subsidiaries                              (79,647)            (78,031)             (11,538)
    Provision for deferred income taxes                                             (82)                (20)                (177)
    Net change in accrued interest receivable, payable                              (24)                (34)                (209)
    Net change in other accrued income and expense                                 5,033               1,378                  885
- ----------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                     27,272              21,230               56,155
- ----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
- ----------------------------------------------------------------------------------------------------------------------------------
Increase in capital investment in subsidiaries                                         -                   -             (86,000)
Other, net                                                                       (1,809)                 (6)                   89
- ----------------------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities                                     (1,809)                 (6)             (85,911)
- ----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
- ----------------------------------------------------------------------------------------------------------------------------------
Net decrease in short-term borrowings                                            (3,500)             (8,500)                (500)
Proceeds from issuance of preferred stock                                              -                   -               40,000
Dividends paid-common                                                           (13,054)            (10,780)              (9,344)
Dividends paid-preferred                                                         (3,600)             (3,600)              (2,860)
Other, net                                                                         1,788               3,172                2,246
- ----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities                         (18,366)            (19,708)               29,542
- ----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          $    7,097               1,516                (214)
Cash and cash equivalents at beginning of year                                     2,363                 847                1,061
Cash and cash equivalents at end of year                                      $    9,460               2,363                  847
==================================================================================================================================
Supplemental disclosure of cash flow
Information
- ----------------------------------------------------------------------------------------------------------------------------------
Interest received during the year                                             $      658                 421                  438
Interest paid during the year                                                         46                 600                1,152
Income taxes received during the year                                              5,462               2,399                1,383
- ----------------------------------------------------------------------------------------------------------------------------------

Item 9. Changes In and Disagreements With Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure.  None.
        --------------------



                                    PART III


Item 10.    Directors and Executive Officers of the Registrant.
            --------------------------------------------------
            The identification of the Registrant's directors is incorporated by reference to the caption "NOMINEES FOR DIRECTOR" contained in the Registrant's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 10, 1994. The identification of the Registrant's executive officers is presented under the caption "Executive Officers of the Registrant" contained in Part I of this Annual Report on Form 10-K.

            Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant's directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant's common stock, is incorporated by reference to the caption "STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS" contained in the Registrant's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders.

Item 11.    Executive Compensation.  Incorporated by reference to the
            -----------------------
            Registrant's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 10, 1994.

Item 12.    Security Ownership of Certain Beneficial Owners and
            ---------------------------------------------------
            Management.  Incorporated by reference to the Registrant's
            ----------
            definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 10, 1994.

Item 13.    Certain Relationships and Related Transactions.  Incorporated
            ----------------------------------------------
            by reference to the Registrant's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 10, 1994.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ---------------------------------------------------------------
    (a) Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. "Financial Statements and Supplementary Data".

        The financial statement schedules required by Rule 9-07 under Regulation S-X are omitted because the required information is not applicable.

    (b) Reports on Form 8-K.

        The Registrant filed a Current Report on Form 8-K dated December 14, 1993 with the Securities and Exchange Commission on December 17, 1993 reporting that the Registrant had been authorized by the Executive Committee of its Board of Directors to purchase and hold as treasury stock up to 506,930 additional shares of the Registrant's common stock, or approximately 7.4% of those then currently outstanding, as a reserve for the possible future conversion of the shares of the 9% Convertible Preferred Stock of First Empire (Parent) into shares of the Registrant's common stock. Under this authorization, shares of common stock may be purchased from time-to-time in the open market or in privately negotiated transactions.

    (c) Exhibits required by Item 601 of Regulation S-K.

        The exhibits listed on the Exhibit Index on pages 78 and 79 of this Annual Report on Form 10-K have been previously filed, are filed herewith or are incorporated herein by reference to other filings.

    (d) Additional financial statement schedules.

        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 1994.

                                 FIRST EMPIRE STATE CORPORATION



                                 By: /s/ Robert G. Wilmers
                                     ------------------------------------
                                 Robert G. Wilmers
                                 President and
                                 Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title                    Date
- ---------                          -----                    -----

Principal Executive
Officers:



/s/ Robert G. Wilmers
- ----------------------             President and
Robert G. Wilmers                  Chief Executive Officer    3/16/94


/s/ Paul B. Murray
- ----------------------             Chairman of the Board      3/16/94
Paul B. Murray



Principal Financial
and Accounting Officer:


/s/ James L. Vardon
- -----------------------            Executive Vice President
James L. Vardon                    and Chief Financial Officer   3/16/94

A majority of the board of directors:


/s/ Brent D. Baird                             3/16/94
- ------------------------------------         ------------
Brent D. Baird


/s/ John H. Benisch                            3/16/94
- ------------------------------------         ------------
John H. Benisch


/s/ Angela Bontempo                            3/16/94
- ------------------------------------         ------------
Angela Bontempo


/s/ Patrick J. Callan                          3/16/94
- ------------------------------------         ------------
Patrick J. Callan


/s/ David N. Campbell                          3/16/94
- ------------------------------------         ------------
David N. Campbell


/s/ James A. Carrigg                           3/16/94
- ------------------------------------         ------------
James A. Carrigg


/s/ Barber B. Conable, Jr.                     3/16/94
- ------------------------------------         ------------
Barber B. Conable, Jr.


/s/ Richard E. Garman                          3/16/94
- ------------------------------------         ------------
Richard E. Garman


/s/ Roy M. Goodman                             3/16/94
- ------------------------------------         ------------
Roy M. Goodman


/s/ Patrick W.E. Hodgson                       3/16/94
- ------------------------------------         ------------
Patrick W.E. Hodgson


/s/ Lambros J. Lambros                         3/16/94
- ------------------------------------         ------------
Lambros J. Lambros


/s/ Wilfred J. Larson                          3/16/94
- ------------------------------------         ------------
Wilfred J. Larson

/s/ Paul B. Murray                             3/16/94
- ------------------------------------         ------------
Paul B. Murray


/s/ Jorge G. Pereira                           3/16/94
- ------------------------------------         ------------
Jorge G. Pereira


/s/ William C. Shanley, III                    3/16/94
- ------------------------------------         ------------
William C. Shanley, III

/s/ Raymond D. Stevens, Jr.                    3/16/94
- ------------------------------------         ------------
Raymond D. Stevens, Jr.


/s/ Peter Tower                                3/16/94
- ------------------------------------         ------------
Peter Tower


/s/ Richard D. Trent                           3/16/94
- ------------------------------------         ------------
Richard D. Trent


/s/ Samuel F. Ward                             3/16/94
- ------------------------------------         ------------
Samuel F. Ward


/s/ Robert G. Wilmers                          3/16/94
- ------------------------------------         ------------
Robert G. Wilmers

                                  EXHIBIT INDEX


    3.1 Restated Certificate of Incorporation of First Empire State Corporation dated April 19, 1989, filed by the Secretary of State of New York on April 20, 1989. Incorporated by reference to Exhibit No. 19 to the Form 10-Q for the quarter ended March 31, 1989 (File No. 1-9861).

    3.2 Certificate of Amendment of the Certificate of Incorporation of First Empire State Corporation dated March 13, 1991, filed by the Secretary of State of New York on March 14, 1991. Incorporated by reference to Exhibit No. 19 to the Form 10-Q for the quarter ended March 31, 1991 (File No. 1-9861).
    3.3 By-Laws of First Empire State Corporation as last amended on July 16, 1991. Incorporated by reference to Exhibit No. 3.2 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).

    4 Instruments defining the rights of security holders, including indentures. Incorporated by reference to Exhibit Nos. 3.1, 3.2, 3.3, 10.1 and 10.2 hereof.

   10.1 Credit Agreement, dated as of December 30, 1993, between First Empire State Corporation and The Chase Manhattan Bank, N.A. Filed herewith.

   10.2 First Empire State Corporation 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit No. 10.3 to the Form 10-K for
            the year ended December 31, 1991 (File No.      1-9861).

   10.3 First Empire State Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.4 to the Form 10-K for the year ended December 31, 1992 (File No. 1 - 9861).

         Supplemental Deferred Compensation Agreements between Manufacturers and Traders Trust Company and:

   10.4 Robert E. Sadler, Jr. and James L. Vardon, each dated as of March 7, 1985. Incorporated by reference to Exhibit Nos. (10)(d) (A) and
            (B), respectively, to the Form 10-K for the year ended December 31, 1984 (File No. 0-4561);

   10.5 Harry R. Stainrook dated as of December 12, 1985. Incorporated by reference to Exhibit No. (10)(e)(ii) to the Form 10-K for the year ended December 31, 1985 (File No. 0-4561);

   10.6 William C. Rappolt dated as of March 7, 1985. Incorporated by reference to Exhibit No. (10)(e)(iv) to the Form 10-K for the year ended December 31, 1987 (File No. 1-9861); and

   10.7 William A. Buckingham dated as of August 7, 1990. Incorporated by reference to Exhibit No. 10.8 to the Form 10-K for the year ended December 31, 1990 (File No. 1-9861).

   10.8 Salary Continuation Agreement, dated as of April 16, 1987, between The East New York Savings Bank and Paul B. Murray. Incorporated by reference to Exhibit No. (10)(f) to the Form 10-K for the year ended December 31, 1987 (File No. 1-9861).

   10.9 Employment Agreement, dated as of December 24, 1987, among First Empire State Corporation, The East New York Savings Bank and Paul
            B. Murray. Incorporated by reference to Exhibit No. (10)(g) to the Form 10-K for the year ended December 31, 1987 (File No. 1-9861).

  10.10 Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).

  11 Statement re: Computation of Earnings Per Common Share. Filed herewith.

  21 Subsidiaries of the Registrant. Incorporated by reference to the caption "Subsidiaries" contained in Part I, Item 1 hereof.

  23.1      Consent of Price Waterhouse re: Registration Statement No.   33-
            32044.  Filed herewith.

  23.2      Consent of Price Waterhouse re: Registration Statement No.   33-
            12207.  Filed herewith.

  23.3      Consent of Price Waterhouse re: Registration Statement No.   33-
            58500.  Filed herewith.

  99.1 Annual Report of the First Empire State Corporation Retirement Savings Plan and Trust for the fiscal year ended December 31, 1993. Filed herewith.

  99.2 Reconciliation of selected annual and quarterly financial data from amounts previously reported. Filed herewith.

                                                                    EXHIBIT 10.1














                                CREDIT AGREEMENT

                          dated as of December 30, 1993

                                     between

                         FIRST EMPIRE STATE CORPORATION

                                       and

                         THE CHASE MANHATTAN BANK, N.A.

                                Table of Contents


ARTICLE 1         DEFINITIONS; ACCOUNTING TERMS.

                  Section 1.01     Definitions. . . . . . . . . . . . . .     1
                  Section 1.02     Accounting Terms . . . . . . . . . . .     9

ARTICLE 2         THE CREDIT.

                  Section 2.01     The Loans. . . . . . . . . . . . . . .     9
                  Section 2.02     The Note . . . . . . . . . . . . . . .     9
                  Section 2.03     Purpose. . . . . . . . . . . . . . . .     9
                  Section 2.04     Borrowing Procedures . . . . . . . . .     9
                  Section 2.05     Prepayments. . . . . . . . . . . . . .    10
                  Section 2.06     Interest Periods . . . . . . . . . . .    10
                  Section 2.07     Changes of Commitment. . . . . . . . .    10
                  Section 2.08     Certain Notices. . . . . . . . . . . .    10
                  Section 2.09     Minimum Amounts. . . . . . . . . . . .    11
                  Section 2.10     Interest . . . . . . . . . . . . . . .    11
                  Section 2.11     Fees . . . . . . . . . . . . . . . . .    12
                  Section 2.12     Payments Generally . . . . . . . . . .    12

ARTICLE 3         YIELD     PROTECTION; ILLEGALITY; ETC.

                  Section 3.01     Additional Costs . . . . . . . . . . .    13
                  Section 3.02     Limitation on Eurodollar Loans . . . .    14
                  Section 3.03     Illegality . . . . . . . . . . . . . .    14
                  Section 3.04     Certain Compensation . . . . . . . . .    15

ARTICLE 4         CONDITIONS PRECEDENT.

                  Section 4.01     Documentary Conditions Precedent . . .    15
                  Section 4.02     Additional Conditions Precedent. . . .    16
                  Section 4.03     Deemed Representations . . . . . . . .    16

ARTICLE 5         REPRESENTATIONS AND WARRANTIES.

                  Section 5.01     Incorporation, Good Standing and Due
                                   Qualification. . . . . . . . . . . . .    17
                  Section 5.02     Corporate Power and Authority;
                                   No Conflicts . . . . . . . . . . . . .    17
                  Section 5.03     Legally Enforceable Agreements . . . .    17
                  Section 5.04     Litigation . . . . . . . . . . . . . .    17
                  Section 5.05     Financial Statements . . . . . . . . .    18
                  Section 5.06     Ownership and Liens. . . . . . . . . .    18
                  Section 5.07     Taxes. . . . . . . . . . . . . . . . .    18
                  Section 5.08     ERISA. . . . . . . . . . . . . . . . .    19
                  Section 5.09     Subsidiaries and Ownership of Stock. .    19
                  Section 5.10     Credit Arrangements. . . . . . . . . .    19

ARTICLE 6         AFFIRMATIVE COVENANTS.

                  Section 6.01     Maintenance of Existence . . . . . . .    19
                  Section 6.02     Conduct of Business. . . . . . . . . .    20

                  Section 6.03     Maintenance of Properties. . . . . . .    20
                  Section 6.04     Maintenance of Records . . . . . . . .    20
                  Section 6.05     Maintenance of Insurance . . . . . . .    20
                  Section 6.06     Compliance with Laws . . . . . . . . .    20
                  Section 6.07     Right of Inspection. . . . . . . . . .    20
                  Section 6.08     Reporting Requirements . . . . . . . .    20

ARTICLE 7         NEGATIVE COVENANTS.

                  Section 7.01     Debt . . . . . . . . . . . . . . . . .    22
                  Section 7.02     Liens. . . . . . . . . . . . . . . . .    23
                  Section 7.03     Leases . . . . . . . . . . . . . . . .    24
                  Section 7.04     Stock of Subsidiaries  Etc.  . . . . .    24
                  Section 7.05     Transactions with Affiliates . . . . .    25
                  Section 7.06     Mergers, Etc . . . . . . . . . . . . .    25
                  Section 7.07     Sale of Assets . . . . . . . . . . . .    26

ARTICLE 8         FINANCIAL COVENANTS.

                  Section 8.01     Minimum Tangible Net Worth . . . . . .    26
                  Section 8.02     Leverage Ratio . . . . . . . . . . . .    26
                  Section 8.03     Double Leverage. . . . . . . . . . . .    26
                  Section 8.04     Capital Requirements . . . . . . . . .    26

ARTICLE 9         EVENTS OF DEFAULT.

                  Section 9.01     Events of Default. . . . . . . . . . .    27
                  Section 9.02     Remedies . . . . . . . . . . . . . . .    29

ARTICLE 10        MISCELLANEOUS.

                  Section 10.01    Amendments and Waivers . . . . . . . .    30
                  Section 10.02    Usury. . . . . . . . . . . . . . . . .    30
                  Section 10.03    Expenses . . . . . . . . . . . . . . .    30
                  Section 10.04    Survival . . . . . . . . . . . . . . .    30
                  Section 10.05    Assignment; Participations . . . . . .    31
                  Section 10.06    Notices. . . . . . . . . . . . . . . .    31
                  Section 10.07    Setoff . . . . . . . . . . . . . . . .    31
                  Section 10.08    Jurisdiction; Immunities . . . . . . .    32
                  Section 10.09    Table of Contents; Headings. . . . . .    32
                  Section 10.10    Severability . . . . . . . . . . . . .    32
                  Section 10.11    Counterparts . . . . . . . . . . . . .    32
                  Section 10.12    Integration. . . . . . . . . . . . . .    32
                  Section 10.13    Governing Law. . . . . . . . . . . . .    33

     CREDIT AGREEMENT dated as of December 30, 1993 between FIRST EMPIRE STATE CORPORATION, a corporation organized under the laws of New York (the "Borrower") and THE CHASE MANHATTAN BANK (NATIONAL ASSOCIATION), a national banking association organized under the laws of the United States of America (the "Bank").

     The Borrower desires that the Bank extend credit as provided herein, and the Bank is prepared to extend such credit. Accordingly, the Borrower and the Bank agree as follows:


                   ARTICLE 1.  DEFINITIONS; ACCOUNTING TERMS.

     Section 1.01. Definitions. As used in this Agreement the following terms have the following meanings (terms defined in the singular to have a correlative meaning when used in the plural and vice versa):

     "Acceptable Acquisition" means any Acquisition which has been either (a) approved by the Board of Directors of the corporation which is the subject of such Acquisition, or (b) recommended by such Board to the shareholders of such corporation, or (c) is of an insolvent or failing financial institution and made at the direction or with the approval of the regulatory authority charged with administering the affairs of such institution.

     "Acquisition" means any transaction pursuant to which the Borrower or any of its Subsidiaries (a) acquires 5% or more of any class of the voting securities (or warrants, options or other rights to acquire such securities) of any corporation other than the Borrower or any corporation which is not then a Subsidiary of the Borrower, pursuant to a solicitation of tenders therefor, or in one or more negotiated block, market or other transactions not involving a tender offer, or a combination of any of the foregoing, or (b) makes any corporation a Subsidiary of the Borrower, or causes any such corporation to be merged into the Borrower or any of its Subsidiaries, in any case pursuant to a merger, purchase of assets or any reorganization providing for the delivery or issuance to the holders of such corporations then outstanding securities, in exchange for such securities, of cash or securities of the Borrower or any of its Subsidiaries, or a combination thereof, or (c) purchases all or substantially all of the business or assets of any corporation, provided that the Borrower and its Subsidiaries shall not be prohibited from forming de novo Subsidiaries.

     "Affiliate" means any Person: (a) which directly or indirectly controls, or is controlled by, or is under common control with, the Borrower or any of its Subsidiaries; (b) which directly or indirectly beneficially owns or holds 5% or more of any class of voting stock of the Borrower or any such Subsidiary; or (c) 5% or more of the voting stock of which is directly or indirectly beneficially owned or held by the Borrower or, such Subsidiary.

The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise.

     "Agreement" means this Credit Agreement, as amended or supplemented from time to time. References to Articles, Sections, Exhibits, Schedules and the like refer to the Articles, Sections, Exhibits, Schedules and the like of this Agreement unless otherwise indicated.

     "Applicable Margin" means, with respect to (a) a Variable Rate Loan, 0%, and (b) Eurodollar Loans, the rate per annum for each rating level period set forth below:

           Rating Level Period                  Applicable Margin
           -------------------                  -----------------
               Level I Period                        .3750%
               Level II Period                       .5000%
               Level III Period                      .6250%
               Level IV Period                       .7500%

Any change in the Applicable Margin by reason of a change in the S&P Rating or Moody's Rating shall become effective on the date of announcement or publication by the respective rating agency of a change in such rating or in the absence of such announcement or publication, on the effective date of such changed rating.

     "Banking Day" means any day on which commercial banks are not authorized or required to close in New York City and whenever such day relates to a Eurodollar Loan or notice with respect to any Eurodollar Loan, a day on which dealings in Dollar deposits are also carried out in the London interbank market.

     "Capital Lease" means any lease which has been or should be capitalized on the books of the lessee in accordance with GAAP.

     "Closing Date" means the date this Agreement has been executed by both the Borrower and the Bank.

     "Code" means the Internal Revenue Code of 1986, as amended from time to time.

     "Commitment" means the obligation of the Bank to make Loans under this Agreement in the aggregate principal amount of $25,000,000, as such amount may be reduced or otherwise modified from time to time.

     "Consolidated Capitalization" means the sum of (a) Consolidated Funded Debt and (b) Consolidated Tangible Net Worth.

     "Consolidated Funded Debt" means as to any Person the

Funded Debt of such Person and its Consolidated Subsidiaries on a consolidated basis, as determined in accordance with GAAP.

     "Consolidated Subsidiary" means any Subsidiary whose accounts are or are required to be consolidated with the accounts of the Borrower in accordance with GAAP.

     "Consolidated Tangible Net Worth" means Tangible Net Worth of the Borrower and its Consolidated Subsidiaries on a consolidated basis, as determined in accordance with GAAP, except as otherwise provided herein.
     "Consolidated Total Assets" means, as to any Person, total assets of such Person and its Consolidated Subsidiaries on a consolidated basis, as determined in accordance with GAAP.

     "Consolidated Total Assets (RAP)" means the average total consolidated assets of the Borrower determined in accordance with Appendix A to Regulation Y.

     "Debt" means, with respect to any Person: (a) indebtedness of such Person for borrowed money; (b) indebtedness for the deferred purchase price of property or services (except trade payables in the ordinary course of business); (c) Unfunded Vested Liabilities of such Person (if such Person is not the Borrower, determined in a manner analogous to that of determining Unfunded Vested Liabilities of the Borrower); (d) the face amount of any outstanding letters of credit issued for the account of such Person; (e) obligations arising-under acceptance facilities; (f) guaranties, endorsements (other than for collection in the ordinary course of business) and other contingent obligations to purchase, to provide funds for payment, to supply funds to invest in any Person, or otherwise to assure a creditor against loss; (g) obligations secured by any Lien on property of such Person; and (h) obligations of such Person as lessee under Capital Leases.

     "Default" means any event which with the giving of notice or lapse of time, or both, would become an Event of Default.

     "Default Rate" means, with respect to an amount of any Loan not paid when due, a rate per annum equal to: (a) if such Loan is a Variable Rate Loan, a variable rate 1% above the rate of interest thereon (including any Applicable Margin); (b) if such Loan is a Eurodollar Loan, a fixed rate 1% above the rate of interest in effect thereon (including the Applicable Margin) at the time of default until the end of the then current Interest Period therefor and, thereafter, a variable rate 1% above the rate of interest for a Variable Rate Loan (including any Applicable Margin).

     "Dollars" and the sign "$" mean lawful money of the United States of America.

     "Equity Investments in Subsidiaries" means, as to any Person, the total common stock, Perpetual Preferred Stock, surplus and retained earnings held by such Person.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, including any rules and regulations,promulgated thereunder.

     "ERISA Affiliate" means any corporation or trade or business which is a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Code) as the Borrower or is under common control (within the meaning of Section 414(c) of the Code) with the Borrower.

     "Eurodollar Base Rate" means the rate per annum (rounded upwards if necessary to the nearest 1/16 of 1%) quoted at approximately 11:00 a.m. London time by the principal London branch of the Bank two Banking Days prior to the first day of the Interest Period for such Loan for the offering to leading banks in the London interbank market of Dollar deposits in immediately available funds, for a period, and in an amount, comparable to such Interest Period and principal amount of the Eurodollar Loan which shall be made by the Bank and outstanding during such Interest Period.

     "Eurodollar Loan" means any Loan when and to the extent the interest rate therefor is determined on the basis of the definition "Eurodollar Base Rate".

     "Event of Default" has the meaning given such term in Section 9.01.

     "Excluded Bank Debt" means all liabilities incurred in the ordinary course of the banking or trust business, such as deposits, letters of credit, bankers acceptances, certificates of deposit, federal funds purchases, borrowings from the Federal Reserve or Federal Home Loan Bank system, foreign exchange contracts, futures contracts and interest rate protection and swap agreements.

     "Facility Documents" means this Agreement and the Note.

     "Federal Funds Rate" means, for any day, the rate per annum (expressed on a 365/366 basis of calculation, if the rate on Variable Rate Loans is so calculated) equal to the weighted average of the rates on overnight federal funds transactions as published by the Federal Reserve Bank of New York for such day (or for any day that is not a Banking Day, for the immediately preceding Banking Day).

     "Fixed Rate" means, for any Eurodollar Loan, a rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Bank to be equal to the sum of the quotient of (i) the Eurodollar Base Rate for such Loan for the Interest Period therefor, divided by (ii) one minus the Reserve Requirement for such Loan for such Interest Period.

     "Form FRY-9C Consolidated Total Assets" means the Consolidated Total Assets of the Borrower contained in the most recent quarterly report on Form FRY-9C which the Borrower files with the Federal Reserve Bank of New York.

     "Funded Debt" means all Debt for money borrowed which by its terms matures more than one year from the date as of which such Funded Debt is incurred, and any Debt for money borrowed maturing within one year from such date which is renewable or extendable at the option of the obligor to a date beyond one year from such date (whether or not theretofore renewed or extended), including any such indebtedness renewable or extendable at the option of the obligor under, or payable from the proceeds of other indebtedness which may be incurred pursuant to, the provisions of any revolving credit agreement or other similar agreement.

     "GAAP" means generally accepted accounting principles in the United States of America as in effect on the date hereof, applied on a basis consistent with those used in the preparation of the financial statements referred to in Section 5.05 (except for changes concurred in by the Borrowers independent public accountants).

     "Insured Subsidiary" means any "insured depositary institution" (as defined in 12 U.S.C. Section 1813(c)(2) (or any successor provision), as amended, reenacted or redesignated from time to time) that is controlled (within the meaning of 12 U.S.C. Section 1841 (or any successor provision), as amended, reenacted or redesignated from time to time).

     "Interest Period" means the period commencing on the date a Loan is made, and ending, as the Borrower may select pursuant to Section 2.06: (a) in the case of Variable Rate Loans, 30 days thereafter; and (b) in the case of Eurodollar Loans, on the numerically corresponding day in the first, second, third, or sixth calendar month thereafter, provided that each such Interest Period which commences on the last Banking Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Banking Day of the appropriate calendar month.

     "Lending Office" means, for each type of Loan, the lending office of the Bank (or of an affiliate of the Bank) designated as such for such type of Loan on its signature page hereof or such other office of the Bank (or of an affiliate of the Bank) as the Bank may from time to time specify to the Borrower as the office by which its Loans of such type are to be made and maintained.

     "Level I Period" means any period during which (a) no Event of Default shall have occurred and be continuing and (b) the S&P Rating is at or above A- (or any successor rating) and the Moody's Rating is at or above A3 (or any successor rating).

     "Level II Period" means any period (other than a Level I Period) during which (a) no Event of Default shall have occurred and be continuing and (b) the S&P Rating is at or above BBB+ (or any successor rating) and the Moody's Rating is at or above Baa1 (or any successor rating).

     "Level III Period" means any period (other than a Level I Period or a Level II Period) during which (a) no Event of Default shall have occurred and be continuing and (b) the S&P Rating is at or above BBB (or any successor rating) and the Moody's Rating is at or above Baa2 (or any successor rating).

     "Level IV Period" means any period during which the S&P Rating is less than BBB (or any successor rating) or the Moody's Rating is less than Baa2 (or any successor rating).

     "Lien" means any lien (statutory or otherwise), security interest, mortgage, deed of trust, priority, pledge, charge, conditional sale, title retention agreement, financing lease or other encumbrance or similar right of others, or any agreement to give any of the foregoing.

     "Loan" means any loan made by the Bank pursuant to Section 2.01 and, to the extent provided therein, Section 2.10.

     "Moody's Rating" means, at any time, the then current rating (including any failure to rate) by Moody's Investors Service, Inc. (or any successor corporation thereto) of the subordinated debt of Manufacturers and Traders Trust Company.

     "Multiemployer Plan" means a Plan defined as such in Section 3(37) of ERISA to which contributions have been made by the Borrower or any ERISA Affiliate and which is covered by Title IV of ERISA.

     "Note" means the promissory note of the Borrower in the form of Exhibit A hereto evidencing the Loans made by the Bank hereunder.

     "PBGC" means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

     "Person" means an individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, governmental authority or other entity of whatever nature.

     "Plan" means any employee benefit or other plan established or maintained, or to which contributions have been made, by the Borrower or any ERISA Affiliate and which is covered by Title IV of ERISA or to which Section 412 of the Code applies.

     "Prime Rate" means that rate of interest from time to time announced by the Bank at the Principal Office as its prime commercial lending rate.

     "Principal Office" means the principal office of the Bank, presently located at 1 Chase Manhattan Plaza, New York, New York 10081.

     "Prohibited Transaction" means any transaction set forth in Section 406 of ERISA or Section 4975 of the Code.

     "RAP" means regulatory accounting principles prescribed by the Board of Governors of the Federal Reserve System from time to time.

     "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as the same may be amended or supplemented from time to time.

     "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System as the same may be amended or supplemented from time to time.

     "Regulatory Change" means any change after the date of this Agreement in United States federal, state, municipal or foreign laws or regulations (including Regulation D) or the adoption or. making after such date of any interpretations, directives or requests applying to a broad class of banks including the Bank of or under any United States, federal, state, municipal or foreign laws or regulations (whether or not having the force of law) by any court or governmental or monetary authority charged with the interpretation or administration thereof.

     "Reportable Event" means any of the events set forth in Section 4043(b) of ERISA as to which events the PBGC by regulation has not waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event, provided that a failure to meet the minimum funding standard of
Section 412 of the Code or Section 302 of ERISA shall be a Reportable Event regardless of any waivers given under Section 412(d) of the Code.

     "Reserve Requirement" means, for any Eurodollar Loan, the average maximum rate at which reserves (including any marginal, supplemental or emergency reserves) are required to be maintained during the Interest Period for such Loan under Regulation D by member banks of the Federal Reserve System in New York City with deposits exceeding $1,000,000,000 against in the case of Eurodollar

Loans, "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the Reserve Requirement shall also reflect any other reserves required to be maintained by such member banks by reason of any Regulatory Change against (i) any category of liabilities which includes deposits by reference to which the Eurodollar Base Rate for Eurodollar Loans is to be determined as provided in the definition of "Eurodollar Base Rate" in this Section 1.01 or (ii) any category of extensions of credit or other assets which include Eurodollar Loans.

     "S&P Rating" means, at any time, the then current rating (including any failure to rate) by Standard & Poor's Corporation (or any successor corporation thereto) of the subordinated debt of Manufacturers and Traders Trust Company.

     "Significant Subsidiary" means each Subsidiary of the Borrower other than those inactive, special purpose and dissolving corporations listed with an asterisk on Schedule I.

     "Subsidiary" means, as to any Person, any corporation or other entity of which at least a majority of the securities or other ownership interests having ordinary voting power (absolutely or contingently) for the election of directors or other persons performing similar functions are at the time owned directly or indirectly by such Person.

     "Tangible Net Worth" means the excess of total assets over total liabilities, excluding, however, from the determination of total assets: goodwill, patents, copyrights, trademarks, tradenames, licenses, franchises, organizational expenses, treasury stock and minority interests in Subsidiaries, and unamortized debt discount.

     "Termination Date" means December 29, 1994; provided that if such date is not a Banking Day, the Termination Date shall be the next preceding Banking
Day).

     "Tier I Capital" means the tier I capital of the Borrower determined in accordance with Appendix A to Regulation Y of the Board of Governors of the Federal Reserve System (or any successor provision), as amended, reenacted or redesignated from time to time).

     "Unfunded Vested Liabilities" means, with respect to any Plan, the amount (if any) by which the present value of all vested benefits under the Plan exceeds the fair market value of all Plan assets allocable to such benefits, as determined on the most recent valuation date of the Plan and in accordance with the provisions of ERISA for calculating the potential liability of the Borrower or any ERISA Affiliate to the PBGC or the Plan under Title IV of ERISA.

     "Variable Rate" means, for any day, the higher of (a) the Federal Funds Rate for such day plus 1/4 of 1% or (b) the Prime Rate for such day.

     "Variable Rate Loan" means any Loan when and to the extent the interest rate for such Loan is determined in relation to the Variable Rate.

     Section 1.02. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with GAAP or RAP, in the case of
Section 8.02, and all financial data required to be delivered hereunder shall be prepared in accordance with GAAP or RAP.


                             ARTICLE 2. THE CREDIT.

     Section 2.01. The Loans. (a) Subject to the terms and conditions of this Agreement, the Bank agrees to make loans (the "Loans") to the Borrower from time to time from and including the date hereof to but excluding the Termination Date up to but not exceeding the amount of the Commitment. The Loans may be outstanding as Variable Rate Loans or Eurodollar Loans (each a "type" of Loans). The Loans of each type shall be made and maintained at the Banks Lending Office for such type of Loans.

     (b) Each Loan shall be due and payable on the last day of the Interest Period therefor.

     Section 2.02. The Note. The Loans shall be evidenced by a single promissory note in favor of the Bank in the form of Exhibit A, dated the date of this Agreement, duly completed and executed by the Borrower.

     Section 2.03. Purpose. The Borrower shall use the proceeds of the Loans for general corporate purposes. Such proceeds shall not be used for the purpose, whether immediate, incidental or ultimate, of buying or carrying "margin stock" within the meaning of Regulation U, or of financing an Acquisition other than an Acceptable Acquisition.

     Section 2.04. Borrowing Procedures. The Borrower shall give the Bank notice of each borrowing to be made hereunder as provided in Section 2.08. Not later than 1:00 p.m. New York City time on the date of such borrowing, the Bank shall, through its Lending Office and subject to the conditions of this Agreement, make the amount of the Loan to be made by it on such day available to the Borrower, in immediately available funds, by the Bank crediting an account of the Borrower designated by the Borrower and maintained with the Bank at the Principal Office.

     Section 2.05. Prepayments. The Borrower shall have the right to prepay Loans at any time or from time to time; provided that: (a) the Borrower shall give the Bank notice of each such prepayment as provided in Section 2.08; and
(b) Eurodollar Loans may not be prepaid, except that, if after the giving effect to any reduction or termination of the Commitment pursuant to Section 2.07, the outstanding aggregate principal amount of the Loans exceeds the aggregate amount of the Commitment, the Borrower shall pay or repay the Loans on the date of such reduction or termination in an aggregate principal amount equal to the excess, together with interest thereon accrued to the date of such payment or repayment and any amounts payable pursuant to Section 3.04 in connection therewith.

     Section 2.06. Interest Periods. In the case of each Loan, the Borrower shall select an Interest Period of any duration in accordance with the definition of Interest Period in Section 1.01, subject to the following limitations: (a) no Interest Period may extend beyond the Termination Date; (b) notwithstanding clause (a) above, no Interest Period for a Eurodollar Loan shall have a duration less than one month (in the case of a Eurodollar Loan), and if any such proposed Interest Period would otherwise be for a shorter period, such Interest Period shall not be available; (c) if an Interest Period would end on a day which is not a Banking Day, such Interest Period shall be extended to the next Banking Day, unless, in the case of a Eurodollar Loan, such Banking Day would fall in the next calendar month in which event such Interest Period shall end on the immediately preceding Banking Day; and (d) only five Eurodollar Loans may be outstanding at any one time.

     Section 2.07.  Changes of Commitment.    (a) The Borrower shall have the
right to reduce or terminate the amount of unused Commitment at any time or from time to time, provided that: (i) the Borrower shall give notice of each such reduction or termination to the Bank as provided in Section 2.08; and (ii) each partial reduction shall be in an aggregate amount at least equal to $1,000,000.

     (b) The Commitment once reduced or terminated may not be reinstated.

     Section 2.08. Certain Notices. Notices by the Borrower to the Bank of each borrowing pursuant to Section 2.04, each prepayment pursuant to Section
2.05 and each reduction or termination of the Commitment pursuant to Section
2.07 shall be irrevocable ind shall be effective only if received by the Bank not later than 1 p.m. New York City time, and (a) in the case of borrowings and (in the case of Variable Rate Loans) prepayments of (i) Variable Rate Loans, given on the Banking Day therefor; and (ii) Eurodollar Loans, given three Banking Days prior thereto; (b) in the case of reductions or termination of the Commitment, given three Banking Days prior thereto. Each such notice shall specify the Loans to be borrowed or prepaid and the amount (subject to Section 2.09) and type of the Loans to be borrowed or prepaid and the date of borrowing or prepayment (which shall be a Banking Day). Each such notice of reduction or termination shall specify the amount of the Commitment to be reduced or terminated.

     Section 2.09. Minimum Amounts. Except for borrowings which exhaust the full remaining amount of the Commitment, and prepayments (in the case of Variable Rate Loans) which result in the prepayment of all Loans, each borrowing and prepayment of principal of Variable Rate Loans shall be in an amount at least equal to $1,000,000, and each borrowing of Eurodollar Loans having concurrent Interest Periods shall be at least equal to $1,000,000.

     Section 2.10. Interest. (a) Interest shall accrue on the outstanding and unpaid principal amount of each Loan for the period from and including the date of such Loan to but excluding the date such Loan is due, at the following rates per annum: (i) for a Variable Rate Loan, at a variable rate per annum equal to the Variable Rate plus the Applicable Margin; (ii) for a Eurodollar Loan, at a fixed rate equal to the Fixed Rate plus the Applicable Margin. If any principal amount shall not be paid when due (at stated maturity, by acceleration or otherwise), interest shall accrue on such amount from,and including such due date to but excluding the date such amount is paid in full at the Default Rate.

     (b) The interest rate on each Variable Rate Loan shall change when the Variable Rate changes and interest on each such Loan shall be calculated on the basis of a year of 365 (or, in the case of a leap year, 366) days for the actual number of days elapsed. The interest rate on each Eurodollar Loan shall be fixed at the applicable Fixed Rate, and interest on each Eurodollar Loan shall be calculated on the basis of a year of 360 days for the actual number of days elapsed.

     (c) Accrued interest shall be due and payable in arrears upon any payment of principal and on the last day of the Interest Period with respect thereto and, in the case of an Interest Period greater than three months, at three-month intervals after the first day of such Interest Period; provided that interest accruing at the Default Rate shall be due and payable from time to time on demand of the Bank.

     (d) Notwithstanding anything herein to the contrary, from time to time to but not including the Termination Date, the Bank may make loans to the Borrower hereunder at such other rates and on such other terms and conditions as the Bank and the Borrower may agree, and the amount of such loans shall be deemed usage of the Commitment and, to the extent provided in the next sentence, Loans hereunder. Such loans shall be entitled to the benefits of the provisions of Articles 6, 7, 8 and 9 and Sections 4.03, 10.05 and 10.07.

     Section 2.11. Fees. (a) A facility fee shall accrue on the amount of the Commitment then in effect (whether or not utilized) for the period from and including the date hereof to the earlier of the date the Commitment is terminated or the Termination Date at a rate per annum equal to (i) .1875% during any Level I Period or Level II Period, (ii) .2500% during any Level III Period, and (iii) .3125% during any Level IV Period. The accrued commitment fee shall be due and payable in arrears upon any reduction or termination of the Commitment and on the last day of each February, May, August and November, commencing on the first such date after the Closing Date.
     (b) A utilization fee shall accrue on the daily average amount of loans outstanding at a rate per annum equal to .1250% for each day on which the aggregate principal amount of Loans outstanding exceeds 50% of the Commitment. The utilization fee shall be payable in arrears upon termination of the Commitment and on the last day of each February, May, August and November.

     Section 2.12. Payments Generally. All payments under this Agreement or the Note shall be made in Dollars in immediately available funds not later than 1:00 p.m. New York City time on the relevant dates specified above (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Banking Day) at the Principal Office for the account of the applicable Lending Office of the Bank; provided that, when a new Loan is to be made by the Bank on a date the Borrower is to repay any principal of an outstanding Loan, the Bank shall apply the proceeds thereof to the payment of the principal to be repaid and only an amount equal to the difference between the principal to be borrowed and the principal to be repaid shall be made available by the Bank to the Borrower as provided in Section 2.04 or paid by the Borrower to the Bank pursuant to this Section 2.12, as the case may be. The Bank may (but shall not be obligated to) debit the amount of any such payment which is not made by such time to any ordinary deposit account of the Borrower with the Bank. The Borrower shall, at the time of making each payment under this Agreement or the Note, specify to the Bank the principal or other amount payable by the Borrower under this Agreement or the Note to which such payment is to be applied (and in the event that it fails to so specify, or if a Default or Event of Default has occurred and is continuing, the Bank may apply such payment as it may elect in its sole discretion). If the due date of any payment under this Agreement or the Note would otherwise fall on a day which is not a Banking Day, such date shall be extended to the next succeeding Banking Day and interest shall be payable for any principal so extended for the period of such extension.

                 ARTICLE 3.  YIELD PROTECTION; ILLEGALITY; ETC.

     Section 3.01. Additional Costs. (a) The Borrower shall pay to the Bank from time to time on demand such amounts as the Bank may reasonably determine to be necessary to compensate it for any costs which the Bank reasonably determines are attributable to its making or maintaining any Eurodollar Loans under this Agreement or the Note or its obligation to make any such Loans hereunder, or any reduction in any amount receivable by the Bank hereunder in respect of any such Loans or such obligation (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), resulting from any Regulatory Change which: (i) changes the basis of taxation of any amounts payable to the Bank under this Agreement or the Note in respect of any of such Loans (other than taxes imposed on the overall net income of the Bank or of its Lending Office for any of such Loans by the jurisdiction in which the Principal Office or such Lending Office is located); or (ii) imposes or modifies any reserve, special deposit, deposit insurance or assessment, minimum capital, capital ratio or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, the Bank (including any of such Loans or any deposits referred to in the definition of "Eurodollar Base Rate" in Section 1.01); or (iii) imposes any other condition affecting this Agreement or the Note (or any of such extensions of credit or liabilities). The Bank will notify the Borrower of any event occurring after the date of this Agreement which will entitle the Bank to compensation pursuant to this Section 3.01(a) as promptly as practicable after it obtains knowledge thereof and determines to request such compensation and will furnish the Borrower with a certificate setting forth the computation of the amounts requested.

     (b) Without limiting the effect of the foregoing provisions of this Section 3.01, in the event that, by reason of any Regulatory Change, the Bank either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of the Bank which includes deposits by reference to which the interest rate on Eurodollar Loans is determined as provided in this Agreement or a category of extensions of credit or other assets of the Bank which includes Eurodollar Loans or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets which it may hold, then, if the Bank so elects by notice to the Borrower, the obligation of the Bank to make Eurodollar Loans hereunder shall be suspended until the date such Regulatory Change ceases to be in effect.

     (c) Without limiting the effect of the foregoing provisions of this Section
3.01 (but without duplication), the Borrower shall pay to the Bank from time to time on request such amounts as the Bank may reasonably determine to be necessary to compensate the Bank for any costs which it determines are attributable to the maintenance by it or any of its affiliates pursuant to any law or regulation of any jurisdiction or any interpretation, directive or request (whether or not having the force of law and whether in effect on the date of this Agreement or thereafter) of any court or governmental or monetary authority of capital in respect of its Loans hereunder or its obligation to make Loans hereunder (such compensation to include, without limitation, an amount equal to any reduction in return on assets or equity of the Bank to a level below that which it could have achieved but for such law, regulation, interpretation, directive or request). The Bank will notify the Borrower if it is entitled to compensation pursuant to this Section 3.01(c) as promptly as practicable after it determines to request such compensation and will furnish the Borrower with a certificate setting forth the computation of the amounts requested.

     (d) Determinations and allocations by the Bank for purposes of this Section
3.01 of the effect of any Regulatory Change pursuant to subsections (a) or (b), or of the effect of capital maintained pursuant to subsection (c), on its costs of making or maintaining Loans or its obligation to make Loans, or on amounts receivable by, or the rate of return to, it in respect of Loans or such obligation, and of the additional amounts required to compensate the Bank under this Section 3.01, shall be conclusive, provided that such determinations and allocations are made on a reasonable basis.

     Section 3.02. Limitation on Eurodollar Loans. Anything herein to the contrary notwithstanding, if the Bank reasonably determines (which determination shall be conclusive absent manifest error) that:
     (a) quotations of interest rates for the relevant deposits referred to in the definition of "Eurodollar Base Rate" in Section 1.01 are not being provided in the relevant amounts or for the relevant maturities for purposes of determining the rate of interest for Eurodollar Loans as provided in this Agreement; or

     (b) the relevant rates of interest referred to in the definition of "Eurodollar Base Rate" in Section 1.01 upon the basis of which the rate of interest for Eurodollar Loans is to be determined do not adequately cover the cost to the Bank of making or maintaining such Loans;

then the Bank shall give the Borrower prompt notice thereof, and so long as such condition remains in effect, the Bank shall be under no obligation to make Eurodollar Loans.

     Section 3.03. Illegality. Notwithstanding any other provision in this Agreement, in the event that it becomes unlawful for the Bank or its Lending Office to honor its obligation to make or maintain Eurodollar Loans hereunder and such illegality cannot be cured by selection of an alternate
Lending office, then the Bank shall promptly notify the Borrower thereof and the Banks obligation to make or maintain Eurodollar Loans hereunder shall be suspended until such time as the Bank may again make and maintain such affected Loans and the Borrower shall, upon the request of the Bank on the date specified (which date may include any grace period which the Bank may be entitled to), prepay any of such Loans then outstanding together with accrued interest and any amount due under Section 3.04.

     Section 3.04. Certain Compensation. The Borrower shall pay to the Bank, upon the request of the Bank, such reasonable amount or amounts as shall be sufficient (in the reasonable opinion of the Bank) to compensate it for any loss, cost or expense which the Bank determines is attributable to:

     (a) any payment of a Eurodollar Loan on a date other than the last day of an Interest Period for such Loan (whether by reason of acceleration or otherwise); or

     (b) any failure by the Borrower to borrow a Eurodollar Loan to be made by the Bank on the date specified therefor in the relevant notice under
     Section 2.04.

Without limiting the foregoing, such compensation shall include an amount equal to the excess, if any, of: (i) the amount of interest which otherwise would have accrued on the principal amount so paid or not borrowed for the period from and including the date of such payment or failure to borrow to but excluding the last day of the Interest Period for such Loan (or, in the case of a failure to borrow, to but excluding the last day of the Interest Period for such Loan which would have commenced on the date specified therefor in the relevant notice) at the applicable rate of interest for such Loan provided for herein; over (ii) the amount of interest (as reasonably determined by the Bank) the Bank would have bid in the London interbank market for Dollar deposits for amounts comparable to such principal amount and maturities comparable to such period. A determination of the Bank as to the amounts payable pursuant to this Section 3.04 shall be conclusive absent manifest error. The Bank will furnish the Borrower with a certificate setting forth the computation of the amounts requested.


                        ARTICLE 4.  CONDITIONS PRECEDENT.

     Section 4.01. Documentary Conditions Precedent. The obligation of the Bank to make the Loan constituting the initial borrowing is subject to the condition precedent that the Bank shall have received on or before the date of such Loan each of the following, in form and substance satisfactory to the Bank and its counsel:

     (a) the Note duly executed by the Borrower;

     (b) a certificate of the Secretary or Assistant Secretary of the Borrower, dated the Closing Date, certifying the names and true signatures of the officers of the Borrower authorized to sign the Facility Documents and the other documents to be delivered by the Borrower under this Agreement;

     (c) a certificate of a duly authorized officer of the Borrower, dated the Closing Date, stating that the representations and warranties in Article 5 are true and correct on such date as though made on and as of such date and that no event has occurred and is continuing which constitutes a Default or Event of Default;

     (d) a favorable opinion of counsel for the Borrower, dated the Closing Date, in substantially the form of Exhibit B and as to such other matters as the Bank may reasonably request.

     Section 4.02. Additional Conditions Precedent. The obligation of the Bank to make any Loan (including the initial Loan) shall be subject to the further conditions precedent that on the date of such Loan:

     (a) the following statements shall be true:

               (i) the representations and warranties contained in Article 5 are true and correct on and as of the date of such Loan as though made on and as of such date, provided that the representations and warranties in Section 5.04 and the final sentence of Section
               5.05 need not be true and correct if after such Loan there is no net increase in the aggregate principal amount outstanding hereunder; and

               (ii) No Default or Event of Default has occurred and is continuing, or would result from such Loan; and

     (b) the Bank shall have received from the Borrower such approvals, opinions or documents as the Bank may reasonably request.

     Section 4.03. Deemed Representations. Each notice of a Loan and acceptance by the Borrower of the proceeds thereof shall constitute a representation and warranty that the statements contained in Section 4.02(a) are true and correct both on the date of such notice and, unless the Borrower otherwise notifies the Bank prior to such borrowing, as of the date of such Loan.

                   ARTICLE 5. REPRESENTATIONS AND WARRANTIES.

 The Borrower hereby represents and warrants that:

     Section 5.01. Incorporation, Good Standing and Due Qualification. Each of the Borrower and its Significant
Subsidiaries is duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, has the corporate power and authority to own its assets and to transact the business in which it is now engaged or proposed to be engaged, and is duly qualified as a foreign corporation and in good standing under the laws of each other jurisdiction in which such qualification is required.

     Section 5.02. Corporate Power and Authority; No Conflicts. The execution, delivery and performance by the Borrower of the Facility Documents have been duly authorized by all necessary corporate action and do not and will not: (a) require any consent or approval of its stockholders; (b) contravene its charter or by-laws; (c) violate any provision of, or require any filing, registration, consent or approval under, any law, rule, regulation (including, without limitation, Regulation U), order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to the Borrower or any of its Significant Subsidiaries or affiliates; (d) result in a breach of or constitute a default or require any consent under any indenture or loan or credit agreement or any other agreement, lease or instrument to which the Borrower is a party or by which it or its properties may be bound or affected;
(e) result in, or require, the creation or imposition of any Lien, upon or with respect to any of the properties now owned or hereafter acquired by the Borrower; or (f) cause the Borrower (or any Significant Subsidiary) to be in default under any such law, rule, regulation, order, writ, judgment, injunction, decree, determination or award or any such indenture, agreement, lease or instrument.

     Section 5.03. Legally Enforceable Agreements. Each Facility Document is, or when delivered under this Agreement will be, a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency and other similar laws affecting creditors rights generally.

     Section 5.04. Litigation. There are no actions, suits or proceedings pending or, to the knowledge of the Borrower, threatened, against or affecting the Borrower or any of its Significant Subsidiaries before any court, governmental agency or arbitrator, which may, in any one case or in the aggregate, materially adversely affect the financial condition, operations, properties or business of the Borrower or any such Significant Subsidiary or of the ability of the Borrower to perform its obligation under the Facility Documents, except the depositors, class action litigation first referenced under the caption "Legal Proceedings" in the Borrowers Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     Section 5.05. Financial Statements. The consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as at December 31, 1992, and the related consolidated income statement and statement of cash flows and statement of changes in stockholders, equity of the Borrower and its Consolidated Subsidiaries for the fiscal year then ended, and the accompanying footnotes, together with the opinion thereon, dated January 11, 1993, of Price Waterhouse, independent certified public accountants, and the interim consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as at September 30, 1993, and the related consolidated income statement and statement of cash flows and, statement of changes in stockholders equity for the nine month period then ended, copies of which have been furnished to the Bank, are complete and correct and fairly present the financial condition of the Borrower and its Consolidated Subsidiaries as at such dates and the results of the operations of the Borrower and its Consolidated Subsidiaries for the periods covered by such statements, all in accordance with GAAP consistently applied (subject to year end adjustments in the case of the interim financial statements). There are no liabilities of the Borrower or any of its Consolidated Subsidiaries, fixed or contingent, which are material but are not reflected in the financial statements or in the notes thereto, other than liabilities arising in the ordinary course of business since December 31, 1992. No information, exhibit or report furnished by the Borrower to the Bank in connection with the negotiation of this Agreement contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statements contained therein not materially misleading. Since December 31, 1992, there has been no material adverse change in the condition (financial or otherwise), business, operations or prospects of the Borrower or any of its Significant Subsidiaries.

     Section 5.06. Ownership and Liens. Each of the Borrower and its Consolidated Subsidiaries has title to, or valid leasehold interests in, all of its properties and assets, real and personal, including the properties and assets, and leasehold interests reflected in the financial statements referred to in Section 5.05 (other than any properties or assets disposed of in the ordinary course of business), and none of the properties and assets owned by the Borrower or any of its Significant Subsidiaries and none of its leasehold interests is subject to any Lien, except as disclosed in such financial statements or as may be permitted hereunder.

     Section 5.07. Taxes. Each of the Borrower and its Significant Subsidiaries has filed all tax returns (federal, state and local) required to be filed and has paid all taxes, assessments and governmental charges and levies thereon to be due, including interest and penalties, except taxes, assessments, governmental charges and levies the validity of which is being contested in good faith by appropriate proceedings and with respect to which the Borrower or such Significant Subsidiary, as the case may be, shall have set aside on its books adequate reserves.

     Section 5.08. ERISA. Each of the Borrower and its Subsidiaries is in compliance in all material respects with all applicable provisions of ERISA. Neither a Reportable Event nor a Prohibited Transaction has occurred with respect to any Plan; no notice of intent to terminate a Plan has been filed nor has any Plan been terminated; no circumstance exists which constitutes grounds under Section 4042 of ERISA entitling the PBGC to institute proceedings to terminate, or appoint a trustee to administer, a Plan, nor has the PBGC instituted any such proceedings; neither the Borrower nor any ERISA Affiliate has completely or partially withdrawn under Sections 4201 or 4204 of ERISA from a Multiemployer Plan; each of the Borrower and each of its ERISA Affiliates has met its minimum funding requirements under ERISA,with respect to all of its Plans and there are no Unfunded Vested Liabilities; and neither the Borrower nor any ERISA Affiliate has incurred any liability to the PBGC under ERISA.

     Section 5.09. Subsidiaries and Ownership of Stock. Schedule I is a complete and accurate list of the Subsidiaries of the Borrower, showing the jurisdiction of incorporation or organization of each Subsidiary and showing the percentage of the Borrowers direct or indirect ownership of the outstanding stock or other interest of each such Subsidiary. All of the outstanding capital stock or other interest of each such Subsidiary has been validly issued, is fully paid and nonassessable and is owned by the Borrower free and clear of all Liens.

     Section 5.10. Credit Arrangements. Schedule II is a complete and correct list of all Debt, other than Excluded Bank Debt of the Borrower or any of its Subsidiaries the aggregate principal or face amounts of which equals or exceeds (or may equal or exceed) $1,000,000 and the aggregate principal or face amount outstanding or which may become outstanding under each such arrangement is correctly described or indicated in such Schedule.


                       ARTICLE 6.  AFFIRMATIVE COVENANTS.

     So long as the Note shall remain unpaid or the Bank shall have any Commitment under this Agreement, the Borrower shall:

     Section 6.01. Maintenance of Existence. Preserve and maintain, and cause each of its Significant Subsidiaries to preserve and maintain, its corporate existence and good standing in the jurisdiction of its incorporation, and qualify and remain qualified, and cause each of its Significant Subsidiaries to qualify and remain qualified, as a foreign corporation in each jurisdiction in which such qualification is required.

     Section 6.02. Conduct of Business. Continue, and cause each of its Significant Subsidiaries to continue, to engage in an efficient and economical manner in a business of the same general type as conducted by it on the date of this Agreement.

     Section 6.03. Maintenance of Properties. Maintain, keep and preserve, and cause each of its Significant Subsidiaries to maintain, keep and preserve, all of its properties, (tangible and intangible) necessary or useful in the proper conduct of its business in good working order and condition, ordinary wear and tear excepted.

     Section 6.04. Maintenance of Records. Keep, and cause each of its Significant Subsidiaries to keep, adequate records and books of account, in which complete entries will be made in accordance with GAAP, reflecting all financial transactions of the Borrower and its Significant Subsidiaries.

     Section 6.05. Maintenance of Insurance. Maintain, and cause each of its Significant Subsidiaries to maintain, insurance with financially sound and reputable insurance companies or associations in such amounts and covering such risks or to self insure as to the same in such amounts as are prudent, which insurance may provide for reasonable deductibility from coverage thereof.

     Section 6.06. Compliance with Laws. Comply, and cause each of its Significant Subsidiaries to comply, in all respects with all applicable laws, rules, regulations and orders, such compliance to include, without limitation, paying before the same become delinquent all taxes, assessments and governmental charges imposed upon it or upon its property, except when contested by appropriate proceedings upon establishment of adequate reserves.

     Section 6.07. Right of Inspection. At times reasonably acceptable to the Borrower, from time to time, permit the Bank or any agent or representative thereof, to examine and make copies and abstracts from the records and books of account of, and visit the properties of, the Borrower and any of its Significant Subsidiaries, and to discuss the affairs, finances and accounts of the Borrower and any such Significant Subsidiary with any of their respective officers and directors and the Borrowers independent accountants.

     Section 6.08.  Reporting Requirements.  Furnish to the Bank:

     (a) as soon as available and in any event within 100 days after the end of each fiscal year of the Borrower, a consolidated balance sheet of the Borrower and its

     Consolidated Subsidiaries as of the end of such fiscal year and a consolidated income statement and statement of cash flows and statement of changes in stockholders, equity of the Borrower and its Consolidated Subsidiaries for such fiscal year, all in reasonable detail and stating in comparative form the respective consolidated figures for the corresponding date and period in the prior fiscal year and all prepared in accordance with GAAP and as to the consolidated statements accompanied by an opinion thereon acceptable to the Bank by Price Waterhouse or other independent accountants of national standing selected by the Borrower;

     (b) as soon as available and in any event within 55 days after the end of each of the first three quarters of each fiscal year of the Borrower, a consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as of the end of such quarter and a consolidated income statement and statement of cash flows and statement of changes in stockholders equity, of the Borrower and its Consolidated Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, all in reasonable detail and stating in comparative form the respective consolidated figures for the corresponding date and period in the previous fiscal year and all prepared in accordance with GAAP and certified by the chief financial officer of the Borrower (subject to year-end adjustments);

     (c) as soon as possible and in any event within 10 days after the Borrower knows or has reason to know of the occurrence of each Default or Event of Default, a written notice setting forth the details of such Default or Event of Default and the action which is proposed to be taken by the Borrower with respect thereto;

     (d) promptly after the filing or receiving thereof, copies of all reports, including annual reports, and notices which the Borrower or any Subsidiary files with or receives from the PBGC or the U.S. Department of Labor under ERISA; and as soon as possible and in any event within 10 days after the Borrower or any of its Subsidiaries knows or has reason to know that any Reportable Event or Prohibited Transaction has occurred with respect to any Plan or that the PBGC or the Borrower or any such Subsidiary has instituted or will institute proceedings under Title IV of ERISA to terminate any Plan, the Borrower will deliver to the Bank a certificate of the chief financial officer of the Borrower setting forth details as to such Reportable Event or Prohibited Transaction or Plan termination and the action the Borrower proposes to take with respect thereto;

     (e) promptly after the furnishing thereof, copies of any statement or report furnished to any other party pursuant to the terms of any indenture, loan or credit or similar agreement (other than agreements relating to Excluded Bank Debt) and not otherwise required to be furnished to the Bank pursuant to any other clause of this Section 6.08;

     (f) promptly after the sending or filing thereof, copies of all proxy statements, financial statements and reports which the Borrower sends to its stockholders, and copies of all regular, periodic and special reports, and all registration statements which the Borrower files with the Securities and Exchange Commission or any governmental authority which may be substituted therefor, or with any national securities exchange;

     (g) as soon as available after the end of each fiscal quarter or year of the Borrower, as the case may be, the Borrower's Forms FRY-9LP and FRY-9C, accompanied by a certificate of the chief financial officer of the Borrower to the effect that the forms present fairly the financial condition and results of operation of the Borrower (in the case of Form FRY-9LP) or the Borrower and its Subsidiaries (in the case of Form FRY-9C), in accordance with applicable bank regulatory accounting requirements.

     (h) such other information respecting the condition or operations, financial or otherwise, of the Borrower or any of its Subsidiaries as the Bank may from time to time reasonably request, subject to such reasonable confidentiality understanding as may be agreed between the Bank and the Borrower.


                         ARTICLE 7. NEGATIVE COVENANTS.

     So long as the Note shall remain unpaid or the Bank shall have any Commitment under this Agreement, the Borrower shall not:

     Section 7.01. Debt. Permit any of its Subsidiaries to create, incur, assume or suffer to exist any Debt, except:

     (a) Debt described in Schedule II and renewals, extensions and refinancings thereof, provided that the principal amount thereof does not increase;

     (b) Debt of any Subsidiary to the Borrower or another such Subsidiary;

     (c) Debt of any such Subsidiary secured by purchase money Liens permitted by Section 7.02;

     (d) Debt maturing within one year of incurrence;

     (e) Excluded Bank Debt; and

     (f) Funded Debt of its Subsidiaries not in excess of 35% of Consolidated Capitalization.

     Section 7.02. Liens. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any Lien, upon or with respect to any of its properties, now owned or hereafter acquired, except:

     (a) Liens securing the Loans hereunder;

     (b) Liens for taxes or assessments or other government charges or levies if not yet due and payable or if due and payable if they are being contested in good faith by appropriate proceedings and for which appropriate reserves are maintained;

     (c) Liens imposed by law, such as mechanics, materialmen's, landlords, warehousemen's and carriers Liens, and other similar Liens, securing obligations incurred in the ordinary course of business which are not past due for more than 30 days, or which are being contested in good faith by appropriate proceedings and for which appropriate reserves have been established;

     (d) Liens under workmen's compensation, unemployment insurance, social security or similar legislation (other than ERISA);

     (e) Liens, deposits or pledges to secure the performance of bids, tenders, contracts (other than contracts for the payment of money which are excluded from the definition of Excluded Bank Debt), leases (permitted under the terms of this Agreement), public or statutory obligations, surety, stay, appeal, indemnity, performance or other similar bonds, or other similar obligations arising in the ordinary course of business;

     (f) judgment and other similar Liens arising in connection with court proceedings; provided that the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings;

     (g) easements, rights-of-way, restrictions and other similar encumbrances which, in the aggregate, do not materially interfere with the occupation, use and enjoyment by the Borrower or any such Subsidiary of the property or assets encumbered thereby in the normal course of its business or materially impair the value of the property subject thereto;

     (h) Liens securing obligations of such a Subsidiary to the Borrower or another such Subsidiary;

     (i) purchase money Liens on any property hereafter acquired or the assumption of any Lien on property existing at the time of such acquisition, or a Lien incurred in connection with any conditional sale or other title retention agreement or a Capital Lease; provided that:

               (i) any property subject to any of the foregoing is acquired by the Borrower or any such Subsidiary in the ordinary course of its business and the Lien on any such property is created contemporaneously with such acquisition;

               (ii) the obligation secured by any Lien so created, assumed or existing shall not exceed 90% of the lesser of cost or fair market value as of the time of acquisition of the property covered thereby to the Borrower or such Subsidiary acquiring the same;

               (iii) each such Lien shall attach only to the property so acquired and fixed improvements thereon;

               (iv) the obligations secured by such Lien are permitted by the provisions of Section 7.01; and

     (j) Liens securing Excluded Bank Debt.

     Section 7.03. Leases. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any obligation as lessee for the rental or hire of any real or personal property, except: (a) leases existing on the date of this Agreement and any extensions or renewals thereof; (b) leases (other than Capital Leases) which do not in the aggregate require the Borrower and its Subsidiaries on a consolidated basis to make payments (including taxes, insurance, maintenance and similar expense which the Borrower or any Subsidiary is required to pay under the terms of any lease) in any fiscal year of the Borrower in excess of 1/2 of 1 % of Consolidated Total Assets; (c) Capital Leases permitted by Section 7.02.

     Section 7.04. Stock of Subsidiaries Etc. Sell or otherwise dispose of or permit or suffer any Lien to exist with respect to any shares of capital stock of any of its Subsidiaries which is a bank or a savings bank, except in connection with a transaction permitted under Section 7.06, or permit any Subsidiary to issue any additional shares of its capital stock, except directors qualifying shares if, after giving effect to such transaction (or assuming foreclosure upon any such Lien) the Borrower would directly or indirectly control less than 80% of the stock of such Subsidiary.

     Section 7.05. Transactions with Affiliates. Enter into any transaction, including, without limitation, the purchase, sale or exchange of property or the rendering of any service, with any Affiliate or permit any of its Subsidiaries to enter into any transaction including, without limitation, the purchase, sale or exchange of property or the rendering of any service, with any Affiliate, except in the ordinary course of and pursuant to the reasonable requirements of the Borrowers or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than would obtain in a comparable arms length transaction with a Person not an Affiliate.

     Section 7.06. Mergers, Etc. Merge or consolidate with, or sell, assign, lease or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to, any Person, or acquire all or substantially all of the assets or the business of any Person (or enter into any agreement to do any of the foregoing), or permit any of its Subsidiaries to do so, except that:
(a) any such Subsidiary may merge into or transfer assets to the Borrower; (b) any Subsidiary may merge into or consolidate with or transfer assets to any other Subsidiary; (c) the Borrower may so merge or consolidate (in a transaction which does not satisfy subsections (d) or (e) below) provided that (i) the surviving Person assumes all the obligations of the Borrower hereunder, (ii) no Default or Event of Default would result therefrom, and (iii) after giving effect to such merger or consolidation the surviving Person has long term senior unsecured debt rated at least BBB+ by Standard & Poor's Corporation or at least Baa1 by Moody's Investors Service, Inc., or if the surviving Person's debt is not rated, the surviving Person's principal Subsidiary has a long term deposit rating of at least A3 from Moody's Investors Service, Inc. or at least BBB+ from Standard & Poor's Corporation; (d) the Borrower or any Subsidiary may merge or consolidate or may acquire all or a majority of the voting shares or all or a substantial portion of the assets of any Person if (i) before giving effect to any such acquisition, the Form FRY-9C Consolidated Total Assets of the Borrower will constitute no less than 70% of the sum of the Form FRY-9C Consolidated Total Assets of the Borrower and the portion of the Consolidated Total Assets to be acquired from the acquired Person, (ii) immediately after the consummation of the acquisition and after giving effect thereto, no Default or Event of Default would exist, and (iii) the Borrower or any Subsidiary is the surviving entity; and (e) the Borrower or any Subsidiary may merge or consolidate or may acquire all or a majority of the voting shares or all or a substantial portion of the assets of any Person if (i) before giving effect to any such acquisition, the Form FRY-9C Consolidated Total Assets of the Borrower will constitute no less than 50% of the sum of the Form FRY-9C Consolidated Total Assets of the Borrower and the portion of the Consolidated Total Assets to be acquired from the acquired Person and (ii) prior to the acquisition the Borrower provides the Bank with pro forma financial projections which demonstrate to the Bank's reasonable satisfaction that, before giving effect to such acquisition, the Form FRY-9C Consolidated Total Assets of the Borrower will constitute no less than 70% of the sum of the Form FRY-9C Consolidated Total Assets of the Borrower and the portion of the Consolidated Total Assets to be acquired from the acquired Person within 6 months after the consummation of the acquisition, (iii) immediately after the consummation of the acquisition and after giving effect thereto, no Default or Event of Default would exist, and (iv) the Borrower or any Subsidiary is the surviving entity.

     Section 7.07. Sale of Assets. Sell, lease, assign, transfer or otherwise dispose of, or permit any of its Subsidiaries to sell, lease, assign, transfer or otherwise dispose of, any of its now owned or hereafter acquired assets (including, without limitation, shares of stock and indebtedness of its Subsidiaries, receivables and leasehold interests); except: (a) for assets disposed of in the ordinary course of business; (b) the sale or other disposition of assets no longer used or useful in the conduct of its business;
(c) that any such Subsidiary may sell, lease, assign, or otherwise transfer its assets to the Borrower; and (d) assets sold or otherwise disposed of for consideration equal to the fair market value of such assets where the proceeds of such disposition are either (i) received entirely in cash, or (ii) in the case of non-cash proceeds, such non-cash proceeds have a fair market value not in excess of 10% of Consolidated Capitalization.


                         ARTICLE 8. FINANCIAL COVENANTS.

     So long as the Note shall remain unpaid or the Bank shall have any Commitment under this Agreement:

     Section 8.01. Minimum Tangible Net Worth. The Borrower shall maintain at all times a Consolidated Tangible Net Worth of not less than 80% of its Consolidated Tangible Net Worth at September 30, 1993.

     Section 8.02. Leverage Ratio. The Borrower shall maintain Tier I Capital at least equal to 5.5% of Consolidated Total Assets (RAP).

     Section 8.03. Double Leverage. The Borrower shall maintain at all times a ratio of (x) the sum of (a) its Equity Investments in Subsidiaries plus (b) its goodwill to (y) the sum of (a) its Tangible Net Worth and (b) its goodwill; of not greater than 1.25 to 1.00.

     Section 8.04. Capital Requirements. The Borrower will, and will cause each of its banking Subsidiaries to, maintain at all times such amount of capital as may be prescribed by the Board of Governors of the Federal Reserve System (in the case of the

Borrower and any state member banking Subsidiary), the Federal Deposit Insurance Corporation (in the case of any state nonmember banking Subsidiary), or the Comptroller of the Currency (in the case of any national banking Subsidiary), as the case may be, from time to time, whether by regulation, agreement or order. The Borrower shall ensure that each Insured Subsidiary shall be "adequately capitalized" (within the meaning of 12 U.S.C. Section 1831o, as amended, reenacted or redesignated from time to time).


                          ARTICLE 9. EVENTS OF DEFAULT.

     Section 9.01. Events of Default. Any of the following events shall be an "Event of Default":

     (a) the Borrower shall: (i) fail to pay the principal of the Note as and.when due and payable; (ii) fail to pay interest on the Note or any fee or other amount due hereunder as and when due and payable;

     (b) any representation or warranty made or deemed made by the Borrower in this Agreement or in any other Facility Document or which is contained in any certificate, document, opinion, financial or other statement furnished at any time under or in connection with any Facility Document shall prove to have been incorrect in any material respect on or as of the date made or deemed made;

     (c) the Borrower or any Subsidiary shall: (i) fail to perform or observe any term, covenant or agreement contained in Section 2.03 or Articles 7 or 8 (other than Section 7.06); or (ii) enter into a transaction or an agreement to enter into a transaction violative of Section 7.06 and fail to obtain a waiver therefor within the later of 10 days of the public announcement of such agreement or 10 days after having entered into such an agreement); or (iii) fail to perform or observe any term, covenant or agreement on its part to be performed or observed (other than the obligations specifically referred to elsewhere in this Section 9.01) in any Facility Document and such failure shall continue for 30 consecutive days;

     (d) the Borrower or any of its Subsidiaries shall: (i) fail to pay any indebtedness, including but not limited to indebtedness for borrowed money (other than the payment obligations described in (a) above), of the Borrower or such Subsidiary, as the case may be, or any interest or premium thereon, when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise); or (ii) fail to perform or observe any term, covenant or condition on its part to be performed or observed under any agreement or instrument relating to any such indebtedness, when required to be performed or observed, if the effect of such failure to perform or observe is to accelerate, or to permit the acceleration of, after the giving of notice or passage of time, or both, the maturity of such indebtedness, whether or not such failure to perform or observe shall be waived by the holder of such indebtedness; or any such indebtedness shall be declared to be due and payable, or required to be prepaid (other than by a regularly scheduled required prepayment), prior to the stated maturity thereof;

     (e) the Borrower or any of its Subsidiaries: (i) shall generally not, or be unable to, or shall admit in writing its inability to, pay its debts as such debts become due; or (ii) shall make an assignment for the benefit of creditors, petition or apply to any tribunal for the appointment of a custodian, receiver or trustee for it or a substantial part of its assets; or (iii) shall commence any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or (iv) shall have had any such petition or application filed or any such proceeding shall have been commenced, against it, in which an adjudication or appointment is made or order for relief is entered, or which petition, application or proceeding remains undismissed for a period of 30 days or more; or (v) by any act or omission shall indicate its consent to, approval of or acquiescence in any such petition, application or proceeding or order for relief or the appointment of a custodian, receiver or trustee for all or any substantial part of its property; or
     (vi) shall suffer any such custodianship, receivership or trusteeship to continue undischarged for a period of 30 days or more;

     (f) one or more judgments, decrees or orders for the payment of money in the aggregate in excess of 5% of its Consolidated Tangible Net Worth shall be rendered against the Borrower or any of its Subsidiaries and such judgments, decrees or orders shall continue unsatisfied and in effect for a period of 30 consecutive days without being vacated, discharged, satisfied or stayed or bonded pending appeal;

     (g) any of the following events shall occur or exist with respect to the Borrower or any ERISA Affiliate: (i) any Prohibited Transaction involving any Plan; (ii) any Reportable Event shall occur with respect to any Plan;
     (iii) the filing under Section 4041 of ERISA of a notice of intent to terminate any Plan or the termination of any Plan; (iv) any event or circumstance exists which might constitute grounds entitling the PBGC to institute proceedings under Section 4042 of ERISA for the termination of, or for the appointment of a trustee to administer, any Plan, or the institution by the PBGC of any such proceedings; (v) complete or partial withdrawal under Section 4201 or 4204 of ERISA from a Multiemployer Plan or the reorganization, insolvency, or termination of any Multiemployer Plan; and in each case above, such event or condition, together with all other events or conditions, if any, could in the opinion of the Bank subject the Borrower to any tax, penalty, or other liability to a Plan, Multiemployer Plan, the PBGC, or otherwise (or any combination thereof) which in the aggregate exceed or may exceed $10,000,000;

     (h) any bank Subsidiary shall cease accepting deposits or making commercial loans on the instruction of any Federal or state regulatory body with authority to give such instruction;

     (i) any Federal or state bank regulatory authority having jurisdiction to regulate any bank Subsidiary shall notify such bank Subsidiary that such bank Subsidiary's capital stock has become impaired, or any Insured Subsidiary shall cease to be an insured bank under the Federal Deposit Insurance Act;

     (j) any Insured Subsidiary shall be required to enter into a capital maintenance agreement (other than in connection with an acquisition and when the duration of such agreement shall be six months or less from the time of consummation of such acquisition) or shall be required to submit a capital restoration plan of the type referred to in 12 U.S.C. Section 1831o(b)(2)(C), as amended, reenacted or redesignated from time to time (whether or not the time allowed by the appropriate Federal banking agency for the submission of such plan has been established or elapsed);

     (k) the Borrower shall enter into any agreement to guarantee (whether or not voluntarily) the capital of any Insured Subsidiary as part of or in connection with any agreement or arrangement with any Federal banking agency other than in connection with obtaining regulatory approval for the acquisition of such Insured Subsidiary.

     Section 9.02. Remedies. If any Event of Default shall occur and be continuing, the Bank may, by notice to the Borrower, (a) declare the Commitment to be terminated, whereupon the same shall forthwith terminate, and (b) declare the outstanding principal of the Note, all interest thereon and all other amounts payable under this Agreement and the Note to be forthwith due and payable, whereupon the Note, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower; provided, that, in the case of an Event of Default referred to in
Section 9.01(c)(ii) above, such acceleration of the Note may not occur until 30 days have elapsed from the sooner of the consummation of the transaction violative of Section 7.06 or the Bank's refusal to grant a waiver therefor; and, provided, further, that, in the case of an Event of Default referred to in
Section 9.01(e) above, the Commitment shall be immediately terminated, and the Note, all interest thereon and all other amounts payable under this Agreement shall be immediately due and payable without notice, presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Borrower.


                           ARTICLE 10.  MISCELLANEOUS.

     Section 10.01. Amendments and Waivers. No amendment or waiver of any provision of this Agreement nor consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No failure on the part of the Bank to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof or preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

     Section 10.02. Usury. Anything herein to the contrary notwithstanding, the obligations of the Borrower under this Agreement and the Note shall be subject to the limitation that payments of interest shall not be required to the extent that receipt thereof would be contrary to provisions of law applicable to the Bank limiting rates of interest which may be charged or collected by the Bank.

     Section 10.03. Expenses. The Borrower shall reimburse the Bank on demand for all costs, expenses, and charges (including, without limitation, fees and charges of external legal counsel for the Bank and costs allocated by its internal legal department) incurred by the Bank in connection with the performance or enforcement of this Agreement or the Note. The Borrower agrees to indemnify the Bank and its respective directors, officers, employees and agents from, and hold each of them harmless against, any and all losses, liabilities, claims, damages or expenses incurred by any of them arising out of or by reason of any investigation or litigation or other proceedings (including any threatened investigation or litigation or other proceedings) relating to any actual or proposed use of the proceeds of the Loans, including without limitation, the reasonable fees and disbursements of counsel incurred in connection with any such investigation or litigation or other proceedings (but excluding any such losses, liabilities, claims, damages or expenses incurred by reason of the gross negligence or willful misconduct of the Person to be indemnified).

     Section 10.04. Survival. The obligations of the Borrower under Sections 3.01, 3.04 and 10.03 shall survive the repayment of the Loans and the termination of the Commitment.

     Section 10.05. Assignment; Participations. This Agreement shall be binding upon, and shall inure to the benefit of, the Borrower, the Bank and their respective successors and assigns, except that the Borrower may not assign or transfer its rights or obligations hereunder. The Bank may assign, or sell participations in, all or any part of any Loan to another bank or other entity, in which event (a) in the case of an assignment, upon notice thereof by the Bank to the Borrower, the assignee shall have, to the extent of such assignment (unless otherwise provided therein), the same rights, benefits and obligations as it would have if it were the Bank hereunder; and (b) in the case of a participation, the participant shall have no rights under the Facility Documents and all amounts payable by the Borrower under Article 3 shall be determined as if the Bank had not sold such participation. The agreement executed by the Bank in favor of the participant shall not give the participant the right to require the Bank to take or omit to take any action hereunder except action directly relating to (i) the extension of a payment date with respect to any portion of the principal of or interest on any amount outstanding hereunder allocated to such participant, (ii) the reduction of the principal amount outstanding hereunder or (iii) the reduction of the rate of interest payable on such amount or any amount of fees payable hereunder to a rate or amount, as the case may be, below that which the participant is entitled to receive under its agreement with the Bank. The Bank may furnish any information concerning the Borrower in the possession of the Bank from time to time to assignees and participants (including prospective assignees and participants); provided that the Bank shall require any such prospective assignee or such participant (prospective or otherwise) to agree in writing to maintain the confidentiality of such information.

     Section 10.06. Notices. Unless the party to be notified otherwise notifies the other party in writing as provided in this Section, and except as otherwise provided in this Agreement, notices shall be given to the Bank and to the Borrower by ordinary mail or telex addressed to such party at its address on the signature page of this Agreement. Notices shall be effective: (a) if given by mail, 72 hours after deposit in the mails with first class postage prepaid, addressed as aforesaid; and (b) if given by telex, when the telex is transmitted to the telex number as aforesaid; provided that notices to the Bank shall be effective upon receipt.

     Section 10.07. Setoff. The Borrower agrees that, in addition to (and without limitation of) any right of setoff, bankers lien or counterclaim the Bank may otherwise have, the Bank shall be entitled, at its option, to offset balances (general or special, time or demand, provisional or final) held by it for the account of the Borrower at any of the Banks offices, in Dollars or in any other currency, against any amount payable by the Borrower under this Agreement or the Note which is not paid when due (regardless of whether such balances are then due to the Borrower), in which case it shall promptly notify the Borrower thereof; provided that the Banks failure to give such notice shall not affect the validity thereof.

     Section 10.08. Jurisdiction; Immunities. (a) The Borrower and the Bank hereby irrevocably submit to the jurisdiction of any New York State or United States Federal court sitting in New York City over any action or proceeding arising out of or relating to this Agreement or the Note, and the Borrower and the Bank hereby irrevocably agree that all claims in respect of such action or proceeding may be heard and determined in such New York State or Federal court. The Borrower irrevocably consents to the service of any and all process in any such action or proceeding by the mailing of copies of such process to the Borrower at its address specified in Section 10.06. The Borrower agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. The Borrower further waives any objection to venue in such State and any objection to an action or proceeding in such State on the basis of forum non conveniens. The Borrower further agrees that any action or proceeding brought against the Bank shall be brought only in New York State or United States Federal court sitting in New York County. The Borrower waives any right it may have to jury trial.

     (b) Nothing in this Section 10.08 shall affect the right of the Bank to serve legal process in any other manner permitted by law or affect the right of the Bank to bring any action or proceeding against the Borrower or its property in the courts of any other jurisdictions.

     Section 10.09. Table of Contents; Headings. Any table of contents and the headings and captions hereunder are for convenience only and shall not affect the interpretation or construction of this Agreement.

     Section 10.10. Severability. The provisions of this Agreement are intended to be severable. If for any reason any provision of this Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability thereof in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

     Section 10.11. Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any party hereto may execute this Agreement by signing any such counterpart.

     Section 10.12. Integration. The Facility Documents set forth the entire agreement between the parties hereto relating to the transactions contemplated thereby and supersede any prior oral or written statements or agreements with respect to such transactions.

     Section 10.13. Governing Law. This Agreement shall be governed by, and interpreted and construed in accordance with, the law of the State of New York.


     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.


                                   FIRST EMPIRE STATE CORPORATION


                                   By /s/ Gary S. Paul
                                      ---------------------------
                                      Gary S. Paul
                                      Senior Vice President

                                             Address for Notices:
                                             One M & T Plaza
                                             Buffalo, New York 14240
                                             Telex No.:  91-347
                                             Telecopier No.:  716-842-5021


                                   THE CHASE MANHATTAN BANK
                                       (NATIONAL ASSOCIATION)


                                   By /s/ Thomas M. Houston
                                      ---------------------------
                                      Thomas M. Houston
                                      Vice President

                                   Lending Office for Variable Rate
                                   and Eurodollar Loans:
                                   The Chase Manhattan Bank, N.A.
                                   4 Metrotech Center
                                   Brooklyn, New York

                                   Address for Notices:
                                   1 Chase Manhattan Plaza - 5th Floor
                                   New York, New York 10081
                                   Attn:  Domestic Banking Division

                                   Telecopier No.: (212) 552-7879