Form 10-K/A
period 1993-12-31
FIRST EMPIRE STATE CORP
filed 1994-03-21
CIK 36270

                                                      Exhibit 99.1






FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Financial Statements and Additional Information
December 31, 1993 and 1992

FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Financial Statements and Additional Information
Index

- ---------------------------------------------------------------------------

                                                                   Page


Report of independent accountants                                    3

Financial statements:
     Statement of net assets available for plan benefits as of
         December 31, 1993 and 1992                                  4
     Statement of changes in net assets available for plan benefits
         for the years ended December 31, 1993 and 1992              5
     Notes to financial statements                                   6
     Exhibit I - Allocation of net assets available
         for plan benefits to investment programs as of
         December 31, 1993 and 1992                                  11
     Exhibit II - Allocation of changes in net assets
         available for plan benefits to investment programs
         for the years ended December 31, 1993 and 1992              13

     Additional information:
         Schedule I - Schedule of assets held for investment
           at December 31, 1993                                      15

         Schedule II - Schedule of transactions in excess of 5% of
           fair value of plan assets for the year ended
           December 31, 1993                                         21

REPORT OF INDEPENDENT ACCOUNTANTS
- ---------------------------------



To the Participants and Administrative Committee of the First Empire State Corporation
Retirement Savings Plan and Trust


We have audited the accompanying statement of net assets available for plan benefits of the First Empire State Corporation Retirement Savings Plan and Trust (the Plan) as of December 31, 1993 and 1992 and the related statement of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's Administrative Committee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the net assets available for plan benefits of the First Empire State Corporation Retirement Savings Plan and Trust at December 31, 1993 and 1992, and the changes in its net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Plan changed its method of accounting for benefit payments for the year ended December 31, 1993.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedules I and II is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ PRICE WATERHOUSE
- ------------------------------
PRICE WATERHOUSE



Buffalo, New York
March 15, 1994


FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Statement of Net Assets Available for Plan Benefits



                                                              December 31
                                                              -----------
                                                        1993             1992
                                                        ----             ----
ASSETS
Cash                                               $     20,681         24,465

Investments, at current value:
 Short-term investments (cost: $9,369,804 and
   $9,093,204)                                        9,369,804      9,093,204
 Common stock (cost: $20,093,839 and $13,444,485)    29,143,251     21,618,035
U.S. government and agency obligations (cost:
   $2,664,196 and $1,767,317)                         2,790,214      1,873,652
 Corporate bonds (cost: $1,083,088 and $223,356)      1,104,164        226,813
 Loans to participants                                1,515,189      1,182,054
                                                    -----------    -----------
     Total investments                               43,922,622     33,993,758

Receivables:
 Employee contributions                                  98,745         70,128
 Employer contributions                                  64,173         45,983
 Interest and dividends                                  60,805         44,392
                                                    -----------    -----------
     Total receivables                                  223,723        160,503
                                                    -----------    -----------
     Total assets                                    44,167,026     34,178,726

LIABILITIES

Benefits payable                                            -          527,103

Due to broker                                           212,814         26,409
                                                    -----------    -----------
     Total liabilities                                  212,814        553,512
                                                    -----------    -----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS              $43,954,212     33,625,214
                                                    ===========    ===========




The accompanying notes are an integral part of these financial statements.



FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Statement of Changes in Net Assets Available for Plan Benefits



                                                        Year ended December 31
                                                        ----------------------
                                                          1993          1992
                                                          ----          ----
ADDITIONS TO NET ASSETS AVAILABLE FOR PLAN BENEFITS
Net investment income:
  Interest                                          $   563,168       678,321
  Dividends                                             383,469       264,154
  Net realized gain (loss) on sale of investments        71,023       (50,527)
  Net appreciation in current value of investments    1,277,410     4,119,057
                                                    -----------   -----------
       Total net investment income                    2,295,070     5,011,005

Contributions:
  Employee                                            6,445,933     3,728,340
  Employer                                            3,133,797     2,306,946
                                                    -----------   -----------
       Total contributions                            9,579,730     6,035,286
                                                    -----------   -----------
                                                     11,874,800    11,046,291

DEDUCTIONS FROM NET ASSETS AVAILABLE FOR
  PLAN BENEFITS

Benefit payments to participants                     (2,072,905)   (1,318,639)
                                                    -----------   -----------
Net increase in net assets available for
  plan benefits before cumulative effect of
  change in method of accounting for benefit
  payments to participants                            9,801,895     9,727,652

Cumulative effect on prior year of change in
  method of accounting for benefit payments
  to participants (note 2)                              527,103          -
                                                    -----------   -----------
NET INCREASE IN NET ASSETS AVAILABLE FOR PLAN
  BENEFITS                                           10,328,998     9,727,652
                                                    -----------   -----------
Net assets available for plan benefits at
  beginning of year                                  33,625,214    23,897,562
                                                    -----------   -----------
NET ASSETS AVAILABLE FOR PLAN BENEFITS AT
  END OF YEAR                                       $43,954,212    33,625,214
                                                    ===========   ===========


Proforma net increase in net assets available
  for plan benefits assuming the change in method
  of accounting for benefit payments to
  participants is applied retroactively             $ 9,801,895     9,795,510
                                                    ===========   ===========



The accompanying notes are an integral part of these financial statements.


FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Notes to Financial Statements



 1.  DESCRIPTION OF PLAN

     GENERAL

     The following description of the First Empire State Corporation Retirement Savings Plan and Trust ("the Plan") is provided for general information purposes and is qualified in its entirety by reference to the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

     ELIGIBILITY AND PARTICIPATION

     The Plan is a defined contribution plan and was established for the benefit of permanent full-time employees of First Empire State Corporation and its subsidiaries ("the Company"). Persons who are at least 21 years of age and have completed 12 months of continuous serv-ice are eligible to participate in the Plan. Eligible employees may elect to participate effective the first day of any January, April, July or October subsequent to meeting the eligibility criteria.

     ADMINISTRATION

     The Plan is administered by a committee (Administrative Committee) which is appointed by the Board of Directors of Manufacturers and Traders Trust Company ("M&T Bank"), a wholly-owned subsidiary of First Empire State Corporation ("First Empire"). The assets of the Plan are held by M&T Bank, as Trustee. The Wyatt Company, an actuarial and consulting firm, provides recordkeeping services on an individual participant basis to the Plan.

     The Board of Directors of M&T Bank has the right to terminate, amend or modify the Plan at any time subject to the Plan provisions. Upon Plan termination, participants will receive the assets allocated to their accounts.

     CONTRIBUTIONS

     Contributions to the Plan are made by the participants through salary reduction and by the Company through employer matching contributions. The participants may elect to reduce their compensation by a specified whole percentage not to exceed 8%, subject to certain limitations under Section 401(k) and Section 415 of the Internal Revenue Code.
     The Company remits to the Plan on behalf of each participant the amount by which the participant's compensation is reduced. In addi-tion, the Company makes an employer matching contribution in an amount equal to 75% of the participant's contribution limited to 4.5% of the participant's compensation. Compensation is generally defined in the Plan to mean a participant's base salary for the calendar year excluding any form of additional compensation. Generally, total annual contributions may not exceed the lesser of 25% of compensation, as defined in the Internal Revenue Code, or $30,000, adjusted for inflation. An individual participant's pre-tax contribution was lim-ited to $8,994 in 1993 and $8,728 in 1992. Contributions above this limit were treated as post-tax contributions.

FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Notes to Financial Statements



      Participants' accounts, including all salary reduction contributions, employer matching contributions and increments thereon are at all times fully vested and nonforfeitable.

      INVESTMENT PROGRAMS

      Participants may invest their salary reduction contributions in the common stock of First Empire State Corporation (the "First Empire stock fund"), equity securities other than those of First Empire (the "diversified equity fund"), short-term fixed income securities other than those of First Empire (the "money-market fund") or long-term fixed income securities other than those of First Empire (the "bond fund") in increments of 25%. A separate account is maintained for each participant's interest in each fund. There were 2,395 par-ticipants in the First Empire stock fund, 1,583 in the diversified equity fund, 1,310 in the money-market fund and 1,272 in the bond fund at December 31, 1993. A total of 2,695 employees of the Company were active participants in the Plan at December 31, 1993. The allocation of net assets available for Plan benefits to investment programs and allocation of changes in net assets available for Plan benefits to investment programs are set forth in Exhibit I and II, respectively.

      On January 1, April 1, July 1 and October 1 of each year, participants may, in accordance with the rules of the Plan, transfer existing balances among the available investment funds, reduce or increase the percentage of salary reduction elected and/or redirect their current salary reduction contributions into different funds. Contributions may be suspended at any time.

      EMPLOYER MATCHING CONTRIBUTIONS

      Employer matching contributions are invested in the above funds in the same proportion as elected by the participants.

      LOANS TO PARTICIPANTS

      Upon written application to the Administrative Committee, participants may borrow from their account an amount not to exceed the lesser of
      (1) 50% of the participant's vested account balance as of the most recent valuation date or (2) $50,000 reduced by the participant's highest outstanding loan balance in the twelve months prior to the date of loan origination. The minimum loan amount is $1,000. Loans bear interest at one percentage point above prime as designated by M&T Bank and are repaid in equal installments through after-tax payroll deductions for a period of up to five years.

      WITHDRAWALS AND DISTRIBUTIONS

      A participant undergoing financial hardship may make withdrawals from the Plan while employed by the Company, subject to Plan limitations. Upon termination of employment for any reason, participants are entitled to a distribution of the full amount of individual account balances as of the revaluation date immediately following such termination of service.

      Unless the participant elects otherwise, distribution of the full amount of the participant's account balance will be made no later than 60 days after the close of the calendar year in which the last of the following

FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Notes to Financial Statements




      occurs: (a) the participant attains age 65; (b) the tenth anniversary of the year in which participation began; or (c) the participant terminates service with the Company. The participant may elect to defer distribution until no later than April 1 of the calendar year following the year in which age 70-1/2 is attained.

 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF ACCOUNTING

      The accounts of the Plan are maintained on the accrual basis.

      INVESTMENTS

      Investments are reported on a current value basis. Investments of the First Empire stock fund, diversified equity fund, money-market fund and bond fund are traded on national securities exchanges and are valued using the last reported sales price prior to the close of the Plan year. Loans to participants are valued by the Administrative Committee as no active market exists for such loans. The loans, which are fully secured by a portion of the participant's vested benefits, were determined to have a current value which approximates the outstanding principal balance of the loans at both December 31, 1993 and 1992.

      Investment income of the First Empire stock fund, diversified equity fund, money-market fund and bond fund is allocated to participants based on their proportionate share of the respective investment fund's net assets. Interest income on loans to participants is allocated to the participants based on their respective loan agreement.

      BENEFIT PAYMENTS TO PARTICIPANTS

      During 1993, the Plan changed its method of accounting for benefit payments to participants by no longer accruing for benefit payments payable to participants at the end of the period. This change was made to comply with reporting standards established by the American Institute of Certified Public Accountants as set forth in its Audit and Accounting Guide, "Audits of Employee Benefit Plans", revised as of May 1, 1993. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", the financial statements for 1992 are presented as previously reported. The cumulative effect of applying the new method of accounting is to increase the amount reported as net increase in net assets available for plan benefits for the year ended December 31, 1993 by $527,103. The proforma net increase in net assets available for plan benefits as though the change in accounting had been adopted retroactively is shown on the Statement of Changes in Net Assets Available for Plan Benefits and in
      Exhibit II.

      Amounts payable to participants who have elected to make withdrawals from the Plan amounted to $603,796 at December 31, 1993; $210,907 in the First Empire stock fund, $120,436 in the diversified equity fund, $204,527 in the money-market fund, and $67,926 in the bond fund.

      ADMINISTRATIVE EXPENSES

      Expenses related to administration of the Plan are paid by the Company. Brokerage commissions, transfer taxes and similar costs of acquiring or

FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Notes to Financial Statements


      selling securities are paid by the Plan. The Plan paid $15,999 and $17,944 for brokerage commissions in 1993 and 1992, respectively. These amounts have been included in the net realized gain or loss on sale of investments and the net appreciation or depreciation in fair market value of investments for those securities acquired during the year in the Statement of Changes in Net Assets Available for Plan Benefits.

 3.   INCOME TAXES

      The Internal Revenue Service has issued a favorable determination letter regarding the qualified and tax-exempt status of the Plan under Sections 401 and 501 of the Internal Revenue Code. Accordingly, no provision has been made for income taxes.

      Participants are not subject to Federal or state income tax on employer matching contributions and pre-tax participant salary reduction contributions until such contributions are withdrawn or distributed. The earnings and appreciation of the assets of the Plan are not subject to Federal or state income taxation until withdrawn or distributed.

 4.   PLAN AMENDMENTS

      Effective January 1, 1993, the Plan was amended to add special eligibility rules for former Central Trust Company of Rochester, New York and Endicott Trust Company of Endicott, New York employees who became employees of the Company after the Company merged these institutions into M&T Bank simultaneously with their acquisition on July 1, 1992.

 5.   RELATED PARTY TRANSACTIONS

      During 1993, the Plan acquired in the open market, in 36 transactions, 36,408 shares of First Empire common stock at a cost of $5,146,869. The Plan disposed of, in 11 transactions, 2,809 shares of First Empire common stock which resulted in proceeds of $394,984 and realized gains of $14,825. In addition, 165,729 shares of First Empire common stock with a total cost of $14,913,922 and a fair market value of $23,326,357 were held at December 31, 1993.

 6.   EMPLOYER AND EMPLOYEE CONTRIBUTIONS

      The following table represents employer and employee contributions for the year ended December 31, 1993:
                                     Employee         Employer
                                    contributions     contributions
                                    -------------     -------------
      M&T Bank                      $5,798,161         2,820,953
      The East New York Savings Bank       558,760             280,981
      M&T Mortgage Corporation          89,012            31,863
                                    ----------        ----------
                                    $6,445,933         3,133,797
                                    ==========        ==========

      The East New York Savings Bank and M&T Mortgage Corporation are wholly- owned subsidiaries of First Empire and M&T Bank, respectively.

 7.   NET REALIZED GAIN (LOSS) ON SALE OF INVESTMENTS

      Net realized gain (loss) on sale of investments is comprised of the following:




FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST
Notes to Financial Statements


                                                                       Net
                                                                    realized
                                             Total      Basis of      gain
                                           proceeds    assets sold   (loss)
                                           --------    -----------   -------
    For the year ended December 31, 1993:
      First Empire common stock            $  394,984      380,159  $  14,825
      Other common stock                      982,585      944,198     38,387
      U.S. government and agency
        obligations                         1,214,840    1,198,029     16,811
      Corporate bonds                         258,198      257,198      1,000
                                           ----------   ----------  ---------
                                           $2,850,607    2,779,584  $  71,023
                                           ==========   ==========  =========
    For the year ended December 31, 1992:
      First Empire common stock            $  175,603      128,475  $  47,128
      Other common stock                    1,826,495    1,925,031    (98,536)
      U.S. government and agency
        obligations                           554,836      554,299        537
      Corporate bonds                          51,625       51,281        344
                                           ----------   ----------  ---------
                                           $2,608,559    2,659,086  $ (50,527)
                                           ==========   ==========  =========

    In accordance with the requirements of ERISA, the basis of assets sold is equal to either the fair market value at the beginning of the period, for securities held as of that date, or cost, for securities acquired during the year.

8.  NET APPRECIATION IN CURRENT VALUE OF INVESTMENTS

    Net appreciation in current value of investments is comprised of the following:

                                        Current      Basis of
                                       value at    assets held
                                        end of        at end         Net
                                        period       of period  appreciation
                                        ------       ---------   ------------
    For the year ended
     December 31, 1993:
       First Empire common stock      $23,326,357   22,538,195   $  788,162
       Other common stock               5,816,894    5,381,390      435,504
       U.S. government and agency
         obligations                    2,790,214    2,755,523       34,691
       Corporate bonds                  1,104,164    1,085,111       19,053
                                                                 ----------
                                                                 $1,277,410
                                                                 ==========
    For the year ended
     December 31, 1992:
       First Empire common stock      $17,771,485   13,937,863    $3,833,622
       Other common stock               3,846,550    3,567,052       279,498
       U.S. government and agency
         obligations                    1,873,652    1,869,900         3,752
       Corporate bonds                    226,813      224,628         2,185
                                                                  ----------
                                                                  $4,119,057
                                                                  ==========

    In accordance with the requirements of ERISA, the basis of assets held at end of period is equal to either the fair market value at the beginning of the period, for securities held as of that date, or cost, for securities acquired during the year.




                                                                                                             Exhibit I
FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST


Allocation of Net Assets Available for Plan Benefits to Investment Programs
December 31, 1993

- --------------------------------------------------------------------------------------------------------------





                             FIRST EMPIRE   DIVERSIFIED        MONEY-          BOND     PARTICIPANT
                                   STOCK FUND    EQUITY FUND  MARKET FUND      FUND    LOAN ACCOUNT         TOTAL
                                   ----------    -----------  -----------     ------   ------------         -----


ASSETS
Cash                              $       317         -            20,271           93         -      $    20,681

Investments, at current value
  (cost $15,189,628, $6,099,121,
  $8,129,981 and $3,792,197):
 Short-term investments               275,706        919,204    8,129,981       44,913         -        9,369,804
 Common stock                      23,326,357      5,816,894        -              -           -       29,143,251
 U.S. government and agency
  obligations                           -              -            -        2,790,214         -        2,790,214
 Corporate bonds                        -              -            -        1,104,164         -        1,104,164
 Loans to participants                  -              -            -            -        1,515,189     1,515,189
                                  -----------    -----------  -----------  -----------  -----------   -----------
       Total investments           23,602,063      6,736,098    8,129,981    3,939,291    1,515,189    43,922,622

Receivables:
 Employee contributions                50,566         22,805       13,607       11,767         -           98,745
 Employer contributions                32,414         14,913        9,029        7,817         -           64,173
 Interest and dividends                 -              8,386         -          52,419         -           60,805
                                  -----------   ------------  -----------  -----------  -----------   -----------
       Total receivables               82,980         46,104       22,636       72,003         -          223,723
                                  -----------   ------------  -----------  -----------  -----------   -----------

       Total assets                23,685,360      6,782,202    8,172,888    4,011,387    1,515,189    44,167,026


LIABILITIES

Due to broker                         212,814          -            -            -            -           212,814
                                  -----------   ------------  ----------- ------------ ------------  ------------
NET ASSETS AVAILABLE FOR
 PLAN BENEFITS                   $ 23,472,546      6,782,202    8,172,888    4,011,387    1,515,189   $43,954,212
                                 ============      =========    =========    =========    =========   ===========






                                                                                                Exhibit I
                                                                                                (continued)
FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST


Allocation of Net Assets Available for Plan Benefits to Investment Programs
December 31, 1992


- --------------------------------------------------------------------------------------------------------------



                             FIRST EMPIRE   DIVERSIFIED        MONEY-          BOND     PARTICIPANT
                                   STOCK FUND    EQUITY FUND  MARKET FUND      FUND    LOAN ACCOUNT         TOTAL
                                   ----------    -----------  -----------     ------   ------------         -----


ASSETS
Cash                              $     -              1,748       22,597          120        -        $   24,465

Investments, at current value
  (cost $10,008,572, $3,794,307,
  $8,731,759 and $1,993,724):
 Short-term investments                 2,914        355,480    8,731,759        3,051        -         9,093,204
 Common stock                      17,771,485      3,846,550        -            -            -        21,618,035
 U.S. government and agency
  obligations                           -              -            -        1,873,652        -         1,873,652
 Corporate bonds                        -              -            -          226,813        -           226,813
 Loans to participants                  -              -            -            -        1,182,054     1,182,054
                                 ------------   ------------  -----------  -----------  -----------    ----------
       Total investments           17,774,399      4,202,030    8,731,759    2,103,516    1,182,054    33,993,758

 Receivables:
  Employee contributions               37,175         11,143       13,833        7,977        -            70,128
  Employer contributions               23,919          7,380        9,289        5,395        -            45,983
  Interest and dividends                -              7,222        -           37,170        -            44,392
                                 ------------   ------------  -----------  -----------  -----------    ----------
       Total receivables               61,094         25,745       23,122       50,542        -           160,503
                                 ------------   ------------  -----------  -----------  -----------    ----------

       Total assets                17,835,493      4,229,523    8,777,478    2,154,178    1,182,054    34,178,726


LIABILITIES

Benefits payable                      109,764         49,345      303,465       64,529        -           527,103

Due to broker                           -             26,409        -               -         -            26,409
                                 ------------   ------------  -----------  -----------  -----------    ----------
       Total liabilities              109,764         75,754      303,465       64,529        -           553,512
                                 ------------   ------------  -----------  -----------  -----------    ----------

NET ASSETS AVAILABLE FOR PLAN
 BENEFITS                         $17,725,729      4,153,769    8,474,013    2,089,649    1,182,054   $33,625,214
                                  ===========   ============  ===========  ===========  ===========   ===========


                                                                                    Exhibit II

FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Allocation of Changes in Net Assets Available for Plan Benefits to Investment Programs
December 31, 1993
- --------------------------------------------------------------------------------------------------------------


                                 FIRST EMPIRE      DIVERSIFIED      MONEY-        BOND         PARTICIPANT
                                 STOCK FUND      EQUITY FUND    MARKET FUND   FUND         LOAN ACCOUNT      TOTAL
                                 ----------      -----------    -----------   ----        ------------      -----

ADDITIONS TO NET ASSETS AVAILABLE
 FOR PLAN BENEFITS

Net investment income:
 Interest                          $    4,043         25,772      235,561      197,244      100,548   $   563,168
 Dividends                            291,614         91,855        -            -            -           383,469
 Net realized gain on sale
  of investments                       14,825         38,387        -           17,811        -            71,023
 Net appreciation in current
  value of investments                788,162        435,504        -           53,744        -         1,277,410
                                   ----------      ---------   ----------  -----------  -----------   -----------
    Total net investment income     1,098,644        591,518      235,561      268,799      100,548     2,295,070

Contributions:
 Employee                           3,125,379      1,343,886    1,071,032      905,636        -         6,445,933
 Employer                           1,670,919        555,572      537,205      370,101        -         3,133,797
                                   ----------      ---------   ----------  -----------  -----------   -----------
    Total contributions             4,796,298      1,899,458    1,608,237    1,275,737        -         9,579,730
                                   ----------      ---------   ----------  -----------  -----------   -----------
                                    5,894,942      2,490,976    1,843,798    1,544,536      100,548    11,874,800
DEDUCTIONS FROM NET ASSETS
 AVAILABLE FOR PLAN BENEFITS

Benefit payments to participants     (916,554)      (203,030)    (691,947)    (261,374)       -        (2,072,905)

INTERFUND TRANSFERS

Loans, net of repayments              140,738        (92,389)    (291,299)     (90,185)     333,135         -
Reallocation of investments -
 additions (deductions)               517,927        383,531   (1,465,142)     664,232     (100,548)        -
                                   ----------      ---------   ----------  -----------  -----------   -----------
                                      658,665        291,142   (1,756,441)     574,047      232,587         -
                                   ----------      ---------   ----------  -----------  -----------   -----------
Net increase (decrease) in net
 assets available for plan benefits
 before cumulative effect of change
 in method of accounting for bene-
 fit payments to participants       5,637,053      2,579,088     (604,590)   1,857,209      333,135     9,801,895

Cumulative effect on prior year of
 change in method of accounting
 for benefit payments to
 participants (note 2)                109,764         49,345      303,465       64,529        -           527,103
                                   ----------      ---------   ----------  -----------  -----------   -----------
NET INCREASE (DECREASE) IN NET
 ASSETS AVAILABLE FOR PLAN
 BENEFITS                          $5,746,817      2,628,433     (301,125)   1,921,738      333,135   $10,328,998
                                   ==========     ==========   ==========   ==========   ==========   ===========


The proforma net increase (decrease) in net assets available for plan benefits assuming the change in method of accounting for benefit payments to participants is applied retroactively is equal to the net increase
(decrease) in net assets available for plan benefits before cumulative effect of change in method of accounting for benefit payments to participants.







                                                                                    Exhibit II
                                                                                    (continued)

FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST
Allocation of Changes in Net Assets Available for Plan Benefits to Investment Programs
December 31, 1992
- --------------------------------------------------------------------------------------------------------------

                                 FIRST EMPIRE      DIVERSIFIED      MONEY-         BOND         PARTICIPANT
                                 STOCK FUND      EQUITY FUND    MARKET FUND    FUND         LOAN ACCOUNT      TOTAL
                                 ----------      -----------    -----------    ----       ------------      -----

ADDITIONS TO NET ASSETS AVAILABLE
 FOR PLAN BENEFITS

Net investment income:
 Interest                          $    4,049         11,234      299,415      144,102      219,521   $   678,321
 Dividends                            191,835         72,319        -            -            -           264,154
 Net realized gain (loss) on
  sale of investments                  47,128        (98,536)       -              881        -           (50,527)
 Net appreciation in current
  value of investments              3,833,623        279,497        -            5,937        -         4,119,057
                                   ----------      ---------   ----------  -----------  -----------   -----------
    Total net investment income     4,076,635        264,514      299,415      150,920      219,521     5,011,005

Contributions:
 Employee                           1,794,305        641,061      954,329      338,645        -         3,728,340
 Employer                           1,057,254        402,165      627,374      220,153        -         2,306,946
                                   ----------      ---------   ----------  -----------  -----------   -----------
    Total contributions             2,851,559      1,043,226    1,581,703      558,798        -         6,035,286
                                   ----------      ---------   ----------  -----------  -----------   -----------

                                    6,928,194      1,307,740    1,881,118      709,718      219,521    11,046,291
DEDUCTIONS FROM NET ASSETS
 AVAILABLE FOR PLAN BENEFITS

Benefit payments to participants     (464,818)      (107,167)    (571,018)    (175,636)       -        (1,318,639)

INTERFUND TRANSFERS

Loans, net of repayments             (201,499)       (35,486)    (193,295)     (27,996)     458,276         -
Reallocation of investments -
 additions (deductions)             1,261,412        123,628   (1,240,570)     (62,784)     (81,686)        -

                                   ----------      ---------   ----------  -----------  -----------   -----------
                                    1,059,913         88,142   (1,433,865)     (90,780)     376,590         -
                                   ----------      ---------   ----------  -----------  -----------   -----------
NET INCREASE  (DECREASE) IN NET
 ASSETS AVAILABLE FOR PLAN
 benefits                          $7,523,289      1,288,715     (123,765)     443,302      596,111   $ 9,727,652
                                   ==========     ==========   ==========  ===========  ===========   ===========


Proforma net increase (decrease)
 in net assets available for plan
 benefits assuming the change in
 method of accounting for benefit
 payments to participants is
 applied retroactively             $7,520,803      1,289,593      (59,394)     448,394      596,111   $ 9,795,510
                                   ==========     ==========   ==========  ===========  ===========   ===========



                                                                                                     Schedule I
FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Schedule of Assets Held for Investment
December 31, 1993
- --------------------------------------------------------------------------------------------------------------


                                           Number of
                                           shares or
                                           principal                     Total        Current value
Name and title of issue                    amount           Unit cost    cost      Per Unit     Total
- -----------------------                    -------          ---------    -----     -------      -----

SHORT-TERM INVESTMENTS

Vision Fiduciary Funds, Inc. Money
Market Fund                                    9,369,804   $100.000    $9,369,804 $100.000        $9,369,804
                                                                       ----------                 ----------
                Total short-term investments                           $9,369,804                 $9,369,804
                                                                       ----------                 ----------

COMMON STOCK

Consumer products and services:
             Albertson's Inc.                      1,000    $21.488   $    21,488  $26.750           $26,750
             Alltrista Corporation                   625     17.909        11,193   17.000            10,625
             Ball Corporation                      3,700     30.528       112,953   30.250           111,925
             CPC International Inc.                3,500     43.042       150,647   47.625           166,688
             Colgate Palmolive Company             1,000     52.195        52,195   62.375            62,375
             Dun & Bradstreet Companies, Inc.      1,300     54.081        70,305   61.625            80,113
             First Brands Corporation              3,500     31.904       111,664   34.500           120,750
             Kmart Corporation                     3,200     22.896        73,268   21.500            68,800
             McGraw Hill Inc.                      1,000     67.370        67,370   67.625            67,625
             Paramount Communications, Inc.        2,000     51.475       102,950   77.750           155,500
             PepsiCo, Inc.                         1,000     26.665        26,665   40.875            40,875
             Stride Rite Corp.                     3,000     25.970        77,909   16.375            49,125
             Toys-R-Us, Inc.                       1,300     34.320        44,616   40.875            53,138
             Walt Disney Co.                       1,600     43.495        69,592   42.625            68,200
                                                                       ----------               ------------

                Total consumer products and services                      992,815                  1,082,489
                                                                       ----------               ------------





                                                                                                                         Schedule I
                                                                                                                        (continued)
FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Schedule of Assets Held for Investment
December 31, 1993
- --------------------------------------------------------------------------------------------------------------


                                          Number of
                                          shares or
                                          principal                 Total            Current value
Name and title of issue                   amount       Unit cost    cost          Per Unit     Total
- -----------------------                   -------      ---------    -----         -------       -----




COMMON STOCK (CONTINUED)

Energy:
   Burlington Resources Inc.                  1,300      $52.399       $68,119       $42.375      $55,087
   Exxon Corporation                          1,200       53.173        63,807        63.125       75,750
   Nabors Industries, Inc.                   12,000        9.537       114,440         8.125       97,500
   Schlumberger Limited                       1,000       57.680        57,680        59.125       59,125
   Ultramar Corp.                             7,000       18.421       128,948        25.375      177,625
   Unocal Corp.                               6,700       26.481       177,424        27.875      186,762
                                                                    ----------               ------------

     Total energy                                                      610,418                    651,849
                                                                    ----------               ------------
Financial:
   American International Group Inc.          1,100       56.872        62,559        87.750       96,525
   Federal National Mortgage Association      1,000       58.348        58,348        78.500       78,500
   First Empire State Corporation*          165,729       89.990    14,913,922       140.750   23,326,357
   General Reinsurance Corp.                    600       85.778        51,467       107.000       64,200
   Morgan, JP & Company, Inc.                 1,200       54.675        65,610        69.375       83,250
                                                                    ----------               ------------

     Total financial                                                15,151,906                 23,648,832
                                                                    ----------               ------------
Health care:
   Bristol-Myers Squibb Co.                   1,000       77.363        77,363        58.250       58,250
   Johnson & Johnson Co.                      1,200       48.798        58,558        44.875       53,850
   Merck & Co., Inc.                          1,500       51.539        77,309        34.375       51,563
   Mylan Laboratories, Inc.                   2,500       18.996        47,491        25.375       63,438
                                                                    ----------               ------------

     Total health care                                                 260,721                    227,101
                                                                    ----------               ------------



*  See note 5 to the financial statements




                                                                                                         Schedule I
                                                                                                         (continued)
FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Schedule of Assets Held for Investment
December 31, 1993
- --------------------------------------------------------------------------------------------------------------



                                           Number of
                                           shares or
                                           principal                     Total        Current value
Name and title of issue                    amount           Unit cost    cost      Per Unit     Total
- -----------------------                    -------          ---------    -----     -------      -----


COMMON STOCK (CONTINUED)

Industrials:
             Aluminum Company of America        1,000       $70.370       $70,370  $69.375           $69,375
             Avnet Inc.                         3,300        31.446       103,771   39.000           128,700
             Commercial Metals Co.              6,666        19.518       130,108   28.125           187,481
             Cooper Industries Inc.             2,000        52.682       105,363   49.250            98,500
             Corning Inc.                       2,800        36.570       102,396   28.000            78,400
             Dresser Industries Inc.            4,000        23.120        92,480   20.750            83,000
             Emerson Electric Company           1,400        47.976        67,167   60.250            84,350
             Kirby Corp.                        7,500        17.621       132,158   21.375           160,312
             Santa Fe Pacific Corp.            11,000        17.535       192,885   22.250           244,750
             Zero Corp.                         9,500        14.234       135,224   16.125           153,187
                                                                       ----------               ------------

                Total industrials                                       1,131,922                  1,288,055
                                                                       ----------               ------------
Materials:
             Champion International Corp.       3,200        30.074        96,236   33.375           106,800
             Dupont (E.I.) DeNemours & Company  3,100        48.968       151,802   48.250           149,575
             Hercules, Inc.                     1,600        75.443       120,709  113.500           181,600
             International Paper Co.            1,000        68.245        68,245   67.750            67,750
             Material Sciences Corp.           10,000        16.907       169,069   22.875           228,750
             Newmont Mining Company             3,200        49.731       159,138   57.625           184,400
             Pall Corp.                         4,000        20.430        81,718   18.375            73,500
             Worthington Industries Inc.        6,000        16.833       101,000    20.500          123,000
                                                                       ----------               ------------

                Total materials                                           947,917                  1,115,375
                                                                       ----------               ------------



                                                                                                                        Schedule I
                                                                                                                        (continued)
FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Schedule of Assets Held for Investment
December 31, 1993
- --------------------------------------------------------------------------------------------------------------



                                           Number of
                                           shares or
                                           principal                     Total        Current value
Name and title of issue                    amount           Unit cost    cost      Per Unit     Total
- -----------------------                    -------          ---------    -----     -------      -----


COMMON STOCK (CONTINUED)

Technology:
             AMP Inc.                         1,800         $62.322      $112,180  $63.125          $113,625
             Continuum Company Inc.           6,600          19.662       129,767   19.250           127,050
             Hewlett-Packard Co.              1,600          62.740       100,384   79.000           126,400
             Motorola, Inc.                   1,300          39.021        50,727   92.250           119,925
             Texas Instruments, Inc.          1,700          58.046        98,679   63.500           107,950
                                                                      -----------               ------------

                Total technology                                          491,737                    594,950
                                                                      -----------               ------------
Transportation:
             Greyhound Lines, Incorporated   13,000          13.028       169,358   11.500           149,500
             UAL Corp.                          600         157.952        94,771  146.000            87,600
                                                                      -----------               ------------

                Total transportation                                      264,129                    237,100
                                                                      -----------               ------------

Utilities:
             American Telephone & Telegraph Co. 2,300        40.265        92,610   52.500           120,750
             MCI Communications Corp            3,000        15.843        47,530   28.250            84,750
             SCE Corp.                          4,600        22.203       102,134   20.000            92,000
                                                                      -----------               ------------
               Total utilities                                            242,274                    297,500
                                                                      -----------               ------------

                    Total common stock                                $20,093,839               $ 29,143,251
                                                                      -----------               ------------



                                                                                                                        Schedule I
                                                                                                                        (continued)
FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Schedule of Assets Held for Investment
December 31, 1993
- --------------------------------------------------------------------------------------------------------------



                                                            Number of
                                                            shares or
                                                            principal                          Total     Current value
Name and title of issue                                     amount          Unit cost          cost        Per Unit   Total
- -----------------------                                     -------         ---------          -----      -------     -----


U.S. GOVERNMENT AND AGENCY OBLIGATIONS

             U.S. Treasury note, 7.000%, due 04/15/94            $   100,000  $    95.602  $    95,602  $   101.031  $101,031
             U.S. Treasury note, 4.000%, due 09/30/94                 75,000      100.000       75,000      100.312    75,234
             U.S. Treasury note, 7.750%, due 02/15/95                 50,000      101.390       50,695      104.280    52,140
             U.S. Treasury note, 8.500%, due 05/15/95                 75,000      100.016       75,012      106.000    79,500
             U.S. Treasury note, 8.875%, due 02/15/96                100,000      101.094      101,094      109.156   109,156
             U.S. Treasury note, 7.000%, due 09/30/96                 50,000       99.710       49,855      106.594    53,297
             U.S. Treasury note, 8.125%, due 02/15/98                125,000       98.485      123,106      111.500   139,375
             Federal National Mortgage Association,
               5.300%, due 07/25/98                                  191,490      100.203      191,879       99.594   190,712
             U.S. Treasury note, 7.000%, due 04/15/99                 50,000       99.402       49,701      107.844    53,922
             Federal Home Loan Mortgage Corp.,
               6.000%, due 05/15/99                                  202,046      101.297      204,666      100.332   202,717
             U.S. Treasury note, 8.000%, due 08/15/99                100,000       96.643       96,643      112.937   112,937
             U.S. Treasury note, 6.375%, due 01/15/2000              150,000       99.805      149,708      105.062   157,593
             U.S. Treasury note, 8.750%, due 08/15/2000              100,000      101.453      101,453      118.000   118,000
             U.S. Treasury note, 8.500%, due 11/15/2000               25,000       99.868       24,967      116.844    29,211
             U.S. Treasury note, 8.000%, due 05/15/2001              125,000       99.434      124,293      114.344   142,930
             U.S. Treasury note, 7.500%, due 11/15/2001              100,000      101.413      101,413      111.562   111,562
             U.S. Treasury note, 7.500%, due 05/15/2002              150,000       99.792      149,688      111.844   167,766
             U.S. Treasury note, 6.375%, due 08/15/2002              175,000       98.829      172,951      104.250   182,437
             U.S. Treasury note, 5.750%, due 08/15/2003              515,000      102.591      528,345       99.625   513,069
             Federal National Mortgage Association,
               5.500%, due 01/25/2013                                200,000       99.063      198,125       98.813   197,625
                                                                                  -----------                         ------------

                Total U.S. government and agency
                  obligations                                                    $ 2,664,196                          $ 2,790,214
                                                                                 -----------                          ------------



                                                                                              Schedule I
                                                                                               (continued)
FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Schedule of Assets Held for Investment
December 31, 1993
- --------------------------------------------------------------------------------------------------------------

                                                         Number of
                                                         shares or
                                                        principal                    Total           Current value
Name and title of issue                                   amount      Unit cost      cost       Per Unit       Total
- -----------------------                                   -------     ---------      -----       -------       -----
CORPORATE BONDS

             General Tel. Co. Calif., 1st mtg.,
               4.500%, due 03/01/95                     $  100,000   $  100.125   $  100,125   $  100.375   $  100,375
             Chevron Capital USA Inc. note, 7.875%,
               due 03/01/97                                 50,000      103.074       51,537       100.626      50,313
             Shearson Lehman Bros., zero coupon note,
               due 05/16/97                                300,000       82.385      247,155       82.250      246,750
             Discover Card, 6.250%, due 08/15/98           100,000       99.681       99,681      103.320      103,320
             Allied Corp., zero coupon note, due
              09/15/98                                     100,000       65.935       65,935       75.625       75,625
             PepsiCo, Inc. note, 7.625%, due 11/01/98       50,000       99.758       49,879      109.500       54,750
             Westinghouse Credit Corp. note, 8.875%,
               due 06/14/2014                              150,000      112.517      168,776      115.854      173,781
             Prudential Home Mtg., 2nd mtg., 7.000%,
               due 08/25/2023                              300,000      100.000      300,000       99.750      299,250
                                                                                 -----------              ------------

                Total corporate bonds                                            $ 1,083,088               $ 1,104,164
                                                                                 -----------              ------------

LOANS TO PARTICIPANTS
             7%-12%, fully secured by vested benefits,
               due 1994 though 1998                     $1,515,189         -     $ 1,515,189        -      $ 1,515,189
                                                                                 -----------              ------------

                       Total investments                                         $34,726,116               $43,922,622
                                                                                 ===========               ===========





                                                                                              Schedule II

FIRST EMPIRE STATE CORPORATION
RETIREMENT SAVINGS PLAN AND TRUST

Schedule of Transactions in Excess of 5% of Fair Value of Plan Assets
For the Year Ended December 31, 1993
- --------------------------------------------------------------------------------------------------------------

                                                 Purchases                              Sales/distributions
                                          ------------------------       -------------------------------------------------
                                           Number of                   Number of                              Gain
Description of asset                     transactions      Cost      transactions   Proceeds       Basis     (loss)
- --------------------                     ------------      ----      ------------   --------       -----      -----
Short-term investments:
       Vision Fiduciary Funds, Inc.
       Money Market Fund                    385        $12,777,536       209      $12,500,936   12,500,936      -

Common stock:
       First Empire State Corporation        36          5,146,869        11          394,984      380,159   14,825



