Form 10-Q
period 1994-03-31
FIRST EMPIRE STATE CORP
filed 1994-05-13
CIK 36270

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q




        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994

                                    or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 1-9861


                      FIRST EMPIRE STATE CORPORATION
          (Exact name of registrant as specified in its charter)



         New York                             16-0968385
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


One M & T Plaza, Buffalo, New York             14240
(Address of principal executive offices)     (Zip Code)


                              (716) 842-5445
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x     No
                                       ---        ---

Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on May 2, 1994: 6,835,347 shares.

                      FIRST EMPIRE STATE CORPORATION
                      ------------------------------

                                 FORM 10-Q
                                 ---------

               For the Quarterly Period Ended March 31, 1994
              ----------------------------------------------

Table of Contents of Information Required in Report    Page
- - ---------------------------------------------------    ----

Part I.  Financial Information

 Item 1.  Financial Statements

          Consolidated Balance Sheet -
          March 31,1994 and December 31, 1993             3

          Consolidated Statement of Income -
          Three months ended March 31, 1994 and 1993      4

          Consolidated Statement of Cash Flows -
          Three months ended March 31, 1994 and 1993      5

          Consolidated Statement of Changes in
          Stockholders' Equity - Three months ended
          March 31, 1994 and 1993                         6

          Consolidated Summary of Changes in Allowance for
          Possible Credit Losses - Three months ended
          March 31, 1994 and 1993                         6

          Notes to Financial Statements                 7-8

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations          9-16

Part II.  Other Information                           17-18

Signatures                                               19

Exhibit Index                                            20

Exhibit No. 11                                           21



                                                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET                                                      March 31,       December 31,
dollars in thousands, except per share                                            1994               1993
                                                                              (unaudited)
- - --------------------------------------------------------------------------------------------------------------
Assets               Cash and due from banks                                     $284,644             195,792
                      Money-market assets
                       Interest-bearing deposits at banks                             145              55,044
                       Federal funds sold and
                        agreements to resell securities                           618,296             329,429
                      Trading account                                              11,220               9,815
- - -------------------------------------------------------------------------------------------------------------
                       Total money-market assets                                  629,661             394,288
- - -------------------------------------------------------------------------------------------------------------
                     Investment securities
                      Available for sale (cost: $1,902,353 at March 31, 1994;
                       $2,158,262 at December 31, 1993)                         1,889,887           2,174,067
                      Held to maturity (market value: $226,339
                       at March 31, 1994; $223,617 at December 31, 1993)          229,379             223,331
                      Other (market value: $33,891 at March 31, 1994;
                       $31,754 at December 31, 1993)                               33,891              31,754
- - -------------------------------------------------------------------------------------------------------------
                       Total investment securities                              2,153,157           2,429,152
- - -------------------------------------------------------------------------------------------------------------
                     Loans and leases                                           7,421,457           7,439,059
                      Unearned discount                                         (181,588)           (177,960)
                      Allowance for possible credit losses                      (213,041)           (195,878)
- - -------------------------------------------------------------------------------------------------------------
                       Loans and leases, net                                    7,026,828           7,065,221
- - -------------------------------------------------------------------------------------------------------------
                     Premises and equipment                                       133,588             134,874
                     Accrued interest and other assets                            183,744             145,631
- - -------------------------------------------------------------------------------------------------------------
                       Total assets                                           $10,411,622          10,364,958
- - -------------------------------------------------------------------------------------------------------------

Liabilities          Noninterest-bearing deposits                                $989,630           1,052,258
                     NOW accounts                                                 758,714             764,690
                     Savings deposits                                           3,419,007           3,364,983
                     Time deposits                                              2,054,708           1,982,272
                     Deposits at foreign office                                   107,025             189,058
- - -------------------------------------------------------------------------------------------------------------
                       Total deposits                                           7,329,084           7,353,261
- - -------------------------------------------------------------------------------------------------------------
                     Federal funds purchased and agreements
                       to repurchase securities                                 1,306,951           1,381,335
                     Other short-term borrowings                                  852,804             720,332
                     Accrued interest and other liabilities                       122,243             110,446
                     Long-term borrowings                                          75,000              75,000
                     Obligations under capital leases                                 565                 590
- - -------------------------------------------------------------------------------------------------------------
                       Total liabilities                                        9,686,647           9,640,964
- - -------------------------------------------------------------------------------------------------------------
Stockholders' equity Preferred stock, $1 par, 1,000,000 shares authorized,
                      40,000 shares issued, stated at aggregate
                      liquidation value                                            40,000              40,000
                     Common stock, $5 par, 15,000,000 shares
                      authorized, 8,097,472 shares issued                          40,487              40,487
                     Surplus                                                       97,810              97,787
                     Undivided profits                                            618,619             595,322
                     Unrealized investment gains (losses), net                    (6,943)               9,148
                     Treasury stock - common, at cost - 1,260,862 shares
                      at March 31, 1994; 1,218,347 at December 31, 1993          (64,998)            (58,750)
- - -------------------------------------------------------------------------------------------------------------
                       Total stockholders' equity                                 724,975             723,994
- - -------------------------------------------------------------------------------------------------------------
                       Total liabilities and stockholders' equity             $10,411,622          10,364,958
- - -------------------------------------------------------------------------------------------------------------



                                              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF INCOME (unaudited)
amounts in thousands, except per share
                                                                                 Three months ended March 31
                                                                                     1994           1993
- - -------------------------------------------------------------------------------------------------------------
Interest income      Loans and leases, including fees                            $148,483             152,843
                     Money-market assets
                      Deposits at banks                                               154               1,510
                      Federal funds sold and agreements to resell securities        1,443               6,006
                      Trading account                                                 132                 269
                     Investment securities
                      Fully taxable                                                26,242              22,385
                      Exempt from federal taxes                                       716                 683
- - -------------------------------------------------------------------------------------------------------------
                       Total interest income                                      177,170             183,696
- - -------------------------------------------------------------------------------------------------------------
Interest expense     NOW accounts                                                   2,846               3,651
                     Savings deposits                                              20,689              24,218
                     Time deposits                                                 18,747              28,399
                     Deposits at foreign office                                       928                 838
                     Short-term borrowings                                         14,501               9,390
                     Long-term borrowings and capital leases                        1,538               1,540
- - -------------------------------------------------------------------------------------------------------------
                       Total interest expense                                      59,249              68,036
- - -------------------------------------------------------------------------------------------------------------
                     Net interest income                                          117,921             115,660
                     Provision for possible credit losses                          19,862              18,315
- - -------------------------------------------------------------------------------------------------------------
                     Net interest income after provision
                      for possible credit losses                                   98,059              97,345
- - -------------------------------------------------------------------------------------------------------------
Other income         Trust income                                                   5,435               5,668
                     Service charges on deposit accounts                            8,893               7,321
                     Merchant discount and other credit card fees                   1,896               1,984
                     Trading account profits                                        (208)                 754
                     Gain on sales of bank investment securities                       -                  823
                     Other revenues from operations                                12,433              10,317
- - -------------------------------------------------------------------------------------------------------------
                       Total other income                                          28,449              26,867
- - -------------------------------------------------------------------------------------------------------------
Other expense        Salaries and employee benefits                                39,831              39,915
                     Equipment and net occupancy                                   12,812              11,839
                     Printing, postage and supplies                                 3,187               3,612
                     Deposit insurance                                              4,144               4,539
                     Other costs of operations                                     19,241              23,534
- - -------------------------------------------------------------------------------------------------------------
                       Total other expense                                         79,215              83,439
- - -------------------------------------------------------------------------------------------------------------
                     Income before income taxes                                    47,293              40,773
                     Applicable income taxes                                       19,665              16,451
                     Net income                                                   $27,628              24,322
- - -------------------------------------------------------------------------------------------------------------

                     Net income per common share
                      Primary                                                       $3.77                3.31
                      Fully diluted                                                  3.64                3.21

                     Cash dividends per common share                                 0.50                0.40

                     Average common shares outstanding
                      Primary                                                       7,083               7,069
                      Fully diluted                                                 7,590               7,586



FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited) dollars in thousands

                                                                                 Three months ended March 31
                                                                                   1994               1993
- - ----------------------------------------------------------------------------------------------------------------
Cash flows from      Net income                                                   $27,628              24,322
operating activities Adjustments to reconcile net income to net cash provided by operating activities
                       Provision for possible credit losses                        19,862              18,315
                       Depreciation and amortization of premises
                         and equipment                                              4,291               4,119
                       Provision for deferred income taxes                       (10,465)             (7,171)
                       Asset write-downs                                            1,269               4,010
                       Net gain on sales of assets                                (2,097)               (823)
                       Net change in accrued interest receivable, payable           2,056               2,721
                       Net change in other accrued income and expense               6,470              22,403
                       Net change in loans held for sale                          118,785              61,452
                       Net change in trading account assets                       (1,405)              30,927
- - -------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                  166,394             160,275
- - -------------------------------------------------------------------------------------------------------------

Cash flows from      Proceeds from maturities of investment securities            256,736             182,402
investing activities Purchases of investment securities                          (16,375)           (190,626)
                     Net (increase) decrease in interest-bearing
                      deposits at banks                                            54,899            (55,000)
                     Net (increase) decrease in loans and leases                (102,748)              27,021
                     Capital expenditures, net                                    (3,005)             (4,354)
                     Other, net                                                     (432)               1,336
- - -------------------------------------------------------------------------------------------------------------
                     Net cash provided (used) by investing activities             189,075            (39,221)
- - -------------------------------------------------------------------------------------------------------------
Cash flows from      Net decrease in deposits                                    (24,092)           (288,836)
financing activities Net increase in short-term borrowings                         58,088           1,082,019
                     Payments on long-term borrowings                                (25)                (23)
                     Purchases of treasury stock                                  (6,347)                  -
                     Dividends paid - common                                      (3,431)             (2,740)
                     Dividends paid - preferred                                     (900)               (900)
                     Other, net                                                   (1,043)               3,533
- - -------------------------------------------------------------------------------------------------------------
                       Net cash provided by financing activities                   22,250             793,053
- - -------------------------------------------------------------------------------------------------------------
                     Net increase in cash and cash equivalents                   $377,719             914,107
                     Cash and cash equivalents at
                      beginning of quarter                                        525,221             576,967
                     Cash and cash equivalents at end of quarter                 $902,940           1,491,074
- - -------------------------------------------------------------------------------------------------------------
Supplemental         Interest received during the quarter                        $180,861             179,256
disclosure of cash   Interest paid during the quarter                              59,234              59,400
flow information     Income taxes paid during the quarter                          13,544               3,446
- - --------------------------------------------------------------------------------------------------------------
Supplemental schedule
of noncash investing
and financing
activities           Real estate acquired in settlement of loans                   $2,774               2,614
- - ---------------------------------------------------------------------------------------------------------------



                                                   FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
dollars in thousands, except per share
                                                                                Unrealized
                                                                                investment
                                                                                  gains
                                         Preferred    Common           Undivided (losses),  Treasury
                                             stock     stock   Surplus profits   net           stock     Total
- - ---------------------------------------------------------------------------------------------------------------
1993
Balance - January 1, 1993                  $40,000    40,487    96,816   509,984         -  (60,492)  $626,795
Net income                                       -         -         -    24,322         -         -    24,322
Preferred stock cash dividends                   -         -         -     (900)         -         -     (900)
Common stock cash dividends
  - $.40 per share                               -         -         -   (2,740)         -         -   (2,740)
Exercise of stock options                        -         -       288         -         -     1,365     1,653
- - ---------------------------------------------------------------------------------------------------------------
Balance - March 31, 1993                   $40,000    40,487    97,104   530,666         -  (59,127)  $649,130
- - ---------------------------------------------------------------------------------------------------------------
1994
Balance - January 1, 1994                  $40,000    40,487    97,787   595,322     9,148  (58,750)  $723,994
Net income                                       -         -         -    27,628         -         -    27,628
Preferred stock cash dividends                   -         -         -     (900)         -         -     (900)
Common stock cash dividends
  - $.50 per share                               -         -         -   (3,431)         -         -   (3,431)
Exercise of stock options                        -         -        23         -         -        99       122
Purchases of treasury stock                      -         -         -         -         -   (6,347)   (6,347)
Unrealized gains (losses)
 on investment securities
  available for sale, net                        -         -         -         -  (16,091)         -  (16,091)
- - ----------------------------------------------------------------------------------------------------------------
Balance - March 31, 1994                   $40,000    40,487    97,810   618,619   (6,943)  (64,998)  $724,975
- - ----------------------------------------------------------------------------------------------------------------



CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (unaudited)
dollars in thousands

                                                                                              Three months ended
                                                                                                    March 31
                                                                                                1994      1993
- - -----------------------------------------------------------------------------------------------------------------
Beginning balance                                                                           $195,878   151,690
Provision for possible credit losses                                                          19,862    18,315
Net charge-offs
  Charge-offs                                                                                (9,147)   (9,948)
  Recoveries                                                                                   6,448     1,753
- - ---------------------------------------------------------------------------------------------------------------
     Total net charge-offs                                                                   (2,699)   (8,195)
- - ---------------------------------------------------------------------------------------------------------------
Ending balance                                                                              $213,041   161,810
- - ---------------------------------------------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS

1.   Significant accounting policies

     The consolidated financial statements were compiled in accordance with the accounting policies set forth on pages 35 and 36 of the Company's 1993 Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature. Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

2.   Investment securities

     The amortized cost and estimated fair value of investment securities were as follows:


                                                            Estimated
                                        Amortized             fair
(in thousands)  cost                      value
                                      -----------          ----------

March 31, 1994
Investment securities
             available for sale:
Mortgage-backed securities
             Government issued
               or guaranteed           $1,050,904           1,037,556
             Other                        808,896             798,142
Other debt securities                      31,540              32,038
Equity securities                          11,013              22,151
                                       ----------          ----------
                                        1,902,353           1,889,887
                                       ----------          ----------
Investment securities
             held to maturity:
U.S. Treasury and
             federal agency               173,098             169,689
Obligations of states and
             political subdivisions        55,373              55,797
Other debt securities                         908                 853
                                       ----------         -----------
                                          229,379             226,339
                                       ----------         -----------

Other securities                           33,891              33,891
                                       ----------          ----------
             Total                     $2,165,623           2,150,117
                                       ==========          ==========

December 31, 1993
Investment securities
             available for sale:
Mortgage-backed securities
             Government issued
               or guaranteed           $1,210,921           1,214,202
             Other                        896,362             895,902
Other debt securities                      39,893              40,831
Equity securities                          11,086              23,132
                                       ----------          ----------
                                        2,158,262           2,174,067
                                       ----------          ----------

Investment securities
             held to maturity:
U.S. Treasury and
             federal agency               173,193             172,871
Obligations of states and
             political subdivisions        49,230              49,880
Other debt securities                         908                 866
                                       ----------          ----------
                                          223,331             223,617
                                       ----------          ----------

Other securities                           31,754              31,754
                                       ----------          ----------
               Total                   $2,413,347           2,429,438
                                       ==========          ==========

3.   Interest rate swap contracts

     At March 31, 1994 the Company had outstanding currently effective interest rate swap contracts designated for hedging purposes with a notional amount of approximately $1.2 billion. The net effect of interest rate swaps was to increase net interest income by $6.6 million and $8.4 million during the three months ended March 31, 1994 and 1993, respectively. As of March 31, 1994, the Company had also entered into forward swaps with an aggregate notional amount of $775 million. These forward interest rate swap commitments had no effect on net income. The Company estimates that as of March 31, 1994, it would have had to pay approximately $50 million to terminate all interest rate swap contracts. Such estimate of the fair value of the swap contracts was based upon market quotes available to the Company. However, since all swaps have been entered into as hedging transactions, management believes that the estimated amount noted above is substantially offset by increases in the value of or the interest on hedged loans and deposits and, accordingly, is not recognized in the consolidated financial statements.

4.   Subsequent events

     On April 1, 1994 the Company announced that it had entered into a definitive agreement to acquire Ithaca Bancorp, Inc. of Ithaca, New York ("Ithaca Bancorp"). Upon consummation of the transaction, Ithaca Bancorp's savings bank subsidiary, Citizens Savings Bank, F.S.B., will be merged into the Company's commercial bank subsidiary, Manufacturers and Traders Trust Company ("M&T Bank"). The Company will pay the holders of Ithaca Bancorp's common stock cash consideration of $19 per share, subject to increase or decrease based on the level of Ithaca Bancorp's stockholders' equity and loan loss reserves, after various adjustments specified in the agreement, at or near the closing. Assuming no adjustment to the per share price, the aggregate cash consideration will be approximately $46.4 million. Consummation of the transaction is subject to a number of conditions, including regulatory approvals and the approval of Ithaca Bancorp's stockholders. Subject to the satisfaction of all conditions, it is anticipated that the transaction will be completed in the fourth quarter of 1994. The transaction will be accounted for under the purchase method of accounting. Citizens Savings Bank, F.S.B. operates twelve banking offices in central and southern New York. At December 31, 1993, Ithaca Bancorp reported total assets and total deposits of $447 million and $333 million, respectively, and stockholders' equity of $24.2 million.

     On April 9, 1994, M&T Bank entered into an agreement to acquire from Chemical Bank seven branch offices in the Hudson Valley region of New York State and assume approximately $175 million deposits associated with the branches. Consummation of the transaction is subject to a number of conditions, including regulatory approvals, but is anticipated to occur in the second half of 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Net income for First Empire State Corporation ("the Company" or "First Empire") was $27.6 million or $3.77 per common share in the first quarter of 1994, up 14% from $24.3 million or $3.31 per common share in the first quarter of 1993. The Company earned $26.6 million or $3.62 per common share in the fourth quarter of 1993. The rate of return on average assets in the first quarter of 1994 was 1.11%, compared to .99% in the year-earlier quarter and .98% in the fourth quarter of 1993. The return on average common stockholders' equity was 15.68% and 15.88% in the first quarter of 1994 and 1993, respectively, and 15.39% in the fourth quarter of 1993.

On April 1, 1994 First Empire announced that it had entered into a definitive agreement to acquire Ithaca Bancorp, Inc. of Ithaca, New York ("Ithaca Bancorp"). Upon consummation of the transaction, Ithaca Bancorp's savings bank subsidiary, Citizens Savings Bank, F.S.B., will be merged into First Empire's commercial bank subsidiary, Manufacturers and Traders Trust Company ("M&T Bank"). First Empire will pay the holders of Ithaca Bancorp's common stock cash consideration of $19 per share, subject to increase or decrease based on the level of Ithaca Bancorp's stockholders' equity and loan loss reserves, after various adjustments specified in the agreement, at or near the closing.
Assuming no adjustment to the per share price, the aggregate cash consideration will be approximately $46.4 million. Consummation of the transaction is subject to a number of conditions, including regulatory approvals and the approval of Ithaca Bancorp's stockholders. Subject to the satisfaction of all conditions, it is anticipated that the transaction will be completed in the fourth quarter of 1994.

Citizens Savings Bank, F.S.B. operates twelve banking offices in central and southern New York. At December 31, 1993, Ithaca Bancorp reported total assets and total deposits of $447 million and $333 million, respectively, and stockholders' equity of $24.2 million.

On April 9, 1994, M&T Bank entered into an agreement to acquire from Chemical Bank seven branches in the Hudson Valley region of New York State and assume deposits associated with the branches totaling approximately $175 million. Consummation of the transaction is subject to a number of conditions, including regulatory approvals, but is anticipated to occur in the second half of 1994.


TAXABLE-EQUIVALENT NET INTEREST INCOME

Taxable-equivalent net interest income increased to $118.9 million in the first quarter of 1994 from $116.6 million in the corresponding 1993 period. Taxable-equivalent net interest income was $118.8 million in the fourth quarter of 1993. Average earning assets totaled $9.7 billion in 1994's first quarter, compared with $9.5 billion in 1993's initial quarter, and $10.4 billion in the fourth quarter of 1993. The Company's net interest margin, expressed as an annualized percentage of average earning assets, was 4.99% in the first quarter of 1994, compared to 4.96% and 4.54% in the first and fourth quarter of 1993, respectively.

The improvement in the net interest margin in the first quarter of 1994 from the first quarter of 1993 was due to a widening of the net interest spread, or the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, from 4.51% in 1993's initial quarter to 4.56% in the recent quarter. The increased net interest spread reflects a greater decline in rates paid on interest-bearing liabilities than in yields on interest-earning assets. A $732 million decrease in lower-yielding average money-market assets, offset by increases of $580 million and $289 million in average investment securities and loans, respectively, contributed to the increase in the net interest spread.

The 45-basis point increase in net interest margin from the fourth quarter of 1993 to the first quarter of 1994 resulted from a 42-basis point increase from 4.14% in the net interest spread. Such increase was primarily the result of reductions of discretionary holdings of money-market assets and investment securities, which generally yield less than loans, of $586 million and $229 million, respectively, and a corresponding decrease in short-term borrowings used to fund such assets.

The interest rate environment in recent years, in particular the historically high spread between prime and money-market rates, has been favorable to many banks. However, management believes that changes in the rate environment and reductions in spreads could adversely impact the Company's net interest margin. To help lessen the exposure to changing interest rates, the Company has entered into interest rate swap agreements as hedging transactions. The impact of currently effective swaps, which had an aggregate notional amount of $1.2 billion at March 31, 1994, is reflected in both the yields on loans and the rates paid on interest-bearing deposits. The net effect of interest rate swaps was to widen the Company's net interest spread by 29 basis points in the first quarter of 1994, 37 basis points in the first quarter of 1993 and 28 basis points during the fourth quarter of 1993. The aggregate effect of the rate swaps was to increase net interest income by $6.6 million in the first quarter of 1994, $8.4 million in the first quarter of 1993, and $6.9 million in the fourth quarter of 1993. Additionally, the Company has entered into forward-starting interest rate swaps with an aggregate notional amount of $775 million at March 31, 1994. The forward-starting swaps had no effect on net income through March 31, 1994.

Increased average holdings of investment securities as well as growth in average loans, offset by lower average money-market assets, resulted in a modest increase in average earning assets to $9.7 billion in the first quarter of 1994 from $9.5 billion in 1993's initial quarter. Average earning assets in 1994's first quarter declined from 1993's fourth quarter average of $10.4 billion as a result of lower holdings of money-market assets and investment securities. Proceeds from the liquidation of such assets were primarily used to reduce short-term borrowings.

Average loans totaled $7.2 billion in the first quarter of 1994, up $289 million or 4% from $6.9 billion in the corresponding 1993 period and $108 million or 2% from $7.1 billion in the fourth quarter of 1993. The table below summarizes average quarterly changes in the major components of the loan and lease portfolio.


AVERAGE LOANS AND LEASES
(net of unearned discount)
dollars in millions


                                                 Percent increase
                                                  (decrease) from
                                     1st Qtr.  1st Qtr.  4th Qtr.
                                       1994      1993      1993
                                      -------   -------   -------
Commercial, financial, etc.           $ 1,475       3 %       2 %
Real estate - commercial                3,032       8         4
Real estate - consumer                  1,425      (6)       (5)
Consumer                                1,256      11         2
                                      -------    -----      -----

      Total                           $ 7,188       4 %       2 %
                                      =======    =====     =====


Money-market assets averaged $184 million in 1994's first quarter, significantly below the $915 million in 1993's first quarter and $770 million in the fourth quarter of 1993.

Average investment securities totaled $2.3 billion in the first quarter of 1994, up $580 million from a year earlier but $229 million below the fourth quarter of 1993. The increase from 1993's first quarter was largely achieved through purchases of collateralized mortgage obligations, other adjustable rate mortgage-backed securities and shorter-term U.S. Treasury notes, which more than replaced prepayments of mortgage-backed securities induced by the relatively low interest rate environment.

Core deposits, which are comprised of noninterest-bearing demand deposits, interest-bearing transaction accounts, savings deposits and domestic time deposits under $100,000, provide the Company with a large source of funds at generally lower interest rates than are available on wholesale funds of similar expected maturities. Average core deposits in the recent quarter declined to $6.8 billion or 71% of average interest-earning assets, from $7.4 billion or 78% in the first quarter of 1993. Average core deposits totaled $6.9 billion or 67% of average earnings assets in the fourth quarter of 1993. The declines in average core deposits since the first quarter of 1993 have been primarily in time deposit accounts as depositors seeking potentially higher returns have redeployed funds into alternative investment vehicles, such as mutual funds. An analysis of quarterly changes in the components of average core deposits is presented in the table below.


AVERAGE CORE DEPOSITS
dollars in millions


                                                Percent increase
                                                (decrease) from
                                     1st Qtr.  1st Qtr.  4th Qtr.
                                       1994      1993      1993
                                   ----------  --------  --------
NOW accounts                        $     761       3 %      (2)%
Savings deposits                        3,400      (4)       (1)
Time deposits
   under $100,000                       1,667     (23)       (4)
Demand deposits                           997       6        (1)
                                    ---------   ------   -------
    Total                           $   6,825      (8)%      (2)%
                                    =========  =======   =======

In addition to core deposits, the Company uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and others as sources of funding. Short-term borrowings averaged $1.9 billion in the first quarter of 1994, compared with $1.3 billion and $2.5 billion in the first and fourth quarter of 1993, respectively. In general, short-term borrowings have been used to fund the Company's investments in discretionary money-market assets and investment securities, and to replace deposit outflows. Maturities of money-market assets, repayments of loans and investment securities, and cash generated from operations also represent significant sources of liquidity. First Empire's ability to pay dividends and fund parent company operating expenses is primarily dependent on the receipt of dividend payments from its banking subsidiaries, which are subject to various regulatory limitations. Additionally, First Empire maintains a line of credit with a commercial bank. Management does not anticipate engaging in any activity, either currently or in the long-term, which would cause a significant strain on liquidity and believes that currently available sources of funds are more than sufficient to meet anticipated funding needs.

PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for possible credit losses in the first quarter of 1994 was $19.9 million, up from $18.3 million in the first quarter of 1993, but below the $21.7 million recorded in 1993's fourth quarter. Net loan charge-offs totaled $2.7 million in 1994's first quarter, compared with $8.2 million and $13.3 million in the first and fourth quarter of 1993, respectively. Net charge-offs as an annualized percentage of average loans outstanding were .15% in 1994's initial quarter, compared with .48% in the first quarter of 1993 and .75% in the fourth quarter of 1993. Nonperforming loans at $86.8 million represented 1.20% of total loans at March 31, 1994, down from $109.8 million or 1.59% of total loans at March 31, 1993, but up from $82.3 million or 1.13% at December 31, 1993. Nonperforming commercial real estate loans continue to comprise a substantial portion of nonperforming loans, totaling $56.2 million at March 31, 1994, including $37.3 million of commercial real estate loans secured by properties in the New York City metropolitan area. At March 31 and December 31, 1993 nonperforming commercial real estate loans totaled $67.0 million and $48.3 million, respectively, including $47.5 million of loans secured by property in the New York City metropolitan area at March 31, 1993 and $29.7 million at December 31, 1993. The amount of repossessed assets taken in foreclosure of defaulted loans totaled $11.9 million at March 31, 1994, compared with $12.2 million at the end of 1993 and $16.6 million at March 31, 1993.

Due to continuing concerns about the unsettled commercial real estate markets, in particular in the New York City metropolitan area, and the timing and sustainability of economic recovery in market areas served by the Company in general, the provision for possible credit losses in 1994's first quarter exceeded net charge-offs by $17.2 million, increasing the allowance for possible credit losses to $213.0 million, or 2.94% of total loans and leases at March 31, 1994. In comparison, the allowance for possible credit losses was

$161.8 million or 2.35% of total loans and leases a year earlier and $195.9 million or 2.70% at December 31, 1993. The ratio of the allowance to nonperforming loans at March 31, 1994 was 245%, up from 147% and 238% at March 31 and December 31, 1993, respectively.

M&T Bank retains the contractual right to require the Federal Deposit Insurance Corporation ("FDIC") to repurchase prior to May 31, 1994 at a discount of 4% certain loans sold to M&T Bank by the FDIC from the portfolio of a failed thrift institution in the event such loans become adversely classified for regulatory purposes. As of March 31, 1994, such loans included approximately $92 million of commercial real estate loans, $48 million of consumer loans and $190 million of residential mortgage loans. Based upon regulatory classifications as of March 31, 1994, the Company does not expect the amount of loans to be repurchased by the FDIC to be material to the Company's consolidated financial condition.

A comparative summary of nonperforming assets and certain credit quality ratios is presented in the table below.


NONPERFORMING ASSETS
dollars in thousands




                            1994                   1993 Quarters
                      First Quarter    Fourth     Third    Second       First
                      -------------    ------    ------    ------       -----
Nonaccrual loans           $ 74,951    68,936    69,436    79,511      92,522

Loans past due
  90 days or more            11,890    11,122    14,007    12,364      17,229

Renegotiated loans              -       2,195     2,200       -           -
Total nonperforming
  loans                      86,841    82,253    85,643    91,875     109,751
                            -------   -------    ------    ------     -------
Other real estate owned      11,916    12,222    14,554    14,054      16,600
                            -------   -------    ------    ------     -------
Total nonperforming
  assets                   $ 98,757    94,475   100,197   105,929     126,351
                            =======   =======   =======   =======     =======

Nonperforming loans
  to total loans, net of
  unearned discount           1.20%     1.13%     1.21%     1.31%       1.59%
Nonperforming assets
  to total net loans and
  other real estate owned     1.36%     1.30%     1.41%     1.51%       1.83%
                              ====      ====      ====      ====        ====


OTHER INCOME

Other income in the first quarter of 1994 totaled $28.4 million, 6% above the $26.9 million earned in the year earlier quarter and essentially the same as the fourth quarter of 1993.

Reflecting revised fee schedules, service charges on deposit accounts totaled $8.9 million in the first quarter of 1994, an increase of 21% from $7.3 million in the first quarter of 1993. Trust income of $5.4 million and merchant discount and credit card fees of $1.9 million were down slightly in the first quarter of 1994, compared with the year earlier quarter. Trading account activity resulted in a net loss of $208 thousand in the first quarter of 1994, compared with profits of $754 thousand in the corresponding quarter of 1993. Other revenues from operations in 1994's first quarter totaled $12.4 million, an increase of 21% from $10.3 million in the first quarter of 1993. The increase was primarily due to a $1.4 million gain from the sale of residential mortgage loan participations acquired from the FDIC in 1992 and increased income from residential mortgage loan servicing, asset management services and other loan fees.

OTHER EXPENSE

Other expense totaled $79.2 million in the first quarter of 1994, decreasing 5% from $83.4 million in the first quarter of 1993, and down slightly from 1993's fourth quarter.

Salaries and employee benefits expense was $39.8 million in 1994's first quarter, essentially unchanged from the first quarter of 1993. Merit salary increases and higher benefit costs in 1994 were offset by a reduction of expenses associated with stock appreciation rights granted in 1990 and 1991.

Nonpersonnel expenses totaled $39.4 million in 1994's first quarter, down 10% or $4.1 million from the first quarter of 1993, and 4% below the fourth quarter of 1993. A significant factor which contributed to the decreased expenses from the first quarter of 1993 was a reduction in write-downs of the carrying value of excess servicing fees receivable and purchased mortgage servicing rights associated with residential mortgage loans serviced for others. During the first quarter of 1994, such write-downs amounted to $500 thousand, compared with $2.7 million in the first quarter of 1993. At March 31, 1994, the Company had approximately $17.9 million of excess servicing fees receivable and purchased mortgage servicing rights recorded as assets. Residential mortgage loans serviced for others totaled $3.5 billion at March 31, 1994. Reduced expenses for professional services, software, printing, postage and supplies also contributed to the declines from the first and fourth quarters of 1993.

CAPITAL

Common stockholders' equity totaled $685.0 million at March 31, 1994, up from $609.1 million a year earlier and $684.0 million at December 31, 1993. On a per share basis, common stockholders' equity was $100.19 at March 31, 1994, up 13% from $88.68 at March 31, 1993 and 1% from $99.43 at December 31, 1993. Total stockholders' equity was $725.0 million, or 6.96% of total assets at March 31, 1994, compared with $649.1 million or 6.23% at March 31, 1993 and $724.0 million or 6.99% at December 31, 1993.

Pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which the Company adopted on December 31, 1993, stockholders' equity at March 31, 1994 was reduced by $6.9 million, or $1.02 per common share, of net unrealized losses on certain investment securities. Such unrealized losses represent the amount by which amortized cost exceeded fair value for investment securities classified under SFAS No. 115 as available for sale, net of applicable income taxes. At year-end 1993, total stockholders' equity included $9.1 million, or $1.33 per common share, of net unrealized gains on investment securities available for sale.

To assess the capital adequacy of banking institutions, Federal regulators have implemented risk-based capital measures. Generally, a banking institution is required to maintain risk-based "core capital" and "total capital" ratios of at least 4% and 8%, respectively. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. The capital ratios of the Company and its banking subsidiaries, M&T Bank and The East New York Savings Bank ("East New York"), as of March 31, 1994 are presented in the accompanying table. Historically, First Empire has been able to maintain capital ratios well in excess of minimum regulatory guidelines primarily because of a high rate of internal capital generation. The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders' equity, was 12.92% in the first quarter of 1994 and 13.14% in the first quarter of 1993.

REGULATORY CAPITAL RATIOS
March 31, 1994
                      First Empire        M&T
                     (Consolidated)      Bank        East New York
                     --------------    ------        -------------

Core capital                  9.46%     8.86%               9.75%
Total capital                11.70%    11.30%              11.01%
Leverage                      7.29%     6.59%               7.60%


In December 1993, First Empire announced a plan to purchase up to 506,930 shares of its common stock to be held as treasury stock for reissuance upon the possible future conversion of its 9% convertible preferred stock. As of March 31, 1994 the Company had purchased 46,200 common shares pursuant to such plan at an average cost per share of $137.38.



FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES



FINANCIAL HIGHLIGHTS
Amounts in thousands, except per share
                                                                  Three months ended
                                                             March 31
                                                  1994           1993         Change
- - ------------------------------------------------------------------------------------------------------
FOR THE PERIOD
- - ------------------------------------------------------------------------------------------------------
          Net income                           $27,628         24,322        +   14%
          Per common share
           Net income
             Primary                             $3.77           3.31        +   14
             Fully diluted                        3.64           3.21        +   13
           Cash dividends                         0.50           0.40        +   25
          Average common shares outstanding
           Primary                               7,083          7,069             -
           Fully diluted                         7,590          7,586             -
          Annualized return on
           Average total assets                  1.11%          0.99%
           Average common
             stockholders' equity               15.68%         15.88%
          Market price per common share
           Closing                             $139.25         149.75        -    7
           High                                 144.00         150.50
           Low                                  135.00         130.25


- - ------------------------------------------------------------------------------------------------------
AT MARCH 31
- - ------------------------------------------------------------------------------------------------------

Loans and leases,
           net of unearned discount         $7,239,869      6,886,898        +    5%
          Total assets                      10,411,622     10,423,006             -
          Total deposits                     7,329,084      7,787,664        -    6
          Total stockholders' equity           724,975        649,130        +   12
          Stockholders' equity
           per common share                    $100.19          88.68        +   13
- - ------------------------------------------------------------------------------------------------------

      15-16



                                              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES average balance in millions; interest in thousands

                                                         1994 First quarter                 1993 Fourth quarter
                                                Average             Average        Average             Average
                                                balance  Interest      rate        balance  Interest      rate

- - ------------------------------------------------------------------------------------------------------------------------------

Assets
Earning assets
Loans and leases, net of unearned discount*
    Commercial, financial, etc.                  $1,475   $26,080     7.17%          1,443    26,278     7.23%
    Real estate                                   4,457    93,058     8.35           4,410    93,670     8.50
    Consumer                                      1,256    29,884     9.65           1,227    30,362     9.82
- - ------------------------------------------------------------------------------------------------------------------------------
      Total loans and leases, net                 7,188   149,022     8.41           7,080   150,310     8.42
- - ------------------------------------------------------------------------------------------------------------------------------
Money-market assets
    Interest-bearing deposits at banks               18       154     3.55             174     1,553     3.55
    Federal funds sold and agreements
      to resell securities                          155     1,443     3.76             577     4,976     3.42
    Trading account                                  11       177     6.81              19       268     5.61
- - ------------------------------------------------------------------------------------------------------------------------------
      Total money-market assets                     184     1,774     3.92             770     6,797     3.50
- - ------------------------------------------------------------------------------------------------------------------------------
Investment securities
    U.S. Treasury and federal agency              1,297    14,673     4.59           1,492    17,072     4.54
    State and municipal                              52       731     5.66              47       677     5.74
    Other                                           944    11,960     5.14             982    10,694     4.32
- - ------------------------------------------------------------------------------------------------------------------------------
      Total investment securities                 2,293    27,364     4.84           2,521    28,443     4.48
- - ------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                        9,665   178,160     7.48          10,371   185,550     7.10
- - ------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses              (203)                              (194)
Cash and due from banks                             308                                310
Other assets                                        286                                288
- - ------------------------------------------------------------------------------------------------------------------------------
    Total assets                                $10,056                             10,775
- - ------------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
    NOW accounts                                   $761     2,846     1.52             773     3,060     1.57
    Savings deposits                              3,400    20,689     2.47           3,430    21,372     2.47
    Time deposits                                 1,992    18,747     3.82           2,024    20,590     4.04
    Deposits at foreign office                      137       928     2.75             115       788     2.70
- - ------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits             6,290    43,210     2.79           6,342    45,810     2.87
- - ------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                             1,872    14,501     3.14           2,517    19,412     3.06
Obligations under capital leases                      1        15    10.19               1        15     9.97
Other long-term borrowings                           75     1,523     8.24              75     1,524     8.06
- - ------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities            8,238    59,249     2.92           8,935    66,761     2.96
- - ------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                     997                              1,010
Other liabilities                                    90                                127
- - ------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                             9,325                             10,072
- - ------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                731                                703
- - ------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity  $10,056                             10,775
- - ----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                   4.56                               4.14
Contribution of interest-free funds                                   0.43                               0.40
- - -------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets             $118,911     4.99%                  118,789     4.54%

*Includes nonaccruing loans


                                              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES(CONTINUED) average balance in millions; interest in thousands


                                                         1993 Third quarter                 1993 Second quarter
                                                Average             Average        Average             Average
                                                balance  Interest      rate        balance  Interest      rate

- - ----------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
    Commercial, financial, etc.                  $1,387   $27,931     7.99%          1,414    29,308     8.31%
    Real estate                                   4,411    94,939     8.61           4,395    95,295     8.67
    Consumer                                      1,193    30,469    10.13           1,148    29,158    10.19
- - ----------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                   6,991   153,339     8.70           6,957   153,761     8.86
- - ----------------------------------------------------------------------------------------------------------------------------------
Money-market assets
    Interest-bearing deposits at banks              212     1,897     3.55             200     1,780     3.57
    Federal funds sold and agreements
      to resell securities                          343     2,953     3.41             805     6,468     3.22
    Trading account                                  17       265     6.11              45       596     5.32
- - ----------------------------------------------------------------------------------------------------------------------------------
      Total money-market assets                     572     5,115     3.54           1,050     8,844     3.38
- - ----------------------------------------------------------------------------------------------------------------------------------
Investment securities
    U.S. Treasury and federal agency              1,497    17,065     4.52           1,258    15,561     4.96
    State and municipal                              34       579     6.75              38       628     6.63
    Other                                           853     8,971     4.17             767    10,623     5.56
- - ----------------------------------------------------------------------------------------------------------------------------------
      Total investment securities                 2,384    26,615     4.43           2,063    26,812     5.21
- - ----------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                        9,947   185,069     7.38          10,070   189,417     7.54
- - ----------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses              (179)                              (168)
Cash and due from banks                             306                                305
Other assets                                        274                                276
- - ----------------------------------------------------------------------------------------------------------------------------------
    Total assets                                $10,348                             10,483
- - ----------------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
    NOW accounts                                   $769     3,204     1.65             710     3,198     1.81
    Savings deposits                              3,479    22,108     2.52           3,542    22,694     2.57
    Time deposits                                 2,166    23,499     4.30           2,315    26,020     4.51
    Deposits at foreign office                      121       827     2.72             118       790     2.68
- - ----------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits             6,535    49,638     3.01           6,685    52,702     3.16
- - ----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                             1,949    14,837     3.02           1,960    14,820     3.03
Obligations under capital leases                      1        16     9.98               1        16    10.09
Other long-term borrowings                           75     1,523     8.06              75     1,524     8.15
- - ----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities            8,560    66,014     3.06           8,721    69,062     3.18
- - ----------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                     981                                964
Other liabilities                                   127                                139
- - ----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                             9,668                              9,824
- - ----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                680                                659
- - ----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity  $10,348                             10,483
- - ----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                   4.32                               4.36
Contribution of interest-free funds                                   0.43                               0.43
- - ----------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets             $119,055     4.75%                  120,355     4.79%

*Includes nonaccruing loans




                                              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES


AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES(CONTINUED) average balance in millions; interest in thousands

                                                         1993 First quarter
                                                Average             Average
                                                balance  Interest      rate
- - --------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
    Commercial, financial, etc.                  $1,435   $29,051     8.21%
    Real estate                                   4,333    95,928     8.86
    Consumer                                      1,131    28,472    10.21
- - --------------------------------------------------------------------------------------
      Total loans and leases, net                 6,899   153,451     9.02
- - --------------------------------------------------------------------------------------
Money-market assets
    Interest-bearing deposits at banks              171     1,510     3.58
    Federal funds sold and agreements
      to resell securities                          717     6,006     3.40
    Trading account                                  27       305     4.59
- - --------------------------------------------------------------------------------------
      Total money-market assets                     915     7,821     3.47
- - --------------------------------------------------------------------------------------
Investment securities
    U.S. Treasury and federal agency                945    12,722     5.46
    State and municipal                              44       716     6.64
    Other                                           724     9,963     5.58
- - --------------------------------------------------------------------------------------
      Total investment securities                 1,713    23,401     5.54
- - --------------------------------------------------------------------------------------
      Total earning assets                        9,527   184,673     7.86
- - --------------------------------------------------------------------------------------
Allowance for possible credit losses              (156)
Cash and due from banks                             296
Other assets                                        284
- - --------------------------------------------------------------------------------------
      Total assets                               $9,951
- - --------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
    NOW accounts                                   $737     3,651     2.01
    Savings deposits                              3,550    24,218     2.77
    Time deposits                                 2,503    28,399     4.60
    Deposits at foreign office                      124       838     2.74
- - --------------------------------------------------------------------------------------
      Total interest-bearing deposits             6,914    57,106     3.35
- - --------------------------------------------------------------------------------------
Short-term borrowings                             1,250     9,390     3.05
Obligations under capital leases                      1        17    10.21
Other long-term borrowings                           75     1,523     8.24
- - --------------------------------------------------------------------------------------
    Total interest-bearing liabilities            8,240    68,036     3.35
- - --------------------------------------------------------------------------------------
Demand deposits                                     942
Other liabilities                                   131
- - --------------------------------------------------------------------------------------
    Total liabilities                             9,313
- - --------------------------------------------------------------------------------------
Stockholders' equity                                638
- - --------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity   $9,951
- - --------------------------------------------------------------------------------------
Net interest spread                                                   4.51
Contribution of interest-free funds                                   0.45
- - --------------------------------------------------------------------------------------
Net interest income/margin on earning assets             $116,637     4.96%

*Includes nonaccruing loans


                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

         A number of lawsuits were pending against the Company and its subsidiaries at March 31, 1994. In the opinion of management, the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated financial condition. Moreover, management believes that the Company or its subsidiaries have substantial defenses in such litigation, but that there can be no assurance that the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated results of operations in the future.

Item 2.  Changes in Securities.
         (Not applicable.)

Item 3.  Defaults Upon Senior Securities.
         (Not applicable.)

Item 4.  Submission of Matters to a Vote of Security Holders.

         The 1994 Annual Meeting of Stockholders of the Company was held on April 19, 1994. At the 1994 Annual Meeting, the Company's stockholders elected eighteen (18) directors, all of whom were then serving as directors of the Company, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was reelected at the 1994 Annual Meeting.

                                       Number of Votes
                         -----------------------------------
Nominee                        For              Withheld
- - ---------------           -------------      --------------
Brent D. Baird            5,942,587.125           9,550.965
John H. Benisch           5,944,987.125           7,150.965
Angela Bontempo           5,901,569.125          50,568.965
Patrick J. Callan         5,903,963.125          48,174.965
David N. Campbell         5,906,483.125          45,654.965
James A. Carrigg          5,903,983.014          48,155.076
Barber B. Conable, Jr.    5,942,771.014           9,367.076
Richard E. Garman         5,944,737.125           7,400.965
Roy M. Goodman            5,897,977.125          54,160.965
Patrick W.E. Hodgson      5,944,967.125           7,170.965
Lambros J. Lambros        5,944,711.125           7,426.965
Wilfred J. Larson         5,944,737.125           7,400.965
Jorge G. Pereira          5,944,875.125           7,262.965
William C. Shanley, III   5,903,733.125          48,404.965
Raymond D. Stevens, Jr.   5,944,987.125           7,150.965
Peter Tower               5,941,457.125          10,680.965
Richard D. Trent          5,943,637.125           8,500.965
Robert G. Wilmers         5,942,481.125           9,656.965

Item 5.  Other Information.

         Board of Directors. On April 19, 1994, Paul B. Murray retired as chairman of the board of First Empire and as a director of First Empire and M&T Bank. Mr. Murray continues as chairman of the board, president, chief executive officer and a director of East New York. The board of directors elected Robert
G. Wilmers to the additional position of chairman of the board of First Empire upon Mr. Murray's retirement, a post which Mr. Wilmers had held prior to East New York's affiliation with First Empire.

         Acquisition of Branches. On April 9, 1994, M&T Bank entered into a definitive agreement with Chemical Bank pursuant to which M&T Bank will acquire seven of Chemical Bank's branch offices located in Orange County and Nyack, New York, together with substantially all of their deposit liabilities. It is expected that M&T Bank will acquire up to approximately $175 million of deposit liabilities.

M&T Bank will pay Chemical Bank a purchase premium on the deposit liabilities of the acquired branches computed as of a date which is approximately one month prior to the closing. M&T Bank will also pay Chemical Bank the agreed upon market value of the real estate it purchases in the transaction; the net book value of trade fixtures, furniture, equipment, leasehold improvements, other items of personal property associated with the branches; and the unpaid balance of principal and interest of all unclassified loans which are fully secured and collateralized by any deposit liabilities which are acquired by M&T Bank in the transaction.

Consummation of the transaction is subject to a number of conditions, including regulatory approvals. Subject to the satisfaction of all conditions, it is anticipated that the transaction will be completed in the second half of 1994.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  The following exhibits are filed as a part of this report:

          Exhibit
             No.
          -------
          11 Statement re: Computation of Earnings Per Common Share. Filed herewith.

         (b)  Reports on Form 8-K.

              On April 12, 1994, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated April 1,
              1994 reporting on the Company's April 1, 1994 announcement that
              it had entered into a definitive agreement	with Ithaca Bancorp,
              Inc. ("Ithaca Bancorp") Ithaca, New York, pursuant to which
              Ithaca Bancorp will be acquired by the Company upon the
              satisfaction of a number of conditions.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST EMPIRE STATE CORPORATION


Date:  May 9, 1994                      By: /s/ James L. Vardon
                                            ------------------------
                                            James L. Vardon
                                            Executive Vice President
                                            and Chief Financial Officer

                                        EXHIBIT INDEX



Exhibit
  No.
- - -------

  11 Statement re: Computation of Earnings Per Common Share. Filed herewith.