Form 10-Q
period 1994-06-30
FIRST EMPIRE STATE CORP
filed 1994-08-05
CIK 36270

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549





                                  FORM 10-Q






     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 1994


                                     or


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934



                       Commission File Number 1-9861




                       FIRST EMPIRE STATE CORPORATION

           (Exact name of registrant as specified in its charter)



            New York                                   16-0968385
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)


        One M & T Plaza,                                14240
       Buffalo, New York                             (Zip Code)
     (Address of principal
       executive offices)


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


Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on August 3, 1994: 6,625,829 shares.

                       FIRST EMPIRE STATE CORPORATION

                                  FORM 10-Q


                For the Quarterly Period Ended June 30, 1994
                ---------------------------------------------


Table of Contents of Information Required in Report       Page
- ---------------------------------------------------       -----

Part I.  Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheet -
            June 30,1994 and December 31, 1993             3

            Consolidated Statement of Income -
            Three and six months ended
            June 30, 1994 and 1993                         4

            Consolidated Statement of Cash Flows -
            Six months ended June 30, 1994 and 1993        5

            Consolidated Statement of Changes in
            Stockholders' Equity - Six months ended
            June 30, 1994 and 1993                         6

            Consolidated Summary of Changes in
            Allowance for Possible Credit Losses -
            Six months ended June 30, 1994 and 1993        6

            Notes to Financial Statements                  7-8


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                     9-19



Part II. Other Information                                 20

Signatures                                                 21

Exhibit Index                                              22

Exhibit No. 11                                             23



                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.


               FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET                                                      June 30,            December 31,
Dollars in thousands, except per share                                          1994                1993
                                                                                (unaudited)
- -------------------------------------------------------------------------------------------------------------------
Assets              Cash and due from banks                                         $   400,739             195,792
                    Money-market assets
                      Interest-bearing deposits at banks                                410,143              55,044
                      Federal funds sold and
                      agreements to resell securities                                    35,973             329,429
                    Trading account                                                       7,280               9,815
- -------------------------------------------------------------------------------------------------------------------
                      Total money-market assets                                         453,396             394,288
- -------------------------------------------------------------------------------------------------------------------
                    Investment securities
                      Available for sale (cost: $1,763,361 at June 30, 1994;
                      $2,158,262 at December 31, 1993)                                1,721,918           2,174,067
                      Held to maturity (market value: $216,989 at June 30, 1994;
                      $223,617 at December 31, 1993)                                    221,572             223,331
                      Other (market value: $41,442 at June 30, 1994;
                      $31,754 at December 31, 1993)                                      41,442              31,754
- -------------------------------------------------------------------------------------------------------------------
                      Total investment securities                                     1,984,932           2,429,152
- -------------------------------------------------------------------------------------------------------------------
                    Loans and leases                                                  7,602,481           7,439,059
                      Unearned discount                                               (201,252)           (177,960)
                      Allowance for possible credit losses                            (223,128)           (195,878)
- -------------------------------------------------------------------------------------------------------------------
                      Loans and leases, net                                           7,178,101           7,065,221
- -------------------------------------------------------------------------------------------------------------------
                    Premises and equipment                                              127,232             134,874
                    Accrued interest and other assets                                   191,238             145,631
- -------------------------------------------------------------------------------------------------------------------
                      Total assets                                                  $10,335,638          10,364,958
- -------------------------------------------------------------------------------------------------------------------

Liabilities         Noninterest-bearing deposits                                    $ 1,175,628           1,052,258
                    NOW accounts                                                        756,987             764,690
                    Savings deposits                                                  3,267,486           3,364,983
                    Time deposits                                                     1,979,070           1,982,272
                    Deposits at foreign office                                           96,717             189,058
- -------------------------------------------------------------------------------------------------------------------
                      Total deposits                                                  7,275,888           7,353,261
- -------------------------------------------------------------------------------------------------------------------
                    Federal funds purchased and agreements
                      to repurchase securities                                        1,829,630           1,381,335
                    Other short-term borrowings                                         342,318             720,332
                    Accrued interest and other liabilities                               94,564             110,446
                    Long-term borrowings                                                 75,000              75,000
                    Obligations under capital leases                                        539                 590
- -------------------------------------------------------------------------------------------------------------------
                      Total liabilities                                               9,617,939           9,640,964
- -------------------------------------------------------------------------------------------------------------------
Stockholders' equity  Preferred stock, $1 par, 1,000,000 shares authorized,
                      40,000 shares issued, stated at aggregate
                      liquidation value                                                  40,000              40,000
                    Common stock, $5 par, 15,000,000 shares
                      authorized, 8,097,472 shares issued                                40,487              40,487
                    Surplus                                                              97,908              97,787
                    Undivided profits                                                   643,026             595,322
                    Unrealized investment gains (losses), net                          (23,401)               9,148
                    Treasury stock - common, at cost - 1,362,943 shares
                      at June 30, 1994; 1,218,347 at December 31, 1993                 (80,321)            (58,750)
- -------------------------------------------------------------------------------------------------------------------
                      Total stockholders' equity                                        717,699             723,994
- -------------------------------------------------------------------------------------------------------------------
                      Total liabilities and stockholders' equity                    $10,335,638          10,364,958
- -------------------------------------------------------------------------------------------------------------------




                    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES



CONSOLIDATED STATEMENT OF INCOME (unaudited)
Amounts in thousands, except per share

                                                                            Three months ended June 30     Six months ended June 30

                                                                                1994          1993           1994           1993
- ------------------------------------------------------------------------------------------------------------------------------------
Interest income     Loans and leases, including fees                        $ 152,586        153,153        301,069        305,996
                    Money-market assets
                      Deposits at banks                                            57          1,780            211          3,290
                      Federal funds sold and agreements to resell securities    1,390          6,468          2,833         12,474
                      Trading account                                              91            557            223            826
                    Investment securities
                      Fully taxable                                            25,472         25,804         51,714         48,189
                      Exempt from federal taxes                                   574            649          1,290          1,332
- ------------------------------------------------------------------------------------------------------------------------------------
                         Total interest income                                180,170        188,411        357,340        372,107
- ------------------------------------------------------------------------------------------------------------------------------------
Interest expense    NOW accounts                                                2,814          3,198          5,660          6,849
                    Savings deposits                                           20,921         22,694         41,610         46,912
                    Time deposits                                              20,797         26,020         39,544         54,419
                    Deposits at foreign office                                    817            790          1,745          1,628
                    Short-term borrowings                                      17,391         14,820         31,892         24,210
                    Long-term borrowings and capital leases                     1,537          1,540          3,075          3,080
- ------------------------------------------------------------------------------------------------------------------------------------
                        Total interest expense                                 64,277         69,062        123,526        137,098
- ------------------------------------------------------------------------------------------------------------------------------------
                    Net interest income                                       115,893        119,349        233,814        235,009
                    Provision for possible credit losses                       14,022         20,215         33,884         38,530
- ------------------------------------------------------------------------------------------------------------------------------------
                    Net interest income after provision
                      for possible credit losses                              101,871         99,134        199,930        196,479
- ------------------------------------------------------------------------------------------------------------------------------------
Other income        Trust income                                                5,770          5,748         11,205         11,416
                    Service charges on deposit accounts                         8,785          8,244         17,678         15,565
                    Merchant discount and other credit card fees                2,197          1,979          4,093          3,963
                    Trading account gain (loss)                                    93            280          (115)          1,034
                    Gain (loss) on sales of bank investment securities              -           (21)              -            802
                    Other revenues from operations                             12,533         11,261         24,966         21,578
- ------------------------------------------------------------------------------------------------------------------------------------
                        Total other income                                     29,378         27,491         57,827         54,358
- ------------------------------------------------------------------------------------------------------------------------------------
Other expense       Salaries and employee benefits                             41,623         36,057         81,454         75,972
                    Equipment and net occupancy                                12,445         11,713         25,257         23,552
                    Printing, postage and supplies                              3,333          3,366          6,520          6,978
                    Deposit insurance                                           4,080          4,603          8,224          9,142
                    Other costs of operations                                  20,534         28,827         39,775         52,361
- ------------------------------------------------------------------------------------------------------------------------------------
                         Total other expense                                   82,015         84,566        161,230        168,005
- ------------------------------------------------------------------------------------------------------------------------------------
                    Income before income taxes                                 49,234         42,059         96,527         82,832
                    Applicable income taxes                                    20,553         16,874         40,218         33,325
- ------------------------------------------------------------------------------------------------------------------------------------
                    Net income                                              $  28,681         25,185         56,309         49,507
- ------------------------------------------------------------------------------------------------------------------------------------

                    Net income per common share
                          Primary                                               $3.96           3.42          $7.73           6.73
                          Fully diluted                                          3.80           3.31           7.43           6.52

                    Cash dividends per common share                            $  .50            .50           1.00            .90

                    Average common shares outstanding
                          Primary                                               7,014          7,102          7,048          7,086
                          Fully diluted                                         7,541          7,609          7,578          7,598





                         FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES




CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
Dollars in thousands                                                                   Six months ended June 30

                                                                                            1994             1993
- --------------------------------------------------------------------------------------------------------------------
Cash flows from          Net income                                                $     56,309              49,507
operating activities     Adjustments to reconcile net income to net cash
                           provided by operating activities
                              Provision for possible credit losses                       33,884              38,530
                              Depreciation and amortization of premises
                                and equipment                                             8,943               8,005
                              Provision for deferred income taxes                      (15,617)             (11,329
                              Asset write-downs                                           1,141               6,526
                              Net gain on sales of assets                               (4,211)               (802)
                              Net change in accrued interest receivable, payable        (1,716)             (9,509)
                              Net change in other accrued income and expense           (10,935)              19,566
                              Net change in loans held for sale                         135,795            (38,918)
                              Net change in trading account assets                        2,535            (10,485)
- --------------------------------------------------------------------------------------------------------------------
                              Net cash provided by operating activities                 206,128              51,091
- --------------------------------------------------------------------------------------------------------------------
Cash flows from          Proceeds from maturities of investment securities              413,441             463,354
investing activities     Purchases of investment securities                            (33,904)         (1,276,395)
                         Net increase in interest-bearing
                           deposits at banks                                          (355,099)           (210,003)
                         Proceeds from sales of loans and leases                          7,601                   -
                         Net increase in loans and leases                             (287,687)            (15,275)
                         Capital expenditures, net                                      (2,116)             (9,833)
                         Other, net                                                       2,510               7,151
- --------------------------------------------------------------------------------------------------------------------
                              Net cash used by investing activities                   (255,254)         (1,041,001)
- --------------------------------------------------------------------------------------------------------------------
Cash flows from          Net decrease in deposits                                      (77,288)           (485,199)
financing activities     Net increase in short-term borrowings                           70,281           1,304,628
                         Payments on long-term borrowings                                  (51)                (46)
                         Purchases of treasury stock                                   (22,107)                   -
                         Dividends paid - common                                        (6,805)             (6,177)
                         Dividends paid - preferred                                     (1,800)             (1,800)
                         Other, net                                                     (1,613)               3,863
- --------------------------------------------------------------------------------------------------------------------
                              Net cash provided (used) by financing activities         (39,383)             815,269
- --------------------------------------------------------------------------------------------------------------------
                         Net decrease in cash and cash equivalents                 $   (88,509)           (174,641)
                         Cash and cash equivalents at beginning of period               525,221             576,967
                         Cash and cash equivalents at end of period                $    436,712             402,326
- --------------------------------------------------------------------------------------------------------------------
Supplemental             Interest received during the period                       $    359,625             365,967
disclosure of cash       Interest paid during the period                                125,539             139,126
flow information         Income taxes paid during the period                             69,501              37,693
- --------------------------------------------------------------------------------------------------------------------
Supplemental schedule of
noncash investing and
financing activities     Real estate acquired in settlement of loans               $      6,763               4,600
- --------------------------------------------------------------------------------------------------------------------



                              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES



CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
Dollars in thousands, except per share


                                                                                      Unrealized
                                                                                      investment
                                   Preferred      Common                  Undivided   gains(losses), Treasury
                                   stock          stock       Surplus      profits        net        stock     Total

- ------------------------------------------------------------------------------------------------------------------------
1993
Balance - January 1, 1993             $40,000      40,487      96,816     509,984             -    (60,492)    $626,795
Net income                                  -           -           -      49,507             -           -      49,507
Preferred stock cash dividends              -           -           -     (1,800)             -           -     (1,800)
Common stock cash dividends -
  $.90 per share                            -           -           -     (6,177)             -           -     (6,177)
Exercise of stock options                   -           -         270           -             -       1,649       1,919
- ------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1993               $40,000      40,487      97,086     551,514             -    (58,843)    $670,244
- ------------------------------------------------------------------------------------------------------------------------
1994
Balance - January 1, 1994             $40,000      40,487      97,787     595,322         9,148    (58,750)    $723,994
Net income                                  -           -           -      56,309             -           -      56,309
Preferred stock cash dividends              -           -           -     (1,800)             -           -     (1,800)
Common stock cash dividends -
  $1.00 per share                           -           -           -     (6,805)             -           -     (6,805)
Exercise of stock options                   -           -         121           -             -         536         657
Purchases of treasury stock                 -           -           -           -             -    (22,107)    (22,107)
Unrealized losses on investment
 securities available for sale, net         -           -           -           -      (32,549)           -    (32,549)
- ------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1994               $40,000      40,487      97,908     643,026      (23,401)    (80,321)    $717,699
- ------------------------------------------------------------------------------------------------------------------------



CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (unaudited)
Dollars in thousands
                                                                                                      Six months ended
                                                                                                          June 30
                                                                                                     1994        1993
- ------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                  $195,878     151,690
Provision for possible credit losses                                                                 33,884      38,530
Net charge-offs
  Charge-offs                                                                                      (15,929)    (22,514)
  Recoveries                                                                                          9,295       5,021
- ------------------------------------------------------------------------------------------------------------------------
    Total net charge-offs                                                                           (6,634)    (17,493)
- ------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                     $223,128     172,727


NOTES TO FINANCIAL STATEMENTS



1.    Significant accounting policies

      The consolidated financial statements of First Empire State Corporation and subsidiaries ("the Company") were compiled in accordance with the accounting policies set forth on pages 35 and 36 of the Company's 1993 Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature. Certain reclassifications have been made to prior period financial statements to conform to current period presentation.


2.    Investment securities

      The amortized cost and estimated fair value of investment securities were as follows:


                                                            Estimated
                                              Amortized       fair
     (in thousands)                             cost          value
                                              ---------     ----------
     June 30, 1994
     Investment securities
       available for sale:
     Mortgage-backed securities
       Government issued
        or guaranteed                        $  969,025        940,468
       Other                                    760,519        733,330
     Other debt securities                       20,770         21,015
     Equity securities                           13,047         27,105
                                              ---------      ---------
                                              1,763,361      1,721,918
                                              ---------      ---------
     Investment securities
       held to maturity:
     U.S. Treasury and
       federal agency                           173,105        168,288
     Obligations of states and
       political subdivisions                    47,636         47,925
     Other debt securities                          831            776
                                              ---------      ---------
                                                221,572        216,989
                                              ---------      ---------
     Other securities                            41,442         41,442
                                              ---------      ---------
         Total                               $2,026,375      1,980,349
                                              =========      =========

     December 31, 1993
     Investment securities
       available for sale:
     Mortgage-backed securities
       Government issued
        or guaranteed                        $1,210,921      1,214,202
     Other                                      896,362        895,902
     Other debt securities                       39,893         40,831
     Equity securities                           11,086         23,132
                                              ---------      ---------
                                              2,158,262      2,174,067
                                              ---------      ---------

     Investment securities
       held to maturity:
     U.S. Treasury and
       federal agency                           173,193        172,871
     Obligations of states and
       political subdivisions                    49,230         49,880
     Other debt securities                          908            866
                                              ---------      ---------
                                                223,331        223,617
                                              ---------      ---------

     Other securities                            31,754         31,754
                                              ---------      ---------
          Total                              $2,413,347      2,429,438
                                              =========      =========

3.   Interest rate swap contracts

     At June 30, 1994, the Company had outstanding currently effective interest rate swap contracts entered into for interest rate risk management purposes with a notional amount of approximately $1.4 billion. The net effect of interest rate swaps was to increase net interest income by $3.2 million and $9.7 million during the three months ended June 30, 1994 and 1993, respectively, and by $9.8 million and $18.1 million during the six months ended June 30, 1994 and 1993, respectively. As of June 30, 1994, the Company had also entered into forward swaps with an aggregate notional amount of $575 million. These forward interest rate swap commitments had no effect on net income. The Company estimates that as of June 30, 1994, it would have had to pay approximately $71 million to terminate all interest rate swap contracts. Such estimate of the fair value of the swap contracts was based upon market quotations available to the Company. The swaps modify the repricing characteristics of certain portions of the loan and deposit portfolios. Since these swaps have been entered into for interest rate risk management purposes, the estimated amount noted above should be considered in the context of the entire balance sheet of the Company. The estimated market value of interest rate swaps entered into for interest rate risk management purposes is not recognized in the consolidated financial statements.



4.   Acquisitions

     On April 1, 1994, First Empire State Corporation ("First Empire") announced that it had entered into a definitive agreement to acquire Ithaca Bancorp, Inc. of Ithaca, New York ("Ithaca Bancorp"). At acquisition, Ithaca Bancorp's savings bank subsidiary, Citizens Savings Bank, F.S.B., will be merged into First Empire's commercial bank subsidiary, Manufacturers and Traders Trust Company ("M&T Bank"). First Empire will pay the common stockholders of Ithaca Bancorp cash consideration of $19 per share, subject to increase or decrease based on the level of Ithaca Bancorp's adjusted stockholders' equity and loan loss reserves at or near the closing. Assuming no adjustment to the per share price, the aggregate cash consideration will be approximately $46 million. Consummation of the transaction is subject to a number of conditions, including regulatory approvals. Subject to the satisfaction of these conditions, it is anticipated that the transaction will be completed in the second half of 1994. The transaction will be accounted for under the purchase method of accounting. Citizens Savings Bank, F.S.B. operates twelve banking offices in central and southern New York. At June 30, 1994, Ithaca Bancorp reported total assets of $449 million, loans of $362 million, deposits of $333 million and stockholders' equity of $26.0 million.

     On April 9, 1994, M&T Bank entered into an agreement to acquire from Chemical Bank seven branch offices in the Hudson Valley region of New York State and assume approximately $175 million in deposits associated with the branches. Consummation of the transaction is subject to a number of conditions, including regulatory approvals, but is anticipated to occur n the second half of 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income of First Empire State Corporation ("First Empire") was $28.7 million or $3.96 per common share in the second quarter of 1994, increases of 14% and 16%, respectively, from the second quarter of 1993 when net income was $25.2 million or $3.42 per common share. For the six months ended June 30, 1994, net income was $56.3 million or $7.73 per common share, up 14% and 15%, respectively, from $49.5 million or $6.73 per common share earned during the comparable period of 1993. The rate of return on average assets for First Empire and its consolidated subsidiaries ("the Company") in the second quarter of 1994 was 1.16%, up from .96% in the year-earlier quarter and 1.11% in 1994's first quarter. The return on average common stockholders' equity was 16.32% in the second quarter of 1994, up from 15.74% in the second quarter of 1993 and 15.68% in the first quarter of 1994. In the first half of 1994 the return on average assets was 1.14%, up from 0.98% for the corresponding 1993 period. Through the first half of 1994, the return on average common stockholders' equity was 16.00%, compared with 15.80% in the first half of 1993.


On April 1, 1994, First Empire announced that it had entered into a definitive agreement to acquire Ithaca Bancorp, Inc. of Ithaca, New York ("Ithaca Bancorp"). At acquisition, Ithaca Bancorp's savings bank subsidiary, Citizens Savings Bank, F.S.B., which operates twelve branch offices in central and southern New York State, will be merged into First Empire's commercial bank subsidiary, Manufacturers and Traders Trust Company ("M&T Bank"). First Empire will pay the common stockholders of Ithaca Bancorp cash consideration of $19 per share, subject to increase or decrease based on the level of Ithaca Bancorp's adjusted stockholders' equity and loan loss reserves at or near the closing. Assuming no adjustment to the per share price, the aggregate cash consideration would be approximately $46 million. Consummation of the transaction is subject to a number of conditions, including regulatory approvals. Subject to the satisfaction of these conditions, it is anticipated that the transaction will be completed in the second half of 1994.

At June 30, 1994, Ithaca Bancorp reported total assets of $449 million, loans of $362 million, deposits of $333 million and stockholders' equity of $26.0 million.

On April 9, 1994, M&T Bank entered into an agreement to acquire from Chemical Bank seven branch offices in the Hudson Valley region of New York State and assume the deposits associated with such offices totaling approximately $175 million. Consummation of the transaction is subject to regulatory approval and other conditions, but is anticipated to occur in the second half of 1994.


Taxable-Equivalent Net Interest Income

Net interest income expressed on a taxable-equivalent basis was $116.9 million in the second quarter of 1994, down $3.5 million from $120.4 million earned in the second quarter of 1993 and $2.0 million lower than $118.9 million earned in the first quarter of 1994. The decline from the second quarter of 1993 was primarily the result of a 41 basis point (hundredths of one percent) decrease to 8.45% in the yield on loans, partially offset by a $309 million increase in average loans outstanding, and a 90 basis point increase to 3.93% in the rate on short-term borrowings. The decline in net interest income from the first quarter of 1994 was largely due to increases in interest rates paid on short-term borrowings and deposits of 79 basis points and 13 basis points, respectively. In general, interest rates paid on interest-bearing liabilities increased more than yields on interest earning assets in the second quarter of 1994.

For the first six months of 1994, taxable-equivalent net interest income was $235.8 million, down from $237.0 million in the corresponding 1993 period. The factors contributing to this decline include a larger decrease in the yield on loans than in the rate paid on deposits and a 49 basis point increase to 3.53% in the rate paid on short-term borrowings resulting from increases in money-market interest rates during the first half of 1994.

The Company's net interest margin, which is taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, was 4.93% in the second quarter of 1994 compared with 4.79% in the second quarter of 1993 and 4.99% in the first quarter of 1994. The increase from the second quarter of 1993 was the result of a 9 basis point increase in the net interest spread, or the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, to 4.45% and a 5 basis point increase in the contribution of interest-free funds to .48%. The improved net interest spread resulted from changes in the Company's portfolio of earning assets to include an increased proportion of loans, which generally yield more than money-market assets and investment securities, and decreased discretionary holdings of money-market assets. Combined, these two factors were largely responsible for the 10 basis point increase to 7.64% in the yield on earning assets in the second quarter of 1994 from the second quarter of 1993. Partially offsetting the improved yield on earning assets was a slight increase of 1 basis point to 3.19% in the cost of interest-bearing liabilities during the three months ended June 30, 1994 from the comparable period in 1993. The higher contribution of interest-free funds resulted primarily from an increased amount of net funds on which the Company does not pay interest.

The 6 basis point decrease in net interest margin from the first quarter of 1994 was primarily the result of an 11 basis point decline in net interest spread from 4.56% to 4.45%. Although rising rates and a higher concentration of loans in the earning assets mix raised the yield on earning assets in the second quarter by 16 basis points from 7.48% in 1994's first quarter, the spread was compressed because the cost of interest-bearing liabilities rose by 27 basis points from 2.92%. A 79 basis point increase in rates paid on short-term borrowings was the largest single factor in the increased cost of interest-bearing liabilities. The decline in spread was offset partially by an increase of 5 basis points in the contribution of interest-free funds, resulting from the aforementioned increase in the cost of interest-bearing liabilities which is used to value these funds.

Compared with the corresponding period in 1993, during the first six months of 1994 the net interest margin rose 8 basis points to 4.96% reflecting a 7 basis point increase to 4.51% in the net interest spread and a 1 basis point increase to .45% in the contribution from interest-free funds. The improvement in net interest-spread resulted from a greater decline in the cost of interest-bearing liabilities to 3.05% in 1994 from 3.26% in 1993 than in the yield on earning assets which declined to 7.56% from 7.70%.

Despite recent increases in short-term interest rates, the spread between the prime rate and other money-market rates has remained at historically high levels, resulting in an interest rate environment that has been favorable to many banks. However, management believes that further changes in the rate environment or reductions in spreads could adversely impact the Company's net interest income. Further, management believes that higher interest rates will likely have a short-term detrimental effect on the Company's net interest income, but that over a longer period net interest income would benefit from rising interest rates. Management closely monitors the Company's exposure to changing interest rates and spreads and stands ready to take action to mitigate such exposure when deemed prudent to do so.

As part of its overall interest rate risk management program, the Company has entered into several interest rate swap agreements. Revenue and expense arising from these transactions are reflected in both the yields on loans and rates paid on interest-bearing deposits. The aggregate notional amount of interest rate swap agreements used as part of the Company's interest rate risk management program in effect at June 30, 1994 and 1993 was $1.40 billion
and $1.35 billion, respectively.   The effect of interest rate swaps on the
Company's net interest income and margin as well as average notional amounts are presented in the accompanying table.




INTEREST RATE SWAPS
Dollars in thousands



                                      Three months ended June 30
                        ----------------------------------------------------
                                1994                          1993
                        ----------------------       -----------------------
                                       Average                     Average
                        Amount         Rate(1)        Amount       Rate(1)
                        ------         -------        ------       -------


Increase (decrease) in:

  Interest income        $ 2,699         0.12  %        $ 7,704     0.30   %

  Interest expense          (478)       (0.03)           (2,015)   (0.09)
                          ------                         ------
  Net interest

    income/margin        $ 3,177         0.14           $ 9,719     0.38
                          ======                         ======
Average notional
  amount (2)          $1,335,165                     $1,314,835
                       =========                      =========



                                      Six months ended June 30
                        ----------------------------------------------------
                                 1994                         1993
                        ----------------------       -----------------------
                                       Average                     Average
                        Amount         Rate(1)        Amount       Rate(1)
                        ------         -------        ------       -------

Increase (decrease) in:
  Interest income        $ 7,404         0.16  %        $14,194     0.29   %
  Interest expense        (2,414)       (0.06)           (3,900)   (0.09)
                          ------                         ------
  Net interest
    income/margin        $ 9,818         0.21           $18,094     0.38
                          ======                         ======
Average notional
  amount (2)          $1,273,152                     $1,161,464
                       =========                      =========

(1) Computed as an annualized percentage of interest-earning assets or interest-bearing liabilities

(2)  Excludes forward-starting interest rate swaps


Additionally, as of June 30, 1994, the Company had entered into forward-starting interest rate swap agreements with an aggregate notional amount of $575 million. These forward starting swaps had no effect on net income through June 30, 1994.

The Company estimates that as of June 30, 1994, it would have had to pay approximately $71 million to terminate all interest rate swap contracts entered into as part of the interest rate risk management program. Such estimate of the fair value of the swap contracts was based upon market quotations available to the Company. The swaps modify, in a cost and capital efficient manner, the repricing characteristics of certain portions of the loan and deposit portfolios. Since these swaps have been entered into for interest rate risk management purposes, the estimated amount noted above should be considered in the context of the entire balance sheet of the Company. The estimated market value of interest rate swaps entered into for interest rate risk management purposes is not recognized in the consolidated financial statements.

Average earning assets declined to $9.5 billion in the second quarter of 1994 from $10.1 billion in the second quarter of 1993 and $9.7 billion in the first quarter of 1994. The decline from the prior year's second quarter was the result of an $897 million decline in money-market assets, partially offset by a $309 million increase in average loans. The Company's decision to reduce holdings of money-market assets was based on the desire to limit the amount of short-term borrowings, which had been used to fund such assets, and to reduce the size of the balance sheet, thereby strengthening capital ratios, in anticipation of completing the pending acquisitions.

Average investment securities totaled $2.1 billion in the second quarter of both 1994 and 1993, but were down from $2.3 billion in the first quarter of 1994. Ongoing repayments on securities, growth in loans, which generally yield more than investment securities, and the level of deposits largely determined the size of the portfolio of investment securities.

Average loans and leases increased 4% to $7.3 billion in the second quarter of 1994 from $7.0 billion in the corresponding 1993 quarter and 1% from $7.2 billion in the first quarter of 1994. This growth occurred primarily in the Company's portfolio of consumer loans and consists of increases in the outstanding balances of automobile and credit card loans. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.


AVERAGE LOANS AND LEASES
(net of unearned discount)

dollars in millions

                                                     Percent increase
                                                     (decrease) from
                                     2nd Qtr.      2nd Qtr.    1st Qtr.
                                       1994         1993         1993
                                    ---------      ------      -------
Commercial, financial, etc.          $ 1,463          3 %        (1)%
Real estate - commercial               3,086          7           2
Real estate - consumer                 1,385         (8)         (3)
Consumer                               1,332         16           6
                                       ------        --           --
      Total                          $ 7,266          4 %         1 %
                                       ======        ==           ==


Core deposits, which include noninterest-bearing demand deposits, interest-bearing transaction accounts, savings deposits and domestic time deposits under $100,000, represent a significant source of funding, at generally lower interest rates than are available on wholesale funds of similar expected maturities. In response to lower interest rates in recent years, depositors have sought potentially higher returns by redeploying deposits, primarily time deposits, out of the banking system and into alternative investment vehicles, such as mutual funds. This trend was the leading factor in the decline in average core deposits to $6.8 billion in the second quarter of 1994 from $7.3 billion in the comparable quarter of 1993. Compared with the first quarter of 1994, deposit outflows slowed in the second quarter and, as a result, average core deposits were little changed in the recently completed quarter, during which interest rates on deposits increased. The accompanying table provides an analysis of quarterly changes in the components of average core deposits.


AVERAGE CORE DEPOSITS
Dollars in millions

                                                     Percent increase
                                                     (decrease) from
                                     2nd Qtr.      2nd Qtr.    1st Qtr.
                                       1994          1993        1994
                                    ---------      ------      -------

NOW accounts                         $   751          6 %        (1)%
Savings deposits                       3,380         (5)         (1)
Time deposits under $100,000           1,659        (18)          -
Demand deposits                          992          3          (1)
                                       ------        --           --
    Total                            $ 6,782         (6)%        (1)%
                                       ======        ==           ==


In addition to core deposits, the Company uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York ("FHLB") and others as sources of funding. Short-term borrowings averaged $1.8 billion in the second quarter of 1994, compared with $2.0 billion in the second quarter of 1993 and $1.9 billion in the first quarter of 1994. In general, short-term borrowings have been used to fund money-market investments and investment
securities, and to supplement deposits as a source of funds.   Maturities of
money-market assets, repayments of loans and investment securities, and cash generated from operations also provide the Company with sources of funding.

Additionally, through membership in the FHLB, as well as other available borrowing facilities, First Empire's banking subsidiaries have access to funding aggregating several times anticipated needs.

First Empire's ability to pay dividends and fund parent company operating expenses is primarily dependent on the receipt of dividend payments from its banking subsidiaries, which are subject to various regulatory limitations. First Empire also maintains a line of credit with an unaffiliated commercial bank. Management does not anticipate engaging in any activity, either currently or in the long-term, which would cause a significant strain on liquidity at either First Empire or its subsidiary banks. Further, management believes that available sources of liquidity are more than adequate to meet anticipated funding needs.


Provision for Possible Credit Losses

The provision for possible credit losses was $14.0 million in the second quarter of 1994, down from $20.2 million in the second quarter of 1993 and $19.9 million in the first quarter of 1994. Net loan charge-offs totaled $3.9 million in the recent quarter, compared with $9.3 million in the corresponding 1993 quarter and $2.7 million in this year's first quarter. Net charge-offs as an annualized percentage of average loans outstanding were .22% in the second quarter of 1994, compared with .54% in the corresponding 1993 quarter and .15% in the first quarter of 1994.

Nonperforming loans were $80.3 million or 1.09% of total loans at June 30, 1994, compared to $91.9 million or 1.31% at June 30, 1993 and $86.8 million or 1.20% at March 31, 1994. Nonperforming commercial real estate loans totaled $49.4 million at June 30, 1994, $55.3 million at June 30, 1993 and $56.2 million at March 31, 1994. Included in nonperforming commercial real estate loans were loans secured by properties in the metropolitan New York City area aggregating $35.3 million and $34.2 million at June 30, 1994 and 1993, respectively, and $37.3 million at March 31, 1994. The amount of repossessed assets taken in foreclosure of defaulted loans totaled $12.4 million at June 30, 1994, $11.9 million at March 31, 1994, and $14.1 million at June 30, 1993.

As a result of some signs of economic recovery in market areas served by the Company and following recent declines in net charge-offs, management believed it was appropriate to record a provision for possible credit losses that was lower than the amounts recorded in any quarter since the second quarter of 1991. Nevertheless, management continues to remain cautious about the sustainability and magnitude of economic recovery in market areas served by the Company. As a result of its ongoing evaluation of the loan portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral, management believes that the allowance for possible credit losses at June 30, 1994 was adequate to absorb credit losses from existing loans, leases and credit commitments.

The allowance for possible credit losses was $223.1 million or 3.01% of total loans and leases at June 30, 1994, compared with $172.7 million or 2.46% a year earlier, $195.9 million or 2.70% at December 31, 1993 and $213.0 million or 2.94% at March 31, 1994. The ratio of the allowance to nonperforming loans was 278% at June 30, 1994, up from 188% a year earlier, 238% at December 31, 1993 and 245% at March 31, 1994.

A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSETS
Dollars in thousands

                               1994 Quarters            1993 Quarters
                              Second    First      Fourth    Third   Second
                            --------   ------      ------   ------   ------
Nonaccrual loans            $ 68,881   74,951      68,936   69,436   79,511
Loans past due
  90 days or more             11,444   11,890      11,122   14,007   12,364
Renegotiated loans               -        -         2,195    2,200      -
                             -------   ------      ------   ------  -------
Total nonperforming loans     80,325   86,841      82,253   85,643   91,875
                             =======   ======      ======   ======  =======
Other real estate owned       12,418   11,916      12,222   14,554   14,054
                             -------   ------      ------   ------  -------
Total nonperforming assets  $ 92,743   98,757      94,475  100,197  105,929
                             =======   ======      ======   ======  =======

Nonperforming loans
  to total loans, net of
  unearned discount             1.09%    1.20%      1.13%     1.21%   1.31%

Nonperforming assets
  to total net loans and
  other real estate owned       1.25%    1.36%      1.30%     1.41%   1.51%
                                ====     ====       ====      ====    ====


Other Income

Other income in the second quarter of 1994 totaled $29.4 million, 7% higher than $27.5 million earned during the second quarter of 1993 and 3% higher than the first quarter of 1994. Other income for the first six months of 1994 was $57.8 million, up 6% from $54.4 million in the comparable period of 1993.

Including the effect of revised fee schedules, service charges on deposit accounts totaled $8.8 million in the second quarter of 1994, an increase of 7% from $8.2 million in the second quarter of 1993, but little changed from $8.9 million in the first quarter of 1994. Trust income was $5.8 million in the second quarter of 1994, compared with $5.7 million in the year earlier quarter and $5.4 million in the first three months of this year. Merchant discount and credit card fees increased to $2.2 million in the second quarter of 1994 from $2.0 million in the second quarter of 1993 and $1.9 million in the first quarter of 1994.

Trading account activity resulted in a net gain of $93 thousand in the second quarter of 1994, compared with a net gain of $280 thousand in the corresponding quarter of 1993 and a net loss of $208 thousand for the first three months of 1994. Other revenues from operations totaled $12.5 million in the second quarter of 1994, an increase of 11% from $11.3 million in the second quarter of 1993 and virtually unchanged from the $12.4 million earned in the first quarter of 1994. Higher revenues from the sale and servicing of loans contributed to the increase in other revenues from operations from the second quarter of 1993.


For the first six months of the year, service charges on deposit accounts increased 14% to $17.7 million in 1994 from $15.6 million in 1993, reflecting the impact of the revised fee schedules referred to above which went into effect in January 1994. Compared with the same period in 1993, trust income declined 2% to $11.2 million during the first six months of 1994 while merchant discount and credit card fees increased 3% to $4.1 million. Trading account activity resulted in a loss of $115 thousand for the first six months of 1994, compared with income of $1.0 million in the first half of 1993.
Other revenues from operations increased 16% to $25.0 million in the first six months of 1994 from $21.6 million in the comparable 1993 period, primarily as a result of increased income from residential mortgage loan servicing and higher gains on sales of loans. Residential mortgage loans serviced for others totaled $3.6 billion and $2.3 billion at June 30, 1994 and 1993, respectively.

Other Expense

Other expense totaled $82.0 million in the second quarter of 1994, a decrease of 3% from $84.6 million in the second quarter of 1993, but up nearly 4% from this year's first quarter. Through the first half of 1994, other expense was $161.2 million or 4% lower than in the comparable 1993 period.

Salaries and employee benefits expense was $41.6 million in the recent quarter, 15% higher than a year earlier and 4% above the first quarter of 1994. Salaries and benefits expense totaled $81.5 million for the first half of 1994, up 7% from $76.0 million in the comparable 1993 period. Higher expenses associated with stock appreciation rights granted in 1990 and 1991, merit salary increases and higher benefit costs were largely responsible for the increases.


Nonpersonnel expenses totaled $40.4 million in the second quarter of 1994, down 17% or $8.1 million from the second quarter of 1993, but nearly 3% above the first quarter of 1994. Such expenses were $79.8 million during the first six months of 1994, down 13% from $92.0 million during the comparable period of 1993. Significant factors contributing to the declines in 1994 from 1993 were reduced expenses for professional services, printing, postage, other real estate owned and advertising and promotion activities, along with reductions of write-downs in the carrying value of excess servicing fees receivable and purchased mortgage servicing rights associated with residential mortgage loans serviced for others. There were no such write-downs in the second quarter of 1994 and only $500 thousand were necessary in the first half of 1994, compared with $1.2 million and $3.9 million during the three and six month periods ended June 30, 1993, respectively. At June 30, 1994, the Company had approximately $17.0 million of excess servicing fees receivable and purchased mortgage servicing rights recorded as assets.


Capital

Common stockholders' equity totaled $677.7 million at June 30, 1994, compared with $630.2 million a year earlier and $684.0 million at December 31, 1993. On a per share basis, common stockholders' equity was $100.63 at June 30, 1994, an increase of 10% from $91.67 at June 30, 1993 and 1% from $99.43 at December 31, 1993. Total stockholders' equity at June 30, 1994 was $717.7 million or 6.94% of total assets, compared with $670.2 million or 6.41% of total assets a year earlier and $724.0 million or 6.99% of total assets at December 31, 1993.


Stockholders' equity at June 30, 1994 included a reduction of $23.4 million,

or $3.47 per common share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which the Company adopted on December 31, 1993. Such unrealized losses represent the amount by which amortized cost exceeded the fair value of such investment securities, net of applicable income taxes. At December 31, 1993, stockholders' equity included $9.1 million, or $1.33 per common share, of net unrealized gains from securities classified as available for sale.


In December of 1993, First Empire announced a plan to repurchase up to 506,930 shares of common stock to be held as treasury stock for reissuance upon the possible future conversion of its 9% convertible preferred stock. As of June 30, 1994, First Empire had repurchased 157,500 common shares pursuant to such plan at an average cost of $140.36.

Federal regulators have implemented risk-based capital measures to assess the capital adequacy of banking institutions. Generally, a banking institution is required to maintain risk-based "core capital" and "total capital" ratios of at least 4% and 8%, respectively. In addition to the risk-based measures,

Federal bank regulators have also implemented a minimum leverage ratio guideline of 3% of the quarterly average of total assets. The accompanying table presents the capital ratios of First Empire and its consolidated subsidiaries, M&T Bank and The East New York Savings Bank ("East New York"), as of June 30, 1994.


REGULATORY CAPITAL RATIOS
June 30, 1994

                       First Empire       M&T
                      (Consolidated)      Bank      East New York
                      --------------    --------    -------------

Core capital             9.53%           9.16%          9.21%
Total capital           11.76%          11.60%         10.47%
Leverage                 7.48%           6.96%          7.46%


The Company has maintained capital ratios well in excess of minimum regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders' equity, was 13.55% and 13.23% during the three and six month periods ended June 30, 1994, respectively, compared with 12.69%, and 12.91% during the comparable periods of 1993.


                      FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES



FINANCIAL HIGHLIGHTS
Amounts in thousands, except per share

                                                               Three months ended                   Six months ended
                                                                  June 30                                June 30
                                                      1994          1993      Change          1994        1993      Change
- --------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
- --------------------------------------------------------------------------------------------------------------------------
          Net income                                 $28,681         25,185   +  14 %        $56,309    49,507   +  14 %
          Per common share
            Net income
              Primary                                  $3.96           3.42   +  16            $7.73     $6.73   +  15
              Fully diluted                             3.80           3.31   +  15             7.43      6.52   +  14
            Cash dividends                               .50            .50       -             1.00       .90   +  11

          Average common shares outstanding
            Primary                                    7,014          7,102    -  1            7,048     7,086    -  1
            Fully diluted                              7,541          7,609    -  1            7,578     7,598       -
          Annualized return on
            Average total assets                      1.16 %          .96 %                   1.14 %     .98 %
            Average common
              stockholders' equity                   16.32 %        15.74 %                  16.00 %   15.80 %
          Market price per common share
            Closing                                  $156.50        137.00    +  14          $156.50    137.00    + 14
            High                                      156.50        159.00                    156.50    159.00
            Low                                       136.75        133.13                    135.00    130.25

- --------------------------------------------------------------------------------------------------------------------------
AT JUNE 30
- --------------------------------------------------------------------------------------------------------------------------
          Loans and leases,
            net of unearned discount              $7,401,229      7,020,603   +   5 %
          Total assets                            10,335,638     10,456,807   -   1
          Total deposits                           7,275,888      7,590,933   -   4
          Total stockholders' equity                 717,699        670,244   +   7
          Stockholders' equity
            per common share                         $100.63          91.67   +  10

- --------------------------------------------------------------------------------------------------------------------------



      18-19




                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES


AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES
Average balance in millions; interest in thousands

                                                  1994 Second quarter                 1994 First quarter
                                                  Average               Average       Average               Average
                                                  balance     Interest    rate        balance     Interest    rate
- ---------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                   $   1,463   $  27,993      7.68 %       1,475      26,080      7.17 %
  Real estate                                       4,471      95,067      8.50         4,457      93,058      8.35
  Consumer                                          1,332      30,071      9.06         1,256      29,884      9.65
- ---------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                     7,266     153,131      8.45         7,188     149,022      8.41
- ---------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                    5          57      4.38            18         154      3.55
  Federal funds sold and agreements
    to resell securities                              138       1,390      4.03           155       1,443      3.76
  Trading account                                       9         126      5.65            11         177      6.81
- ---------------------------------------------------------------------------------------------------------------------
    Total money-market assets                         152       1,573      4.14           184       1,774      3.92
- ---------------------------------------------------------------------------------------------------------------------
Investment securities
  U.S. Treasury and federal agency                  1,186      13,217      4.47         1,297      14,673      4.59
  State and municipal                                  54         740      5.49            52         731      5.66
  Other                                               857      12,510      5.86           944      11,960      5.14
- ---------------------------------------------------------------------------------------------------------------------
    Total investment securities                     2,097      26,467      5.06         2,293      27,364      4.84
    Total earning assets                            9,515     181,171      7.64         9,665     178,160      7.48
- ---------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                 (219)                               (203)
Cash and due from banks                               309                                 308
Other assets                                          281                                 286
- ---------------------------------------------------------------------------------------------------------------------
    Total assets                                $   9,886                              10,056
- ---------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                  $     751       2,814      1.50           761       2,846      1.52
  Savings deposits                                  3,380      20,921      2.48         3,400      20,689      2.47
  Time deposits                                     1,993      20,797      4.18         1,992      18,747      3.82
  Deposits at foreign office                          104         817      3.14           137         928      2.75
- ---------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                 6,228      45,349      2.92         6,290      43,210      2.79
- ---------------------------------------------------------------------------------------------------------------------
Short-term borrowings                               1,775      17,391      3.93         1,872      14,501      3.14
Obligations under capital leases                        1          13     10.06             1          15     10.19
Other long-term borrowings                             75       1,524      8.15            75       1,523      8.24
- ---------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities              8,079      64,277      3.19         8,238      59,249      2.92
- ---------------------------------------------------------------------------------------------------------------------
Demand deposits                                       992                                 997
Other liabilities                                      92                                  90
- ---------------------------------------------------------------------------------------------------------------------
    Total liabilities                               9,163                               9,325
- ---------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                  723                                 731
- ---------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity  $   9,886                              10,056
- ---------------------------------------------------------------------------------------------------------------------
Net interest spread                                                        4.45                                4.56
Contribution of interest-free funds                                        0.48                                0.43
- ---------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                $ 116,894      4.93 %                 118,911      4.99 %

*Includes nonaccruing loans


                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES


AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)
Average balance in millions; interest in thousands

                                                      1993 Fourth quarter                 1993 Third quarter
                                                  Average               Average       Average               Average
                                                  balance     Interest    rate        balance     Interest    rate
- ---------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                   $   1,443   $  26,278      7.23 %       1,387      27,931      7.99 %
  Real estate                                       4,410      93,670      8.50         4,411      94,939      8.61
  Consumer                                          1,227      30,362      9.82         1,193      30,469     10.13
- ---------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                     7,080     150,310      8.42         6,991     153,339      8.70
- ---------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                  174       1,553      3.55           212       1,897      3.55
  Federal funds sold and agreements
    to resell securities                              577       4,976      3.42           343       2,953      3.41
  Trading account                                      19         268      5.61            17         265      6.11
- ---------------------------------------------------------------------------------------------------------------------
    Total money-market assets                         770       6,797      3.50           572       5,115      3.54
- ---------------------------------------------------------------------------------------------------------------------
Investment securities
  U.S. Treasury and federal agency                  1,492      17,072      4.54         1,497      17,065      4.52
  State and municipal                                  47         677      5.74            34         579      6.75
  Other                                               982      10,694      4.32           853       8,971      4.17
- ---------------------------------------------------------------------------------------------------------------------
    Total investment securities                     2,521      28,443      4.48         2,384      26,615      4.43
- ---------------------------------------------------------------------------------------------------------------------
    Total earning assets                           10,371     185,550      7.10         9,947     185,069      7.38
- ---------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                 (194)                               (179)
Cash and due from banks                               310                                 306
Other assets                                          288                                 274
- ---------------------------------------------------------------------------------------------------------------------
    Total assets                                $  10,775                              10,348
- ---------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                  $     773       3,060      1.57           769       3,204      1.65
  Savings deposits                                  3,430      21,372      2.47         3,479      22,108      2.52
  Time deposits                                     2,024      20,590      4.04         2,166      23,499      4.30
  Deposits at foreign office                          115         788      2.70           121         827      2.72
- ---------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                 6,342      45,810      2.87         6,535      49,638      3.01
- ---------------------------------------------------------------------------------------------------------------------
Short-term borrowings                               2,517      19,412      3.06         1,949      14,837      3.02
Obligations under capital leases                        1          15      9.97             1          16      9.98
Other long-term borrowings                             75       1,524      8.06            75       1,523      8.06
- ---------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities              8,935      66,761      2.96         8,560      66,014      3.06
- ---------------------------------------------------------------------------------------------------------------------
Demand deposits                                     1,010                                 981
Other liabilities                                     127                                 127
- ---------------------------------------------------------------------------------------------------------------------
    Total liabilities                              10,072                               9,668
- ---------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                  703                                 680
- ---------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity  $  10,775                              10,348
Net interest spread                                                        4.14                                4.32
Contribution of interest-free funds                                        0.40                                0.43
- ---------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                $ 118,789      4.54 %                 119,055      4.75 %


*Includes nonaccruing loans



                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES


AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued) average balance in millions; interest in thousands

                                                       1993 Second quarter
                                                  Average               Average
                                                  balance     Interest    rate
- -------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                   $   1,414   $  29,308      8.31 %
  Real estate                                       4,395      95,295      8.67
  Consumer                                          1,148      29,158     10.19
- -------------------------------------------------------------------------------------
    Total loans and leases, net                     6,957     153,761      8.86
- -------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                  200       1,780      3.57
  Federal funds sold and agreements
    to resell securities                              805       6,468      3.22
  Trading account                                      45         596      5.32
- -------------------------------------------------------------------------------------
    Total money-market assets                       1,050       8,844      3.38
- -------------------------------------------------------------------------------------
Investment securities
  U.S. Treasury and federal agency                  1,258      15,561      4.96
  State and municipal                                  38         628      6.63
  Other                                               767      10,623      5.56
- -------------------------------------------------------------------------------------
    Total investment securities                     2,063      26,812      5.21
- -------------------------------------------------------------------------------------
    Total earning assets                           10,070     189,417      7.54
- -------------------------------------------------------------------------------------
Allowance for possible credit losses                 (168)
Cash and due from banks                               305
Other assets                                          276
- -------------------------------------------------------------------------------------
    Total assets                                $  10,483
- -------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                  $     710       3,198      1.81
  Savings deposits                                  3,542      22,694      2.57
  Time deposits                                     2,315      26,020      4.51
  Deposits at foreign office                          118         790      2.68
- -------------------------------------------------------------------------------------
    Total interest-bearing deposits                 6,685      52,702      3.16
- -------------------------------------------------------------------------------------
Short-term borrowings                               1,960      14,820      3.03
Obligations under capital leases                        1          16     10.09
Other long-term borrowings                             75       1,524      8.15
- -------------------------------------------------------------------------------------
    Total interest-bearing liabilities              8,721      69,062      3.18
- -------------------------------------------------------------------------------------
Demand deposits                                       964
Other liabilities                                     139
- -------------------------------------------------------------------------------------
    Total liabilities                               9,824
- -------------------------------------------------------------------------------------
Stockholders' equity                                  659
- -------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity  $  10,483
- -------------------------------------------------------------------------------------
Net interest spread                                                        4.36
Contribution of interest-free funds                                        0.43
- -------------------------------------------------------------------------------------
Net interest income/margin on earning assets                $ 120,355      4.79 %

*Includes nonaccruing loans


                         PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.

      A number of lawsuits were pending against First Empire and its subsidiaries at June 30, 1994. In the opinion of management, the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated financial condition. Moreover, management believes that First Empire or its subsidiaries have substantial defenses in such litigation, but that there can be no assurance that the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated results of operations in the future.

Item 2. Changes in Securities.
       (Not applicable.)

Item 3. Defaults Upon Senior Securities.
       (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

      Information concerning the re-election of directors at First Empire's Annual Meeting of Stockholders held on April 19, 1994 was previously reported in response to Item 4 of Part II of First Empire's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.

Item 5. Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) The following exhibits are filed as a part of this report:

          Exhibit
            No.
          -------
            11 Statement re: Computation of Earnings Per Common Share. Filed herewith.

      (b) Reports on Form 8-K.

          On April 12, 1994, First Empire filed a Current Report on Form 8-K with the Securities and Exchange Commission dated April 1, 1994 reporting on First Empire's April 1, 1994 announcement that it had entered into a definitive agreement with Ithaca Bancorp, Inc.
          ("Ithaca Bancorp"), Ithaca, New York, pursuant to which Ithaca Bancorp will be acquired by First Empire upon the satisfaction of a number of conditions.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FIRST EMPIRE STATE CORPORATION



Date:  August 1, 1994                By: /s/ James L. Vardon
                                         -------------------
                                        James L. Vardon
                                        Executive Vice President
                                        and Chief Financial Officer

                                     EXHIBIT INDEX

Exhibit
  No.
- -------

  11  Statement re: Computation of Earnings Per Common Share. Filed herewith.