Form 10-Q
period 1994-09-30
FIRST EMPIRE STATE CORP
filed 1994-11-10
CIK 36270

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q




        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1994

                                    or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 1-9861




                      FIRST EMPIRE STATE CORPORATION
          (Exact name of registrant as specified in its charter)



          New York                          16-0968385
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)



  One M & T Plaza
 Buffalo, New York                            14240
(Address of principal                       (Zip Code)
 executive offices)


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

Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on November 1, 1994: 6,604,203 shares.

                      FIRST EMPIRE STATE CORPORATION
                      ------------------------------

                                 FORM 10-Q
                                 ---------

             For the Quarterly Period Ended September 30, 1994
             -------------------------------------------------

Table of Contents of Information Required in Report         Page
- ---------------------------------------------------         ----
Part I.  Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheet -
          September 30,1994 and December 31, 1993            3

          Consolidated Statement of Income -
          Three and nine months ended
          September 30, 1994 and 1993                        4

          Consolidated Statement of Cash Flows -
          Nine months ended September 30, 1994 and 1993      5

          Consolidated Statement of Changes in
          Stockholders' Equity - Nine months ended
          September 30, 1994 and 1993                        6

          Consolidated Summary of Changes in
          Allowance for Possible Credit Losses -
          Nine months ended September 30, 1994 and 1993      6

          Notes to Financial Statements                      7-8

  Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         9-19


Part II. Other Information                                   20

Signatures                                                   21

Exhibit Index                                                22

Exhibit No. 11                                               23

Exhibit No. 27                                               24


                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

- -------------------------------------------------------------------------------------------------------------------
                         FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET                                                           September 30,     December 31,
Dollars in thousands, except per share                                                   1994             1993
                                                                                     (unaudited)
- -------------------------------------------------------------------------------------------------------------------
Assets                   Cash and due from banks                                     $   328,973           195,792
                         Money-market assets
                          Interest-bearing deposits at banks                              70,143            55,044
                          Federal funds sold and
                            agreements to resell securities                              331,316           329,429
                          Trading account                                                  6,790             9,815
                         ------------------------------------------------------------------------------------------
                            Total money-market assets                                    408,249           394,288
                         ------------------------------------------------------------------------------------------
                         Investment securities
                           Available for sale (cost: $1,670,674 at
                             September 30, 1994;
                             $2,158,262 at December 31, 1993)                          1,621,913         2,174,067
                           Held to maturity (market value: $221,256 at
                             September 30, 1994; $223,617 at December 31, 1993)          226,095           223,331
                           Other (market value: $41,442 at September 30, 1994;
                             $31,754 at December 31, 1993)                                41,442            31,754
                         ------------------------------------------------------------------------------------------
                             Total investment securities                               1,889,450         2,429,152
                         ------------------------------------------------------------------------------------------
                         Loans and leases                                              7,813,794         7,439,059
                           Unearned discount                                           (223,636)         (177,960)
                           Allowance for possible credit losses                        (234,317)         (195,878)
                         ------------------------------------------------------------------------------------------
                              Loans and leases, net                                    7,355,841         7,065,221
                         ------------------------------------------------------------------------------------------
                         Premises and equipment                                          124,270           134,874
                         Accrued interest and other assets                               193,773           145,631
                         ------------------------------------------------------------------------------------------
                              Total assets                                           $10,300,556        10,364,958
                         ------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

Liabilities              Noninterest-bearing deposits                                 $1,053,122         1,052,258
                         NOW accounts                                                    722,376           764,690
                         Savings deposits                                              3,118,192         3,364,983
                         Time deposits                                                 2,158,541         1,982,272
                         Deposits at foreign office                                      310,222           189,058
                         ------------------------------------------------------------------------------------------
                              Total deposits                                           7,362,453         7,353,261
                         ------------------------------------------------------------------------------------------
                         Federal funds purchased and agreements
                           to repurchase securities                                    1,813,845         1,381,335
                         Other short-term borrowings                                     235,746           720,332
                         Accrued interest and other liabilities                           92,282           110,446
                         Long-term borrowings                                             75,000            75,000
                         Obligations under capital leases                                    513               590
                         ------------------------------------------------------------------------------------------
                              Total liabilities                                        9,579,839         9,640,964
                         ------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Stockholders' equity     Preferred stock, $1 par, 1,000,000 shares
                            authorized, 40,000 shares issued,
                            stated at aggregate liquidation value                         40,000            40,000
                         Common stock, $5 par, 15,000,000 shares
                            authorized, 8,097,472 shares issued                           40,487            40,487
                         Surplus                                                          98,329            97,787
                         Undivided profits                                               667,249           595,322
                         Unrealized investment gains (losses), net                      (27,692)             9,148
                         Treasury stock - common, at cost -
                            1,471,443 shares at September 30, 1994;
                            1,218,347 shares at December 31, 1993                       (97,656)          (58,750)
                         ------------------------------------------------------------------------------------------
                               Total stockholders' equity                                720,717           723,994
                         ------------------------------------------------------------------------------------------
                               Total liabilities and stockholders' equity            $10,300,556        10,364,958
- -------------------------------------------------------------------------------------------------------------------


- -------------------------------------------------------------------------------------------------------------------
                                   FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF INCOME (unaudited)
Amounts in thousands, except per share                                       Three months ended      Nine months ended
                                                                                  September 30           September 30
                                                                                   1994     1993         1994      1993
- ------------------------------------------------------------------------------------------------------------------------
Interest income                    Loans and leases, including fees             $  161,107   152,609   462,176   458,605
                                   Money-market assets
                                   Deposits at banks                                 1,863     1,897     2,074     5,187
                                   Federal funds sold and agreements
                                     to resell securities                              244     2,953     3,077    15,427
                                   Trading account                                      77       202       300     1,028
                                   Investment securities
                                     Fully taxable                                  25,583    25,653    77,297    73,842
                                     Exempt from federal taxes                         676       567     1,966     1,899
                                   --------------------------------------------------------------------------------------
                                      Total interest income                        189,550   183,881   546,890   555,988
                                   --------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
Interest expense                   NOW accounts                                      2,840     3,204     8,500    10,053
                                   Savings deposits                                 21,258    22,108    62,868    69,020
                                   Time deposits                                    24,307    23,499    63,851    77,918
                                   Deposits at foreign office                        1,610       827     3,355     2,455
                                   Short-term borrowings                            20,841    14,837    52,733    39,047
                                   Long-term borrowings and capital leases           1,537     1,539     4,612     4,619
                                   --------------------------------------------------------------------------------------
                                      Total interest expense                        72,393    66,014   195,919   203,112
                                   --------------------------------------------------------------------------------------
                                   Net interest income                             117,157   117,867   350,971   352,876
                                   Provision for possible credit losses             13,802    19,715    47,686    58,245
                                   --------------------------------------------------------------------------------------
                                   Net interest income after provision
                                     for possible credit losses                    103,355    98,152   303,285   294,631
- -------------------------------------------------------------------------------------------------------------------------
Other income                       Trust income                                      5,099     5,783    16,304    17,199
                                   Service charges on deposit accounts               8,817     8,585    26,495    24,150
                                   Merchant discount and other credit card fees      2,147     2,010     6,240     5,973
                                   Trading account gain                                591       840       476     1,874
                                   Gain on sales of bank investment securities         128        68       128       870
                                   Other revenues from operations                   10,479    10,198    35,445    31,776
                                   --------------------------------------------------------------------------------------
                                       Total other income                           27,261    27,484    85,088    81,842
                                   --------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
Other expense                      Salaries and employee benefits                   40,784    40,165   122,238   116,137
                                   Equipment and net occupancy                      11,881    12,470    37,138    36,022
                                   Printing, postage and supplies                    3,224     2,905     9,744     9,883
                                   Deposit insurance                                 4,065     4,271    12,289    13,413
                                   Other costs of operations                        20,630    20,615    60,405    72,976
                                   --------------------------------------------------------------------------------------
                                       Total other expense                          80,584    80,426   241,814   248,431
                                   --------------------------------------------------------------------------------------
                                   Income before income taxes                       50,032    45,210   146,559   128,042
                                   Applicable income taxes                          20,934    19,358    61,152    52,683
                                   --------------------------------------------------------------------------------------
                                   Net income                                   $   29,098    25,852    85,407    75,359
- -------------------------------------------------------------------------------------------------------------------------

                                   Net income per common share
                                       Primary                                       $4.09      3.52     11.82     10.25
                                       Fully diluted                                 $3.93      3.40     11.34      9.92

                                   Cash dividends per common share                   $ .60       .50      1.60      1.40

                                   Average common shares outstanding
                                       Primary                                       6,899     7,097     6,998     7,090
                                       Fully diluted                                 7,406     7,604     7,530     7,600




- -----------------------------------------------------------------------------------------------------------------------
                                   FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------------------------------------




CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
Dollars in thousands

                                                                                     Nine months ended September 30
                                                                                           1994            1993
- -------------------------------------------------------------------------------------------------------------------
Cash flows from          Net income                                             $           85,407         75,359
operating activities     Adjustments to reconcile net income to net cash
                           provided by operating activities
                             Provision for possible credit losses                           47,686         58,245
                             Depreciation and amortization of premises
                               and equipment                                                13,339         12,128
                             Provision for deferred income taxes                          (20,336)       (20,598)
                             Asset write-downs                                               2,422          7,241
                             Net gain on sales of assets                                   (4,447)          (870)
                             Net change in accrued interest receivable, payable              1,895        (6,879)
                             Net change in other accrued income and expense                   (22)         44,216
                             Net change in loans held for sale                             145,694       (47,991)
                             Net change in trading account assets                            3,025         40,780
                         -----------------------------------------------------------------------------------------
                             Net cash provided by operating activities                     274,663        161,631
- ------------------------------------------------------------------------------------------------------------------
Cash flows from          Proceeds from sales of bank investment securities                   3,304              -
investing activities     Proceeds from maturities of investment securities                 530,832        805,420
                         Purchases of investment securities                               (68,692)    (1,622,179)
                         Net increase in interest-bearing
                           deposits at banks                                              (15,099)      (100,003)
                         Proceeds from sales of loans and leases                             7,601              -
                         Net increase in loans and leases                                (488,190)       (83,166)
                         Capital expenditures, net                                         (3,550)       (15,678)
                         Other, net                                                        (5,346)         18,221
                         -----------------------------------------------------------------------------------------
                              Net cash used by investing activities                       (39,140)      (997,385)
                         -----------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------
Cash flows from          Net increase (decrease) in deposits                                 9,277      (538,133)
financing activities     Net increase (decrease) in short-term borrowings                 (52,076)      1,809,244
                         Payments on long-term borrowings                                     (77)           (70)
                         Purchases of treasury stock                                      (39,719)              -
                         Dividends paid - common                                          (10,780)        (9,615)
                         Dividends paid - preferred                                        (2,700)        (2,700)
                         Other, net                                                        (4,380)        (9,381)
                         -----------------------------------------------------------------------------------------
                              Net cash provided (used) by financing activities           (100,455)      1,249,345
                         -----------------------------------------------------------------------------------------
                         Net increase in cash and cash equivalents              $          135,068        413,591
                         Cash and cash equivalents at beginning of period                  525,221        576,967
                         Cash and cash equivalents at end of period             $          660,289        990,558
- ------------------------------------------------------------------------------------------------------------------
Supplemental             Interest received during the period                    $          548,519        558,905
disclosure of cash       Interest paid during the period                                   194,610        207,309
flow information         Income taxes paid during the period                                85,160         50,602
- ------------------------------------------------------------------------------------------------------------------
Supplemental schedule of
noncash investing and
financing activities     Real estate acquired in settlement of loans            $            8,912          7,536
- ------------------------------------------------------------------------------------------------------------------


- ---------------------------------------------------------------------------------------------------------------------------
                    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ---------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
Dollars in thousands, except per share
                                                                                          Unrealized
                                                                                          investment
                                                                                               gains
                                                   Preferred    Common           Undivided (losses),  Treasury
                                                       stock     stock   Surplus   profits       net     stock     Total
- --------------------------------------------------------------------------------------------------------------------------
1993
Balance - January 1, 1993                            $40,000    40,487    96,816   509,984         -  (60,492)  $626,795
Net income                                                 -         -         -    75,359         -         -    75,359
Preferred stock cash dividends                             -         -         -   (2,700)         -         -   (2,700)
Common stock cash dividends -
 $1.40 per share                                           -         -         -   (9,615)         -         -   (9,615)
Exercise of stock options                                  -         -       899         -         -     1,730     2,629
- -------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1993                         $40,000    40,487    97,715   573,028         -  (58,762)  $692,468
- -------------------------------------------------------------------------------------------------------------------------
1994
Balance - January 1, 1994                            $40,000    40,487    97,787   595,322     9,148  (58,750)  $723,994
Net income                                                 -         -         -    85,407         -         -    85,407
Preferred stock cash dividends                             -         -         -   (2,700)         -         -   (2,700)
Common stock cash dividends -
 $1.60 per share                                           -         -         -  (10,780)         -         -  (10,780)
Exercise of stock options                                  -         -       542         -         -       813     1,355
Purchases of treasury stock                                -         -         -         -         -  (39,719)  (39,719)
Unrealized losses on investment
 securities available for sale, net                        -         -         -         -  (36,840)         -  (36,840)
- ------------------------------------------------------------------------------------------------------------------------

Balance - September 30, 1994                         $40,000    40,487    98,329   667,249  (27,692)  (97,656)  $720,717
- ------------------------------------------------------------------------------------------------------------------------




CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (unaudited)
Dollars in thousands



                                                                                                        Nine months ended
                                                                                                          September 30
                                                                                                         1994      1993
- -------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                     $195,878   151,690
Provision for possible credit losses                                                                    47,686    58,245
Net charge-offs
  Charge-offs                                                                                         (23,093)  (29,995)
  Recoveries                                                                                            13,846     7,537
- -------------------------------------------------------------------------------------------------------------------------
    Total net charge-offs                                                                              (9,247)  (22,458)
- -------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                        $234,317   187,477
- -------------------------------------------------------------------------------------------------------------------------

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

2.   Investment securities

     The amortized cost and estimated fair value of investment securities were as follows:
                                                Estimated
                                  Amortized      fair
     (in thousands)                  cost        value
                                  ---------     ---------
     SEPTEMBER 30, 1994
     Investment securities
       available for sale:
     Mortgage-backed securities
       Government issued
        or guaranteed           $  911,622       879,639
       Other                       729,555       700,113
     Other debt securities          10,425        10,517
     Equity securities              19,072        31,644
                                 ---------     ---------
                                 1,670,674     1,621,913
                                 =========     =========
     Investment securities
       held to maturity:
     U.S. Treasury and
       federal agency              173,110       168,169
     Obligations of states and
       political subdivisions       52,154        52,311
     Other debt securities             831           776
                                 ---------     ---------
                                   226,095       221,256
                                 ---------     ---------
     Other securities               41,442        41,442
                                 ---------    ---------
            Total               $1,938,211     1,884,611
                                 =========     =========
     DECEMBER 31, 1993
     Investment securities
       available for sale:
     Mortgage-backed securities
       Government issued
        or guaranteed           $1,210,921     1,214,202
       Other                       896,362       895,902
     Other debt securities          39,893        40,831
     Equity securities              11,086        23,132
                                 ---------     ---------
                                 2,158,262     2,174,067
                                 ---------     ---------

     Investment securities
       held to maturity:
     U.S. Treasury and
       federal agency              173,193       172,871
     Obligations of states and
       political subdivisions       49,230        49,880
     Other debt securities             908           866
                                 ---------     ---------
                                   223,331       223,617
                                 ---------     ---------
     Other securities               31,754        31,754
                                 ---------     ---------
            Total               $2,413,347     2,429,438
                                 =========     =========

3.   Interest rate swap contracts

     At September 30, 1994, the Company had outstanding currently effective interest rate swap contracts entered into for interest rate risk management purposes with a notional amount of approximately $1.9 billion. The net effect of interest rate swaps was to increase net interest income by $2.6 million and $9.3 million during the three months ended September 30, 1994 and 1993, respectively, and by $12.5 million and $27.4 million during the nine months ended September 30, 1994 and 1993, respectively.
     As of September 30, 1994, the Company had also entered into forward swaps with an aggregate notional amount of $255 million. These forward interest rate swap commitments had no effect on net income. The Company estimates that as of September 30, 1994, it would have had to pay approximately $81 million to terminate all interest rate swap contracts. Such estimate of the fair value of the swap contracts was based upon market quotations available to the Company. The swaps modify the repricing characteristics of certain portions of the loan and deposit portfolios. Since these swaps have been entered into for interest rate risk management purposes, the estimated amount noted above should be considered in the context of the entire balance sheet of the Company. The estimated market value of interest rate swaps entered into for interest rate risk management purposes is not recognized in the consolidated financial statements.


4.   Acquisitions

     On April 1, 1994, First Empire State Corporation ("First Empire") announced that it had entered into a definitive agreement to acquire Ithaca Bancorp, Inc. of Ithaca, New York ("Ithaca Bancorp"). At acquisition, Ithaca Bancorp's savings bank subsidiary, Citizens Savings Bank, F.S.B., will be merged into First Empire's commercial bank subsidiary, Manufacturers and Traders Trust Company ("M&T Bank"). First Empire will pay the common stockholders of Ithaca Bancorp cash consideration of $19 per share, subject to increase or decrease based on the level of Ithaca Bancorp's adjusted stockholders' equity and loan loss reserves at or near the closing. Assuming no adjustment to the per share price, the aggregate cash consideration will be approximately $46 million. Shareholders of Ithaca Bancorp approved the acquisition on July 29, 1994, and all regulatory approvals have been received. It is anticipated that the transaction will be completed during the fourth quarter. The transaction will be accounted for under the purchase method of accounting. Citizens Savings Bank, F.S.B. operates twelve banking offices in central and southern New York. At September 30, 1994, Ithaca Bancorp reported total assets of $458 million, loans of $373 million, loan loss reserves of $4 million, deposits of $336 million and stockholders' equity of $28 million.

     On April 9, 1994, M&T Bank entered into an agreement to acquire from Chemical Bank seven branch offices in the Hudson Valley region of New York State and assume approximately $175 million in deposits associated with the branches. All regulatory approvals have been obtained and consummation of the transaction is anticipated to occur in the fourth quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

First Empire State Corporation ("First Empire") earned net income of $29.1 million in the third quarter of 1994, a 13% increase from $25.9 million in the corresponding quarter of 1993. Earnings per common share in the recent quarter increased 16% to $4.09 from $3.52 a year earlier. For the nine months ended September 30, 1994, net income was $85.4 million or $11.82 per common share, increases of 13% and 15%, respectively, from $75.4 million or $10.25 per common share in the similar 1993 period. The rate of return on average assets for First Empire and its consolidated subsidiaries ("the Company") rose to 1.16% in the third quarter of 1994 from .99% in the year-earlier quarter. The return on average common stockholders' equity increased to 16.58% in the third quarter of 1994 from 15.46% in the third quarter of 1993. Through the first three quarters of 1994, the return on average assets was 1.15%, up from .98% for the corresponding 1993 period, while the return on average common stockholders' equity increased to 16.19% from 15.69%.

On April 1, 1994, First Empire announced that it had entered into a definitive agreement to acquire all of the outstanding stock of Ithaca Bancorp, Inc. of Ithaca, New York ("Ithaca Bancorp") in exchange for cash consideration of $19 per common share, or approximately $46 million, subject to increase or decrease based on the level of Ithaca Bancorp's adjusted stockholders' equity and loan loss reserves at or near the closing. Shareholders of Ithaca Bancorp approved the acquisition on July 29, 1994, and all regulatory approvals have been received. It is anticipated that the transaction will be completed during the fourth quarter.

At September 30, 1994, Ithaca Bancorp reported total assets of $458 million, loans of $373 million, loan loss reserves of $4 million, deposits of $336 million and stockholders' equity of $28 million.

On April 9, 1994, First Empire's commercial bank subsidiary, Manufacturers and Traders Trust Company ("M&T Bank"), entered into an agreement to acquire from Chemical Bank seven branch offices in the Hudson Valley region of New York State and assume the deposits associated with such offices totaling approximately $175 million. All regulatory approvals have been obtained and consummation of the transaction is anticipated to occur in the fourth quarter.

TAXABLE-EQUIVALENT NET INTEREST INCOME

Net interest income, adjusted to a fully taxable-equivalent basis for tax-exempt interest income earned on certain loans and investments, was $118.2 million in the third quarter of 1994, compared with $119.1 million in the third quarter of 1993 and $116.9 million in the second quarter of 1994. Factors impacting the comparison between net interest income in the third quarter of 1994 and 1993 include a $327 million decline in average earning assets, the result of a combined decrease in average holdings of money-market assets and investment securities of $778 million, offset by an increase in average loans, which typically yield more than money-market assets and investment securities, of $451 million. However, the effect of the favorable shift in the composition of the portfolio of earning assets was partially offset by the compression in the differential between the interest yields on various earning assets and the rates paid on interest-bearing liabilities. The improvement in taxable-equivalent net interest income from the second quarter of 1994 was derived from a favorable shift in the composition of earning assets, including growth in average loans of $176 million and a reduction in the combined holdings of money-market assets and investment securities of $71 million, partially offset by a slight increase in the proportion of funding obtained from short-term borrowings, which cost more than the Company's deposits.

Taxable-equivalent net interest income was $354.0 million during the first three quarters of 1994, down slightly from $356.0 million in the corresponding period of 1993. Contributing to this decline were a $670 million decrease in average money-market assets and an increase in short-term borrowings of $106 million, partially offset by growth in average loans of $350 million.

The Company's net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, was 4.87% in 1994's third quarter, compared with 4.75% in the year earlier quarter and 4.93% in the second quarter of 1994. The 12 basis point (hundredth of one percent) improvement from the third quarter of 1993 was the result of a 1 basis point increase in the net interest spread, or the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, to 4.33% and an 11 basis point increase in the contribution of interest-free funds to .54%. The greater proportion of loans in the Company's portfolio of earning assets, coupled with the effect of higher interest rates in general, helped to raise the yield on earning assets by 48 basis points to 7.86%. Similarly, rising interest rates resulted in a 47 basis point increase to 3.53% in the cost of interest-bearing liabilities. The improvement in the contribution of net interest-free funds resulted largely from the 47 basis point increase in the average cost of interest-bearing liabilities used to value these funds.

The 6 basis point decline in net interest margin from the second quarter of 1994 resulted primarily from a 12 basis point decrease in the net interest spread from 4.45%. A 22 basis point rise in the yield on earning assets, resulting from the impact of higher interest rates and the greater proportion of loans in the earning assets portfolio, was more than offset by a 34 basis point increase in rates paid on interest-bearing liabilities. The higher cost of interest-bearing liabilities resulted from a 26 basis point increase from 2.92% in the average rate paid on interest-bearing deposits and a 57 basis point increase from 3.93% in the cost of short-term borrowings. The compression in the net interest spread from the second quarter of 1994 was partially offset by a 6 basis point increase from .48% in the contribution of interest-free funds, resulting primarily from the aforementioned increase in the cost of interest-bearing liabilities.

For the first three quarters of 1994 the net interest margin rose to 4.93%, up from 4.83% in the corresponding period in 1993. The components of the improvement in net interest margin were a 5 basis point increase in the net interest spread to 4.45% and a similar increase in the contribution of interest-free funds to .48%. A higher proportion of loans and reduced holdings of money-market assets resulted in a 7 basis point increase to 7.66% in the yield on earning assets, while the cost of interest-bearing liabilities increased only 2 basis points to 3.21% in 1994's first three quarters from the like period in 1993.

Despite the continued increases in short-term interest rates in the third quarter of 1994, the spread between the prime rate and other money-market rates remained relatively wide in comparison to historic norms.
Nevertheless, management believes that further changes in the interest rate environment or reductions in spreads could adversely impact the Company's net interest income. Management's analysis of the Company's sensitivity to changing interest rates indicates that higher interest rates will likely have, in the short-term, a modestly detrimental effect on the Company's net interest income, but over a longer time period net interest income would benefit from rising interest rates. Management closely monitors the Company's exposure to changing interest rates and spreads and stands ready to take action to mitigate such exposure when deemed prudent to do so.


As part of its overall interest rate risk management program, the Company has entered into several interest rate swap agreements. The swaps modify, in a cost and capital efficient manner, the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, rates paid on interest-bearing deposits. The aggregate notional amount of interest rate swap agreements used as part of the Company's interest rate risk management program in effect at September 30, 1994 and 1993 was $1.9 billion and $1.3 billion, respectively. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount at a fixed rate of interest and makes payments at a variable rate. The effect of interest rate swaps on the Company's net interest income and margin as well as average notional amounts are presented in the accompanying table.


INTEREST RATE SWAPS
Dollars in thousands
                           Three months ended September 30
                          ----------------------------------------------
                                  1994                      1993
                          ----------------------    --------------------
                           Average                   Average
                           Amount        Rate(1)     Amount     Rate(1)
                          -----------    --------    --------   --------

Increase (decrease) in:
  Interest income             $ 2,672       .11 %       $ 7,391    .29 %
  Interest expense                 36         -          (1,873)  (.09)
                               ------                    ------
  Net interest
    income/margin             $ 2,636       .11         $ 9,264     .37
                               ======                    ======
Average notional
  amount (2)               $1,740,217                $1,349,315
                            =========                 =========


                                     Nine months ended September 30
                             -----------------------------------------------
                                     1994                       1993
                             ---------------------    ----------------------
                                            Average                 Average
                              Amount        Rate(1)      Amount     Rate(1)
                             ----------------------   ----------------------

Increase (decrease) in:
  Interest income             $10,076       .14 %       $21,584     .29 %
  Interest expense             (2,378)     (.04)         (5,772)   (.09)
                               ------                    ------
  Net interest
    income/margin             $12,454       .17         $27,356     .37
                               ======                    ======
Average notional
  amount (2)               $1,430,552                $1,224,769
                            =========                 =========

(1) Computed as an annualized percentage of interest-earning assets or interest-bearing liabilities
(2)  Excludes forward-starting interest rate swaps

Additionally, as of September 30, 1994, the Company had entered into forward-starting interest rate swap agreements with a notional amount of $255 million. These forward-starting interest rate swaps will become effective in the fourth quarter of 1994 and, accordingly, had no effect on net income through September 30, 1994.

The Company estimates that as of September 30, 1994 it would have had to pay approximately $81 million to terminate all interest rate swap agreements entered into for interest rate risk management purposes. Since these swaps have been entered into for interest rate risk management purposes, the estimated market depreciation of the swaps should be considered in the context of the entire balance sheet of the Company. The estimated market value of interest rate swaps entered into for interest rate risk management purposes is not recognized in the consolidated financial statements.

Average earning assets declined to $9.6 billion in the third quarter of 1994 from $9.9 billion in the third quarter of 1993, but rose slightly from $9.5 billion in the second quarter of 1994. Average earning assets were $9.6 billion and $9.8 billion for the nine months ended September 30, 1994 and 1993, respectively. The reduction in average earning assets in 1994 compared with 1993 reflects the Company's decision to reduce the size of the balance sheet in order to strengthen capital ratios in anticipation of completion of pending acquisitions and to limit the amount of short-term borrowings, which had been used to fund purchases of money-market assets.

Average investment securities totaled $2.0 billion in the third quarter of 1994, down from $2.4 billion in the third quarter of 1993 and $2.1 billion in the second quarter of 1994. Factors determining the size of the investment securities portfolio include management of balance sheet size and resulting capital ratios, ongoing repayments, growth in loans, which generally yield more than investment securities, and the level of deposits.

Average loans and leases increased 6% to $7.4 billion in the third quarter of 1994 from $7.0 billion in the corresponding 1993 quarter and 2% from $7.3 billion in the second quarter of 1994. Improved economic conditions in some market areas served by the Company have contributed to increases in the outstanding balance of consumer loans, primarily automobile and credit card loans, and multi-family commercial real estate loans. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
dollars in millions
                                                     Percent increase
                                                     (decrease) from
                                     3rd Qtr.      3rd Qtr.    2nd Qtr.
                                       1994          1993        1994
                                     --------      --------    --------
Commercial, financial, etc.           $1,457          5 %         - %
Real estate - commercial               3,150          9           2
Real estate - consumer                 1,412         (8)          2
Consumer                               1,423         19           7
                                       -----         --          --
      Total                           $7,442          6 %         2 %
                                       =====         ==          ==

Core deposits represent a significant source of funding to the Company and are commonly generated through the branch network at lower interest rates than wholesale funds of similar maturities. Such deposits include noninterest-bearing demand deposits, interest-bearing transaction accounts, savings deposits and domestic time deposits under $100,000. In response to lower interest rates, in recent years depositors have sought potentially higher returns by redeploying deposits, primarily time deposits, out of the banking system and into alternative investment vehicles, such as mutual funds. As interest rates paid on the Company's deposits increased in response to rising money-market rates in the second and third quarters of 1994, outflows of core deposits slowed. Average core deposits were $6.8 billion in the third and second quarters of 1994, down from $7.1 billion in the third quarter of 1993. The accompanying table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS
Dollars in millions
                                                     Percent increase
                                                     (decrease) from
                                     3rd Qtr.      3rd Qtr.    2nd Qtr.
                                       1994          1993        1994
                                     --------      --------    --------

NOW accounts                          $  739         (4)%        (2)%
Savings deposits                       3,214         (8)         (5)
Time deposits under $100,000           1,780         (6)          7
Demand deposits                        1,019          4           3
                                       -----         --          --
    Total                             $6,752         (5)%         - %
                                       =====         ==          ==

In addition to deposits, the Company uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York ("FHLB") and others as sources of funding. Short-term borrowings averaged $1.8 billion in the second and third quarters of 1994, and $1.9 billion in the third quarter of 1993. To provide an alternative funding source to short-term borrowings, the Company has initiated a program to solicit up to $400 million in brokered retail certificates of deposit. There were no such deposits issued at September 30, 1994, however, the Company has begun to obtain funding through the program subsequent to the end of the third quarter.

Maturities of money-market assets, repayments of loans and investment securities, and cash generated from operations provide the Company with sources of liquidity. Through membership in the FHLB, as well as other available borrowing facilities, First Empire's banking subsidiaries have access to funding aggregating several times anticipated needs. First Empire's ability to pay dividends and fund parent company operating expenses is primarily dependent on the receipt of dividend payments from its banking subsidiaries, which are subject to various regulatory limitations. First Empire also maintains a line of credit with an unaffiliated commercial bank. Management does not anticipate engaging in any activity, either currently or in the long-term, which would cause a significant strain on liquidity at either First Empire or its subsidiary banks. Further, management believes that available sources of liquidity are more than adequate to meet anticipated funding needs.

PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for possible credit losses was $13.8 million in the third quarter of 1994, down from $19.7 million in the third quarter of 1993 and $14.0 million in the second quarter of 1994. Net loan charge-offs totaled $2.6 million in 1994's third quarter, down from $5.0 million in the year earlier quarter and $3.9 million in 1994's second quarter. Net charge-offs as an annualized percentage of average loans outstanding were .14% in the recent quarter, down from .28% in the corresponding 1993 quarter and .22% in the second quarter of 1994. For the nine months ended September 30, 1994 and 1993, the provision for possible credit losses was $47.7 million and $58.2 million, respectively. Through September 30, net charge-offs were $9.2 million in 1994 and $22.5 million in 1993. Improving economic conditions in market areas served by the Company and lower levels of net charge-offs are factors contributing to the lower provision for possible credit losses in 1994.

Nonperforming loans were $82.0 million or 1.08% of total loans at September 30, 1994, compared with $85.6 million or 1.21% at September 30, 1993 and $80.3 million or 1.09% at June 30, 1994. Commercial real estate loans classified as nonperforming totaled $54.5 million at September 30, 1994, $48.8 million at September 30, 1993 and $49.4 million at June 30, 1994. Included in these totals were loans secured by properties in the metropolitan New York City area of $35.1 million and $30.3 million at September 30, 1994 and 1993, respectively, and $35.3 million at June 30, 1994. The amount of repossessed assets taken in foreclosure of defaulted loans totaled $11.3 million at September 30, 1994, down from $14.6 million at September 30, 1993 and $12.4 million at June 30, 1994.

The allowance for possible credit losses rose to $234.3 million or 3.09% of total loans and leases at September 30, 1994. By comparison, the allowance for possible credit losses was $187.5 million or 2.64% of total loans and leases a year earlier, $195.9 million or 2.70% at December 31, 1993 and $223.1 million or 3.01% at June 30, 1994. The ratio of the allowance to nonperforming loans was 286% at September 30, 1994, up from 219% a year earlier, 238% at December 31, 1993 and 278% at June 30, 1994.

In assessing the adequacy of the allowance for possible credit losses, management performs an ongoing evaluation of the loan portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Based upon the results of such review, management believes that the allowance for possible credit losses at September 30, 1994 was adequate to absorb credit losses from existing loans, leases and credit commitments.

A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSETS
Dollars in thousands
                                    1994 Quarters                1993 Quarters
                                Third     Second     First      Fourth    Third
                               ------     ------   -------      ------   ------
Nonaccrual loans              $ 72,355    68,881    74,951      68,936   69,436
Loans past due
  90 days or more                9,663    11,444    11,890      11,122   14,007
Renegotiated loans                   -         -        -        2,195    2,200
                               -------   -------   -------     -------  -------
Total nonperforming loans       82,018    80,325    86,841      82,253   85,643
                               -------   -------   -------     -------  -------
Other real estate owned         11,281    12,418    11,916      12,222   14,554
                               -------   -------   -------     -------  -------
Total nonperforming assets    $ 93,299    92,743    98,757      94,475  100,197
                               =======   =======   =======     =======  =======
Nonperforming loans
  to total loans, net of
  unearned discount             1.08%      1.09%     1.20%       1.13%   1.21%
Nonperforming assets
  to total net loans and
  other real estate owned       1.23%      1.25%     1.36%       1.30%   1.41%
                                ====       ====       ====       ====    ====


OTHER INCOME

Other income in the third quarter of 1994 totaled $27.3 million, compared with $27.5 million in the third quarter of 1993 and $29.4 million in the second quarter of 1994. Other income for the first nine months of 1994 was $85.1 million, up from $81.8 million in the comparable period of 1993.

Service charges on deposit accounts totaled $8.8 million in the third quarter of 1994, an increase of 3% from $8.6 million in the third quarter of 1993, but little changed from the second quarter of 1994. Largely due to lower revenues from securities clearing activities, trust income declined to $5.1 million in the third quarter of 1994 from $5.8 million in both the third quarter of 1993 and the second quarter of this year. Merchant discount and credit card fees were $2.1 million in the recent quarter, compared with $2.0 million in the year earlier quarter and $2.2 million in the second quarter of 1994.

Trading account gains were $591 thousand in 1994's third quarter, down from $840 thousand in the corresponding quarter of 1993 but up from $93 thousand in the second quarter of 1994. Other revenues from operations totaled $10.5 million in the third quarter of 1994, up from $10.2 million in the third quarter of 1993, but down 16% from $12.5 million in the second quarter of 1994. Higher revenues from the servicing of residential mortgage loans and increases in loan fees in the third quarter of 1994 compared with the corresponding quarter of 1993 were offset by lower revenues received from a firm selling mutual funds and annuity products in a number of the Company's branches. The decline in other revenues from operations since the second quarter of 1994 is primarily due to lower profits from the sale of loans.

For the first nine months of 1994, the increase in other income from 1993 is largely attributable to increased income from residential mortgage loan servicing, gains on sales of loans, revenues from asset management services and other loan fees. Additionally, service charges on deposit accounts increased 10% to $26.5 million in 1994 from $24.2 million in 1993.

Trust income declined 5% to $16.3 million during the first nine months of 1994 while merchant discount and credit card fees increased 4% to $6.2 million. Through September 30, trading account profits were $476 thousand in 1994, down from $1.9 million in 1993.

OTHER EXPENSE

Other expense was $80.6 million in the third quarter of 1994, little changed from the third quarter of 1993, and down 2% from this year's second quarter. Through the first nine months of 1994, other expense totaled $241.8 million or 3% lower than in the comparable 1993 period.

Salaries and employee benefits expense was $40.8 million in the recent quarter, nearly 2% higher than a year earlier but 2% less than the second quarter of 1994. Salaries and benefits expense totaled $122.2 million for the first nine months of 1994, up 5% from $116.1 million in the comparable 1993 period. Merit salary increases and higher pension and other benefits costs were largely responsible for the increases in 1994 compared with 1993, while lower costs associated with stock appreciation rights granted in 1990 and 1991 contributed to the decline from the second quarter of 1994.

Nonpersonnel expenses totaled $39.8 million in the third quarter of 1994, down 1% from both the third quarter of 1993 and the second quarter of 1994. Nonpersonnel expenses were $119.6 million during the first nine months of 1994, down 10% from $132.3 million during the comparable period of 1993. Significant factors during the first three quarters of 1994 contributing to the decline from 1993 were expense reductions totaling $9.3 million for professional services, other real estate owned and advertising and promotional activities. Additionally, write-downs in the carrying value of excess servicing receivables and purchased mortgage servicing rights associated with residential mortgage loans serviced for others were $500 thousand during the first nine months of 1994, compared with $4.1 million in the corresponding period of 1993. At September 30, 1994, residential mortgage loans serviced for others were approximately $3.7 billion and excess servicing receivables and purchased mortgage servicing rights recorded as assets totaled $16.3 million.

CAPITAL

Common stockholders' equity totaled $680.7 million at September 30, 1994, compared with $652.5 million a year earlier and $684.0 million at December 31, 1993. On a per share basis, common stockholders' equity was $102.73 at September 30, 1994, an increase of 8% from $94.88 at September 30, 1993 and 3% from $99.43 at December 31, 1993. Total stockholders' equity at September 30, 1994 was $720.7 million or 7.00% of total assets, compared with $692.5 million or 6.34% of total assets a year earlier and $724.0 million or 6.99% of total assets at December 31, 1993.

Stockholders' equity at September 30, 1994 included a reduction of $27.7 million, or $4.18 per common share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which the Company adopted on December 31, 1993. Such unrealized losses represent the amount by which amortized cost exceeded the fair value of such investment securities, net of applicable income taxes. At December 31, 1993, stockholders' equity included $9.1 million, or $1.33 per common share, of net unrealized gains from securities classified as available for sale.

In December 1993, First Empire announced a plan to repurchase up to 506,930 shares of common stock to be held as treasury stock for reissuance upon the possible future conversion of its 9% convertible preferred stock. As of September 30, 1994, First Empire had repurchased 270,200 common shares pursuant to such plan at an average cost of $147.00.

Federal regulators generally require banking institutions to maintain "core capital" and "total capital" of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline requiring capital to be at least 3% of the quarterly average of total assets. The accompanying table presents the capital ratios of First Empire and its consolidated subsidiaries, M&T Bank and The East New York Savings Bank ("East New York"), as of September 30, 1994.

REGULATORY CAPITAL RATIOS
September 30, 1994
                      First Empire        M&T
                     (Consolidated)       Bank        East New York
                     --------------   -----------     -------------

Core capital             9.44%          9.11%            9.13%
Total capital           11.65%         11.52%           10.40%
Leverage                 7.49%          7.01%            7.44%


The Company has historically maintained capital ratios well in excess of minimum regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders' equity, was 13.44% and 13.30% during the three and nine month periods ended September 30, 1994, respectively, compared with 12.55% and 12.78% during the comparable periods of 1993.


- ---------------------------------------------------------------------------------------------------------------------
                              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ---------------------------------------------------------------------------------------------------------------------

FINANCIAL HIGHLIGHTS
Amounts in thousands, except per share
                                                    Three months ended                Nine months ended
                                                       September 30                     September 30
                                                         1994       1993      Change      1994      1993    Change
- ---------------------------------------------------------------------------------------------------------------------
For the period
- ---------------------------------------------------------------------------------------------------------------------
                    Net income                           $29,098     25,852    + 13 %   $85,407    75,359     +  13 %
                    Per common share
                      Net income
                        Primary                            $4.09       3.52    + 16      $11.82     10.25     +  15
                        Fully diluted                       3.93       3.40    + 16       11.34      9.92     +  14
                      Cash dividends                         .60        .50    + 20        1.60      1.40     +  14
                    Average common shares outstanding
                      Primary                              6,899      7,097    -  3       6,998     7,090     -   1
                      Fully diluted                        7,406      7,604    -  3       7,530     7,600     -   1
                    Annualized return on
                      Average total assets                  1.16%       .99%               1.15%      .98%
                      Average common
                        stockholders' equity               16.58%     15.46%              16.19%    15.69%

                    Market price per common share
                      Closing                            $151.50     140.75    +  8     $151.50    140.75     +   8
                      High                                165.00     147.00              165.00    159.00
                      Low                                 146.00     136.13              135.00    130.25
- -------------------------------------------------------------------------------------------------------------------
At September 30
- -------------------------------------------------------------------------------------------------------------------
                    Loans and leases,
                      net of unearned discount       $ 7,590,158  7,091,552    +  7 %
                    Total assets                      10,300,556 10,930,194    -  6
                    Total deposits                     7,362,453  7,537,695    -  2
                    Total stockholders' equity           720,717    692,468    +  4
                    Stockholders' equity
                      per common share                   $102.73      94.88    +  8
- --------------------------------------------------------------------------------------------------------------------


- --------------------------------------------------------------------------------------------------------------------
                            FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES
Average balance in millions; interest in thousands
                                                            1994 Third quarter           1994 Second quarter
                                                         Average             Average   Average             Average
                                                         balance   Interest     rate   balance  Interest      rate
- --------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                         $    1,457  $  29,797    8.11%     1,463    27,993     7.68%
  Real estate                                              4,562     98,574     8.64     4,471    95,067      8.50
  Consumer                                                 1,423     33,281     9.28     1,332    30,071      9.06
- --------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                            7,442    161,652     8.62     7,266   153,131      8.45
- --------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                         158      1,863     4.68         5        57      4.38
  Federal funds sold and agreements
    to resell securities                                      20        244     4.86       138     1,390      4.03
  Trading account                                              8        110     5.34         9       126      5.65
- --------------------------------------------------------------------------------------------------------------------
Total money-market assets                                    186      2,217     4.73       152     1,573      4.14
- --------------------------------------------------------------------------------------------------------------------
Investment securities
  U.S. Treasury and federal agency                         1,116     13,954     4.96     1,186    13,217      4.47
  State and municipal                                         53        760     5.69        54       740      5.49
  Other                                                      823     11,972     5.77       857    12,510      5.86
- -------------------------------------------------------------------------------------------------------------------
    Total investment securities                            1,992     26,686     5.32     2,097    26,467      5.06
- -------------------------------------------------------------------------------------------------------------------
    Total earning assets                                   9,620    190,555     7.86     9,515   181,171      7.64
- -------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                       (230)                         (219)
Cash and due from banks                                      298                           309
Other assets                                                 271                           281
- -------------------------------------------------------------------------------------------------------------------
    Total assets                                      $    9,959                         9,886
- -------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                        $      739      2,840     1.52       751     2,814      1.50
  Savings deposits                                         3,214     21,258     2.62     3,380    20,921      2.48
  Time deposits                                            2,119     24,307     4.55     1,993    20,797      4.18
  Deposits at foreign office                                 159      1,610     4.01       104       817      3.14
- -------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                        6,231     50,015     3.18     6,228    45,349      2.92
- -------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                      1,836     20,841     4.50     1,775    17,391      3.93
Obligations under capital leases                               1         14     9.93         1        13     10.06
Other long-term borrowings                                    75      1,523     8.13        75     1,524      8.15
- -------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                     8,143     72,393     3.53     8,079    64,277      3.19
- -------------------------------------------------------------------------------------------------------------------
Demand deposits                                            1,019                           992
Other liabilities                                             82                            92
- -------------------------------------------------------------------------------------------------------------------
    Total liabilities                                      9,244                         9,163
- -------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                         715                           723
- -------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $    9,959                        9,886
- -------------------------------------------------------------------------------------------------------------------
Net interest spread                                                             4.33                          4.45
Contribution of interest-free funds                                             0.54                          0.48
- -------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                       $ 118,162   4.87%             116,894     4.93%

*Includes nonaccruing loans




- --------------------------------------------------------------------------------------------------------------------
                            FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES(continued)
Average balance in millions; interest in thousands
                                                           1994 First quarter           1993 Fourth quarter
                                                         Average             Average   Average             Average
                                                         balance   Interest     rate   balance  Interest      rate
- ------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                         $    1,475  $  26,080    7.17%     1,443    26,278     7.23%
  Real estate                                              4,457     93,058     8.35     4,410    93,670      8.50
  Consumer                                                 1,256     29,884     9.65     1,227    30,362      9.82
- ------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                            7,188    149,022     8.41     7,080   150,310      8.42
- ------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                          18        154     3.55       174     1,553      3.55
  Federal funds sold and agreements
    to resell securities                                     155      1,443     3.76       577     4,976      3.42
  Trading account                                             11        177     6.81        19       268      5.61
- ------------------------------------------------------------------------------------------------------------------
    Total money-market assets                                184      1,774     3.92       770     6,797      3.50
- ------------------------------------------------------------------------------------------------------------------
Investment securities
  U.S. Treasury and federal agency                         1,297     14,673     4.59     1,492    17,072      4.54
  State and municipal                                         52        731     5.66        47       677      5.74
  Other                                                      944     11,960     5.14       982    10,694      4.32
- ------------------------------------------------------------------------------------------------------------------
    Total investment securities                            2,293     27,364     4.84     2,521    28,443      4.48
- ------------------------------------------------------------------------------------------------------------------
    Total earning assets                                   9,665    178,160     7.48    10,371   185,550      7.10
- ------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                       (203)                         (194)
Cash and due from banks                                      308                           310
Other assets                                                 286                           288
- -------------------------------------------------------------------------------------------------------------------
    Total assets                                      $   10,056                        10,775
- -------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                        $      761      2,846     1.52       773     3,060      1.57
  Savings deposits                                         3,400     20,689     2.47     3,430    21,372      2.47
  Time deposits                                            1,992     18,747     3.82     2,024    20,590      4.04
  Deposits at foreign office                                 137        928     2.75       115       788      2.70
- ------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                        6,290     43,210     2.79     6,342    45,810      2.87
- ------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                      1,872     14,501     3.14     2,517    19,412      3.06
Obligations under capital leases                               1         15    10.19         1        15      9.97
Other long-term borrowings                                    75      1,523     8.24        75     1,524      8.06
- ------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                     8,238     59,249     2.92     8,935    66,761      2.96
- ------------------------------------------------------------------------------------------------------------------
Demand deposits                                              997                         1,010
Other liabilities                                             90                           127
- -------------------------------------------------------------------------------------------------------------------
    Total liabilities                                      9,325                        10,072
- -------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                         731                           703
- -------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity        $   10,056                        10,775
- -------------------------------------------------------------------------------------------------------------------
Net interest spread                                                             4.56                          4.14
Contribution of interest-free funds                                             0.43                          0.40
- -------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                      $ 118,911    4.99%             118,789     4.54%

*Includes nonaccruing loans





- -------------------------------------------------------------------------------------
                            FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------------


AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES(continued)
Average balance in millions; interest in thousands
                                                              1993 Third quarter
                                                         Average             Average
                                                         balance   Interest     rate
- -------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                         $    1,387  $  27,931    7.99%
  Real estate                                              4,411     94,939     8.61
  Consumer                                                 1,193     30,469    10.13
- -------------------------------------------------------------------------------------
    Total loans and leases, net                            6,991    153,339     8.70
- -------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                         212      1,897     3.55
  Federal funds sold and agreements
    to resell securities                                     343      2,953     3.41
  Trading account                                             17        265     6.11
- -------------------------------------------------------------------------------------
    Total money-market assets                                572      5,115     3.54
- -------------------------------------------------------------------------------------
Investment securities
  U.S. Treasury and federal agency                         1,497     17,065     4.52
  State and municipal                                         34        579     6.75
  Other                                                      853      8,971     4.17
- -------------------------------------------------------------------------------------
    Total investment securities                            2,384     26,615     4.43
- -------------------------------------------------------------------------------------
    Total earning assets                                   9,947    185,069     7.38
- -------------------------------------------------------------------------------------
Allowance for possible credit losses                       (179)
Cash and due from banks                                      306
Other assets                                                 274
- -------------------------------------------------------------------------------------
    Total assets                                      $   10,348
- -------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                        $      769      3,204     1.65
  Savings deposits                                         3,479     22,108     2.52
  Time deposits                                            2,166     23,499     4.30
  Deposits at foreign office                                 121        827     2.72
- -------------------------------------------------------------------------------------
    Total interest-bearing deposits                        6,535     49,638     3.01
- -------------------------------------------------------------------------------------
Short-term borrowings                                      1,949     14,837     3.02
Obligations under capital leases                               1         16     9.98
Other long-term borrowings                                    75      1,523     8.06
- -------------------------------------------------------------------------------------
Total interest-bearing liabilities                         8,560     66,014     3.06
- -------------------------------------------------------------------------------------
Demand deposits                                              981
Other liabilities                                            127
- -------------------------------------------------------------------------------------
    Total liabilities                                      9,668
- -------------------------------------------------------------------------------------
Stockholders' equity                                         680
- -------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity        $   10,348
- -------------------------------------------------------------------------------------
Net interest spread                                                             4.32
Contribution of interest-free funds                                             0.43
- -------------------------------------------------------------------------------------
Net interest income/margin on earning assets                      $ 119,055    4.75%

*Includes nonaccruing loans



                    PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

     A number of lawsuits were pending against First Empire and its subsidiaries at September 30, 1994. In the opinion of management, the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated financial condition. Moreover, management believes that First Empire or its subsidiaries have substantial defenses in such litigation, but that there can be no assurance that the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated results of operations in the future.

Item 2. Changes in Securities.
              (Not applicable.)

Item 3. Defaults Upon Senior Securities.
              (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.
               (Not applicable.)

Item 5. Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) The following exhibits are filed as a part of this report:

       Exhibit
         No.
       ------
        11   Statement re: Computation of Earnings Per Common Share.
             Filed herewith.

        27   Financial Data Schedule.  Filed herewith.

       (b) Reports on Form 8-K.

          The company did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 1994.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST EMPIRE STATE CORPORATION


Date:  November 7, 1994                 By: /s/ James L. Vardon
                                            -------------------------------

                                          James L. Vardon
                                          Executive Vice President
                                          and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit
  No.
- -------

 11  Statement re:  Computation of Earnings Per Common Share.  Filed herewith.


 27  Financial Data Schedule.  Filed herewith.