Form 10-K
FIRST EMPIRE STATE CORP
filed 1995-03-24
CIK 36270

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1994
                                     or
        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Common Stock, $5 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on March 6, 1995: $705,543,707.

Number of shares of the Common Stock, $5 par value, outstanding as of the close of business on March 6, 1995: 6,584,881 shares.

                   Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders of First Empire State Corporation in Part III.

                       FIRST EMPIRE STATE CORPORATION

                                  FORM 10-K

                 For the fiscal year ended December 31, 1994
                 -------------------------------------------

CROSS-REFERENCE SHEET                                                    Form
---------------------                                                    10-K
PART I                                                                   Page
------                                                                   ----

Item 1.   Business                                                          5

Statistical disclosure pursuant to Guide 3

  I. Distribution of assets, liabilities, and stockholders' equity; interest rates and interest rate differential

     A.   Average balance sheets                                        40-41

     B.   Interest income/expense and resulting yield or rate
          on average interest-earning assets (including non-
          accrual loans) and interest-bearing liabilities               40-41

     C.   Rate/volume variances                                            19

 II. Investment portfolio

     A.   Year-end balances                                             60-61

     B.   Maturity schedule and weighted average yield                     48

III. Loan Portfolio

     A.   Year-end balances                                                62

     B.   Maturities and sensitivities to changes in interest rates        46

     C.   Risk elements
          Nonaccrual, past-due and renegotiated loans                      45
          Actual and pro forma interest on certain loans                   63
          Nonaccrual policy                                                58
          Foreign outstandings                                             28

 IV. Summary of loan loss experience

     A.   Charge-offs and recoveries                                       43
          Factors influencing management's judgment concerning
          the adequacy of the allowance and provision                      58

     B.   Allocation of allowance for loan losses                          44

 V.  Deposits

     A.   Average balances and rates                                    40-41

     B.   Maturity schedule of domestic time deposits with
          balances of $100,000 or more                                     47

 VI. Return on equity and assets, etc.                               18,23,32

                       FIRST EMPIRE STATE CORPORATION

                                  FORM 10-K

                 For the fiscal year ended December 31, 1994
                 -------------------------------------------

CROSS-REFERENCE SHEET--continued                                         Form
--------------------------------                                         10-K
                                                                         Page
                                                                         ----
PART I, continued
-----------------

Item  1.  Business, continued

VII.      Short-term borrowings                                            65

Item  2.  Properties                                                    20,64

Item  3.  Legal Proceedings                                                20

Item  4.  Submission of Matters to a Vote of Security Holders              20

          Executive Officers of the Registrant                          20-21

PART II
-------

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                              22

     A.   Principal market                                                 22
          Market prices                                                 34-35

     B.   Approximate number of holders at year end                        16

     C.   Frequency and amount of dividends declared                       35

     D.   Restrictions on dividends                                     10,76

Item  6.  Selected Financial Data

     A.   Selected consolidated year-end balances                          16

     B.   Consolidated earnings, etc.                                   17-18

Item  7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 22-50

Item  8.  Financial Statements and Supplementary Data

     A.   Report of Independent Accountants                                52

     B.   Consolidated Balance Sheet -
          December 31, 1994 and 1993                                       53

                       FIRST EMPIRE STATE CORPORATION

                                  FORM 10-K

                 For the fiscal year ended December 31, 1994
                 -------------------------------------------

CROSS-REFERENCE SHEET--continued                                         Form
--------------------------------                                         10-K
                                                                         Page
                                                                         ----
PART II, continued
--------

Item 8, continued

     C.   Consolidated Statement of Income -
          Years ended December 31, 1994, 1993 and 1992                     54

     D.   Consolidated Statement of Cash Flows -
          Years ended December 31, 1994, 1993 and 1992                     55

     E.   Consolidated Statement of Changes in
          Stockholders' Equity - Years ended December 31,
          1994, 1993 and 1992                                              56

     F.   Notes to Financial Statements                                 57-78

     G.   Quarterly Trends                                                 35

Item  9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                           79


PART III
--------

Item 10.  Directors and Executive Officers of the
          Registrant                                                       79

Item 11.  Executive Compensation                                           79

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                            79

Item 13.  Certain Relationships and Related Transactions                   79

PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                              80

          Signatures                                                    81-83

Exhibit Index                                                           84-85

                                   PART I
Item 1.  Business.
         --------

First Empire State Corporation ("Registrant" or "Parent Company") is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA") and under Article III-A of the New York Banking Law ("Banking Law"). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14240. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the "Company". As of December 31, 1994, the Company had consolidated total assets of $10.5 billion, deposits of $8.2 billion and stockholders' equity of $721 million. The Company had 3,792 full-time and 713 part-time employees as of December 31, 1994.

At December 31, 1994, the Registrant had two wholly owned bank subsidiaries conducting business primarily in the State of New York: Manufacturers and Traders Trust Company ("M&T Bank") and The East New York Savings Bank ("East New York").

Since the beginning of 1990, the Company has experienced significant growth through federally-assisted acquisitions of assets and liabilities of failed thrift institutions and through unassisted acquisition transactions involving commercial banks and thrift institutions. In January and September 1990, respectively, M&T Bank, in two federally-assisted transactions, purchased selected assets and assumed selected liabilities of Monroe Savings Bank, FSB, Rochester, New York, and Empire Federal Savings Bank of America, Buffalo, New York, two institutions that had been placed in receivership. In May 1991, M&T Bank and East New York similarly purchased certain assets and assumed certain liabilities of Goldome, a Buffalo, New York savings bank, from the Federal Deposit Insurance Corporation ("FDIC"), as receiver. In July 1992, Central Trust Company and Endicott Trust Company, two banks located in Rochester and Endicott, New York, respectively, were acquired and merged with and into M&T Bank. In December 1994, the Company acquired Ithaca Bancorp, Inc. ("Ithaca Bancorp"), Ithaca, New York, and simultaneously merged Ithaca Bancorp's savings bank subsidiary, Citizens Savings Bank, F.S.B., into M&T Bank. Also, in December 1994, the Company acquired from Chemical Bank selected assets and liabilities associated with seven banking offices in New York State's Hudson Valley region.

The following table summarizes the loans and deposits acquired by the Company in these transactions at the time the transactions were consummated:

                       Recent Acquisitions and Mergers
                       -------------------------------

                                                      Loans  Deposits
                                                      -----  --------
                                                  (In billions of dollars)

  Monroe Savings Bank, FSB                             $0.4    $0.5
  Empire Federal Savings Bank of America                0.5     1.2
  Goldome                                               1.0     2.2
  Central Trust Company                                 0.8     1.0
  Endicott Trust Company                                0.2     0.3
  Ithaca Bancorp, Inc.                                  0.4     0.3
  Hudson Valley banking offices (Chemical)                -     0.1

On March 6, 1995, M&T Bank's mortgage banking subsidiary, M&T Mortgage Corporation ("M&T Mortgage"), acquired Statewide Funding Corporation ("Statewide"), a privately-owned mortgage banking company based near Albany, New York, which had a mortgage servicing portfolio of approximately $1.0 billion as of the acquisition date. Statewide was merged with and into M&T Mortgage on the same date. On February 9, 1995, M&T Bank entered into an agreement to acquire four banking offices from The Chase Manhattan Bank, N.A. Two of the branches are located in Dutchess County, one in Ulster County and one in Niagara County, New York. The branches held approximately $90 million in deposit liabilities as of February 9, 1995.

The Company from time to time considers acquiring additional banks, thrift institutions, branch offices or other businesses, generally within markets currently served or in other nearby markets. The Company has pursued such opportunities in the past, currently continues to actively review different opportunities, including the possibility of major acquisitions, and intends to continue this practice.

                                Subsidiaries
                                ------------

M&T Bank is a banking corporation which is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System, the FDIC and the Federal Home Loan Bank System. The Parent Company acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of the Parent Company. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14240. As of December 31, 1994, M&T Bank had 141 banking offices located throughout New York State, including 118 in Western New York and in the Southern Tier of New York State, principally in Buffalo, Rochester, Ithaca and Binghampton, 20 banking offices in the Hudson Valley region and one in New York City, plus a branch in Nassau, The Bahamas and representative offices in Albany and Syracuse. As of December 31, 1994, M&T Bank had consolidated total assets of $8.8 billion, deposits of $7.0 billion and stockholder's equity of $583 million. The deposit liabilities of M&T Bank are insured by the FDIC through either its Bank Insurance Fund ("BIF") or its Savings Association Insurance Fund ("SAIF"). Of M&T Bank's $6.7 billion in assessable deposits at December 31, 1994, 82% were assessed as BIF-insured and the remainder as SAIF-insured deposits. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is focused on consumers residing in New York State and on New York-based small and medium-size businesses. M&T Bank also provides other financial services through its operating subsidiaries.

East New York was acquired by the Parent Company in December 1987. East New York, originally organized in 1868, is a New York-chartered capital stock savings bank and a member of the FDIC and of the Federal Home Loan Bank System. The deposit liabilities of East New York are insured by the FDIC through the BIF. The stock of East New York represents a major asset of the Parent Company. The principal executive offices of East New York are located at 2644 Atlantic Avenue, Brooklyn, New York 11207. Its banking business is conducted from 18 banking offices located in New York City and Nassau County, Long Island. As of December 31, 1994, East New York had consolidated total assets of $1.8 billion, deposits of $1.2 billion and stockholder's equity of $124 million. East New York takes deposits from, and offers other banking services to, a diverse base of customers located in its markets. East New York concentrates on making commercial mortgage loans which are secured by income producing properties that are primarily located throughout the metropolitan New York City area, especially apartment buildings and cooperative apartments.

M&T Capital Corporation ("M&T Capital"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in January 1968. M&T Capital is a federally-licensed small business investment company operating under the provisions of the Small Business Investment Act of 1958, as amended ("SBIA"). M&T Capital provides equity capital and long-term credit to "small-business concerns", as defined by the SBIA. M&T Capital had assets of $13 million and stockholder's equity of $13 million as of December 31, 1994, and recorded approximately $1.5 million of revenues in 1994. The headquarters of M&T Capital are located at One M&T Plaza, Buffalo, New York.

M&T Credit Corporation ("M&T Credit"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in April 1994. M&T Credit is a consumer credit company with headquarters at One M&T Plaza, Buffalo, New York and offices in Pennsylvania. As of December 31, 1994, M&T Credit had assets of $10 million and stockholder's equity of $0.9 million. Revenues from the date of formation through December 31, 1994 were not significant.

M&T Mortgage, the mortgage banking subsidiary of M&T Bank, was incorporated as a New York business corporation in November 1991. M&T Mortgage's principal activities are comprised of the origination of residential mortgage loans and providing mortgage loan servicing to M&T Bank and others. M&T Mortgage maintains branch offices in Ohio, Pennsylvania, Oregon, Utah and Washington. M&T Mortgage had assets of $34 million and stockholder's equity of $24 million as of December 31, 1994, and recorded approximately $19.3 million of revenues during 1994. The headquarters of M&T Mortgage are located at M&T Center, One Fountain Plaza, Buffalo, New York.

M&T Financial Corporation ("M&T Financial"), a New York business corporation, is a wholly owned subsidiary of M&T Bank which specializes in capital-equipment leasing. M&T Financial was formed in October 1985, had assets of $83 million and stockholder's equity of $14 million as of December 31, 1994, and recorded approximately $3.3 million of revenues in 1994. The headquarters of M&T Financial are located at 4925 Main Street, Amherst, New York.

M&T Securities, Inc. ("M&T Securities"), is a wholly owned subsidiary of M&T Bank which was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and provides securities brokerage and investment advisory services. As of December 31, 1994, M&T Securities had assets of $0.9 million and stockholder's equity of $0.5 million. M&T Securities recorded $1.4 million of revenues during 1994. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York.

Highland Lease Corporation ("Highland Lease"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in October 1994. Highland Lease is a consumer leasing company with headquarters at One M&T Plaza, Buffalo, New York. As of December 31, 1994, Highland Lease had assets of $9.8 million and stockholder's equity of $7.0 million. Revenues from the date of formation through December 31, 1994 were not significant.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries represented, individually and collectively, an insignificant portion of the Company's consolidated assets, net income and stockholders' equity at December 31, 1994.

          Lines of Business, Principal Services, Industry Segments
          --------------------------------------------------------
                           and Foreign Operations
                           ----------------------

Commercial and retail banking, with activities incidental thereto, represents the sole significant line and/or segment of business of the Company. The Company's international activities are discussed in note 14 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data". The only activities that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in each of the last three years were lending and investment securities transactions. The amount of income from such sources during those years is set forth on the Company's Consolidated Statement of Income filed herewith in
Part II, Item 8, "Financial Statements and Supplementary Data".

                         Supervision and Regulation
                         --------------------------

The banking industry is subject to extensive state and federal regulation and is undergoing significant change. In 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted. FDICIA substantially amended the Federal Deposit Insurance Act ("FDI Act") and certain other statutes. Since FDICIA's enactment, the federal bank regulatory agencies have been adopting regulations to implement its statutory provisions.

The following discussion summarizes certain aspects of the banking laws and regulations that affect the Company. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in the state legislature, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company. To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

                       Bank Holding Company Regulation
                       -------------------------------

As a registered bank holding company, the Registrant and its nonbank subsidiaries are subject to supervision and regulation under the BHCA by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the New York State Banking Superintendent ("Banking Superintendent").
The Federal Reserve Board requires regular reports from the Registrant and is authorized by the BHCA to make regular examinations of the Registrant and its subsidiaries.

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

The BHCA currently includes a prohibition against interstate banking which can be overridden by any state which adopts a law that expressly permits out-of-state banking companies to form or acquire banks in such state. The Banking Law currently allows out-of-state banking companies to control New York banks if reciprocal rights are granted to New York banking companies, and also allows a form of reciprocal interstate branching. Most states currently permit New York banking companies to form or acquire banks located within their boundaries.

On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking Efficiency Act of 1994 (the "Interstate Banking Act"). Generally, the Interstate Banking Act permits, beginning September 29, 1995, bank holding companies to acquire banks in any state; permits, prior to June 1, 1997, a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if the home states of both banks expressly permit interstate bank mergers; permits, beginning June 1, 1997, a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank, beginning June 1, 1997, if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the terms of the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. Furthermore, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally-regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. The Banking Law contains provisions similar to the CRA which are applicable to New York-chartered banks.

               Supervision and Regulation of Bank Subsidiaries
               -----------------------------------------------

The Registrant's banking subsidiaries are subject to regulation, and are examined regularly, by various bank regulatory agencies: M&T Bank by the Federal Reserve Board and the Banking Superintendent and East New York by the FDIC and the Banking Superintendent. The Registrant and its direct nonbanking subsidiaries are affiliates, within the meaning of the Federal Reserve Act, of the Registrant's subsidiary banks and their subsidiaries. As a result, the Registrant's subsidiary banks and their subsidiaries are subject to restrictions on loans or extensions of credit to, purchases of assets from, investments in, and transactions with the Registrant and its direct nonbanking subsidiaries and on certain other transactions with them or involving their securities.

Under the "cross-guarantee" provisions of the FDI Act, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the BIF or SAIF of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Thus, any insured depository institution subsidiary of the Parent Company could incur liability to the FDIC in the event of a default of another insured depository institution owned or controlled by the Parent Company. The FDIC's claim under the cross-guarantee provisions is superior to claims of stockholders of the insured depository institution or its holding company and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the BIF or SAIF or both.

                      Dividends from Bank Subsidiaries
                      --------------------------------

M&T Bank and East New York are subject, under one or more of the banking laws, to restrictions on the amount and frequency (no more often than quarterly) of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 17 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data," and to other statutory powers of bank regulatory agencies.

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

The Federal Reserve Board and the FDIC have also imposed a leverage standard to supplement their risk-based ratios. This leverage standard focuses on a banking institution's ratio of Tier 1 capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth are expected to maintain a Tier 1 capital to total assets ratio equal to at least 4 to 5%.

As reflected in the following table, the risk-based capital ratios and leverage ratios of the Registrant, M&T Bank and East New York as of December 31, 1994 exceeded the risk-based capital adequacy guidelines and the leverage standard.

              Capital Components and Ratios at December 31, 1994
                            (dollars in millions)

                            Registrant
                         (Consolidated)      M&T Bank      East New York
                         --------------      --------      -------------
Capital Components
  Tier 1 capital             $  748         $  602             $  131
  Total capital                 930            766                149

Risk-weighted assets
and off-balance sheet
instruments                  $8,398         $6,973             $1,429

Risk-based Capital Ratio
  Tier 1 capital               8.91%          8.64%              9.13%
  Total capital               11.07          10.98              10.40

Leverage Ratio                 7.31           6.92               7.53


FDICIA required each federal banking agency, including the Federal Reserve Board, to revise its risk-based capital standards within 18 months of the enactment of the statute into law on December 19, 1991 in order to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on certain multifamily housing loans.

In September 1993, the federal banking agencies issued proposed rules whereby exposure to interest rate risk would be measured as the effect that a specified change in market interest rates would have on the net economic value of a bank. This economic perspective considers the effect that changing market interest rates may have on the value of a bank's assets, liabilities, and off-balance-sheet positions. The banking agencies propose to measure an institution's exposure using either a standardized, supervisory model or each bank's own internal model. In either case, the results could be used in one of two ways when assessing capital adequacy for interest rate risk. One approach would be to reduce an institution's risk-based capital ratios by an amount based on the level of measured risk. The other would be to use the measured exposure as only one of several factors in assessing the need for capital.

On December 29, 1993, the Federal Reserve Board amended the risk-based capital guidelines, effective December 31, 1993, lowering from 100 percent to 50 percent the risk weight assigned to certain multifamily housing loans.

On December 7, 1994, the Federal Reserve Board adopted a final rule, effective December 31, 1994, providing that institutions regulated by the Federal Reserve Board could net for risk-based capital purposes the positive and negative market values of interest and exchange rate contracts subject to a qualifying, legally enforceable, bilateral netting contract to calculate one current exposure for that netting contract.

On December 8, 1994, the Federal Reserve Board amended its risk-based capital guidelines effective December 31, 1994, directing institutions to generally not include in regulatory capital the "net unrealized holding gains (losses) on securities available for sale", determined pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", when preparing financial statements in accordance with Generally Accepted Accounting Principles. Net unrealized losses on marketable equity securities (i.e., equity securities with readily determinable fair values), however, continue to be deducted from Tier 1 capital. This rule has the general effect of valuing available for sale securities at amortized cost (i.e., based on historical cost), rather than at fair value (i.e., generally at market value), for purposes of calculating the risk-based and leverage ratios.

On December 15, 1994, the Federal Reserve Board issued a final rule, effective January 17, 1995, addressing concentration of credit risk and risks of nontraditional activities. Accordingly, risk-based capital guidelines were amended to explicitly cite concentrations of credit risk and an institution's ability to monitor and control them as important factors in assessing an institution's overall capital adequacy. Institutions identified through the examination process as having significant exposure to concentration of credit risk or as not adequately managing concentration risk will be required to hold capital in excess of the regulatory minimums. The risk-based capital guidelines were further amended to explicitly cite the risks arising from nontraditional activities and management's ability to monitor and control these risks as important factors to consider in assessing an institution's overall capital adequacy. The rule requires that as banking institutions begin to engage in, or significantly expand their participation in, a nontraditional activity, the risks of that activity be promptly analyzed and the activity given appropriate capital treatment by the agencies.

On December 22, 1994, the Federal Reserve Board revised its capital adequacy guidelines, effective April 1, 1995, to establish a limitation on the amount of certain deferred tax assets that may be included in (that is, not deducted from) Tier 1 capital for purpose of risk-based capital and leverage ratios. Under the revised guidelines, deferred tax assets that can only be realized if an institution earns taxable income in the future are limited for regulatory capital purposes to the amount that the institution expects to realize, based on projections of taxable income, within one year of each quarter-end report date or 10 percent of Tier 1 capital, whichever is less.

Bank regulators continue to propose amendments to the risk-based capital guidelines and related regulatory framework. While the Company's management studies such proposals, the timing of adoption, ultimate form and effect of such proposed amendments on the Company's capital requirements and operations cannot be predicted.

FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

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

FDICIA directs, among other things, that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards as they deem appropriate. The Federal Reserve Board adopted such standards in 1993.

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

                     FDIC Deposit Insurance Assessments
                     ----------------------------------

As institutions insured by the BIF and the SAIF, M&T Bank and East New York are subject to FDIC deposit insurance assessments. Under current law the insurance assessment to be paid by BIF-insured institutions shall be specified in a schedule required to be issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designed to increase the reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) no later than 2006. The FDIC is also authorized to impose one or more special assessments in any amounts deemed necessary to enable repayment of amounts borrowed by the FDIC from the Treasury Department. On September 15, 1992, the FDIC approved the implementation of a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on the institution's capital classification under the prompt corrective action provisions described above, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The assessment rates under the system range from .23% to .31% depending upon the assessment category into which the insured institution is placed. The risk-based assessment system became effective January 1, 1993. In early 1995, the FDIC announced that it was considering a proposal to reduce the low end of the deposit assessment range that banks pay to the BIF to .04%. The final form, likelihood or timing of adoption and implementation of such proposal cannot be determined. Despite the announcement of this proposal, the FDIC retains the ability to increase BIF assessments and to levy special additional assessments. Moreover, the FDIC is not currently considering any reduction in SAIF assessments.

With respect to deposit insurance assessments on SAIF-insured deposits at M&T Bank (which represent approximately 18% of its total assessed deposit liabilities), under current law such assessments must be the greater of .15% of M&T Bank's average assessment base (as defined) or such rate as the FDIC at its sole discretion determines to be appropriate to increase (or maintain) the reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) within a reasonable period of time. From January 1, 1994 through December 31, 1997 the assessment rate must not be less than .18% of the institution's average assessment base. The assessment rate may be higher if the FDIC, in its sole discretion, determines such higher rate to be appropriate. Effective January 1, 1993, the risk-based deposit premium assessment system described above was made applicable to SAIF-insured deposits.

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

                                 Competition
                                 -----------

The Company competes in offering commercial and personal financial services with other banking institutions and with firms in a number of other industries, such as thrift institutions, credit unions, personal loan companies, sales finance companies, leasing companies, securities brokers and dealers, insurance companies and retail merchandising organizations. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis. Compared to less extensively regulated financial services companies, the Company's operations are significantly impacted by state and federal regulations applicable to the banking industry.

As described in Bank Holding Company Regulation above, the Banking Law allows out-of-state banking companies to control New York banks if reciprocal rights are granted to New York banking companies. No such reciprocity is required of foreign banking companies. Most states permit New York banking companies to form or acquire banks located within their boundaries. Moreover, the provisions of the Interstate Banking Act may further ease entry into New York State by out-of-state banking institutions. As a result, the number of banking organizations with which the Registrant's subsidiary banks compete may grow in the future.

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

-------------------------------------------------------------------------------------------------------------------
                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------
                                                                                                    Item 1, Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

Dollars in thousands                                    1994         1993         1992         1991         1990
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Money-market assets
  Interest-bearing deposits at banks               $        143       55,044      110,041            -      403,373
  Federal funds sold and resell agreements                3,080      329,429      312,461       67,351       65,532
  Trading account                                         5,438        9,815       53,515       42,957      125,268
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
      Total money-market assets                           8,661      394,288      476,017      110,308      594,173

Investment securities
  U.S. Treasury and federal agencies                    999,407    1,387,395      916,621    1,725,604    1,125,794
  Obligations of states and political subdivisions       55,787       49,230       53,789      128,409      164,096
  Other                                                 735,846      992,527      750,154      731,973      133,327
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
      Total investment securities                     1,791,040    2,429,152    1,720,564    2,585,986    1,423,217

Loans and leases
  Commercial, financial, leasing, etc.                1,680,415    1,510,205    1,478,555    1,068,606    1,136,590
  Real estate - construction                             53,535       51,384       35,831       30,895       37,799
  Real estate - mortgage                              5,046,937    4,540,177    4,422,730    4,091,414    3,403,105
  Consumer                                            1,666,230    1,337,293    1,211,401    1,015,722      924,575
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
      Total loans and leases                          8,447,117    7,439,059    7,148,517    6,206,637    5,502,069
  Unearned discount                                    (229,824)    (177,960)    (164,713)    (160,083)    (129,176)
  Allowance for possible credit losses                 (243,332)    (195,878)    (151,690)    (100,265)     (74,982)
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
      Loans and leases, net                           7,973,961    7,065,221    6,832,114    5,946,289    5,297,911

Other real estate owned                                  10,065       12,222       16,694       10,354        5,655
Total assets                                         10,528,644   10,364,958    9,587,931    9,171,066    7,715,385
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------

Demand deposits                                       1,087,102    1,052,258    1,078,690      655,876      622,490
NOW accounts                                            748,199      764,690      770,618      683,732      482,029
Savings deposits                                      3,098,438    3,364,983    3,573,717    2,841,590    1,708,383
Time deposits                                         3,106,723    1,982,272    2,536,309    3,066,897    3,216,476
Deposits at foreign office                              202,611      189,058      117,776      226,229      171,632
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
      Total deposits                                  8,243,073    7,353,261    8,077,110    7,474,324    6,201,010

Short-term borrowings                                 1,364,850    2,101,667      692,691    1,022,430      971,817
Long-term borrowings and capital leases                  96,187       75,590       75,685        9,477        3,205
Total liabilities                                     9,807,648    9,640,964    8,961,136    8,635,291    7,278,173
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Stockholders' equity                                    720,996      723,994      626,795      535,775      437,212
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------




STOCKHOLDERS, EMPLOYEES AND OFFICES

Number at year-end                                      1994         1993         1992         1991         1990
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Stockholders                                              3,981        3,985        4,157        4,346        4,579
Employees                                                 4,505        4,400        4,275        3,338        2,928
Banking offices                                             168          145          151          115          114
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------

-------------------------------------------------------------------------------------------------------------------
                      FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------
                                                                                           Item 1, Table 2

CONSOLIDATED EARNINGS

Dollars in thousands                                    1994         1993          1992          1991        1990
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Interest income
Loans and leases, including fees                   $    633,077      608,473      602,932      592,395      522,455
Money-market assets
  Deposits at banks                                       2,212        6,740        1,083        7,864       18,424
  Federal funds sold and resell agreements                4,751       20,403       18,100        5,322        7,689
  Trading account                                           361        1,242        2,927       15,716        5,151
Investment securities
  Fully taxable                                         104,185      101,187      125,529      138,808       95,398
  Exempt from federal taxes                               2,760        2,584        5,906        9,292        8,351
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
  Total interest income                                 747,346      740,629      756,477      769,397      657,468
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Interest expense
NOW accounts                                             11,286       13,113       16,544       27,418       24,190
Savings deposits                                         84,804       90,392      110,142      123,468       70,857
Time deposits                                            97,067       98,508      153,588      242,684      247,284
Deposits at foreign office                                5,894        3,243        4,348        9,014       12,008
Short-term borrowings                                    73,868       58,459       38,386       36,972       72,088
Long-term borrowings and capital leases                   6,287        6,158          590          659          501
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
  Total interest expense                                279,206      269,873      323,598      440,215      426,928
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Net interest income                                     468,140      470,756      432,879      329,182      230,540
Provision for possible credit losses                     60,536       79,958       84,989       63,412       27,412
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Net interest income after provision
  for possible credit losses                            407,604      390,798      347,890      265,770      203,128
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Other income
Trust income                                             22,574       23,865       16,905       11,847        9,696
Service charges on deposit accounts                      35,016       32,291       28,372       20,688       17,427
Merchant discount and other credit card fees              8,705        7,932        6,728        5,776        5,887
Trading account gains                                       700        2,702        1,684        5,015          284
Gain on sales of bank investment securities                 128          870       28,050          450            4
Gain on sales of venture capital investments                802        2,896        3,230        2,064          727
Other revenues from operations                           55,814       39,988       41,257       31,846       18,713
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
  Total other income                                    123,739      110,544      126,226       77,686       52,738
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Other expense
Salaries and employee benefits                          161,221      154,340      130,751      103,201       85,884
Equipment and net occupancy                              49,132       47,823       41,659       33,350       28,617
Printing, postage and supplies                           13,516       13,021       13,111       10,727        7,603
Deposit insurance                                        16,442       17,684       17,783       15,222        6,680
Other costs of operations                                96,551       94,951      108,034       66,161       42,349
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
  Total other expense                                   336,862      327,819      311,338      228,661      171,133
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Income before income taxes                              194,481      173,523      162,778      114,795       84,733
Income taxes                                             77,186       71,531       64,841       47,601       30,791
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Net income                                         $    117,295      101,992       97,937       67,194       53,942
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Dividends declared
  Common                                           $     14,743       13,054       10,780        9,344        8,275
  Preferred                                               3,600        3,600        3,600        2,860            -
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------


----------------------------------------------------------------------------------------
                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------
                                                                      Item 1, Table 3

COMMON SHAREHOLDER DATA

                                               1994     1993     1992     1991     1990
------------------------------------------    ------   ------   ------   ------   ------
Per Share
  Net income                                  $16.35    13.87    13.41     9.32     7.91
  Cash dividends declared                       2.20     1.90     1.60     1.40     1.25
  Stockholders' equity at year-end            103.02    99.43    85.79    73.91    65.94
Dividend pay out ratio                         12.97 %  13.27 %  11.43 %  14.52 %  15.34 %
------------------------------------------    ------   ------   ------   ------   ------

                                                                                                        Item 1, Table 4

--------------------------------------------------------------------------------------------------------------------------
                                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------


CHANGES IN INTEREST INCOME AND EXPENSE*

                                                            1994 compared with 1993             1993 compared with 1992
                                                         ----------------------------        -----------------------------
                                                                       Resulting from                     Resulting from
                                                           Total        changes in:             Total       changes in:
Increase (decrease) in thousands                           change    Volume     Rate           change    Volume     Rate
-------------------------------------------------------  --------   -------   --------       --------   -------   --------
Interest income
Loans and leases, including fees                        $  24,416    38,266   (13,850)      $   5,407    36,814   (31,407)
Money-market assets
  Deposits at banks                                        (4,528)   (6,055)    1,527           5,657     5,716       (59)
  Federal funds sold and agreements to resell securities  (15,652)  (20,432)    4,780           2,303     3,392    (1,089)
  Trading account                                            (935)   (1,083)      148          (1,662)   (1,504)     (158)
Investment securities
  U.S. Treasury and federal agencies                       (5,735)   (6,451)      716         (19,520)    6,139   (25,659)
  Obligations of states and political subdivisions            472       747      (275)         (5,522)   (4,232)   (1,290)
  Other                                                     8,682       972     7,710          (4,163)    8,384   (12,547)
-------------------------------------------------------   --------                            ---------
  Total interest income                                 $   6,720                           $ (17,500)
-------------------------------------------------------   --------                            ---------
Interest expense
Interest-bearing deposits
  NOW accounts                                          $  (1,827)      (28)   (1,799)      $  (3,431)    1,849    (5,280)
  Savings deposits                                         (5,588)   (5,848)      260         (19,750)    5,124   (24,874)
  Time deposits                                            (1,441)   (3,099)    1,658         (55,080)  (26,143)  (28,937)
  Deposits at foreign office                                2,651     1,146     1,505          (1,105)     (321)     (784)
Short-term borrowings                                      15,409    (4,856)   20,265          20,073    24,774    (4,701)
Long-term borrowings                                          129       135        (6)          5,568     5,581       (13)
-------------------------------------------------------   --------                            ---------
  Total interest expense                                $   9,333                           $ (53,725)
-------------------------------------------------------   --------                            ---------

* Interest income data are on a taxable-equivalent basis.  The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 2.  Properties.
         ----------

Both the Parent Company and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 276,000 rentable square feet of space, is owned in fee by M&T Bank, and was completed in 1967 at a cost of approximately $17 million. The Parent Company, M&T Bank and their subsidiaries occupy approximately 69% of the building and the remainder is leased to non-affiliated tenants. At December 31, 1994, the cost of this property, net of accumulated depreciation, was $10.5 million.

In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 346,000 rentable square feet of space at a cost of approximately $12 million. Approximately 70% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 1994, the cost of this building, including improvements made subsequent to acquisition and net of accumulated depreciation, was $16.8 million.

M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 223,000 square feet and their combined cost, net of accumulated depreciation, was $13.0 million.

The cost, net of accumulated depreciation and amortization, of the Company's premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data". Of the 159 domestic banking offices of the Registrant's subsidiary banks, 56 are owned in fee and 103 are leased.

Item 3.  Legal Proceedings.
         -----------------

A number of lawsuits were pending against the Registrant and its subsidiaries at December 31, 1994. In the opinion of management, the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated financial condition. Moreover, management believes that the Company has substantial defenses in such litigation, but there can be no assurance that the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated results of operations in the future.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not applicable
          ---------------------------------------------------

                    Executive Officers of the Registrant
                    ------------------------------------

Information concerning the Registrant's executive officers is presented below as of March 6, 1995. Shown parenthetically is the year since which the officer has held the indicated position with the Registrant or its subsidiaries. In the case of each such corporation, officers' terms run until the first meeting of the board of directors after such corporation's annual meeting, and until their successors are elected and qualified.

     Robert G. Wilmers, age 60, is chairman of the board (1994), president
       (1988), chief executive officer (1983) and a director (1982) of the Registrant. He is chairman of the board, president and chief executive officer (1983) and a director (1982) of M&T Bank. Mr. Wilmers is a director of East New York (1988) and M&T Financial (1985).


     William A. Buckingham, age 52, is an executive vice president (1990) of the Registrant and of M&T Bank and is in charge of its Retail Banking Division. Mr. Buckingham is a director of M&T Securities. Mr. Buckingham held a number of management positions with Manufacturers Hanover Trust Company from 1973 to 1990, including the position of executive vice president of its branch banking division which he held immediately prior to joining the Registrant and M&T Bank.


     Atwood Collins, III, age 48, is the president, chief executive officer and a director (1995) of East New York. Previously, Mr. Collins served as executive vice president and chief operating officer of East New York
       (1988). Mr. Collins held a number of management positions with Morgan Guaranty Trust Company of New York from 1972 to 1988, including the position of senior vice president and manager of treasury operations which he held immediately prior to joining East New York.


     Brian E. Hickey, age 42, is president (1994) of the Rochester Division of
       M&T Bank and has responsibility for managing all of M&T Bank's business segments in the Rochester market. Before joining M&T Bank, Mr. Hickey served as regional president, Rochester/Southern Region of Marine Midland Bank, which he joined as a regional executive in 1989.


     James L. Hoffman, age 55, is president (1992) of the Hudson Valley Division of M&T Bank. Mr. Hoffman served as chairman of the board, president, chief executive officer and a director (1983) of The First National Bank of Highland, which had been a wholly owned subsidiary of the Registrant prior to its merger with and into M&T Bank on February 29, 1992. Mr. Hoffman is a director of M&T Financial (1986). He served as an executive vice president of M&T Bank from 1974 to 1984.


     Barbara L. Laughlin, age 50, is an executive vice president (1993) of the Registrant and of M&T Bank (1990), and is in charge of its Technology and Banking Operations Division. Ms. Laughlin was executive vice president of retail banking and technology at The Seamen's Bank for Savings from June 1986 to April 1990 before joining M&T Bank.


     William C. Rappolt, age 49, is an executive vice president and treasurer
       (1993) of the Registrant and M&T Bank (1984) and executive vice president of East New York (1994). Mr. Rappolt is in charge of its Treasury Division. Mr. Rappolt is a director of M&T Financial (1985), and M&T Securities (1985).


     Robert E. Sadler, Jr., age 49, is an executive vice president (1990) of the Registrant and of M&T Bank (1983), and is in charge of its Commercial Banking Division. Mr. Sadler is chairman of the board and a director of Highland Lease (1994); chairman of the board (1987) and a director of M&T Capital (1983); chairman of the board and a director of M&T Credit
       (1994); chairman of the board (1989) and a director of M&T Financial
       (1985); chairman of the board and a director of M&T Mortgage (1991); and chairman of the board and a director of M&T Securities (1994).


     Harry R. Stainrook, age 58, is an executive vice president (1993) of the Registrant and of M&T Bank (1985), and is in charge of M&T Bank's Trust and Investment Services Division. Mr. Stainrook is a director of M&T Securities (1994).


     James L. Vardon, age 53, is an executive vice president and chief financial officer (1984) of the Registrant and of M&T Bank, and is in charge of its Finance Division. Mr. Vardon is a director of M&T Capital (1984) and M&T Financial (1985).

                                  PART II
                                  -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. The Registrant's common stock is traded under the symbol FES on the American Stock Exchange. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K for market prices of Registrant's common stock, approximate number of common stockholders at year-end, frequency and amounts of dividends on common stock and restrictions on the payment of dividends.

Item 6. Selected Financial Data. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


CORPORATE PROFILE AND SIGNIFICANT DEVELOPMENTS

First Empire State Corporation ("First Empire") is a regional bank holding company headquartered in Buffalo, New York with consolidated assets of $10.5 billion at December 31, 1994. First Empire and its consolidated subsidiaries are hereinafter referred to collectively as "the Company". First Empire's banking subsidiaries are Manufacturers and Traders Trust Company ("M&T Bank") and The East New York Savings Bank ("East New York"), both of which are wholly owned. M&T Bank, with $8.8 billion in assets at December 31, 1994, is a New York-chartered commercial bank with 118 offices throughout Western New York and New York's Southern Tier, 20 offices in New York's Hudson Valley region and offices in New York City, Albany, Syracuse and Nassau, The Bahamas. East New York, with $1.8 billion in assets at December 31, 1994, is a New York-chartered savings bank with 18 offices in the New York City metropolitan area.

  M&T Bank's subsidiaries include M&T Mortgage Corporation, a mortgage banking company; M&T Securities, Inc., a broker/dealer; M&T Financial Corporation, an equipment leasing company; M&T Capital Corporation, a venture capital company; M&T Credit Corporation, a consumer credit company and Highland Lease Corporation, a consumer leasing company.

  On December 1, 1994, First Empire acquired Ithaca Bancorp, Inc. ("Ithaca Bancorp"), Ithaca, New York, in exchange for cash consideration of $19 per common share or approximately $44.2 million. Simultaneously with the acquisition, Ithaca Bancorp's savings bank subsidiary, Citizens Savings Bank, F.S.B., was merged into M&T Bank, bringing twelve banking offices in New York's Southern Tier into M&T Bank's branch network. As of December 1, 1994, assets acquired totaled $470 million, including $369 million of loans, and deposit liabilities assumed were $330 million. Additionally, on December 10, 1994, M&T Bank purchased approximately $146 million of deposits from Chemical Bank along with seven branch offices in the Hudson Valley region of New York State. On February 9, 1995, M&T Bank entered into a definitive agreement to acquire four branches and approximately $90 million in deposits from The Chase Manhattan Bank, N.A. Two of the branches are located in Dutchess County, one in Ulster County and one in Niagara County, New York.

  On July 1, 1992, First Empire acquired Central Trust Company of Rochester, New York ("Central Trust"), and Endicott Trust Company of Endicott, New York ("Endicott Trust"), and simultaneously merged them into M&T Bank. The acquisitions added approximately $1.4 billion in assets and $1.3 billion in deposits to the Company's consolidated balance sheet and added 38 banking offices in Western New York and New York's Southern Tier to M&T Bank's branch network on the acquisition date.

  The Company has continued to expand its out-of-state network of residential mortgage origination offices operated by M&T Mortgage Corporation. In 1993, offices were opened in Pittsburgh, Pennsylvania and in Cincinnati and Columbus, Ohio. During 1994, offices were opened in three additional locations in Ohio, Cleveland, Dayton and the Akron-Canton area, and in two Pennsylvania locations, Harrisburg and Lancaster. On March 6, 1995, M&T Mortgage Corporation acquired Statewide Funding Corporation ("Statewide"), a privately-held mortgage banking company based near Albany, New York. Statewide has a mortgage servicing portfolio of approximately $1.0 billion and originated more than $400 million of mortgage loans in 1994. Statewide operates five retail offices in New York, one in Massachusetts and one in Vermont, and also a national wholesale lending program.


OVERVIEW

The Company's net income increased 15% to $117.3 million in 1994, from $102.0 million in 1993, while earnings per common share increased 18% to $16.35 from $13.87 in 1993. Fully diluted earnings per common share, which includes the assumed full conversion of outstanding preferred stock into common stock, was $15.71 in 1994 and $13.42 in 1993, an increase of 17%. Net income was $97.9 million or $13.41 per common share in 1992, while fully diluted earnings per common share was $12.98. The results of operations in 1992 include significant pre-tax securities gains of $28.1 million resulting from management's decision to adjust the Company's holdings of investment securities in response to declining interest rates and the expected decline in economic value of certain securities resulting from prepayment risk. Sales in 1992 were additionally intended to reduce the size of the Company's balance sheet, thereby strengthening capital ratios, in anticipation of the Central Trust and Endicott Trust acquisitions.

  The Company achieved a return on average assets of 1.17% in 1994, up from .98% in 1993 and 1.03% in 1992. The return on average common stockholders' equity was 16.64% in 1994, 15.61% in 1993 and 17.39% in 1992. Excluding the
effects of securities gains, the return on average assets in 1992 was .86%, while the return on average common stockholders' equity was 14.43%.

  Net interest income, adjusted to a fully taxable-equivalent basis for tax-exempt interest income earned on certain loans and investments, decreased 1% in 1994 to $472.2 million, from $474.8 million in 1993. Taxable-equivalent net interest income was $438.6 million in 1992. A $316 million decline in average earning assets in 1994 from 1993 was the major factor in the lower taxable-equivalent net interest income. The net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets, improved 13 basis points in 1994 to 4.89% from 4.76% in 1993. The net interest margin was 4.79% in 1992.

  Net charge-offs in 1994 decreased to $16.6 million from $35.8 million in 1993 and $46.3 million in 1992. Nonperforming loans declined to $77.5 million at December 31, 1994 from $82.3 million a year earlier and $113.6 million at year-end 1992. Consistent with declines in the level of net charge-offs and nonperforming loans and generally improving economic conditions in market areas served by the Company, the provision for possible credit losses was decreased to $60.5 million in 1994, compared with $80.0 million in 1993 and $85.0 million in 1992.

  In December 1994, First Empire transferred appreciated investment securities with a fair value of $15.7 million to pre-fund an affiliated, tax-exempt private foundation which will utilize these resources over the coming years for charitable purposes. As a result of the transfer, the Company recognized charitable contributions expense and tax-exempt other income of $13.8 million and $10.4 million, respectively, resulting in an after-tax increase in net income of $2.4 million.

  Excluding gains on sales of bank investment securities and the effect of the 1994 transfer of securities to the affiliated foundation, noninterest income totaled $113.2 million in 1994, 3% above $109.7 million in 1993 and 15% above $98.2 million in 1992. Excluding $13.8 million of charitable contributions expense associated with the transfer of securities, noninterest expense totaled $323.1 million in 1994, down 1% from $327.8 million in 1993, but up 4% from $311.3 million in 1992.

  The December 1994 acquisitions have been accounted for as purchase transactions and, accordingly, the operating results of the acquired entities have been included in the consolidated results of operations of the Company since the respective acquisition dates. The operating results of the acquired entities did not have a significant impact on the Company's results of operations in 1994. The excess of the cost of the acquired entities over the fair value of identifiable assets acquired less liabilities assumed has been recorded as goodwill and amounted to approximately $24 million, which is being amortized on a straight-line basis over five years.


NET INTEREST INCOME/LENDING AND FUNDING ACTIVITIES

A $316 million decline in average earning assets to $9.7 billion in 1994 from $10.0 billion in 1993 was the major factor contributing to the decline in taxable-equivalent net interest income in 1994 to $472.2 million from $474.8 million in 1993. Taxable-equivalent net interest income and average earning assets in 1992 were $438.6 million and $9.2 billion, respectively. A wider net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, and a larger benefit from interest-free funds resulted in an improvement in the net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets, to 4.89% in 1994, compared with 4.76% in 1993 and 4.79% in 1992.

  During 1994, the Company continued to benefit from a relatively wide net interest spread. The net interest spread was 4.37% in 1994, compared with 4.33% in 1993 and 4.29% in 1992. The improvement in net interest spread in 1994 over 1993 resulted from a favorable shift in the composition of the portfolio of earning assets reflecting a greater proportion of loans and reduced holdings of money-market assets and investment securities. The benefit obtained from increased holdings of loans, which typically yield more than money-market assets and investment securities, was partially offset by the rise in interest expense on short-term borrowings and deposits. The higher proportion of loans and reduced holdings of money-market assets and investment securities resulted in a 31 basis point (hundredth of one percent) increase in 1994 to 7.77% in the yield on earning assets, while the cost of interest-bearing liabilities increased 27 basis points to 3.40%. Rising interest rates had the effect of narrowing the difference between the yield on loans and leases and the rate paid on interest-bearing deposits by 23 basis points in 1994 from 1993. The increase in the net interest spread in 1993 from 1992 resulted from a widening of the spread between the yield on loans and leases and the rate paid on interest-bearing deposits, a then-favorable repercussion of the declining and relatively low interest rates in 1993.

  The contribution to net interest margin of interest-free funds rose to .52% in 1994 from .43% in 1993 and .50% in 1992. The improvement in 1994 from 1993 resulted largely from the 27 basis point increase to 3.40% in the rate paid on interest-bearing liabilities used to value these funds, aided by a 7% increase in average interest-free funds. The 7 basis point reduction in the contribution of interest-free funds in 1993 from 1992 was due to the 90 basis point decline in the rate on interest-bearing liabilities from 4.03%, which more than offset a 22% increase in net interest-free balances. Average interest-free funds were $1.5 billion in 1994, $1.4 billion in 1993 and $1.1 billion in 1992.

  The Company has benefited from relatively wide net interest spreads in recent years. Despite significant increases in short-term interest rates throughout 1994, the spread between the prime rate and other money-market rates remained relatively wide in comparison to historic norms. However, rising interest rates in 1994 have resulted in sharp reductions in prepayments of residential mortgage loans, thereby extending the expected lives of such loans, of mortgage-related financial instruments, such as mortgage-backed securities and collateralized mortgage obligations ("CMOs"), and of interest rate swaps indexed to residential mortgage loans. Management believes that further changes in the interest rate environment or reductions in spreads could adversely impact the Company's net interest margin and net interest income. Although not necessarily indicative of a trend, the Company's net interest spread in the fourth quarter of 1994 of 4.15% was below that achieved in any other quarter of 1994.

  As part of an overall interest rate risk management program, the Company utilizes interest rate swap agreements to modify, in a cost and capital efficient manner, the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, rates paid on interest-bearing deposits.

  The effect of interest rate swaps on the Company's net interest income and margin as well as average notional amounts and rates are presented in table 4.

  Average loans and leases grew to $7.4 billion in 1994 from $7.0 billion and $6.6 billion in 1993 and 1992, respectively. The acquisition of $369 million of loans of Ithaca Bancorp on December 1, 1994 did not substantially impact average loans and leases in 1994. Improved economic conditions in some market areas served by the Company contributed to increases in 1994 in the outstanding balance of consumer loans, primarily automobile loans, and multi-family commercial real estate loans. In 1993, when sluggish economic conditions in the areas served by the Company restrained loan demand, growth in average loans resulted from the full-year effect of the acquisitions of Central Trust and Endicott Trust on July 1, 1992. Table 5 summarizes by type, average loans and leases outstanding in 1994 and percentage changes in average loans and leases over the past two years.

  Loans secured by real estate, excluding home equity lines of credit which are classified as consumer loans, represented approximately 61% of the loan portfolio during 1994, down from 63% in 1993 and 64% in 1992. At December 31, 1994, the Company held approximately $3.4 billion of commercial real estate loans and $1.6 billion of consumer real estate loans.

  Commercial real estate loans are originated by the Company predominately in the New York City metropolitan area, including properties in neighboring states generally considered to be within commuting distance of New York City, and Western New York, which includes Buffalo, Niagara Falls, Rochester and surrounding areas. Commercial real estate loans are also originated in the Hudson Valley and Southern Tier regions of New York State. Typical commercial real estate loans originated by the Company are fixed-rate instruments with monthly payments and a balloon payment of the remaining principal at maturity, usually five years after loan origination. For borrowers in good standing, the terms of the loan agreement may be extended for an additional five years at the then-current market rate of interest. Table 6 presents commercial real estate loans at December 31, 1994 by geographic area, type of collateral and size of the loans outstanding. Approximately 58% of the $1.8 billion of commercial real estate loans in the New York City metropolitan area were secured by multi-family residential properties, 23% by office space and 10% by retail space. The Company's experience has been that office space and retail properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions. Approximately 55% of the aggregate dollar amount of New York City area loans were for $3 million or less. Commercial real estate loans secured by properties elsewhere in New York State, mostly in Western New York, tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged properties in their trades or businesses. The typical loan in this segment of the portfolio was $3 million or less. Commercial real estate loans secured by properties located outside of New York State and outside of areas of neighboring states considered to be part of the New York City metropolitan area were largely obtained in acquisitions of other financial institutions.

  The Company normally refrains from construction lending, except when the borrower has obtained a commitment for permanent financing upon project completion. As a result, the commercial construction loan portfolio totaled only $43.8 million, or .5% of total loans at December 31, 1994.

  Of the $1.6 billion of real estate loans secured by one-to-four family residential properties at December 31, 1994, approximately 80% were for properties located in New York State. At the 1994 year-end, residential mortgage loans held for sale totaled $33.4 million. The Company originates residential mortgage loans in its banking offices in New York State, and through offices of M&T Mortgage Corporation, in Ohio and Pennsylvania.

  The Company's portfolio of investment securities averaged $2.1 billion in 1994, $2.2 billion in 1993 and $2.0 billion in 1992. Factors influencing the size of the investment securities portfolio include management of balance sheet size and resulting capital ratios; demand for loans, which typically generate higher yields than investment securities; repayments, which have slowed with rising interest rates; the level of deposits and interest rate risk management considerations. The investment securities portfolio is largely comprised of CMOs, other adjustable rate mortgage-backed securities and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile and the adequacy of expected returns relative to prepayment and other risks assumed. During December 1994, the Company sold approximately $57 million of investment securities obtained in the acquisition of Ithaca Bancorp. Such sale had no impact on the Company's net income.

  The average balance of money-market assets, which are comprised of interest-bearing deposits at banks, trading account assets, Federal funds sold and agreements to resell securities, declined to $166 million in 1994 from $826 million in 1993 and $594 million in 1992. The decline in 1994 from 1993 largely reflects increased demand for loans and the Company's decisions to reduce the size of the balance sheet in order to strengthen capital ratios in anticipation of the 1994 acquisitions and to limit the amount of short-term borrowings, which had been used to fund money-market assets. The increase in average money-market assets during 1993 from 1992 resulted from investment opportunities in various short-term instruments, the relative lack of alternative securities deemed attractive for longer-term investment and sluggish loan demand.

  Core deposits, which include noninterest-bearing demand deposits, interest-bearing transaction accounts, savings deposits and domestic time deposits under $100,000, represent a significant source of funding to the Company. Core deposits are commonly generated through the branch network at lower interest rates than wholesale funds of similar maturities. In 1994, average core deposits declined to $6.8 billion from $7.2 billion in 1993 and 1992. Funding provided by core deposits totaled 70% of average earning assets in 1994, compared with 72% in 1993 and 79% in 1992. The December 1994 acquisitions of $442 million of core deposits did not have a significant effect on the average balance of such deposits for 1994. In response to generally lower interest rates, in recent years many depositors sought potentially higher returns by redeploying deposits, primarily time and savings deposits, out of the banking system into alternative investment vehicles, such as mutual funds. However, the Company has been successful in retaining many customer relationships associated with closed deposit accounts by offering alternative investments to customers through M&T Securities, Inc. and through an unaffiliated company renting space in the Company's branches. By mid-year 1995, M&T Securities, Inc. will assume responsibility for sales of mutual funds and other alternative investments from the unaffiliated company. An analysis of changes in the components of core deposits is presented in table 8.

  In addition to core deposits, the Company obtains funding through domestic time deposits of $100,000 or more, off-shore deposits originated through the Company's international office and, beginning in the fourth quarter of 1994, a brokered retail certificate of deposit program. Domestic time deposits over $100,000, excluding brokered retail certificates of deposit, averaged $357 million in 1994 compared with $294 million in 1993 and $326 million in 1992. Off-shore deposits, comprised primarily of accounts with balances of $100,000 or more, averaged $156 million in 1994 compared with $120 million and $130 million in 1993 and 1992, respectively. Brokered deposits averaged $45 million in 1994 and totaled $456 million at December 31, 1994. The brokered retail certificate of deposit program was initiated to solicit up to $900 million of deposits as an alternative to short-term borrowings and other wholesale funding sources. The weighted-average remaining term to maturity of brokered deposits at December 31, 1994 was 2.6 years.

  The Company also uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York ("FHLB") and others as sources of funding. Short-term borrowings averaged $1.8 billion in 1994, $1.9 billion in 1993 and $1.1 billion in 1992. In general, short-term borrowings have been used to fund the Company's discretionary investments in money-market assets and investment securities, and to replace deposit outflows.


PROVISION FOR POSSIBLE CREDIT LOSSES

The purpose of the provision is to replenish and build the Company's allowance for possible credit losses to a level necessary to maintain an adequate reserve position. In assessing the adequacy of the allowance for possible credit losses, management performs an ongoing evaluation of the loan portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Based upon the results of such review, management believes that the allowance for possible credit losses at December 31, 1994 was adequate to absorb credit losses from existing loans, leases and credit commitments.

  The provision for possible credit losses was $60.5 million in 1994, a decrease of 24% from $80.0 million in 1993 and 29% from $85.0 million in 1992. Net charge-offs in 1994 decreased to $16.6 million from $35.8 million in 1993 and $46.3 million in 1992. Net charge-offs as a percentage of average loans outstanding were .22% in 1994, .51% in 1993 and .70% in 1992. At December 31, 1994, nonperforming loans totaled $77.5 million, a decline of $4.7 million from a year earlier and $36.1 million from December 31, 1992. The declines in the level of net charge-offs and nonperforming loans, and improved economic conditions in market areas served by the Company were major factors contributing to the lower provision for possible credit losses in 1994. The allowance for possible credit losses was $243.3 million or 2.96% of net loans and leases at December 31, 1994, up from $195.9 million or 2.70% at

December 31, 1993 and $151.7 million or 2.17% at December 31, 1992. The ratio of the allowance to nonperforming loans was 314%, 238% and 134% at year-end 1994, 1993 and 1992, respectively.

  A comparative allocation of the allowance for possible credit losses for each of the past five year-ends is presented in table 10. Amounts were allocated to specific loan categories based upon management's classification of loans under the Company's internal loan grading system and estimates of potential charge-offs inherent in each category. However, as the total reserve is available to absorb losses from any loan category, amounts assigned do not necessarily indicate future losses within these categories. The increase in the allocated portion of the reserve in 1994 and 1993 compared with prior years is not indicative of a deterioration of credit quality within the loan portfolio, but rather reflects certain revisions to the assumptions used to calculate the allocated portion of the allowance for possible credit losses. Nevertheless, the unallocated portion of the reserve represents management's assessment of the overall level of credit risk inherent in the loan portfolio over a longer time frame.

  The Company's credit loss experience is influenced by many factors, including general economic conditions. However, due to the size of the Company's commercial real estate loan portfolio, the Company's credit loss experience has been and will continue to be significantly affected by real estate valuations, in particular. Nonperforming commercial real estate loans totaled $47.5 million and $48.3 million at December 31, 1994 and 1993, respectively. At December 31, 1994, $27.1 million of nonperforming commercial real estate loans were secured by properties located in the New York City metropolitan area, compared with $29.7 million a year earlier. Net charge-offs of commercial real estate loans were $12.8 million in 1994, $19.2 million in 1993 and $26.0 million in 1992. Included in these totals are net charge-offs of commercial real estate loans secured by properties in the New York City metropolitan area of $11.1 million, $14.2 million and $21.8 million in 1994, 1993, and 1992, respectively.

  The Company has limited exposure to possible credit losses originating from concentrations of credit extended to any specific industry. No such concentration exceeded 10% of total loans outstanding at December 31, 1994. Furthermore, the Company had no exposure to less developed countries, and only $1.2 million of foreign loans in total.

  Repossessed assets taken in foreclosure of defaulted loans totaled $10.1 million at December 31, 1994, compared with $12.2 million and $16.7 million at the end of 1993 and 1992, respectively.


OTHER INCOME

Excluding gains on sales of bank investment securities and the effect of the previously noted transfer of securities to an affiliated foundation, other income totaled $113.2 million in 1994, an increase of 3% from $109.7 million in 1993 and 15% from $98.2 million in 1992. Service charges on deposit accounts increased 8% to $35.0 million in 1994 from $32.3 million in 1993. Merchant discount and other credit card fees in 1994 totaled $8.7 million compared with $7.9 million in 1993. Deposit service charges and merchant and credit card revenues were $28.4 million and $6.7 million, respectively, in 1992 when the mid-year acquisitions of Central Trust and Endicott Trust provided only six months of revenue. Trust income of $22.6 million declined 5% from $23.9 million in 1993, largely the result of lower securities clearing revenues. The increase in trust revenues in 1993 from $16.9 million in 1992 was primarily due to the Central Trust and Endicott Trust acquisitions and higher securities clearing revenues. Trading account gains declined to $.7 million in 1994, from $2.7 million in 1993 and $1.7 million in 1992.

  Excluding the $10.4 million of tax-exempt income related to the transfer of securities to the affiliated foundation, other revenues from operations increased to $46.2 million in 1994, up from $42.9 million in 1993 and $44.5 million in 1992. The improvement in other revenues in 1994 over the prior two years resulted in part from growth in the Company's residential mortgage servicing business. Residential mortgage loans serviced for others totaled $4.0 billion at December 31, 1994, up from $2.9 billion and $2.2 billion at year-end 1993 and 1992, respectively. Revenues from servicing residential mortgage loans for others were $13.1 million, $10.4 million and $5.9 million in 1994, 1993 and 1992, respectively. Also favorably impacting the year-over-year comparisons were higher loan fees, such as prepayment fees, and asset management revenues, as well as the full-year impact in 1993 of revenues attributable to the mid-1992 acquisitions. The overall decline in other revenues from operations in 1993 from 1992 resulted from lower gains from the sales of out-of-state loans and leases obtained in acquisitions, which totaled $2.8 million in 1993 and $6.0 million in 1992. Additionally, other revenues in 1992 included $2.5 million of non-recurring earnings on options written to sell certain mortgage-backed securities.


OTHER EXPENSES

Other expenses totaled $336.9 million in 1994, compared with $327.8 million in 1993 and $311.3 million in 1992. As previously noted, other expenses in 1994 included $13.8 million of charitable contributions expense related to the transfer of investment securities to a private, tax-exempt charitable foundation affiliated with the Company. Such expense is included in other costs of operations. Excluding the $13.8 million of expense related to the transfer, other expense in 1994 decreased $4.7 million from 1993.

  Salaries and employee benefits expenses were $161.2 million in 1994, an increase of $6.9 million or 4% from $154.3 million in 1993. The rise was due largely to merit salary increases and higher pension and other benefits costs. Personnel costs were $130.8 million in 1992 when only six months of expense associated with the acquired franchises of Central Trust and Endicott Trust were incurred. Growth in the Company's residential mortgage lending and servicing business, as well as merit salary increases and higher pension and other benefits costs were additional factors contributing to the increase in 1993 from 1992. The number of full-time equivalent employees was 4,149 at December 31, 1994, including 185 employees from the December 1994 acquisitions. Full-time equivalent employees totaled 4,028 and 3,959 at December 31, 1993 and 1992, respectively.

  Excluding the $13.8 million of contributions expense noted above, nonpersonnel expenses totaled $161.9 million in 1994, $11.6 million or 7% lower than 1993 and $18.7 million or 10% below 1992. Expenses in 1994 for professional services and other real estate owned declined a combined $7.9 million from 1993. Write-downs in the carrying value of excess servicing receivables and purchased mortgage servicing rights associated with residential mortgage loans serviced for others were $.5 million in 1994, compared with $4.7 million in 1993 and $16.8 million in 1992. At December 31, 1994, excess servicing receivables and purchased mortgage servicing rights recorded as assets totaled $17.6 million. Nonpersonnel expense in 1992 included only six months of expenses associated with the Central Trust and Endicott Trust franchises. Also, expenses associated with the project, completed in 1993, to significantly upgrade the Company's major computer systems were approximately $1.0 million in 1993 and $9.2 million in 1992.


INCOME TAXES

The provision for income taxes in 1994 was $77.2 million, up from $71.5 million in 1993 and $64.8 million in 1992. The effective tax rates were 40% in 1994, 41% in 1993 and 40% in 1992.

  As previously noted, in December 1994 First Empire transferred investment securities having a cost and market value of $5.2 million and $15.7 million, respectively, to an affiliated tax-exempt private foundation. The $10.4 million excess of market value over cost is not subject to federal or state income taxes and has been included in other revenues from operations in the consolidated statement of income. The effect of this permanent difference was to decrease income tax expense and the effective tax rate in 1994 by $4.3 million and 2%, respectively, from the amount computed by applying the statutory income tax rates to pre-tax income.

  On August 10, 1993, President Clinton signed the Omnibus Budget Reconciliation Act of 1993 into law. As part of the legislation, effective January 1, 1993, the tax rate applied to corporate taxable income in excess of $10 million was increased 1% to 35%. Under generally accepted accounting principles, the effects of the higher tax rate (and other changes made by the legislation) are recognized in determining financial statement income and deferred tax assets and liabilities in the period that includes the date of enactment. Accordingly, the aggregate effect of the legislation was to increase income tax expense and the effective tax rate in 1993 by approximately $792 thousand and .46%, respectively, including a $698 thousand benefit related to years prior to 1993.


INTERNATIONAL ACTIVITIES

The Company's investment in international assets was $7 million and $62 million at December 31, 1994 and 1993, respectively. Total off-shore deposits were $203 million and $189 million at December 31, 1994 and 1993, respectively.


LIQUIDITY AND INTEREST RATE SENSITIVITY

As a financial intermediary, the Company creates liquidity risk whenever the maturities of financial instruments included in assets and liabilities differ. As a result, ensuring that sufficient cash flow and liquid assets are available to satisfy demands for loans, deposit withdrawals, operating expenses and other corporate purposes is a critical element in managing a banking institution. Core deposits have historically provided a large source of funds for the Company. Such deposits are generated from a large base of consumer, corporate and institutional customers, which over the past several years has become more geographically diverse. The Company competes with many financial market participants and alternative investment vehicles for deposits and, consistent with banking industry experience in general, has experienced a decline in the proportion of average earning assets funded by core deposits. The decline in average core deposits has been primarily in time and savings deposit accounts as many depositors have transferred funds out of the banking system into mutual funds and other alternative investments. Core deposits financed 71% of the Company's earning assets at December 31, 1994, compared with 68% at December 31, 1993 and 83% at December 31, 1992.

  The Company supplements funding from core deposits with various wholesale borrowings, such as Federal funds purchased and securities sold under agreements to repurchase, and the brokered retail certificate of deposit program previously discussed. Additionally, M&T Bank and East New York, have a combined credit facility with the FHLB aggregating $853 million, with any borrowings secured by commercial and residential mortgage loans and investment securities. Borrowings outstanding under such credit facility totaled $249 million at December 31, 1994. Funding is also available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions which, while informal and sometimes reciprocal, aggregate to several times anticipated funding needs. Other sources of liquidity include maturities of money-market assets and repayments of loans and investment securities. Cash flow generated from operations, such as fees collected for services, also contributes to liquidity.

  First Empire's ability to pay dividends, repurchase treasury stock and fund operating expenses is primarily dependent on the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. First Empire also maintains a line of credit with an unaffiliated commercial bank.

  Management does not currently anticipate engaging in any activities, in either the short- or long-term, which would cause a significant strain on the liquidity of either First Empire or its subsidiary banks. Furthermore, in the opinion of management, available sources of liquidity are more than adequate to meet anticipated funding needs.

  On average, the Company's earning assets reprice more quickly than its interest-bearing liabilities. As a result, the Company's net interest income is subject to the effects of changing interest rates and, in particular, would be negatively impacted in declining interest rate environments. The Company's interest rate risk management program is designed to protect against this risk by limiting the variability of net interest income under differing interest rate scenarios. As part of the interest rate risk management program, the Company has entered into interest rate swap agreements. Information about interest rate swaps entered into for interest rate risk management purposes is included in note 15 of Notes to Financial Statements. The estimated fair value of the interest rate swap portfolio presented in the Notes to Financial Statements results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Such fair value is not recognized in the consolidated financial statements. The swaps modify the repricing characteristics of certain portions of the Company's loan and deposit portfolios. The carrying values of such loans and deposits are also not adjusted for appreciation or depreciation resulting from changes in interest rates.

  In accordance with industry practice, table 15 presents cumulative totals of net assets (liabilities) repricing on a contractual basis within the specified time frames, as adjusted for the impact of interest rate swap agreements entered into for interest rate risk management purposes. Management believes this measure does not appropriately depict interest rate risk since changes in interest rates do not necessarily affect all categories of earning assets and interest-bearing liabilities equally nor, as assumed in the table, on the contractual maturity or repricing date. Furthermore, this static presentation of interest rate risk fails to consider the effect of ongoing lending and deposit gathering activities, projected changes in balance sheet composition or any subsequent interest rate risk management activities the Company is likely to implement.

  In management's opinion, the interest rate sensitivity analysis presented in the table does not accurately reflect the Company's actual sensitivity to changes in interest rates. Management monitors the Company's interest rate sensitivity with the aid of a computer model which considers statistically derived interrelationships in the magnitude and timing of the repricing of all financial instrument products, including the effect of changing interest rates on expected prepayments and maturities. Interest rate risk is measured by the variability of net interest income under a number of interest rate scenarios. Management's assessment is that a sustained increase in interest rates would likely have a detrimental effect on net interest income in the coming year. Management closely monitors the Company's exposure to changing interest rates and spreads and stands ready to take action, through the use of on- or off-balance sheet financial instruments, to mitigate such exposure when deemed prudent to do so.

CAPITAL

Common stockholders' equity totaled $681.0 million at December 31, 1994, compared with $684.0 million and $586.8 million at the end of 1993 and 1992, respectively. On a per share basis, common stockholders' equity was $103.02 at December 31, 1994, an increase of 4% from $99.43 at December 31, 1993 and 20% from $85.79 at December 31, 1992. Total stockholders' equity at December 31, 1994 was $721.0 million or 6.85% of total assets, compared with $724.0 million or 6.99% at December 31, 1993 and $626.8 million or 6.54% at December 31, 1992. The ratio of average total stockholders' equity to average total assets was 7.21%, 6.45% and 6.10% in 1994, 1993 and 1992, respectively.

  Stockholders' equity at December 31, 1994 included a reduction of $50.6 million, or $7.65 per common share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which the Company adopted on December 31, 1993. Such unrealized losses represent the amount by which amortized cost exceeded the fair value of such investment securities, net of applicable income taxes. At December 31, 1993, stockholders' equity included $9.1 million, or $1.33 per common share, of net unrealized gains from securities classified as available for sale. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. In general, the carrying value of other financial instruments in the balance sheet is not adjusted for appreciation or depreciation resulting from changes in interest rates.

  Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, the unrealized gains or losses on investment securities available for sale pursuant to SFAS No. 115 are not recognized in determining regulatory capital. The capital ratios of the Company and its banking subsidiaries, M&T Bank and East New York, as of December 31, 1994 are presented in table 16.

  The Company has historically maintained capital ratios well in excess of minimum regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income (excluding the after-tax effects of gains from sales of investment securities) less dividends paid expressed as a percentage of average total stockholders' equity, rose to 13.67% in 1994 from 12.66% in 1993 and 11.59% in 1992.

  Cash dividends on common stock of $14.7 million were paid in 1994 compared with $13.1 million in 1993 and $10.8 million in 1992. In the third quarter of 1994, First Empire's quarterly common stock dividend rate was increased to $.60 per share from $.50. In total, dividends per common share increased to $2.20 in 1994 from $1.90 in 1993. Total dividends per common share were $1.60 in 1992. Dividends of $3.6 million were paid to the preferred stockholder in 1994, 1993 and 1992.

  In December 1993, First Empire announced a plan to repurchase and hold as treasury stock up to 506,930 shares of common stock for reissuance upon the possible future conversion of its 9% convertible preferred stock. Such preferred stock is convertible at any time into shares of First Empire's common stock at a conversion price of $78.90625 per share, subject to certain adjustments. First Empire has the right to redeem the preferred stock without premium on or after March 31, 1996. However, upon receipt of notification of such a planned redemption, the holder may convert the preferred stock into common shares. As of December 31, 1994, First Empire had repurchased 298,700 shares pursuant to such plan at an average cost of $147.18. In the fourth quarter the repurchase program was temporarily halted until after completion of the December acquisitions. Repurchases have been resumed in the first quarter of 1995.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 was amended in October 1994. As amended, SFAS No. 114 requires that creditors measure certain impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable value or the fair value of underlying collateral, if the loan is collateral-dependent. SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. The Company will adopt SFAS No. 114 in the first quarter of 1995. When adopted, SFAS No. 114 is not expected to have an adverse impact on the Company's results of operations.

-----------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------
                                                                            Table 1

FINANCIAL HIGHLIGHTS


Amounts in thousands, except per share          1994           1993           Change
------------------------------------------  -----------     ----------       --------
For the year
------------------------------------------
Net income                                     $117,295        101,992       +  15 %
Per common share
  Net income
    Primary                                      $16.35          13.87       +  18
    Fully diluted                                 15.71          13.42       +  17
  Cash dividends                                   2.20           1.90       +  16
Average common shares outstanding
  Primary                                         6,952          7,091       -   2
  Fully diluted                                   7,464          7,601       -   2
Return on
  Average total assets                             1.17 %          .98 %
  Average common stockholders' equity             16.64 %        15.61 %
Market price per common share
  Closing                                       $136.00         140.75       -   3
  High                                           165.00         159.00
  Low                                            134.50         130.25
------------------------------------------  -----------     ----------       --------

At December 31
------------------------------------------
Loans and leases, net of unearned discount $  8,217,293      7,261,099       +  13 %
Total assets                                 10,528,644     10,364,958       +   2
Total deposits                                8,243,073      7,353,261       +  12
Total stockholders' equity                      720,996        723,994           -
Stockholders' equity per common share           $103.02          99.43       +   4
------------------------------------------  -----------     ----------       --------

-------------------------------------------------------------------------------------------------------------------------
                         FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
                                                                                                                Table 2

QUARTERLY TRENDS
                                                       1994 Quarters                            1993 Quarters
                                            ------------------------------------     ------------------------------------
Taxable-equivalent basis                    Fourth    Third     Second    First      Fourth    Third     Second    First
-----------------------------------------  -------   -------  --------  --------     ------   -------   -------   -------
Earnings and dividends
Amounts in thousands, except per share
-----------------------------------------
Interest income                           $ 201,543   190,555   181,171   178,160    185,550   185,069   189,417   184,673
Interest expense                             83,287    72,393    64,277    59,249     66,761    66,014    69,062    68,036
-----------------------------------------   -------   -------   -------   -------    -------   -------   -------   -------
Net interest income                         118,256   118,162   116,894   118,911    118,789   119,055   120,355   116,637
Less: provision for possible credit losses   12,850    13,802    14,022    19,862     21,713    19,715    20,215    18,315
Other income                                 38,651    27,261    29,378    28,449     28,702    27,484    27,491    26,867
Less: other expense                          95,048    80,584    82,015    79,215     79,388    80,426    84,566    83,439
-----------------------------------------   -------   -------   -------   -------    -------   -------   -------   -------
Income before income taxes                   49,009    51,037    50,235    48,283     46,390    46,398    43,065    41,750
Applicable income taxes                      16,034    20,934    20,553    19,665     18,848    19,358    16,874    16,451
Taxable-equivalent adjustment                 1,087     1,005     1,001       990        909     1,188     1,006       977
-----------------------------------------   -------   -------   -------   -------    -------   -------   -------   -------
Net income                                $  31,888    29,098    28,681    27,628     26,633    25,852    25,185    24,322
-----------------------------------------   -------   -------   -------   -------    -------   -------   -------   -------
Cash dividends on preferred stock              $900       900       900       900        900       900       900       900
Per common share data
  Net income
    Primary                                   $4.53      4.09      3.96      3.77       3.62      3.52      3.42      3.31
    Fully diluted                              4.35      3.93      3.80      3.64       3.50      3.40      3.31      3.21
  Cash dividends                                .60       .60       .50       .50        .50       .50       .50       .40
Average common shares outstanding
  Primary                                     6,817     6,899     7,014     7,083      7,097     7,097     7,102     7,069
  Fully diluted                               7,324     7,406     7,541     7,590      7,604     7,604     7,609     7,586
-----------------------------------------   -------   -------   -------   -------    -------   -------   -------   -------

Balance sheet data
Dollars in millions, except per share
-----------------------------------------
Average balances
  Total assets                            $  10,200     9,959     9,886    10,056     10,775    10,348    10,483     9,951
  Earning assets                              9,869     9,620     9,515     9,665     10,371     9,947    10,070     9,527
  Investment securities                       1,923     1,992     2,097     2,293      2,521     2,384     2,063     1,713
  Loans and leases,
    net of unearned discount                  7,805     7,442     7,266     7,188      7,080     6,991     6,957     6,899
  Deposits                                    7,703     7,250     7,220     7,287      7,352     7,516     7,649     7,856
  Stockholders' equity                          724       715       723       731        703       680       659       638
-----------------------------------------   -------   -------   -------   -------    -------   -------   -------   -------
At end of quarter
  Total assets                            $  10,529    10,301    10,336    10,412     10,365    10,930    10,457    10,423
  Earning assets                             10,017     9,888     9,840    10,023     10,085    10,462    10,059     9,895
  Investment securities                       1,791     1,889     1,985     2,153      2,429     2,523     2,526     1,726
  Loans and leases,
    net of unearned discount                  8,217     7,590     7,401     7,240      7,261     7,092     7,021     6,887
  Deposits                                    8,243     7,362     7,276     7,329      7,353     7,538     7,591     7,788
  Stockholders' equity                          721       721       718       725        724       692       670       649
  Equity per common share                   $103.02    102.73    100.63    100.19      99.43     94.88     91.67     88.68
-----------------------------------------   -------   -------   -------   -------    -------   -------   -------   -------

Performance ratios, annualized
-----------------------------------------
Return on
  Average assets                               1.24 %    1.16 %    1.16 %    1.11 %      .98 %     .99 %     .96 %     .99 %
  Average common stockholders' equity         17.97 %   16.58 %   16.32 %   15.68 %    15.39 %   15.46 %   15.74 %   15.88 %
Net interest margin on average
  earning assets                               4.75 %    4.87 %    4.93 %    4.99 %     4.54 %    4.75 %    4.79 %    4.96 %
Nonperforming assets to total assets,
  at end of quarter                             .83 %     .91 %     .90 %     .95 %      .91 %     .92 %    1.01 %    1.21 %
-----------------------------------------   -------   -------   -------   -------    -------   -------   -------   -------
Market price per common share
  High                                    $  153       165       156 1/2   144        147       147       159       150 1/2
  Low                                        134 1/2   146       136 3/4   135        132 1/4   136 1/8   133 1/8   130 1/4
  Closing                                    136       151 1/2   156 1/2   139 1/4    140 3/4   140 3/4   137       149 3/4
-----------------------------------------   --------   -------   -------   -------    -------   -------   -------   -------

-------------------------------------------------------------------------------------------------------------------------------
                                    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Table 3

EARNINGS SUMMARY
Dollars in millions
                                                                                                                  Compound
         Increase (decrease)*                                                                                    growth rate**
    1993 to 1994     1992 to 1993                                                                                  5 years
    Amount     %    Amount     %                                          1994    1993    1992    1991    1990   1989 to 1994
   -------   ----   -------  -----  -----------------------------------   -----   -----   -----   -----   -----  ------------
  $    6.7      1 $  (17.5)    (2)  Interest income***                  $ 751.4   744.7   762.2   777.9   666.4             5 %
       9.3      3    (53.7)   (17)  Interest expense                      279.2   269.9   323.6   440.2   426.9            (6)
   -------   ----   -------  -----  -----------------------------------   -----   -----   -----   -----   -----  ------------
      (2.6)    (1)    36.2      8   Net interest income***                472.2   474.8   438.6   337.7   239.5            19
                                    Less: provision for possible
     (19.4)   (24)    (5.0)    (6)    credit losses                        60.5    80.0    85.0    63.4    27.4            32
                                    Gain on sales of bank
      (.7)    (85)   (27.2)   (97)    investment securities                  .1      .9    28.1      .4       -             -
      13.9     13     11.5     12   Other income                          123.6   109.7    98.2    77.2    52.7            21
                                    Less:
       6.9      4     23.6     18     Salaries and employee benefits      161.2   154.3   130.8   103.2    85.9            16
       2.1      1     (7.1)    (4)    Other expense                       175.6   173.5   180.6   125.4    85.2            20
   -------   ----   -------  -----  -----------------------------------   -----   -----   -----   -----   -----  ------------
      21.0     12      9.1      5   Income before income taxes            198.6   177.6   168.5   123.3    93.7            18
                                    Less:
         -      -     (1.7)   (29)    Taxable-equivalent adjustment***      4.1     4.1     5.8     8.5     9.0           (15)
       5.7      8      6.7     10     Income taxes                         77.2    71.5    64.8    47.6    30.8            25
   -------   ----   -------  -----  -----------------------------------   -----   -----   -----   -----   -----  ------------
  $   15.3     15 $    4.1      4   Net income                          $ 117.3   102.0    97.9    67.2    53.9            18 %
   -------   ----   -------  -----  -----------------------------------   -----   -----   -----   -----   -----  ------------

  * Changes were calculated from unrounded amounts.
 ** Before effect of 1989 change in accounting principle related to postretirement benefits.
*** Interest income data are on a taxable-equivalent basis.  The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes.  This adjustment is primarily to interest received on qualified municipal securities and industrial revenue financings and is based on a composite income tax rate of approximately
    43% for 1994, 42% for 1993 and 41% for all other periods.



---------------------------------------------------------------------------------------------------------------------
                                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------
                                                                                                           TABLE 4

INTEREST RATE SWAPS

                                                               Year ended December 31
                             ----------------------------------------------------------------------------------------
                                        1994                           1993                           1992
                             -------------------------      -------------------------      -------------------------
Dollars in thousands             Amount       Rate*             Amount       Rate*             Amount       Rate*
---------------------------- ------------    --------       -----------     ---------     ------------     --------
Increase (decrease) in:
  Interest income            $    10,463          .10 %     $    26,695          .27 %     $    17,428          .19 %
  Interest expense                (2,018)       (.03)            (7,547)       (.09)            (2,635)       (.03)
----------------------------  -----------    --------        ----------     ---------       ----------     --------
  Net interest income/margin $    12,481          .13 %     $    34,242          .34 %     $    20,063          .22 %
----------------------------  -----------    --------        ----------     ---------       ----------     --------
Average notional amount**    $ 1,627,454                    $ 1,213,886                    $   502,452
Fixed rate received***                           5.72 %                         6.10 %                         8.10 %
Variable rate paid***                            4.93 %                         3.32 %                         4.08 %
----------------------------                 --------                       --------                       --------


  * Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
 ** Excludes forward-starting interest rate swaps.
*** Weighted-average rate paid or received on interest rate swaps in effect during year.


-------------------------------------------------------------------------------
                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
                                                                     Table 5

AVERAGE LOANS AND LEASES
(net of unearned discount)                             Percent increase
                                                       (decrease) from
Dollars in millions                 1994       1993 to 1994     1992 to 1993
---------------------------------  ------      ------------     ------------
Commercial, financial, etc.        $1,487                 5 %             15 %
Real estate - commercial            3,132                 9               10
Real estate - consumer              1,430                (6)              (7)
Consumer                            1,378                17                6
---------------------------------  ------      ------------     ------------
  Total                            $7,427                 6 %              6 %
---------------------------------  ------      ------------     ------------


-------------------------------------------------------------------------------------------------------
                     FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------
                                                                                                Table 6

COMMERCIAL REAL ESTATE LOANS
(net of unearned discount)
December 31, 1994
                                         Out-       Percent of dollars outstanding by loan size
Dollars in millions                      standings    $0-1      $1-3     $3-10      $10+
--------------------------------------- ----------  -------    ------    ------     -----
Metropolitan New York City
  Apartments/
    Multifamily                        $  1,061.8        15 %      20 %      18 %       5 %
  Office                                    412.4         3         7        10         3
  Retail                                    179.6         2         4         3         1
  Construction                                1.3         -         -         -         -
  Industrial                                 48.3         -         1         1         -
  Other                                     127.9         1         2         3         1
--------------------------------------- ---------   -------    ------    ------     -----
    Total Metropolitan New York City   $  1,831.3        21 %      34 %      35 %      10 %
--------------------------------------- ---------   -------    ------    ------     -----
Other New York State
  Apartments/
    Multifamily                        $    278.8         8 %       7 %       4 %       1 %
  Office                                    342.6         8         6         8         3
  Retail                                    225.4         7         5         4         -
  Construction                               39.3         2         1         -         -
  Industrial                                146.9         6         3         1         -
  Other                                     358.7        12         9         5         -
--------------------------------------- ---------   -------    ------    ------     -----
    Total other New York State         $  1,391.7        43 %      31 %      22 %       4 %
--------------------------------------- ---------   -------    ------    ------     -----
Other
  Apartments/
    Multifamily                        $     60.2         7 %      21 %      18 %       - %
  Office                                      2.5         2         -         -         -
  Retail                                     23.9         3         9         7         -
  Construction                                3.2         1         2         -         -
  Industrial                                 12.1         2         1         6         -
  Other                                      27.7         2         7         3         9
--------------------------------------- ---------   -------    ------    ------     -----
    Total other                        $    129.6        17 %      40 %      34 %       9 %
--------------------------------------- ---------   -------    ------    ------     -----
    Total commercial real estate loans $  3,352.6        30 %      33 %      30 %       7 %
--------------------------------------- ---------   -------    ------    ------     -----


-----------------------------------------------------------------------------------------------------------------
                                  FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------
                                                                                                      Table 7

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

                                                                 1994                           1993
                                                     ---------------------------    ---------------------------
                                                     Average             Average    Average             Average
Average balance in millions; interest in thousands   balance   Interest   rate      balance   Interest   rate
--------------------------------------------------   -------   --------  -------    -------   --------  -------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                      $   1,487 $ 116,479     7.84 %     1,420   112,568     7.93 %
  Real estate                                          4,562   390,681     8.56       4,387   379,832     8.66
  Consumer                                             1,378   128,117     9.30       1,175   118,461    10.08
--------------------------------------------------   -------   -------   ------     -------   -------   ------
    Total loans and leases, net                        7,427   635,277     8.55       6,982   610,861     8.75
--------------------------------------------------   -------   -------   ------     -------   -------   ------
Money-market assets
  Interest-bearing deposits at banks                      48     2,212     4.58         189     6,740     3.56
  Federal funds sold and agreements
    to resell securities                                 109     4,751     4.35         610    20,403     3.35
  Trading account                                          9       499     5.92          27     1,434     5.32
--------------------------------------------------   -------   -------   ------     -------   -------   ------
    Total money-market assets                            166     7,462     4.50         826    28,577     3.46
--------------------------------------------------   -------   -------   ------     -------   -------   ------
Investment securities
  U.S. Treasury and federal agencies                   1,167    56,685     4.86       1,300    62,420     4.80
  Obligations of states and political subdivisions        53     3,072     5.77          41     2,600     6.40
  Other                                                  852    48,933     5.74         832    40,251     4.84
--------------------------------------------------   -------   -------   ------     -------   -------   ------
    Total investment securities                        2,072   108,690     5.24       2,173   105,271     4.84
--------------------------------------------------   -------   -------   ------     -------   -------   ------
    Total earning assets                               9,665   751,429     7.77       9,981   744,709     7.46
--------------------------------------------------   -------   -------   ------     -------   -------   ------
Allowance for possible credit losses                    (223)                          (174)
Cash and due from banks                                  307                            304
Other assets                                             276                            279
--------------------------------------------------   -------                        -------
    Total assets                                   $  10,025                         10,390
--------------------------------------------------   -------                        -------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                     $     746    11,286     1.51         747    13,113     1.75
  Savings deposits                                     3,274    84,804     2.59       3,500    90,392     2.58
  Time deposits                                        2,179    97,067     4.45       2,249    98,508     4.38
  Deposits at foreign office                             156     5,894     3.79         120     3,243     2.71
--------------------------------------------------   -------   -------   ------     -------   -------   ------
    Total interest-bearing deposits                    6,355   199,051     3.13       6,616   205,256     3.10
--------------------------------------------------   -------   -------   ------     -------   -------   ------
Short-term borrowings                                  1,772    73,868     4.17       1,922    58,459     3.04
Obligations under capital leases                           1        54    10.02           1        64    10.06
Other long-term borrowings                                76     6,233     8.12          75     6,094     8.12
--------------------------------------------------   -------   -------   ------     -------   -------   ------
    Total interest-bearing liabilities                 8,204   279,206     3.40       8,614   269,873     3.13
--------------------------------------------------   -------   -------   ------     -------   -------   ------
Demand deposits                                        1,011                            976
Other liabilities                                         87                            130
--------------------------------------------------   -------                        -------
    Total liabilities                                  9,302                          9,720
--------------------------------------------------   -------                        -------
Stockholders' equity                                     723                            670
--------------------------------------------------   -------                        -------
    Total liabilities and stockholders' equity     $  10,025                         10,390
--------------------------------------------------   -------                        -------
Net interest spread                                                        4.37                           4.33
Contribution of interest-free funds                                         .52                            .43
--------------------------------------------------            --------    -----               -------    -----
Net interest income/margin on earning assets                 $ 472,223     4.89 %             474,836     4.76 %
--------------------------------------------------            --------    -----               -------    -----

*Includes nonaccrual loans
                                                                                                      (continued)






      40(continued)-41



-----------------------------------------------------------------------------------------------------------------
                                  FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------
                                                                                              Table 7 (continued)

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

                                                                1992                           1991
                                                     ---------------------------    ---------------------------
                                                     Average             Average    Average             Average
Average balance in millions; interest in thousands   balance   Interest   rate      balance   Interest   rate
--------------------------------------------------   -------   --------  -------    -------   --------  -------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                      $   1,237 $ 103,786     8.39 %     1,067   101,717     9.53 %
  Real estate                                          4,225   392,384     9.29       3,910   389,748     9.97
  Consumer                                             1,109   109,284     9.85         898   104,500    11.64
--------------------------------------------------   -------   -------   ------     -------   -------   ------
    Total loans and leases, net                        6,571   605,454     9.21       5,875   595,965    10.14
--------------------------------------------------   -------   -------   ------     -------   -------   ------
Money-market assets
  Interest-bearing deposits at banks                      29     1,083     3.76         109     7,864     7.19
  Federal funds sold and agreements
    to resell securities                                 510    18,100     3.55          95     5,322     5.62
  Trading account                                         55     3,096     5.62         192    15,873     8.27
--------------------------------------------------   -------   -------   ------     -------   -------   ------
    Total money-market assets                            594    22,279     3.75         396    29,059     7.34
--------------------------------------------------   -------   -------   ------     -------   -------   ------
Investment securities
  U.S. Treasury and federal agencies                   1,204    81,940     6.81       1,222   109,300     8.94
  Obligations of states and political subdivisions       103     8,122     7.85         146    13,427     9.21
  Other                                                  686    44,414     6.48         357    30,194     8.47
--------------------------------------------------   -------   -------   ------     -------   -------   ------
    Total investment securities                        1,993   134,476     6.75       1,725   152,921     8.87
--------------------------------------------------   -------   -------   ------     -------   -------   ------
    Total earning assets                               9,158   762,209     8.32       7,996   777,945     9.73
--------------------------------------------------   -------   -------   ------     -------   -------   ------
Allowance for possible credit losses                    (130)                           (91)
Cash and due from banks                                  273                            213
Other assets                                             253                            227
--------------------------------------------------   -------                        -------
    Total assets                                   $   9,554                          8,345
--------------------------------------------------   -------                        -------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                     $     666    16,544     2.48         576    27,418     4.76
  Savings deposits                                     3,338   110,142     3.30       2,395   123,468     5.16
  Time deposits                                        2,773   153,588     5.54       3,354   242,684     7.24
  Deposits at foreign office                             130     4,348     3.35         159     9,014     5.68
--------------------------------------------------   -------   -------   ------     -------   -------   ------
    Total interest-bearing deposits                    6,907   284,622     4.12       6,484   402,584     6.21
--------------------------------------------------   -------   -------   ------     -------   -------   ------
Short-term borrowings                                  1,121    38,386     3.42         650    36,972     5.69
Obligations under capital leases                           1        78    10.08           1        95    10.24
Other long-term borrowings                                 6       512     8.11           6       564     9.21
--------------------------------------------------   -------   -------   ------     -------   -------   ------
    Total interest-bearing liabilities                 8,035   323,598     4.03       7,141   440,215     6.16
--------------------------------------------------   -------   -------   ------     -------   -------   ------
Demand deposits                                          789                            563
Other liabilities                                        147                            143
--------------------------------------------------   -------                        -------
    Total liabilities                                  8,971                          7,847
--------------------------------------------------   -------                        -------
Stockholders' equity                                     583                            498
--------------------------------------------------   -------                        -------
    Total liabilities and stockholders' equity     $   9,554                          8,345
--------------------------------------------------   -------                        -------
Net interest spread                                                        4.29                           3.57
Contribution of interest-free funds                                         .50                            .65
--------------------------------------------------            --------    -----               -------    -----
Net interest income/margin on earning assets                 $ 438,611     4.79 %             337,730     4.22 %
--------------------------------------------------            --------    -----               -------    -----

*Includes nonaccrual loans
                                                                                                      (continued)


      41(continued)


-----------------------------------------------------------------------------------------------------------------
                                  FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------
                                                                                              Table 7 (continued)

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

                                                                1990
                                                     ---------------------------
                                                     Average             Average
Average balance in millions; interest in thousands   balance   Interest   rate
--------------------------------------------------   -------   --------  -------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                      $   1,014 $ 105,519    10.41 %
  Real estate                                          3,297   341,553    10.36
  Consumer                                               635    79,835    12.58
--------------------------------------------------   -------   -------   ------
    Total loans and leases, net                        4,946   526,907    10.65
--------------------------------------------------   -------   -------   ------
Money-market assets
  Interest-bearing deposits at banks                     215    18,424     8.54
  Federal funds sold and agreements
    to resell securities                                  96     7,689     8.03
  Trading account                                         64     5,334     8.37
--------------------------------------------------   -------   -------   ------
    Total money-market assets                            375    31,447     8.38
--------------------------------------------------   -------   -------   ------
Investment securities
  U.S. Treasury and federal agencies                     947    87,233     9.22
  Obligations of states and political subdivisions       121    11,893     9.81
  Other                                                   93     8,968     9.66
--------------------------------------------------   -------   -------   ------
    Total investment securities                        1,161   108,094     9.31
--------------------------------------------------   -------   -------   ------
    Total earning assets                               6,482   666,448    10.28
--------------------------------------------------   -------   -------   ------
Allowance for possible credit losses                     (66)
Cash and due from banks                                  203
Other assets                                             172
--------------------------------------------------   -------
    Total assets                                   $   6,791
--------------------------------------------------   -------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                     $     445    24,190     5.44
  Savings deposits                                     1,244    70,857     5.69
  Time deposits                                        2,988   247,284     8.28
  Deposits at foreign office                             153    12,008     7.85
--------------------------------------------------   -------   -------   ------
    Total interest-bearing deposits                    4,830   354,339     7.34
--------------------------------------------------   -------   -------   ------
Short-term borrowings                                    896    72,088     8.04
Obligations under capital leases                           1       107    10.21
Other long-term borrowings                                 7       394     6.04
--------------------------------------------------   -------   -------   ------
    Total interest-bearing liabilities                 5,734   426,928     7.45
--------------------------------------------------   -------   -------   ------
Demand deposits                                          529
Other liabilities                                        113
--------------------------------------------------   -------
    Total liabilities                                  6,376
--------------------------------------------------   -------
Stockholders' equity                                     415
--------------------------------------------------   -------
    Total liabilities and stockholders' equity     $   6,791
--------------------------------------------------   -------
Net interest spread                                                        2.83
Contribution of interest-free funds                                         .87
--------------------------------------------------            --------    -----
Net interest income/margin on earning assets                 $ 239,520     3.70 %
--------------------------------------------------            --------    -----

*Includes nonaccrual loans



----------------------------------------------------------------------------------------------
                   FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------
                                                                                      Table 8

AVERAGE CORE DEPOSITS
                                                  Percent increase
                                                  (decrease) from
                                          -----------------------------
Dollars in millions              1994     1993 to 1994     1992 to 1993
-----------------------------   -----     ------------     ------------
NOW accounts                  $   746               - %             12 %
Savings deposits                3,274              (6)               5
Time deposits under $100,000    1,777              (9)             (20)
Demand deposits                 1,011               4               24
-----------------------------   -----     ------------     ------------
  Total                       $ 6,808              (5)%             (1)%
-----------------------------   -----     ------------     ------------



------------------------------------------------------------------------------------------------------------
                      FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------
                                                                                                    Table 9

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES

Dollars in thousands                                           1994      1993      1992      1991      1990
----------------------------------------------------------  --------  --------  --------  --------  --------
Allowance for possible credit losses
  beginning balance                                        $ 195,878   151,690   100,265    74,982    58,041
----------------------------------------------------------  --------  --------  --------  --------  --------
Charge-offs during year
  Commercial, financial, agricultural, etc.                    5,505    14,118    15,966    23,014     7,766
  Real estate - construction                                       -       150       400         -         -
  Real estate - mortgage                                      17,957    22,686    27,530    18,447     2,872
  Consumer                                                     8,981     9,135     7,488     7,033     5,924
----------------------------------------------------------  --------  --------  --------  --------  --------
    Total charge-offs                                         32,443    46,089    51,384    48,494    16,562
----------------------------------------------------------  --------  --------  --------  --------  --------
Recoveries during year
  Commercial, financial, agricultural, etc.                    7,877     5,403     2,095     2,268     1,103
  Real estate - construction                                      13         -         -         -         -
  Real estate - mortgage                                       4,515     1,772       445       247       114
  Consumer                                                     3,418     3,144     2,531     1,850     1,874
----------------------------------------------------------  --------  --------  --------  --------  --------
    Total recoveries                                          15,823    10,319     5,071     4,365     3,091
----------------------------------------------------------  --------  --------  --------  --------  --------
Net charge-offs                                               16,620    35,770    46,313    44,129    13,471
Provision for possible credit losses                          60,536    79,958    84,989    63,412    27,412
Allowance for possible credit losses acquired during year      3,538         -    12,749     6,000     3,000
----------------------------------------------------------  --------  --------  --------  --------  --------
Allowance for possible credit
  losses ending balance                                    $ 243,332   195,878   151,690   100,265    74,982
----------------------------------------------------------  --------  --------  --------  --------  --------
Net charge-offs as a percent of:
  Provision for possible credit losses                         27.45 %   44.74 %   54.49 %   69.59 %   49.14 %
  Average loans and leases, net of
    unearned discount                                            .22 %     .51 %     .70 %     .75 %     .27 %
----------------------------------------------------------  --------  --------  --------  --------  --------
Allowance for possible credit losses as a
  percent of loans and leases, net
  of unearned discount, at year-end                             2.96 %    2.70 %    2.17 %    1.66 %    1.40 %
----------------------------------------------------------  --------  --------  --------  --------  --------



---------------------------------------------------------------------------------------------
                    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------
                                                                                   Table 10

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES TO LOAN CATEGORIES

                                                              December 31
                                           -------------------------------------------------
Dollars in thousands                          1994      1993      1992      1991      1990
-----------------------------------------  --------  --------  --------  --------   --------
Commercial, financial, agricultural, etc. $  44,092    42,820    18,100     5,100      5,077
Real estate - mortgage                       72,285    78,823    19,740    15,293      3,200
Consumer                                     17,532    13,630     6,700     6,500      4,700
Unallocated                                 109,423    60,605   107,150    73,372     62,005
-----------------------------------------  --------  --------  --------  --------   --------
  Total                                   $ 243,332   195,878   151,690   100,265     74,982
-----------------------------------------  --------  --------  --------  --------   --------

As a percentage of gross loans
  and leases outstanding
-----------------------------------------  --------  --------  --------  --------   --------
Commercial, financial, agricultural, etc.      2.62 %    2.84 %    1.22 %     .48 %      .45 %
Real estate - mortgage                         1.43      1.74       .45       .37        .09
Consumer                                       1.05      1.02       .55       .64        .51
-----------------------------------------  --------  --------  --------  --------   --------


--------------------------------------------------------------------------------
            FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                        Table 11

NONPERFORMING ASSETS
                                                   December 31
                               ------------------------------------------------
Dollars in thousands              1994      1993      1992      1991      1990
------------------------------ --------   -------   -------   -------   -------
Nonaccrual loans              $  62,787    68,936    96,057    74,267    43,521
Loans past due
  90 days or more                11,754    11,122    17,536    15,422     8,740
Renegotiated loans                2,994     2,195         -         -         -
------------------------------ --------   -------   -------   -------   -------
Total nonperforming loans        77,535    82,253   113,593    89,689    52,261
------------------------------ --------   -------   -------   -------   -------
Other real estate owned          10,065    12,222    16,694    10,354     5,655
------------------------------ --------   -------   -------   -------   -------
Total nonperforming assets    $  87,600    94,475   130,287   100,043    57,916
------------------------------ --------   -------   -------   -------   -------
Nonperforming loans
  to total loans and leases,
  net of unearned discount          .94 %    1.13 %    1.63 %    1.48 %     .97 %
Nonperforming assets
  to total net loans and leases
  and other real estate owned      1.06 %    1.30 %    1.86 %    1.65 %    1.08 %
------------------------------ --------   -------   -------   -------   -------



----------------------------------------------------------------------------------
                   FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------
                                                                          Table 12

MATURITY DISTRIBUTION OF LOANS*
December 31, 1994
                                                                            After
Dollars in thousands                          Demand     1995    1996-99     1999
------------------------------------------- --------   -------   -------   -------
Commercial, financial, agricultural, etc.  $ 954,714   136,539   358,659   128,254
Real estate - construction                     5,854    31,860    15,036         -
------------------------------------------- --------   -------   -------   -------
  Total                                    $ 960,568   168,399   373,695   128,254
------------------------------------------- --------   -------   -------   -------

Floating or adjustable interest rates                          $ 293,802   102,800
Fixed or predetermined interest rates                             79,893    25,454
-------------------------------------------                      -------   -------
  Total                                                        $ 373,695   128,254
-------------------------------------------                      -------   -------

*The data do not include nonaccrual loans.


------------------------------------------------------------------------------
             FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
                                                                      Table 13

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE


Dollars in thousands                      December 31, 1994
-------------------------                ------------------
Under 3 months                          $           265,875
3 to 6 months                                        52,521
6 to 12 months                                      153,172
Over 12 months                                      437,103
-------------------------                ------------------
  Total                                 $           908,671
-------------------------                ------------------

-----------------------------------------------------------------------------------------------------------
                         FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------
                                                                                                 TABLE 14

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES



                                            One year      One to      Five to        Over
Dollars in thousands                        or less     five years   ten years    ten years       Total
----------------------------------------- ----------   -----------   ----------   ---------    ----------
December 31, 1994
-----------------------------------------
Investment securities available for sale
U.S. Treasury and federal agencies
  Carrying value                         $         -        5,762            -            -   $     5,762
  Yield                                            -         6.35 %          -            -          6.35 %
Mortgage-backed securities*
  Government issued or guaranteed
    Carrying value                            37,213       93,119      137,869      554,332       822,533
    Yield                                       5.33 %       5.65 %       5.73 %       5.63 %        5.64 %
  Other
    Carrying value                            14,036      121,702      179,375      350,096       665,209
    Yield                                       5.97 %       5.84 %       5.80 %       6.00 %        5.92 %

Other debt securities
  Carrying value                               1,217        2,732        2,058          550         6,557
  Yield                                         9.77 %       8.47 %       8.19 %       8.19 %        8.60 %
Equity securities
  Carrying value                                   -            -            -            -        14,334
  Yield                                            -            -            -            -             -
----------------------------------------- ----------   -----------   ----------   ---------    ----------
Total investment securities available for
 sale
  Carrying value                         $    52,466      223,315      319,302      904,978   $ 1,514,395
  Yield                                         5.60 %       5.81 %       5.79 %       5.77 %        5.72 %
----------------------------------------- ----------   -----------   ----------   ---------    ----------

Investment securities held to maturity
-----------------------------------------
U.S. Treasury and federal agencies
  Carrying value                         $    51,080      120,032            -            -   $   171,112
  Yield                                         4.46 %       4.37 %          -            -          4.40 %
Obligations of states and political
 subdivisions
  Carrying value                              49,189        4,556        1,787          255        55,787
  Yield                                         6.12 %       9.00 %      10.45 %      11.13 %        6.52 %
Other debt securities
  Carrying value                                   -          752            -            -           752
  Yield                                            -         7.38 %          -            -          7.38 %
----------------------------------------- ----------   -----------   ----------   ---------    ----------
Total investment securities held to
 maturity
  Carrying value                         $   100,269      125,340        1,787          255   $   227,651
  Yield                                         5.27 %       4.56 %      10.45 %      11.13 %        4.93 %
----------------------------------------- ----------   -----------   ----------   ---------    ----------
Other investment securities                        -            -            -            -   $    48,994
----------------------------------------- ----------   -----------   ----------   ---------    ----------
Total investment securities
  Carrying value                         $   152,735      348,655      321,089      905,233   $ 1,791,040
  Yield                                         5.38 %       5.36 %       5.82 %       5.77%         5.46 %
----------------------------------------- ----------   -----------   ----------   ---------    ----------

* Maturities are reflected based upon contractual payments due.  Actual maturities are expected to be significantly shorter as a result of loan prepayments in the underlying mortgage pools.




---------------------------------------------------------------------------------
               FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------
                                                                        Table 15

INTEREST RATE SENSITIVITY

                                       1994                      1993
                              ------------------------   ------------------------
                              Amount in    Percent of    Amount in    Percent of
December 31                    millions   total assets    millions   total assets
-------------------------    ----------   ------------   ---------   ------------
Net assets (liabilities)
  rate sensitive within:
    Three months            $   (1,702)       (16.2)%      (1,397)       (13.5)%
    Six months                  (1,684)       (16.0)       (1,119)       (10.8)
    Twelve months               (1,393)       (13.2)         (740)        (7.1)
-------------------------    ----------   ------------   ---------   ------------


----------------------------------------------------------------------------
           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
                                                                    Table 16

REGULATORY CAPITAL RATIOS
                                    First                          East
                                   Empire            M&T           New
December 31, 1994              (Consolidated)        Bank          York
-----------------------------  ---------------   ------------  -------------
Core capital                             8.91%          8.64%          9.13%
Total capital                           11.07%         10.98%         10.40%
Leverage                                 7.31%          6.92%          7.53%
-----------------------------  ---------------   ------------  -------------

Item 8. Financial Statements and Supplementary Data. Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and table 2 "Quarterly Trends" presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

            Index to Financial Statements and Financial Statement Schedules
            ---------------------------------------------------------------
                  Report of Independent Accountants

                  Consolidated Balance Sheet -
                  December 31, 1994 and 1993

                  Consolidated Statement of Income -
                  Years ended December 31, 1994, 1993 and 1992

                  Consolidated Statement of Cash Flows -
                  Years ended December 31, 1994, 1993 and 1992

                  Consolidated Statement of Changes in
                  Stockholders' Equity - Years ended December 31,
                  1994, 1993 and 1992

                  Notes to Financial Statements

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------


To the Board of Directors and Stockholders of First Empire State Corporation:

We have audited the accompanying consolidated balance sheet of First Empire State Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of First Empire State Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



/s/ Price Waterhouse LLP

Buffalo, New York
January 10, 1995



---------------------------------------------------------------------------------------------------
                     FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET


                                                                                December 31
                                                                         --------------------------
Dollars in thousands, except per share                                       1994          1993
---------------------------------------------------------------------------------------------------
Assets               Cash and due from banks                            $    377,781       195,792
                     Money-market assets
                       Interest-bearing deposits at banks                        143        55,044
                       Federal funds sold and
                         agreements to resell securities                       3,080       329,429
                       Trading account                                         5,438         9,815
--------------------------------------------------------------------------------------------------
                         Total money-market assets                             8,661       394,288
--------------------------------------------------------------------------------------------------
                     Investment securities
                       Available for sale (cost: $1,602,916 in 1994;
                         $2,158,262 in 1993)                               1,514,395     2,174,067
                       Held to maturity (market value: $221,165 in 1994;
                         $223,617 in 1993)                                   227,651       223,331
                       Other (market value:  $48,994 in 1994;
                         $31,754 in 1993)                                     48,994        31,754
--------------------------------------------------------------------------------------------------
                         Total investment securities                       1,791,040     2,429,152
--------------------------------------------------------------------------------------------------
                     Loans and leases                                      8,447,117     7,439,059
                       Unearned discount                                    (229,824)     (177,960)
                       Allowance for possible credit losses                 (243,332)     (195,878)
--------------------------------------------------------------------------------------------------
                         Loans and leases, net                             7,973,961     7,065,221
--------------------------------------------------------------------------------------------------
                     Premises and equipment                                  127,274       134,874
                     Accrued interest and other assets                       249,927       145,631
--------------------------------------------------------------------------------------------------
                         Total assets                                   $ 10,528,644    10,364,958
--------------------------------------------------------------------------------------------------

Liabilities          Noninterest-bearing deposits                       $  1,087,102     1,052,258
                     NOW accounts                                            748,199       764,690
                     Savings deposits                                      3,098,438     3,364,983
                     Time deposits                                         3,106,723     1,982,272
                     Deposits at foreign office                              202,611       189,058
--------------------------------------------------------------------------------------------------
                         Total deposits                                    8,243,073     7,353,261
--------------------------------------------------------------------------------------------------
                     Federal funds purchased and agreements
                       to repurchase securities                              695,665     1,381,335
                     Other short-term borrowings                             669,185       720,332
                     Accrued interest and other liabilities                  103,538       110,446
                     Long-term borrowings                                     95,701        75,000
                     Obligations under capital leases                            486           590
--------------------------------------------------------------------------------------------------
                         Total liabilities                                 9,807,648     9,640,964
--------------------------------------------------------------------------------------------------
Stockholders' equity Preferred stock, $1 par, 1,000,000 shares authorized,
                       40,000 shares issued, stated at aggregate
                       liquidation value                                      40,000        40,000
                     Common stock, $5 par, 15,000,000 shares
                       authorized, 8,097,472 shares issued                    40,487        40,487
                     Surplus                                                  98,014        97,787
                     Undivided profits                                       694,274       595,322
                     Unrealized investment gains (losses), net               (50,555)        9,148
                     Treasury stock - common, at cost - 1,486,969 shares
                       in 1994; 1,218,347 shares in 1993                    (101,224)      (58,750)
--------------------------------------------------------------------------------------------------
                         Total stockholders' equity                          720,996       723,994
--------------------------------------------------------------------------------------------------
                         Total liabilities and stockholders' equity     $ 10,528,644    10,364,958
--------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.



----------------------------------------------------------------------------------------------
                      FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME

                                                                    Year ended December
                                                               -------------------------------
Dollars in thousands, except per share                            1994       1993       1992
----------------------------------------------------------------------------------------------
Interest income  Loans and leases, including fees             $  633,077    608,473    602,932
                 Money-market assets
                   Deposits at banks                               2,212      6,740      1,083
                   Federal funds sold and agreements
                     to resell securities                          4,751     20,403     18,100
                   Trading account                                   361      1,242      2,927
                 Investment securities
                   Fully taxable                                 104,185    101,187    125,529
                   Exempt from federal taxes                       2,760      2,584      5,906
----------------------------------------------------------------------------------------------
                     Total interest income                       747,346    740,629    756,477
----------------------------------------------------------------------------------------------
Interest expense NOW accounts                                     11,286     13,113     16,544
                 Savings deposits                                 84,804     90,392    110,142
                 Time deposits                                    97,067     98,508    153,588
                 Deposits at foreign office                        5,894      3,243      4,348
                 Short-term borrowings                            73,868     58,459     38,386
                 Long-term borrowings and capital leases           6,287      6,158        590
----------------------------------------------------------------------------------------------
                     Total interest expense                      279,206    269,873    323,598
----------------------------------------------------------------------------------------------
                 Net interest income                             468,140    470,756    432,879
                 Provision for possible credit losses             60,536     79,958     84,989
----------------------------------------------------------------------------------------------
                 Net interest income after provision
                   for possible credit losses                    407,604    390,798    347,890
----------------------------------------------------------------------------------------------
Other income     Trust income                                     22,574     23,865     16,905
                 Service charges on deposit accounts              35,016     32,291     28,372
                 Merchant discount and other credit card fees      8,705      7,932      6,728
                 Trading account gains                               700      2,702      1,684
                 Gain on sales of bank investment securities         128        870     28,050
                 Other revenues from operations                   56,616     42,884     44,487
----------------------------------------------------------------------------------------------
                     Total other income                          123,739    110,544    126,226
----------------------------------------------------------------------------------------------
Other expense    Salaries and employee benefits                  161,221    154,340    130,751
                 Equipment and net occupancy                      49,132     47,823     41,659
                 Printing, postage and supplies                   13,516     13,021     13,111
                 Deposit insurance                                16,442     17,684     17,783
                 Other costs of operations                        96,551     94,951    108,034
----------------------------------------------------------------------------------------------
                     Total other expense                         336,862    327,819    311,338
----------------------------------------------------------------------------------------------
                 Income before income taxes                      194,481    173,523    162,778
                 Income taxes                                     77,186     71,531     64,841
----------------------------------------------------------------------------------------------
                 Net income                                   $  117,295    101,992     97,937
----------------------------------------------------------------------------------------------

                 Net income per common share
                   Primary                                        $16.35      13.87      13.41
                   Fully diluted                                   15.71      13.42      12.98








See accompanying notes to financial statements.




----------------------------------------------------------------------------------------------------------------------
                         FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------



CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                         Year ended December 31
                                                                                  -----------------------------------
Dollars in thousands                                                                  1994        1993        1992
---------------------------------------------------------------------------------------------------------------------
Cash flows from             Net income                                           $   117,295     101,992      97,937
operating activities        Adjustments to reconcile net income to net cash
                              provided by operating activities
                                Provision for possible credit losses                  60,536      79,958      84,989
                                Depreciation and amortization of premises
                                  and equipment                                       17,625      16,238      12,970
                                Provision for deferred income taxes                   (2,866)    (23,700)    (27,868)
                                Asset write-downs                                      3,184       9,037      23,102
                                Net gain on sales of assets                           (4,744)       (870)    (34,813)
                                Net change in accrued interest receivable, payable     8,084      (6,946)     11,392
                                Net change in other accrued income and expense       (36,151)     35,807      14,477
                                Net change in loans held for sale                    169,883     (70,462)    (51,571)
                                Net change in trading account assets                   4,377      43,700     186,697
---------------------------------------------------------------------------------------------------------------------
                                Net cash provided by operating activities            337,223     184,754     317,312
---------------------------------------------------------------------------------------------------------------------
Cash flows from             Proceeds from sales of investment securities
investing activities          Available for sale                                      52,824           -           -
                              Other                                                    7,446           -     843,547
                            Proceeds from maturities of investment securities
                              Available for sale                                     562,498           -           -
                              Held to maturity                                        55,283           -           -
                              Other                                                        -   1,298,887     992,545
                            Purchases of investment securities
                              Available for sale                                     (17,143)          -           -
                              Held to maturity                                       (59,704)          -           -
                              Other                                                  (20,292) (2,011,405)   (901,257)
                            Net (increase) decrease in interest-bearing
                              deposits at banks                                       54,901      54,997    (109,113)
                            Proceeds from sales of loans and leases                    7,601           -     103,461
                            Purchase of loans                                              -           -    (264,324)
                            Net (increase) decrease in loans and leases             (778,201)   (242,249)    257,248
                            Capital expenditures, net                                 (6,876)    (22,329)    (32,335)
                            Acquisitions, net of cash acquired                       102,721           -      17,182
                            Other, net                                                15,584      28,842     (12,061)
---------------------------------------------------------------------------------------------------------------------
                              Net cash provided (used) by investing activities       (23,358)   (893,257)    894,893
---------------------------------------------------------------------------------------------------------------------
Cash flows from             Net increase (decrease) in deposits                      413,865    (722,480)   (700,910)
financing activities        Net increase (decrease) in short-term borrowings        (807,826)  1,408,976    (338,285)
                            Proceeds from issuance of subordinated notes                   -           -      75,000
                            Payments on long-term borrowings                            (116)        (95)     (1,595)
                            Purchases of treasury stock                              (43,964)          -           -
                            Dividends paid - common                                  (14,743)    (13,054)    (10,780)
                            Dividends paid - preferred                                (3,600)     (3,600)     (3,600)
                            Other, net                                                (1,841)    (12,990)      8,413
---------------------------------------------------------------------------------------------------------------------
                              Net cash provided (used) by financing activities      (458,225)    656,757    (971,757)
---------------------------------------------------------------------------------------------------------------------
                            Net increase (decrease) in cash and cash equivalents $  (144,360)    (51,746)    240,448
                            Cash and cash equivalents at beginning of year           525,221     576,967     336,519
                            Cash and cash equivalents at end of year             $   380,861     525,221     576,967
---------------------------------------------------------------------------------------------------------------------
Supplemental                Interest received during the year                    $   743,184     750,947     761,857
disclosure of cash          Interest paid during the year                            270,802     278,125     328,100
flow information            Income taxes paid during the year                        110,162      77,024      97,182
---------------------------------------------------------------------------------------------------------------------
Supplemental schedule
of noncash investing
and financing activities    Real estate acquired in settlement of loans          $     9,936       9,415      20,572
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.




----------------------------------------------------------------------------------------------------------------------
                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                        Unrealized
                                                                                        investment
                                                                                          gains
                                                Preferred   Common            Undivided (losses),  Treasury
Dollars in thousands, except per share            stock     stock    Surplus   profits     net      stock     Total
----------------------------------------------------------------------------------------------------------------------
1992       Balance - January 1, 1992              $40,000    40,487    95,287   426,427         -   (66,426) $535,775
           Net income                                   -         -         -    97,937         -         -    97,937
           Preferred stock cash dividends               -         -         -    (3,600)        -         -    (3,600)
           Common stock cash dividends -
             $ 1.60 per share                           -         -         -   (10,780)        -         -   (10,780)
           Exercise of stock options                    -         -     1,529         -         -     5,934     7,463
----------------------------------------------------------------------------------------------------------------------
           Balance - December 31, 1992            $40,000    40,487    96,816   509,984         -   (60,492) $626,795
----------------------------------------------------------------------------------------------------------------------
1993       Net income                                   -         -         -   101,992         -         -   101,992
           Preferred stock cash dividends               -         -         -    (3,600)        -         -    (3,600)
           Common stock cash dividends -
             $ 1.90 per share                           -         -         -   (13,054)        -         -   (13,054)
           Exercise of stock options                    -         -       971         -         -     1,742     2,713
           Unrealized gains on investment
             securities available for sale, net         -         -         -         -     9,148         -     9,148
----------------------------------------------------------------------------------------------------------------------
           Balance - December 31, 1993            $40,000    40,487    97,787   595,322     9,148   (58,750) $723,994
----------------------------------------------------------------------------------------------------------------------
1994       Net income                                   -         -         -   117,295         -         -   117,295
           Preferred stock cash dividends               -         -         -    (3,600)        -         -    (3,600)
           Common stock cash dividends -
             $ 2.20 per share                           -         -         -   (14,743)        -         -   (14,743)
           Exercise of stock options                    -         -       227         -         -     1,490     1,717
           Purchases of treasury stock                  -         -         -         -         -   (43,964)  (43,964)
           Unrealized losses on investment
             securities available for sale, net         -         -         -         -   (59,703)        -   (59,703)
----------------------------------------------------------------------------------------------------------------------
           Balance - December 31, 1994            $40,000    40,487    98,014   694,274   (50,555) (101,224) $720,996
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

Trading account

Financial instruments used for trading purposes are stated at fair value. Realized gains and losses and unrealized changes in fair value are included in trading account gains in the Consolidated Statement of Income.

Investment securities

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

     Other securities include stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York and are stated at cost.

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

     On December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required, the provisions of SFAS No. 115 were not applied to any prior periods. Prior to December 31, 1993 debt securities were carried at amortized cost when management had both the ability and intent to hold such securities to maturity. Periodic sales of these securities occurred principally as a result of reactive measures taken by management to changing business circumstances. When it became probable that a debt security would be sold, the security was classified as held for sale. Investment securities held for sale were reported at the lower of aggregate cost or fair market value. Adjustments to the carrying value of investment securities held for sale were included in gain on sales of bank investment securities in the Consolidated Statement of Income. Equity securities were stated at the lower of cost or fair market value. The carrying value of individual securities was written down to estimated fair value through a charge to earnings when declines in value were considered to be other than temporary.

Loans

Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when principal or interest is delinquent 90 days, unless management determines that the loan status clearly warrants other treatment. Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan.
Net deferred fees have been included in unearned discount in the Consolidated Balance Sheet as a reduction of loans outstanding. Loans held for sale are carried at the lower of cost or fair market value. Valuation adjustments made on these loans are included in other revenues from operations in the Consolidated Statement of Income.

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

Income taxes

Deferred tax assets and liabilities are recognized for the future tax effects attributable to differences between the financial statement value of existing assets and liabilities and their respective tax bases and carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates and laws. Investment tax credits related to leveraged leasing property are amortized into income tax expense over the life of the lease agreement.

Financial futures

On occasion the Company uses interest rate futures contracts as part of its management of interest rate risk. Outstanding financial futures contracts represent future commitments and are not included in the Consolidated Balance Sheet. Futures contracts used in securities trading operations are marked to market and the resulting gains or losses are recognized in trading account gains. Gains and losses on futures contracts designated as hedges are amortized as an adjustment to interest income or expense over the life of the item hedged.

Interest rate swap agreements

For interest rate swap agreements used to manage interest rate risk arising from financial assets and liabilities, amounts receivable or payable are recognized as accrued under the terms of the agreement and the net interest differential, including any amortization of premiums paid or accretion of discounts received, is recorded as an adjustment to interest income or expense of the related asset or liability. Gains or losses resulting from early termination of interest rate swap agreements used to manage interest rate risk are amortized over the remaining term or estimated life of the agreement. Agreements and commitments entered into for trading purposes are marked to market with resulting gains or losses recorded in trading account gains.

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

2.  Acquisitions

On December 1, 1994, the Parent Company acquired Ithaca Bancorp, Inc. ("Ithaca Bancorp"), Ithaca, New York, in exchange for a cash consideration of $19 per common share, or approximately $44.2 million. Simultaneously with the acquisition, Ithaca Bancorp's savings bank subsidiary, Citizens Savings Bank, F.S.B., was merged into the Parent Company's commercial bank subsidiary, Manufacturers and Traders Trust Company ("M&T Bank") bringing twelve banking offices in New York's Southern Tier into M&T Bank's branch network. As of December 1, 1994, assets acquired totaled $470 million, including $369 million of loans; at that date, liabilities assumed totaled $425 million, including $330 million of deposits.

     On December 10, 1994, M&T Bank purchased, in a cash transaction, approximately $146 million of deposits from Chemical Bank, along with seven banking offices in the Hudson Valley region of New York State.

     These acquisitions have been accounted for as purchase transactions and, accordingly, the operating results of the acquired entities have been included in the Company's results of operations since the respective acquisition dates. The operating results of the acquired entities did not have a significant impact on the Company's results of operations in 1994.
The excess of the cost of the acquired entities over the fair value of identifiable assets acquired less liabilities assumed has been recorded as goodwill and amounted to approximately $24 million, which is being amortized on a straight-line basis over five years.

     Presented below is certain proforma information as if Ithaca Bancorp had been acquired on January 1, 1993. These results combine the historical results of Ithaca Bancorp into the Company's Consolidated Statement of Income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place at that time.

                                                            Proforma
                                                    Year ended December 31
                                                      1994           1993
                                                    --------        -------
                                                         (in thousands,
                                                        except per share)

Interest income                                     $775,879        771,715
Other income                                         126,353        114,237
Net income                                           116,608        101,205
Earnings per common share                             $16.26          13.76
                                                     =======        =======

     On January 4, 1995, M&T Bank's mortgage banking subsidiary, M&T Mortgage Corporation, entered into a definitive agreement to acquire Statewide Funding Corporation ("Statewide"), a privately-owned mortgage banking company based near Albany, New York. Statewide has a mortgage servicing portfolio of approximately $1.0 billion and originated more than $400 million of mortgage loans in 1994. The acquisition is subject to regulatory approval and other customary conditions. It is currently anticipated that the transaction will be completed in the first quarter of 1995. The transaction will be accounted for under the purchase method of accounting.

3.  Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

                                          Gross        Gross      Estimated
                            Amortized   unrealized   unrealized      fair
                              cost         gains       losses       value
                            ---------   ----------   ----------   ---------
                                           (in thousands)
December 31, 1994
Investment securities
  available for sale:
U.S. Treasury and federal
  agencies                 $    5,775            -           13       5,762
Mortgage-backed securities
  Government issued
   or guaranteed              869,031          403       46,901     822,533
  Other                       706,909          110       41,810     665,209
Other debt securities           6,537           20            -       6,557
Equity securities              14,664        1,532        1,862      14,334
                            ---------    ---------    ---------   ---------
                            1,602,916        2,065       90,586   1,514,395
                            ---------    ---------    ---------   ---------

Investment securities
  held to maturity:
U.S. Treasury and
  federal agencies            171,112            1        6,511     164,602
Obligations of states and
  political subdivisions       55,787          266          181      55,872
Other debt securities             752            -           61         691
                            ---------    ---------    ---------   ---------
                              227,651          267        6,753     221,165
                            ---------    ---------    ---------   ---------

Other securities               48,994            -            -      48,994
                            ---------    ---------    ---------   ---------

Total                      $1,879,561        2,332       97,339   1,784,554
                            =========    =========    =========   =========

                                          Gross        Gross      Estimated
                            Amortized   unrealized   unrealized      fair
                              cost         gains       losses       value
                            ---------   ----------   ----------   ---------
                                           (in thousands)

December 31, 1993
Investment securities
  available for sale:
Mortgage-backed securities
  Government issued
   or guaranteed           $1,210,921        7,950        4,669   1,214,202
  Other                       896,362        3,670        4,130     895,902
Other debt securities          39,893          938            -      40,831
Equity securities              11,086       12,266          220      23,132
                            ---------    ---------    ---------   ---------
                            2,158,262       24,824        9,019   2,174,067
                            ---------    ---------    ---------   ---------

Investment securities
  held to maturity:
U.S. Treasury and
  federal agencies            173,193           83          405     172,871
Obligations of states and
  political subdivisions       49,230          701           51      49,880
Other debt securities             908           13           55         866
                            ---------    ---------    ---------   ---------
                              223,331          797          511     223,617
                            ---------    ---------    ---------   ---------

Other securities               31,754            -            -      31,754
                            ---------    ---------    ---------   ---------

Total                      $2,413,347       25,621        9,530   2,429,438
                            =========    =========    =========   =========

     The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

                                                  December 31
                                              1994            1993
                                            --------        --------
                                                (in thousands)

Amortized cost                              $788,776       1,184,026
Estimated fair value                         736,259       1,182,194
                                             =======       =========

     Gross realized gains on the sale of investment securities available for sale were $128,000 in 1994. Gains recognized in 1993 consisted of appreciation in market value of investment securities held for sale at December 31, 1992. Proceeds from the sales of debt securities were $843,315,000 in 1992. Gross gains and losses realized on sales in 1992 were $31,742,000 and $3,013,000, respectively.

     At December 31, 1994, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:
                                                           Estimated
                                           Amortized          fair
                                             cost            value
                                           ---------       ---------
                                                (in thousands)
Debt securities available for sale:
Due in one year or less                   $    1,214           1,217
Due after one year through five years          8,500           8,494
Due after five years through ten years         2,051           2,058
Due after ten years                              547             550
                                           ---------       ---------
                                              12,312          12,319
Mortgage-backed securities available
  for sale                                 1,575,940       1,487,742
                                           ---------       ---------
                                          $1,588,252       1,500,061
                                           =========       =========
Debt securities held to maturity:
Due in one year or less                   $  100,269          98,817
Due after one year through five years        125,340         120,187
Due after five years through ten years         1,787           1,890
Due after ten years                              255             271
                                           ---------       ---------
                                          $  227,651         221,165
                                           =========       =========

     At December 31, 1994, investment securities with a carrying value of $902,603,000, including $733,463,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from the Federal Home Loan Bank of New York, repurchase agreements, governmental deposits and interest rate swap agreements.

4.  Loans and leases

Total gross loans and leases outstanding were comprised of the following:

                                           December 31
                                      1994            1993
                                    ---------       --------
                                        (in thousands)
Loans
Commercial, financial,
  agricultural, etc.               $1,592,627      1,419,039
Real estate:
  Residential                       1,707,840      1,536,579
  Commercial                        3,339,097      3,003,598
  Construction                         53,535         51,384
Consumer                            1,666,230      1,337,293
                                    ---------      ---------
    Total loans                     8,359,329      7,347,893
                                    ---------      ---------
Leases-commercial                      87,788         91,166
                                    ---------      ---------
    Total loans and leases         $8,447,117      7,439,059
                                    =========      =========

     One-to-four family residential mortgage loans held for sale were $33.4 million and $203.3 million at December 31, 1994 and 1993, respectively. The Company typically retains the mortgage servicing rights related to one-to-four family residential mortgage loans sold. One-to-four family residential mortgage loans serviced for others totaled approximately $4.0 billion at December 31, 1994 and $2.9 billion at December 31, 1993. Approximately $18.4 million of one-to-four family residential mortgage loans have been sold with recourse. The total credit loss exposure resulting from loans sold with recourse was considered negligible as of December 31, 1994.

     Included in the table above are nonperforming loans (loans on which interest was not being accrued, or which were ninety days or more past due or had been renegotiated at below-market interest rates) of $77,535,000 at December 31, 1994 and $82,253,000 at December 31, 1993. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on these loans would have amounted to $9.6 million in 1994 and $10.2 million in 1993. The actual amount included in interest income during 1994 and 1993 on these loans was $1.6 million and $1.4 million, respectively.

     Borrowings by directors and officers of the Parent Company and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $129,736,000 and $61,179,000 at December 31, 1994 and 1993, respectively. During 1994, new borrowings by such persons amounted to $94,643,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other deductions equaled $26,086,000.

     At December 31, 1994, approximately $370 million of real estate loans, primarily commercial real estate loans, were pledged to secure borrowings.


5.  Allowance for possible credit losses

Changes in the allowance for possible credit losses were as follows:

                                1994         1993         1992
                              --------     --------     --------
                                         (in thousands)

Beginning balance             $195,878      151,690      100,265
Provision for possible
  credit losses                 60,536       79,958       84,989
Allowance for possible
  credit losses acquired         3,538            -       12,749
Net charge-offs
  Charge-offs                  (32,443)     (46,089)     (51,384)
  Recoveries                    15,823       10,319        5,071
                               -------      -------      -------
  Net charge-offs              (16,620)     (35,770)     (46,313)
                               -------      -------      -------

Ending balance                $243,332      195,878      151,690
                               =======      =======      =======

6.  Premises and equipment

The detail of premises and equipment was as follows:

                                                          December 31
                                                     1994           1993
                                                    -------        -------
                                                        (in thousands)

Land                                               $ 12,730         15,151
Buildings owned                                      88,123         89,613
Buildings under capital leases                        1,773          1,773
Leasehold improvements                               33,404         30,185
Furniture and equipment owned                       102,212         92,544
                                                    -------        -------
                                                    238,242        229,266
Less:  accumulated depreciation
  and amortization
    Owned assets                                    109,354         92,819
    Capital leases                                    1,614          1,573
                                                    -------        -------
                                                    110,968         94,392
                                                    -------        -------

Premises and equipment, net                        $127,274        134,874
                                                    =======        =======


     Net lease expense for all operating leases totaled $13,329,000 in 1994, $12,051,000 in 1993 and $11,617,000 in 1992. The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 22 years. Minimum lease payments under noncancellable operating leases are summarized as follows:

Year ending December 31:          (in thousands)

           1995                       $  8,045
           1996                          6,812
           1997                          7,105
           1998                          6,390
           1999                          7,529
           Later years                  75,834
                                       -------
                                      $111,715
                                       =======

     Payments required under capital leases are not material.

7.  Borrowings

The amount and interest rate of short-term borrowings were as follows:

                             Federal funds
                             purchased and
                              repurchase       Other
                              agreements     borrowings        Total
                              ----------     ----------     ----------
                                       (dollars in thousands)
At December 31, 1994
  Amount outstanding          $  695,665        669,185      1,364,850
  Weighted-average
    interest rate                   6.07%          6.02%          6.05%

For the year ended
  December 31, 1994
  Highest amount
    at a month-end            $1,829,630      1,038,502
  Daily-average
    amount outstanding         1,432,845        339,676      1,772,521
  Weighted-average
    interest rate                   4.12%          4.38%          4.17%
                               =========      =========      =========

At December 31, 1993
  Amount outstanding          $1,381,335        720,332      2,101,667
  Weighted-average
    interest rate                   3.41%          2.97%          3.26%

For the year ended
  December 31, 1993
  Highest amount
    at a month-end            $2,434,239        720,332
  Daily-average
    amount outstanding         1,639,537        282,989      1,922,526
  Weighted-average
    interest rate                   3.06%          2.93%          3.04%
                               =========      =========      =========

At December 31, 1992
  Amount outstanding          $  329,161        363,530        692,691
  Weighted-average
    interest rate                   3.19%          2.49%          2.82%

For the year ended
  December 31, 1992
  Highest amount
    at a month-end            $1,350,404        883,236
  Daily-average
    amount outstanding           831,494        289,917      1,121,411
  Weighted-average
    interest rate                   3.45%          3.34%          3.42%
                               =========      =========      =========

     At December 31, 1994, the Parent Company, M&T Bank and The East New York Savings Bank ("East New York"), a wholly owned subsidiary of the Parent Company, had lines of credit under formal agreements as follows:

                              Parent           M&T            East
                              Company          Bank         New York
                              -------        --------       --------
                                         (in thousands)

Outstanding borrowings        $ 3,000         23,701         225,000
Unused                         22,000        580,401          23,958
                               ======        =======         =======

     Long-term borrowings at December 31, 1994 and 1993 included $75 million of 8 1/8% subordinated notes issued by M&T Bank. Such notes mature on December 1, 2002 and are subordinate to the claims of depositors and other creditors of M&T Bank. At December 31, 1994 long-term borrowings also included $20,701,000 of notes payable to the Federal Home Loan Bank of New York with fixed and variable rates of interest ranging from 4.74% to 8.60%. Such notes are secured by residential mortgage loans.

     Long-term borrowings at December 31, 1994 mature as follows:

Year ending December 31:          (in thousands)
           1995                       $     -
           1996                        14,351
           1997                         3,991
           1998                           398
           1999                             -
           Later years                 76,961
                                       ------
                                      $95,701
                                       ======

8. Preferred stock

The 9% cumulative preferred stock is convertible at any time into shares of the Parent Company's common stock at an initial conversion price of $78.90625 per share. The conversion formula provides the holder with anti-dilution protections in the event the Parent Company issues additional common stock at a price which is less than the conversion price or in the event that there are other capital changes such as common stock dividends or stock splits.
The Parent Company has the right, subject to regulatory approval, to redeem the preferred stock, in whole, but not in part, on or after March 31, 1996 at a price of $40,000,000 plus accrued and unpaid dividends. The Parent Company must provide at least 45 days notice to the preferred stockholder of its intention to redeem the shares, during which time the preferred stockholder may exercise the conversion privilege.

      The preferred stock is not considered to be a common stock equivalent. Preferred stock dividends are deducted from net income when calculating primary earnings per common share. The calculation of fully diluted earnings per common share assumes that the preferred stock was converted to 506,930 shares of common stock at issuance and that no preferred stock dividends were paid.

9. Disclosures about fair value of financial instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that financial institutions disclose the estimated "fair value" of their financial instruments. "Fair value" is generally defined as the price a willing buyer and a willing seller would exchange for a financial instrument in other than a distressed sale situation. Disclosures related to fair value presented herein are as of December 31, 1994 and 1993.

      With the exception of marketable securities, certain off-balance sheet financial instruments and one-to-four family residential mortgage loans originated for sale, the Company's financial instruments are not readily marketable and market prices do not exist. The Company, in attempting to comply with the provisions of SFAS No. 107, has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend greatly upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time.

      The estimated fair value of investments in readily marketable debt and equity securities were based on the market prices quoted by the related exchanges at the respective year-end. The Company, in arriving at estimated fair value of other financial instruments, primarily used calculations based upon discounted cash flows of the related financial instruments. In general, discount rates used for loan products were based upon the Company's pricing at the respective year-end. A higher discount rate was assumed with respect to estimated cash flows associated with nonaccrual loans.

      As more fully described in note 3, the carrying value and estimated fair value of investment securities were as follows:

                                            Carrying      Estimated
                                              value       fair value
                                            --------      ----------
                                                (in thousands)

      December 31
        1994                               $1,791,040      1,784,554
        1993                                2,429,152      2,429,438
                                            =========      =========

      The following table presents the carrying value and calculated estimates of fair value related to loans and loan commitments:

                                            Carrying      Calculated
                                              value        estimate
                                            --------      ----------
                                                (in thousands)
December 31, 1994
Commercial loans and leases                $1,659,532      1,650,138
Commercial real estate loans                3,352,600      3,261,013
Residential real estate loans               1,653,552      1,609,921
Consumer loans                              1,551,609      1,554,609
                                            ---------      ---------
                                           $8,217,293      8,075,681
                                            =========      =========
December 31, 1993
Commercial loans and leases                $1,490,745      1,490,869
Commercial real estate loans                3,019,859      3,086,602
Residential real estate loans               1,526,104      1,550,504
Consumer loans                              1,224,391      1,259,579
                                            ---------      ---------
                                           $7,261,099      7,387,554
                                            =========      =========

      SFAS No. 107 requires that the estimated fair value ascribed to noninterest-bearing deposits, savings deposits and NOW accounts be established at carrying value because of the customers' ability to withdraw funds immediately. Additionally, time deposit accounts are required to be revalued based upon prevailing market interest rates for similar maturity instruments. The following summarizes the results of these calculations:

                                           Carrying    Calculated
                                            value       estimate
                                           --------    ----------
                                              (in thousands)
December 31, 1994
Noninterest-bearing deposits              $1,087,102    1,087,102
Savings deposits and NOW accounts          3,846,637    3,846,637
Time deposits                              3,106,723    3,088,666
Deposits at foreign office                   202,611      202,611
                                           =========    =========

December 31, 1993
Noninterest-bearing deposits              $1,052,258    1,052,258
Savings deposits and NOW accounts          4,129,673    4,129,673
Time deposits                              1,982,272    2,016,376
Deposits at foreign office                   189,058      189,058
                                           =========    =========

      The Company believes that deposit accounts clearly have a value greater than that prescribed by SFAS No. 107. The Company feels, however, that the value associated with these deposits is greatly influenced by characteristics of the buyer, such as the ability to reduce the costs of servicing the deposits, and the expected deposit attrition which is customary in acquisitions. Accordingly, estimating the fair value of deposits with any degree of certainty is not practical.

      As more fully described in note 15, the Company had entered into interest rate swap agreements for purposes of managing the Company's exposure to changing interest rates. The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive or pay to terminate such swaps. The following table includes information about the estimated fair value of interest rate swaps entered into for interest rate risk management purposes:

                                  Gross          Gross          Estimated
                   Notional     unrealized     unrealized     fair value -
                    amount        gains          losses        gain (loss)
                   --------     ----------     ----------     ------------
                                     (in thousands)

December 31
  1994           $2,388,000              -       (119,079)        (119,079)
  1993           $1,711,294         16,901         (1,330)          15,571
                  =========     ==========     ==========     ============

     As described in note 15, the Company also uses certain derivative financial instruments as part of its trading activities. Interest rate swaps entered into for trading purposes had a notional value of $40 million and an estimated fair value of $3,000 at December 31, 1994. There were no interest rate swaps held for trading purposes at December 31, 1993. The Company also entered into foreign exchange and other option and futures contracts totaling $296 million and $467 million at December 31, 1994 and 1993, respectively. Such contracts were valued at a loss of $19,000 and $195,000 at December 31, 1994 and 1993, respectively. All trading account assets and liabilities are recorded in the Consolidated Balance Sheet at estimated fair value.

     Due to the near maturity of other money-market assets and short-term borrowings, the Company estimates that the carrying value of such instruments approximates estimated fair value. The carrying value and estimated fair value of long-term borrowings were $96,187,000 and $93,277,000, respectively, at December 31, 1994 and $75,590,000 and $83,607,000, respectively, at
December 31, 1993.

     The Company does not believe that the estimated fair value information presented herein is representative of the earnings power or value of the Company. The preceding analysis, which is inherently limited in depicting fair value, also does not consider any value associated with existing customer relationships nor the ability of the Company to create value through its loan origination, deposit gathering, or fee generating activities.

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

10. Stock option plan

The stock option plan allows the grant of stock options and stock appreciation rights (either in tandem with options or independently) which are exercisable over terms not exceeding ten years and one day, and at prices which may not be less than the fair market value of the common stock on the date of grant. When exercisable, the stock appreciation rights issued in tandem with stock options entitle grantees to receive cash, stock or a combination equal to the amount of stock appreciation between the dates of grant and exercise. Stock appreciation rights issued independently of stock options contain similar terms as the stock options, although upon exercise the holder is only entitled to receive cash instead of purchasing shares of the Parent Company's common stock. Of the stock options outstanding at December 31, 1994, 514,946 were granted with limited stock appreciation rights attached thereto. A summary of related activity follows:

                                    Cash-only
                         Stock    appreciation
                        options      rights         Exercise price per share
                      outstanding  outstanding        Range          Average
                      -----------  -----------    --------------   ---------

1992
Beginning balance       459,983       139,500    $ 15.75- 70.00      $ 46.00
  Granted               110,702             -     105.13-131.88       106.65
  Exercised            (137,288)      (14,300)     15.75- 70.00        30.78
  Cancelled              (2,200)       (4,000)     40.25-105.13        63.76
                      ---------      --------     -------------      -------
  At year-end           431,197       121,200      23.00-131.88        62.13

1993
  Granted               119,725             -     133.88-141.50       134.00
  Exercised             (40,540)       (5,800)     35.25-105.13        50.78
  Cancelled              (3,150)       (2,200)     53.00-133.88        96.87
                      ---------      --------     -------------      -------
  At year-end           507,232       113,200      23.00-141.50        76.55

1994
  Granted               142,449             -     139.50-150.50       139.96
  Exercised             (33,944)      (22,600)     35.25- 70.00        52.43
  Cancelled              (4,500)            -     105.13-139.50       131.24
                      ---------      --------     -------------      -------
  At year-end           611,237        90,600      23.00-150.50        91.01
                      =========      ========     =============      =======


Exercisable at
December 31, 1994       274,392        68,800    $ 23.00-141.50      $ 58.41
                      =========      ========     =============      =======

     At December 31, 1994 and 1993, respectively, there were 137,721 and 275,670 shares available for future grant. A total of 1,500,000 shares were authorized under the plan.

11.  Pension plans and other postretirement benefits

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees. Pension benefits accrue to participants based on their level of compensation and number of years of service. With respect to employees added as a result of the acquisitions completed in 1994, service with the acquired entities was counted in the pension formula for vesting, but not for benefit accrual purposes. The Company contributes to the pension plan amounts sufficient to meet Internal Revenue Code funding standards.

     Net periodic pension cost (benefit) consisted of the following:

                                             1994        1993        1992
                                             ----        ----        ----
                                                  (in thousands)

Service cost                               $4,148       3,075       2,357
Interest cost on projected benefit
 obligation                                 5,823       4,904       4,569
Actual return on assets                     1,487      (8,217)     (6,022)
Net amortization and deferral              (9,541)        293      (1,601)
                                           ------      ------      ------
Net periodic pension cost (benefit)        $1,917          55        (697)
                                            =====      ======      ======

     Data relating to the funding position of the pension plan were as follows:
                                               1994          1993
                                              ------        ------
                                                  (in thousands)

Vested accumulated benefit obligation       $(60,307)      (64,169)
Total accumulated benefit obligation         (62,351)      (66,317)
Projected benefit obligation                 (75,735)      (81,943)
Plan assets at fair value                     88,215        93,601
                                             -------       -------
Plan assets in excess of projected
 benefit obligation                           12,480        11,658
Unrecognized net asset                        (2,917)       (3,775)
Unrecognized past service cost                  (538)            -
Unrecognized net (gain) loss                    (284)        2,775
                                              ------        ------
Pension asset                               $  8,741        10,658
                                              ======        ======

     The assumed rates used in the actuarial computations were as follows:

                                                1994        1993
                                                ----        ----

Discount rate                                   8.00%       7.00%
Rate of increase in future
  compensation levels                           5.00%       5.00%
Long-term rate of return on assets              8.00%       8.25%
                                                ====        ====

     In addition, the Company has an unfunded supplemental pension plan for certain key executives. Net periodic pension cost was $341,000, $159,000 and $151,200 in 1994, 1993 and 1992, respectively.

     The Company also provides health care and life insurance benefits for qualified retired employees who reached the age of 55 while working for the Company. Substantially all salaried employees are covered in the plan.

     Net postretirement benefit cost consisted of the following:

                                                   1994     1993     1992
                                                   ----     ----     ----
                                                      (in thousands)

Service cost                                     $  136       94       48
Interest cost on projected benefit obligation     1,059    1,094    1,057
Actual return on assets                              (1)    (364)    (394)
Net amortization and deferral                      (452)    (281)    (592)
                                                  -----    -----    -----
Net postretirement benefit cost                  $  742      543      119
                                                  =====    =====    =====


     Data relating to the funding position of the plan were as follows:

                                                  1994      1993
                                                 ------    ------
                                                  (in thousands)
Accumulated benefit obligation:
  Retirees                                      $12,611    15,196
  Active employees
    Fully eligible                                1,477     1,695
    Other                                           800     1,180
Plan assets at fair value                        (7,580)   (8,621)
                                                 ------    ------
Accumulated benefit obligation in
 excess of plan assets                            7,308     9,450
Unrecognized net loss                            (2,019)   (5,637)
Unrecognized past service cost                    2,651     2,855
                                                 ------    ------
Accrued postretirement benefit cost             $ 7,940     6,668
                                                 ======    ======

     The Company on occasion funds a portion of these postretirement benefit obligations through contributions to a Voluntary Employee Benefit Association trust account.

     The assumed rates used in the actuarial computations were as follows:

                                                1994       1993
                                                ----       ----

Discount rate                                    8.0%       7.0%
Long-term rate of return on assets               8.0%       8.0%
Medical inflation rate                          14.0%      14.5%
                                                ====       ====

     The medical inflation rate was assumed to gradually reduce to 5.5% over twenty years.

     The Company's 1994 service cost, interest cost and accumulated benefit obligation, assuming a 1% increase in the medical inflation rate assumption, are depicted as follows:
                                                 (in thousands)

Accumulated postretirement benefit obligation        $15,994
Service cost                                             136
Interest cost                                          1,137
                                                      ======

12.  Income taxes

The components of income tax expense were as follows:

                                        1994     1993     1992
                                       ------   ------   ------
                                            (in thousands)
Current
  Federal                             $58,801   69,744   65,672
  State and city                       21,251   25,487   27,037
                                       ------   ------   ------
    Total current                      80,052   95,231   92,709
                                       ------   ------   ------

Deferred
  Federal                              (3,424) (18,124) (19,919)
  State and city                          558   (5,576)  (7,949)
                                       ------   ------   ------
    Total deferred                     (2,866) (23,700) (27,868)
                                       ------   ------   ------
    Total income taxes
      applicable to pre-tax income    $77,186   71,531   64,841
                                       ======   ======   ======

     The Company files a consolidated tax return which includes all subsidiaries. East New York may elect to compute its bad debt deduction for tax purposes as a percentage of taxable income. Applicable federal tax law allows qualified savings banks the option of deducting as bad debt expense 8% of their taxable income. However, failure to maintain savings bank status as defined by the Internal Revenue Code or charges to the reserve established by these deductions for other than bad debt losses would create taxable income, subject to the applicable tax rates in effect at that time. At December 31, 1994, East New York's bad debt reserve for federal tax purposes was $45,460,000. No actions are planned which would cause this reserve to become wholly or partially taxable.

     The portion of income tax expense attributable to gains on sales of bank investment securities was $53,000 in 1994, $392,000 in 1993 and $12,016,000
in 1992. No alternative minimum tax expense was recognized in any year.

     Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

                                      1994        1993        1992
                                     ------      ------      ------
                                             (in thousands)

Income taxes at statutory rate      $68,068      60,733      55,345
Increase (decrease) in taxes:
  Tax-exempt income                  (5,758)     (2,066)     (3,138)
  State and city income taxes,
    net of federal income
    tax effect                       14,176      12,942      12,598
  Other                                 700         (78)         36
                                     ------      ------      ------
                                    $77,186      71,531      64,841
                                     ======      ======      ======

     Deferred tax assets (liabilities) were comprised of the following at December 31:

                                      1994        1993         1992
                                     ------      ------       ------
                                             (in thousands)

Interest on loans                  $  6,593       7,115        6,811
Gain on sales of loans                    -       2,207        2,571
Depreciation and amortization         4,652       3,477        2,897
Losses on loans and other assets     96,128      76,783       54,747
Postretirement and other
  supplemental employee benefits      6,382       5,969        5,311
Incentive compensation plans          9,242       9,247        7,282
Purchase accounting adjustments       3,649           -            -
Unrealized investment losses         37,966           -            -
Other                                 5,561       3,060        3,765
                                    -------     -------      -------
  Gross deferred tax assets         170,173     107,858       83,384
                                    -------     -------      -------

Retirement benefits                  (3,801)     (4,904)      (4,552)
Leasing transactions                (69,469)    (72,019)     (71,597)
Restructured interest rate
  swap agreements                   (16,950)          -            -
Unrealized investment gains               -      (6,657)           -
Other                               ( 4,538)          -            -
                                    -------     -------      -------
  Gross deferred tax liabilities    (94,758)    (83,580)     (76,149)
                                    -------     -------      -------
Net deferred asset                 $ 75,415      24,278        7,235
                                    =======     =======      =======

     The income tax credits shown in the Statement of Income of the Parent Company arise principally from operating losses before dividends from subsidiaries.


13.  Other income and other expense

The following items, which exceeded 1% of total revenues in the respective period, were included in either other revenues from operations or other costs of operations in the Consolidated Statement of Income:

                                        1994       1993       1992
                                       ------     ------     ------
                                              (in thousands)

Other income:
 Residential mortgage servicing fees  $13,125     10,359
 Transfer of investment securities
    to charitable foundation           10,439

Other expense:
 Professional services
  Data processing                                            14,343
  Other                                                       5,362
 Advertising                           11,067      9,069
 Charitable contributions              15,652
 Write-downs of mortgage
  servicing rights                                           16,800
                                       ======      =====     ======

14.  International activities

The Company engages in certain international activities consisting primarily of purchasing Eurodollar placements, collecting Eurodollar deposits and engaging in a limited amount of foreign currency trading.

     At December 31, 1994 and 1993, assets identified with international activities amounted to $7,172,000 and $62,419,000, respectively.

15.  Derivative financial instruments


As part of an overall interest rate risk management program, the Company has entered into several interest rate swap agreements. The swaps modify the repricing characteristics of certain portions of the Company's loan and deposit portfolios. In general, under terms of the agreements the Company receives a fixed rate of interest and pays a variable rate based on London Inter-Bank Offered Rates ("LIBOR"). Interest rate swap agreements are generally entered into with counterparties with substantial net worth and most contain collateral provisions protecting the at-risk party. The Company considers the credit risk inherent in these contracts to be negligible. Interest rate swaps entered into for interest rate risk management purposes were as follows:

                                 Average   Weighted-average rate  Estimated
                    Notional     expected    Fixed    Variable   fair value-
                     amount      maturity  (receive)   (pay)     gain(loss)
                    --------     --------  ---------   -----     ----------
                 (in thousands) (in years)                     (in thousands)

December 31, 1994
-----------------

Current:
 Amortizing        $1,000,000      2.46      5.84%      6.12%    $ (57,332)
 Non-amortizing     1,388,000      2.99      6.11       6.03       (61,747)
                    ---------                                     --------
                   $2,388,000      2.77      5.99%      6.07%    $(119,079)
                    =========      ====      ====       ====      ========


December 31, 1993
-----------------

Current:
 Amortizing        $  836,294      1.89      5.88%      3.43%    $  10,690
 Non-amortizing       400,000      2.09      5.24       3.41         5,375
                    ---------                                     --------
                   $1,236,294      1.95      5.67%      3.42%    $  16,065
                    =========      ====      ====       ====      ========

Forward-starting:
 Amortizing        $  400,000      3.25      5.99%         -     $    (906)
 Non-amortizing        75,000      2.50      5.34          -           412
                    ---------                                     --------
                   $  475,000      3.13      5.89%         -     $    (494)
                    =========      ====      ====       ====      ========

      The notional amount of an amortizing swap may, following an initial lock-out period, vary depending on the level of interest rates or the repayment behavior of mortgage-backed securities to which the swap is indexed. The notional amount of a non-amortizing swap does not change during the term of an agreement.

      The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive (pay) to terminate such contracts. Since these swaps have been entered into for interest rate risk management purposes, the estimated market appreciation or depreciation should be considered in the context of the entire balance sheet of the Company. The estimated fair value of interest rate swaps entered into for interest rate risk management purposes is not recognized in the consolidated financial statements.

      The net effect of interest rate swaps was to increase net interest income by $12,481,000, $34,242,000, and $20,063,000 during the years ended
December 31, 1994, 1993, and 1992, respectively. The average notional amount of interest rate swaps impacting net interest income which were entered into for interest rate risk management purposes were $1,627,454,000, $1,213,886,000 and $502,452,000 during the years ended December 31, 1994, 1993, and 1992, respectively.

      During December 1994, the Company restructured several interest rate swap agreements with a notional amount of $500 million from amortizing to non-amortizing. The purpose of the restructuring was to enhance the effectiveness of the swaps in managing the Company's exposure to changing interest rates in future years. The restructuring did not have a significant effect on net income in 1994. A deferred loss of $40.2 million on the amortizing swaps and a purchase discount of $40.2 million on the restructured non-amortizing swaps were recognized as a result of this transaction and were included in the carrying amount of loans which the swaps modified. The deferred loss will be amortized and the purchase discount accreted into interest income over the remaining terms of the original swaps and restructured swaps, respectively. The net increase (decrease) in interest income from amortization and accretion of such amounts in future years is as follows:

Year ending December 31:               (in thousands)

      1995                                $(1,946)
      1996                                 (1,946)
      1997                                 (1,946)
      1998                                   (525)
      1999                                  5,960
      2000                                    403
                                           ------
                                                -
                                           ======

      Derivative financial instruments used for trading purposes included foreign exchange and other option contracts, foreign exchange forward and spot contracts, interest rate swap agreements and financial futures. The following table includes information about the estimated fair value of derivative financial instruments used for trading purposes:

                                           1994          1993
                                           ----          ----
                                             (in thousands)

December 31:
 Gross unrealized gains                   $1,673          1,397
 Gross unrealized losses                   1,689          1,592

Year ended December 31:
 Average gross unrealized gains           $1,842          3,005
 Average gross unrealized losses           1,558          2,888
                                           =====          =====


     Net gains (losses) arising from derivative financial instruments used for trading purposes were $(336,000), $219,000 and $2,685,000 during the years ended December 31, 1994, 1993 and 1992, respectively.

16.  Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding, such as commitments to extend credit guarantees, and "standby" letters of credit (approximately $150,219,000 and $152,604,000 at December 31, 1994 and 1993, respectively) which are not reflected in the consolidated financial statements. No material losses are expected as a result of these transactions. Additionally, the Company had outstanding loan commitments of approximately $1.6 billion and $1.4 billion at December 31, 1994, and 1993, respectively.

     Because many loan commitments and almost all credit guarantees and "standby" letters of credit expire without being funded in whole or part, the contract amounts are not estimates of future cash flows. Commitments to sell one-to-four family residential mortgage loans totaled $74,614,000 at December 31, 1994 and $373,369,000 at December 31, 1993.

     In the opinion of management, the potential liabilities, if any, arising from all lawsuits pending against the Company at December 31, 1994 will not have a materially adverse impact on the Company's consolidated financial condition. Moreover, management believes that the Company has substantial defenses in such litigation, but that there can be no assurance that the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated results of operations in the future.

17.  Regulatory restrictions

The payment of dividends by the banking subsidiaries is restricted by various legal and regulatory limitations. Dividends by any banking subsidiary to the Parent Company are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 1994, approximately $200,351,000 and $11,804,000 was available for payment of dividends to the Parent Company from M&T Bank and East New York, respectively, without prior regulatory approval.

     Banking regulations prohibit extensions of credit by the subsidiary banks to the Parent Company unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

     The banking subsidiaries are required to maintain noninterest-earning reserves against deposit liabilities. During the maintenance periods that included December 31, 1994 and 1993, cash and due from banks included a daily average of $158,342,000 and $159,742,000, respectively, for such purpose.

18.  Parent Company revolving credit agreement

The Parent Company has a revolving credit agreement with an unaffiliated commercial bank whereby the Parent Company may borrow up to $25,000,000 at its discretion through December 26, 1995. The agreement provides for a facility fee assessed on the entire amount of the commitment (whether or not utilized) ranging from 3/16 to 5/16 of 1% depending on the credit rating of the subordinated notes of M&T Bank. Various interest rate options exist, including a variable rate based upon the higher of the Federal funds rate plus 1/4 of 1%, or the lender's prime rate, or a fixed rate based upon LIBOR. Borrowings outstanding under the credit agreement at December 31, 1994 were $3.0 million at a rate of 6.50%. These borrowings were recorded as other short-term borrowings in the Consolidated Balance Sheet.

19.  Parent Company financial statements
See other notes to financial statements.




CONDENSED BALANCE SHEET
----------------------------------------------------------------------------------

                                                                  December 31
Dollars in thousands                                           1994        1993
---------------------------------------------------------------------------------
Assets
Cash
  In subsidiary bank                                       $      175          91
  Other                                                            18          18
---------------------------------------------------------------------------------
      Total cash                                                  193         109
Due from subsidiaries
  Money-market assets                                           1,257       9,351
  Current income tax receivable                                 6,792         410
---------------------------------------------------------------------------------
      Total due from subsidiaries                               8,049       9,761
Investments in subsidiaries
  Banks                                                       706,801     702,823
  Other                                                             6           6
Other assets                                                    9,030      15,066
---------------------------------------------------------------------------------
      Total assets                                         $  724,079     727,765
---------------------------------------------------------------------------------
Liabilities
---------------------------------------------------------------------------------
Short-term borrowings                                      $    3,000           -
Accrued expenses and other liabilities                             83       3,771
---------------------------------------------------------------------------------
    Total liabilities                                           3,083       3,771
---------------------------------------------------------------------------------
Stockholders' equity                                          720,996     723,994
---------------------------------------------------------------------------------
Total liabilities and stockholders' equity                 $  724,079     727,765
---------------------------------------------------------------------------------




CONDENSED STATEMENT OF INCOME
---------------------------------------------------------------------------------

                                                      Year ended December 31
Dollars in thousands, except per share             1994        1993        1992
---------------------------------------------------------------------------------
Income
---------------------------------------------------------------------------------
Dividends from bank subsidiaries               $   59,300      23,000      21,000
Other income                                       11,493         665         421
---------------------------------------------------------------------------------
  Total income                                     70,793      23,665      21,421
---------------------------------------------------------------------------------
Expense
---------------------------------------------------------------------------------
Interest on short-term borrowings                       3          29         565
Other expense                                      17,739       1,979       1,829
---------------------------------------------------------------------------------
  Total expense                                    17,742       2,008       2,394
---------------------------------------------------------------------------------
Income before income taxes and equity in
  undistributed income of subsidiaries             53,051      21,657      19,027
Parent Company income tax credits                   7,087         688         879
---------------------------------------------------------------------------------
Income before equity in undistributed
  income of subsidiaries                           60,138      22,345      19,906
---------------------------------------------------------------------------------
Equity in undistributed income of subsidiaries
---------------------------------------------------------------------------------
Net income
  Bank subsidiaries                               116,457     102,642      99,031
  Other subsidiaries                                    -           5           -
Less:  dividends received                         (59,300)    (23,000)    (21,000)
---------------------------------------------------------------------------------
Equity in undistributed income of subsidiaries     57,157      79,647      78,031
---------------------------------------------------------------------------------
Net income                                     $  117,295     101,992      97,937
---------------------------------------------------------------------------------
Net income per common share                        $16.35       13.87       13.41




CONDENSED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------

                                                               Year ended December 31
Dollars in thousands                                        1994       1993       1992
-----------------------------------------------------------------------------------------
Cash flows from operating activities
-----------------------------------------------------------------------------------------
Net income                                              $  117,295    101,992     97,937
Adjustments to reconcile net income to net cash
  provided by operating activities
    Equity in undistributed income of subsidiaries         (57,157)   (79,647)   (78,031)
    Provision for deferred income taxes                       (206)       (82)       (20)
    Net gain on sales of assets                               (128)         -          -
    Net change in accrued income and expense                (6,570)     5,009      1,344
    Transfer of noncash assets to charitable foundation      5,213          -          -
-----------------------------------------------------------------------------------------
    Net cash provided by operating activities               58,447     27,272     21,230
-----------------------------------------------------------------------------------------
Cash flows from investing activities
-----------------------------------------------------------------------------------------
Other investments, net                                      (8,199)    (1,809)        (6)
-----------------------------------------------------------------------------------------
    Net cash used by investing activities                   (8,199)    (1,809)        (6)
-----------------------------------------------------------------------------------------
Cash flows from financing activities
-----------------------------------------------------------------------------------------
Net increase (decrease) in short-term borrowings             3,000     (3,500)    (8,500)
Purchases of treasury stock                                (43,964)         -          -
Dividends paid - common                                    (14,743)   (13,054)   (10,780)
Dividends paid - preferred                                  (3,600)    (3,600)    (3,600)
Other, net                                                   1,049      1,788      3,172
-----------------------------------------------------------------------------------------
    Net cash used by financing activities                  (58,258)   (18,366)   (19,708)
-----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    $   (8,010)     7,097      1,516
Cash and cash equivalents at beginning of year               9,460      2,363        847
Cash and cash equivalents at end of year                $    1,450      9,460      2,363
-----------------------------------------------------------------------------------------
Supplemental disclosure of cash flow
information
-----------------------------------------------------------------------------------------
Interest received during the year                       $      932        658        421
Interest paid during the year                                    1         46        600
Income taxes received during the year                          510      5,462      2,399
-----------------------------------------------------------------------------------------


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. None.




                                    PART III
                                    --------


Item 10. Directors and Executive Officers of the Registrant. The identification of the Registrant's directors is incorporated by reference to the caption "NOMINEES FOR DIRECTOR" contained in the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 16, 1995. The identification of the Registrant's executive officers is presented under the caption "Executive Officers of the Registrant" contained in Part I of this Annual Report on Form 10-K.

          Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant's directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant's common stock, is incorporated by reference to the caption "STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS" contained in the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders.

Item 11. Executive Compensation. Incorporated by reference to the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 16, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management. Incorporated by reference to the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 16, 1995.

Item 13. Certain Relationships and Related Transactions. Incorporated by reference to the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, was filed with the Securities and Exchange Commission on March 16, 1995.

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

     (b)  Reports on Form 8-K.

          The Registrant filed a Current Report on Form 8-K dated December 14, 1994 with the Securities and Exchange Commission on December 14, 1994, reporting that on December 1, 1994, the Registrant consummated the acquisition of Ithaca Bancorp, Inc., Ithaca, New York, and the merger of its savings bank subsidiary, Citizens Savings Bank, F.S.B., into M&T Bank. The Current Report on Form 8-K further disclosed that M&T Bank consummated the acquisition of six banking offices in Orange County and one branch in Rockland County from Chemical Bank on December 10, 1994.

     (c)  Exhibits required by Item 601 of Regulation S-K.

          The exhibits listed on the Exhibit Index on pages 84 and 85 of this Annual Report on Form 10-K have been previously filed, are filed herewith or are incorporated herein by reference to other filings.

     (d)  Additional financial statement schedules.

          None.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 1995.

                                        FIRST EMPIRE STATE CORPORATION



                                        By: /s/ Robert G. Wilmers
                                            --------------------------

                                        Robert G. Wilmers
                                        Chairman of the Board,
                                        President and
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                          Date
---------                            -----                          ----

Principal Executive
Officer:



/s/ Robert G. Wilmers                Chairman of the Board,
--------------------------           President and
Robert G. Wilmers                    Chief Executive Officer          3/16/95
                                                                     ---------



Principal Financial
and Accounting Officer:


/s/ James L. Vardon                  Executive Vice President
--------------------------           and Chief Financial Officer      3/16/95
James L. Vardon                                                      ---------

A majority of the board of directors:



/s/ Brent D. Baird                                 3/16/95
-------------------------------------         ----------------
Brent D. Baird


/s/ John H. Benisch                                3/16/95
-------------------------------------         ----------------
John H. Benisch


/s/ C. Angela Bontempo                             3/16/95
-------------------------------------         ----------------
C. Angela Bontempo


-------------------------------------         ----------------
Robert T. Brady


/s/ Patrick J. Callan                              3/16/95
-------------------------------------         ----------------
Patrick J. Callan


/s/ David N. Campbell                              3/16/95
-------------------------------------         ----------------
David N. Campbell


/s/ James A. Carrigg                               3/16/95
-------------------------------------         ----------------
James A. Carrigg


/s/ Barber B. Conable, Jr.                         3/16/95
-------------------------------------         ----------------
Barber B. Conable, Jr.


/s/ Richard E. Garman                              3/16/95
-------------------------------------         ----------------
Richard E. Garman


/s/ James V. Glynn                                 3/16/95
-------------------------------------         ----------------
James V. Glynn


-------------------------------------         ----------------
Roy M. Goodman


/s/ Patrick W.E. Hodgson                           3/16/95
-------------------------------------         ----------------
Patrick W.E. Hodgson


-------------------------------------         ----------------
Samuel T. Hubbard, Jr.


/s/ Lambros J. Lambros                             3/16/95
-------------------------------------         ----------------
Lambros J. Lambros


/s/ Wilfred J. Larson                              3/16/95
-------------------------------------         ----------------
Wilfred J. Larson

/s/ Jorge G. Pereira                               3/16/95
-------------------------------------         ----------------
Jorge G. Pereira


/s/ William C. Shanley, III                        3/16/95
-------------------------------------         ----------------
William C. Shanley, III


/s/ Raymond D. Stevens, Jr.                        3/16/95
-------------------------------------         ----------------
Raymond D. Stevens, Jr.


/s/ Peter Tower                                    3/16/95
-------------------------------------         ----------------
Peter Tower


/s/ Richard D. Trent                               3/16/95
-------------------------------------         ----------------
Richard D. Trent


/s/ John L. Wehle, Jr.                             3/16/95
-------------------------------------         ----------------
John L. Wehle. Jr.


/s/ Robert G. Wilmers                              3/16/95
-------------------------------------         ----------------
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

    4 Instruments defining the rights of security holders, including indentures. Incorporated by reference to Exhibit Nos. 3.1, 3.2, 3.3, 10.1, 10.2 and 10.3 hereof.

   10.1 Credit Agreement, dated as of December 30, 1993, between First Empire State Corporation and The Chase Manhattan Bank, N.A. Incorporated by reference to Exhibit No. 10.1 to the Form 10-K for the year ended December 31, 1993 (File No. 1-9861).

   10.2 Amendment No. 1, dated as of December 27, 1994, to the Credit Agreement, dated as of December 30, 1993, between First Empire State Corporation and The Chase Manhattan Bank, N.A. Filed herewith.

   10.3 First Empire State Corporation 1983 Stock Option Plan as amended. Incorporated by reference to Exhibit No. 10.3 to the Form 10-K for the year ended December 31, 1991 (File No. 1-
               9861).

   10.4        First Empire State Corporation Annual Executive Incentive Plan.
               Incorporated by reference to Exhibit No. 10.4 to the Form 10-K for the year ended December 31, 1992 (File No. 1 - 9861).

               Supplemental Deferred Compensation Agreements between Manufacturers and Traders Trust Company and:

   10.5 Robert E. Sadler, Jr. and James L. Vardon, each dated as of March 7, 1985. Incorporated by reference to Exhibit Nos.
               (10)(d) (A) and (B), respectively, to the Form 10-K for the year ended December 31, 1984 (File No. 0-4561);

   10.6 Harry R. Stainrook dated as of December 12, 1985. Incorporated by reference to Exhibit No. (10)(e)(ii) to the Form 10-K for the year ended December 31, 1985 (File No. 0-4561);

   10.7 William C. Rappolt dated as of March 7, 1985. Incorporated by reference to Exhibit No. (10)(e)(iv) to the Form 10-K for the year ended December 31, 1987 (File No. 1-9861); and

   10.8 William A. Buckingham dated as of August 7, 1990. Incorporated by reference to Exhibit No. 10.8 to the Form 10-K for the year ended December 31, 1990 (File No. 1-9861).

   10.9 Salary Continuation Agreement, dated as of April 16, 1987, between The East New York Savings Bank and Paul B. Murray. Incorporated by reference to Exhibit No. (10)(f) to the Form 10-K for the year ended December 31, 1987 (File No. 1-9861).

   10.10 Employment Agreement, dated as of December 24, 1987, among First Empire State Corporation, The East New York Savings Bank and Paul B. Murray. Incorporated by reference to Exhibit No.
               (10)(g) to the Form 10-K for the year ended December 31, 1987 (File No. 1-9861).

  10.11 Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).

  10.12        First Empire State Corporation Supplemental Pension Plan.
               Filed herewith.

  10.13 First Empire State Corporation Supplemental Retirement Savings Plan. Filed herewith.

  11 Statement re: Computation of Earnings Per Common Share. Filed herewith.

  21 Subsidiaries of the Registrant. Incorporated by reference to the caption "Subsidiaries" contained in Part I, Item 1 hereof.

  23.1         Consent of Price Waterhouse re: Registration Statement No.
               33-32044.  Filed herewith.

  23.2         Consent of Price Waterhouse re: Registration Statements Nos.
               33-12207 and 33-58500.  Filed herewith.

  27 Article 9 Financial Data Schedule for the year ended December 31, 1994. Filed herewith.

  99.1 First Empire State Corporation Retirement Savings Plan and Trust Financial Statements and Additional Information for the years ended December 31, 1994 and 1993. Filed herewith.