Form 10-Q
period 1995-03-31
FIRST EMPIRE STATE CORP
filed 1995-05-11
CIK 36270

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q




   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

                                or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-9861




                  FIRST EMPIRE STATE CORPORATION
      (Exact name of registrant as specified in its charter)



           New York                               16-0968385
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)




       One M & T Plaza
      Buffalo, New York
   (Address of principal                           14240
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

Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on May 1, 1995: 6,492,281 shares.

                  FIRST EMPIRE STATE CORPORATION
                  ------------------------------

                            FORM 10-Q
                            ---------

         For the Quarterly Period Ended March 31, 1995
         ---------------------------------------------

Table of Contents of Information Required in Report         Page
- ---------------------------------------------------         ----

Part I.  Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheet -
          March 31,1995 and December 31, 1994                3

          Consolidated Statement of Income -
          Three months ended March 31, 1995 and 1994         4

          Consolidated Statement of Cash Flows -
          Three months ended March 31, 1995 and 1994         5

          Consolidated Statement of Changes in
          Stockholders' Equity - Three months ended
          March 31, 1995 and 1994                            6

          Consolidated Summary of Changes in
          Allowance for Possible Credit Losses -
          Three months ended March 31, 1995 and 1994         6

          Notes to Financial Statements                      7

  Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         9


Part II. Other Information                                   20

Signatures                                                   22

Exhibit Index                                                23

Exhibit No. 10                                               23

Exhibit No. 11                                               36

Exhibit No. 27                                               37


                                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

- ----------------------------------------------------------------------------------------------------------
                             FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ----------------------------------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET

                                                                                March 31,
                                                                                  1995       December 31,
Dollars in thousands, except per share                                         (unaudited)      1994
- ----------------------------------------------------------------------------------------------------------
Assets               Cash and due from banks                                  $    419,719        377,781
                     Money-market assets
                       Interest-bearing deposits at banks                           70,444            143
                       Federal funds sold and
                         agreements to resell securities                            15,000          3,080
                       Trading account                                              36,724          5,438
                     -------------------------------------------------------------------------------------
                         Total money-market assets                                 122,168          8,661
                     -------------------------------------------------------------------------------------
                     Investment securities
                       Available for sale (cost: $1,721,990 at March 31, 1995;
                         $1,602,916 at December 31, 1994)                        1,666,964      1,514,395
                       Held to maturity (market value: $324,159 at
                         March 31, 1995; $221,165 at December 31, 1994)            327,428        227,651
                       Other (market value:  $50,802 at March 31, 1995;
                         $48,994 at December 31, 1994)                              50,802         48,994
                     -------------------------------------------------------------------------------------
                         Total investment securities                             2,045,194      1,791,040
                     -------------------------------------------------------------------------------------
                     Loans and leases                                            8,819,885      8,447,117
                       Unearned discount                                          (260,700)      (229,824)
                       Allowance for possible credit losses                       (248,741)      (243,332)
                     -------------------------------------------------------------------------------------
                         Loans and leases, net                                   8,310,444      7,973,961
                     -------------------------------------------------------------------------------------
                     Premises and equipment                                        126,986        127,274
                     Accrued interest and other assets                             252,448        249,927
                     -------------------------------------------------------------------------------------
                         Total assets                                         $ 11,276,959     10,528,644
- ----------------------------------------------------------------------------------------------------------

Liabilities          Noninterest-bearing deposits                             $  1,082,744      1,087,102
                     NOW accounts                                                  774,785        748,199
                     Savings deposits                                            3,009,888      3,098,438
                     Time deposits                                               3,956,183      3,106,723
                     Deposits at foreign office                                    220,498        202,611
                     -------------------------------------------------------------------------------------
                         Total deposits                                          9,044,098      8,243,073
                     -------------------------------------------------------------------------------------
                     Federal funds purchased and agreements
                       to repurchase securities                                    892,643        695,665
                     Other short-term borrowings                                   351,017        669,185
                     Accrued interest and other liabilities                        142,413        103,538
                     Long-term borrowings                                           96,198         96,187
                     -------------------------------------------------------------------------------------
                         Total liabilities                                      10,526,369      9,807,648
- ----------------------------------------------------------------------------------------------------------
Stockholders' equity Preferred stock, $1 par, 1,000,000 shares authorized,
                       40,000 shares issued, stated at aggregate
                       liquidation value                                            40,000         40,000
                     Common stock, $5 par, 15,000,000 shares
                       authorized, 8,097,472 shares issued                          40,487         40,487
                     Surplus                                                        98,348         98,014
                     Undivided profits                                             716,591        694,274
                     Unrealized investment losses, net                             (31,416)       (50,555)
                     Treasury stock - common, at cost -
                       1,556,991 shares at March 31, 1995;
                       1,486,969 shares at December 31, 1994                      (113,420)      (101,224)
                     -------------------------------------------------------------------------------------
                         Total stockholders' equity                                750,590        720,996
                     -------------------------------------------------------------------------------------
                         Total liabilities and stockholders' equity           $ 11,276,959     10,528,644
- ----------------------------------------------------------------------------------------------------------




- -------------------------------------------------------------------------------------------
                             FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF INCOME (unaudited)

                                                                Three months ended March 31
Amounts in thousands, except per share                            1995              1994
- -------------------------------------------------------------------------------------------
Interest income  Loans and leases, including fees             $  185,016           148,483
                 Money-market assets
                   Deposits at banks                               1,294               154
                   Federal funds sold and agreements
                     to resell securities                            200             1,443
                   Trading account                                   172               132
                 Investment securities
                   Fully taxable                                  27,577            26,242
                   Exempt from federal taxes                         827               716
                 --------------------------------------------------------------------------
                     Total interest income                       215,086           177,170
- -------------------------------------------------------------------------------------------
Interest expense NOW accounts                                      2,765             2,846
                 Savings deposits                                 22,312            20,689
                 Time deposits                                    51,573            18,747
                 Deposits at foreign office                        2,336               928
                 Short-term borrowings                            15,663            14,501
                 Long-term borrowings                              1,930             1,538
                 --------------------------------------------------------------------------
                     Total interest expense                       96,579            59,249
                 --------------------------------------------------------------------------
                 Net interest income                             118,507           117,921
                 Provision for possible credit losses              8,500            19,862
                 --------------------------------------------------------------------------
                 Net interest income after provision
                   for possible credit losses                    110,007            98,059
- -------------------------------------------------------------------------------------------
Other income     Trust income                                      5,737             5,435
                 Service charges on deposit accounts               9,219             8,893
                 Merchant discount and other credit card fees      2,273             1,896
                 Trading account gain (loss)                         693              (208)
                 Other revenues from operations                    8,480            12,433
                 --------------------------------------------------------------------------
                     Total other income                           26,402            28,449
- -------------------------------------------------------------------------------------------
Other expense    Salaries and employee benefits                   46,227            39,831
                 Equipment and net occupancy                      12,706            12,812
                 Printing, postage and supplies                    3,595             3,187
                 Deposit insurance                                 4,264             4,144
                 Other costs of operations                        22,702            19,241
                 --------------------------------------------------------------------------
                     Total other expense                          89,494            79,215
                 --------------------------------------------------------------------------
                 Income before income taxes                       46,915            47,293
                 Income taxes                                     19,747            19,665
                 --------------------------------------------------------------------------
                 Net income                                   $   27,168            27,628
- -------------------------------------------------------------------------------------------
                 Net income per common share
                   Primary                                         $3.85              3.77
                   Fully diluted                                    3.68              3.64

                 Cash dividends per common share                     .60               .50

                 Average common shares outstanding
                   Primary                                         6,820             7,083
                   Fully diluted                                   7,384             7,590



- ----------------------------------------------------------------------------------------------------------------
                      FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ----------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

                                                                                    Three months ended March 31
Dollars in thousands                                                                   1995             1994
- ----------------------------------------------------------------------------------------------------------------
Cash flows from             Net income                                            $    27,168            27,628
operating activities        Adjustments to reconcile net income to net cash
                              provided by operating activities
                                Provision for possible credit losses                    8,500            19,862
                                Depreciation and amortization of premises
                                  and equipment                                         4,762             4,291
                                Provision for deferred income taxes                    (5,026)          (10,465)
                                Asset write-downs                                       2,355             1,269
                                Net gain on sales of assets                              (195)           (2,097)
                                Net change in accrued interest receivable, payable      3,303             2,056
                                Net change in other accrued income and expense         49,293             6,470
                                Net change in loans held for sale                     (40,030)          118,785
                                Net change in trading account assets                  (31,286)           (1,405)
                            ------------------------------------------------------------------------------------
                                Net cash provided by operating activities              18,844           166,394
- ----------------------------------------------------------------------------------------------------------------
Cash flows from             Proceeds from maturities of investment securities
investing activities          Available for sale                                       79,797           251,637
                              Held to maturity                                          9,327             5,099
                            Purchases of investment securities
                              Available for sale                                     (202,651)               (2)
                              Held to maturity                                       (109,144)          (11,183)
                              Other                                                    (2,641)           (5,190)
                            Net (increase) decrease in interest-bearing
                              deposits at banks                                       (70,301)           54,899
                            Net increase in loans and leases                         (276,645)         (102,748)
                            Capital expenditures, net                                  (2,720)           (3,005)
                            Acquisitions, net of cash acquired                        (18,691)                -
                            Other, net                                                 (1,619)             (432)
                            ------------------------------------------------------------------------------------
                              Net cash provided (used) by investing activities       (595,288)          189,075
- ----------------------------------------------------------------------------------------------------------------
Cash flows from             Net increase (decrease) in deposits                       800,396           (24,092)
financing activities        Net increase (decrease) in short-term borrowings         (154,190)           58,088
                            Payments on long-term borrowings                              (28)              (25)
                            Purchases of treasury stock                               (12,003)           (6,347)
                            Dividends paid - common                                    (3,951)           (3,431)
                            Dividends paid - preferred                                   (900)             (900)
                            Other, net                                                    978            (1,043)
                            ------------------------------------------------------------------------------------
                              Net cash provided by financing activities               630,302            22,250
                            ------------------------------------------------------------------------------------
                            Net increase in cash and cash equivalents             $    53,858           377,719
                            Cash and cash equivalents at beginning of period          380,861           525,221
                            Cash and cash equivalents at end of period            $   434,719           902,940
- ----------------------------------------------------------------------------------------------------------------
Supplemental                Interest received during the period                   $   203,963           180,861
disclosure of cash          Interest paid during the period                            79,061            59,234
flow information            Income taxes paid (received) during the period            (18,345)           13,544
- ----------------------------------------------------------------------------------------------------------------
Supplemental schedule
of noncash investing
and financing activities    Real estate acquired in settlement of loans           $     1,329             2,774
- ---------------------------------------------------------------------------------------------------------------




- ------------------------------------------------------------------------------------------------------------------------------
                             FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------------


 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

 -----------------------------------------------------------------------------------------------------------------------------
                                                                                      Unrealized
                                                                                      investment
                                         Preferred   Common                Undivided  gains (losses)  Treasury
 Dollars in thousands, except per share   stock       stock     Surplus    profits        net         stock          Total
 -----------------------------------------------------------------------------------------------------------------------------
 1994
 Balance - January 1, 1994               $40,000     40,487     97,787     595,322         9,148       (58,750)      $723,994
 Net income                                    -          -          -      27,628             -             -         27,628
 Preferred stock cash dividends                -          -          -        (900)            -             -           (900)
 Common stock cash dividends -
   $.50 per share                              -          -          -      (3,431)            -             -         (3,431)
 Exercise of stock options                     -          -         23           -             -            99            122
 Purchases of treasury stock                   -          -          -           -             -        (6,347)        (6,347)
 Unrealized losses on investment
   securities available for sale, net          -          -          -           -       (16,091)            -        (16,091)
 -----------------------------------------------------------------------------------------------------------------------------
 Balance - March 31, 1994                $40,000     40,487     97,810     618,619        (6,943)      (64,998)      $724,975
 -----------------------------------------------------------------------------------------------------------------------------
 1995
 Balance - January 1, 1995               $40,000     40,487     98,014     694,274       (50,555)     (101,224)      $720,996
 Net income                                    -          -          -      27,168             -             -         27,168
 Preferred stock cash dividends                -          -          -        (900)            -             -           (900)
 Common stock cash dividends -
   $.60 per share                              -          -          -      (3,951)            -             -         (3,951)
 Exercise of stock options                     -          -        334           -             -           963          1,297
 Purchases of treasury stock                   -          -          -           -             -       (13,159)       (13,159)
 Unrealized gains on investment
   securities available for sale, net          -          -          -           -        19,139             -         19,139
 -----------------------------------------------------------------------------------------------------------------------------
 Balance - March 31, 1995                $40,000     40,487     98,348     716,591       (31,416)     (113,420)      $750,590
 -----------------------------------------------------------------------------------------------------------------------------






 CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (unaudited)



- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Three months ended March 31
 Dollars in thousands                                                                                  1995           1994
 ------------------------------------------------------------------------------------------------------------------------------
 Beginning balance                                                                                    $243,332        195,878
 Provision for possible credit losses                                                                    8,500         19,862
 Net charge-offs
   Charge-offs                                                                                          (5,441)        (9,147)
   Recoveries                                                                                            2,350          6,448
 -----------------------------------------------------------------------------------------------------------------------------
     Total net charge-offs                                                                              (3,091)        (2,699)
 -----------------------------------------------------------------------------------------------------------------------------
 Ending balance                                                                                       $248,741        213,041
 -----------------------------------------------------------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS

1.  Significant accounting policies


The consolidated financial statements of First Empire State Corporation and subsidiaries ("the Company") were compiled in accordance with the accounting policies set forth on pages 36 and 37 of the Company's 1994 Annual Report. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" in the first quarter of 1995. Adoption of SFAS No. 114 had no impact on the Company's results of operations. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2.  Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

                                March 31, 1995         December 31, 1994
                           -----------------------   ---------------------
                                         Estimated               Estimated
                            Amortized       fair      Amortized      fair
In thousands                  cost         value        cost        value
                            ---------    ---------    ---------  ---------

Investment securities
  available for sale:
U.S. Treasury and federal
  agencies                 $  182,270      182,162        5,775       5,762
Mortgage-backed securities
  Government issued
   or guaranteed              834,307      804,265      869,031     822,533
  Other                       686,467      660,827      706,909     665,209
Other debt securities           4,862        4,896        6,537       6,557
Equity securities              14,084       14,814       14,664      14,334
                            ---------    ---------    ---------   ---------
                            1,721,990    1,666,964    1,602,916   1,514,395
                            ---------    ---------    ---------   ---------

Investment securities
  held to maturity:
U.S. Treasury and
  federal agencies            270,279      266,782      171,112     164,602
Obligations of states and
  political subdivisions       56,397       56,630       55,787      55,872
Other debt securities             752          747          752         691
                            ---------    ---------    ---------   ---------
                              327,428      324,159      227,651     221,165
                            ---------    ---------    ---------   ---------

Other securities               50,802       50,802       48,994      48,994
                            ---------    ---------    ---------   ---------

Total                      $2,100,220    2,041,925    1,879,561   1,784,554
                            =========    =========    =========   =========


3.  Interest rate swap agreements

At March 31, 1995, the Company had outstanding currently effective interest rate swap agreements entered into for interest rate risk management purposes with a notional amount of approximately $2.6 billion. The swaps modify the repricing characteristics of certain portions of the loan and deposit portfolios. The net effect of interest rate swaps was to decrease net interest income by $449 thousand during the three months ended March 31, 1995 and to increase net interest income by $6.6 million during the three months ended March 31, 1994. The Company estimates that as of March 31, 1995, it would have had to pay approximately $51 million to terminate all interest rate swap agreements. Since these swaps have been entered into for interest rate risk management purposes, the estimated amount noted above should be considered in the context of the entire balance sheet of the Company. The estimated market value of interest rate swaps entered into for interest rate risk management purposes is not recognized in the consolidated financial statements.

4.  Acquisition

On March 6, 1995, the Company's mortgage banking subsidiary, M&T Mortgage Corporation, acquired Statewide Funding Corporation ("Statewide"), a privately-owned mortgage banking company based near Albany, New York. As of the acquisition date, Statewide serviced residential mortgage loans owned by other investors having an outstanding principal balance of approximately $1.0 billion. The acquisition has been accounted for as a purchase transaction and, accordingly, the operating results of Statewide have been included in the Company's results of operations since the acquisition date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

Net income for First Empire State Corporation ("First Empire") was $27.2 million or $3.85 per common share in the first quarter of 1995, compared with $27.6 million or $3.77 per common share in the first quarter of 1994. The improvement in earnings per share reflects the decrease in average common shares outstanding in the recent quarter compared with a year earlier. The decrease in shares outstanding resulted from the repurchase of shares of First Empire's common stock pursuant to a plan announced in December 1993. Shares repurchased under the plan totaled 382,900 at March 31, 1995 and 46,200 at March 31, 1994. Net income was $31.9 million or $4.53 per common share in the fourth quarter of 1994, including the after-tax benefit of $2.4 million resulting from the transfer of appreciated investment securities to The M&T Charitable Foundation, a private, tax-exempt charitable foundation affiliated with First Empire. The rate of return on average assets for First Empire and its consolidated subsidiaries ("the Company") in the first quarter of 1995 was 1.03%, down from 1.11% in the year-earlier quarter and 1.24% in 1994's last quarter. The return on average common stockholders' equity was 15.29% in the initial quarter of 1995, compared with 15.68% and 17.97% in the first and fourth quarters of 1994, respectively.

As previously reported, on December 1, 1994 First Empire acquired Ithaca Bancorp, Inc. ("Ithaca Bancorp"), Ithaca, New York and simultaneously merged Ithaca Bancorp's savings bank subsidiary, Citizens Savings Bank, F.S.B., into First Empire's commercial bank subsidiary, Manufacturers and Traders Trust Company ("M&T Bank"). As of December 1, 1994, assets acquired totaled $470 million, including $369 million of loans, and liabilities assumed totaled $425 million, including $330 million of deposits. On December 10, 1994, M&T Bank purchased, in another cash transaction, approximately $146 million of deposits from Chemical Bank, along with seven branch offices in the Hudson Valley region of New York State.

On March 6, 1995, M&T Mortgage Corporation, the mortgage banking subsidiary of M&T Bank, acquired Statewide Funding Corporation ("Statewide"), a privately-held mortgage banking company based near Albany, New York. Statewide had a mortgage servicing portfolio of approximately $1.0 billion at the acquisition date and originated more than $400 million of mortgage loans in 1994. In the first quarter of 1995, M&T Mortgage Corporation continued to expand its network of out-of-state mortgage origination offices, opening offices in Portland, Oregon, Seattle, Washington and Salt Lake City, Utah.

The acquisitions noted in the two preceding paragraphs have been accounted for as purchase transactions and, accordingly, the operating results of the acquired entities have been included in the consolidated results of operations of the Company since the respective acquisition dates.

On February 9, 1995, M&T Bank entered into a definitive agreement to acquire four branch offices and approximately $90 million in deposits from The Chase Manhattan Bank, N.A. Two of the branch offices are located in Dutchess County, one in Ulster County and one in Niagara County, New York. Consummation of the transaction is subject to a number of conditions, including regulatory approvals, but is anticipated to be completed in the second half of 1995.

The Company's first quarter results of operations included three unusual expense items. First, the Statewide acquisition resulted in the recognition of $1.3 million in costs of integrating and conforming the acquired operations with M&T Mortgage Corporation. Secondly, First Empire's $2.3 million investment in nonmarketable securities of Nationar, a bank that provided services to financial institutions, was written off to expense during the first quarter of 1995. The Nationar investment was obtained through the acquisition of Ithaca Bancorp in 1994 and the 1987 merger with The East New York Savings Bank ("East New York"). The write-off was in response to the seizure of Nationar by banking regulators in February. Thirdly, First Empire's common stock experienced unusually strong appreciation during the first quarter of 1995, increasing 26% in market value per share from 1994's year-end. This resulted in $3.0 million of expense associated with outstanding stock appreciation rights, whose expense recognition fluctuates with the underlying market value of First Empire's common stock. Together, the after-tax effect of these three unusual expenses depressed net income by $3.8 million or $.56 per common share.

Taxable-equivalent Net Interest Income

The Company's taxable-equivalent net interest income was $119.7 million and $118.9 million in the first quarter of 1995 and 1994, respectively, and $118.3 million in the final quarter of 1994. Net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, was 4.70% in the recent quarter, down from 4.99% in the initial quarter of 1994 and 4.75% in 1994's final quarter. Increased demand for loans and the December 1994 acquisition of Ithaca Bancorp resulted in a $1.1 billion increase in average loans from the first quarter of 1994. Growth in average loans was partially offset by declines in holdings of investment securities and money-market assets resulting in a $665 million increase in average earning assets to $10.3 billion in the first quarter of 1995 from $9.7 billion in the first quarter of 1994. Average earning assets were $9.9 billion in the fourth quarter of 1994. The greater proportion of loans, which generally yield more than investment securities and money-market assets, in the portfolio of earning assets and rising interest rates in general resulted in an overall yield on average earning assets of 8.49% in 1995's initial quarter, up 101 basis points (hundredths of one percent) from the first quarter of 1994 and 39 basis points from the final quarter of 1994. However, higher interest rates also resulted in an increase in the cost of interest-bearing liabilities to 4.43% during the first three months of 1995, up 151 basis points from the corresponding quarter in 1994 and 48 basis points from the final quarter of 1994. As a result, the Company's net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, narrowed to 4.06% in the recent quarter from 4.56% and 4.15% in the first and fourth quarters of 1994, respectively.

While narrowing the net interest spread, rising interest rates also had the effect of increasing the contribution to net interest margin of interest-free funds, which rose to .64% in the first quarter of 1995 from .43% in the comparable quarter of 1994 and .60% in 1994's final quarter. The improvement in the first quarter of 1995 from a year earlier resulted from the 151 basis point increase in the rate paid on interest-bearing liabilities used to value these funds and a 5% increase in average interest-free funds. Average interest-free funds, consisting primarily of noninterest-bearing demand deposits and stockholders' equity, totaled $1.5 billion in the first quarter of 1995, up from $1.4 billion a year earlier, and essentially unchanged from the fourth quarter of 1994.

As a financial intermediary, the Company's earnings are sensitive to the effects of changing interest rates. Management assesses this interest rate risk by the variability of projected net interest income under a number of interest rate scenarios. The projections consider statistically derived interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities.

As part of its interest rate risk management, the Company has entered into several interest rate swap agreements. The swaps modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, rates paid on interest-bearing deposits. The aggregate notional amount of interest rate swap agreements used as part of the Company's interest rate risk management program in effect at March 31, 1995 and 1994 was $2.6 billion and $1.2 billion, respectively. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at a fixed rate of interest and makes payments at a variable rate. At March 31, 1995 the weighted average rates to be received and paid under interest rate swap agreements were each 6.18%. The effect of interest rate swaps on the Company's net interest income and margin as well as average notional amounts are presented in the accompanying table.


INTEREST RATE SWAPS
Dollars in thousands

                                         Three months ended March 31
                             -----------------------------------------------
                                      1995                      1994
                             -----------------------    --------------------
                              Amount         Rate(1)     Amount       Rate(1)
                             --------       -----       --------     -----

Increase (decrease) in:
  Interest income             $(1,525)      (.06)%      $ 4,705         .20%
  Interest expense             (1,076)      (.05)        (1,936)       (.10)
                               ------                    ------
  Net interest
    income/margin             $  (449)      (.02)%      $ 6,641         .28%
                                =====        ===         ======         ===
Average notional
  amount (2)               $2,536,134                $1,210,451
                            =========                 =========

(1) Computed as an annualized percentage of interest-earning assets or interest-bearing liabilities
(2) Excludes forward-starting interest rate swaps


The Company estimates that as of March 31, 1995 it would have had to pay approximately $51.0 million to terminate all interest rate swap agreements entered into for interest rate risk management purposes. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not reflected in the consolidated financial statements.

Stronger loan demand resulting in part from improved economic conditions and the December 1994 acquisition of $369 million of loans of Ithaca Bancorp increased average loans and leases, net of unearned discount, to $8.3 billion in the first quarter of 1995 from $7.2 billion in the first quarter of 1994 and $7.8 billion in the final quarter of 1994. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions
                                                     Percent increase
                                                     (decrease) from
                                     1st Qtr.      1st Qtr.    4th Qtr.
                                       1995          1994        1994
                                     --------      --------    --------

Commercial, financial, etc.           $1,671         13 %         8 %
Real estate - commercial               3,402         12           4
Real estate - consumer                 1,646         16          10
Consumer                               1,592         27           6
                                       -----         --          --
      Total                           $8,311         16 %         6 %
                                       =====         ==          ==


Average investment securities totaled $1.9 billion in the initial quarter of 1995, down from $2.3 billion in the first quarter of 1994, but essentially unchanged from the final quarter of 1994. The decline from a year ago reflected management's decision to accommodate the 1994 acquisitions and the growth in loans, which generally yield more than investment securities, without unduly affecting tangible capital ratios.

The Company's New York State branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits represent a significant source of funding to the Company and include noninterest-bearing demand deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000. Including the core deposits obtained in the December 1994 acquisitions, average core deposits increased to $7.2 billion in 1995's initial quarter, up from $6.8 billion in the year earlier quarter and $6.9 billion in the fourth quarter of 1994. Increases in interest rates paid on deposits in response to higher money-market rates have served to mitigate the tendency of depositors in recent years to seek potentially higher returns by redeploying deposits, primarily time deposits, out of the banking system into alternative investment vehicles, such as mutual funds, and also contributed to a shift into time deposits from more liquid deposit accounts. The accompanying table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS
Dollars in millions
                                                     Percent increase
                                                     (decrease) from
                                     1st Qtr.      1st Qtr.    4th Qtr.
                                       1995          1994        1994
                                     --------      --------    --------

NOW accounts                          $  734         (4)%         - %
Savings deposits                       3,040        (11)         (2)
Time deposits under $100,000           2,421         45          21
Demand deposits                        1,038          4           -
                                       -----         --          --
    Total                             $7,233          6 %         5 %
                                       =====         ==          ==

To reduce short-term borrowings and lengthen the average maturity of interest-bearing liabilities, the Company began accepting brokered retail certificate of deposits in the fourth quarter of 1994 under a program to solicit up to approximately $900 million of deposits. Brokered deposits averaged $775 million during the first quarter of 1995 and totaled $888 million at March 31, 1995, compared with an average balance of $179 million during the fourth quarter of 1994 and a total balance of $456 million at December 31, 1994. The weighted average remaining term to maturity of brokered deposits at March 31, 1995 was 2.3 years.

In addition to deposits, the Company uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York ("FHLB") and others. The brokered deposit program and decreased holdings of investment securities and money-market assets allowed the Company to reduce short-term borrowings to an average of $1.1 billion in the recent quarter from $1.9 billion and $1.6 billion in the first and fourth quarters of 1994, respectively.

Maturities of money-market assets, repayments of loans and investment securities, and cash generated from operations provide the Company with other sources of liquidity. Through membership in the FHLB, as well as other available borrowing facilities, First Empire's banking subsidiaries have access to funding aggregating several times anticipated needs. First Empire's ability to pay dividends, repurchase treasury stock and fund operating expenses is primarily dependent on the receipt of dividend payments from its banking subsidiaries, which are subject to various regulatory limitations. First Empire also maintains a line of credit with an unaffiliated commercial bank. Management does not anticipate engaging in any activity, either currently or in the long-term, which would cause a significant strain on liquidity at either First Empire or its subsidiary banks. Furthermore, management believes that available sources of liquidity are more than adequate to meet anticipated funding needs.


Provision for Possible Credit Losses

The purpose of the provision is to replenish or build the Company's allowance for possible credit losses to a level necessary to maintain an adequate reserve position. In assessing the adequacy of the allowance for possible credit losses, management performs an ongoing evaluation of the loan portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Based upon the results of such review, management believes that the allowance for possible credit losses at March 31, 1995 was adequate to absorb credit losses from existing loans, leases and credit commitments.

Improved economic conditions in market areas served by the Company and lower nonperforming loans contributed to a reduction in the provision for possible credit losses to $8.5 million in the first quarter of 1995 from $19.9 million in the year earlier quarter. The provision for possible credit losses was $12.9 million in the fourth quarter of 1994. Net loan charge-offs in the first three months of 1995 totaled $3.1 million, up from $2.7 million in 1994's first quarter, but down from $7.4 million in last year's fourth quarter. Net charge-offs as an annualized percentage of average loans and leases were .15% in the first quarters of 1995 and 1994, and .37% in the fourth quarter of 1994.

Nonperforming loans were $79.8 million or .93% of total loans and leases outstanding at March 31, 1995, down from $86.8 million or 1.20% at March 31, 1994 and little changed from $77.5 million or .94% at December 31, 1994. Nonperforming loans secured by commercial real estate properties totaled $47.7 million at March 31, 1995, $56.2 million at March 31, 1994 and $47.5 million at December 31, 1994. Included in these totals were loans secured by properties located in the New York City metropolitan area of $26.3 million at March 31, 1995, $37.3 million at March 31, 1994 and $27.1 million at December 31, 1994. Assets taken in foreclosure of defaulted loans were $8.8 million at March 31, 1995, $10.1 million at December 31, 1994 and $11.9 million at March 31, 1994.

The allowance for possible credit losses was $248.7 million, or 2.91% of total loans and leases at March 31, 1995, compared with $213.0 million or 2.94% a year earlier and $243.3 million or 2.96% at December 31, 1994. The ratio of the allowance for possible credit losses to nonperforming loans was 312% at the most recent quarter-end, up from 245% at March 31, 1994 and little changed from 314% at December 31, 1994.

A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.



NONPERFORMING ASSETS
Dollars in thousands

                                  1995                       1994 Quarters

                             First Quarter     Fourth       Third      Second      First
                             -------------     ------       -----      ------      -----

Nonaccrual loans                 $64,941       62,787      72,355      68,881     74,951
Loans past due
  90 days or more                 12,275       11,754       9,663      11,444     11,890
Renegotiated loans                 2,600        2,994           -          -           -
                                  ------       ------      ------      ------     ------
Total nonperforming loans         79,816       77,535      82,018      80,325     86,841
                                  ------       ------      ------      ------     ------
Other real estate owned            8,824       10,065      11,281      12,418     11,916
                                  ------       ------      ------      ------     ------
Total nonperforming assets       $88,640       87,600      93,299      92,743     98,757
                                  ======       ======      ======      ======     ======

Nonperforming loans
  to total loans and leases,
  net of unearned discount           .93%         .94%       1.08%       1.09%      1.20%
Nonperforming assets
  to total net loans and
  other real estate owned           1.03%        1.06%       1.23%       1.25%      1.36%
                                    ====         ====        ====        ====       ====


Other Income

Other income totaled $26.4 million in the first quarter of 1995, compared with $28.4 million in the year-earlier quarter and $38.7 million in the fourth quarter of 1994 when $10.4 million of nontaxable income was recognized for the transfer of appreciated investment securities to The M&T Charitable Foundation.

Reflecting the effect of deposits from the December 1994 acquisitions, service charges on deposit accounts totaled $9.2 million in the first quarter of 1995, an increase of 4% from $8.9 million in the corresponding quarter of the previous year and up 8% from $8.5 million in the fourth quarter of 1994. Trust income of $5.7 million in the first quarter of 1995 was up from $5.4 million in last year's first quarter, but down from $6.3 million in the fourth quarter of 1994 with the decline due, in part, to lower revenues from securities clearing activities. Merchant discount and credit card fees were $2.3 million in the recent quarter, compared with $1.9 million and $2.5 million in the first and fourth quarters of 1994, respectively. Trading account gains totaled $693 thousand in the first quarter of 1995, compared with a loss of $208 thousand in the corresponding quarter of 1994 and a gain of $224 thousand in the fourth quarter of 1994.

Other revenue from operations totaled $8.5 million in the first quarter of 1995, down from $12.4 million and $21.2 million in the first and fourth quarters of 1994, respectively. During the first quarter of 1994, the Company realized $1.4 million of gains from the sale of residential mortgage loan participations acquired in 1992 from the Federal Deposit Insurance

Corporation ("FDIC") and $2.1 million of revenues for asset management services provided to the FDIC. The decrease from the fourth quarter of 1994 was primarily due to $10.4 million of nontaxable income recognized in that quarter related to the transfer of appreciated investment securities to The M&T Charitable Foundation. Tighter pricing margins on residential mortgage loan originations resulted in losses on loans originated for sale to other investors of $1.5 million in the first quarter of 1995 compared with $.5 million in the first quarter of 1994. A gain of $126 thousand was recognized in the fourth quarter of 1994 on mortgage loans originated for sale to others.

Other Expense

Other expense totaled $89.5 million in the first quarter of 1995, compared with $79.2 million in the first quarter of 1994 and $95.0 million in the fourth quarter of 1994. Excluding the previously noted expenses of $6.6 million related to the acquisition of Statewide, the write-off of investment securities issued by Nationar and increased stock appreciation rights expense, other expense totaled $82.9 million in this year's first quarter, an increase of $3.7 million from 1994's initial quarter. That $3.7 million increase was primarily the result of expenses associated with the operations of the recently completed acquisitions. In the fourth quarter of 1994, $13.8 million of charitable contribution expense arising from the transfer of investment securities to The M&T Charitable Foundation was incurred.

For the first quarter of 1995, salaries and employee benefits expense was $46.2 million, increases of $6.4 million and $7.2 million from the first and fourth quarters of 1994, respectively. Personnel costs resulting from the completed acquisitions, merit salary increases and the higher expenses associated with stock appreciation rights granted in 1990 and 1991 were largely responsible for the higher expense in 1995.

Nonpersonnel expenses of $43.3 million for the first quarter of 1995 were $3.9 million higher than in the first quarter of 1994. Expenses for the write-off of $2.3 million of nonmarketable securities of Nationar and $1.3 million of costs to integrate Statewide into and conform its operations with M&T Mortgage Corporation were recognized during the first quarter of the current year. Nonpersonnel expenses were $12.8 million lower in the first quarter of 1995 than in the fourth quarter of 1994 when the aforementioned $13.8 million of charitable contributions expense was incurred.

Capital

Common stockholders' equity totaled $710.6 million at March 31, 1995, up from $685.0 million a year earlier and $681.0 million at December 31, 1994. On a per share basis, common stockholders' equity was $108.64 at March 31, 1995, an increase of 8% from $100.19 at March 31, 1994 and 5% from $103.02 at December 31, 1994. Total stockholders' equity at March 31, 1995 was $750.6 million or 6.66% of total assets, compared with $725.0 million or 6.96% of total assets a year earlier and $721.0 million or 6.85% of total assets at December 31, 1994.

Stockholders' equity at March 31, 1995 was reduced by $31.4 million, or $4.80 per common share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale, compared with $6.9 million or $1.02 per common share at March 31, 1994 and $50.6 million or $7.65 per common share at December 31, 1994. The market valuation of investment securities and other assets and liabilities should be considered in the context of the entire balance sheet of the Company. In general, with the exception of investment securities classified as available for sale, trading account assets and mortgage loans held for sale by M&T Mortgage Corporation, the carrying values of financial instruments in the balance sheet are not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. The capital ratios of the Company and its banking subsidiaries, M&T Bank and East New York, as of March 31, 1995 are presented in the accompanying table.


REGULATORY CAPITAL RATIOS
March 31, 1995

                   First Empire            M&T
                  (Consolidated)           Bank            East New York
                  --------------        ----------         -------------

Core capital          8.53%                8.35%               8.95%
Total capital        10.65%               10.64%              10.22%
Leverage              7.02%                6.74%               7.52%


First Empire has historically maintained capital ratios well in excess of minimum regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders' equity, was 12.29% during the first quarter of 1995, compared with 12.92% and 14.80% in the first and fourth quarters of 1994, respectively.

In December 1993, First Empire announced a plan to repurchase and hold as treasury stock up to 506,930 shares of common stock for reissuance upon the possible future conversion of its 9% convertible preferred stock. As of March 31, 1995, First Empire had repurchased 382,900 shares pursuant to such plan at an average cost of $149.19.


- ------------------------------------------------------------------------------------
             FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ------------------------------------------------------------------------------------


FINANCIAL HIGHLIGHTS
                                                Three months ended
                                                     March 31

Amounts in thousands, except per share          1995           1994         Change
- ------------------------------------------------------------------------------------
For the period
- ------------------------------------------------------------------------------------
      Net income                                $27,168         27,628       -   2 %
      Per common share
        Net income
          Primary                                 $3.85           3.77       +   2
          Fully diluted                            3.68           3.64       +   1
        Cash dividends                              .60            .50       +  20
      Average common shares outstanding
        Primary                                   6,820          7,083       -   4
        Fully diluted                             7,384          7,590       -   3
      Annualized return on
        Average total assets                       1.03 %         1.11 %
        Average common stockholders' equity       15.29 %        15.68 %
      Market price per common share
        Closing                                 $171.00         139.25       +  23
        High                                     171.00         144.00
        Low                                      136.50         135.00
- ------------------------------------------------------------------------------------
At March 31
- ------------------------------------------------------------------------------------
      Loans and leases,
        net of unearned discount           $  8,559,185      7,239,869       +  18 %
      Total assets                           11,276,959     10,411,622       +   8
      Total deposits                          9,044,098      7,329,084       +  23
      Total stockholders' equity                750,590        724,975       +   4
      Stockholders' equity per common share     $108.64         100.19       +   8
- ------------------------------------------------------------------------------------


- -----------------------------------------------------------------------------------------------------------------------------------
                                                  FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------------------------------------------------


AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

                                                                1995 First quarter                        1994 Fourth quarter
                                                        Average                   Average         Average                   Average
Average balance in millions; interest in thousands      balance      Interest      rate           balance      Interest      rate
- -----------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                        $   1,671    $  35,772        8.68 %          1,551       32,609        8.34 %
  Real estate                                            5,048      112,059        8.88            4,757      103,982        8.74
  Consumer                                               1,592       37,788        9.62            1,497       34,881        9.25
- -----------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                          8,311      185,619        9.06            7,805      171,472        8.72
- -----------------------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                        67        1,294        7.82               11          138        4.85
  Federal funds sold and agreements
    to resell securities                                    14          200        5.75              124        1,674        5.35
  Trading account                                           13          193        5.94                6           86        5.62
- -----------------------------------------------------------------------------------------------------------------------------------
    Total money-market assets                               94        1,687        7.25              141        1,898        5.32
- -----------------------------------------------------------------------------------------------------------------------------------
Investment securities
  U.S. Treasury and federal agencies                     1,100       15,671        5.78            1,075       14,841        5.48
  Obligations of states and political subdivisions          56          948        6.86               53          841        6.24
  Other                                                    769       12,325        6.50              795       12,491        6.24
- -----------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                          1,925       28,944        6.10            1,923       28,173        5.81
- -----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                                10,330      216,250        8.49            9,869      201,543        8.10
- -----------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                      (247)                                     (240)
Cash and due from banks                                    313                                       314
Other assets                                               285                                       257
- -----------------------------------------------------------------------------------------------------------------------------------
    Total assets                                     $  10,681                                    10,200
- -----------------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                       $     734        2,765        1.53              734        2,786        1.51
  Savings deposits                                       3,040       22,312        2.98            3,105       21,936        2.80
  Time deposits                                          3,702       51,573        5.65            2,606       33,216        5.06
  Deposits at foreign office                               184        2,336        5.14              221        2,539        4.55
- -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                      7,660       78,986        4.18            6,666       60,477        3.60
- -----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                    1,076       15,663        5.90            1,609       21,135        5.21
Long-term borrowings                                        96        1,930        8.13               83        1,675        8.06
- -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                   8,832       96,579        4.43            8,358       83,287        3.95
- -----------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                          1,038                                     1,037
Other liabilities                                           74                                        81
- -----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                    9,944                                     9,476
- -----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                       737                                       724
- -----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity       $  10,681                                    10,200
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                4.06                                      4.15
Contribution of interest-free funds                                                 .64                                       .60
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                      $ 119,671        4.70 %                     118,256        4.75 %
- -----------------------------------------------------------------------------------------------------------------------------------

*Includes nonaccrual loans



      18(continued)-19



- -----------------------------------------------------------------------------------------------------------------------------------
                                                  FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------------------------------------------------


AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

                                                                1994 Third quarter                        1994 Second quarter
                                                        Average                   Average         Average                   Average
Average balance in millions; interest in thousands      balance      Interest      rate           balance      Interest      rate
- -----------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                        $   1,457    $  29,797        8.11 %          1,463       27,993        7.68 %
  Real estate                                            4,562       98,574        8.64            4,471       95,067        8.50
  Consumer                                               1,423       33,281        9.28            1,332       30,071        9.06
- -----------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                          7,442      161,652        8.62            7,266      153,131        8.45
- -----------------------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                       158        1,863        4.68                5           57        4.38
  Federal funds sold and agreements
    to resell securities                                    20          244        4.86              138        1,390        4.03
  Trading account                                            8          110        5.34                9          126        5.65
- -----------------------------------------------------------------------------------------------------------------------------------
    Total money-market assets                              186        2,217        4.73              152        1,573        4.14
- -----------------------------------------------------------------------------------------------------------------------------------
Investment securities
  U.S. Treasury and federal agencies                     1,116       13,954        4.96            1,186       13,217        4.47
  Obligations of states and political subdivisions          53          760        5.69               54          740        5.49
  Other                                                    823       11,972        5.77              857       12,510        5.86
- -----------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                          1,992       26,686        5.32            2,097       26,467        5.06
- -----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                                 9,620      190,555        7.86            9,515      181,171        7.64
- -----------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                      (230)                                     (219)
Cash and due from banks                                    298                                       309
Other assets                                               271                                       281
- -----------------------------------------------------------------------------------------------------------------------------------
    Total assets                                     $   9,959                                     9,886
- -----------------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                       $     739        2,840        1.52              751        2,814        1.50
  Savings deposits                                       3,214       21,258        2.62            3,380       20,921        2.48
  Time deposits                                          2,119       24,307        4.55            1,993       20,797        4.18
  Deposits at foreign office                               159        1,610        4.01              104          817        3.14
- -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                      6,231       50,015        3.18            6,228       45,349        2.92
- -----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                    1,836       20,841        4.50            1,775       17,391        3.93
Long-term borrowings                                        76        1,537        8.07               76        1,537        8.16
- -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                   8,143       72,393        3.53            8,079       64,277        3.19
- -----------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                          1,019                                       992
Other liabilities                                           82                                        92
- -----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                    9,244                                     9,163
- -----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                       715                                       723
- -----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity       $   9,959                                     9,886
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                4.33                                      4.45
Contribution of interest-free funds                                                 .54                                       .48
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                      $ 118,162        4.87 %                     116,894        4.93 %
- -----------------------------------------------------------------------------------------------------------------------------------

*Includes nonaccrual loans





      19-continued



- -----------------------------------------------------------------------------------------------------------------------------------
                                                  FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------------------------------------------------



AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

                                                                 1994 First quarter
                                                        Average                   Average
Average balance in millions; interest in thousands      balance      Interest      rate
- ---------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                            $   1,475    $  26,080        7.17 %
  Real estate                                                4,457       93,058        8.35
  Consumer                                                   1,256       29,884        9.65
- ---------------------------------------------------------------------------------------------
    Total loans and leases, net                              7,188      149,022        8.41
- ---------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                            18          154        3.55
  Federal funds sold and agreements
    to resell securities                                       155        1,443        3.76
  Trading account                                               11          177        6.81
- ---------------------------------------------------------------------------------------------
    Total money-market assets                                  184        1,774        3.92
- ---------------------------------------------------------------------------------------------
Investment securities
  U.S. Treasury and federal agencies                         1,297       14,673        4.59
  Obligations of states and political subdivisions              52          731        5.66
  Other                                                        944       11,960        5.14
- ---------------------------------------------------------------------------------------------
    Total investment securities                              2,293       27,364        4.84
- ---------------------------------------------------------------------------------------------
    Total earning assets                                     9,665      178,160        7.48
- ---------------------------------------------------------------------------------------------
Allowance for possible credit losses                          (203)
Cash and due from banks                                        308
Other assets                                                   286
- ---------------------------------------------------------------------------------------------
    Total assets                                         $  10,056
- ---------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                           $     761        2,846        1.52
  Savings deposits                                           3,400       20,689        2.47
  Time deposits                                              1,992       18,747        3.82
  Deposits at foreign office                                   137          928        2.75
- ---------------------------------------------------------------------------------------------
    Total interest-bearing deposits                          6,290       43,210        2.79
- ---------------------------------------------------------------------------------------------
Short-term borrowings                                        1,872       14,501        3.14
Long-term borrowings                                            76        1,538        8.25
- ---------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                       8,238       59,249        2.92
- ---------------------------------------------------------------------------------------------
Demand deposits                                                997
Other liabilities                                               90
- ---------------------------------------------------------------------------------------------
    Total liabilities                                        9,325
- ---------------------------------------------------------------------------------------------
Stockholders' equity                                           731
- ---------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity          $  10,056
- ---------------------------------------------------------------------------------------------
Net interest spread                                                                    4.56
Contribution of interest-free funds                                                     .43
- ---------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                          $ 118,911        4.99 %
- ---------------------------------------------------------------------------------------------

*Includes nonaccrual loans


                   PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

   A number of lawsuits were pending against First Empire and its subsidiaries at March 31, 1995. In the opinion of management, the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated financial condition. Moreover, management believes that First Empire or its subsidiaries have substantial defenses in such litigation, but that there can be no assurance that the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated results of operations in the future.

Item 2. Changes in Securities.
    (Not applicable.)

Item 3. Defaults Upon Senior Securities.
    (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

   The 1995 Annual Meeting of Stockholders of First Empire was held on
April 18, 1995.  At the 1995 Annual Meeting, stockholders elected twenty-one
(21) directors, all of whom were then serving as directors of First Empire, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was elected at the 1995 Annual Meeting.

                                      Number of Votes
                                  ------------------------
    Nominee                          For         Withheld
- ----------------                  ---------      ---------

Brent D. Baird                    5,876,381        18,256
John H. Benisch                   5,876,380        18,257
C. Angela Bontempo                5,864,650        29,987
Robert T. Brady                   5,870,731        23,906
Patrick J. Callan                 5,876,380        18,257
David N. Campbell                 5,873,381        21,256
James A. Carrigg                  5,873,181        21,456
Barber B. Conable, Jr.            5,864,151        30,486
Richard E. Garman                 5,870,472        24,165
James V. Glynn                    5,873,030        21,607
Roy M. Goodman                    5,869,372        25,265
Patrick W.E. Hodgson              5,876,380        18,257
Samuel T. Hubbard, Jr.            5,870,557        24,080
Lambros J. Lambros                5,876,407        18,230
Wilfred J. Larson                 5,874,741        19,896
Jorge G. Pereira                  5,855,406        39,231
William C. Shanley, III           5,874,741        19,896
Raymond D. Stevens, Jr.           5,872,741        21,896
Richard D. Trent                  5,873,732        20,905
John L. Wehle, Jr.                5,870,805        23,832
Robert G. Wilmers                 5,856,265        38,372

     At the Annual Meeting, stockholders also approved amendments to the First Empire State Corporation 1983 Stock Option Plan (the "Stock Option Plan") (i) increasing from 1,500,000 to 2,000,000 the number of shares of First Empire common stock subject to the Stock Option Plan and (ii) establishing a maximum number of shares of common stock that may be covered by stock options and stock appreciation rights (including stock appreciation rights exercisable only for cash) granted to key employees of the Company under the Stock Option Plan during any fiscal year. The following table presents the tabulation of the votes with respect to the amendments to the Stock Option Plan.

                                     Number of Votes
                ------------------------------------------------------
                                                              Broker
                   For           Against        Abstain      Non-Votes
                ---------        -------        -------      ---------
                4,560,700        858,295         32,404        443,238

Item 5. Other Information.  (None.)

Item 6. Exhibits and Reports on Form 8-K.

   (a) The following exhibits are filed as a part of this report:

           Exhibit
             No.
           -------

             10 First Empire State Corporation 1983 Stock Option Plan as amended. Filed herewith.

             11 Statement re: Computation of Earnings Per Common Share. Filed herewith.

             27   Financial Data Schedule.  Filed herewith.

    (b) Reports on Form 8-K.

           On March 8, 1995, First Empire filed a Current Report on Form 8-K with the Securities and Exchange Commission dated March 6, 1995 reporting that M&T Mortgage Corporation ("M&T Mortgage"), the Company's mortgage banking subsidiary, had acquired Statewide Funding Corporation ("Statewide"), a privately-owned mortgage banking company based near Albany, New York, and that Statewide had been merged into M&T Mortgage.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRST EMPIRE STATE CORPORATION


Date: May 10, 1995            By: /s/ James L. Vardon
                                  ---------------------------

                                  James L. Vardon
                                  Executive Vice President
                                  and Chief Financial Officer

                              EXHIBIT INDEX



Exhibit
  No.
- -------

  10 First Empire State Corporation 1983 Stock Option Plan as amended. Filed herewith.

  11    Statement re: Computation of Earnings Per Common Share. Filed herewith.

  27    Financial Data Schedule.  Filed herewith.