Form 10-Q
period 1995-06-30
FIRST EMPIRE STATE CORP
filed 1995-08-11
CIK 36270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       or

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

Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on August 2, 1995: 6,481,105 shares.

                         FIRST EMPIRE STATE CORPORATION

                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 1995

Table of Contents of Information Required in Report                         Page
- ---------------------------------------------------                         ----

Part I.  Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheet -
          June 30, 1995 and December 31, 1994                                 3

          Consolidated Statement of Income -
          Three and six months ended
          June 30, 1995 and 1994                                              4

          Consolidated Statement of Cash Flows -
          Six months ended June 30, 1995 and 1994                             5

          Consolidated Statement of Changes in
          Stockholders' Equity - Six months ended
          June 30, 1995 and 1994                                              6

          Consolidated Summary of Changes in
          Allowance for Possible Credit Losses -
          Six months ended June 30, 1995 and 1994                             6

          Notes to Financial Statements                                       7

  Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                          9

Part II. Other Information                                                   21

Signatures                                                                   22

Exhibit Index                                                                23

Exhibit No. 11                                                               24

Exhibit No. 27                                                               25

                                                    PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

- ------------------------------------------------------------------------------------------------------------------------------------
                                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET

                                                                                                       June 30,
                                                                                                         1995           December 31,
Dollars in thousands, except per share                                                                (unaudited)           1994
- ------------------------------------------------------------------------------------------------------------------------------------
Assets                    Cash and due from banks                                                   $    308,079          377,781
                          Money-market assets
                            Interest-bearing deposits at banks                                           125,500              143
                            Federal funds sold and
                              agreements to resell securities                                                472            3,080
                            Trading account                                                               35,349            5,438
                          ----------------------------------------------------------------------------------------------------------
                              Total money-market assets                                                  161,321            8,661
                          ----------------------------------------------------------------------------------------------------------
                          Investment securities
                            Available for sale (cost: $1,801,468 at June 30, 1995;
                              $1,602,916 at December 31, 1994)                                         1,790,217        1,514,395
                            Held to maturity (market value: $319,506 at
                              June 30, 1995; $221,165 at December 31, 1994)                              317,656          227,651
                            Other (market value:  $50,802 at June 30, 1995;
                              $48,994 at December 31, 1994)                                               50,802           48,994
                          ----------------------------------------------------------------------------------------------------------
                              Total investment securities                                              2,158,675        1,791,040
                          ----------------------------------------------------------------------------------------------------------
                          Loans and leases                                                             9,166,641        8,447,117
                            Unearned discount                                                           (285,670)        (229,824)
                            Allowance for possible credit losses                                        (253,842)        (243,332)
                          ----------------------------------------------------------------------------------------------------------
                              Loans and leases, net                                                    8,627,129        7,973,961
                          ----------------------------------------------------------------------------------------------------------
                          Premises and equipment                                                         125,396          127,274
                          Accrued interest and other assets                                              249,020          249,927
                          ----------------------------------------------------------------------------------------------------------
                              Total assets                                                          $ 11,629,620       10,528,644
====================================================================================================================================

Liabilities               Noninterest-bearing deposits                                              $  1,181,989        1,087,102
                          NOW accounts                                                                   778,598          748,199
                          Savings deposits                                                             2,874,652        3,098,438
                          Time deposits                                                                3,955,635        3,106,723
                          Deposits at foreign office                                                      74,997          202,611
                          ----------------------------------------------------------------------------------------------------------
                              Total deposits                                                           8,865,871        8,243,073
                          ----------------------------------------------------------------------------------------------------------
                          Federal funds purchased and agreements
                            to repurchase securities                                                   1,516,707          695,665
                          Other short-term borrowings                                                    206,260          669,185
                          Accrued interest and other liabilities                                         150,617          103,538
                          Long-term borrowings                                                            96,207           96,187
                          ----------------------------------------------------------------------------------------------------------
                              Total liabilities                                                       10,835,662        9,807,648
- ------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity      Preferred stock, $1 par, 1,000,000 shares authorized,
                            40,000 shares issued, stated at aggregate
                            liquidation value                                                             40,000           40,000
                          Common stock, $5 par, 15,000,000 shares
                            authorized, 8,097,472 shares issued                                           40,487           40,487
                          Surplus                                                                         98,473           98,014
                          Undivided profits                                                              743,249          694,274
                          Unrealized investment losses, net                                               (6,440)         (50,555)
                          Treasury stock - common, at cost -
                            1,600,917 shares at June 30, 1995;
                            1,486,969 shares at December 31, 1994                                       (121,811)        (101,224)
                          ----------------------------------------------------------------------------------------------------------
                              Total stockholders' equity                                                 793,958          720,996
                          ----------------------------------------------------------------------------------------------------------
                              Total liabilities and stockholders' equity                            $ 11,629,620       10,528,644
====================================================================================================================================

- ------------------------------------------------------------------------------------------------------------------------------------
                                          FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME (unaudited)

                                                                           Three months ended                  Six months ended
                                                                                 June 30                           June 30
Amounts in thousands, except per share                                      1995          1994               1995          1994
- ------------------------------------------------------------------------------------------------------------------------------------
Interest income       Loans and leases, including fees                  $  195,963       152,586            380,979       301,069
                      Money-market assets
                        Deposits at banks                                    2,225            57              3,519           211
                        Federal funds sold and agreements
                          to resell securities                               2,227         1,390              2,427         2,833
                        Trading account                                        348            91                520           223
                      Investment securities
                        Fully taxable                                       29,692        25,472             57,269        51,714
                        Exempt from federal taxes                              738           574              1,565         1,290
                      --------------------------------------------------------------------------------------------------------------
                          Total interest income                            231,193       180,170            446,279       357,340
- ------------------------------------------------------------------------------------------------------------------------------------
Interest expense      NOW accounts                                           2,948         2,814              5,713         5,660
                      Savings deposits                                      21,920        20,921             44,232        41,610
                      Time deposits                                         60,008        20,797            111,581        39,544
                      Deposits at foreign office                             1,504           817              3,840         1,745
                      Short-term borrowings                                 23,787        17,391             39,450        31,892
                      Long-term borrowings                                   1,929         1,537              3,859         3,075
                      --------------------------------------------------------------------------------------------------------------
                          Total interest expense                           112,096        64,277            208,675       123,526
                      --------------------------------------------------------------------------------------------------------------
                      Net interest income                                  119,097       115,893            237,604       233,814
                      Provision for possible credit losses                   8,515        14,022             17,015        33,884
                      --------------------------------------------------------------------------------------------------------------
                      Net interest income after provision
                        for possible credit losses                         110,582       101,871            220,589       199,930
- ------------------------------------------------------------------------------------------------------------------------------------
Other income          Trust income                                           5,847         5,770             11,584        11,205
                      Service charges on deposit accounts                    9,574         8,785             18,793        17,678
                      Merchant discount and other credit card fees           2,415         2,197              4,688         4,093
                      Trading account gain (loss)                              359            93              1,052          (115)
                      Loss on sales of bank investment securities              (46)         --                  (46)         --
                      Other revenues from operations                        15,739        12,533             24,219        24,966
                      --------------------------------------------------------------------------------------------------------------
                          Total other income                                33,888        29,378             60,290        57,827
- ------------------------------------------------------------------------------------------------------------------------------------
Other expense         Salaries and employee benefits                        44,148        41,623             90,375        81,454
                      Equipment and net occupancy                           12,179        12,445             24,885        25,257
                      Printing, postage and supplies                         3,504         3,333              7,099         6,520
                      Deposit insurance                                      4,264         4,080              8,528         8,224
                      Other costs of operations                             26,174        20,534             48,876        39,775
                      --------------------------------------------------------------------------------------------------------------
                          Total other expense                               90,269        82,015            179,763       161,230
                      --------------------------------------------------------------------------------------------------------------
                      Income before income taxes                            54,201        49,234            101,116        96,527
                      Income taxes                                          22,747        20,553             42,494        40,218
                      --------------------------------------------------------------------------------------------------------------
                      Net income                                        $   31,454        28,681             58,622        56,309
====================================================================================================================================

                      Net income per common share
                        Primary                                              $4.51          3.96               8.36          7.73
                        Fully diluted                                         4.31          3.80               7.99          7.43

                      Cash dividends per common share                          .60           .50               1.20          1.00

                      Average common shares outstanding
                        Primary                                              6,768         7,014              6,794         7,048
                        Fully diluted                                        7,293         7,541              7,338         7,578

- ------------------------------------------------------------------------------------------------------------------------------------
                                  FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

                                                                                              Six months ended June 30
Dollars in thousands                                                                          1995               1994
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from             Net income                                                     $   58,622            56,309
operating activities        Adjustments to reconcile net income to net cash
                              provided by operating activities
                                Provision for possible credit losses                           17,015            33,884
                                Depreciation and amortization of premises
                                  and equipment                                                 9,524             8,943
                                Provision for deferred income taxes                            (7,452)          (15,617)
                                Asset write-downs                                               3,183             1,141
                                Net gain on sales of assets                                      (261)           (4,211)
                                Net change in accrued interest receivable, payable             (1,601)           (1,716)
                                Net change in other accrued income and expense                 53,580           (10,935)
                                Net change in loans held for sale                            (110,781)          135,795
                                Net change in trading account assets                          (29,911)            2,535
                            --------------------------------------------------------------------------------------------------------
                                Net cash provided (used) by operating activities               (8,082)          206,128
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from             Proceeds from sales of investment securities
investing activities          Available for sale                                               41,348              --
                            Proceeds from maturities of investment securities
                              Available for sale                                              130,128           392,191
                              Held to maturity                                                 27,824            18,198
                              Other                                                              --               3,052
                            Purchases of investment securities
                              Available for sale                                             (381,383)           (4,663)
                              Held to maturity                                               (117,905)          (16,500)
                              Other                                                            (2,641)          (12,741)
                            Net increase in interest-bearing
                              deposits at banks                                              (125,357)         (355,099)
                            Proceeds from sales of loans and leases                              --               7,601
                            Net increase in loans and leases                                 (530,123)         (287,687)
                            Capital expenditures, net                                          (5,918)           (2,116)
                            Acquisitions, net of cash acquired                                (18,691)             --
                            Other, net                                                            (59)            2,510
                            --------------------------------------------------------------------------------------------------------
                              Net cash used by investing activities                          (982,777)         (255,254)
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from             Net increase (decrease) in deposits                               621,366           (77,288)
financing activities        Net increase in short-term borrowings                             325,117            70,281
                            Payments on long-term borrowings                                      (56)              (51)
                            Purchases of treasury stock                                       (22,727)          (22,107)
                            Dividends paid - common                                            (7,847)           (6,805)
                            Dividends paid - preferred                                         (1,800)           (1,800)
                            Other, net                                                          4,496            (1,613)
                            --------------------------------------------------------------------------------------------------------
                              Net cash provided (used) by financing activities                918,549           (39,383)
                            --------------------------------------------------------------------------------------------------------
                            Net decrease in cash and cash equivalents                      $  (72,310)          (88,509)
                            Cash and cash equivalents at beginning of period                  380,861           525,221
                            Cash and cash equivalents at end of period                     $  308,551           436,712
====================================================================================================================================
Supplemental                Interest received during the period                            $  428,922           359,625
disclosure of cash          Interest paid during the period                                   184,091           125,539
flow information            Income taxes paid during the period                                20,873            69,501
====================================================================================================================================
Supplemental schedule
of noncash investing
and financing activities    Real estate acquired in settlement of loans                    $    3,392             6,763
====================================================================================================================================

- ------------------------------------------------------------------------------------------------------------------------------------
                                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

====================================================================================================================================
                                                                                                Unrealized
                                                                                                investment
                                                Preferred     Common                Undivided      gains       Treasury
Dollars in thousands, except per share            stock       stock      Surplus     profits   (losses), net     stock       Total
- ------------------------------------------------------------------------------------------------------------------------------------
1994
Balance - January 1, 1994                      $  40,000      40,487      97,787     595,322        9,148      (58,750)   $ 723,994
Net income                                          --          --          --        56,309         --           --         56,309
Preferred stock cash dividends                      --          --          --        (1,800)        --           --         (1,800)
Common stock cash dividends -
  $1.00 per share                                   --          --          --        (6,805)        --           --         (6,805)
Exercise of stock options                           --          --           121        --           --            536          657
Purchases of treasury stock                         --          --          --          --           --        (22,107)     (22,107)
Unrealized losses on investment
  securities available for sale, net                --          --          --          --        (32,549)        --        (32,549)
- ------------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 1994                        $  40,000      40,487      97,908     643,026      (23,401)     (80,321)   $ 717,699
====================================================================================================================================
1995
Balance - January 1, 1995                      $  40,000      40,487      98,014     694,274      (50,555)    (101,224)   $ 720,996
Net income                                          --          --          --        58,622         --           --         58,622
Preferred stock cash dividends                      --          --          --        (1,800)        --           --         (1,800)
Common stock cash dividends -
  $1.20 per share                                   --          --          --        (7,847)        --           --         (7,847)
Exercise of stock options                           --          --           459        --           --          2,140        2,599
Purchases of treasury stock                         --          --          --          --           --        (22,727)     (22,727)
Unrealized gains on investment
  securities available for sale, net                --          --          --          --         44,115         --         44,115
- ------------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 1995                        $  40,000      40,487      98,473     743,249       (6,440)    (121,811)   $ 793,958
====================================================================================================================================



CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (unaudited)


====================================================================================================================================
                                                                                                           Six months ended June 30
Dollars in thousands                                                                                            1995          1994
- ------------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                             $243,332      195,878
Provision for possible credit losses                                                                            17,015       33,884
Net charge-offs
  Charge-offs                                                                                                  (11,625)     (15,929)
  Recoveries                                                                                                     5,120        9,295
- ------------------------------------------------------------------------------------------------------------------------------------
    Total net charge-offs                                                                                       (6,505)      (6,634)
- ------------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                                $253,842      223,128
====================================================================================================================================

NOTES TO FINANCIAL STATEMENTS

1.  Significant accounting policies

The consolidated financial statements of First Empire State Corporation and subsidiaries ("the Company") were compiled in accordance with the accounting policies set forth on pages 36 and 37 of the Company's 1994 Annual Report, except as noted below. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", in the first quarter of 1995. Adoption of SFAS No. 114 had no impact on the Company's results of operations. As described in Note 5, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights", in 1995. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2.  Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

                                    June 30, 1995         December 31, 1994
                               -----------------------   -----------------------
                                             Estimated                Estimated
                               Amortized       fair       Amortized      fair
In thousands                      cost         value        cost        value
                               ---------     ---------    ---------   ---------
Investment securities
  available for sale:
U.S. Treasury and federal
  agencies                     $  333,499      339,631        5,775        5,762
Mortgage-backed securities
  Government issued
   or guaranteed                  817,106      803,658      869,031      822,533
  Other                           634,128      628,645      706,909      665,209
Other debt securities               4,380        4,443        6,537        6,557
Equity securities                  12,355       13,840       14,664       14,334
                               ----------    ---------    ---------    ---------
                                1,801,468    1,790,217    1,602,916    1,514,395
                               ----------    ---------    ---------    ---------

Investment securities
  held to maturity:
U.S. Treasury and
  federal agencies                270,247      271,686      171,112      164,602
Obligations of states and
  political subdivisions           46,740       47,153       55,787       55,872
Other debt securities                 669          667          752          691
                               ----------    ---------    ---------    ---------
                                  317,656      319,506      227,651      221,165
                               ----------    ---------    ---------    ---------

Other securities                   50,802       50,802       48,994       48,994
                               ----------    ---------    ---------    ---------

Total                          $2,169,926    2,160,525    1,879,561    1,784,554
                               ==========    =========    =========    =========


3.  Interest rate swap agreements

At June 30, 1995, the Company had outstanding currently effective interest rate swap agreements entered into for interest rate risk management purposes with a notional amount of approximately $2.6 billion. The swaps modify the repricing characteristics of certain portions of the loan and deposit portfolios. The net effect of interest rate swaps was to decrease net interest income by $480 thousand and $929 thousand during the three months and six months ended June 30, 1995, respectively, and to increase net interest income by $3.2 million and $9.8 million during the three months and six months ended June 30, 1994, respectively. As of June 30, 1995, the Company had also entered into forward swaps with an aggregate notional amount of $15 million. These forward interest rate swap commitments had no effect on net income. The Company estimates that as of June 30, 1995, it would have received approximately $14 million if all interest rate swap agreements were terminated. This estimated market value is not recognized in the consolidated financial statements.

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

5.  Capitalized mortgage servicing rights

In the second quarter of 1995, the Company adopted SFAS No. 122 retroactive to January 1, 1995. SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. Pursuant to the provisions of SFAS No. 122, the total cost of mortgage loans sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. These mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Prior to the adoption of SFAS No. 122 only servicing rights acquired through purchase transactions were recorded as assets.

To estimate the fair value of mortgage servicing rights, the Company considers prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. For purposes of evaluating and measuring impairment of capitalized mortgage servicing rights, the Company stratifies such rights based on predominant risk characteristics of underlying loans, such as loan type, note rate and term. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. As of June 30, 1995, the carrying value and estimated fair value of capitalized mortgage servicing rights was $28.5 million and $36 million, respectively. There was no impairment of capitalized mortgage servicing rights at June 30, 1995.

The effect of adopting SFAS No. 122 was to increase net income in 1995 by approximately $1.5 million. The effect of adopting SFAS No. 122 was not significant to the Company's consolidated financial statements as of and for the three months ended March 31, 1995 and, accordingly, such financial statements have not been restated. Retroactive application of the provisions of SFAS No. 122 to prior years is prohibited.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

First Empire State Corporation ("First Empire") earned $31.5 million or $4.51 per common share in the second quarter of 1995, increases of 10% and 14%, respectively, from the second quarter of 1994 when net income was $28.7 million or $3.96 per common share. For the six months ended June 30, 1995, net income was $58.6 million or $8.36 per common share, up 4% and 8%, respectively, from $56.3 million or $7.73 per common share earned during the comparable period of 1994. The rate of return on average assets for First Empire and its consolidated subsidiaries ("the Company") in the second quarter of 1995 was 1.10%, compared with 1.16% in the year-earlier quarter and 1.03% in 1995's first quarter. The return on average common stockholders' equity increased to 16.87% in the second quarter of 1995, from 16.32% in the second quarter of 1994 and 15.29% in the initial quarter of 1995. The rate of return on average assets was 1.07% in the first six months of 1995, compared with 1.14% during the corresponding 1994 period. Through the first half of 1995, the return on average common stockholders' equity was 16.10%, up from 16.00% in the comparable 1994 period.

As reported previously, on December 1, 1994 First Empire acquired Ithaca Bancorp, Inc. ("Ithaca Bancorp"), Ithaca, New York, with total assets of $470 million, including $369 million of loans, and liabilities of $425 million, including $330 million of deposits. On December 10, 1994, the Company purchased approximately $146 million of deposits from Chemical Bank, along with seven branch offices in the Hudson Valley region of New York State. The acquired operations were merged into First Empire's commercial bank subsidiary, Manufacturers and Traders Trust Company ("M&T Bank").

On March 6, 1995, M&T Bank's mortgage banking subsidiary, M&T Mortgage Corporation, acquired Statewide Funding Corporation ("Statewide"), a privately-owned mortgage banking company based near Albany, New York. Statewide had a mortgage servicing portfolio of approximately $1.0 billion at the acquisition date and originated more than $400 million of mortgage loans in 1994. As a result of the Statewide acquisition, M&T Mortgage Corporation acquired residential mortgage offices in New York and Massachusetts. In addition, in the first quarter of 1995, M&T Mortgage Corporation established offices in the states of Washington, Oregon and Utah. These new offices have expanded M&T Mortgage Corporation's out-of-state operations, which previously were limited to Ohio and Pennsylvania.

The acquisitions noted in the two preceding paragraphs were consummated for cash and have been accounted for as purchase transactions and, accordingly, the operating results of the acquired entities have been included in the consolidated results of operations of the Company since the respective acquisition dates.

On July 21, 1995, M&T Bank acquired four branch offices from The Chase Manhattan Bank, N.A. Two of the branch offices are located in Dutchess County, one in Ulster County and one in Niagara County, New York. The branches held approximately $84 million in deposits as of the acquisition date.

During the second quarter of 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights", retroactive to January 1, 1995. SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, whether those servicing rights are originated or purchased. A mortgage banking enterprise that acquires mortgage servicing rights through either the origination or purchase of mortgage loans and then sells or securitizes those loans while retaining the servicing rights should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. These mortgage servicing rights should be amortized in proportion to and over the period of the estimated net servicing income. Prior to the adoption of SFAS No. 122, only mortgage servicing rights acquired through purchase transactions were recorded as assets. As a result of adopting SFAS No. 122, net income in 1995 increased by approximately $1.5 million or $.22 per common share. The effect of adopting SFAS No. 122 was not significant to the Company's consolidated financial statements as of and for the three months ended March 31, 1995 and, accordingly, such financial statements have not been restated. Retroactive application of the provisions of SFAS No. 122 to prior years is not permitted.

Taxable-equivalent Net Interest Income

Net interest income expressed on a taxable-equivalent basis was $120.4 million in the second quarter of 1995, up $3.5 million from $116.9 million in the second quarter of 1994 and slightly higher than $119.7 million in the first quarter of 1995. The improvement in net interest income in the recent quarter was largely attributable to growth in average loans outstanding. Increased demand for loans coupled with the December 1994 acquisition of Ithaca Bancorp resulted in a $1.4 billion increase in average loans to $8.7 billion in the second quarter of 1995 from $7.3 billion in the second quarter of 1994. Average loans totaled $8.3 billion during the first quarter of 1995.

The increase in average loans, combined with a $137 million increase in average money market assets led to a $1.6 billion increase in average earning assets to $11.1 billion in the second quarter of 1995 from $9.5 billion in the second quarter of 1994. Average earning assets in the recent quarter increased $779 million from $10.3 billion in the initial 1995 quarter. The effect of increases in average earning assets on net interest income was partially offset by reductions in the net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities. In general, interest rates paid on interest-bearing liabilities have increased more than yields on earning assets. Furthermore, a higher proportion of discretionary holdings of money-market assets and investment securities, which generally yield less than loans, also contributed to the decline in net interest spread from the first quarter of 1995. As a result of a decline in interest rates near the end of the recent quarter, the Company assumed an increase in the rate of expected prepayments of residential mortgage loans underlying collateralized mortgage obligations purchased at premiums in prior periods. Together these last two factors reduced net interest spread in the recent quarter by approximately 23 basis points (hundredths of one percent).

For the first six months of 1995, taxable-equivalent net interest income was $240.0 million, up from $235.8 million in the corresponding 1994 period. An increase in earning assets of $1.1 billion, partially offset by a narrowing of the net interest spread, contributed to this improvement.

The Company's net interest margin, which is taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, narrowed to 4.35% in the second quarter of 1995, compared with 4.93% in the second quarter of 1994 and 4.70% in the first quarter of 1995. Although the overall yield on average earning assets increased 75 basis points to 8.39% in the recent quarter from 7.64% in the year earlier quarter, higher interest rates also resulted in an increase in the cost of interest-bearing liabilities to 4.69% during the second quarter of 1995 compared with 3.19% in the like period in

1994. The yield on average earning assets in the initial 1995 quarter was 8.49%, while the rate paid on interest-bearing liabilities totaled 4.43%. As a result, the Company's net interest spread was 3.70% in the recent quarter, compared with 4.45% and 4.06% in the second quarter of 1994 and the first quarter of 1995, respectively.

Although narrowing the net interest spread, higher interest rates resulted in an increased contribution to net interest margin from interest-free funds. The contribution of interest-free funds rose to .65% in the second quarter of 1995 from .48% in the comparable 1994 quarter and .64% in the first quarter of 1995. A 150 basis point increase in the rate paid on interest-bearing liabilities used to value these funds resulted in the improvement in the second quarter of 1995 from a year earlier. Average interest-free funds, which consist primarily of noninterest-bearing demand deposits and stockholders' equity, totaled $1.5 billion in the second quarter of 1995, up $86 million or 6% from a year earlier, and $25 million or 2% from the first quarter of 1995.

For the first half of 1995, net interest margin decreased to 4.52% from 4.96% in the corresponding period in 1994. The decrease was caused by a decline in the net interest spread to 3.87% from 4.51%, partially offset by an increased contribution of interest-free funds, to .65% from .45% in 1994's first two quarters.

The Company's net interest income is sensitive to the effects of changing interest rates. Management assesses this interest rate risk by the variability of projected net interest income under a number of interest rate scenarios. As part of its management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, rates paid on interest-bearing deposits. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at a fixed rate of interest and makes payments at a variable rate. At June 30, 1995 the weighted average rates to be received and paid under interest rate swap agreements were 6.18% and 6.05%, respectively. The effect of interest rate swaps on the Company's net interest income and margin as well as average notional amounts are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

                                     Three months ended June 30
                          ------------------------------------------------------
                                     1995                         1994
                          -------------------------    -------------------------
                             Amount         Rate(1)       Amount         Rate(1)
                             ------         ----          ------         ----

Increase (decrease) in:
  Interest income         $    (1,818)      (.07)%     $     2,699        .12%
  Interest expense             (1,338)      (.06)             (478)      (.03)
                          -----------                  -----------
  Net interest
    income/margin         $      (480)      (.02)%     $     3,177        .14%
                          ===========       ====       ===========        ===
Average notional
  amount (2)              $ 2,562,949                  $ 1,335,165
                          ===========                  ===========


                                       Six months ended June 30
                          ------------------------------------------------------
                                     1995                         1994
                          -------------------------    -------------------------
                             Amount         Rate(1)       Amount         Rate(1)
                             ------         ----          ------         ----
Increase (decrease) in:
  Interest income         $    (3,343)      (.06)%     $     7,404        .16%
  Interest expense             (2,414)      (.05)           (2,414)      (.06)
                          -----------                  -----------
  Net interest
    income/margin         $      (929)      (.02)%     $     9,818        .21%
                          ===========       ====       ===========        ===
Average notional
  amount (2)              $ 2,549,616                  $ 1,273,152
                          ===========                  ===========

(1) Computed as an annualized percentage of earning assets or interest-bearing liabilities
(2)  Excludes forward-starting interest rate swaps


The Company estimates that as of June 30, 1995 it would have received approximately $14 million if all interest rate swap agreements entered into for interest rate risk management purposes were terminated. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not reflected in the consolidated financial statements.

Average investment securities totaled $2.1 billion in the second quarter of 1995, virtually unchanged from the comparable 1994 period, but up from $1.9 billion in the first quarter of 1995. Factors influencing the size of the investment securities portfolio include the management of balance sheet size and resulting capital ratios, ongoing repayments, growth in loans, which generally yield more than investment securities, and the level of deposits.

Average loans and leases increased 19% to $8.7 billion in the second quarter of 1995 from $7.3 billion in the corresponding 1994 quarter and 4% from $8.3 billion in the first quarter of 1995. Solid loan demand due, in part, from improved economic conditions, and the December 1994 addition of $369 million of loans in the Ithaca Bancorp acquisition contributed to this growth. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

                                                  Percent increase from
                                     2nd Qtr.      2nd Qtr.    1st Qtr.
                                       1995          1994        1995
                                     --------      --------    --------
Commercial, financial, etc.           $1,805         23 %         8 %
Real estate - commercial               3,456         12           2
Real estate - consumer                 1,731         25           5
Consumer                               1,690         27           6
                                      ------         --          --
      Total                           $8,682         19 %         4 %
                                      ======         ==          ==


Core deposits, which include noninterest-bearing demand deposits, interest-bearing transaction accounts, savings deposits and nonbrokered time deposits under $100,000, represent a significant source of funding, at generally lower interest rates than are available on wholesale funds of comparable maturities. Including core deposits obtained in the December 1994 acquisitions, average core deposits increased to $7.3 billion in 1995's second quarter, up from $6.8 billion in the year earlier quarter and $7.2 billion in the first quarter of 1995. Increases in interest rates paid on deposits in response to higher money-market rates have served to mitigate the tendency displayed by depositors in recent years to seek potentially higher returns by redeploying deposits, primarily time deposits, out of the banking system into alternative investment vehicles, such as mutual funds, and also contributed to a shift into time deposits from more liquid deposit accounts. The accompanying table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS
Dollars in millions

                                                     Percent increase
                                                     (decrease) from
                                     2nd Qtr.      2nd Qtr.    1st Qtr.
                                       1995          1994        1995
                                     --------      --------    --------
NOW accounts                          $  760          1 %         4 %
Savings deposits                       2,950        (13)         (3)
Time deposits under $100,000           2,577         55           6
Demand deposits                        1,043          5           -
                                      ------         --          --
    Total                             $7,330          8 %         1 %
                                      ======         ==          ==


To reduce short-term borrowings and lengthen the average maturity of interest-bearing liabilities, the Company began accepting brokered retail certificates of deposit in the fourth quarter of 1994 under a program to solicit up to approximately $900 million of deposits. Brokered deposits averaged $888 million during the second quarter of 1995 and equaled that amount at June 30, 1995, compared with an average balance of $775 million during the first quarter of 1995 and a total balance of $888 million at March 31, 1995. The weighted average remaining term to maturity of brokered deposits at June 30, 1995 was 2.0 years.

In addition to deposits, the Company uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York ("FHLB") and others as sources of funding. Short-term borrowings averaged $1.6 billion in the recent quarter compared with $1.8 billion in the year earlier quarter and $1.1 billion in the first quarter of 1995.

Repayments of loans and investment securities, maturities of money-market assets, and cash generated from operations provide the Company with sources of liquidity. Through membership in the FHLB and borrowing arrangements with other financial institutions, which are informal and sometimes reciprocal, First Empire's banking subsidiaries have access to funding aggregating several times anticipated needs. First Empire's ability to pay dividends, repurchase treasury stock and fund operating expenses is primarily dependent on the receipt of dividend payments from its banking subsidiaries, which are subject to various regulatory limitations. First Empire also maintains a line of credit with an unaffiliated commercial bank. Management does not anticipate engaging in any activity, either currently or in the long-term, which would cause a significant strain on liquidity at either First Empire or its subsidiary banks. Furthermore, management believes that available sources of liquidity are more than adequate to meet anticipated funding needs.

Provision for Possible Credit Losses

Improved economic conditions in market areas served by the Company and lower nonperforming loans resulted in a provision for possible credit losses of $8.5 million in the second quarter of 1995, which was $5.5 million lower than the $14.0 million provision in the year earlier quarter, but approximately equal to the first quarter of 1995. Net loan charge-offs in the second quarter of 1995 totaled $3.4 million, down from $3.9 million in 1994's second quarter but up slightly from $3.1 million in the first quarter of 1995. Net charge-offs as an annualized percentage of average loans and leases were .16% in the recent quarter, .22% in the corresponding 1994 quarter and .15% in the first quarter of 1995.

Nonperforming loans were $75.4 million or .85% of total loans and leases outstanding at June 30, 1995, down from $80.3 million or 1.09% at June 30, 1994 and $79.8 million or .93% at March 31, 1995. Nonperforming commercial real estate loans totaled $42.9 million at June 30, 1995, $49.4 million at June 30, 1994 and $47.7 million at March 31, 1995. Included in these totals were loans secured by properties located in the New York City metropolitan area of $21.0 million at June 30, 1995, $35.3 million at June 30, 1994 and $26.3 million at March 31, 1995. Assets taken in foreclosure of defaulted loans were $8.4 million at June 30, 1995, down from $12.4 million at June 30, 1994 and $8.8 million at March 31, 1995.

The allowance for possible credit losses was $253.8 million, or 2.86% of total loans and leases at June 30, 1995, compared with $223.1 million or 3.01% a year earlier, $243.3 million or 2.96% at December 31, 1994 and $248.7 million or 2.91% at March 31, 1995. The ratio of the allowance for possible credit losses to nonperforming loans was 337% at the most recent quarter-end, up from 278% a year earlier, 314% at December 31, 1994 and 312% at March 31, 1995.

In assessing the adequacy of the allowance for possible credit losses, management performs an ongoing evaluation of the loan portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Based upon the results of such review, management believes that the allowance for possible credit losses at June 30, 1995 was adequate to absorb credit losses from existing loans, leases and credit commitments.

A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.


NONPERFORMING ASSETS
Dollars in thousands

                                                              1995 Quarters                             1994 Quarters

                                                         Second            First           Fourth           Third            Second
                                                         ------            -----           ------           -----            ------

Nonaccrual loans                                        $60,889           64,941           62,787           72,355           68,881
Loans past due
  90 days or more                                        14,530           12,275           11,754            9,663           11,444
Renegotiated loans                                         --              2,600            2,994             --               --
                                                        -------           ------           ------           ------           ------
Total nonperforming loans                                75,419           79,816           77,535           82,018           80,325
                                                        -------           ------           ------           ------           ------
Other real estate owned                                   8,390            8,824           10,065           11,281           12,418
                                                        -------           ------           ------           ------           ------
Total nonperforming assets                              $83,809           88,640           87,600           93,299           92,743
                                                        =======           ======           ======           ======           ======

Nonperforming loans
  to total loans and leases,
  net of unearned discount                                  .85%             .93%             .94%            1.08%            1.09%
Nonperforming assets
  to total net loans and
  other real estate owned                                   .94%            1.03%            1.06%            1.23%            1.25%
                                                            ===             ====             ====             ====             ====


Other Income

Other income totaled $33.9 million in the second quarter of 1995, up 15% from $29.4 million in the year-earlier quarter and 28% from $26.4 million in the first quarter of 1995. Other income for the first six months of 1995 was $60.3 million, up 4% from $57.8 million in the comparable period of 1994.

Service charges on deposit accounts totaled $9.6 million in the second quarter of 1995, up 9% from $8.8 million in the second quarter of 1994 and 4% higher than the first three months of 1995. The increase from 1994 was largely attributable to deposit accounts associated with the franchises obtained in the December 1994 acquisitions. Trust income of $5.8 million in the second quarter of 1995 was virtually unchanged from both last year's second quarter and the first quarter of 1995. Merchant discount and credit card fees were $2.4 million in the recent quarter, up from $2.2 million and $2.3 million in the second quarter of 1994 and first quarter of 1995, respectively. Trading account gains totaled $359 thousand in the second quarter of 1995, compared with $93 thousand in the corresponding quarter of 1994 and $693 thousand in the first quarter of 1995.

Other revenue from operations totaled $15.7 million in the recent quarter, up $3.2 million from the second quarter of 1994 and $7.3 million from the first quarter of 1995. Included in other revenue from operations in the recent quarter was $2.6 million related to the previously discussed adoption of SFAS No. 122. Additionally, the March 1995 acquisition of Statewide contributed to increased income from servicing residential mortgage loans owned by other investors. Residential mortgage loans serviced for others totaled $5.2 billion and $3.6 billion at June 30, 1995 and 1994, respectively. Furthermore, the second quarter of 1994 included a $2.2 million gain from the early repayment of a lease receivable.

For the first six months of the year, service charges on deposit accounts increased 6% to $18.8 million in 1995, including the impact of deposits from the

December 1994 acquisitions, from $17.7 million in 1994. Compared to the same period in 1994, trust income increased 3% to $11.6 million during the first six months of 1995, while merchant discount and credit card fees increased 15% to $4.7 million. Trading account activity resulted in income of $1.1 million for the first six months of 1995 compared with a loss of $115 thousand in the first half of 1994.

Exclusive of the income recognized upon adoption of SFAS No. 122, other revenues from operations decreased 14% to $21.6 million in the first six months of 1995 from $25.0 million in the comparable 1994 period. During the first half of 1994, the Company realized $1.4 million of gains from the sale of residential mortgage loan participations acquired in 1992 from the Federal Deposit Insurance Corporation and, as previously mentioned, $2.2 million of income relating to lease receivable termination payments.

Other Expense

Other expense totaled $90.3 million in the second quarter of 1995, compared with $82.0 million in the second quarter of 1994 and $89.5 million in the first quarter of 1995. During the first quarter of the current year, expenses were incurred for the write-off of $2.3 million of non-marketable securities of Nationar, a bank that provided services to financial institutions which was seized by banking regulators in February, and $1.3 million of costs to integrate Statewide into M&T Mortgage Corporation. Excluding these expenses, other expense was $4.4 million higher in this year's second quarter than in the immediately preceding quarter. This increase was partially the result of expenses associated with the operations of the Statewide acquisition. Exclusive of the expenses related  to the  integration  of  Statewide  and  the  write-off  of  investment securities issued by Nationar, other expense for the first half of 1995 was $176.2 million, an increase of 9% from the first half of 1994. Such increase was largely attributable to operations of the December 1994 and March 1995 acquisitions.

For the second quarter of 1995, salaries and employee benefits expense was $44.1 million, 6% higher than a year earlier but 4% below the first quarter of 1995. The increase from a year earlier results from personnel costs from the completed acquisitions and merit salary increases. The decline from the first quarter of 1995 is largely attributable to $3.0 million of expenses incurred during that quarter associated with stock appreciation rights granted in 1990 and 1991. Such expense resulted from the 26% increase in the market value per share of First Empire's common stock in the first quarter of 1995. For the first half of 1995, salaries and benefits expense increased $8.9 million from the comparable 1994 period. Personnel costs resulting from the completed acquisitions and merit salary increases were largely responsible for this increase. Expenses for stock appreciation rights were $1.0 million higher during the first six months of 1995 than in the first half of 1994.

Nonpersonnel expenses totaled $46.1 million for the second quarter of 1995, an increase of $5.7 million from the second quarter of 1994 and $2.8 million from the first quarter of 1995. Such expenses were $89.4 million during the first six months of 1995, up 12% from $79.8 million during the comparable 1994 period. Higher mortgage banking-related expenses and expenses associated with operating the acquired entities contributed to the increases.

Capital

Common stockholders' equity totaled $754.0 million at June 30, 1995, up from $667.7 million a year earlier and $681.0 million at December 31, 1994. On a per share basis, common stockholders' equity was $116.05 at June 30, 1995, an increase of 15% from $100.63 at June 30, 1994 and 13% from $103.02 at December 31, 1994. Total stockholders' equity at June 30, 1995 was $794.0 million or

6.83% of total assets, compared with $717.7 million or 6.94% of total assets a year earlier and $721.0 million or 6.85% at December 31, 1994.

Stockholders' equity at June 30, 1995 was reduced by $6.4 million, or $.99 per common share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale, compared with reductions of $23.4 million or $3.47 per common share at June 30, 1994 and $50.6 million or $7.65 per common share at December 31, 1994. The market valuation of investment securities and other assets and liabilities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and mortgage loans held for sale by M&T Mortgage Corporation, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. The regulatory capital ratios of the Company and its banking subsidiaries, M&T Bank and The East New York Savings Bank ("East New York"), as of June 30, 1995 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
June 30, 1995

                           First Empire           M&T
                          (Consolidated)          Bank           East New York
                          --------------          ----           -------------
Core capital                   8.51%              8.23%               9.24%
Total capital                 10.60%             10.48%              10.51%
Leverage                       6.72%              6.39%               7.83%


First Empire has historically maintained capital ratios well in excess of minimum regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders' equity, was 13.95% and 13.14% during the three and six month periods ended June 30, 1995, respectively, compared with 13.55% and 13.23% during the comparable periods of 1994. To further strengthen the "total capital" ratios of M&T Bank and the Company, M&T Bank issued $100 million of ten-year subordinated capital notes in July 1995.

In December 1993, First Empire announced a plan to repurchase and hold as treasury stock up to 506,930 shares of common stock for reissuance upon the possible future conversion of its 9% convertible preferred stock. As of June 30, 1995, First Empire had repurchased 442,900 shares pursuant to such plan at an average cost of $150.58.

- ------------------------------------------------------------------------------------------------------------------------------------
                                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------------------

FINANCIAL HIGHLIGHTS

                                                           Three months ended                      Six months ended
                                                                June 30                                 June 30

Amounts in thousands, except per share                   1995             1994      Change        1995             1994       Change
- ------------------------------------------------------------------------------------------------------------------------------------
For the period
- ------------------------------------------------------------------------------------------------------------------------------------
      Net income                                       $31,454           28,681     + 10 %      $58,622           56,309      +  4 %
      Per common share
        Net income
          Primary                                        $4.51             3.96     + 14          $8.36             7.73      +  8
          Fully diluted                                   4.31             3.80     + 13           7.99             7.43      +  8
        Cash dividends                                     .60              .50     + 20           1.20             1.00      + 20
      Average common shares outstanding
        Primary                                          6,768            7,014     -  4          6,794            7,048      -  4
        Fully diluted                                    7,293            7,541     -  3          7,338            7,578      -  3
      Annualized return on
        Average total assets                              1.10 %           1.16 %                  1.07 %           1.14 %
        Average common stockholders' equity              16.87 %          16.32 %                 16.10 %          16.00 %
      Market price per common share
        Closing                                        $171.50           156.50     + 10        $171.50           156.50      + 10
        High                                            172.50           156.50                  172.50           156.50
        Low                                             159.00           136.75                  136.50           135.00
- ------------------------------------------------------------------------------------------------------------------------------------
At June 30
- ------------------------------------------------------------------------------------------------------------------------------------
      Loans and leases,
        net of unearned discount                  $  8,880,971        7,401,229     + 20 %
      Total assets                                  11,629,620       10,335,638     + 13
      Total deposits                                 8,865,871        7,275,888     + 22
      Total stockholders' equity                       793,958          717,699     + 11
      Stockholders' equity per common share            $116.05           100.63     + 15
====================================================================================================================================

- ------------------------------------------------------------------------------------------------------------------------------------
                                          FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

                                                                 1995 Second quarter                     1995 First quarter
                                                        Average                   Average          Average                   Average
Average balance in millions; interest in thousands      balance     Interest       rate            balance    Interest        rate
- ------------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                         $   1,805    $  39,410        8.76 %          1,671       35,772        8.68 %
  Real estate                                             5,187      116,067        8.95            5,048      112,059        8.88
  Consumer                                                1,690       41,110        9.75            1,592       37,788        9.62
- ------------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                           8,682      196,587        9.08            8,311      185,619        9.06
- ------------------------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                        121        2,225        7.39               67        1,294        7.82
  Federal funds sold and agreements
    to resell securities                                    139        2,227        6.44               14          200        5.75
  Trading account                                            29          371        5.02               13          193        5.94
- ------------------------------------------------------------------------------------------------------------------------------------
    Total money-market assets                               289        4,823        6.69               94        1,687        7.25
- ------------------------------------------------------------------------------------------------------------------------------------
Investment securities
  U.S. Treasury and federal agencies                      1,340       19,658        5.88            1,100       15,671        5.78
  Obligations of states and political subdivisions           57          965        6.84               56          948        6.86
  Other                                                     740       10,435        5.65              769       12,325        6.50
- ------------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                           2,137       31,058        5.83            1,925       28,944        6.10
- ------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                                 11,108      232,468        8.39           10,330      216,250        8.49
- ------------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                       (251)                                     (247)
Cash and due from banks                                     317                                       313
Other assets                                                332                                       285
- ------------------------------------------------------------------------------------------------------------------------------------
    Total assets                                      $  11,506                                    10,681
====================================================================================================================================
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                        $     760        2,948        1.55              734        2,765        1.53
  Savings deposits                                        2,950       21,920        2.98            3,040       22,312        2.98
  Time deposits                                           4,075       60,008        5.91            3,702       51,573        5.65
  Deposits at foreign office                                117        1,504        5.16              184        2,336        5.14
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                       7,902       86,380        4.38            7,660       78,986        4.18
- ------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                     1,588       23,787        6.01            1,076       15,663        5.90
Long-term borrowings                                         96        1,929        8.04               96        1,930        8.13
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                    9,586      112,096        4.69            8,832       96,579        4.43
- ------------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                           1,043                                     1,038
Other liabilities                                           111                                        74
- ------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                    10,740                                     9,944
- ------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                        766                                       737
- ------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity        $  11,506                                    10,681
====================================================================================================================================
Net interest spread                                                                 3.70                                      4.06
Contribution of interest-free funds                                                 0.65                                       .64
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                       $ 120,372        4.35 %                     119,671        4.70 %
====================================================================================================================================

*Includes nonaccrual loans



- ------------------------------------------------------------------------------------------------------------------------------------
                                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

                                                               1994 Fourth quarter
                                                        Average                   Average
Average balance in millions; interest in thousands      balance     Interest       rate
- ------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                         $   1,551    $  32,609        8.34 %
  Real estate                                             4,757      103,982        8.74
  Consumer                                                1,497       34,881        9.25
- ------------------------------------------------------------------------------------------
    Total loans and leases, net                           7,805      171,472        8.72
- ------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                         11          138        4.85
  Federal funds sold and agreements
    to resell securities                                    124        1,674        5.35
  Trading account                                             6           86        5.62
- ------------------------------------------------------------------------------------------
    Total money-market assets                               141        1,898        5.32
- ------------------------------------------------------------------------------------------
Investment securities
  U.S. Treasury and federal agencies                      1,075       14,841        5.48
  Obligations of states and political subdivisions           53          841        6.24
  Other                                                     795       12,491        6.24
- ------------------------------------------------------------------------------------------
    Total investment securities                           1,923       28,173        5.81
- ------------------------------------------------------------------------------------------
    Total earning assets                                  9,869      201,543        8.10
- ------------------------------------------------------------------------------------------
Allowance for possible credit losses                       (240)
Cash and due from banks                                     314
Other assets                                                257
- ------------------------------------------------------------------------------------------
    Total assets                                      $  10,200
==========================================================================================
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                        $     734        2,786        1.51
  Savings deposits                                        3,105       21,936        2.80
  Time deposits                                           2,606       33,216        5.06
  Deposits at foreign office                                221        2,539        4.55
- ------------------------------------------------------------------------------------------
    Total interest-bearing deposits                       6,666       60,477        3.60
- ------------------------------------------------------------------------------------------
Short-term borrowings                                     1,609       21,135        5.21
Long-term borrowings                                         83        1,675        8.06
- ------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                    8,358       83,287        3.95
- ------------------------------------------------------------------------------------------
Demand deposits                                           1,037
Other liabilities                                            81
- ------------------------------------------------------------------------------------------
    Total liabilities                                     9,476
- ------------------------------------------------------------------------------------------
Stockholders' equity                                        724
- ------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity        $  10,200
==========================================================================================
Net interest spread                                                                 4.15
Contribution of interest-free funds                                                  .60
- ------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                        $118,256        4.75 %
==========================================================================================

*Includes nonaccrual loans


- ------------------------------------------------------------------------------------------------------------------------------------
                                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

                                                               1994 Third quarter                         1994 Second quarter
                                                       Average                    Average          Average                   Average
Average balance in millions; interest in thousands     balance      Interest        rate           balance    Interest        rate
- ------------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                         $   1,457     $ 29,797        8.11 %          1,463       27,993        7.68 %
  Real estate                                             4,562       98,574        8.64            4,471       95,067        8.50
  Consumer                                                1,423       33,281        9.28            1,332       30,071        9.06
- ------------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                           7,442      161,652        8.62            7,266      153,131        8.45
- ------------------------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                        158        1,863        4.68                5           57        4.38
  Federal funds sold and agreements
    to resell securities                                     20          244        4.86              138        1,390        4.03
  Trading account                                             8          110        5.34                9          126        5.65
- ------------------------------------------------------------------------------------------------------------------------------------
    Total money-market assets                               186        2,217        4.73              152        1,573        4.14
- ------------------------------------------------------------------------------------------------------------------------------------
Investment securities
  U.S. Treasury and federal agencies                      1,116       13,954        4.96            1,186       13,217        4.47
  Obligations of states and political subdivisions           53          760        5.69               54          740        5.49
  Other                                                     823       11,972        5.77              857       12,510        5.86
- ------------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                           1,992       26,686        5.32            2,097       26,467        5.06
- ------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                                  9,620      190,555        7.86            9,515      181,171        7.64
- ------------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                       (230)                                     (219)
Cash and due from banks                                     298                                       309
Other assets                                                271                                       281
- ------------------------------------------------------------------------------------------------------------------------------------
    Total assets                                      $   9,959                                     9,886
====================================================================================================================================
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                        $     739        2,840        1.52              751        2,814        1.50
  Savings deposits                                        3,214       21,258        2.62            3,380       20,921        2.48
  Time deposits                                           2,119       24,307        4.55            1,993       20,797        4.18
  Deposits at foreign office                                159        1,610        4.01              104          817        3.14
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                       6,231       50,015        3.18            6,228       45,349        2.92
- ------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                     1,836       20,841        4.50            1,775       17,391        3.93
Long-term borrowings                                         76        1,537        8.07               76        1,537        8.16
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                    8,143       72,393        3.53            8,079       64,277        3.19
- ------------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                           1,019                                       992
Other liabilities                                            82                                        92
- ------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                     9,244                                     9,163
- ------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                        715                                       723
- ------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity        $   9,959                                     9,886
====================================================================================================================================
Net interest spread                                                                 4.33                                      4.45
Contribution of interest-free funds                                                  .54                                       .48
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                        $118,162        4.87 %                     116,894        4.93 %
====================================================================================================================================

*Includes nonaccrual loans


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

   A number of lawsuits were pending against First Empire and its subsidiaries at June 30, 1995. In the opinion of management, the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated financial condition. Moreover, management believes that First Empire and its subsidiaries have substantial defenses in such litigation, but that there can be no assurance that the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated results of operations in the future.

Item 2. Changes in Securities.
        (Not applicable.)

Item 3. Defaults Upon Senior Securities.
        (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

   Information concerning the matters submitted to a vote of stockholders at First Empire's Annual Meeting of Stockholders held on April 18, 1995 was previously reported in response to Item 4 of Part II of First Empire's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

Item 5. Other Information.  (None.)

Item 6. Exhibits and Reports on Form 8-K.

   (a) The following exhibits are filed as a part of this report:

           Exhibit
             No.
           -------
             11 Statement re: Computation of Earnings Per Common Share. Filed herewith.

             27   Financial Data Schedule.  Filed herewith.

   (b) Reports on Form 8-K.

          First Empire did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST EMPIRE STATE CORPORATION

Date: August  9, 1995              By: /s/ James L. Vardon
                                     ------------------------------------------
                                      James L. Vardon
                                      Executive Vice President
                                      and Chief Financial Officer

                              EXHIBIT INDEX

Exhibit
  No.
- -------
  11   Statement re:  Computation of Earnings Per Common Share.  Filed herewith.

  27   Financial Data Schedule.  Filed herewith.