Form 10-Q
period 1995-09-30
FIRST EMPIRE STATE CORP
filed 1995-11-14
CIK 36270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       or

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

                                 (716) 842-5445
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  x   No
                                                   -----   -----

Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on November 3, 1995: 6,443,804 shares.

                         FIRST EMPIRE STATE CORPORATION

                                    FORM 10-Q

                For the Quarterly Period Ended September 30, 1995

Table of Contents of Information Required in Report                       Page
---------------------------------------------------                       ----

Part I.  Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheet -
          September 30,1995 and December 31, 1994                           3

          Consolidated Statement of Income -
          Three and nine months ended
          September 30, 1995 and 1994                                       4

          Consolidated Statement of Cash Flows -
          Nine months ended September 30, 1995 and 1994                     5

          Consolidated Statement of Changes in
          Stockholders' Equity - Nine months ended
          September 30, 1995 and 1994                                       6

          Consolidated Summary of Changes in
          Allowance for Possible Credit Losses -
          Nine months ended September 30, 1995 and 1994                     6

          Notes to Financial Statements                                     7

  Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                        9


Part II. Other Information                                                 21

Signatures                                                                 22

Exhibit Index                                                              23

Exhibit No. 11                                                             24

Exhibit No. 27                                                             25

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

-----------------------------------------------------------------------------------------------------------------------------------
                                         FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET

                                                                                               September 30,
                                                                                                   1995            December 31,
Dollars in thousands, except per share                                                          (unaudited)            1994
-----------------------------------------------------------------------------------------------------------------------------------
Assets                   Cash and due from banks                                                $   310,019            377,781
                         Money-market assets
                           Interest-bearing deposits at banks                                       125,500                143
                           Federal funds sold and
                             agreements to resell securities                                             --              3,080
                           Trading account                                                           18,850              5,438
                         ----------------------------------------------------------------------------------------------------------
                             Total money-market assets                                              144,350              8,661
                         ----------------------------------------------------------------------------------------------------------
                         Investment securities
                           Available for sale (cost: $1,453,215 at September 30, 1995;
                             $1,602,916 at December 31, 1994)                                     1,434,401          1,514,395
                           Held to maturity (market value: $471,010 at
                             September 30, 1995; $221,165 at December 31, 1994)                     469,219            227,651
                           Other (market value: $50,802 at September 30, 1995;
                             $48,994 at December 31, 1994)                                           50,802             48,994
                         ----------------------------------------------------------------------------------------------------------
                             Total investment securities                                          1,954,422          1,791,040
                         ----------------------------------------------------------------------------------------------------------
                         Loans and leases                                                         9,531,247          8,447,117
                           Unearned discount                                                       (309,106)          (229,824)
                           Allowance for possible credit losses                                    (259,110)          (243,332)
                         ----------------------------------------------------------------------------------------------------------
                             Loans and leases, net                                                8,963,031          7,973,961
                         ----------------------------------------------------------------------------------------------------------
                         Premises and equipment                                                     125,262            127,274
                         Accrued interest and other assets                                          256,778            249,927
                         ----------------------------------------------------------------------------------------------------------
                             Total assets                                                       $11,753,862         10,528,644
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities              Noninterest-bearing deposits                                           $ 1,157,229          1,087,102
                         NOW accounts                                                               767,252            748,199
                         Savings deposits                                                         2,825,934          3,098,438
                         Time deposits                                                            4,262,481          3,106,723
                         Deposits at foreign office                                                 157,152            202,611
                         ----------------------------------------------------------------------------------------------------------
                             Total deposits                                                       9,170,048          8,243,073
                         ----------------------------------------------------------------------------------------------------------
                         Federal funds purchased and agreements
                           to repurchase securities                                               1,247,819            695,665
                         Other short-term borrowings                                                150,583            669,185
                         Accrued interest and other liabilities                                     179,862            103,538
                         Long-term borrowings                                                       196,206             96,187
                         ----------------------------------------------------------------------------------------------------------
                             Total liabilities                                                   10,944,518          9,807,648
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity     Preferred stock, $1 par, 1,000,000 shares authorized,
                           40,000 shares issued, stated at aggregate
                           liquidation value                                                         40,000             40,000
                         Common stock, $5 par, 15,000,000 shares
                           authorized, 8,097,472 shares issued                                       40,487             40,487
                         Surplus                                                                     98,525             98,014
                         Undivided profits                                                          774,110            694,274
                         Unrealized investment losses, net                                          (10,838)           (50,555)
                         Treasury stock - common, at cost -
                           1,661,312 shares at September 30, 1995;
                           1,486,969 shares at December 31, 1994                                   (132,940)          (101,224)
                         ----------------------------------------------------------------------------------------------------------
                             Total stockholders' equity                                             809,344            720,996
                         ----------------------------------------------------------------------------------------------------------
                             Total liabilities and stockholders' equity                         $11,753,862         10,528,644
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                          FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME (unaudited)

                                                                         Three months ended                 Nine months ended
                                                                            September 30                      September 30
Amounts in thousands, except per share                                   1995          1994                1995          1994
-----------------------------------------------------------------------------------------------------------------------------------
Interest income      Loans and leases, including fees                   $203,683       161,107             584,662       462,176
                     Money-market assets
                       Deposits at banks                                   2,331         1,863               5,850         2,074
                       Federal funds sold and agreements
                         to resell securities                                189           244               2,616         3,077
                       Trading account                                       565            77               1,085           300
                     Investment securities
                       Fully taxable                                      32,766        25,583              90,035        77,297
                       Exempt from federal taxes                             660           676               2,225         1,966
                     --------------------------------------------------------------------------------------------------------------
                         Total interest income                           240,194       189,550             686,473       546,890
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense     NOW accounts                                          3,129         2,840               8,842         8,500
                     Savings deposits                                     21,770        21,258              66,002        62,868
                     Time deposits                                        60,943        24,307             172,524        63,851
                     Deposits at foreign office                            1,297         1,610               5,137         3,355
                     Short-term borrowings                                25,559        20,841              65,009        52,733
                     Long-term borrowings                                  3,631         1,537               7,490         4,612
                     --------------------------------------------------------------------------------------------------------------
                         Total interest expense                          116,329        72,393             325,004       195,919
                     --------------------------------------------------------------------------------------------------------------
                     Net interest income                                 123,865       117,157             361,469       350,971
                     Provision for possible credit losses                 11,310        13,802              28,325        47,686
                     --------------------------------------------------------------------------------------------------------------
                     Net interest income after provision
                       for possible credit losses                        112,555       103,355             333,144       303,285
-----------------------------------------------------------------------------------------------------------------------------------
Other income         Trust income                                          6,533         5,099              18,117        16,304
                     Service charges on deposit accounts                   9,649         8,817              28,442        26,495
                     Merchant discount and other credit card fees          2,815         2,147               7,503         6,240
                     Trading account gain (loss)                            (579)          591                 473           476
                     Gain on sales of bank investment securities           4,933           128               4,887           128
                     Other revenues from operations                       21,047        10,479              45,266        35,445
                     --------------------------------------------------------------------------------------------------------------
                         Total other income                               44,398        27,261             104,688        85,088
-----------------------------------------------------------------------------------------------------------------------------------
Other expense        Salaries and employee benefits                       49,650        40,784             140,025       122,238
                     Equipment and net occupancy                          13,252        11,881              38,137        37,138
                     Printing, postage and supplies                        3,561         3,224              10,660         9,744
                     Deposit insurance                                     4,701         4,065              13,229        12,289
                     Other costs of operations                            26,468        20,630              75,344        60,405
                     --------------------------------------------------------------------------------------------------------------
                         Total other expense                              97,632        80,584             277,395       241,814
                     --------------------------------------------------------------------------------------------------------------
                     Income before income taxes                           59,321        50,032             160,437       146,559
                     Income taxes                                         23,694        20,934              66,188        61,152
                     --------------------------------------------------------------------------------------------------------------
                     Net income                                         $ 35,627        29,098              94,249        85,407
-----------------------------------------------------------------------------------------------------------------------------------

                     Net income per common share
                       Primary                                             $5.14          4.09               13.50         11.82
                       Fully diluted                                        4.89          3.93               12.83         11.34

                     Cash dividends per common share                         .60           .60                1.80          1.60

                     Average common shares outstanding
                       Primary                                             6,763         6,899               6,783         6,998
                       Fully diluted                                       7,291         7,406               7,347         7,530

-----------------------------------------------------------------------------------------------------------------------------------
                                         FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

                                                                                               Nine months ended September 30
Dollars in thousands                                                                                1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from                Net income                                                        $   94,249            85,407
operating activities           Adjustments to reconcile net income to net cash
                                 provided by operating activities
                                   Provision for possible credit losses                              28,325            47,686
                                   Depreciation and amortization of premises
                                     and equipment                                                   14,427            13,339
                                   Provision for deferred income taxes                               (9,492)          (20,336)
                                   Asset write-downs                                                  3,622             2,422
                                   Net gain on sales of assets                                       (8,246)           (4,447)
                                   Net change in accrued interest receivable, payable                 6,298             1,895
                                   Net change in other accrued income and expense                    58,822               (22)
                                   Net change in loans held for sale                               (151,611)          145,694
                                   Net change in trading account assets and liabilities              (1,032)            3,025
                               ----------------------------------------------------------------------------------------------------
                                   Net cash provided by operating activities                         35,362           274,663
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from                Proceeds from sales of investment securities
investing activities             Available for sale                                                 387,696             3,052
                                 Other                                                                   --               252
                               Proceeds from maturities of investment securities
                                 Available for sale                                                 197,096           493,957
                                 Held to maturity                                                    44,942            36,875
                               Purchases of investment securities
                                 Available for sale                                                (443,507)          (16,244)
                                 Held to maturity                                                  (286,624)          (39,707)
                                 Other                                                               (2,641)          (12,741)
                               Net increase in interest-bearing
                                 deposits at banks                                                 (125,357)          (15,099)
                               Net increase in loans and leases                                    (832,004)         (488,190)
                               Capital expenditures, net                                            (10,463)           (3,550)
                               Acquisitions, net of cash acquired                                    58,697                --
                               Other, net                                                             5,567             2,255
                               ----------------------------------------------------------------------------------------------------
                                 Net cash used by investing activities                           (1,006,598)          (39,140)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from                Net increase in deposits                                             840,819             9,277
financing activities           Net increase (decrease) in short-term borrowings                         552           (52,076)
                               Proceeds from the issuance of subordinated debt                      100,000                --
                               Payments on long-term borrowings                                         (86)              (77)
                               Purchases of treasury stock                                          (34,141)          (39,719)
                               Dividends paid - common                                              (11,713)          (10,780)
                               Dividends paid - preferred                                            (2,700)           (2,700)
                               Other, net                                                             7,663            (4,380)
                               ----------------------------------------------------------------------------------------------------
                                 Net cash provided (used) by financing activities                   900,394          (100,455)
                               ----------------------------------------------------------------------------------------------------
                               Net increase (decrease) in cash and cash equivalents              $  (70,842)          135,068
                               Cash and cash equivalents at beginning of period                     380,861           525,221
                               Cash and cash equivalents at end of period                        $  310,019           660,289
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental                   Interest received during the period                               $  670,928           548,519
disclosure of cash             Interest paid during the period                                      292,415           194,610
flow information               Income taxes paid during the period                                   42,013            85,160
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental schedule
of noncash investing
and financing activities       Real estate acquired in settlement of loans                       $    5,152             8,912
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Unrealized
                                                                                     investment
                                       Preferred    Common               Undivided  gains (losses),  Treasury
Dollars in thousands, except per share   stock       stock     Surplus    profits        net           stock         Total
-----------------------------------------------------------------------------------------------------------------------------------
1994
Balance - January 1, 1994               $40,000     40,487     97,787     595,322         9,148       (58,750)      $723,994
Net income                                   --         --         --      85,407            --            --         85,407
Preferred stock cash dividends               --         --         --      (2,700)           --            --         (2,700)
Common stock cash dividends -
  $1.60 per share                            --         --         --     (10,780)           --            --        (10,780)
Exercise of stock options                    --         --        542          --            --           813          1,355
Purchases of treasury stock                  --         --         --          --            --       (39,719)       (39,719)
Unrealized losses on investment
  securities available for sale, net         --         --         --          --       (36,840)           --        (36,840)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1994            $40,000     40,487     98,329     667,249       (27,692)      (97,656)      $720,717
-----------------------------------------------------------------------------------------------------------------------------------
1995
Balance - January 1, 1995               $40,000     40,487     98,014     694,274       (50,555)     (101,224)      $720,996
Net income                                   --         --         --      94,249            --            --         94,249
Preferred stock cash dividends               --         --         --      (2,700)           --            --         (2,700)
Common stock cash dividends -
  $1.80 per share                            --         --         --     (11,713)           --            --        (11,713)
Exercise of stock options                    --         --        511          --            --         2,425          2,936
Purchases of treasury stock                  --         --         --          --            --       (34,141)       (34,141)
Unrealized gains on investment
  securities available for sale, net         --         --         --          --        39,717            --         39,717
-----------------------------------------------------------------------------------------------------------------------------------

Balance - September 30, 1995            $40,000     40,487     98,525     774,110       (10,838)     (132,940)      $809,344
-----------------------------------------------------------------------------------------------------------------------------------



CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Nine months ended September 30
Dollars in thousands                                                                                  1995           1994
-----------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                                    $243,332        195,878
Provision for possible credit losses                                                                   28,325         47,686
Net charge-offs
  Charge-offs                                                                                         (19,693)       (23,093)
  Recoveries                                                                                            7,146         13,846
-----------------------------------------------------------------------------------------------------------------------------------
    Total net charge-offs                                                                             (12,547)        (9,247)
-----------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                       $259,110        234,317
-----------------------------------------------------------------------------------------------------------------------------------

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

2.  Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

                                September 30, 1995        December 31, 1994
                              -----------------------   ----------------------
                                            Estimated                Estimated
                               Amortized      fair       Amortized     fair
In thousands                     cost         value        cost        value
                              ----------    ---------    ---------   ---------
Investment securities
  available for sale:
U.S. Treasury and federal
  agencies                    $   15,777       15,966        5,775       5,762
Mortgage-backed securities
  Government issued
   or guaranteed                 812,335      798,291      869,031     822,533
  Other                          606,353      598,091      706,909     665,209
Other debt securities              3,937        4,007        6,537       6,557
Equity securities                 14,813       18,046       14,664      14,334
                              ----------    ---------    ---------   ---------
                               1,453,215    1,434,401    1,602,916   1,514,395
                              ----------    ---------    ---------   ---------

Investment securities
  held to maturity:
U.S. Treasury and
  federal agencies               270,212      271,615      171,112     164,602
Obligations of states and
  political subdivisions          48,338       48,711       55,787      55,872
Other debt securities            150,669      150,684          752         691
                              ----------    ---------    ---------   ---------
                                 469,219      471,010      227,651     221,165
                              ----------    ---------    ---------   ---------

Other securities                  50,802       50,802       48,994      48,994
                              ----------    ---------    ---------   ---------

Total                         $1,973,236    1,956,213    1,879,561   1,784,554
                              ==========    =========    =========   =========

3.  Interest rate swap agreements

At September 30, 1995, the Company had outstanding currently effective interest rate swap agreements entered into for interest rate risk management purposes with a notional amount of approximately $2.6 billion. The swaps modify the repricing characteristics of certain portions of the loan and deposit portfolios. The net effect of interest rate swaps was to increase net interest income by $737 thousand and to decrease net interest income by $192 thousand during the three months and nine months ended September 30, 1995, respectively, and to increase net interest income by $2.6 million and $12.5 million during the three months and nine months ended September 30, 1994, respectively. As of September 30, 1995, the Company had also entered into a forward swap with an aggregate notional amount of $88 million. This forward interest rate swap commitment had no effect on net income. The

Company estimates that as of September 30, 1995, it would have received approximately $10.9 million if all interest rate swap agreements were terminated. This estimated market value is not recognized in the consolidated financial statements.

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

5.  Capitalized mortgage servicing rights

In the second quarter of 1995, the Company adopted SFAS No. 122 retroactive to January 1, 1995. SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, whether those servicing rights are originated or purchased. Pursuant to the provisions of SFAS No. 122, the total cost of mortgage loans sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. These mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Prior to the adoption of SFAS No. 122, only mortgage servicing rights acquired through purchase transactions were recorded as assets.

To estimate the fair value of mortgage servicing rights, the Company considers prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. For purposes of evaluating and measuring impairment of capitalized mortgage servicing rights, the Company stratifies such rights based on predominant risk characteristics of underlying loans, such as loan type, note rate and term. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. As of September 30, 1995, the carrying value and estimated fair value of capitalized mortgage servicing rights was $29.7 million and $40.1 million, respectively. There was no impairment of capitalized mortgage servicing rights at September 30, 1995.

The effect of implementing SFAS No. 122 during 1995 was to increase net income for the three and nine month periods ended September 30, 1995 by $1.8 million and $3.3 million, respectively. Retroactive application of the provisions of SFAS No. 122 to prior years is not permitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income of First Empire State Corporation ("First Empire") reached $35.6 million or $5.14 per common share in the third quarter of 1995, increases of 22% and 26%, respectively, from the $29.1 million or $4.09 per common share earned in the third quarter of 1994. For the nine months ended September 30, 1995, net income was $94.2 million or $13.50 per common share, increases of 10% and 14%, respectively, from $85.4 million or $11.82 per common share in the corresponding 1994 period. Excluding the after-tax effect of securities transactions, net income in the recent quarter totaled $32.8 million, or $4.71 per common share, increases of 13% and 15%, respectively, from $29.0 million or $4.08 per common share in the comparable 1994 quarter. On the same basis, net income was $91.4 million or $13.08 per common share for the first nine months of 1995, up 7% and 11%, respectively, from $85.3 million or $11.81 per common share in the comparable 1994 period.

The rate of return on average assets for First Empire and its consolidated subsidiaries ("the Company") in the third quarter of 1995 was 1.19%, compared with 1.16% in the prior year third quarter and 1.10% in 1995's second quarter. The return on average common stockholders' equity increased to 18.10% in the recent quarter compared with 16.58% in the third quarter of 1994 and 16.87% in the second quarter of 1995. Exclusive of securities transactions, the recent quarter's annualized return on assets and common stockholders' equity were 1.10% and 16.61%, respectively. The rate of return on average assets was 1.11% in the first nine months of 1995, compared with 1.15% during the corresponding 1994 period. Through the first three quarters of 1995, the return on average common stockholders' equity was 16.81%, up from 16.19% in the comparable 1994 period. Excluding securities transactions, such ratios were 1.08% and 16.29% in 1995, compared with 1.14% and 16.18% in 1994.

As reported previously, on December 1, 1994 First Empire acquired Ithaca Bancorp, Inc. ("Ithaca Bancorp"), Ithaca, New York, with total assets of $470 million, including $369 million of loans, and liabilities of $425 million, including $330 million of deposits. On December 10, 1994, the Company purchased approximately $146 million of deposits from Chemical Bank, along with seven branch offices in the Hudson Valley region of New York State, and on July 21, 1995, acquired four branch offices from The Chase Manhattan Bank, N.A., including approximately $84 million in deposits.

On March 6, 1995, the Company's mortgage banking subsidiary, M&T Mortgage Corporation, acquired Statewide Funding Corporation ("Statewide"), a privately-owned mortgage banking company based near Albany, New York. Statewide had a mortgage servicing portfolio of approximately $1.0 billion at the acquisition date and originated more than $400 million of mortgage loans in 1994. Additionally, on October 2, 1995 M&T Mortgage Corporation acquired the mortgage servicing rights and origination franchise of Exchange Mortgage Corp. ("Exchange"), a mortgage banking company based in Huntington Station, New York. Exchange had total mortgage originations of approximately $177 million in 1994 and serviced a portfolio of approximately $370 million.

The acquisitions noted in the two preceding paragraphs were consummated for cash and have been accounted for as purchase transactions. Accordingly, the operating results of the acquired entities have been included in the consolidated results of operations of the Company since the respective acquisition dates.

As described in Note 5 of Notes to Financial Statements, during the second quarter of 1995 the Company adopted Statement of Financial Accounting

Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," retroactive to January 1, 1995. The effect of implementing SFAS No. 122 was to increase net income $1.8 million and $3.3 million for the three and nine month periods ended September 30, 1995, respectively.

On October 2, 1995, M&T Bank, National Association ("M&T Bank, N.A."), a national bank subsidiary of First Empire headquartered in Oakfield, New York, commenced operations. Initially, M&T Bank, N.A. is offering consumer banking products, primarily credit cards and home equity lines of credit. Credit cards will be offered in New York and in selected markets outside the state, while home equity lines of credit will be offered by M&T Bank, N.A. only in markets outside of New York. Additionally, M&T Bank, N.A. will market retail certificates of deposits nationwide.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income increased to $125.0 million in the third quarter of 1995, up $6.8 million from $118.2 million in the third quarter of 1994 and $4.6 million higher than the $120.4 million earned in the second quarter of 1995. Growth in average loans outstanding was the primary factor contributing to the improvement in net interest income. Increased demand for loans and the December 1994 acquisition of Ithaca Bancorp resulted in a $1.6 billion increase in average loans to $9.0 billion in the third quarter of 1995 from $7.4 billion in the third quarter of 1994. Average loans totaled $8.7 billion during the second quarter of 1995.

The increase in average loans, combined with a $187 million increase in average investment securities, led to a $1.8 billion increase in average earning assets to $11.4 billion in the third quarter of 1995 from $9.6 billion in the third quarter of 1994. Average earning assets in the recent quarter increased $296 million from $11.1 billion in the second quarter of 1995. The effect of increases in average earning assets on net interest income was partially offset by a narrowing of the net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.

For the first nine months of 1995, taxable-equivalent net interest income was $365.1 million, up from $354.0 million in the corresponding 1994 period. An increase in earning assets of $1.4 billion, partially offset by a reduction in the net interest spread, contributed to this improvement.

The Company's net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, was 4.35% in the third quarter of 1995, compared with 4.87% in the third quarter of 1994 and 4.35% in the second quarter of 1995. A higher proportion of loans, which generally yield more than investment securities and money-market assets, in the earning assets portfolio and generally higher interest rates resulted in an overall yield on average earning assets of 8.40% in the third quarter of 1995, up 54 basis points (hundredths of one percent) from the corresponding 1994 quarter. However, higher interest rates also contributed to a 119 basis point rise in the cost of interest-bearing liabilities to 4.72% from the year earlier quarter, more than offsetting the gain on the yield on earning assets. The yield on average earning assets in the second quarter of 1995 was 8.39%, while the rate paid on interest-bearing liabilities totaled 4.69%. As a result, the Company's net interest spread was 3.68% in the recent quarter, compared with 4.33% and 3.70% in the third quarter of 1994 and the second quarter of 1995, respectively.

While narrowing the net interest spread, higher interest rates resulted in a more significant contribution to net interest margin from interest-free funds. The contribution of interest-free funds rose to .67% in the third quarter of 1995 from .54% in the comparable 1994 quarter. Interest-free funds contributed .65% to net interest margin during the second quarter of 1995. A higher level of interest-free funds and a 119 basis point increase in the rate paid on interest-bearing liabilities used to value these funds resulted in the improvement in the third quarter of 1995 from a year earlier. Average interest-free funds, which consist primarily of noninterest-bearing demand deposits and stockholders' equity, totaled $1.6 billion in the third quarter of 1995, up $146 million or 10% from a year earlier, and $100 million or 7% from the second quarter of 1995.

For the first nine months of 1995, net interest margin decreased to 4.46% from 4.93% in the corresponding period in 1994. The decrease was caused by a decline in the net interest spread to 3.81% from 4.45%, partially offset by an increased contribution of interest-free funds, to .65% from .48% in 1994's first three quarters.

Changing interest rates and spreads impact the Company's net interest income. Management analyzes the Company's exposure to such changes by projecting net interest income under a number of different interest rate scenarios. As part of its management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, rates paid on interest-bearing deposits. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at a fixed rate of interest and makes payments at a variable rate. At September 30, 1995, the weighted average rates to be received and paid under interest rate swap agreements were 6.20% and 5.82%, respectively. The effect of interest rate swaps on the Company's net interest income and margin as well as average notional amounts are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

                                      Three months ended September 30
                           ----------------------------------------------------
                                      1995                       1994
                           -------------------------   ------------------------
                             Amount        Rate(1)       Amount        Rate(1)
                           ----------      ------      ----------     ---------
Increase (decrease) in:
  Interest income          $   (1,312)      (.04)%     $    2,672       .11%
  Interest expense             (2,049)      (.08)              36        --
                           ----------                  ----------
  Net interest
    income/margin          $      737        .03%      $    2,636       .11%
                           ==========       ====       ==========      ====
Average notional
  amount (2)               $2,571,181                  $1,740,217
                           ==========                  ==========

                                      Nine months ended September 30
                           ----------------------------------------------------
                                      1995                      1994
                           -------------------------   ------------------------
                             Amount        Rate(1)       Amount        Rate(1)
                           ----------      ------      ----------     ---------
Increase (decrease) in:
  Interest income          $   (4,655)      (.05)%     $   10,076       .14%
  Interest expense             (4,463)      (.06)%         (2,378)     (.04)
                           ----------                  ----------
  Net interest
    income/margin          $     (192)       --        $   12,454       .17%
                           ==========       ====       ==========      ====
Average notional
  amount (2)               $2,556,883                  $1,430,552
                           ==========                  ==========

(1) Computed as an annualized percentage of earning assets or interest-bearing liabilities

(2) Excludes forward-starting interest rate swaps

The Company estimates that as of September 30, 1995 it would have received approximately $10.9 million if all interest rate swap agreements entered into for interest rate risk management purposes were terminated. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not reflected in the consolidated financial statements.

Average investment securities totaled $2.2 billion in the third quarter of 1995, up from $2.0 billion and $2.1 billion in the third quarter of 1994 and the second quarter of 1995, respectively. During the recent quarter, the Company sold $325 million of U. S. Treasury securities for a pre-tax gain of approximately $4.9 million. The level of investment securities is influenced by such factors as the management of balance sheet size and resulting capital ratios, ongoing repayments, growth in loans, which generally yield more than investment securities, and the level of deposits.

Average loans and leases increased 21% to $9.0 billion in the third quarter of 1995 from $7.4 billion in the corresponding 1994 quarter and 4% from $8.7 billion in the second quarter of 1995. Stronger loan demand resulting in part from improved economic conditions and the December 1994 addition of $369 million of loans in the Ithaca Bancorp acquisition contributed to this growth. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

                                                   Percent increase from
                                     3rd Qtr.       3rd Qtr.   2nd Qtr.
                                       1995           1994       1995
                                     --------      ---------   --------
Commercial, financial, etc.           $1,838          26%         2%
Real estate - commercial               3,540          12          2
Real estate - consumer                 1,861          32          8
Consumer                               1,799          26          6
                                      ------         ---        ---
      Total                           $9,038          21%         4%
                                      ======         ===        ===

Core deposits represent a significant source of funding to the Company and are commonly generated through the branch network at generally lower interest rates than are available on wholesale funds of similar maturities. Such deposits include noninterest-bearing demand deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000. Including core deposits obtained in the December 1994 and July 1995 acquisitions, average core deposits increased to $7.4 billion in 1995's third quarter, up from $6.8 billion in the year earlier quarter and $7.3 billion in the second quarter of 1995. Increases in interest rates paid on deposits in response to higher money-market rates have contributed to the higher level of core deposits and to a shift into time deposits from more liquid deposit accounts. The accompanying table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS
Dollars in millions

                                                     Percent increase
                                                     (decrease) from
                                     3rd Qtr.      3rd Qtr.    2nd Qtr.
                                       1995          1994        1995
                                     --------      --------    --------
NOW accounts                          $  784          6%          3%
Savings deposits                       2,869        (11)         (3)
Time deposits under $100,000           2,619         47           2
Demand deposits                        1,143         12          10
                                      ------         ---        ---
    Total                             $7,415         10%          1%
                                      ======         ===        ===

The Company began accepting brokered retail certificates of deposit in the fourth quarter of 1994 in order to reduce short-term borrowings and lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $919 million during the third quarter of 1995 and totaled $946 million at September 30, 1995, compared with an average balance of $888 million during the second quarter of 1995 and an equal amount outstanding at June 30, 1995. The weighted average remaining term to maturity of brokered deposits at September 30, 1995 was 1.8 years. Additional amounts of brokered deposits may be solicited from time to time depending on such factors as current market conditions and the cost of funds available from alternative sources.

In addition to deposits, the Company uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York ("FHLB") and others as sources of funding. Short-term borrowings averaged $1.7 billion in the recent quarter compared with $1.8 billion in the comparable quarter of 1994 and $1.6 billion in the second quarter of 1995.

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

Provision for Possible Credit Losses

The purpose of the provision is to replenish or build the Company's allowance for possible credit losses to a level necessary to maintain an adequate reserve position. In assessing the adequacy of the allowance for possible credit losses, management performs an ongoing evaluation of the loan portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Based upon the results of such review, management believes that the allowance for possible credit losses at September 30, 1995 was adequate to absorb credit losses from existing loans, leases and credit commitments.

Improved economic conditions in market areas served by the Company contributed to a reduction in the provision for possible credit losses to $11.3 million in the third quarter of 1995 from $13.8 million in the year earlier quarter. However, the provision in the recent quarter increased from $8.5 million in the second quarter of 1995 reflecting, in part, continued
growth in the loan portfolio.   Net loan charge-offs totaled $6.0 million in
the third quarter of 1995, up from $2.6 million in 1994's third quarter and $3.4 million in the second quarter of 1995. Net charge-offs as an annualized percentage of average loans and leases were .27% in the recent quarter, .14% in the corresponding 1994 quarter and .16% in the second quarter of 1995.
For the nine months ended September 30, 1995 and 1994, the provision for possible credit losses was $28.3 million and $47.7 million, respectively. Through September 30, net charge-offs were $12.5 million in 1995 and $9.2 million in 1994, representing .19% and .17%, respectively, of average loans and leases.

Nonperforming loans were $76.2 million or .83% of total loans and leases outstanding at September 30, 1995, compared with $82.0 million or 1.08% at September 30, 1994 and $75.4 million or .85% at June 30, 1995. Nonperforming commercial real estate loans totaled $42.4 million at September 30, 1995, $54.5 million at September 30, 1994 and $42.9 million at June 30, 1995. Included in these totals were loans secured by properties located in the New York City metropolitan area of $17.8 million at the recent quarter-end, $35.1 million at September 30, 1994 and $21.0 million at June 30, 1995. Assets taken in foreclosure of defaulted loans were $8.5 million at September 30, 1995, compared with $11.3 million at September 30, 1994 and $8.4 million at June 30, 1995.

The allowance for possible credit losses was $259.1 million, or 2.81% of total loans and leases at September 30, 1995, compared with $234.3 million or 3.09% a year earlier, $243.3 million or 2.96% at December 31, 1994 and $253.8 million or 2.86% at June 30, 1995. The ratio of the allowance for possible credit losses to nonperforming loans was 340% at the most recent quarter-end, compared with 286% a year earlier, 314% at December 31, 1994 and 337% at June 30, 1995.

A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSETS
Dollars in thousands

                                           1995 Quarters                        1994 Quarters
                                    Third       Second      First              Fourth      Third
                                    -----       ------      -----              ------      -----
Nonaccrual loans                   $59,720      60,889      64,941             62,787      72,355
Loans past due
  90 days or more                   16,516      14,530      12,275             11,754       9,663
Renegotiated loans                      --          --       2,600              2,994          --
                                   -------      ------      ------             ------      ------
Total nonperforming loans           76,236      75,419      79,816             77,535      82,018
                                   -------      ------      ------             ------      ------
Other real estate owned              8,520       8,390       8,824             10,065      11,281
                                   -------      ------      ------             ------      ------
Total nonperforming assets         $84,756      83,809      88,640             87,600      93,299
                                   =======      ======      ======             ======      ======

Nonperforming loans
  to total loans and leases,
  net of unearned discount             .83%        .85%        .93%               .94%       1.08%
Nonperforming assets
  to total net loans and
  other real estate owned              .92%        .94%       1.03%              1.06%       1.23%
                                       ===         ===        ====               ====        ====

Other Income

Excluding the effects of investment securities transactions, other income totaled $39.5 million in the third quarter of 1995, up 45% from $27.1 million in the year-earlier quarter and 16% from $33.9 million in the second quarter of 1995. On the same basis, other income for the first nine months of 1995 was $99.8 million, up 17% from $85.0 million in the comparable period of 1994. As previously noted, the Company realized a gain of approximately $4.9 million upon the sale of U. S. Treasury securities during the recent quarter. These securities had been previously classified as available for sale.

Reflecting the effect of recent acquisitions, service charges on deposit accounts totaled $9.6 million in the third quarter of 1995, up 9% from $8.8 million in the third quarter of 1994 and essentially unchanged from the second quarter of 1995. Trust income of $6.5 million in the third quarter of 1995 was up from $5.1 million and $5.8 million in the third quarter of 1994 and second quarter of 1995, respectively. The increases were attributable to enhanced earnings from the personal and institutional trust businesses, and mutual fund management fees. Merchant discount and credit card fees were $2.8 million in the recent quarter, up from $2.1 million and $2.4 million in the third quarter of 1994 and second quarter of 1995, respectively. Trading account losses totaled $579 thousand in the third quarter of 1995, compared with gains of $591 thousand in the corresponding quarter of 1994 and $359 thousand in the second quarter of 1995.

Other revenue from operations totaled $21.0 million in the recent quarter, up from $10.5 million in the third quarter of 1994 and $15.7 million from the second quarter of 1995. Higher mortgage banking revenues contributed to this rise, including increased servicing fees resulting from origination activities and acquisitions, the effect of the 1995 implementation of SFAS No. 122, and a $3.2 million gain from the sale of approximately $300 million of servicing rights. Residential mortgage loans serviced for others totaled $5.2 billion and $3.7 billion at September 30, 1995 and 1994, respectively.

For the first nine months of the year, service charges on deposit accounts, including the impact of deposit accounts associated with the franchises obtained in the 1994 and 1995 acquisitions, increased 7% to $28.4 million in 1995, from $26.5 million in 1994. Compared to the same period in 1994, trust income increased 11% to $18.1 million during the first nine months of 1995, while merchant discount and credit card fees increased 20% to $7.5 million. Trading account activity resulted in a gain of $473 thousand for the first nine months of 1995 compared with $476 thousand in the comparable 1994 period.

Other revenues from operations increased 28% to $45.3 million in the first nine months of 1995 from $35.4 million in the comparable 1994 period. Higher mortgage banking revenues, including $5.9 million of income related to the implementation of SFAS No. 122, were a significant factor contributing to the increase in revenue over the comparable 1994 period. During the first three quarters of 1994, the Company realized a gain of $1.4 million from the sale of residential mortgage loan participations acquired from the Federal Deposit Insurance Corporation ("FDIC") and $2.2 million of income relating to lease receivable termination payments.

Other Expense

Other expense totaled $97.6 million in the third quarter of 1995, compared with $80.6 million in the third quarter of 1994 and $90.3 million in the second quarter of 1995. Through the first nine months of 1995, other expense totaled $277.4 million or 15% higher than in the comparable 1994 period.

Salaries and employee benefits expense was $49.7 million in the recent quarter, 22% higher than the corresponding 1994 quarter and 12% above the second quarter of 1995. For the first nine months of 1995, salaries and benefits expense increased $17.8 million or 15% from the comparable 1994 period. Expenses associated with the entities acquired in 1994 and 1995, expansion of subsidiaries providing mortgage banking services and sales of mutual funds and annuities, as well as higher expenses for stock appreciation rights and other incentive-based compensation arrangements contributed to these increases.

Nonpersonnel expenses totaled $48.0 million in the third quarter of 1995, up $8.2 million from the third quarter of 1994 and $1.9 million from the second quarter of 1995. Such expenses were $137.4 million during the first nine months of 1995, up 15% from $119.6 million during the comparable 1994 period. Higher mortgage banking-related expenses and expenses associated with operating the acquired entities contributed to the increases, together with the write-off in February 1995 of $2.3 million of non-marketable securities of Nationar, a bank that provided services to financial institutions, which was seized by banking regulators. During the third quarter of 1995, the Company's assessment from the FDIC for deposit insurance provided by the Bank Insurance Fund ("BIF") was reduced retroactive to June 1, 1995. The effect of the change in assessment rate was to lower the Company's nonpersonnel expenses for the third quarter of 1995 by $4.4 million, including $830 thousand relating to the assessment for the second quarter of 1995.
Recently, congressional committees have passed proposals that would require a one-time special assessment related to deposits insured by the Savings Association Insurance Fund of the FDIC. The Company has approximately $1.2 billion of such deposits obtained in acquisitions. Although the amount of any such special assessment cannot be precisely predicted, management believes that it is likely that a special assessment will ultimately be levied against the Company.

Capital

Common stockholders' equity totaled $769.3 million at September 30, 1995, compared with $680.7 million a year earlier and $681.0 million at December 31, 1994. On a per share basis, common stockholders' equity was $119.53 at September 30, 1995, increases of 16% from both $102.73 at September 30, 1994 and $103.02 at December 31, 1994. Total stockholders' equity at September 30, 1995 was $809.3 million or 6.89% of total assets, compared with $720.7 million or 7.00% of total assets a year earlier and $721.0 million or 6.85% at December 31, 1994.

Stockholders' equity at September 30, 1995 was reduced by $10.8 million, or $1.68 per common share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale, compared with reductions of $27.7 million or $4.18 per common share at September 30, 1994 and $50.6 million or $7.65 per common share at December 31, 1994. The market valuation of investment securities and other assets and liabilities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. The regulatory capital ratios of the Company and its banking subsidiaries, M&T Bank and The East New York Savings Bank ("East New York"), as of September 30, 1995 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
September 30, 1995

                     First Empire            M&T
                    (Consolidated)           Bank             East New York
                    --------------          ------            -------------
Core capital             8.49%               7.72%                11.44%
Total capital           11.64%              11.13%                12.70%
Leverage                 6.68%               6.19%                 7.41%


First Empire has historically maintained capital ratios well in excess of minimum regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders' equity, was 15.28% and 13.89% during the three and nine month periods ended September 30, 1995, respectively, compared with 13.44% and 13.30% during the comparable periods of 1994. To further strengthen the "total capital" ratios of M&T Bank and the Company, M&T Bank issued $100 million of ten-year subordinated capital notes in July 1995.

During the recent quarter, First Empire acquired 64,030 shares and thereby completed the program announced in December 1993 to repurchase and hold as treasury stock up to 506,930 shares of its common stock for reissuance upon the possible future conversion of its 9% convertible preferred stock. The 506,930 repurchased shares were acquired at an average per share cost of $154.08.

-----------------------------------------------------------------------------------------------------------------------------------
                                             FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL HIGHLIGHTS

                                                      Three months ended                    Nine months ended
                                                         September 30                          September 30
Amounts in thousands, except per share                1995           1994       Change     1995           1994     Change
-----------------------------------------------------------------------------------------------------------------------------------
For the period
-----------------------------------------------------------------------------------------------------------------------------------
     Net income                                       $35,627         29,098    + 22%     $94,249        85,407    + 10%
     Per common share
       Net income
         Primary                                        $5.14           4.09    + 26       $13.50         11.82    + 14
         Fully diluted                                   4.89           3.93    + 24        12.83         11.34    + 13
       Cash dividends                                     .60            .60      --         1.80          1.60    + 13
     Average common shares outstanding
       Primary                                          6,763          6,899    -  2        6,783         6,998    -  3
       Fully diluted                                    7,291          7,406    -  2        7,347         7,530    -  2
     Annualized return on
       Average total assets                              1.19%          1.16%                1.11%         1.15%
       Average common stockholders' equity              18.10%         16.58%               16.81%        16.19%
     Market price per common share
       Closing                                        $190.00         151.50    + 25      $190.00        151.50    + 25
       High                                            194.50         165.00               194.50        165.00
       Low                                             170.00         146.00               136.50        135.00
-----------------------------------------------------------------------------------------------------------------------------------
At September 30
-----------------------------------------------------------------------------------------------------------------------------------
     Loans and leases,
       net of unearned discount                   $ 9,222,141      7,590,158    + 22%
     Total assets                                  11,753,862     10,300,556    + 14
     Total deposits                                 9,170,048      7,362,453    + 25
     Total stockholders' equity                       809,344        720,717    + 12
     Stockholders' equity per common share            $119.53         102.73    + 16
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                          FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

                                                                   1995 Third quarter                    1995 Second quarter
                                                           Average                   Average     Average                   Average
Average balance in millions; interest in thousands         balance      Interest      rate       balance      Interest      rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                            $   1,838    $  39,821        8.59%       1,805       39,410        8.76%
  Real estate                                                5,401      120,430        8.92        5,187      116,067        8.95
  Consumer                                                   1,799       44,029        9.71        1,690       41,110        9.75
-----------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                              9,038      204,280        8.97        8,682      196,587        9.08
-----------------------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                           126        2,331        7.37          121        2,225        7.39
  Federal funds sold and agreements
    to resell securities                                        12          189        6.05          139        2,227        6.44
  Trading account                                               49          600        4.90           29          371        5.02
-----------------------------------------------------------------------------------------------------------------------------------
    Total money-market assets                                  187        3,120        6.64          289        4,823        6.69
-----------------------------------------------------------------------------------------------------------------------------------
Investment securities
  U.S. Treasury and federal agencies                         1,336       20,532        6.10        1,340       19,658        5.88
  Obligations of states and political subdivisions              46          809        6.96           57          965        6.84
  Other                                                        797       12,633        6.29          740       10,435        5.65
-----------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                              2,179       33,974        6.18        2,137       31,058        5.83
-----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                                    11,404      241,374        8.40       11,108      232,468        8.39
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                          (256)                                 (251)
Cash and due from banks                                        336                                   317
Other assets                                                   364                                   332
-----------------------------------------------------------------------------------------------------------------------------------
    Total assets                                         $  11,848                                11,506
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                           $     784        3,129        1.58          760        2,948        1.55
  Savings deposits                                           2,869       21,770        3.01        2,950       21,920        2.98
  Time deposits                                              4,119       60,943        5.87        4,075       60,008        5.91
  Deposits at foreign office                                    96        1,297        5.36          117        1,504        5.16
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                          7,868       87,139        4.39        7,902       86,380        4.38
-----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                        1,719       25,559        5.90        1,588       23,787        6.01
Long-term borrowings                                           194        3,631        7.42           96        1,929        8.04
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                       9,781      116,329        4.72        9,586      112,096        4.69
-----------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                              1,143                                 1,043
Other liabilities                                              123                                   111
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                       11,047                                10,740
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                           801                                   766
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity           $  11,848                                11,506
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                    3.68                                  3.70
Contribution of interest-free funds                                                    0.67                                  0.65
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                          $ 125,045        4.35%                  120,372        4.35%
-----------------------------------------------------------------------------------------------------------------------------------

*Includes nonaccrual loans

















-----------------------------------------------------------------------------------------------------------------------------------
                                          FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

                                                                   1995 First quarter
                                                           Average                   Average
Average balance in millions; interest in thousands         balance      Interest      rate
-----------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                                1,671       35,772        8.68%
  Real estate                                                5,048      112,059        8.88
  Consumer                                                   1,592       37,788        9.62
-----------------------------------------------------------------------------------------------
    Total loans and leases, net                              8,311      185,619        9.06
-----------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                            67        1,294        7.82
  Federal funds sold and agreements
    to resell securities                                        14          200        5.75
  Trading account                                               13          193        5.94
-----------------------------------------------------------------------------------------------
    Total money-market assets                                   94        1,687        7.25
-----------------------------------------------------------------------------------------------
Investment securities
  U.S. Treasury and federal agencies                         1,100       15,671        5.78
  Obligations of states and political subdivisions              56          948        6.86
  Other                                                        769       12,325        6.50
-----------------------------------------------------------------------------------------------
    Total investment securities                              1,925       28,944        6.10
-----------------------------------------------------------------------------------------------
    Total earning assets                                    10,330      216,250        8.49
-----------------------------------------------------------------------------------------------
Allowance for possible credit losses                          (247)
Cash and due from banks                                        313
Other assets                                                   285
-----------------------------------------------------------------------------------------------
    Total assets                                            10,681
-----------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                                 734        2,765        1.53
  Savings deposits                                           3,040       22,312        2.98
  Time deposits                                              3,702       51,573        5.65
  Deposits at foreign office                                   184        2,336        5.14
-----------------------------------------------------------------------------------------------
    Total interest-bearing deposits                          7,660       78,986        4.18
-----------------------------------------------------------------------------------------------
Short-term borrowings                                        1,076       15,663        5.90
Long-term borrowings                                            96        1,930        8.13
-----------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                       8,832       96,579        4.43
-----------------------------------------------------------------------------------------------
Demand deposits                                              1,038
Other liabilities                                               74
-----------------------------------------------------------------------------------------------
    Total liabilities                                        9,944
-----------------------------------------------------------------------------------------------
Stockholders' equity                                           737
-----------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity              10,681
-----------------------------------------------------------------------------------------------
Net interest spread                                                                    4.06
Contribution of interest-free funds                                                    0.64
-----------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                            119,671        4.70%
-----------------------------------------------------------------------------------------------

*Includes nonaccrual loans

-----------------------------------------------------------------------------------------------------------------------------------
                                          FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

                                                            1994 Fourth quarter                       1994 Third quarter
                                                     Average                   Average         Average                   Average
Average balance in millions; interest in thousands   balance      Interest      rate           balance      Interest      rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                      $   1,551    $  32,609        8.34%           1,457       29,797        8.11%
  Real estate                                          4,757      103,982        8.74            4,562       98,574        8.64
  Consumer                                             1,497       34,881        9.25            1,423       33,281        9.28
-----------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                        7,805      171,472        8.72            7,442      161,652        8.62
-----------------------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                      11          138        4.85              158        1,863        4.68
  Federal funds sold and agreements
    to resell securities                                 124        1,674        5.35               20          244        4.86
  Trading account                                          6           86        5.62                8          110        5.34
-----------------------------------------------------------------------------------------------------------------------------------
    Total money-market assets                            141        1,898        5.32              186        2,217        4.73
-----------------------------------------------------------------------------------------------------------------------------------
Investment securities
  U.S. Treasury and federal agencies                   1,075       14,841        5.48            1,116       13,954        4.96
  Obligations of states and political subdivisions        53          841        6.24               53          760        5.69
  Other                                                  795       12,491        6.24              823       11,972        5.77
-----------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                        1,923       28,173        5.81            1,992       26,686        5.32
-----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                               9,869      201,543        8.10            9,620      190,555        7.86
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                    (240)                                     (230)
Cash and due from banks                                  314                                       298
Other assets                                             257                                       271
-----------------------------------------------------------------------------------------------------------------------------------
    Total assets                                   $  10,200                                     9,959
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                     $     734        2,786        1.51              739        2,840        1.52
  Savings deposits                                     3,105       21,936        2.80            3,214       21,258        2.62
  Time deposits                                        2,606       33,216        5.06            2,119       24,307        4.55
  Deposits at foreign office                             221        2,539        4.55              159        1,610        4.01
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                    6,666       60,477        3.60            6,231       50,015        3.18
-----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                  1,609       21,135        5.21            1,836       20,841        4.50
Long-term borrowings                                      83        1,675        8.06               76        1,537        8.07
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                 8,358       83,287        3.95            8,143       72,393        3.53
-----------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                        1,037                                     1,019
Other liabilities                                         81                                        82
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                  9,476                                     9,244
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                     724                                       715
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity     $  10,200                                     9,959
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                              4.15                                      4.33
Contribution of interest-free funds                                              0.60                                       .54
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                    $ 118,256        4.75%                      118,162        4.87%
-----------------------------------------------------------------------------------------------------------------------------------

*Includes nonaccrual loans

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

   A number of lawsuits were pending against First Empire and its subsidiaries at September 30, 1995. In the opinion of management, the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated financial condition. Moreover, management believes that First Empire and its subsidiaries have substantial defenses in such litigation, but that there can be no assurance that the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated results of operations in the future.

Item 2. Changes in Securities.
        (Not applicable.)

Item 3. Defaults Upon Senior Securities.
        (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.
        (Not applicable.)

Item 5. Other Information.  (None.)

Item 6. Exhibits and Reports on Form 8-K.

    (a) The following exhibits are filed as a part of this report:

           Exhibit
             No.
            ----
             11 Statement re: Computation of Earnings Per Common Share. Filed herewith.

             27   Financial Data Schedule.  Filed herewith.

    (b) Reports on Form 8-K.

           First Empire did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRST EMPIRE STATE CORPORATION


Date: November 10, 1995       By: /s/ James L. Vardon
                                  ---------------------------------------------
                                  James L. Vardon
                                  Executive Vice President
                                  and Chief Financial Officer

                              EXHIBIT INDEX



Exhibit
  No.
-------

  11    Statement re: Computation of Earnings Per Common Share. Filed herewith.

  27    Financial Data Schedule.  Filed herewith.