Form 10-K
period 1995-12-31
FIRST EMPIRE STATE CORP
filed 1996-03-15
CIK 36270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Common Stock, $5 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on March 4, 1996: $1,048,221,974.

Number of shares of the Common Stock, $5 par value, outstanding as of the close of business on March 4, 1996: 6,350,518 shares.

                      Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders of First Empire State Corporation in Part III.

                                FIRST EMPIRE STATE CORPORATION
                                ------------------------------

                                           FORM 10-K
                                           ---------

                          For the fiscal year ended December 31, 1995
                          -------------------------------------------

CROSS-REFERENCE SHEET                                                       Form
---------------------                                                       10-K
PART I                                                                      Page
------                                                                      ----

Item 1.     Business                                                           5

Statistical disclosure pursuant to Guide 3

  I. Distribution of assets, liabilities, and stockholders' equity; interest rates and interest rate differential

      A.    Average balance sheets                                         42-43

      B.    Interest income/expense and resulting yield or rate
            on average interest-earning assets (including non-
            accrual loans) and interest-bearing liabilities                42-43

      C.    Rate/volume variances                                             19

 II.  Investment portfolio

      A.    Year-end balances                                              64-65

      B.    Maturity schedule and weighted average yield                      50

III.  Loan portfolio

      A.    Year-end balances                                                 67

      B.    Maturities and sensitivities to changes in interest rates      48,51

      C.    Risk elements
            Nonaccrual, past-due and renegotiated loans                       47
            Actual and pro forma interest on certain loans                    67
            Nonaccrual policy                                                 60
            Foreign outstandings                                              30

 IV.  Summary of loan loss experience

      A.    Charge-offs and recoveries                                        45
            Factors influencing management's judgment concerning
            the adequacy of the allowance and provision                       60

      B.    Allocation of allowance for loan losses                           46

 V.   Deposits

      A.    Average balances and rates                                     42-43

      B.    Maturity schedule of domestic time deposits with
            balances of $100,000 or more                                      49

 VI.  Return on equity and assets, etc.                                 18,24,33

                                FIRST EMPIRE STATE CORPORATION
                                ------------------------------

                                           FORM 10-K
                                           ---------

                          For the fiscal year ended December 31, 1995
                          -------------------------------------------

CROSS-REFERENCE SHEET--continued                                         Form
--------------------------------                                         10-K
                                                                         Page
                                                                         ----

PART I, continued
-----------------

Item  1.    Business, continued

VII.        Short-term borrowings                                      70-71

Item  2.    Properties                                              20,68-69

Item  3.    Legal Proceedings                                             20

Item  4.    Submission of Matters to a Vote of Security Holders           20

            Executive Officers of the Registrant                       20-22


PART II
-------

Item  5.    Market for Registrant's Common Equity and Related
            Stockholder Matters                                           23

      A.    Principal market                                              23
            Market prices                                              36-37

      B.    Approximate number of holders at year-end                     16

      C.    Frequency and amount of dividends declared                    37

      D.    Restrictions on dividends                               10-11,83

Item  6.    Selected Financial Data

      A.    Selected consolidated year-end balances                       16

      B.    Consolidated earnings, etc.                                17-18

Item  7.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations              23-52

Item  8.    Financial Statements and Supplementary Data

      A.    Report of Independent Accountants                             54

      B.    Consolidated Balance Sheet -
            December 31, 1995 and 1994                                    55

                                FIRST EMPIRE STATE CORPORATION
                                ------------------------------

                                           FORM 10-K
                                           ---------

                          For the fiscal year ended December 31, 1995
                          -------------------------------------------

CROSS-REFERENCE SHEET--continued                                         Form
--------------------------------                                         10-K
                                                                         Page
                                                                         ----
PART II, continued
------------------

Item 8, continued

     C.     Consolidated Statement of Income -
            Years ended December 31, 1995, 1994 and 1993                  56

     D.     Consolidated Statement of Cash Flows -
            Years ended December 31, 1995, 1994 and 1993                  57

     E.     Consolidated Statement of Changes in
            Stockholders' Equity - Years ended December 31,               58
            1995, 1994 and 1993

     F.     Notes to Financial Statements                              59-85

     G.     Quarterly Trends                                              37

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                        86

PART III
--------
Item 10.    Directors and Executive Officers of the
            Registrant                                                    86

Item 11.    Executive Compensation                                        86

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                                         86

Item 13.    Certain Relationships and Related Transactions                86

PART IV
-------
Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                           87


            Signatures                                                 88-90


Exhibit Index                                                          91-92

                                     PART I
Item 1.  Business.

First Empire State Corporation ("Registrant" or "First Empire") is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA") and under Article III-A of the New York Banking Law ("Banking Law"). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14240. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the "Company". As of December 31, 1995, the Company had consolidated total assets of $12.0 billion, deposits of $9.5 billion and stockholders' equity of $846 million. The Company had 4,148 full-time and 741 part-time employees as of December 31, 1995.

At December 31, 1995, the Registrant had three wholly owned bank subsidiaries: Manufacturers and Traders Trust Company ("M&T Bank"), The East New York Savings Bank ("East New York") and M&T Bank, National Association ("M&T Bank, N.A.").

Since the beginning of 1990, the Company has experienced significant growth through federally-assisted acquisitions of assets and liabilities of failed thrift institutions and through unassisted acquisition transactions involving commercial banks, thrift institutions and mortgage banking companies. In January and September 1990, respectively, M&T Bank, in two federally-assisted transactions, purchased selected assets and assumed selected liabilities of Monroe Savings Bank, FSB, Rochester, New York, and Empire Federal Savings Bank of America, Buffalo, New York, two institutions that had been placed in receivership. In May 1991, M&T Bank and East New York similarly purchased certain assets and assumed certain liabilities of Goldome, a Buffalo, New York savings bank, from the Federal Deposit Insurance Corporation ("FDIC"), as receiver. In July 1992, Central Trust Company and Endicott Trust Company, two banks located in Rochester and Endicott, New York, respectively, were acquired and merged with and into M&T Bank. In December 1994, First Empire acquired Ithaca Bancorp, Inc. ("Ithaca Bancorp"), Ithaca, New York, and simultaneously merged Ithaca Bancorp's savings bank subsidiary, Citizens Savings Bank, F.S.B., into M&T Bank. Also, in December 1994, M&T Bank acquired from Chemical Bank selected assets and liabilities associated with seven banking offices in New York State's Hudson Valley region. In July 1995, M&T Bank acquired from The Chase Manhattan Bank, N.A., selected assets and liabilities associated with four banking offices, three of which were located in New York State's Hudson Valley region, and one of which was located in Western New York.

The following table summarizes the loans and deposits acquired by the Company in the bank acquisition transactions described above at the time those transactions were consummated:

                      Recent Bank Acquisitions and Mergers

                                                          Loans    Deposits
                                                           -----    --------
                                                       (In billions of dollars)

   Monroe Savings Bank, FSB                                 $0.4      $0.5
   Empire Federal Savings Bank of America                    0.5       1.2
   Goldome                                                   1.0       2.2
   Central Trust Company                                     0.8       1.0
   Endicott Trust Company                                    0.2       0.3
   Ithaca Bancorp, Inc.                                      0.4       0.3
   Acquisition of banking offices - 1994                       -       0.1
   Acquisition of banking offices - 1995                       -       0.1

On March 6, 1995, M&T Bank's mortgage banking subsidiary, M&T Mortgage Corporation ("M&T Mortgage"), acquired Statewide Funding Corporation ("Statewide"), a privately-owned mortgage banking company based near Albany, New York. Statewide had a mortgage servicing portfolio of approximately $1.0 billion as of the acquisition date. Statewide was merged with and into M&T Mortgage on the same date. On October 2, 1995, M&T Mortgage acquired the mortgage servicing rights and origination franchise of Exchange Mortgage Corporation ("Exchange"), a mortgage banking company based in Huntington Station, New York. As of the acquisition date, Exchange serviced residential mortgage loans owned by other investors having an outstanding principal balance of approximately $370 million.

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

                                  Subsidiaries

M&T Bank is a banking corporation which is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System, the FDIC and the Federal Home Loan Bank System. First Empire acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of First Empire. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14240. As of December 31, 1995, M&T Bank had 146 banking offices located throughout New York State, including 121 in Western New York and in the Southern Tier of New York State, principally in Buffalo, Rochester, Ithaca and Binghamton, 22 banking offices in the Hudson Valley region and one in New York City, plus a branch in Nassau, The Bahamas and a representative office in Syracuse. As of December 31, 1995, M&T Bank had consolidated total assets of $10.2 billion, deposits of $7.8 billion and stockholder's equity of $669 million. The deposit liabilities of M&T Bank are insured by the FDIC through either its Bank Insurance Fund ("BIF") or its Savings Association Insurance Fund ("SAIF"). Of M&T Bank's $7.4 billion in assessable deposits at December 31, 1995, 82% were assessed as BIF-insured and the remainder as SAIF-insured deposits. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State and on New York-based small and medium-size businesses, however certain of M&T Bank's subsidiaries conduct lending activities in markets outside of New York State. M&T Bank also provides other financial services through its operating subsidiaries.

East New York was acquired by First Empire in December 1987. East New York, originally organized in 1868, is a New York-chartered capital stock savings bank and a member of the FDIC and of the Federal Home Loan Bank System. The deposit liabilities of East New York are insured by the FDIC through the BIF. The stock of East New York represents a major asset of First Empire. The principal executive offices of East New York are located at 2644 Atlantic Avenue, Brooklyn, New York 11207. Its banking business is conducted from 16 banking offices located in New York City and Nassau County, Long Island. As of December 31, 1995, East New York had consolidated total assets of $1.8 billion, deposits of $1.6 billion and stockholder's equity of $134 million. East New York takes deposits from, and offers other banking services to, a diverse base of customers located in its markets. East New York concentrates on marketing on behalf of the Company commercial mortgage loans that are secured by income producing properties that are primarily located throughout the metropolitan New York City area, especially apartment buildings and cooperative apartments.

M&T Bank, N.A., a national bank and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the BIF. The main office of M&T Bank, N.A. is located at 54 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, primarily through direct mail and telephone marketing techniques. As of December 31, 1995, M&T Bank, N.A. had total assets of $246 million, deposits of $69 million and stockholder's equity of $25 million. Credit card receivables of $211 million were transferred to M&T Bank, N.A. by M&T Bank during 1995.

M&T Capital Corporation ("M&T Capital"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in January 1968. M&T Capital is a federally-licensed small business investment company operating under the provisions of the Small Business Investment Act of 1958, as amended ("SBIA"). M&T Capital provides equity capital and long-term credit to "small-business concerns", as defined by the SBIA. M&T Capital had assets of $8 million and stockholder's equity of $7 million as of December 31, 1995, and recorded approximately $3.8 million of revenues in 1995. The headquarters of M&T Capital are located at One M&T Plaza, Buffalo, New York 14240.

M&T Credit Corporation ("M&T Credit"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in April 1994. M&T Credit is a consumer credit company with headquarters at One M&T Plaza, Buffalo, New York 14240, and offices in Pennsylvania. As of December 31, 1995, M&T Credit had assets of $102 million and stockholder's equity of $0.6 million. M&T Credit recorded $4.7 million of revenues during 1995.

M&T Mortgage, the wholly owned mortgage banking subsidiary of M&T Bank, was incorporated as a New York business corporation in November 1991. M&T Mortgage's principal activities are comprised of the origination of residential mortgage loans and providing residential mortgage loan servicing to M&T Bank, East New York and others. M&T Mortgage operates throughout New York State, and also maintains branch offices in Colorado, Massachusetts, Ohio, Oregon, Pennsylvania, Utah and Washington. M&T Mortgage had assets of $293 million and stockholder's equity of $76 million as of December 31, 1995, and recorded approximately $56.6 million of revenues during 1995. The headquarters of M&T Mortgage are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Financial Corporation ("M&T Financial"), a New York business corporation, is a wholly owned subsidiary of M&T Bank which specializes in capital-equipment leasing. M&T Financial was formed in October 1985, had assets of $83 million and stockholder's equity of $15 million as of December 31, 1995, and recorded approximately $0.9 million of revenues in 1995. The headquarters of M&T Financial are located at One M&T Plaza, Buffalo, New York 14240.

M&T Real Estate, Inc.("M&T Real Estate"), is a subsidiary of M&T Bank which was incorporated as a New York business corporation in August 1995. M&T Bank owns all of the outstanding common and 87.3% of the preferred stock of M&T Real Estate. The remaining 12.7% of M&T Real Estate's preferred stock is owned by officers of the Company. M&T Real Estate engages in commercial real estate lending and servicing activities. During August 1995, M&T Bank contributed $1.9 billion of commercial mortgage loans, representing substantially all of its commercial real estate loan portfolio, to M&T Real Estate. In addition, substantially all of East New York's commercial real estate loan portfolio of approximately $1.2 billion was transferred to M&T Bank, which in turn contributed such loans to M&T Real Estate. In consideration for the transfer of commercial real estate loans, East New York received from M&T Bank a portfolio of residential mortgage and home equity loans with an aggregate estimated market value comparable to that of the net assets transferred by East New York to M&T Bank. As of December 31, 1995, M&T Real Estate had assets of $3.2 billion and stockholder's equity of $3.1 billion. M&T Real Estate recorded $122 million of revenues in 1995. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Securities, Inc. ("M&T Securities") is a wholly owned subsidiary of M&T Bank which was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and provides securities brokerage and investment advisory services. As of December 31, 1995, M&T Securities had assets of $4.1 million and stockholder's equity of $(81) thousand. M&T Securities recorded $8.6 million of revenues during 1995. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14240.

Highland Lease Corporation ("Highland Lease"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in October 1994. Highland Lease is a consumer leasing company with headquarters at One M&T Plaza, Buffalo, New York 14240. As of December 31, 1995, Highland Lease had assets of $108 million and stockholder's equity of $7.3 million. Highland Lease recorded $4.9 million of revenues during 1995.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries represented, individually and collectively, an insignificant portion of the Company's consolidated assets, net income and stockholders' equity at December 31, 1995.

            Lines of Business, Principal Services, Industry Segments
                             and Foreign Operations

Commercial and retail banking, with activities incidental thereto, represents the sole significant line and/or segment of business of the Company. The Company's international activities are discussed in note 15 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data". The only activities that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in each of the last three years were lending and investment securities transactions. The amount of income from such sources during those years is set forth on the Company's Consolidated Statement of Income filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data".

                           Supervision and Regulation

The banking industry is subject to extensive state and federal regulation and continues to undergo significant change. In 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted. FDICIA substantially amended the Federal Deposit Insurance Act ("FDI Act") and certain other statutes. Since FDICIA's enactment, the federal bank regulatory agencies have adopted regulations to implement its statutory provisions.

The following discussion summarizes certain aspects of the banking laws and regulations that affect the Company. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company. To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

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

Under the BHCA, the Registrant may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any company, including a bank, without the prior approval of the Federal Reserve Board, except as specifically authorized under the BHCA. The Registrant is also subject to regulation under the Banking Law with respect to certain acquisitions of domestic banks. Under the BHCA, the Registrant, subject to the approval of the Federal Reserve Board, may acquire shares of non-banking corporations the activities of which are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Federal Reserve Board has enforcement powers over bank holding companies and their non-banking subsidiaries, among other things, to interdict activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative orders or written agreements with a federal bank regulator. These powers may be exercised through the issuance of cease-and-desist orders, civil money penalties or other actions.

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

On September 29, 1994, the Riegle-Neal Interstate Banking Efficiency Act of 1994 (the "Interstate Banking Act") was enacted into law. Generally, the Interstate Banking Act permits bank holding companies to acquire banks in any state as of September 29, 1995, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits, prior to June 1, 1997, a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if the home states of both banks expressly permit interstate bank mergers; permits, beginning June 1, 1997, a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank, beginning June 1, 1997, if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

On January 29, 1996, New York State enacted into law an interstate branching law which enables New York to "opt-in" early to interstate branching by merger and acquisition, as permitted under the Interstate Banking Act. The law adopted in New York (the "New York Interstate Branching Law") provides for the immediate opt-in of branching by merger or acquisition on a reciprocal basis until June 1, 1997, and is thereafter unrestricted. The New York Interstate Branching Law permits the acquisition of a single branch on a reciprocal basis until June 1, 1997, and thereafter without restriction, but does not provide for de novo interstate branching.

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

                 Supervision and Regulation of Bank Subsidiaries

The Registrant's banking subsidiaries are subject to regulation, and are examined regularly, by various bank regulatory agencies: M&T Bank by the Federal Reserve Board and the Banking Superintendent; East New York by the FDIC and the Banking Superintendent; and M&T Bank, N.A. by the Comptroller of the Currency. The Registrant and its direct non-banking subsidiaries are affiliates, within the meaning of the Federal Reserve Act, of the Registrant's subsidiary banks and their subsidiaries. As a result, the Registrant's subsidiary banks and their subsidiaries are subject to restrictions on loans or extensions of credit to, purchases of assets from, investments in, and transactions with the Registrant and its direct non-banking subsidiaries and on certain other transactions with them or involving their securities.

Under the "cross-guarantee" provisions of the FDI Act, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the BIF or SAIF of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Thus, any insured depository institution subsidiary of First Empire could incur liability to the FDIC in the event of a default of another insured depository institution owned or controlled by First Empire. The FDIC's claim under the cross-guarantee provisions is superior to claims of stockholders of the insured depository institution or its holding company and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the BIF or SAIF or both.

                        Dividends from Bank Subsidiaries

M&T Bank, East New York and M&T Bank, N.A. are subject, under one or more of the banking laws, to restrictions on the amount and frequency (no more often than quarterly) of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 18 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and

Supplementary Data," and to other statutory powers of bank regulatory agencies.

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

As reflected in the following table, the risk-based capital ratios and leverage ratios of the Registrant, M&T Bank, East New York and M&T Bank, N.A. as of December 31, 1995 exceeded the risk-based capital adequacy guidelines and the leverage standard.

               Capital Components and Ratios at December 31, 1995
                              (dollars in millions)

                           Registrant                               M&T Bank,
                         (Consolidated)   M&T Bank   East New York     N.A.
                         --------------   --------   -------------     ----
Capital Components
 Tier 1 capital             $   821      $  646          $  133       $  22
 Total capital                1,118         927             148          25

Risk-weighted assets
and off-balance sheet
instruments                 $ 9,624      $8,392          $1,168        $235

Risk-based Capital Ratio
 Tier 1 capital                8.53%       7.70%          11.41%       9.46%
 Total capital                11.62       11.05           12.68       10.76

Leverage Ratio                 6.91        6.38            7.33       10.08


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

In August 1995, the federal banking agencies issued final rules under which exposure to interest rate risk will be measured as the effect that a change in interest rates would have on the net economic value of a bank. This economic perspective considers the effect that changing interest rates may have on the value of a bank's assets, liabilities and off-balance sheet positions. Exposure estimates collected through a new proposed supervisory measurement process, a bank's historical financial performance, and it's earnings exposure to interest rate movements will be quantitative factors used by examiners to determine the adequacy of a bank's capital for interest rate risk. Examiners will also consider qualitative factors, including the adequacy of a bank's internal interest rate risk management. As a result, the final supervisory judgement on a bank's capital adequacy may differ significantly from conclusions that might be drawn solely from the level of the bank's risk-based capital ratio. Although the final rule did not codify a measurement framework, the federal banking agencies also intend to adopt a measurement framework which can be incorporated into risk-based capital standards.

Bank regulators periodically propose amendments to the risk-based capital guidelines and related regulatory framework. While the Company's management studies such proposals, the timing of adoption, ultimate form and effect of such proposed amendments on the Company's capital requirements and operations cannot be predicted.

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

Under the implementing regulations adopted by the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or
(iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C)"critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The Federal Reserve Board may reclassify a "well capitalized" bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. M&T Bank, East New York and M&T Bank, N.A. currently meet the definition of "well capitalized" institutions.

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

FDICIA also contains a variety of other provisions that may affect the operations of the Company, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, limitations on the amount of capitalized mortgage servicing rights and purchased credit card relationships includable in Tier 1 capital, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch. FDICIA also contains a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not "well capitalized" or are "adequately capitalized" and have not received a waiver from the FDIC.

                       FDIC Deposit Insurance Assessments

As institutions insured by the BIF and the SAIF, M&T Bank, East New York and M&T Bank, N.A. are subject to FDIC deposit insurance assessments. Under current law the insurance assessment to be paid by BIF-insured institutions shall be specified in a schedule required to be issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designed to increase the reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) no later than 2006. The FDIC is also authorized to impose one or more special assessments in any amounts deemed necessary to enable repayment of amounts borrowed by the FDIC from the Treasury Department. On September 15, 1992, the FDIC approved the implementation of a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on the institution's capital classification under the prompt corrective action provisions described above, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The assessment rates under the system range from .23% to .31% depending upon the assessment category into which the insured institution is placed. The risk-based assessment system became effective January 1, 1993. In September 1995, the FDIC announced that the BIF was fully capitalized at the end of May 1995. As a result, the BIF assessments from the FDIC for M&T Bank and East New York were reduced to .04%, retroactive to June 1, 1995. In addition, effective January 1, 1996, such assessment was reduced to a nominal level for M&T Bank, East New York and M&T Bank, N.A. The FDIC retains the ability to increase BIF assessments and to levy special additional assessments.

With respect to deposit insurance assessments on SAIF-insured deposits at M&T Bank (which represent approximately 18% of its total assessed deposit liabilities), under current law such assessments must be the greater of .15% of M&T Bank's average assessment base (as defined) or such rate as the FDIC at its sole discretion determines to be appropriate to increase (or maintain) the reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) within a reasonable period of time. From January 1, 1994 through December 31, 1997 the assessment rate must not be less than .18% of the institution's average assessment base. The assessment rate may be higher if the FDIC, in its sole discretion, determines such higher rate to be appropriate. Effective January 1, 1993, the risk-based deposit premium assessment system described above was made applicable to SAIF-insured deposits. However, unlike assessments for BIF-insured deposits, the FDIC has not reduced the 1995 or 1996 assessment rates for SAIF-insured deposits. Furthermore, in 1995 congressional committees considered proposals that would require a one-time special assessment related to deposits insured by the SAIF. Although final legislation has yet to be enacted, management believes that it is likely that a special assessment will ultimately be levied against M&T Bank on its SAIF insured deposits.

A significant increase in the assessment rate or a special additional assessment with respect to insured deposits could have an adverse impact on the results of operations and capital of M&T Bank, East New York or M&T Bank, N.A.

                              Governmental Policies

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

                                   Competition

The Company competes in offering commercial and personal financial services with other banking institutions and with firms in a number of other industries, such as thrift institutions, credit unions, personal loan companies, sales finance companies, leasing companies, securities brokers and dealers, insurance companies and retail merchandising organizations. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis. Compared to less extensively regulated financial services companies, the Company's operations are significantly impacted by state and federal regulations applicable to the banking industry. Moreover, the provisions of the Interstate Banking Act and the New York State Interstate Branching Law may further ease entry into New York State by out-of-state banking institutions. As a result, the number of banking organizations with which the Registrant's subsidiary banks compete may grow in the future.

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
-------------------------------------------------------------------------------------------------------------------
                                                                                                    Item 1, Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES


Dollars in thousands                                    1995         1994         1993         1992         1991
-------------------------------------------------   -----------   ----------   ----------    ---------   ----------
Money-market assets
  Interest-bearing deposits at banks                $   125,500          143       55,044      110,041            -
  Federal funds sold and resell agreements                1,000        3,080      329,429      312,461       67,351
  Trading account                                         9,709        5,438        9,815       53,515       42,957
-------------------------------------------------   -----------   ----------   ----------    ---------    ---------
    Total money-market assets                           136,209        8,661      394,288      476,017      110,308

Investment securities
  U.S. Treasury and federal agencies                  1,087,005      999,407    1,387,395      916,621    1,725,604
  Obligations of states and political subdivisions       35,250       55,787       49,230       53,789      128,409
  Other                                                 647,040      735,846      992,527      750,154      731,973
-------------------------------------------------   -----------   ----------   ----------    ---------    ---------
    Total investment securities                       1,769,295    1,791,040    2,429,152    1,720,564    2,585,986

Loans and leases
  Commercial, financial, leasing, etc.                2,013,937    1,680,415    1,510,205    1,478,555    1,068,606
  Real estate - construction                             77,604       53,535       51,384       35,831       30,895
  Real estate - mortgage                              5,648,590    5,046,937    4,540,177    4,422,730    4,091,414
  Consumer                                            2,133,592    1,666,230    1,337,293    1,211,401    1,015,722
-------------------------------------------------   -----------   ----------   ----------    ---------    ---------
    Total loans and leases                            9,873,723    8,447,117    7,439,059    7,148,517    6,206,637
  Unearned discount                                    (317,874)    (229,824)    (177,960)    (164,713)    (160,083)
  Allowance for possible credit losses                 (262,344)    (243,332)    (195,878)    (151,690)    (100,265)
-------------------------------------------------   ------------  ----------   ----------    ---------    ---------
    Loans and leases, net                             9,293,505    7,973,961    7,065,221    6,832,114    5,946,289

Other real estate owned                                   7,295       10,065       12,222       16,694       10,354
Total assets                                         11,955,902   10,528,644   10,364,958    9,587,931    9,171,066
-------------------------------------------------   -----------   ----------   ----------    ---------    ---------

Demand deposits                                       1,184,359    1,087,102    1,052,258    1,078,690      655,876
NOW accounts                                            768,559      748,199      764,690      770,618      683,732
Savings deposits                                      2,765,301    3,098,438    3,364,983    3,573,717    2,841,590
Time deposits                                         4,596,053    3,106,723    1,982,272    2,536,309    3,066,897
Deposits at foreign office                              155,303      202,611      189,058      117,776      226,229
-------------------------------------------------   -----------   ----------   ----------    ---------    ---------
    Total deposits                                    9,469,575    8,243,073    7,353,261    8,077,110    7,474,324

Short-term borrowings                                 1,273,206    1,364,850    2,101,667      692,691    1,022,430
Long-term borrowings                                    192,791       96,187       75,590       75,685        9,477
Total liabilities                                    11,109,649    9,807,648    9,640,964    8,961,136    8,635,291
-------------------------------------------------   -----------   ----------   ----------    ---------    ---------
Stockholders' equity                                    846,253      720,996      723,994      626,795      535,775
-------------------------------------------------   -----------   ----------   ----------    ---------    ---------




STOCKHOLDERS, EMPLOYEES AND OFFICES

Number at year-end                                      1995         1994         1993         1992         1991
-------------------------------------------------   -----------   ----------   ----------   ----------    ---------
Stockholders                                              3,787        3,981        3,985        4,157        4,346
Employees                                                 4,889        4,505        4,400        4,275        3,338
Banking offices                                             181          168          145          151          115
-------------------------------------------------   -----------   ----------   ----------   ----------    ---------

---------------------------------------------------------------------------------------------------
                            FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------
                                                                                    Item 1, Table 2
CONSOLIDATED EARNINGS

Dollars in thousands                             1995       1994       1993       1992       1991
--------------------------------------------  ---------    -------    -------    -------    -------
Interest income
Loans and leases, including fees              $ 794,181    633,077    608,473    602,932    592,395
Money-market assets
  Deposits at banks                               8,181      2,212      6,740      1,083      7,864
  Federal funds sold and resell agreements        3,007      4,751     20,403     18,100      5,322
  Trading account                                 1,234        361      1,242      2,927     15,716
Investment securities
  Fully taxable                                 118,791    104,185    101,187    125,529    138,808
  Exempt from federal taxes                       2,760      2,760      2,584      5,906      9,292
--------------------------------------------  ---------    -------    -------    -------    -------
  Total interest income                         928,154    747,346    740,629    756,477    769,397
--------------------------------------------  ---------    -------    -------    -------    -------
Interest expense
NOW accounts                                     11,902     11,286     13,113     16,544     27,418
Savings deposits                                 87,612     84,804     90,392    110,142    123,468
Time deposits                                   239,882     97,067     98,508    153,588    242,684
Deposits at foreign office                        6,952      5,894      3,243      4,348      9,014
Short-term borrowings                            84,225     73,868     58,459     38,386     36,972
Long-term borrowings                             11,157      6,287      6,158        590        659
--------------------------------------------  ---------    -------    -------    -------    -------
  Total interest expense                        441,730    279,206    269,873    323,598    440,215
--------------------------------------------  ---------    -------    -------    -------    -------
Net interest income                             486,424    468,140    470,756    432,879    329,182
Provision for possible credit losses             40,350     60,536     79,958     84,989     63,412
--------------------------------------------  ---------    -------    -------    -------    -------
Net interest income after provision
  for possible credit losses                    446,074    407,604    390,798    347,890    265,770
--------------------------------------------  ---------    -------    -------    -------    -------
Other income
Trust income                                     25,477     22,574     23,865     16,905     11,847
Service charges on deposit accounts              38,290     35,016     32,291     28,372     20,688
Merchant discount and other credit card fees     10,675      8,705      7,932      6,728      5,776
Trading account gains                             1,151        700      2,702      1,684      5,015
Gain on sales of bank investment securities       4,479        128        870     28,050        450
Mortgage banking revenues                        37,142     16,002     12,776     10,943      8,548
Gain on sales of venture capital investments      2,619        802      2,896      3,230      2,064
Other revenues from operations                   29,705     39,812     27,212     30,314     23,298
--------------------------------------------  ---------    -------    -------    -------    -------
  Total other income                            149,538    123,739    110,544    126,226     77,686
--------------------------------------------  ---------    -------    -------    -------    -------
Other expense
Salaries and employee benefits                  188,222    161,221    154,340    130,751    103,201
Equipment and net occupancy                      50,526     49,132     47,823     41,659     33,350
Printing, postage and supplies                   14,442     13,516     13,021     13,111     10,727
Deposit insurance                                14,675     16,442     17,684     17,783     15,222
Other costs of operations                       106,574     96,551     94,951    108,034     66,161
--------------------------------------------  ---------    -------    -------    -------    -------
  Total other expense                           374,439    336,862    327,819    311,338    228,661
--------------------------------------------  ---------    -------    -------    -------    -------
Income before income taxes                      221,173    194,481    173,523    162,778    114,795
Income taxes                                     90,137     77,186     71,531     64,841     47,601
--------------------------------------------  ---------    -------    -------    -------    -------
Net income                                    $ 131,036    117,295    101,992     97,937     67,194
============================================  =========    =======    =======    =======    =======
Dividends declared
  Common                                      $  16,224     14,743     13,054     10,780      9,344
  Preferred                                       3,600      3,600      3,600      3,600      2,860
============================================  =========    =======    =======    =======    =======

----------------------------------------------------------------------------------------
                    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------
                                                                         Item 1, Table 3

COMMON SHAREHOLDER DATA

                                               1995     1994     1993     1992     1991
--------------------------------------------  ------   ------    -----    -----    -----
Per Share
  Net income                                  $18.79    16.35    13.87    13.41     9.32
  Cash dividends declared                       2.50     2.20     1.90     1.60     1.40
  Stockholders' equity at year-end            125.33   103.02    99.43    85.79    73.91
Dividend payout ratio                          12.73%   12.97%   13.27%   11.43%   14.52%
============================================  ======   ======    =====    =====    =====


-----------------------------------------------------------------------------------------------------------------------------
                             FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                              Item 1, Table 4

CHANGES IN INTEREST INCOME AND EXPENSE*

                                                               1995 compared with 1994            1994 compared with 1993
                                                               -----------------------            -----------------------
                                                                        Resulting from                      Resulting from
                                                                          changes in:                         changes in:
                                                              Total     ---------------           Total     ---------------
Increase (decrease) in thousands                              change    Volume     Rate           change    Volume     Rate
---------------------------------------------------------     ------    ------     ----           ------    ------     ----
Interest income
Loans and leases, including fees                           $ 161,336   127,303    34,033       $  24,416    38,266   (13,850)
Money-market assets
   Deposits at banks                                           5,969     4,005     1,964          (4,528)   (6,055)    1,527
   Federal funds sold and agreements to resell securities     (1,744)   (3,335)    1,591         (15,652)  (20,432)    4,780
   Trading account                                               840       952      (112)           (935)   (1,083)      148
Investment securities
   U.S. Treasury and federal agencies                         17,563     3,841    13,722          (5,735)   (6,451)      716
   Obligations of states and political subdivisions              348      (227)      575             472       747      (275)
   Other                                                      (2,945)   (6,562)    3,617           8,682       972     7,710
---------------------------------------------------------  ---------                           ---------
   Total interest income                                   $ 181,367                           $   6,720
=========================================================  =========                           =========
Interest expense
Interest-bearing deposits
   NOW accounts                                            $     616       237       379       $  (1,827)      (28)   (1,799)
   Savings deposits                                            2,808    (9,704)   12,512          (5,588)   (5,848)      260
   Time deposits                                             142,815   105,852    36,963          (1,441)   (3,099)    1,658
   Deposits at foreign office                                  1,058      (953)    2,011           2,651     1,146     1,505
Short-term borrowings                                         10,357   (16,495)   26,852          15,409    (4,856)   20,265
Long-term borrowings                                           4,870     5,272      (402)            129       135        (6)
---------------------------------------------------------  ---------                           ---------
   Total interest expense                                  $ 162,524                           $   9,333
=========================================================  =========                           =========

 * Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 2.  Properties.

Both First Empire and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 276,000 rentable square feet of space, is owned in fee by M&T Bank, and was completed in 1967 at a cost of approximately $17 million. First Empire, M&T Bank and their subsidiaries occupy approximately 68% of the building and the remainder is leased to non-affiliated tenants. At December 31, 1995, the cost of this property, net of accumulated depreciation, was $10.2 million.


In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 346,000 rentable square feet of space at a cost of approximately $12 million. Approximately 83% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 1995, the cost of this building, including improvements made subsequent to acquisition and net of accumulated depreciation, was $16.3 million.

M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 223,000 square feet and their combined cost, net of accumulated depreciation, was $12.5 million.

The cost, net of accumulated depreciation and amortization, of the Company's premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data". Of the 161 domestic banking offices of the Registrant's subsidiary banks, 57 are owned in fee and 104 are leased.

Item 3.  Legal Proceedings.

A number of lawsuits were pending against the Registrant and its subsidiaries at December 31, 1995. In the opinion of management, the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated financial condition. Moreover, management believes that the Company has substantial defenses in such litigation, but there can be no assurance that the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated results of operations in the future.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not applicable

                      Executive Officers of the Registrant

Information concerning the Registrant's executive officers is presented below as of March 4, 1996. Shown parenthetically is the year since which the officer has held the indicated position with the Registrant or its subsidiaries. In the case of each such corporation, officers' terms run until the first meeting of the board of directors after such corporation's annual meeting, and until their successors are elected and qualified.

      Robert G. Wilmers, age 61, is chairman of the board (1994), president
         (1988), chief executive officer (1983) and a director (1982) of the Registrant. He is chairman of the board, president and chief executive officer (1983) and a director (1982) of M&T Bank. Mr. Wilmers is a director of East New York (1988) and M&T Financial (1985). He is chairman of the board and a director of M&T Bank, N.A.(1995).


      William A. Buckingham, age 53, is an executive vice president (1990) of the Registrant and of M&T Bank and is in charge of the Company's Retail Banking Division. Mr. Buckingham is a director of M&T Securities. He is an executive vice president and a director of M&T Bank, N.A.(1995). Mr. Buckingham is chairman of the board and a director of M&T Credit
         (1995); chairman of the board and a director of Highland Lease (1995);

         and a director of M&T Securities (1995). Mr. Buckingham held a number of management positions with Manufacturers Hanover Trust Company from 1973 to 1990, including the position of executive vice president of its branch banking division which he held immediately prior to joining the Registrant and M&T Bank.


      Atwood Collins, III, age 49, is the president, chief executive officer and a director (1995) of East New York. Previously, Mr. Collins served as executive vice president and chief operating officer of East New York
         (1988). Mr. Collins is a director of M&T Real Estate (1995). Mr. Collins held a number of management positions with Morgan Guaranty Trust Company of New York from 1972 to 1988, including the position of senior vice president and manager of treasury operations which he held immediately prior to joining East New York.


      Brian E. Hickey, age 43, is president (1994) of the Rochester Division of
         M&T Bank and has responsibility for managing all of M&T Bank's business segments in the Rochester market. Before joining M&T Bank, Mr. Hickey served as regional president, Rochester/Southern Region of Marine Midland Bank, which he joined as a regional executive in 1989.


      James L. Hoffman, age 56, is president (1992) of the Hudson Valley
         Division of M&T Bank. Mr. Hoffman served as chairman of the board, president, chief executive officer and a director (1983) of The First National Bank of Highland, which had been a wholly owned subsidiary of the Registrant prior to its merger with and into M&T Bank on February 29, 1992. Mr. Hoffman is a director of M&T Financial (1986). He served as an executive vice president of M&T Bank from 1974 to 1984.


      Barbara L. Laughlin, age 51, is an executive vice president of the Registrant (1993) and of M&T Bank (1990), and is in charge of the Company's Technology and Banking Operations Division. Ms. Laughlin is an executive vice president and a director of M&T Bank, N.A.(1995). Ms. Laughlin was executive vice president of retail banking and technology at The Seamen's Bank for Savings from June 1986 to April 1990 before joining M&T Bank.


      William C. Rappolt, age 50, is an executive vice president and treasurer of the Registrant (1993) and M&T Bank (1984), and executive vice president of East New York (1994). Mr. Rappolt is in charge of the Company's Treasury Division. Mr. Rappolt is a director of M&T Financial
         (1985), M&T Securities (1985), and is an executive vice president and a director of M&T Bank, N.A.(1995).


      Robert E. Sadler, Jr., age 50, is an executive vice president of the Registrant (1990) and of M&T Bank (1983), and is in charge of the Company's Commercial Banking Division. Mr. Sadler is chairman of the board (1987) and a director of M&T Capital (1983); chairman of the board (1989) and a director of M&T Financial (1985); chairman of the board and a director of M&T Mortgage (1991); chairman of the board and a director of M&T Securities (1994); president, chief executive officer and a director of M&T Bank, N.A.(1995); and chairman of the board, president and a director of M&T Real Estate (1995).


      Harry R. Stainrook, age 59, is an executive vice president of the Registrant (1993) and of M&T Bank (1985), and is in charge of M&T Bank's Trust and Investment Services Division. Mr. Stainrook is a director of M&T Securities (1994).

      James L. Vardon, age 54, is an executive vice president and chief financial officer (1984) of the Registrant and of M&T Bank, and is in charge of the Company's Finance Division. Mr. Vardon is a director of M&T Capital (1984), M&T Financial (1985) and M&T Real Estate (1995). He is an executive vice president and chief financial officer of M&T Bank, N.A.(1995).

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. The Registrant's common stock is traded under the symbol FES on the American Stock Exchange. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K for market prices of the Registrant's common stock, approximate number of common stockholders at year-end, frequency and amounts of dividends on common stock and restrictions on the payment of dividends.

Item 6. Selected Financial Data. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Corporate Profile and Significant Developments

First Empire State Corporation ("First Empire") is a bank holding company headquartered in Buffalo, New York with consolidated assets of $12.0 billion at December 31, 1995. First Empire and its consolidated subsidiaries are hereinafter referred to collectively as "the Company". First Empire's banking subsidiaries are Manufacturers and Traders Trust Company ("M&T Bank"), The East New York Savings Bank ("East New York") and M&T Bank, National Association ("M&T Bank, N.A."), all of which are wholly owned. M&T Bank, with total assets of $10.2 billion at December 31, 1995, is a New York-chartered commercial bank with 121 offices throughout Western New York State and New York's Southern Tier, 22 offices in New York's Hudson Valley region and offices in New York City, Albany, Syracuse and Nassau, The Bahamas. East New York, with $1.8 billion in assets at December 31, 1995, is a New York-chartered savings bank with 16 offices in metropolitan New York City. M&T Bank, N.A., with $246 million in assets at December 31, 1995, is a national bank headquartered in Oakfield, New York that commenced operations on October 2, 1995. M&T Bank, N.A. is currently offering consumer banking products, primarily credit cards and home equity loans and lines of credit. Additionally, M&T Bank, N.A. markets certificates of deposit nationwide.

   M&T Bank's subsidiaries include M&T Mortgage Corporation, a residential mortgage banking company; M&T Securities, Inc., a broker/dealer; M&T Real Estate, Inc., a commercial real estate lending company; M&T Financial Corporation, an equipment leasing company; M&T Capital Corporation, a venture capital company; M&T Credit Corporation, a consumer credit company; and Highland Lease Corporation, a consumer leasing company.

   On March 6, 1995, M&T Mortgage Corporation acquired Statewide Funding Corporation ("Statewide"), a privately-owned mortgage banking company based near Albany, New York. Statewide had a mortgage servicing portfolio of approximately $1.0 billion at the acquisition date and originated more than $400 million of mortgage loans in 1994. Through this acquisition, several New York State offices were retained, as was an origination office in Massachusetts. On October 2, 1995, M&T Mortgage Corporation acquired the mortgage servicing rights and origination franchise of Exchange Mortgage Corporation ("Exchange"), a mortgage banking company based in Huntington Station, New York. Exchange had total mortgage originations of approximately $177 million in 1994 and serviced a portfolio of approximately $370 million as of the acquisition date. M&T Mortgage Corporation has also continued to expand its out-of-state network of residential mortgage origination offices. During 1995, offices were opened in Colorado, Oregon, Utah and Washington.

   On July 21, 1995, the Company acquired four banking offices from The Chase

Manhattan Bank, N.A., including approximately $84 million in deposits, and on December 10, 1994 purchased approximately $146 million of deposits from Chemical Bank, along with seven banking offices in the Hudson Valley region of New York State. Additionally, on December 1, 1994 First Empire acquired Ithaca Bancorp, Inc. ("Ithaca Bancorp"), Ithaca, New York, with total assets of $470 million, including $369 million of loans, and liabilities of $425 million, including $330 million of deposits, along with twelve banking offices in the Southern Tier of New York State.

   The acquisitions noted herein were consummated for cash and have been accounted for as purchase transactions. Accordingly, the operating results of the acquired entities have been included in the consolidated results of operations of the Company since the respective acquisition dates.


Overview

The Company's net income was $131.0 million or $18.79 per common share in 1995, increases of 12% and 15%, respectively, from $117.3 million or $16.35 per common share in 1994. Fully diluted earnings per common share, which assumes the full conversion of outstanding preferred stock into common, was $17.78 in 1995 and $15.71 in 1994, an increase of 13%. In 1993, net income was $102.0 million while primary and fully diluted earnings per common share were $13.87 and $13.42, respectively. Excluding the after-tax effect of securities transactions, net income and earnings per common share were $128.4 million and $18.41, respectively, in 1995 compared with $117.2 million and $16.34 in 1994 and $101.5 million and $13.81 in 1993. On the same basis, fully diluted earnings per common share were $17.43, $15.70 and $13.36 in 1995, 1994 and 1993, respectively.

   The Company achieved a return on average assets in 1995 of 1.14%, compared with 1.17% in 1994 and .98% in 1993. The return on average common stockholders' equity was 17.16% in 1995, 16.64% in 1994 and 15.61% in 1993. Excluding the
after-tax effect of securities transactions, the return on average assets was 1.12%, while the return on average common stockholders' equity was 16.81% in 1995, compared with 1.17% and 16.63% in 1994 and .98% and 15.53% in 1993, respectively.

   Growth in average earning assets, primarily in loans, was the most significant factor contributing to a rise in taxable-equivalent net interest income to $491.1 million in 1995 from $472.2 million in 1994. Average earning assets totaled $11.1 billion in 1995, a 15% increase from $9.7 billion in 1994. The beneficial impact on net interest income of growth in earning assets exceeded the effect of a narrowing of the spread between yields on earning assets and rates paid on interest-bearing liabilities. As a result of such narrowing, net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets, decreased 46 basis points (hundredths of one percent) in 1995 to 4.43% from 4.89% in 1994. Taxable-equivalent net interest income was $474.8 million in 1993 when average earning assets and net interest margin were $10.0 billion and 4.76%, respectively.

    Reflecting generally stable economic conditions in market areas served by the Company, the provision for possible credit losses decreased to $40.4 million in 1995, compared with $60.5 million in 1994 and $80.0 million in 1993. Net charge-offs in 1995 were $21.3 million, compared with $16.6 million in 1994 and $35.8 million in 1993. Nonperforming loans totaled $93.1 million at December 31, 1995, up from $77.5 million at December 31, 1994 and $82.3 million at year-end 1993.

   In December 1994, First Empire transferred appreciated investment securities with a fair value of $15.7 million to an affiliated, tax-exempt charitable foundation. Such securities had been previously classified by First Empire as available for sale. As a result of the transfer, the Company recognized charitable contributions expense and tax-exempt other income of $13.8 million and $10.4 million, respectively, resulting in an after-tax increase in 1994 net income of $2.4 million.

   Excluding the impact of securities gains and the December 1994 transfer of investment securities to the affiliated foundation, noninterest income for 1995 totaled $145.1 million, 28% above the $113.2 million in 1994 and 32% above the $109.7 million in 1993. Noninterest expense was $374.4 million in 1995, up 16% from $323.1 million in 1994 (excluding $13.8 million related to the December 1994 transfer of investment securities) and 14% from $327.8 million in 1993.

   As described in note 1 of Notes to Financial Statements, during the second quarter of 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights", retroactive to January 1, 1995. The effect of implementing SFAS No. 122 was to increase 1995 noninterest income and noninterest expense by $10.0 million and $1.8 million, respectively, and, as a result, net income increased by $4.8 million for the year-ended December 31, 1995.


Net Interest Income/Lending and Funding Activities

Taxable-equivalent net interest income rose to $491.1 million in 1995 from $472.2 million in 1994. A $1.4 billion increase in average earning assets to $11.1 billion in 1995 from $9.7 billion in 1994 was the major factor for the rise. Taxable-equivalent net interest income and average earning assets in 1993 were $474.8 million and $10.0 billion, respectively. The growth in average earning assets in 1995 was predominately attributable to increased demand for loans offered by the Company and the impact of the December 1994 acquisition of $369 million of loans of Ithaca Bancorp. Average loans outstanding grew to $8.9 billion in 1995 from $7.4 billion in 1994 and $7.0 billion in 1993. The acquisition of Ithaca Bancorp did not substantially impact average loans in 1994.

   The increase in net interest income resulting from growth in average earnings assets was partially offset by a narrowing of the net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities. The net interest spread in 1995 was 3.77%, compared with 4.37% in 1994 and 4.33% in 1993. A combination of higher market interest rates, in general, and a greater proportion of loans, which typically yield more than money-market assets and investment securities, in the composition of the portfolio of earning assets resulted in a 65 basis point increase in 1995 to 8.42% in the yield on earning assets, from 7.77% in 1994. However, rising market interest rates throughout much of 1995 and 1994 had the effect of increasing the cost of the Company's interest-bearing liabilities more than the yield on earning assets. As a result, the cost of interest-bearing liabilities increased 125 basis points to 4.65% in 1995 from 3.40% in 1994. The yield on earning assets and the rate paid on interest-bearing liabilities in 1993 were 7.46% and 3.13%, respectively. In 1994, the benefit obtained from increased holdings of loans as compared with 1993 was offset by a rise in interest expense on deposits and short-term borrowings.

   The contribution to net interest margin of interest-free funds, which consist primarily of noninterest-bearing demand deposits and stockholders' equity, rose to .66% in 1995 from .52% in 1994 and .43% in 1993. The improvement in 1995 from 1994 resulted largely from the 125 basis point increase to 4.65% in the rate paid on interest-bearing liabilities used to value these funds, supplemented by an 8% increase in average interest-free funds. The 9 basis point addition to the contribution of interest-free funds in 1994 from 1993 was a reflection of the 27 basis point increase in the rate paid on interest-bearing liabilities from 3.13% coupled with a 7% increase in average interest-free balances. Average interest-free funds were $1.6 billion in 1995, $1.5 billion in 1994 and $1.4 billion in 1993.

   Changing interest rates and spreads affect the Company's net interest income and net interest margin. As a result of the changes described herein, the Company's net interest margin declined to 4.43% in 1995 from 4.89% in 1994 and 4.76% in 1993. Management believes that further changes in market interest rates or reductions in spreads could adversely impact the Company's net interest margin and net interest income. Although not necessarily indicative of future results, the Company's net interest spread declined in each quarter of 1995. Accordingly, the net interest spread in the fourth quarter of 1995 of 3.67% was below that achieved in any other quarter of 1995.

   Management analyzes the Company's exposure to changing interest rates and spreads by projecting net interest income under a number of different interest rate scenarios. As part of the management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, rates paid on interest-bearing deposits. In general, under the terms of swaps in effect through December 31, 1995, the Company receives payments based on the outstanding notional amount of the swaps at a fixed rate of interest and makes payments at a variable rate.

   The effect of interest rate swaps on the Company's net interest income and margin as well as average notional amounts and rates are presented in table 4.

   The Company estimates that as of December 31, 1995 it would have received approximately $37.0 million if all interest rate swap agreements entered into for interest rate risk management purposes were terminated. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not reflected in the consolidated financial statements. Additional information about interest rate swaps is included in note 16 of Notes to Financial Statements.

   As previously noted, average loans and leases grew to $8.9 billion in 1995 from $7.4 billion in 1994 and $7.0 billion in 1993, due, in large part, to improved economic conditions, the December 1994 acquisition of Ithaca Bancorp and expansion of the Company's consumer lending business. Table 5 summarizes by type, average loans and leases outstanding in 1995 and percentage changes in average loans over the past two years.

   Loans secured by real estate, excluding $587 million of outstanding home equity lines of credit which are classified as consumer loans, represented approximately 60% of the loan portfolio during 1995, compared with 61% in 1994 and 63% in 1993. At December 31, 1995, the Company held approximately $3.6 billion of commercial real estate loans and $2.0 billion of consumer real estate loans.

   Commercial real estate loans originated by the Company are predominately secured by properties in the New York City metropolitan area, including areas in neighboring states generally considered to be within commuting distance of New York City, and Western New York, which includes Buffalo, Niagara Falls, Rochester and surrounding areas. Commercial real estate loans are also originated in the Hudson Valley and Southern Tier regions of New York State. In general, commercial real estate loans originated by the Company are fixed-rate instruments with monthly payments and a balloon payment of the remaining principal at maturity, usually five years after loan origination. For borrowers in good standing, the customer may extend the terms of the loan agreement for an additional five years at the then-current market rate of interest. Table 6 presents commercial real estate loans at December 31, 1995 by geographic area, type of collateral and size of the loans outstanding. Approximately 60% of the $1.9 billion of commercial real estate loans in the New York City metropolitan area were secured by multi-family residential properties, 23% by office space and 8% by retail space. The Company's experience has been that office space and retail properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multi-family residential properties. Approximately 55% of the aggregate dollar amount of New York City area loans were for $3 million or less. Commercial real estate loans secured by properties elsewhere in New York State, mostly in Western New York, tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business. Most loans in this segment of the portfolio were for $3 million or less. Commercial real estate loans secured by properties located outside of New York State and outside of areas of neighboring states considered to be part of the New York City metropolitan area comprised less then 4% of total commercial real estate loans.

  The Company normally refrains from construction lending, except when the borrower has obtained a commitment for permanent financing upon project completion. As a result, the commercial construction loan portfolio totaled only $41.6 million, or .4% of total loans at December 31, 1995.

   Excluding $185.0 million of loans held for sale, the Company's portfolio of real estate loans secured by one-to-four family residential properties totaled $1.8 billion at December 31, 1995, approximately 70% of which were secured by properties located in New York State. The Company originates residential mortgage loans in New York State, as well as in Colorado, Massachusetts, Ohio, Oregon, Pennsylvania, Utah and Washington.

   As a percentage of average loans, consumer loans and leases were 20% in 1995, 19% in 1994 and 17% in 1993, however, no consumer loan product type exceeded ten percent of the Company's average loan portfolio. Beginning in 1994 and, to a greater extent, continuing in 1995, the Company began to market automobile loans and leases and credit cards in areas outside of New York State. Automobile loans and leases are generally originated through dealers, however, all applications submitted by dealers are subject to the Company's normal underwriting and loan approval procedures. Credit card accounts are marketed through mail campaigns and co-branding initiatives.

   The Company's portfolio of investment securities averaged $2.0 billion in 1995, $2.1 billion in 1994 and $2.2 billion in 1993. The level of the investment securities portfolio is influenced by such factors as management of balance sheet size and resulting capital ratios, demand for loans, which generally yield more than investment securities, ongoing repayments, and the level of deposits. The investment securities portfolio is largely comprised of collateralized mortgage obligations, other adjustable rate mortgage-backed securities and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to prepayment and other risks assumed. During 1995, the Company sold approximately $445 million of investment securities for a pre-tax gain of approximately $4.5 million. Included in the securities sold was a municipal bond with a carrying value of $1.0 million that had been classified as "held to maturity". Such bond was sold for a modest loss immediately following the downgrading of the municipality's credit rating by several rating agencies. Gains realized from sales of bank investment securities were $.1 million and $.9 million in 1994 and 1993, respectively. To enhance flexibility in managing the investment securities portfolio, and as allowed by the Financial Accounting Standards Board, in December 1995 the Company transferred approximately $220 million of U.S. Treasury notes from "held to maturity" to "available for sale" classification. No gain or loss was realized as a result of such transfer.

   The average balance of money-market assets, which are comprised of interest-bearing deposits at banks, trading account assets, Federal funds sold and agreements to resell securities, was $186 million in 1995, compared with $166 million in 1994 and $826 million in 1993. The lower level of such assets in 1995 and 1994 largely reflects increased demand for loans, the Company's decision to limit the amount of short-term borrowings, which had been used to fund money-market assets, and, in 1994, reduction of the size of the balance sheet in order to strengthen capital ratios in anticipation of the December acquisitions.

   Core deposits represent a significant source of funding to the Company. Core deposits are commonly generated through the branch network at generally lower interest rates than are available on wholesale funds of similar maturities, and include noninterest-bearing demand deposits, interest-bearing transaction accounts, savings deposits and domestic time deposits under $100,000. In 1995, average core deposits rose to $7.4 billion from $6.8 billion in 1994. Increases in interest rates paid on deposits in response to higher money-market rates and the December 1994 and July 1995 acquisitions of $442 million and $76 million, respectively, of core deposits contributed to this rise. Higher interest rates also contributed to a shift into time deposits from more liquid deposit accounts. Core deposits averaged $7.2 billion in 1993. Funding provided by core deposits totaled 67% of average earning assets in 1995, compared with 70% in 1994 and 72% in 1993. An analysis of changes in the components of core deposits is presented in table 8.

   In addition to core deposits, the Company obtains funding through domestic time deposits of $100,000 or more, offshore deposits originated through the Company's international office, and brokered certificates of deposit. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $625 million in 1995 compared with $357 million in 1994 and $294 million in 1993. Offshore deposits, comprised primarily of accounts with balances of $100,000 or more, averaged $133 million in 1995, compared with $156 million and $120 million in 1994 and 1993, respectively. Brokered deposits averaged $874 million in 1995 and $45 million in 1994, and totaled $922 million at December 31, 1995. The weighted-average remaining term to maturity of brokered deposits as of December 31, 1995 was 1.7 years. Additional amounts of brokered deposits may be solicited from time to time depending on such factors as current market conditions and the cost of funds available from alternative sources.

   The Company also uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York ("FHLB") and others as sources of funding. Short-term borrowings averaged $1.4 billion in 1995, $1.8 billion in 1994 and $1.9 billion in 1993. In general, short-term borrowings have been used to fund the Company's discretionary investments in money-market assets and investment securities, and, if necessary, to replace deposit outflows. Additionally, M&T Bank has issued $175 million of subordinated capital notes of which $75 million mature in 2002 and $100 million mature in 2005. Although issued primarily to enhance regulatory capital ratios, such notes also provided funding to the Company.


Provision for Possible Credit Losses

The purpose of the provision is to replenish and build the Company's allowance for possible credit losses to a level necessary to maintain an adequate reserve position. In assessing the adequacy of the allowance for possible credit losses, management performs an ongoing evaluation of the loan portfolio and other credit commitments, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Based upon the results of such review, management believes that the allowance for possible credit losses at December 31, 1995 was adequate to absorb credit losses from existing loans, leases and credit commitments.

   Reflecting generally stable economic conditions in market areas served by the Company throughout much of 1995, the provision for possible credit losses was reduced to $40.4 million from $60.5 million in 1994. The provision was $80.0 million in 1993 when there was concern by management about unsettled commercial real estate markets, in particular in the New York City metropolitan area, and the timing and sustainability of economic recovery in market areas served by the Company in general. Net charge-offs in 1995 were $21.3 million, compared with $16.6 million in 1994 and $35.8 million in 1993. Net charge-offs as a percentage of average loans outstanding were .24% in 1995, .22% in 1994 and .51% in 1993. Nonperforming loans totaled $93.1 million or .97% of loans outstanding at December 31, 1995, compared with $77.5 million or .94% a year earlier and $82.3 million or 1.13% at December 31, 1993. The allowance for possible credit losses was $262.3 million or 2.75% of net loans and leases at the end of 1995, compared with $243.3 million or 2.96% at December 31, 1994 and $195.9 million or 2.70% at December 31, 1993. The ratio of the allowance to nonperforming loans was 282%, 314% and 238% at year-end 1995, 1994 and 1993, respectively.

   A comparative allocation of the allowance for possible credit losses for each of the past five year-ends is presented in table 10. Amounts were allocated to specific loan categories based upon management's classification of loans under the Company's internal loan grading system and estimates of potential charge-offs inherent in each category. However, as the total reserve is available to absorb losses from any loan category, amounts assigned do not necessarily indicate future losses within these categories. The increase in the allocated portion of the reserve since 1993 compared with prior years is not indicative of a deterioration of credit quality within the loan portfolio, but rather reflects certain revisions to the assumptions used to calculate the allocated portion of the allowance for possible credit losses. Nevertheless, the unallocated portion of the reserve represents management's assessment of the overall level of credit risk inherent in the loan portfolio over a longer time frame.

   The Company's credit loss experience is influenced by many factors, including overall economic conditions, in general, and, due to the size of the Company's commercial real estate loan portfolio, real estate valuations, in particular. Nonperforming commercial real estate loans totaled $42.3 million, $47.5 million and $48.3 million at December 31, 1995, 1994 and 1993, respectively. At December 31, 1995, $16.8 million of nonperforming commercial real estate loans were secured by properties located in the New York City metropolitan area, compared with $27.1 million and $29.7 million at December 31, 1994 and 1993, respectively. Net charge-offs of commercial real estate loans were $6.6 million in 1995, $12.8 million in 1994 and $19.2 million in 1993. Included in these totals are net charge-offs of commercial real estate loans secured by properties in the New York City metropolitan area of $3.2 million, $11.1 million and $14.2 million in 1995, 1994 and 1993, respectively.

   Net charge-offs of consumer loans were $11.3 million in 1995, or .65% of average consumer loans outstanding during the year, compared with $5.6 million or .40% in 1994 and $6.0 million or .51% in 1993. Higher charge-offs of credit card balances were the principal factor contributing to the increase in consumer loan charge-offs in 1995. Net credit card charge-offs were $6.1 million in 1995, compared with $3.1 million and $3.3 million in 1994 and 1993, respectively. Nonperforming consumer loans totaled $13.7 million or .70% of outstanding consumer loans at December 31, 1995, compared with $8.4 million or .54% at December 31, 1994 and $5.9 million or .48% at December 31, 1993.

   The Company has limited exposure to possible credit losses originating from concentrations of credit extended to any specific industry. No such concentration exceeded 10% of total loans outstanding at December 31, 1995. Furthermore, the Company had no exposure to less developed countries, and only $1.1 million of foreign loans in total.

   Repossessed assets taken in foreclosure of defaulted loans totaled $7.3 million at December 31, 1995, compared with $10.1 million and $12.2 million at the end of 1994 and 1993, respectively.

   The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", in the first quarter of 1995. As amended, SFAS No. 114 requires that creditors measure certain impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable value or the fair value of underlying collateral, if the loan is collateral-dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, the Company places loans considered to be impaired on nonaccrual status. The adoption of SFAS No. 114 had no impact on the Company's results of operations or on its loan classification policies.


Other Income

Other income in 1994 included $10.4 million of tax-exempt income resulting from the transfer of appreciated investment securities to an affiliated, tax-exempt charitable foundation. Excluding the effect of such income, as well as gains from sales of bank investment securities, other income increased 28% to $145.1 million in 1995 from $113.2 million in 1994 and 32% from $109.7 million in 1993. Including the impact of deposit accounts associated with the franchises acquired in late-1994 and 1995, service charges on deposit accounts increased 9% to $38.3 million in 1995 from $35.0 million in 1994, and 19% from $32.3 million in 1993. Merchant discount and other credit card fees in 1995 totaled $10.7 million, compared with $8.7 million in 1994 and $7.9 million in 1993. Trust income of $25.5 million increased 13% from $22.6 million in 1994, and 7% from $23.9 million in 1993. The increases in trust revenues were attributable, in large part, to enhanced earnings from mutual fund management fees and from personal and corporate trust business. Trading account gains increased to $1.2 million in 1995 from $.7 million in 1994, but decreased from $2.7 million in 1993. Other revenues from operations totaled $32.3 million in 1995, compared with $30.2 million in 1994 (excluding the $10.4 million of tax-exempt income related to the 1994 transfer of securities to the affiliated foundation) and $30.1 million in 1993.

   Mortgage banking revenues, which consist of residential mortgage loan servicing fee income, gains from sales of residential mortgage loans and loan servicing rights, and other residential mortgage-related fees, increased to $37.1 million in 1995 from $16.0 million in 1994 and $12.8 million in 1993. Fees earned in 1995 for servicing residential mortgage loans for others increased $5.7 million from a year earlier, while gains from sales of residential mortgage loans increased $8.4 million, including $10.0 million resulting from the previously noted adoption of SFAS No. 122. Additionally, in 1995 the Company realized $6.6 million of gains from sales of rights to service approximately $630 million of residential mortgage loans. The $3.2 million improvement in mortgage banking revenues in 1994 from 1993 was also largely attributable to growth in the Company's residential mortgage servicing business. Residential mortgage loans serviced for others totaled $5.7 billion, $4.0 billion and $2.9 billion at December 31, 1995, 1994 and 1993, respectively. Revenues from servicing residential mortgage loans for others were $19.3 million in 1995, $13.6 million in 1994 and $10.8 million in 1993.

Other Expense

Other expense totaled $374.4 million in 1995, compared with $336.9 million in 1994 and $327.8 million in 1993.

   Salaries and employee benefits expenses were $188.2 million in 1995, an increase of $27.0 million or 17% from $161.2 million in 1994. Factors contributing to the higher personnel expenses were acquisitions, expansion of the Company's residential mortgage banking and securities businesses, and incentive-based compensation arrangements, including an increase of $5.6 million in expenses related to stock appreciation rights granted to employees in 1990 and 1991. Personnel costs in 1994 increased $6.9 million or 4% from $154.3 million in 1993. Such increase was due largely to merit salary increases and higher pension and other benefits costs. The number of full-time equivalent employees was 4,546 at December 31, 1995, up from 4,149 and 4,028 at December 31, 1994 and 1993, respectively.

   As previously noted, during 1994 the Company incurred $13.8 million of charitable contributions expense related to the transfer of securities to a charitable foundation affiliated with the Company. Excluding the impact of such contributions expense, which is included in 1994's other costs of operations, nonpersonnel expenses totaled $186.2 million in 1995, up from $161.9 million in 1994 and $173.5 million in 1993. Higher mortgage banking-related expenses and expenses associated with operating the entities acquired in late-1994 and 1995 contributed to the increases. Additionally, in February 1995, the Company wrote-off $2.3 million of non-marketable securities of Nationar, a bank that provided services to financial institutions, which was seized by banking regulators. During 1995, the assessment to the Company from the Federal Deposit Insurance Corporation ("FDIC") for deposit insurance provided by the Bank Insurance Fund ("BIF") was reduced, and effective January 1, 1996 was substantially eliminated. Although First Empire's banking subsidiaries are BIF-insured institutions, the Company has approximately $1.4 billion of deposits obtained in so-called "Oakar" acquisitions for which deposit insurance premiums are paid to the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC has not reduced the assessment rate for SAIF-insured deposits. Furthermore, in 1995, congressional committees considered proposals that would require a one-time special assessment related to deposits insured by the SAIF. Although final legislation has yet to be enacted, management believes that it is likely that a special assessment will ultimately be levied against the Company on its SAIF-insured Oakar deposits. The amount of any such special assessment cannot be precisely predicted at this time.

   The $11.6 million decline in nonpersonnel expenses to $161.9 million in 1994 from $173.5 million in 1993, as cited above, was due, in part, to a combined $7.9 million reduction in expenses for professional services and other real estate owned and a reduction in the amount of write-downs in the carrying value of excess servicing receivables and capitalized mortgage servicing rights associated with residential mortgage loans serviced for others. Such write-downs totaled $.5 million in 1994 and $4.7 million in 1993. There were no write-downs of excess servicing receivables or capitalized mortgage servicing rights in 1995, however, an impairment allowance of $1.1 million for declines in value of capitalized mortgage servicing rights was recorded. At December 31, 1995, excess servicing receivables and capitalized mortgage servicing rights were $6.9 million and $34.5 million, respectively, compared with $7.6 million and $10.0 million, respectively, at December 31, 1994.


Income Taxes

The provision for income taxes in 1995 was $90.1 million, up from $77.2 million in 1994 and $71.5 million in 1993. The effective tax rates were 41% in 1995 and 1993, and 40% in 1994. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 13 of Notes to Financial Statements.


International Activities

The Company's investment in international assets was $87 million at December 31, 1995, consisting largely of Eurodollar placements, and $7 million at December 31, 1994. Total offshore deposits were $155 million and $203 million at December 31, 1995 and 1994, respectively.


Liquidity and Interest Rate Sensitivity

As part of its ongoing operations, the Company is exposed to liquidity risk whenever the maturities of financial instruments included in assets and liabilities differ. Accordingly, a critical element in managing a banking institution is ensuring that sufficient cash flow and liquid assets are available to satisfy demands for loans, deposit withdrawals, operating expenses and other corporate purposes. The Company's core deposits have historically provided a large source of funds. Such deposits are generated from a large base of consumer, corporate and institutional customers, which over the past several years has become more geographically diverse as a result of acquisitions and expansion of the Company's businesses. Nevertheless, in recent years the Company has faced increased competition in offering services and products from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. As a result, and consistent with banking industry experience in general, the Company has experienced a reduction in the percentage of average earning assets funded by core deposits. Core deposits financed 67% of the Company's earning assets at December 31, 1995, compared with 71% at December 31, 1994 and 68% at December 31, 1993.

   The Company supplements funding from core deposits with various wholesale borrowings, such as Federal funds purchased and securities sold under agreements to repurchase, and brokered certificates of deposit. Additionally, M&T Bank and East New York have a combined credit facility with the FHLB aggregating $890 million, with any borrowings secured by loans and investment securities. Borrowings outstanding under such credit facility totaled $17 million at December 31, 1995 and $249 million at December 31, 1994. Although informal and sometimes reciprocal, sources of funding are also available to the Company through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Other sources of liquidity include maturities of money-market assets, repayments of loans and investment securities, and cash flow generated from operations, such as fees collected for services.

   First Empire's ability to pay dividends, repurchase stock and fund operating expenses is primarily dependent on the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. First Empire also maintains a line of credit with an unaffiliated commercial bank.

   Management does not anticipate engaging in any activities, in either the short- or long-term, which would cause a significant strain on liquidity of either First Empire or its subsidiary banks. Furthermore, management believes that available sources of liquidity are more than adequate to meet anticipated funding needs.

   Net interest income earned by the Company is subject to the effects of changing interest rates. The Company's management of interest rate risk is intended to limit the variability of net interest income under differing interest rate scenarios. As part of such management, the Company has entered into interest rate swap agreements having an aggregate notional amount of approximately $2.4 billion at December 31, 1995. Information about interest rate swaps entered into for interest rate risk management purposes is included herein under "Net Interest Income/Lending and Funding Activities" and in note 16 of Notes to Financial Statements.

   In accordance with industry practice, table 15 presents information about the repricing or maturity of assets and liabilities on a contractual basis within the specified time frames, as well as the impact of interest rate swap agreements entered into for interest rate risk management purposes. Management believes this measure does not appropriately depict interest rate risk since changes in interest rates do not necessarily affect all categories of earning assets and interest-bearing liabilities equally nor, as assumed in the table, on the contractual maturity or repricing date. Furthermore, this static presentation of interest rate risk fails to consider the effect of ongoing lending and deposit gathering activities, projected changes in balance sheet composition or any subsequent interest rate risk management activities the Company is likely to implement. In management's opinion, the interest rate sensitivity analysis presented in the table does not accurately reflect the Company's actual sensitivity to changes in interest rates.

   The Asset-Liability Committee, which includes members of senior management, monitors the Company's exposure to changing interest rates. Interest rate risk is measured by the variability of projected net interest income under a number of possible interest rate scenarios. Management's philosophy toward positioning the Company for interest rate movements is to attempt to limit such variability. Management monitors the Company's interest rate sensitivity with the aid of a computer model which considers the impact of ongoing lending and deposit gathering activities, as well as statistically derived interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. Giving consideration to interest rate swaps in place at December 31, 1995 and utilizing the model described above, management's assessment is that the variability of net interest income would be largely unaffected by changes in interest rates in the coming year, but a sustained decrease in interest rates would likely have a detrimental effect on net interest income in later years. Management closely monitors the Company's exposure to changing interest rates and spreads and stands ready to take action, through the use of on- or off-balance sheet instruments, to mitigate such exposure when deemed prudent to do so. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and entering into or modifying existing interest rate swap agreements.


Capital

Common stockholders' equity totaled $806.3 million at December 31, 1995, compared with $681.0 million and $684.0 million at the end of 1994 and 1993, respectively. On a per share basis, common stockholders' equity was $125.33 at December 31, 1995, an increase of 22% from $103.02 at December 31, 1994 and 26% from $99.43 at December 31, 1993. Total stockholders' equity at December 31, 1995 was $846.3 million or 7.08% of total assets, compared with $721.0 million or 6.85% at December 31, 1994 and $724.0 million or 6.99% at December 31, 1993. The ratio of average total stockholders' equity to average total assets was 6.81%, 7.21% and 6.45% in 1995, 1994 and 1993, respectively.

   Stockholders' equity at December 31, 1995 was reduced by $3.2 million, or $.49 per common share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale, compared with a reduction of $50.6 million, or $7.65 per common share, at December 31, 1994. Such unrealized losses represent the amount by which amortized cost exceeded the fair value of investment securities classified as available for sale, net of applicable income taxes. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

   Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, the unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. The capital ratios of the Company and its banking subsidiaries, M&T Bank, East New York and M&T Bank, N.A., as of December 31, 1995 are presented in table 16.

   The Company has historically maintained capital ratios well in excess of minimum regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income (excluding the after-tax effects of gains from sales of investment securities) less dividends paid expressed as a percentage of average total stockholders' equity, was 13.88% in 1995, 13.67% in 1994 and 12.66% in 1993.

   Cash dividends on common stock of $16.2 million were paid in 1995, compared with $14.7 million in 1994 and $13.1 million in 1993. In the fourth quarter of 1995, First Empire's quarterly common stock dividend was increased to $.70 per share from $.60. In total, dividends per common share increased to $2.50 in 1995 from $2.20 in 1994 and $1.90 in 1993. Dividends of $3.6 million were paid to the preferred stockholder in 1995, 1994 and 1993.

   During 1995, First Empire acquired 208,230 shares pursuant to and thereby completing the program announced in December 1993 to repurchase and hold as treasury stock up to 506,930 shares of common stock for reissuance upon the possible future conversion of its 9% convertible preferred stock. The 506,930 repurchased shares were acquired at an average cost of $154.08. The preferred stock is convertible at any time into shares of First Empire's common stock at a conversion price of $78.90625 per share, subject to certain adjustments. First Empire has the right to redeem the preferred stock without premium on or after March 31, 1996. However, upon receipt of notification of such a planned redemption, the holder may convert the preferred stock into common shares. On February 9, 1996, First Empire notified the preferred stockholder of its intention to redeem the preferred stock. On February 13, 1996, the preferred stockholder advised First Empire of its intention to convert the preferred stock into shares of common stock of First Empire. In November 1995, First Empire announced an additional plan to repurchase and hold as treasury stock up to 380,582 shares of common stock for reissuance upon the possible future exercise of outstanding stock options. As of December 31, 1995, First Empire had repurchased 15,300 common shares pursuant to such plan at an average cost of $211.35 per share.



Fourth Quarter Results

First Empire earned $36.8 million or $5.29 per common share in the fourth quarter of 1995, increases of 15% and 17%, respectively, from the fourth quarter of 1994 when net income was $31.9 million or $4.53 per common share. Taxable-equivalent net interest income increased to $126.0 million in the fourth quarter of 1995, up $7.7 million from $118.3 million in the fourth quarter of 1994. Growth in average loans outstanding was the primary factor contributing to the improvement in net interest income. Average loans for the fourth quarter of 1995 totaled $9.4 billion, a 20% increase from $7.8 billion during the fourth quarter of 1994. The increase in net interest income resulting from growth in average loans was partially offset by a narrowing of the net interest spread to 3.67% in the recent quarter, compared with 4.15% in the fourth quarter of 1994. Net interest margin was 4.36% in the fourth quarter of 1995, compared with 4.75% in the year-earlier quarter.

   The provision for possible credit losses was $12.0 million and net charge-offs were $8.8 million in the final 1995 quarter, compared with $12.9 million and $7.4 million, respectively, in the fourth quarter of 1994. Net charge-offs as an annualized percentage of average loans and leases were .37% in both quarters. Exclusive of the effects of investment securities transactions and the December 1994 transfer of investment securities to an affiliated charitable foundation, other income rose 60% to $45.3 million in the fourth quarter of 1995 from $28.2 million in the year-earlier quarter. Higher revenues associated with mortgage banking activities and the sales of mutual funds and annuities contributed to this increase. Also excluding the effect of the December 1994 transfer of securities to the affiliated foundation, other expense was $97.0 million in the fourth quarter of 1995, compared with $81.2 million in the fourth quarter of 1994. Acquisitions, expansion of First Empire's mortgage banking and securities businesses, and stock appreciation rights expense were factors contributing to the rise in other expense over the comparable prior-year period.


Recently Issued Accounting Standards Not Yet Adopted

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the stock. SFAS No. 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments.

   An entity may continue to apply APBO No. 25 in accounting for stock-based employee compensation arrangements. However, entities doing so will be required to disclose pro forma net income and earnings per share determined as if the fair value based method established by SFAS No. 123 had been applied in measuring compensation cost.

   The provisions of SFAS No. 123 regarding accounting for transactions with nonemployees are effective for transactions entered into after December 15, 1995. The remaining requirements of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. Following adoption of SFAS No. 123, the Company expects to continue measuring compensation cost for employee stock compensation plans in accordance with the provisions of APBO No. 25.

--------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                         Table 1
FINANCIAL HIGHLIGHTS


Amounts in thousands, except per share           1995          1994      Change
------------------------------------------   ------------   ----------   ------

For the year
Net income                                       $131,036      117,295     +12%
Per common share
  Net income
    Primary                                        $18.79        16.35     +15
    Fully diluted                                   17.78        15.71     +13
  Cash dividends                                     2.50         2.20     +14
Average common shares outstanding
  Primary                                           6,781        6,952     - 2
  Fully diluted                                     7,368        7,464     - 1
Return on
  Average total assets                               1.14%        1.17%
  Average common stockholders' equity               17.16%       16.64%
Market price per common share
  Closing                                         $218.00       136.00     +60
  High                                             218.00       165.00
  Low                                              136.50       134.50
------------------------------------------   ------------   ----------   ------

At December 31
------------------------------------------   ------------   ----------   ------
Loans and leases, net of unearned discount   $  9,555,849    8,217,293     +16%
Total assets                                   11,955,902   10,528,644     +14
Total deposits                                  9,469,575    8,243,073     +15
Total stockholders' equity                        846,253      720,996     +17
Stockholders' equity per common share             $125.33       103.02     +22
==========================================   ============   ==========   ======

-------------------------------------------------------------------------------------------------------------------------
                                  FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Table 2
QUARTERLY TRENDS
                                                        1995 Quarters                           1994 Quarters
                                         ---------------------------------------    -------------------------------------
Taxable-equivalent basis                  Fourth      Third    Second     First     Fourth     Third    Second     First
--------------------------------------   ---------   -------   -------   -------    -------   -------   -------   -------
Earnings and dividends
Amounts in thousands, except per share
--------------------------------------
Interest income                          $ 242,704   241,374   232,468   216,250    201,543   190,555   181,171   178,160
Interest expense                           116,726   116,329   112,096    96,579     83,287    72,393    64,277    59,249
--------------------------------------   ---------   -------   -------   -------    -------   -------   -------   -------
Net interest income                        125,978   125,045   120,372   119,671    118,256   118,162   116,894   118,911
Less: provision for possible
  credit losses                             12,025    11,310     8,515     8,500     12,850    13,802    14,022    19,862
Other income                                44,850    44,398    33,888    26,402     38,651    27,261    29,378    28,449
Less: other expense                         97,044    97,632    90,269    89,494     95,048    80,584    82,015    79,215
--------------------------------------   ---------   -------   -------   -------    -------   -------   -------   -------
Income before income taxes                  61,759    60,501    55,476    48,079     49,009    51,037    50,235    48,283
Applicable income taxes                     23,949    23,694    22,747    19,747     16,034    20,934    20,553    19,665
Taxable-equivalent adjustment                1,023     1,180     1,275     1,164      1,087     1,005     1,001       990
--------------------------------------   ---------   -------   -------   -------    -------   -------   -------   -------
Net income                               $  36,787    35,627    31,454    27,168     31,888    29,098    28,681    27,628
--------------------------------------   ---------   -------   -------   -------    -------   -------   -------   -------
Cash dividends on preferred stock             $900       900       900       900        900       900       900       900
Per common share data
  Net income
    Primary                                  $5.29      5.14      4.51      3.85       4.53      4.09      3.96      3.77
    Fully diluted                             5.03      4.89      4.31      3.68       4.35      3.93      3.80      3.64
  Net income, excluding securities
   transactions
    Primary                                   5.33      4.71      4.52      3.85       4.53      4.08      3.96      3.77
    Fully diluted                             5.06      4.50      4.31      3.68       4.35      3.92      3.80      3.64
  Cash dividends                               .70       .60       .60       .60        .60       .60       .50       .50
Average common shares outstanding
  Primary                                    6,774     6,763     6,768     6,820      6,817     6,899     7,014     7,083
  Fully diluted                              7,310     7,291     7,293     7,384      7,324     7,406     7,541     7,590
======================================    ========   =======   =======   =======    =======   =======    =======  =======
Balance sheet data
Dollars in millions, except per share
--------------------------------------
Average balances
  Total assets                           $  11,898    11,848    11,506    10,681     10,200     9,959     9,886    10,056
  Earning assets                            11,454    11,404    11,108    10,330      9,869     9,620     9,515     9,665
  Investment securities                      1,898     2,179     2,137     1,925      1,923     1,992     2,097     2,293
  Loans and leases,
    net of unearned discount                 9,384     9,038     8,682     8,311      7,805     7,442     7,266     7,188
  Deposits                                   9,423     9,011     8,945     8,698      7,703     7,250     7,220     7,287
  Stockholders' equity                         825       801       766       737        724       715       723       731
--------------------------------------   ---------   -------   -------   -------    -------   -------   -------   -------
At end of quarter
  Total assets                           $  11,956    11,754    11,630    11,277     10,529    10,301    10,336    10,412
  Earning assets                            11,461    11,321    11,201    10,727     10,017     9,888     9,840    10,023
  Investment securities                      1,769     1,954     2,159     2,045      1,791     1,889     1,985     2,153
  Loans and leases,
    net of unearned discount                 9,556     9,222     8,881     8,559      8,217     7,590     7,401     7,240
  Deposits                                   9,470     9,170     8,866     9,044      8,243     7,362     7,276     7,329
  Stockholders' equity                         846       809       794       751        721       721       718       725
  Equity per common share                $  125.33    119.53    116.05    108.64     103.02    102.73    100.63    100.19
======================================    ========   =======   =======   =======    =======   =======    =======  =======
Performance ratios, annualized
--------------------------------------
Return on
  Average assets                              1.23%     1.19%     1.10%     1.03%      1.24%     1.16%     1.16%     1.11%
  Average common stockholders' equity        18.14%    18.10%    16.87%    15.29%     17.97%    16.58%    16.32%    15.68%
Net interest margin on average
  earning assets                              4.36%     4.35%     4.35%     4.70%      4.75%     4.87%     4.93%     4.99%
Nonperforming assets to total assets,
  at end of quarter                            .84%      .72%      .72%      .79%       .83%      .91%      .90%      .95%
--------------------------------------   ---------   -------   -------   -------    -------   -------   -------   -------
Market price per common share
  High                                   $  218       194 1/2   172 1/2   171        153       165       156 1/2   144
  Low                                       190 1/2   170       159       136 1/2    134 1/2   146       136 3/4   135
  Closing                                   218       190       171 1/2   171        136       151 1/2   156 1/2   139 1/4
======================================    ========   =======   =======   =======    =======   =======    =======  =======

------------------------------------------------------------------------------------------------------------------------------
                                     FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Table 3
EARNINGS SUMMARY
Dollars in millions

         Increase (decrease)*                                                                                       Compound
     1994 to 1995   1993 to 1994                                                                                   growth rate
    -------------- --------------                                                                                   5 years
    Amount     %    Amount     %                                           1995    1994    1993    1992    1991   1990 to 1995
    ------    ---   ------    ---   ---------------------------------   -------   -----   -----   -----   -----   ------------
  $  181.4     24   $  6.7      1   Interest income**                   $ 932.8   751.4   744.7   762.2   777.9             7%
     162.5     58      9.3      3   Interest expense                      441.7   279.2   269.9   323.6   440.2             1
  --------    ---   ------    ---   ---------------------------------   -------   -----   -----   -----   -----   -----------
      18.8      4     (2.6)    (1)  Net interest income**                 491.1   472.2   474.8   438.6   337.7            15
                                    Less: provision for possible
     (20.2)   (33)   (19.4)   (24)    credit losses                        40.4    60.5    80.0    85.0    63.4             8
                                    Gain on sales of bank
       4.4      -      (.7)   (85)    investment securities                 4.5      .1      .9    28.1      .4             -
      21.4     17     13.9     13   Other income                          145.1   123.6   109.7    98.2    77.2            22
                                    Less:
      27.0     17      6.9      4     Salaries and employee benefits      188.2   161.2   154.3   130.8   103.2            17
      10.6      6      2.1      1     Other expense                       186.3   175.6   173.5   180.6   125.4            17
  --------    ---   ------    ---   ---------------------------------   -------   -----   -----   -----   -----   -----------
      27.3     14     21.0     12   Income before income taxes            225.8   198.6   177.6   168.5   123.3            19
                                    Less:
        .6     14        -      -     Taxable-equivalent adjustment**       4.7     4.1     4.1     5.8     8.5           (12)
      13.0     17      5.7      8     Income taxes                         90.1    77.2    71.5    64.8    47.6            24
  --------    ---   ------    ---   ---------------------------------   -------   -----   -----   -----   -----   -----------
  $   13.7     12   $ 15.3     15   Net income                          $ 131.0   117.3   102.0    97.9    67.2            19%
  ========    ===   ======    ===   =================================   =======   =====   =====   =====   =====   ===========

  * Changes were calculated from unrounded amounts.
 ** Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment is primarily to interest received on qualified municipal securities and industrial revenue financings and is based on a composite income tax rate of approximately 42% for 1995 and 1993, 43% for 1994 and 41% for all other periods.

----------------------------------------------------------------------------------------------------------------------------
                                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Table 4

INTEREST RATE SWAPS

                                                              Year ended December 31
                               ---------------------------------------------------------------------------------------------
                                           1995                              1994                            1993
                               --------------------------        ---------------------------    ----------------------------
Dollars in thousands              Amount          Rate*             Amount          Rate*         Amount              Rate*
-------------------------      -----------     ----------        -----------    ------------    -----------         --------
Increase (decrease) in:
  Interest income              $    (5,831)       (.05)%         $    10,463         .10%       $    26,695            .27%
  Interest expense                  (6,715)       (.07)               (2,018)       (.03)            (7,547)          (.09)
-------------------------      -----------     ----------        -----------    ------------    -----------         --------
  Net interest income/margin   $       884         .01%          $    12,481         .13%       $    34,242            .34%
-------------------------      -----------     ----------        -----------    ------------    -----------         --------
Average notional amount**      $ 2,536,329                       $ 1,627,454                    $ 1,213,886
Fixed rate received***                            6.17%                             5.72%                             6.10%
Variable rate paid***                             6.14%                             4.93%                             3.32%
=========================                      ==========                       ============                        ========



  * Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
 ** Excludes forward-starting interest rate swaps.
*** Weighted-average rate paid or received on interest rate swaps in effect during year.

-----------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------
                                                                      Table 5

AVERAGE LOANS AND LEASES
(net of unearned discount)                             Percent increase
                                                       (decrease) from
                                                -----------------------------
Dollars in millions                 1995        1994 to 1995     1993 to 1994
-------------------------------    ------       ------------     ------------
Commercial, financial, etc.        $1,804                21%               5%
Real estate - commercial            3,494                12                9
Real estate - consumer              1,807                26               (6)
Consumer
  Automobile                          716                66               66
  Home equity                         587                 1               (1)
  Credit cards                        176                28               17
  Other                               273                19                9
-------------------------------    ------       ------------     ------------
    Total consumer                  1,752                27               17
-------------------------------    ------       ------------     ------------
  Total                            $8,857                19%               6%
===============================    ======       ============     ============

-----------------------------------------------------------------------------------------------
                        FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------
                                                                                        Table 6

COMMERCIAL REAL ESTATE LOANS
(net of unearned discount)
December 31, 1995

                                                    Percent of dollars outstanding by loan size
                                       Out-         -------------------------------------------
Dollars in millions                    standings      $0-1      $1-3      $3-10      $10+
------------------------------------   ----------   -------    -------   -------    -------
Metropolitan New York City
  Apartments/
    Multifamily                        $  1,146.5        15%       20%       18%        7%
  Office                                    437.2         3         8        11         1
  Retail                                    156.0         1         3         3         1
  Construction                                1.8         -         -         -         -
  Industrial                                 46.7         -         1         1         -
  Other                                     126.2         2         2         2         1
------------------------------------   ----------   -------    -------   -------    -------
    Total Metropolitan New York City   $  1,914.4        21%       34%       35%       10%
------------------------------------   ----------   -------    -------   -------    -------
Other New York State
  Apartments/
    Multifamily                        $    313.4         7%        6%        6%        1%
  Office                                    392.2         8         7         8         2
  Retail                                    292.4         7         6         6         -
  Construction                               39.8         2         1         -         -
  Industrial                                126.3         5         2         1         -
  Other                                     384.5         9         7         6         3
------------------------------------   ----------   -------    -------   -------    -------
    Total other New York State         $  1,548.6        38%       29%       27%        6%
------------------------------------   ----------   -------    -------   -------    -------
Other
  Apartments/
    Multifamily                        $     57.6         7%       22%       13%        -%
  Office                                      5.3         2         -         2         -
  Retail                                     37.9         3         9        16         -
  Construction                                            -         -         -         -
  Industrial                                 14.2         2         2         6         -
  Other                                      21.2         4        11         1         -
------------------------------------   ----------   -------    -------   -------    -------
    Total other                        $    136.2        18%       44%       38%        -%
------------------------------------   ----------   -------    -------   -------    -------
    Total commercial real estate loans $  3,599.2        28%       32%       32%        8%
====================================   ==========   =======    =======   =======    =======

---------------------------------------------------------------------------------------------------------------
                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------
                                                                                                        Table 7

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

                                                                1995                          1994
                                                     ---------------------------    ---------------------------
                                                     Average             Average    Average             Average
Average balance in millions; interest in thousands   balance   Interest   rate      balance   Interest   rate
--------------------------------------------------   -------   --------  -------    -------   --------  -------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                      $   1,804 $ 155,750     8.63%      1,487   116,479     7.84%
  Real estate                                          5,301   471,714     8.90       4,562   390,681     8.56
  Consumer                                             1,752   169,149     9.65       1,378   128,117     9.30
--------------------------------------------------   -------   --------  -------    -------   --------  -------
    Total loans and leases, net                        8,857   796,613     8.99       7,427   635,277     8.55
--------------------------------------------------   -------   --------  -------    -------   --------  -------
Money-market assets
  Interest-bearing deposits at banks                     110     8,181     7.44          48     2,212     4.58
  Federal funds sold and agreements
    to resell securities                                  48     3,007     6.29         109     4,751     4.35
  Trading account                                         28     1,339     4.78           9       499     5.92
--------------------------------------------------   -------   --------  -------    -------   --------  -------
    Total money-market assets                            186    12,527     6.75         166     7,462     4.50
--------------------------------------------------   -------   --------  -------    -------   --------  -------
Investment securities**
  U.S. Treasury and federal agencies                   1,242    74,248     5.98       1,167    56,685     4.86
  Obligations of states and political subdivisions        50     3,420     6.90          53     3,072     5.77
  Other                                                  743    45,988     6.19         852    48,933     5.74
--------------------------------------------------   -------   --------  -------    -------   --------  -------
    Total investment securities                        2,035   123,656     6.08       2,072   108,690     5.24
--------------------------------------------------   -------   --------  -------    -------   --------  -------
    Total earning assets                              11,078   932,796     8.42       9,665   751,429     7.77
--------------------------------------------------   -------   --------  -------    -------   --------  -------
Allowance for possible credit losses                    (254)                          (223)
Cash and due from banks                                  326                            307
Other assets                                             335                            276
--------------------------------------------------   -------                        -------
    Total assets                                   $  11,485                         10,025
--------------------------------------------------   -------                        -------
==================================================   =======   ========   ======    =======   ========  =======
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                     $     761    11,902     1.56         746    11,286     1.51
  Savings deposits                                     2,922    87,612     3.00       3,274    84,804     2.59
  Time deposits                                        4,112   239,882     5.83       2,179    97,067     4.45
  Deposits at foreign office                             133     6,952     5.23         156     5,894     3.79
--------------------------------------------------   -------   --------  -------    -------   --------  -------
    Total interest-bearing deposits                    7,928   346,348     4.37       6,355   199,051     3.13
--------------------------------------------------   -------   --------  -------    -------   --------  -------
Short-term borrowings                                  1,423    84,225     5.92       1,772    73,868     4.17
Long-term borrowings                                     146    11,157     7.64          77     6,287     8.13
--------------------------------------------------   -------   --------  -------    -------   --------  -------
    Total interest-bearing liabilities                 9,497   441,730     4.65       8,204   279,206     3.40
--------------------------------------------------   -------   --------  -------    -------   --------  -------
Demand deposits                                        1,093                          1,011
Other liabilities                                        112                             87
--------------------------------------------------   -------                        -------
    Total liabilities                                 10,702                          9,302
--------------------------------------------------   -------                        -------
Stockholders' equity                                     783                            723
--------------------------------------------------   -------                        -------
    Total liabilities and stockholders' equity     $  11,485                         10,025
--------------------------------------------------   -------                        -------
Net interest spread                                                        3.77                           4.37
Contribution of interest-free funds                                         .66                            .52
--------------------------------------------------            --------  -------              --------  -------
Net interest income/margin on earning assets                 $ 491,066     4.43%              472,223     4.89%
==================================================            ========  =======              ========  =======

                                                                1993
                                                     ---------------------------
                                                     Average             Average
Average balance in millions; interest in thousands   balance   Interest   rate
--------------------------------------------------   -------   --------  -------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                          1,420   112,568     7.93%
  Real estate                                          4,387   379,832     8.66
  Consumer                                             1,175   118,461    10.08
--------------------------------------------------   -------   --------  -------
    Total loans and leases, net                        6,982   610,861     8.75
--------------------------------------------------   -------   --------  -------
Money-market assets
  Interest-bearing deposits at banks                     189     6,740     3.56
  Federal funds sold and agreements
    to resell securities                                 610    20,403     3.35
  Trading account                                         27     1,434     5.32
--------------------------------------------------   -------   --------  -------
    Total money-market assets                            826    28,577     3.46
--------------------------------------------------   -------   --------  -------
Investment securities**
  U.S. Treasury and federal agencies                   1,300    62,420     4.80
  Obligations of states and political subdivisions        41     2,600     6.40
  Other                                                  832    40,251     4.84
--------------------------------------------------   -------   --------  -------
    Total investment securities                        2,173   105,271     4.84
--------------------------------------------------   -------   --------  -------
    Total earning assets                               9,981   744,709     7.46
--------------------------------------------------   -------   --------  -------
Allowance for possible credit losses                    (174)
Cash and due from banks                                  304
Other assets                                             279
--------------------------------------------------   -------
    Total assets                                      10,390
==================================================   ========
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                           747    13,113     1.75
  Savings deposits                                     3,500    90,392     2.58
  Time deposits                                        2,249    98,508     4.38
  Deposits at foreign office                             120     3,243     2.71
--------------------------------------------------   -------   --------  -------
    Total interest-bearing deposits                    6,616   205,256     3.10
--------------------------------------------------   -------   --------  -------
Short-term borrowings                                  1,922    58,459     3.04
Long-term borrowings                                      76     6,158     8.14
--------------------------------------------------   -------   --------  -------
    Total interest-bearing liabilities                 8,614   269,873     3.13
--------------------------------------------------   -------   --------  -------
Demand deposits                                          976
Other liabilities                                        130
--------------------------------------------------   -------
    Total liabilities                                  9,720
--------------------------------------------------   -------
Stockholders' equity                                     670
--------------------------------------------------   -------
    Total liabilities and stockholders' equity        10,390
==================================================   =======
Net interest spread                                                        4.33
Contribution of interest-free funds                                         .43
--------------------------------------------------             --------  -------
Net interest income/margin on earning assets                   474,836     4.76%
==================================================             ========  =======


*Includes nonaccrual loans
**Includes available for sale securities at amortized cost           (continued)

---------------------------------------------------------------------------------------------------------------
                             FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------
                                                                                            Table 7 (continued)

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

                                                                1992                          1991
                                                     ---------------------------    ---------------------------
                                                     Average             Average    Average             Average
Average balance in millions; interest in thousands   balance   Interest   rate      balance   Interest   rate
--------------------------------------------------   -------   --------  -------    -------   --------  -------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                      $   1,237 $ 103,786     8.39%      1,067   101,717     9.53%
  Real estate                                          4,225   392,384     9.29       3,910   389,748     9.97
  Consumer                                             1,109   109,284     9.85         898   104,500    11.64
--------------------------------------------------   -------   --------  -------    -------   --------  -------
    Total loans and leases, net                        6,571   605,454     9.21       5,875   595,965    10.14
--------------------------------------------------   -------   --------  -------    -------   --------  -------
Money-market assets
  Interest-bearing deposits at banks                      29     1,083     3.76         109     7,864     7.19
  Federal funds sold and agreements
    to resell securities                                 510    18,100     3.55          95     5,322     5.62
  Trading account                                         55     3,096     5.62         192    15,873     8.27
--------------------------------------------------   -------   --------  -------    -------   --------  -------
    Total money-market assets                            594    22,279     3.75         396    29,059     7.34
--------------------------------------------------   -------   --------  -------    -------   --------  -------
Investment securities**
  U.S. Treasury and federal agencies                   1,204    81,940     6.81       1,222   109,300     8.94
  Obligations of states and political subdivisions       103     8,122     7.85         146    13,427     9.21
  Other                                                  686    44,414     6.48         357    30,194     8.47
--------------------------------------------------   -------   --------  -------    -------   --------  -------
    Total investment securities                        1,993   134,476     6.75       1,725   152,921     8.87
--------------------------------------------------   -------   --------  -------    -------   --------  -------
    Total earning assets                               9,158   762,209     8.32       7,996   777,945     9.73
--------------------------------------------------   -------   --------  -------    -------   --------  -------
Allowance for possible credit losses                    (130)                           (91)
Cash and due from banks                                  273                            213
Other assets                                             253                            227
--------------------------------------------------   -------                         -------
    Total assets                                   $   9,554                          8,345
==================================================   =======                         =======
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                     $     666    16,544     2.48         576    27,418     4.76
  Savings deposits                                     3,338   110,142     3.30       2,395   123,468     5.16
  Time deposits                                        2,773   153,588     5.54       3,354   242,684     7.24
  Deposits at foreign office                             130     4,348     3.35         159     9,014     5.68
--------------------------------------------------   -------   --------  -------    -------   --------  -------
    Total interest-bearing deposits                    6,907   284,622     4.12       6,484   402,584     6.21
--------------------------------------------------   -------   --------  -------    -------   --------  -------
Short-term borrowings                                  1,121    38,386     3.42         650    36,972     5.69
Long-term borrowings                                       7       590     8.32           7       659     9.35
--------------------------------------------------   -------   --------  -------    -------   --------  -------
    Total interest-bearing liabilities                 8,035   323,598     4.03       7,141   440,215     6.16
--------------------------------------------------   -------   --------  -------    -------   --------  -------
Demand deposits                                          789                            563
Other liabilities                                        147                            143
--------------------------------------------------   -------                         -------
    Total liabilities                                  8,971                          7,847
--------------------------------------------------   -------                         -------
Stockholders' equity                                     583                            498
--------------------------------------------------   -------                         -------
    Total liabilities and stockholders' equity     $   9,554                          8,345
--------------------------------------------------   -------                         -------
Net interest spread                                                        4.29                           3.57
Contribution of interest-free funds                                         .50                            .65
--------------------------------------------------            --------  -------              --------  -------
Net interest income/margin on earning assets                 $ 438,611     4.79%              337,730     4.22%
--------------------------------------------------            --------  -------              --------  -------

*Includes nonaccrual loans
**Includes available for sale securities at amortized cost

-----------------------------------------------------------------------
           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------
                                                                Table 8

AVERAGE CORE DEPOSITS
                                                 Percent increase
                                                 (decrease) from
                                          -----------------------------
Dollars in millions              1995     1994 to 1995     1993 to 1994
-------------------           -------     ------------     ------------
NOW accounts                  $   761               2%               -%
Savings deposits                2,922             (11)              (6)
Time deposits under $100,000    2,613              47               (9)
Demand deposits                 1,093               8                4
-------------------           -------     ------------     ------------
  Total                       $ 7,389               9%              (5)%
===================           =======     ============     ============

------------------------------------------------------------------------------------------------------------
                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------
                                                                                                     Table 9

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES

Dollars in thousands                                          1995       1994     1993      1992      1991
---------------------------------------------------------  ---------   -------   -------   -------   -------
Allowance for possible credit losses
  beginning balance                                        $ 243,332   195,878   151,690   100,265    74,982
---------------------------------------------------------  ---------   -------   -------   -------   -------
Charge-offs during year
  Commercial, financial, agricultural, etc.                    5,475     5,505    14,118    15,966    23,014
  Real estate - construction                                       -         -       150       400         -
  Real estate - mortgage                                      10,750    17,957    22,686    27,530    18,447
  Consumer                                                    14,982     8,981     9,135     7,488     7,033
---------------------------------------------------------  ---------   -------   -------   -------   -------
    Total charge-offs                                         31,207    32,443    46,089    51,384    48,494
---------------------------------------------------------  ---------   -------   -------   -------   -------
Recoveries during year
  Commercial, financial, agricultural, etc.                    3,967     7,877     5,403     2,095     2,268
  Real estate - construction                                      87        13         -         -         -
  Real estate - mortgage                                       2,137     4,515     1,772       445       247
  Consumer                                                     3,678     3,418     3,144     2,531     1,850
---------------------------------------------------------  ---------   -------   -------   -------   -------
    Total recoveries                                           9,869    15,823    10,319     5,071     4,365
---------------------------------------------------------  ---------   -------   -------   -------   -------
Net charge-offs                                               21,338    16,620    35,770    46,313    44,129
Provision for possible credit losses                          40,350    60,536    79,958    84,989    63,412
Allowance for possible credit losses acquired during year          -     3,538         -    12,749     6,000
---------------------------------------------------------  ---------   -------   -------   -------   -------
Allowance for possible credit
  losses ending balance                                    $ 262,344   243,332   195,878   151,690   100,265
---------------------------------------------------------  ---------   -------   -------   -------   -------
Net charge-offs as a percent of:
  Provision for possible credit losses                         52.88%    27.45%    44.74%    54.49%    69.59%
  Average loans and leases, net of
    unearned discount                                            .24%      .22%      .51%      .70%      .75%
---------------------------------------------------------  ---------   -------   -------   -------   -------
Allowance for possible credit losses as a
  percent of loans and leases, net
  of unearned discount, at year-end                             2.75%     2.96%     2.70%     2.17%     1.66%
---------------------------------------------------------  ---------   -------   -------   -------   -------

--------------------------------------------------------------------------------------------
                      FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------
                                                                                    Table 10

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES TO LOAN CATEGORIES

                                                               December 31
                                          --------------------------------------------------
Dollars in thousands                          1995      1994      1993      1992      1991
----------------------------------------- ---------   -------   -------   -------    -------
Commercial, financial, agricultural, etc. $  36,793    44,092    42,820    18,100      5,100
Real estate - mortgage                       75,894    72,285    78,823    19,740     15,293
Consumer                                     23,385    17,532    13,630     6,700      6,500
Unallocated                                 126,272   109,423    60,605   107,150     73,372
----------------------------------------- ---------   -------   -------   -------    -------
  Total                                   $ 262,344   243,332   195,878   151,690    100,265
========================================= =========   =======   =======   =======    =======
As a percentage of gross loans
  and leases outstanding
----------------------------------------- ---------   -------   -------   -------    -------
Commercial, financial, agricultural, etc.      1.83%     2.62%     2.84%     1.22%       .48%
Real estate - mortgage                         1.34      1.43      1.74       .45        .37
Consumer                                       1.10      1.05      1.02       .55        .64
========================================= =========   =======   =======   =======    =======

--------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                        Table 11

NONPERFORMING ASSETS
                                                    December 31
                              -------------------------------------------------
Dollars in thousands              1995      1994      1993      1992      1991
----------------------------- ---------    ------    ------   -------   -------
Nonaccrual loans              $  75,224    62,787    68,936    96,057    74,267
Loans past due
  90 days or more                17,842    11,754    11,122    17,536    15,422
Renegotiated loans                    -     2,994     2,195         -         -
----------------------------- ---------    ------    ------   -------   -------
Total nonperforming loans        93,066    77,535    82,253   113,593    89,689
----------------------------- ---------    ------    ------   -------   -------
Other real estate owned           7,295    10,065    12,222    16,694    10,354
----------------------------- ---------    ------    ------   -------   -------
Total nonperforming assets    $ 100,361    87,600    94,475   130,287   100,043
----------------------------- ---------    ------    ------   -------   -------
Nonperforming loans
  to total loans and leases,
  net of unearned discount          .97%      .94%     1.13%     1.63%     1.48%
Nonperforming assets
  to total net loans and leases
  and other real estate owned      1.05%     1.06%     1.30%     1.86%     1.65%
============================= =========    ======    ======   =======   =======

-------------------------------------------------------------------------------------
                    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------
                                                                             Table 12

MATURITY DISTRIBUTION OF LOANS*
December 31, 1995

                                                                     1997-     After
Dollars in thousands                          Demand       1996      2000       2000
-----------------------------------------   ----------   -------   --------    ------
Commercial, financial, agricultural, etc.   $1,183,869   229,507    413,378    83,489
Real estate - construction                      17,381    46,462     13,663         -
-----------------------------------------   ----------   -------   --------    ------
  Total                                     $1,201,250   275,969    427,041    83,489
=========================================   ==========   =======   ========    ======

Floating or adjustable interest rates                              $364,917    58,739
Fixed or predetermined interest rates                                62,124    24,750
-----------------------------------------                          --------    ------
  Total                                                            $427,041    83,489
=========================================                          ========    ======

*The data do not include nonaccrual loans.

-------------------------------------------------------------------------------
               FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
                                                                       Table 13

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE


Dollars in thousands                     December 31, 1995
--------------------------              -------------------
Under 3 months                          $           639,482
3 to 6 months                                        82,870
6 to 12 months                                      273,227
Over 12 months                                      691,643
--------------------------              -------------------
  Total                                 $         1,687,222
==========================              ===================

-------------------------------------------------------------------------------------------------------------------
                               FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------
                                                                                                           Table 14

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES


                                                  One year         One to      Five to        Over
Dollars in thousands                              or less        five years   ten years    ten years       Total
------------------------------------------------  --------       ----------   ---------    ---------     ----------
December 31, 1995
Investment securities available for sale*
------------------------------------------------
U.S. Treasury and federal agencies
  Carrying value                                  $122,043         117,438            -           -     $   239,481
  Yield                                               4.42%           7.28%           -           -            5.79%
Mortgage-backed securities**
  Government issued or guaranteed
    Carrying value                                  32,999          94,413      104,921     465,191         697,524
    Yield                                             6.04%           6.03%        6.43%       6.38%           6.32%
  Privately issued
    Carrying value                                  16,083         136,947      137,699     285,390         576,119
    Yield                                             6.27%           6.13%        6.22%       6.47%           6.33%
Other debt securities
  Carrying value                                       468           2,879          183           -           3,530
  Yield                                               9.27%           8.71%        8.46%          -            8.77%
Equity securities
  Carrying value                                         -               -            -           -          15,239
  Yield                                                  -               -            -           -               -
================================================  ========       =========     ========    ========      ==========
Total investment securities available for sale
  Carrying value                                  $171,593         351,677      242,803     750,581     $ 1,531,893
  Yield                                               4.92%           6.50%        6.31%       6.41%           6.20%
------------------------------------------------  --------       ----------   ---------    ---------     ----------

Investment securities held to maturity
------------------------------------------------
U.S. Treasury and federal agencies
  Carrying value                                  $      -         150,000            -           -     $   150,000
  Yield                                                  -            6.42%           -           -            6.42%
Obligations of states and political subdivisions
  Carrying value                                    30,532           3,104        1,474         140          35,250
  Yield                                               6.45%           9.14%       10.76%      11.01%           6.88%
Other debt securities
  Carrying value                                         -             584            -           -             584
  Yield                                                  -            7.37%           -           -            7.37%
================================================  ========       =========     ========    ========      ==========
Total investment securities held to maturity
  Carrying value                                  $ 30,532         153,688        1,474         140     $   185,834
  Yield                                               6.45%           6.48%       10.76%      11.01%           6.51%
================================================  ========       =========     ========    ========      ==========

Other investment securities                       $      -               -            -           -     $    51,568
------------------------------------------------  --------       ---------     --------    --------      ----------
Total investment securities
  Carrying value                                  $202,125         505,365      244,277     750,721     $ 1,769,295
  Yield                                               5.15%           6.49%        6.34%       6.41%           6.05%
================================================  ========       =========     ========    ========      ==========

* Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.
**Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

------------------------------------------------------------------------------------
                    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------
                                                                            Table 15
INTEREST RATE SENSITIVITY
Dollars in thousands by repricing date

                           Three        Four to      One to
                           months       twelve        five     After five
December 31, 1995         or less       months        years       years      Total
----------------------- -----------    ---------   ---------   ---------   ---------
Loans and leases, net   $ 4,104,422    1,241,900   3,034,943   1,174,584   9,555,849
Money-market assets          81,209       55,000           -           -     136,209
Investment securities       253,164      601,973     498,453     415,705   1,769,295
-----------------------  ----------    ---------   ---------   ---------  ----------
  Total earning assets    4,438,795    1,898,873   3,533,396   1,590,289  11,461,353
-----------------------  ----------    ---------   ---------   ---------  ----------

NOW accounts                768,559            -           -           -     768,559
Savings deposits          2,765,301            -           -           -   2,765,301
Time deposits             1,176,680    1,963,691   1,455,682           -   4,596,053
Deposits at foreign
  office                    155,303            -           -           -     155,303
-----------------------  ----------    ---------   ---------   ---------  ----------
  Total interest-
    bearing deposits      4,865,843    1,963,691   1,455,682           -   8,285,216
-----------------------  ----------    ---------   ---------   ---------  ----------

Short-term borrowings     1,273,206            -           -           -   1,273,206
Long-term borrowings          2,450       12,233       1,221     176,887     192,791
-----------------------  ----------    ---------   ---------   ---------  ----------
  Total interest-
  bearing liabilities     6,141,499    1,975,924   1,456,903     176,887   9,751,213
-----------------------  ----------    ---------   ---------   ---------  ----------

Interest rate swaps      (1,950,416)     488,287   1,462,129           -           -
-----------------------  ----------    ---------   ---------   ---------  ----------
Periodic gap             (3,653,120)     411,236   3,538,622   1,413,402
Cumulative gap          $(3,653,120)  (3,241,884)    296,738   1,710,140
Cumulative gap as a %
  of total earning
  assets                      (31.9)%      (28.3)%       2.6%       14.9%
=======================  ==========    =========   =========   =========


--------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                       Table 16

REGULATORY CAPITAL RATIOS
                                 First                      East
                                Empire          M&T          New         M&T
December 31, 1995           (Consolidated)     Bank         York     Bank, N.A.
-------------------------   --------------   --------     -------    ----------
Core capital                          8.53%      7.70%      11.41%       9.46%
Total capital                        11.62%     11.05%      12.68%      10.76%
Leverage                              6.91%      6.38%       7.33%      10.08%
=========================   ==============   ========     =======    ========

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

             Index to Financial Statements and Financial Statement Schedules

             Report of Independent Accountants

             Consolidated Balance Sheet -
             December 31, 1995 and 1994

             Consolidated Statement of Income -
             Years ended December 31, 1995, 1994 and 1993

             Consolidated Statement of Cash Flows -
             Years ended December 31, 1995,
             1994 and 1993

             Consolidated Statement of Changes in
             Stockholders' Equity - Years ended December 31,
             1995, 1994 and 1993

             Notes to Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of First Empire State Corporation:

We have audited the accompanying consolidated balance sheet of First Empire State Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of First Empire State Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 122 in 1995, which changed its method of accounting for mortgage servicing rights.


/s/ PRICE WATERHOUSE LLP

Buffalo, New York
January 10, 1996, except as to Note 9,
which is as of February 13, 1996

--------------------------------------------------------------------------------------------------
                          FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET

                                                                                December 31
                                                                                -----------
Dollars in thousands, except per share                                       1995          1994
--------------------------------------------------------------------------------------------------
Assets               Cash and due from banks                            $    363,119       377,781
                     Money-market assets
                       Interest-bearing deposits at banks                    125,500           143
                       Federal funds sold and
                         agreements to resell securities                       1,000         3,080
                       Trading account                                         9,709         5,438
                     -----------------------------------------------------------------------------
                         Total money-market assets                           136,209         8,661
                     -----------------------------------------------------------------------------
                     Investment securities
                       Available for sale (cost: $1,537,393 in 1995;
                         $1,602,916 in 1994)                               1,531,893     1,514,395
                       Held to maturity (market value: $187,476 in 1995;
                         $221,165 in 1994)                                   185,834       227,651
                       Other (market value:  $51,568 in 1995;
                         $48,994 in 1994)                                     51,568        48,994
                     -----------------------------------------------------------------------------
                         Total investment securities                       1,769,295     1,791,040
                     -----------------------------------------------------------------------------
                     Loans and leases                                      9,873,723     8,447,117
                       Unearned discount                                    (317,874)     (229,824)
                       Allowance for possible credit losses                 (262,344)     (243,332)
                     -----------------------------------------------------------------------------
                         Loans and leases, net                             9,293,505     7,973,961
                     -----------------------------------------------------------------------------
                     Premises and equipment                                  128,516       127,274
                     Accrued interest and other assets                       265,258       249,927
                     -----------------------------------------------------------------------------
                         Total assets                                   $ 11,955,902    10,528,644
==================================================================================================
Liabilities          Noninterest-bearing deposits                       $  1,184,359     1,087,102
                     NOW accounts                                            768,559       748,199
                     Savings deposits                                      2,765,301     3,098,438
                     Time deposits                                         4,596,053     3,106,723
                     Deposits at foreign office                              155,303       202,611
                     -----------------------------------------------------------------------------
                         Total deposits                                    9,469,575     8,243,073
                     -----------------------------------------------------------------------------
                     Federal funds purchased and agreements
                       to repurchase securities                            1,213,372       695,665
                     Other short-term borrowings                              59,834       669,185
                     Accrued interest and other liabilities                  174,077       103,538
                     Long-term borrowings                                    192,791        96,187
                     -----------------------------------------------------------------------------
                         Total liabilities                                11,109,649     9,807,648
--------------------------------------------------------------------------------------------------
Stockholders'        Preferred stock, $1 par, 1,000,000 shares
equity                authorized, 40,000 shares issued, stated at aggregate
                       liquidation value                                      40,000        40,000
                     Common stock, $5 par, 15,000,000 shares
                       authorized, 8,097,472 shares issued                    40,487        40,487
                     Surplus                                                  98,657        98,014
                     Undivided profits                                       805,486       694,274
                     Unrealized investment losses, net                        (3,155)      (50,555)
                     Treasury stock - common, at cost - 1,664,306 shares
                       in 1995; 1,486,969 shares in 1994                    (135,222)     (101,224)
                     -----------------------------------------------------------------------------
                         Total stockholders' equity                          846,253       720,996
                     -----------------------------------------------------------------------------
                         Total liabilities and stockholders' equity     $ 11,955,902    10,528,644
==================================================================================================

See accompanying notes to financial statements.

----------------------------------------------------------------------------------------------
                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME

                                                                      Year ended December 31
                                                              --------------------------------
Dollars in thousands, except per share                            1995       1994       1993
----------------------------------------------------------------------------------------------
Interest income  Loans and leases, including fees             $  794,181    633,077    608,473
                 Money-market assets
                   Deposits at banks                               8,181      2,212      6,740
                   Federal funds sold and agreements
                     to resell securities                          3,007      4,751     20,403
                   Trading account                                 1,234        361      1,242
                 Investment securities
                   Fully taxable                                 118,791    104,185    101,187
                   Exempt from federal taxes                       2,760      2,760      2,584
                 -----------------------------------------------------------------------------
                     Total interest income                       928,154    747,346    740,629
----------------------------------------------------------------------------------------------
Interest expense NOW accounts                                     11,902     11,286     13,113
                 Savings deposits                                 87,612     84,804     90,392
                 Time deposits                                   239,882     97,067     98,508
                 Deposits at foreign office                        6,952      5,894      3,243
                 Short-term borrowings                            84,225     73,868     58,459
                 Long-term borrowings                             11,157      6,287      6,158
                 -----------------------------------------------------------------------------
                     Total interest expense                      441,730    279,206    269,873
                 -----------------------------------------------------------------------------
                 Net interest income                             486,424    468,140    470,756
                 Provision for possible credit losses             40,350     60,536     79,958
                 -----------------------------------------------------------------------------
                 Net interest income after provision
                   for possible credit losses                    446,074    407,604    390,798
----------------------------------------------------------------------------------------------
Other income     Trust income                                     25,477     22,574     23,865
                 Service charges on deposit accounts              38,290     35,016     32,291
                 Merchant discount and other credit card fees     10,675      8,705      7,932
                 Trading account gains                             1,151        700      2,702
                 Gain on sales of bank investment securities       4,479        128        870
                 Mortgage banking revenues                        37,142     16,002     12,776
                 Other revenues from operations                   32,324     40,614     30,108
                 -----------------------------------------------------------------------------
                     Total other income                          149,538    123,739    110,544
----------------------------------------------------------------------------------------------
Other expense    Salaries and employee benefits                  188,222    161,221    154,340
                 Equipment and net occupancy                      50,526     49,132     47,823
                 Printing, postage and supplies                   14,442     13,516     13,021
                 Deposit insurance                                14,675     16,442     17,684
                 Other costs of operations                       106,574     96,551     94,951
                 -----------------------------------------------------------------------------
                     Total other expense                         374,439    336,862    327,819
                 -----------------------------------------------------------------------------
                 Income before income taxes                      221,173    194,481    173,523
                 Income taxes                                     90,137     77,186     71,531
                 -----------------------------------------------------------------------------
                 Net income                                   $  131,036    117,295    101,992
==============================================================================================
                 Net income per common share
                   Primary                                        $18.79      16.35      13.87
                   Fully diluted                                   17.78      15.71      13.42
==============================================================================================

See accompanying notes to financial statements.

----------------------------------------------------------------------------------------------------------------------
                             FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            Year ended December 31
                                                                                   --------------------------------------
Dollars in thousands                                                                  1995         1994        1993
-------------------------------------------------------------------------------------------------------------------------
Cash flows from             Net income                                             $     131,036     117,295      101,992
operating activities        Adjustments to reconcile net income to net cash
                              provided by operating activities
                                Provision for possible credit losses                      40,350      60,536       79,958
                                Depreciation and amortization of premises
                                  and equipment                                           18,530      17,625       16,238
                                Amortization of capitalized mortgage
                                 servicing rights                                          7,251       3,503        2,797
                                Provision for deferred income taxes                       (7,360)     (2,866)     (23,700)
                                Asset write-downs                                          3,852       3,184        9,037
                                Net gain on sales of assets                              (12,121)     (4,744)        (870)
                                Net change in accrued interest receivable, payable         4,381       8,084       (6,946)
                                Net change in other accrued income and expense            61,205     (39,654)      33,010
                                Net change in loans held for sale                       (136,303)    169,883      (70,462)
                                Net change in trading account assets                      (2,288)      4,377       43,700
                            ---------------------------------------------------------------------------------------------
                                Net cash provided by operating activities                108,533     337,223      184,754
-------------------------------------------------------------------------------------------------------------------------
Cash flows from             Proceeds from sales of investment securities
investing activities          Available for sale                                         448,532      52,824            -
                              Held to maturity                                               990           -            -
                              Other                                                            -       7,446            -
                            Proceeds from maturities of investment securities
                              Available for sale                                         244,862     562,498            -
                              Held to maturity                                           115,986      55,283            -
                              Other                                                            -           -    1,298,887
                            Purchases of investment securities
                              Available for sale                                        (418,507)    (17,143)           -
                              Held to maturity                                          (295,582)    (59,704)           -
                              Other                                                       (3,408)    (20,292)  (2,011,405)
                            Net (increase) decrease in interest-bearing
                              deposits at banks                                         (125,357)     54,901       54,997
                            Net increase in loans and leases                          (1,189,108)   (778,201)    (242,249)
                            Capital expenditures, net                                    (17,520)     (6,876)     (22,329)
                            Acquisitions, net of cash acquired                            52,298     102,721            -
                            Other, net                                                     4,078      23,185       28,842
                            ---------------------------------------------------------------------------------------------
                              Net cash used by investing activities                   (1,182,736)    (23,358)    (893,257)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from             Net increase (decrease) in deposits                        1,139,555     413,865     (722,480)
financing activities        Net increase (decrease) in short-term borrowings            (124,644)   (807,826)   1,408,976
                            Proceeds from issuance of subordinated notes                 100,000           -            -
                            Payments on long-term borrowings                              (3,529)       (116)         (95)
                            Purchases of treasury stock                                  (37,374)    (43,964)           -
                            Dividends paid - common                                      (16,224)    (14,743)     (13,054)
                            Dividends paid - preferred                                    (3,600)     (3,600)      (3,600)
                            Other, net                                                     3,277      (1,841)     (12,990)
                            ---------------------------------------------------------------------------------------------
                              Net cash provided (used) by financing activities         1,057,461    (458,225)     656,757
                            ---------------------------------------------------------------------------------------------
                            Net decrease in cash and cash equivalents              $     (16,742)   (144,360)     (51,746)
                            Cash and cash equivalents at beginning of year               380,861     525,221      576,967
                            Cash and cash equivalents at end of year               $     364,119     380,861      525,221
=========================================================================================================================
Supplemental                Interest received during the year                      $     909,005     743,184      750,947
disclosure of cash          Interest paid during the year                                408,221     270,802      278,125
flow information            Income taxes paid during the year                             68,237     110,162       77,024
=========================================================================================================================
Supplemental schedule
of noncash investing        Real estate acquired
and financing activities      in settlement of loans                               $       7,372       9,936        9,415
=========================================================================================================================

See accompanying notes to financial statements.

-------------------------------------------------------------------------------------------------------------------
                            FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      Unrealized
                                                                                      investment
                                                                                        gains
                                               Preferred   Common            Undivided (losses),  Treasury
Dollars in thousands, except per share           stock     stock     Surplus  profits     net      stock     Total
-------------------------------------------------------------------------------------------------------------------
1993     Balance - January 1, 1993              $40,000    40,487    96,816   509,984         -   (60,492) $626,795
         Net income                                   -         -         -   101,992         -         -   101,992
         Preferred stock cash dividends               -         -         -    (3,600)        -         -    (3,600)
         Common stock cash dividends -
           $ 1.90 per share                           -         -         -   (13,054)        -         -   (13,054)
         Exercise of stock options                    -         -       971         -         -     1,742     2,713
         Unrealized gains on investment
           securities available for sale, net         -         -         -         -     9,148         -     9,148
         ----------------------------------------------------------------------------------------------------------
         Balance - December 31, 1993            $40,000    40,487    97,787   595,322     9,148   (58,750) $723,994
-------------------------------------------------------------------------------------------------------------------
1994     Net income                                   -         -         -   117,295         -         -   117,295
         Preferred stock cash dividends               -         -         -    (3,600)        -         -    (3,600)
         Common stock cash dividends -
           $ 2.20 per share                           -         -         -   (14,743)        -         -   (14,743)
         Exercise of stock options                    -         -       227         -         -     1,490     1,717
         Purchases of treasury stock                  -         -         -         -         -   (43,964)  (43,964)
         Unrealized losses on investment
           securities available for sale, net         -         -         -         -   (59,703)        -   (59,703)
         ----------------------------------------------------------------------------------------------------------
         Balance - December 31, 1994            $40,000    40,487    98,014   694,274   (50,555) (101,224) $720,996
-------------------------------------------------------------------------------------------------------------------
1995     Net income                                   -         -         -   131,036         -         -   131,036
         Preferred stock cash dividends               -         -         -    (3,600)        -         -    (3,600)
         Common stock cash dividends -
           $ 2.50 per share                           -         -         -   (16,224)        -         -   (16,224)
         Exercise of stock options                    -         -       643         -         -     3,376     4,019
         Purchases of treasury stock                  -         -         -         -         -   (37,374)  (37,374)
         Unrealized gains on investment
           securities available for sale, net         -         -         -         -    47,400         -    47,400
         ----------------------------------------------------------------------------------------------------------
         Balance - December 31, 1995            $40,000    40,487    98,657   805,486    (3,155) (135,222) $846,253
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements


1.  Significant accounting policies

First Empire State Corporation ("First Empire") is a bank holding company headquartered in Buffalo, New York. Through subsidiaries, First Empire provides individuals, corporations and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking, asset management and other financial services. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting and reporting policies of First Empire State Corporation and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The more significant accounting policies are as follows:

Consolidation

The consolidated financial statements include First Empire and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of First Empire included in note 20 report investments in subsidiaries under the equity method.

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

      Other securities include stock of the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York and are stated at cost.

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

Loans

Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when principal or interest is delinquent 90 days, unless management determines that the loan status clearly warrants other treatment. Loan balances are charged off when it becomes evident that such balances are not fully collectible. Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan. Net deferred fees have been included in unearned discount in the Consolidated Balance Sheet as a reduction of loans outstanding. Loans held for sale are carried at the lower of aggregate cost or fair market value. Valuation adjustments made on these loans are included in mortgage banking revenues in the Consolidated Statement of Income.

      Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended. Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and are evaluated collectively, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Impaired loans are classified as either nonaccrual or as loans renegotiated at below market rates. Loans less than 90 days delinquent are deemed to have a minimum delay in payment and are generally not considered impaired. Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Interest received on impaired loans placed on nonaccrual status is applied to reduce the carrying value of the loan or, if principal is considered fully collectible, recognized as interest income.

Allowance for possible credit losses

The allowance for possible credit losses represents the amount which, in management's judgment, will be adequate to absorb credit losses from existing loans, leases and credit commitments. The adequacy of the allowance is determined by management's evaluation of the loan portfolio and other credit commitments based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, any delinquency in payments, and the value of any collateral.

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


Capitalized mortgage servicing rights

In the second quarter of 1995, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights", retroactive to January 1, 1995. As a result, the Company recognizes as separate assets rights to service mortgage loans for others, whether those servicing rights are originated or purchased. Prior to the adoption of SFAS No. 122, only purchased mortgage servicing rights were recorded as assets. Retroactive application of the provisions of SFAS No. 122 to prior years is not permitted.

      The total cost of mortgage loans sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights purchased separately from loans are recorded at cost. Capitalized mortgage servicing rights are included in other assets and amortized in proportion to and over the period of estimated net servicing income.

      To estimate the fair value of mortgage servicing rights, the Company considers market prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized mortgage servicing rights, the Company stratifies such rights based on predominant risk characteristics of underlying loans that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors include loan type, note rate and term. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax effects attributable to differences between the financial statement value of existing assets and liabilities and their respective tax bases and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates and laws. Investment tax credits related to leveraged leasing property are amortized into income tax expense over the life of the lease agreement.

Financial futures

Outstanding financial futures contracts represent future commitments and are not included in the Consolidated Balance Sheet. Futures contracts used in securities trading operations are marked to market and the resulting gains or

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued


1.  Significant accounting policies, continued

losses are recognized in trading account gains. On occasion the Company uses interest rate futures contracts as part of its management of interest rate risk. Gains and losses on futures contracts designated as hedges are amortized as an adjustment to interest income or expense over the life of the item hedged.

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

2.  Acquisitions

On March 6, 1995, the Company's mortgage banking subsidiary, M&T Mortgage Corporation, acquired Statewide Funding Corporation ("Statewide"), a privately-owned mortgage banking company based near Albany, New York, in a cash transaction. As of the acquisition date, Statewide serviced residential mortgage loans owned by other investors having an outstanding principal balance of approximately $1.0 billion. On October 2, 1995, in another cash transaction, M&T Mortgage Corporation acquired the mortgage servicing rights and origination franchise of Exchange Mortgage Corporation ("Exchange"), a mortgage banking company based in Huntington Station, New York. As of the acquisition date, Exchange serviced residential mortgage loans owned by other investors having an outstanding principal balance of approximately $370 million. The combined purchase price of the Statewide and Exchange transactions was approximately $25 million.

      In separate cash transactions, on July 21, 1995, Manufacturers and Traders Trust Company ("M&T Bank"), a wholly owned subsidiary of First Empire, acquired four banking offices from The Chase Manhattan Bank, N.A., including approximately $84 million of deposits, and on December 10, 1994 purchased approximately $146 million of deposits from Chemical Bank, along with seven banking offices. Ten of the banking offices obtained in these transactions were in the Hudson Valley region of New York State and one office was in Western New York.

      On December 1, 1994, First Empire acquired Ithaca Bancorp, Inc. ("Ithaca Bancorp"), Ithaca, New York, in exchange for cash consideration of $19 per common share, or approximately $44.2 million. Simultaneously with the

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



2.  Acquisitions, continued

acquisition, Ithaca Bancorp's savings bank subsidiary, Citizens Savings Bank, F.S.B., was merged into M&T Bank bringing twelve banking offices in New York's Southern Tier into M&T Bank's branch network. As of December 1, 1994, assets acquired totaled $470 million, including $369 million of loans; at that date, liabilities assumed totaled $425 million, including $330 million of deposits.

      These acquisitions have been accounted for as purchase transactions and, accordingly, the operating results of the acquired entities have been included in the Company's results of operations since the respective acquisition dates. The excess of the cost of the acquired entities over the fair value of identifiable assets acquired less liabilities assumed has been recorded as goodwill and amounted to approximately $11 million and $24 million for acquisitions completed in 1995 and 1994, respectively. Such goodwill is being amortized on a straight-line basis over five years.

      Amortization of goodwill was $6,294,000 in 1995 and $358,000 in 1994. There was no goodwill amortization in 1993. The amount of goodwill totaled $28,234,000 and $23,514,000 at December 31, 1995 and 1994, respectively.

      Presented below is certain proforma information as if Statewide, Exchange and Ithaca had been acquired on January 1, 1994. These results combine the historical results of the acquired businesses into the Company's Consolidated Statement of Income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place at that time.

                                             Proforma
                                       Year ended December 31
                                        1995           1994
                                      --------        --------
                                          (in thousands,
                                         except per share)

Interest income                       $929,382        782,259
Other income                           156,306        149,852
Net income                             129,442        112,738
Earnings per common share             $  18.56          15.70
                                      ========        =======

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



3.  Investment securities

The amortized cost and estimated fair value of investment securities were as follows:
                                          Gross        Gross      Estimated
                            Amortized   unrealized   unrealized      fair
                              cost         gains       losses       value
                            ---------   ----------   ----------   ---------
                                              (in thousands)
December 31, 1995
Investment securities
  available for sale:
U.S. Treasury and federal
  agencies                 $  235,986        3,983          488     239,481
Mortgage-backed securities
  Government issued
   or guaranteed              705,523        3,505       11,504     697,524
  Privately issued            580,275          806        4,962     576,119
Other debt securities           3,454           76            -       3,530
Equity securities              12,155        3,084            -      15,239
                            ---------       ------       ------   ---------
                            1,537,393       11,454       16,954   1,531,893
                            ---------       ------       ------   ---------

Investment securities
  held to maturity:
U.S. Treasury and
  federal agencies            150,000        1,199            -     151,199
Obligations of states and
  political subdivisions       35,250          446            3      35,693
Other debt securities             584            -            -         584
                            ---------       ------       ------   ---------
                              185,834        1,645            3     187,476
                            ---------       ------       ------   ---------

Other securities               51,568            -            -      51,568
                            ---------       ------       ------   ---------

Total                      $1,774,795       13,099       16,957   1,770,937
                           ==========       ======       ======   =========

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



3.  Investment securities, continued

                                          Gross        Gross      Estimated
                            Amortized   unrealized   unrealized     fair
                              cost         gains       losses       value
                            ---------   ----------   ----------   ---------
                                           (in thousands)
December 31, 1994
Investment securities
  available for sale:
U.S. Treasury and federal
  agencies                 $    5,775            -           13       5,762
Mortgage-backed securities
  Government issued
   or guaranteed              869,031          403       46,901     822,533
  Privately issued            706,909          110       41,810     665,209
Other debt securities           6,537           20            -       6,557
Equity securities              14,664        1,532        1,862      14,334
                           ----------        -----       ------   ---------
                            1,602,916        2,065       90,586   1,514,395
                           ----------        -----       ------   ---------


Investment securities
 held to maturity:
U.S. Treasury and
  federal agencies            171,112            1        6,511     164,602
Obligations of states and
  political subdivisions       55,787          266          181      55,872
Other debt securities             752            -           61         691
                           ----------        -----       ------   ---------
                              227,651          267        6,753     221,165
                           ----------        -----       ------   ---------

Other securities               48,994            -            -      48,994
                           ----------        -----       ------   ---------

Total                      $1,879,561        2,332       97,339   1,784,554
                           ==========        =====       ======   =========


      No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of stockholders' equity at December 31, 1995.

      As permitted by the Financial Accounting Standards Board, in December 1995 the Company reclassified U.S. Treasury securities with an amortized cost and estimated fair value of $220,185,000 and $223,309,000, respectively, from held to maturity to available for sale to enhance flexibility in managing the investment securities portfolio.

      As of December 31, 1995, the latest available investment ratings of all privately issued mortgage-backed securities were AA or better, except one security with an amortized cost of $1,075,000 was rated AA-.

      At December 31, 1995, investment securities classified as held to maturity and issued by U.S. Treasury and federal agencies consisted of structured notes issued by the Federal Home Loan Banks. There were no structured notes in investment securities at December 31, 1994.

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



3.  Investment securities, continued

      The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

                                                 December 31
                                            1995            1994
                                            ----            ----
                                              (in thousands)

     Amortized cost                       $673,476         788,776
     Estimated fair value                  662,785         736,259
                                          ========         =======

      Gross realized gains on the sale of investment securities available for sale were $5,113,000 in 1995 and $128,000 in 1994. Gross realized losses on the sale of investment securities available for sale were $624,000 in 1995. There were no such losses in 1994. Gains recognized in 1993 consisted of appreciation in market value of investment securities held for sale at December 31, 1992.

      During 1995, the Company sold a municipal bond with an amortized cost of $1,000,000 that had been classified as held to maturity. Such bond was sold for an insignificant loss immediately following the downgrading of the municipality's credit rating by several rating agencies.

      At December 31, 1995, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

                                                           Estimated
                                           Amortized          fair
                                             cost            value
                                           ---------       ---------
                                                (in thousands)
Debt securities available for sale:
Due in one year or less                   $  122,948         122,511
Due after one year through five years        116,314         120,317
Due after five years through ten years           178             183
Due after ten years                                -               -
                                          ----------       ---------
                                             239,440         243,011
                                          ----------       ---------
Mortgage-backed securities available
  for sale                                 1,285,798       1,273,643
                                          ----------       ---------
                                          $1,525,238       1,516,654
                                          ==========       =========
Debt securities held to maturity:
Due in one year or less                   $   30,532          30,594
Due after one year through five years        153,688         155,037
Due after five years through ten years         1,474           1,682
Due after ten years                              140             163
                                          ----------       ---------
                                          $  185,834         187,476
                                          ==========       =========

      At December 31, 1995, investment securities with a carrying value of $795,759,000, including $629,729,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from the Federal Home Loan Bank of New York, repurchase agreements, governmental deposits and interest rate swap agreements.

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



4.  Loans and leases

Total gross loans and leases outstanding were comprised of the following:

                                           December 31
                                      1995            1994
                                      ----            ----
                                        (in thousands)
Loans
Commercial, financial,
  agricultural, etc.               $1,928,969      1,592,627
Real estate:
  Residential                       2,061,342      1,707,840
  Commercial                        3,587,248      3,339,097
  Construction                         77,604         53,535
Consumer                            2,017,099      1,662,881
                                   ----------      ---------
  Total loans                       9,672,262      8,355,980
                                   ----------      ---------
Leases
  Commercial                           84,968         87,788
  Consumer                            116,493          3,349
                                   ----------      ---------
  Total leases                        201,461         91,137
                                   ----------      ---------
    Total loans and leases         $9,873,723      8,447,117
                                   ==========      =========


      One-to-four family residential mortgage loans held for sale were $185.0 million at December 31, 1995 and $33.4 million at December 31, 1994. One-to-four family residential mortgage loans serviced for others totaled approximately $5.7 billion and $4.0 billion at December 31, 1995 and 1994, respectively. Approximately $17.3 million of one-to-four family residential mortgage loans have been sold with recourse. The total credit loss exposure resulting from loans sold with recourse was considered negligible as of December 31, 1995.

      Included in the table above are nonperforming loans (loans on which interest was not being accrued, or which were ninety days or more past due or had been renegotiated at below-market interest rates) of $93,066,000 at December 31, 1995 and $77,535,000 at December 31, 1994. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on these loans would have amounted to $9,931,000 in 1995 and $9,648,000 in 1994. The actual amount included in interest income during 1995 and 1994 on these loans was $2,178,000 and $1,590,000, respectively.

      The adoption of SFAS No. 114, as amended, on January 1, 1995 had no impact on the Company's results of operations nor on the level of the allowance for possible credit losses. At December 31, 1995, the recorded investment in loans that are considered impaired under SFAS No. 114 was $60,778,000. Included in this amount was $41,654,000 of impaired loans for which the related SFAS No. 114 allowance for possible credit losses was $4,775,000. The average recorded investment in impaired loans during 1995 was $52,357,000. Interest income recognized on impaired loans totaled $1,151,000 for the year ended December 31, 1995.

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



4. Loans and leases, continued

      Borrowings by directors and certain officers of First Empire and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $52,613,000 and $129,736,000 at December 31, 1995 and 1994, respectively. During 1995, new borrowings by such persons amounted to $25,415,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions equaled $102,538,000.

      At December 31, 1995, approximately $19 million of one-to-four family residential mortgage loans were pledged to secure borrowings.

5.  Allowance for possible credit losses

Changes in the allowance for possible credit losses were as follows:

                                1995         1994         1993
                                ----         ----         ----
                                        (in thousands)

Beginning balance             $243,332      195,878      151,690
Provision for possible
  credit losses                 40,350       60,536       79,958
Allowance for possible
  credit losses acquired             -        3,538            -
Net charge-offs
  Charge-offs                  (31,207)     (32,443)     (46,089)
  Recoveries                     9,869       15,823       10,319
                              --------      -------      -------
  Net charge-offs              (21,338)     (16,620)     (35,770)
                              --------      -------      -------

Ending balance                $262,344      243,332      195,878
                              ========      =======      =======


6.  Premises and equipment

The detail of premises and equipment was as follows:

                                                          December 31
                                                     1995           1994
                                                     ----           ----
                                                        (in thousands)

Land                                               $ 12,791         12,730
Buildings-owned                                      89,062         88,123
Buildings-capital leases                              1,773          1,773
Leasehold improvements                               29,098         33,404
Furniture and equipment-owned                       114,007        102,212
Furniture and equipment-capital leases                  429              -
                                                   --------        -------
                                                    247,160        238,242

Less:  accumulated depreciation
  and amortization
    Owned assets                                    116,954        109,354
    Capital leases                                    1,690          1,614
                                                   --------        -------
                                                    118,644        110,968
                                                   --------        -------

Premises and equipment, net                        $128,516        127,274
                                                   ========        =======

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued




6.    Premises and equipment, continued

      Net lease expense for all operating leases totaled $13,091,000 in 1995, $13,329,000 in 1994 and $12,051,000 in 1993. The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 22 years. Minimum lease payments under noncancellable operating leases are summarized as follows:

Year ending December 31:          (in thousands)

           1996                       $  7,455
           1997                          7,333
           1998                          6,505
           1999                          7,461
           2000                          6,837
           Later years                  59,331
                                      --------
                                      $ 94,922
                                      ========

      Payments required under capital leases are not material.

7.  Capitalized mortgage servicing rights

Changes in capitalized mortgage servicing rights were as follows:

                                     Year ended December 31
                             1995               1994              1993
                             ----               ----              ----
                                          (in thousands)

Beginning balance          $10,048              8,472             7,555
Originations                12,515                  -                 -
Purchases                   22,980              5,079             4,034
Amortization                (7,251)            (3,503)           (2,797)
Sales                       (2,704)                 -                 -
Write-downs                      -                  -              (320)
                           -------             ------             -----
                            35,588             10,048             8,472
Valuation allowance         (1,100)                 -                 -
                           -------             ------             -----
Ending balance, net        $34,488             10,048             8,472
                           =======             ======             =====

      As a result of impairment of certain strata of capitalized mortgage servicing rights, an impairment allowance totaling $1,100,000 was recorded during 1995. The estimated fair value of capitalized mortgage servicing was approximately $44 million at December 31, 1995. Such amount was calculated using current prepayment and discount rate assumptions.

      The effect on the 1995 results of operations from implementing SFAS No. 122 was to increase mortgage banking revenues by $9,985,000 and other costs of operations by $1,795,000.

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued




8.  Borrowings

The amount and interest rate of short-term borrowings were as follows:

                             Federal funds
                             purchased and
                              repurchase       Other
                              agreements     borrowings        Total
                             -------------   ----------      ---------
                                       (dollars in thousands)
At December 31, 1995
  Amount outstanding          $1,213,372         59,834      1,273,206
  Weighted-average
    interest rate                   5.83%          5.32%          5.81%

For the year ended
  December 31, 1995
  Highest amount
    at a month-end            $1,944,924        524,359
  Daily-average
    amount outstanding         1,176,935        246,560      1,423,495
  Weighted-average
    interest rate                   5.91%          5.95%          5.92%
                               =========        =======      =========


At December 31, 1994
  Amount outstanding          $  695,665        669,185      1,364,850
  Weighted-average
    interest rate                   6.07%          6.02%          6.05%

For the year ended
  December 31, 1994
  Highest amount
    at a month-end            $1,829,630      1,038,502
  Daily-average
    amount outstanding         1,432,845        339,676      1,772,521
  Weighted-average
    interest rate                   4.12%          4.38%          4.17%
                               =========        =======      =========

At December 31, 1993
  Amount outstanding          $1,381,335        720,332      2,101,667
  Weighted-average
    interest rate                   3.41%          2.97%          3.26%

For the year ended
  December 31, 1993
  Highest amount
    at a month-end            $2,434,239        720,332
  Daily-average
    amount outstanding         1,639,537        282,989      1,922,526
  Weighted-average
    interest rate                   3.06%          2.93%          3.04%
                               =========        =======      =========

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued





8.    Borrowings, continued


      At December 31, 1995, First Empire, M&T Bank and The East New York Savings Bank ("East New York"), a wholly owned subsidiary of First Empire, had lines of credit under formal agreements as follows:

                                  First              M&T               East
                                  Empire             Bank            New York
                                  ------             ----            --------
                                              (in thousands)

Outstanding borrowings           $     -            16,834                  -
Unused                            25,000           615,894            257,598
                                 =======           =======            =======




      Long-term borrowings were as follows:

                                                December 31
                                            1995             1994
                                            ----             ----
                                              (in thousands)
Subordinated notes of
 M&T Bank:
 8 1/8% due 2002                          $ 75,000          75,000
 7% due 2005                               100,000               -
Advances from Federal Home
 Loan Bank of New York                      16,834          20,701
Other                                          957             486
                                          --------          ------
                                          $192,791          96,187
                                          ========          ======

      The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of depositors and other creditors of M&T Bank. Advances from the Federal Home Loan Bank of New York had fixed and variable rates of interest ranging from 4.74% to 8.60% at December 31, 1995 and 1994. Such advances mature at various dates through 2006 and are secured by residential mortgage loans.

      Long-term borrowings at December 31, 1995 mature as follows:

Year ending December 31              (in thousands)
             1996                       $ 14,683
             1997                            221
             1998                            533
             1999                            128
             2000                            339
             Later years                 176,887
                                         -------

                                        $192,791
                                        ========

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



9. Preferred stock

The 9% cumulative preferred stock is convertible at any time into shares of First Empire's common stock at a conversion price of $78.90625 per share, subject to certain adjustments. First Empire has the right to redeem the preferred stock, in whole, but not in part, on or after March 31, 1996 at a price of $40,000,000 plus accrued and unpaid dividends. On February 9, 1996, First Empire notified the preferred stockholder of its intention to redeem the preferred stock. On February 13, 1996, the preferred stockholder advised First Empire of its intention to convert the preferred stock into shares of common stock of First Empire. The conversion is anticipated to result in the issuance from treasury stock of 506,930 common shares.

        The preferred stock is not considered to be a common stock equivalent. Preferred stock dividends are deducted from net income when calculating primary earnings per common share. The calculation of fully diluted earnings per common share assumes that the preferred stock was converted to 506,930 shares of common stock at issuance and that no preferred stock dividends were paid.

10. Disclosures about fair value of financial instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that financial institutions disclose the estimated "fair value" of their financial instruments. "Fair value" is generally defined as the price a willing buyer and a willing seller would exchange for a financial instrument in other than a distressed sale situation. Disclosures related to fair value presented herein are as of December 31, 1995 and 1994.

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

        The estimated fair value of investments in readily marketable debt and equity securities were based on quoted market prices at the respective year-end. In arriving at estimated fair value of other financial instruments, the Company generally used calculations based upon discounted cash flows of the related financial instruments. In general, discount rates used for loan products were based on the Company's pricing at the respective year-end. A higher discount rate was assumed with respect to estimated cash flows associated with nonaccrual loans.

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



10. Disclosures about fair value of financial instruments, continued

        As more fully described in note 3, the carrying value and estimated fair value of investment securities were as follows:

                                                Carrying      Estimated
                                                  value       fair value
                                                --------      ----------
                                                    (in thousands)

        December 31
          1995                                 $1,769,295      1,770,937
          1994                                  1,791,040      1,784,554
                                               ==========      =========



        The following table presents the carrying value and calculated estimates of fair value of loans and commitments related to loans originated for sale:

                                            Carrying      Calculated
                                              value        estimate
                                            --------      ----------
                                                (in thousands)
December 31, 1995
Commercial loans and leases                $1,992,325      1,989,483
Commercial real estate loans                3,599,202      3,615,964
Residential real estate loans               1,999,540      2,030,175
Consumer loans and leases                   1,964,782      1,980,559
                                           ----------      ---------
                                           $9,555,849      9,616,181
                                           ==========      =========

December 31, 1994
Commercial loans and leases                $1,659,532      1,650,138
Commercial real estate loans                3,352,600      3,261,013
Residential real estate loans               1,653,552      1,609,921
Consumer loans and leases                   1,551,609      1,554,609
                                           ----------      ---------
                                           $8,217,293      8,075,681
                                           ==========      =========

        As described in note 17, in the normal course of business, various commitments and contingent liabilities are outstanding, such as loan commitments, credit guarantees and letters of credit. The Company's pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Commitments generally have fixed expiration dates and contain termination and other clauses which provide for relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company's loan commitments, credit guarantees and letters of credit are competitive with other financial institutions operating in markets served by the Company. The Company believes that the carrying amounts are reasonable estimates of the fair value of these financial instruments. Such carrying amounts, which are comprised principally of unamortized fee income and are included in other liabilities, totaled $2,757,000 and $2,400,000 at December 31, 1995 and 1994, respectively.

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued




10. Disclosures about fair value of financial instruments, continued

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

                                            Carrying      Calculated
                                              value        estimate
                                            --------      ----------
                                                (in thousands)
December 31, 1995
Noninterest-bearing deposits               $1,184,359      1,184,359
Savings deposits and NOW accounts           3,533,860      3,533,860
Time deposits                               4,596,053      4,611,060
Deposits at foreign office                    155,303        155,303
                                           ==========      =========

December 31, 1994
Noninterest-bearing deposits               $1,087,102      1,087,102
Savings deposits and NOW accounts           3,846,637      3,846,637
Time deposits                               3,106,723      3,088,666
Deposits at foreign office                    202,611        202,611
                                           ==========      =========

        The Company believes that deposit accounts have a value greater than that prescribed by SFAS No. 107. The Company feels, however, that the value associated with these deposits is greatly influenced by characteristics of the buyer, such as the ability to reduce the costs of servicing the deposits, and the expected deposit attrition which is customary in acquisitions. Accordingly, estimating the fair value of deposits with any degree of certainty is not practical.


        As more fully described in note 16, the Company had entered into interest rate swap agreements for purposes of managing the Company's exposure to changing interest rates. The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive or pay to terminate such swaps. The following table includes information about the estimated fair value of interest rate swaps entered into for interest rate risk management purposes:

                                 Gross             Gross         Estimated
                  Notional     unrealized        unrealized    fair value -
                   amount        gains             losses       gain (loss)
                  --------     ----------        ----------    ------------
                                    (in thousands)

December 31
   1995         $2,378,358         38,682            (1,645)         37,037
   1994          2,388,000              -          (119,079)       (119,079)
                ==========         ======          ========        ========


      As described in note 16, the Company also uses certain derivative financial instruments as part of its trading activities. Interest rate swaps entered into for trading purposes had notional values and estimated fair value gains of $50 million and $80,000, respectively, at December 31, 1995 and $40 million and $3,000, respectively, at December 31, 1994. The Company also entered into foreign exchange and other option and futures contracts totaling $539 million and $296 million at December 31, 1995 and 1994, respectively. Such contracts were valued at a gain of $2,603,000 and at a loss of $19,000 at December 31, 1995 and 1994, respectively. All trading

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



10. Disclosures about fair value of financial instruments, continued

account assets and liabilities are recorded in the Consolidated Balance Sheet at estimated fair value.

      Due to the near maturity of other money-market assets and short-term borrowings, the Company estimates that the carrying value of such instruments approximates estimated fair value. The carrying value and estimated fair value of long-term borrowings were $192,791,000 and $202,746,000, respectively, at December 31, 1995 and $96,187,000 and $93,277,000, respectively, at December 31, 1994.

      The Company does not believe that the estimated fair value information presented herein is representative of the earnings power or value of the Company. The preceding analysis, which is inherently limited in depicting fair value, also does not consider any value associated with existing customer relationships nor the ability of the Company to create value through loan origination, deposit gathering or fee generating activities.

      Many of the fair value estimates presented herein are based upon the use of highly subjective information and assumptions and, accordingly, the results may not be precise. Management believes that fair value estimates may not be comparable between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made. Furthermore, since the fair value is estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.

11. Stock option plan

The stock option plan allows the grant of stock options and stock appreciation rights (either in tandem with options or independently) which are exercisable over terms not exceeding ten years and one day, and at prices which may not be less than the fair market value of the common stock on the date of grant. When exercisable, the stock appreciation rights issued in tandem with stock options entitle grantees to receive cash, stock or a combination equal to the amount of stock appreciation between the dates of grant and exercise. Stock appreciation rights issued independently of stock options contain similar terms as the stock options, although upon exercise the holder is only entitled to receive cash instead of purchasing shares of First Empire's common stock. Of the stock options outstanding at December 31, 1995, 619,776 were granted with limited stock appreciation rights attached thereto. A summary of related activity follows:

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



11.   Stock option plan, continued


                                    Cash-only
                         Stock    appreciation
                        options      rights          Exercise price per share
                      outstanding  outstanding        Range          Average
                      -----------  -----------       -------        ---------

1993
  Beginning balance     431,197       121,200    $ 23.00-131.88      $ 62.13
  Granted               119,725             -     133.88-141.50       134.00
  Exercised             (40,540)       (5,800)     35.25-105.13        50.78
  Cancelled              (3,150)       (2,200)     53.00-133.88        96.87
                        -------        ------      ------------        -----
  At year-end           507,232       113,200      23.00-141.50        76.55

1994
  Granted               142,449             -     139.50-150.50       139.96
  Exercised             (33,944)      (22,600)     35.25- 70.00        52.43
  Cancelled              (4,500)            -     105.13-139.50       131.24
                        -------        ------      ------------        -----
  At year-end           611,237        90,600      23.00-150.50        91.01

1995
  Granted               165,185             -     140.00-198.00       143.39
  Exercised             (47,175)      (29,000)     23.00-139.50        64.33
  Cancelled              (9,250)            -     105.13-140.00       133.82
                        -------        ------      ------------       ------
  At year-end           719,997        61,600      35.25-198.00       104.17
                        =======        ======      ============       ======

Exercisable at
December 31, 1995       315,612        61,600      35.25-150.50        69.21
                        =======        ======      ============        =====


      At December 31, 1995 and 1994, respectively, there were 481,786 and 137,721 shares available for future grant. During 1995, the number of shares authorized for issuance under the stock option plan was increased to 2,000,000 shares from 1,500,000.

12.  Pension plans and other postretirement benefits

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees. Pension benefits accrue to participants based on their level of compensation and number of years of service. With respect to employees added as a result of the acquisitions completed in 1995 and 1994, service with the acquired entities was counted in the pension formula for vesting, but not for benefit accrual purposes. The Company contributes to the pension plan amounts sufficient to meet Internal Revenue Code funding standards.

      Net periodic pension cost consisted of the following:

                                             1995        1994        1993
                                             ----        ----        ----
                                                  (in thousands)

Service cost                             $  3,304       4,148       3,075
Interest cost on projected benefit
 obligation                                 6,026       5,823       4,904
Actual return on assets                   (19,666)      1,487      (8,217)
Net amortization and deferral              11,390      (9,541)        293
                                         --------       -----       -----
Net periodic pension cost                $  1,054       1,917          55
                                         ========       =====       =====

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



12.   Pension plans and other postretirement benefits, continued

      Data relating to the funding position of the pension plan were as follows:

                                               1995          1994
                                               ----          ----
                                                  (in thousands)

Vested accumulated benefit obligation       $(72,377)      (60,307)
Total accumulated benefit obligation         (74,635)      (62,351)
Projected benefit obligation                 (91,222)      (75,735)
Plan assets at fair value                    108,316        88,215
                                            --------         -----
Plan assets in excess of projected
 benefit obligation                           17,094        12,480
Unrecognized net asset                        (2,059)       (2,917)
Unrecognized past service cost                  (493)         (538)
Unrecognized net (gain) loss                  (2,317)         (284)
                                            --------         -----
Pension asset                               $ 12,225         8,741
                                            ========         =====

      The assumed rates used in the actuarial computations were as follows:

                                                1995        1994
                                                ----        ----

Discount rate                                   7.00%       8.00%
Rate of increase in future
  compensation levels                           5.00%       5.00%
Long-term rate of return on assets              8.00%       8.00%
                                                ====        ====

      In addition, the Company has an unfunded supplemental pension plan for certain key executives. Net periodic pension cost was $290,000, $341,000 and $159,000 in 1995, 1994 and 1993, respectively.

      The Company also provides health care and life insurance benefits for qualified retired employees who reached the age of 55 while working for the Company. Substantially all salaried employees are covered in the plan.

      Net postretirement benefit cost consisted of the following:

                                                   1995     1994     1993
                                                   ----     ----     ----
                                                      (in thousands)

Service cost                                     $   94      136       94
Interest cost on projected benefit obligation     1,022    1,059    1,094
Actual return on assets                            (547)      (1)    (364)
Net amortization and deferral                        16     (452)    (281)
                                                 ------    -----    -----
Net postretirement benefit cost                  $  585      742      543
                                                 ======    =====    =====

      Data relating to the funding position of the plan were as follows:

                                                  1995      1994
                                                  ----      ----
                                                  (in thousands)
Accumulated benefit obligation:
  Retirees                                      $12,732    12,611
  Active employees
    Fully eligible                                1,261     1,477
    Other                                           996       800
Plan assets at fair value                        (7,046)   (7,580)
                                                 ------     -----
Accumulated benefit obligation in
 excess of plan assets                            7,943     7,308
Unrecognized net loss                            (2,009)   (2,019)
Unrecognized past service cost                    2,447     2,651
                                                -------    ------
Accrued postretirement benefit cost             $ 8,381     7,940
                                                =======    ======

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



12.   Pension plans and other postretirement benefits, continued

      The Company on occasion funds a portion of these postretirement benefit obligations through contributions to a Voluntary Employee Benefit Association trust account.

      The assumed rates used in the actuarial computations were as follows:

                                                1995       1994
                                                ----       ----

Discount rate                                    7.0%       8.0%
Long-term rate of return on assets               8.0%       8.0%
Medical inflation rate                          11.5%      14.0%
                                                ====       ====

      The medical inflation rate was assumed to gradually reduce to 5% over thirteen years.

      The Company's 1995 service cost, interest cost and accumulated benefit obligation assuming a 1% increase in the medical inflation rate assumption are as follows:
                                                 (in thousands)

Accumulated postretirement benefit obligation        $16,018
Service cost                                              94
Interest cost                                          1,133
                                                     =======

13.  Income taxes

The components of income tax expense were as follows:

                                        1995     1994     1993
                                        ----     ----     ----
                                            (in thousands)
Current
  Federal                             $79,194   58,801   69,744
  State and city                       18,303   21,251   25,487
                                      -------   ------   ------
    Total current                      97,497   80,052   95,231
                                      -------   ------   ------

Deferred
  Federal                              (7,875)  (3,424) (18,124)
  State and city                          515      558   (5,576)
                                      -------   ------   ------
    Total deferred                     (7,360)  (2,866) (23,700)
                                      -------   ------   ------
    Total income taxes
      applicable to pre-tax income    $90,137   77,186   71,531
                                      =======   ======   ======

      The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. East New York may elect to compute its bad debt deduction for tax purposes as a percentage of taxable income. Applicable federal tax law allows qualified savings banks the option of deducting as bad debt expense 8% of their taxable income. However, failure to maintain savings bank status as defined by the Internal Revenue Code or charges to the reserve established by these deductions for other than bad debt losses would create taxable income, subject to the applicable tax rates in effect at that time. At December 31, 1995, East New York's bad debt reserve for federal tax purposes was $46,717,000. No actions are planned which would cause this reserve to become wholly or partially taxable.

      The portion of income tax expense attributable to gains on sales of bank investment securities was $1,872,000 in 1995, $53,000 in 1994 and $392,000 in
1993. No alternative minimum tax expense was recognized in any year.

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



13.   Income taxes, continued


      Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

                                      1995        1994        1993
                                      ----        ----        ----
                                             (in thousands)

Income taxes at statutory rate      $77,411      68,068      60,733
Increase (decrease) in taxes:
  Tax-exempt income                  (2,195)     (5,758)     (2,066)
  State and city income taxes,
    net of federal income
    tax effect                       12,232      14,176      12,942
  Other                               2,689         700         (78)
                                    -------      ------      ------
                                    $90,137      77,186      71,531
                                    =======      ======      ======


      Deferred tax assets (liabilities) were comprised of the following at December 31:

                                      1995        1994            1993
                                      ----        ----            ----
                                             (in thousands)

Interest on loans                  $  5,335       6,513           7,115
Gain on sales of loans                    -       1,041           2,207
Depreciation and amortization         5,943       4,367           3,477
Losses on loans and other assets    102,183      97,502          76,783
Postretirement and other
  supplemental employee benefits      7,041       6,382           5,969
Incentive compensation plans         10,932       9,242           9,247
Unrealized investment losses          2,343      37,966               -
Other                                 6,990       7,781           3,060
                                    -------     -------         -------
  Gross deferred tax assets         140,767     170,794         107,858
                                    -------     -------         -------

Retirement benefits                  (5,194)     (3,801)         (4,904)
Leasing transactions                (71,717)    (69,469)        (72,019)
Restructured interest rate
  swap agreements                   (13,746)    (16,950)              -
Capitalized servicing rights         (7,981)          -               -
Unrealized investment gains               -           -          (6,657)
Other                                  (226)     (5,159)              -
                                    -------     -------         -------
  Gross deferred tax liabilities    (98,864)    (95,379)        (83,580)
                                    -------     -------         -------
Net deferred asset                 $ 41,903      75,415          24,278
                                    =======     =======         =======


      The Company believes that it is more likely than not that the net deferred tax asset will be realized through taxable earnings or alternative tax strategies.

      The income tax credits shown in the Statement of Income of First Empire in note 20 arise principally from operating losses before dividends from subsidiaries.

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued




14.  Other income and other expense

The following items, which exceeded 1% of total revenues in the respective period, were included in either other revenues from operations or other costs of operations in the Consolidated Statement of Income:

                                        1995       1994       1993
                                        ----       ----       ----
                                              (in thousands)

Other income:
 Transfer of investment securities
    to charitable foundation          $           10,439

Other expense:
 Professional services
  Data processing                       6,893
  Other                                10,748
 Advertising                                      11,067      9,069
 Charitable contributions                         15,652
                                      =======     ======      =====

15.  International activities

The Company engages in certain international activities consisting primarily of purchasing Eurodollar placements, collecting Eurodollar deposits and engaging in a limited amount of foreign currency trading. Assets identified with international activities amounted to $86,580,000 and $7,172,000 at December 31, 1995 and 1994, respectively.

16.  Derivative financial instruments

As part of managing interest rate risk, the Company has entered into several interest rate swap agreements. The swaps modify the repricing characteristics of certain portions of the Company's loan and deposit portfolios. In general, under terms of the agreements the Company receives a fixed rate of interest and pays a variable rate based on London Inter-Bank Offered Rates ("LIBOR"). Interest rate swap agreements are generally entered into with counterparties with substantial net worth and most contain collateral provisions protecting the at-risk party. The Company considers the credit risk inherent in these contracts to be negligible. Information about interest rate swaps entered into for interest rate risk management purposes summarized by type of financial instrument the swaps were intended to modify follows:

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



16.   Derivative financial instruments, continued

                                                    Weighted-average rate
                                        Average     ---------------------      Estimated
                        Notional        expected      Fixed      Variable     fair value-
                         amount         maturity    (receive)     (pay)       gain(loss)
                     --------------    ----------   ---------    --------   --------------
                     (in thousands)    (in years)                           (in thousands)

December 31, 1995
-----------------

Variable rate
 loans:
 Amortizing            $  365,782         1.12        5.93%        5.80%      $    (287)
 Non-amortizing           834,576         3.02        5.81%        5.89%          9,086
                       ----------         ----        ----         ----       ---------
                        1,200,358         2.44        5.85%        5.86%          8,799

Fixed rate time
 deposits:
 Non-amortizing         1,178,000         1.35        6.55%        5.66%         28,238
                       ----------         ----        ----         ----       ---------
                       $2,378,358         1.90        6.19%        5.76%      $  37,037
                       ==========         ====        ====         ====       =========

December 31, 1994
-----------------

Variable rate
 loans:
 Amortizing            $1,000,000         2.46        5.84%        6.12%      $ (57,332)
 Non-amortizing           575,000         4.46        5.96%        6.10%        (39,947)
                       ----------         ----        ----         ----       ---------
                        1,575,000         3.19        5.88%        6.11%        (97,279)

Fixed rate time
 deposits:
 Non-amortizing           813,000         1.95        6.21%        5.98%        (21,800)
                       ----------         ----        ----         ----       ---------
                       $2,388,000         2.77        5.99%        6.07%      $(119,079)
                       ==========         ====        ====         ====       =========


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

        At December 31, 1995 the notional amount of interest rate swaps outstanding was expected to mature as follows:

                                            Amortizing    Non-amortizing
                                            ----------    --------------
                                                   (In thousands)
Year ending December 31:
        1996                                $191,229         $  725,000
        1997                                  93,111            323,845
        1998                                  81,442            254,731
        1999                                       -            314,000
        2000                                       -            395,000
                                            --------         ----------
                                            $365,782         $2,012,576
                                            ========         ==========

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



16.     Derivative financial instruments, continued

        The net effect of interest rate swaps was to increase net interest income by $884,000, $12,481,000 and $34,242,000 during the years ended December 31, 1995, 1994 and 1993, respectively. The average notional amount of interest rate swaps impacting net interest income which were entered into for interest rate risk management purposes were $2,536,329,000, $1,627,454,000 and $1,213,886,000 during the years ended December 31, 1995, 1994 and 1993, respectively.

        During 1995 and 1994, the Company restructured several interest rate swap agreements with notional amounts of $260 million and $500 million, respectively, from amortizing to non-amortizing. The purpose of the restructurings was to enhance the effectiveness of the swaps in managing the Company's exposure to changing interest rates in future years. Losses resulting from the early termination of the amortizing swaps and equal amounts of purchase discount received on the restructured non-amortizing swaps were recognized as a result of these transactions and included in the carrying amount of loans which the swaps modified. The deferred losses and purchase discounts totaled $32.9 million and $35.2 million, respectively, at December 31, 1995. Such amounts were each $40.2 million at December 31, 1994. The deferred losses are being amortized and the purchase discounts accreted to interest income over the remaining terms of the original swaps and restructured swaps, respectively. Such amortization and accretion were $11.1 million and $8.8 million, respectively, in 1995. The restructuring transactions did not have a significant effect on interest income in 1994.

        The net increase (decrease) in interest income in future years from amortization and accretion of balances resulting from interest rate swap restructurings is as follows:

Year ending December 31:               (in thousands)

        1996                                   $(2,310)
        1997                                    (1,674)
        1998                                      (104)
        1999                                     5,960
        2000                                       403


        Derivative financial instruments used for trading purposes included foreign exchange and other option contracts, foreign exchange forward and spot contracts, interest rate swap agreements and financial futures. The following table includes information about the estimated fair value of derivative financial instruments used for trading purposes:

                                                    1995              1994
                                                    ----              ----
                                                        (in thousands)

December 31:
 Gross unrealized gains                            $5,867             1,673
 Gross unrealized losses                            3,184             1,689

Year ended December 31:
 Average gross unrealized gains                    $8,356             1,842
 Average gross unrealized losses                    7,374             1,558
                                                   ======             =====

      Net gains (losses) arising from derivative financial instruments used for trading purposes were $1,375,000, $(336,000) and $219,000 during the years ended December 31, 1995, 1994 and 1993, respectively.

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued



17.  Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding, such as commitments to extend credit guarantees and "standby" letters of credit (approximately $185,667,000 and $150,219,000 at December 31, 1995 and 1994, respectively) which are not reflected in the consolidated financial statements. No material losses are expected as a result of these transactions. Additionally, the Company had outstanding loan commitments of approximately $2.1 billion and $1.6 billion at December 31, 1995 and 1994, respectively. Because many loan commitments and almost all credit guarantees and "standby" letters of credit expire without being funded in whole or part, the contract amounts are not estimates of future cash flows. Commitments to sell one-to-four family residential mortgage loans totaled $222,772,000 at December 31, 1995 and $74,614,000 at December 31, 1994.

      In the opinion of management, the potential liabilities, if any, arising from all lawsuits pending against the Company at December 31, 1995 will not have a materially adverse impact on the Company's consolidated financial condition. Moreover, management believes that the Company has substantial defenses in such litigation, but that there can be no assurance that the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated results of operations in the future.

18.  Regulatory restrictions

Payment of dividends by First Empire's banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to First Empire are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 1995, approximately $192,499,000 was available for payment of dividends to First Empire from banking subsidiaries without prior regulatory approval.

      Banking regulations prohibit extensions of credit by the subsidiary banks to First Empire unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

      The banking subsidiaries are required to maintain noninterest-earning reserves against deposit liabilities. During the maintenance periods that included December 31, 1995 and 1994, cash and due from banks included a daily average of $174,028,000 and $158,342,000, respectively, for such purpose.

19.  Revolving credit agreement of First Empire

First Empire has a revolving credit agreement with an unaffiliated commercial bank whereby First Empire may borrow up to $25,000,000 at its discretion through November 24, 1998. The agreement provides for a facility fee assessed on the entire amount of the commitment (whether or not utilized) ranging from .08% to
 .187% depending on the credit rating of the subordinated notes of M&T Bank. A usage fee equal to .10% per annum is assessed if the balance of outstanding loans exceeds 50% of the commitment amount during any quarter. Under the revolving credit agreement, First Empire may borrow at either a variable rate based upon the higher of the Federal funds rate plus 1/2 of 1% or the lender's prime rate, or a fixed rate based upon a premium over LIBOR ranging from .15% to
 .30% depending on the credit rating of the subordinated notes of M&T Bank. At December 31, 1995, there were no outstanding balances under such agreement.

20.  Parent company financial statements
See other notes to financial statements.


CONDENSED BALANCE SHEET

                                                             December 31
Dollars in thousands                                      1995        1994
--------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------
Cash
  In subsidiary bank                                  $      161         175
  Other                                                       18          18
--------------------------------------------------------------------------------
      Total cash                                             179         193
Due from subsidiaries
  Money-market assets                                      7,215       1,257
  Current income tax receivable                              965       6,792
--------------------------------------------------------------------------------
      Total due from subsidiaries                          8,180       8,049
Investments in subsidiaries
  Banks                                                  828,157     706,801
  Other                                                        6           6
Other assets                                              10,739       9,030
--------------------------------------------------------------------------------
      Total assets                                    $  847,261     724,079
--------------------------------------------------------------------------------
Liabilities
--------------------------------------------------------------------------------
Short-term borrowings                                 $        -       3,000
Accrued expenses and other liabilities                     1,008          83
--------------------------------------------------------------------------------
      Total liabilities                                    1,008       3,083
--------------------------------------------------------------------------------
Stockholders' equity                                     846,253     720,996
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $  847,261     724,079
--------------------------------------------------------------------------------



CONDENSED STATEMENT OF INCOME

                                                      Year ended December 31
Dollars in thousands, except per share             1995        1994      1993
--------------------------------------------------------------------------------
Income
--------------------------------------------------------------------------------
Dividends from bank subsidiaries               $ 88,358      59,300    23,000
Other income                                        812      11,493       665
--------------------------------------------------------------------------------
  Total income                                   89,170      70,793    23,665
--------------------------------------------------------------------------------
Expense
--------------------------------------------------------------------------------
Interest on short-term borrowings                   556           3        29
Other expense                                     2,365      17,739     1,979
--------------------------------------------------------------------------------
  Total expense                                   2,921      17,742     2,008
--------------------------------------------------------------------------------
Income before income taxes and equity in
  undistributed income of subsidiaries           86,249      53,051    21,657
Income tax credits                                  944       7,087       688
--------------------------------------------------------------------------------
Income before equity in undistributed
  income of subsidiaries                         87,193      60,138    22,345
--------------------------------------------------------------------------------
Equity in undistributed income of subsidiaries
--------------------------------------------------------------------------------
Net income
  Bank subsidiaries                             132,201     116,457   102,642
  Other subsidiaries                                  -           -         5
Less:  dividends received                       (88,358)    (59,300)  (23,000)
--------------------------------------------------------------------------------
Equity in undistributed income of subsidiaries   43,843      57,157    79,647
--------------------------------------------------------------------------------
Net income                                     $131,036     117,295   101,992
--------------------------------------------------------------------------------
Net income per common share                      $18.79       16.35     13.87

CONDENSED STATEMENT OF CASH FLOWS

                                                              Year ended December 31
Dollars in thousands                                        1995       1994       1993
----------------------------------------------------------------------------------------
Cash flows from operating activities
----------------------------------------------------------------------------------------
Net income                                              $  131,036    117,295    101,992
Adjustments to reconcile net income to net cash
  provided by operating activities
    Equity in undistributed income of subsidiaries         (43,843)   (57,157)   (79,647)
    Dividend-in-kind from subsidiary                       (11,858)         -          -
    Provision for deferred income taxes                       (221)      (206)       (82)
    Net gain on sales of assets                               (179)      (128)         -
    Net change in accrued income and expense                 7,616     (6,570)     5,009
    Transfer of noncash assets to charitable foundation          -      5,213          -
----------------------------------------------------------------------------------------
    Net cash provided by operating activities               82,551     58,447     27,272
----------------------------------------------------------------------------------------
Cash flows from investing activities
----------------------------------------------------------------------------------------
Investment in subsidiary                                   (20,248)         -          -
Other , net                                                    871     (8,199)    (1,809)
-----------------------------------------------------------------------------------------
    Net cash used by investing activities                  (19,377)    (8,199)    (1,809)
-----------------------------------------------------------------------------------------
Cash flows from financing activities
-----------------------------------------------------------------------------------------
Net increase (decrease) in short-term borrowings            (3,000)     3,000     (3,500)
Purchases of treasury stock                                (37,374)   (43,964)         -
Dividends paid - common                                    (16,224)   (14,743)   (13,054)
Dividends paid - preferred                                  (3,600)    (3,600)    (3,600)
Other, net                                                   2,968      1,049      1,788
----------------------------------------------------------------------------------------
    Net cash used by financing activities                  (57,230)   (58,258)   (18,366)
----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    $    5,944     (8,010)     7,097
Cash and cash equivalents at beginning of year               1,450      9,460      2,363
Cash and cash equivalents at end of year                $    7,394      1,450      9,460
----------------------------------------------------------------------------------------
Supplemental disclosure of cash flow
information
----------------------------------------------------------------------------------------
Interest received during the year                       $      279        932        658
Interest paid during the year                                  558          1         46
Income taxes received during the year                        7,393        510      5,462
----------------------------------------------------------------------------------------


     In connection with reorganizing certain lines of business in 1995, loans and other assets aggregating $11,858,000 were transferred among First Empire's banking subsidiaries. To accomplish such transfers, the loans and other assets were distributed to First Empire in the form of dividends-in-kind. First Empire, in turn, contributed those assets to other banking subsidiaries.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. None.




                                    PART III


Item 10. Directors and Executive Officers of the Registrant. The identification of the Registrant's directors is incorporated by reference to the caption "NOMINEES FOR DIRECTOR" contained in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 14, 1996. The identification of the Registrant's executive officers is presented under the caption "Executive Officers of the Registrant" contained in Part I of this Annual Report on Form 10-K.

             Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant's directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant's common stock, is incorporated by reference to the caption "STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS" contained in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders.

Item 11. Executive Compensation. Incorporated by reference to the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 14, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management. Incorporated by reference to the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 14, 1996.

Item 13. Certain Relationships and Related Transactions. Incorporated by reference to the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 14, 1996.

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

   (b)            Reports on Form 8-K.

                  The registrant did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1995.

   (c)            Exhibits required by Item 601 of Regulation S-K.

                  The exhibits listed on the Exhibit Index on pages 91 and 92 of this Annual Report on Form 10-K have been previously filed, are filed herewith or are incorporated herein by reference to other filings.

   (d)            Additional financial statement schedules.

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 1996.

                                          FIRST EMPIRE STATE CORPORATION



                                          By: /s/ Robert G. Wilmers
                                              ---------------------------------
                                          Robert G. Wilmers
                                          Chairman of the Board,
                                          President and
                                          Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                                     Date
---------                      -----                                     ----

Principal Executive
Officer:



/s/ Robert G. Wilmers           Chairman of the Board,
---------------------           President and
Robert G. Wilmers               Chief Executive Officer                3/14/96
                                                                       -------




Principal Financial
and Accounting Officer:


/s/ James L. Vardon             Executive Vice President
-------------------             and Chief Financial Officer            3/14/96
James L. Vardon                                                        -------

A majority of the board of directors:



/s/ Brent D. Baird                                          3/14/96
--------------------------------------                      -------
Brent D. Baird

/s/ John H. Benisch                                         3/14/96
--------------------------------------                      -------
John H. Benisch

/s/ C. Angela Bontempo                                      3/14/96
--------------------------------------                      -------
C. Angela Bontempo

/s/ Robert T. Brady                                         3/14/96
--------------------------------------                      -------
Robert T. Brady

/s/ Patrick J. Callan                                       3/14/96
--------------------------------------                      -------
Patrick J. Callan

/s/ David N. Campbell                                       3/14/96
--------------------------------------                      -------
David N. Campbell

/s/ James A. Carrigg                                        3/14/96
--------------------------------------                      -------
James A. Carrigg

/s/ Barber B. Conable, Jr.                                  3/14/96
--------------------------------------                      -------
Barber B. Conable, Jr.

/s/ Richard E. Garman                                       3/14/96
--------------------------------------                      -------
Richard E. Garman

/s/ James V. Glynn                                          3/14/96
--------------------------------------                      -------
James V. Glynn


--------------------------------------                      -------
Roy M. Goodman

/s/ Patrick W.E. Hodgson                                    3/14/96
--------------------------------------                      -------
Patrick W.E. Hodgson

--------------------------------------                      -------
Samuel T. Hubbard, Jr.

/s/ Lambros J. Lambros                                      3/14/96
--------------------------------------                      -------
Lambros J. Lambros

/s/ Wilfred J. Larson                                       3/14/96
--------------------------------------                      -------
Wilfred J. Larson

--------------------------------------                      -------
Jorge G. Pereira

/s/ William C. Shanley, III                                 3/14/96
--------------------------------------                      -------
William C. Shanley, III


/s/ Raymond D. Stevens, Jr.                                 3/14/96
--------------------------------------                      -------
Raymond D. Stevens, Jr.


/s/ Richard D. Trent                                        3/14/96
--------------------------------------                      -------
Richard D. Trent



--------------------------------------                      -------
Herbert L. Washington


/s/ John L. Wehle, Jr.                                      3/14/96
--------------------------------------                      -------
John L. Wehle. Jr.


/s/ Robert G. Wilmers                                       3/14/96
--------------------------------------                      -------
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

   10.1 Revolving Credit Agreement, dated as of November 24, 1995, between First Empire State Corporation and The First National Bank of Boston. Filed herewith.

   10.2 First Empire State Corporation 1983 Stock Option Plan as amended and restated. Incorporated by reference to Exhibit No. 10 to the Form 10-Q for the quarter ended March 31, 1995 (File No. 1-9861).

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

   10.7           William A. Buckingham dated as of August 7, 1990.
                  Incorporated by reference to Exhibit No. 10.8 to the Form 10-K for the year ended December 31, 1990 (File No. 1-9861); and

   10.8           Brian E. Hickey dated as of July 21, 1994.  Filed herewith.

   10.9 Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).

  10.10           First Empire State Corporation Supplemental Pension Plan.
                  Incorporated by reference to Exhibit No. 10.12 to the Form 10-K for the year ended December 31, 1994. (File No. 1-9861).

  10.11 First Empire State Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit No. 10.13 to the Form 10-K for the year ended December 31, 1994. (File No. 1-
                  9861).

  11              Statement re:  Computation of Earnings Per Common Share.
                  Filed herewith.

  21 Subsidiaries of the Registrant. Incorporated by reference to the caption "Subsidiaries" contained in Part I, Item 1 hereof.

  23.1            Consent of Price Waterhouse re: Registration Statement No.
                  33-32044.  Filed herewith.

  23.2            Consent of Price Waterhouse re: Registration Statements Nos.
                  33-12207, 33-58500 and 33-63917.  Filed herewith.

  27 Article 9 Financial Data Schedule for the year ended December 31, 1995. Filed herewith.

  99.1 First Empire State Corporation Retirement Savings Plan and Trust Financial Statements and Additional Information for the years ended December 31, 1995 and 1994. Filed herewith.