Form 10-Q
period 1996-03-31
FIRST EMPIRE STATE CORP
filed 1996-05-14
CIK 36270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       or

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

Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on May 1, 1996: 6,843,169 shares.

- ------------------------------------------------------------------------------
                         FIRST EMPIRE STATE CORPORATION
- ------------------------------------------------------------------------------
                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 1996

Table of Contents of Information Required in Report                       Page
- ---------------------------------------------------                       ----
Part I.  Financial Information

    Item 1.       Financial Statements

                  Consolidated Balance Sheet -
                  March 31, 1996 and December 31, 1995                      3

                  Consolidated Statement of Income -
                  Three months ended March 31, 1996 and 1995                4

                  Consolidated Statement of Cash Flows -
                  Three months ended March 31, 1996 and 1995                5

                  Consolidated Statement of Changes in
                  Stockholders' Equity - Three months ended
                  March 31, 1996 and 1995                                   6

                  Consolidated Summary of Changes in
                  Allowance for Possible Credit Losses -
                  Three months ended March 31, 1996 and 1995                6

                  Notes to Financial Statements                             7

    Item 2.       Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                8


Part II. Other Information                                                 19

Signatures                                                                 21

Exhibit Index                                                              22

Exhibit No. 11                                                             23

Exhibit No. 27                                                             24

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

- -----------------------------------------------------------------------------------------------------------------
                              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET (unaudited)

                                                                                       March 31,     December 31,
Dollars in thousands, except per share                                                   1996            1995
- -----------------------------------------------------------------------------------------------------------------
Assets               Cash and due from banks                                          $   415,689         363,119
                     Money-market assets
                       Interest-bearing deposits at banks                                  58,309         125,500
                       Federal funds sold and agreements to resell securities              10,087           1,000
                       Trading account                                                     40,550           9,709
                     --------------------------------------------------------------------------------------------
                         Total money-market assets                                        108,946         136,209
                     --------------------------------------------------------------------------------------------
                     Investment securities
                       Available for sale (cost: $1,878,073 at March 31, 1996;
                         $1,537,393 at December 31, 1995)                               1,865,181       1,531,893
                       Held to maturity (market value: $189,037 at March 31, 1996;
                         $187,476 at December 31, 1995)                                   187,993         185,834
                       Other (market value:  $54,344 at March 31, 1996;
                         $51,568 at December 31, 1995)                                     54,344          51,568
                     --------------------------------------------------------------------------------------------
                         Total investment securities                                    2,107,518       1,769,295
                     --------------------------------------------------------------------------------------------
                     Loans and leases                                                  10,245,064       9,873,723
                       Unearned discount                                                 (332,781)       (317,874)
                       Allowance for possible credit losses                              (266,915)       (262,344)
                     --------------------------------------------------------------------------------------------
                         Loans and leases, net                                          9,645,368       9,293,505
                     --------------------------------------------------------------------------------------------
                     Premises and equipment                                               127,370         128,516
                     Accrued interest and other assets                                    266,092         265,258
                     --------------------------------------------------------------------------------------------
                         Total assets                                                 $12,670,983      11,955,902
- -----------------------------------------------------------------------------------------------------------------
Liabilities          Noninterest-bearing deposits                                     $ 1,168,133       1,184,359
                     NOW accounts                                                         766,893         768,559
                     Savings deposits                                                   2,842,365       2,765,301
                     Time deposits                                                      4,771,180       4,596,053
                     Deposits at foreign office                                           170,113         155,303
                     --------------------------------------------------------------------------------------------
                         Total deposits                                                 9,718,684       9,469,575
                     --------------------------------------------------------------------------------------------
                     Federal funds purchased and agreements
                       to repurchase securities                                         1,403,352       1,213,372
                     Other short-term borrowings                                          337,168          59,834
                     Accrued interest and other liabilities                               174,184         174,077
                     Long-term borrowings                                                 190,444         192,791
                     --------------------------------------------------------------------------------------------
                         Total liabilities                                             11,823,832      11,109,649
- -----------------------------------------------------------------------------------------------------------------
Stockholders' equity Preferred stock, $1 par, 1,000,000 shares authorized, 40,000 shares outstanding at December 31,
                       1995, stated at aggregate liquidation value                             --          40,000
                     Common stock, $5 par, 15,000,000 shares
                       authorized, 8,097,472 shares issued                                 40,487          40,487
                     Surplus                                                               92,786          98,657
                     Undivided profits                                                    836,293         805,486
                     Unrealized investment losses, net                                     (7,435)         (3,155)
                     Treasury stock - common, at cost - 1,252,549 shares at
                       March 31, 1996; 1,664,306 shares at December 31, 1995             (114,980)       (135,222)
                     --------------------------------------------------------------------------------------------
                         Total stockholders' equity                                       847,151         846,253
                     --------------------------------------------------------------------------------------------
                         Total liabilities and stockholders' equity                   $12,670,983      11,955,902
- -----------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------
                             FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME (unaudited)

                                                                                  Three months ended March 31
Amounts in thousands, except per share                                             1996                 1995
- --------------------------------------------------------------------------------------------------------------
Interest income       Loans and leases, including fees                           $213,206              185,016
                      Money-market assets
                        Deposits at banks                                           1,031                1,294
                        Federal funds sold and agreements
                          to resell securities                                      1,403                  200
                        Trading account                                               273                  172
                      Investment securities
                        Fully taxable                                              27,419               27,577
                        Exempt from federal taxes                                     445                  827
                      ----------------------------------------------------------------------------------------
                          Total interest income                                   243,777              215,086
- --------------------------------------------------------------------------------------------------------------
Interest expense      NOW accounts                                                  2,773                2,765
                      Savings deposits                                             20,521               22,312
                      Time deposits                                                65,456               51,573
                      Deposits at foreign office                                    2,129                2,336
                      Short-term borrowings                                        19,689               15,663
                      Long-term borrowings                                          3,617                1,930
                      ----------------------------------------------------------------------------------------
                          Total interest expense                                  114,185               96,579
                      ----------------------------------------------------------------------------------------
                      Net interest income                                         129,592              118,507
                      Provision for possible credit losses                          9,675                8,500
                      ----------------------------------------------------------------------------------------
                      Net interest income after provision
                        for possible credit losses                                119,917              110,007
- --------------------------------------------------------------------------------------------------------------
Other income          Mortgage banking revenues                                    10,391                2,872
                      Trust income                                                  6,173                5,737
                      Service charges on deposit accounts                           9,905                9,219
                      Merchant discount and other credit card fees                  3,055                2,273
                      Trading account and foreign exchange gain (loss)               (704)                 860
                      Gain on sales of bank investment securities                     318                   --
                      Other revenues from operations                                7,113                5,441
                      ----------------------------------------------------------------------------------------
                          Total other income                                       36,251               26,402
- --------------------------------------------------------------------------------------------------------------
Other expense         Salaries and employee benefits                               52,128               46,227
                      Equipment and net occupancy                                  13,416               12,706
                      Printing, postage and supplies                                3,819                3,595
                      Deposit insurance                                               780                4,264
                      Other costs of operations                                    26,174               22,702
                      ----------------------------------------------------------------------------------------
                          Total other expense                                      96,317               89,494
                      ----------------------------------------------------------------------------------------
                      Income before income taxes                                   59,851               46,915
                      Income taxes                                                 23,698               19,747
                      ----------------------------------------------------------------------------------------
                      Net income                                                 $ 36,153               27,168
- --------------------------------------------------------------------------------------------------------------
                      Net income per common share
                        Primary                                                     $5.20                 3.85
                        Fully diluted                                                4.96                 3.68

                      Cash dividends per common share                                 .70                  .60

                      Average common shares outstanding
                        Primary                                                     6,778                6,820
                        Fully diluted                                               7,295                7,384

- -----------------------------------------------------------------------------------------------------------
                            FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

                                                                                Three months ended March 31
Dollars in thousands                                                                    1996         1995
- -----------------------------------------------------------------------------------------------------------
Cash flows from          Net income                                                  $  36,153       27,168
operating activities     Adjustments to reconcile net income to net cash
                           provided by operating activities
                             Provision for possible credit losses                        9,675        8,500
                             Depreciation and amortization of premises
                               and equipment                                             4,938        4,762
                             Amortization of capitalized mortgage servicing rights       2,507        1,241
                             Provision for deferred income taxes                        (4,479)      (5,026)
                             Asset write-downs                                             250        2,355
                             Net gain on sales of assets                                  (418)        (195)
                             Net change in accrued interest receivable, payable          1,190        3,303
                             Net change in other accrued income and expense             18,283       48,052
                             Net change in loans held for sale                         (15,359)     (40,030)
                             Net change in trading account assets and liabilities      (27,777)     (31,286)
                         ----------------------------------------------------------------------------------
                             Net cash provided by operating activities                  24,963       18,844
- -----------------------------------------------------------------------------------------------------------
Cash flows from          Proceeds from sales of  investment securities
investing activities       Available for sale                                           20,531           --
                         Proceeds from maturities of investment securities
                           Available for sale                                           81,547       79,797
                           Held to maturity                                              5,069        9,327
                         Purchases of investment securities
                           Available for sale                                         (443,763)    (202,651)
                           Held to maturity                                             (7,230)    (109,144)
                           Other                                                        (2,776)      (2,641)
                         Net (increase) decrease in interest-bearing
                           deposits at banks                                            67,191      (70,301)
                         Net increase in loans and leases                             (346,107)    (276,645)
                         Capital expenditures, net                                      (3,744)      (2,720)
                         Acquisitions, net of cash acquired                                 --      (18,691)
                         Other, net                                                      1,987       (1,619)
                         ----------------------------------------------------------------------------------
                             Net cash used by investing activities                    (627,295)    (595,288)
- -----------------------------------------------------------------------------------------------------------
Cash flows from          Net increase in deposits                                      248,515      800,396
financing activities     Net increase (decrease) in short-term borrowings              461,090     (154,190)
                         Payments on long-term borrowings                               (2,382)         (28)
                         Purchases of treasury stock                                   (28,360)     (12,003)
                         Dividends paid - common                                        (4,446)      (3,951)
                         Dividends paid - preferred                                       (900)        (900)
                         Other, net                                                     (9,528)         978
                         ----------------------------------------------------------------------------------
                             Net cash provided by financing activities                 663,989      630,302
                         ----------------------------------------------------------------------------------
                         Net increase in cash and cash equivalents                   $  61,657       53,858
                         Cash and cash equivalents at beginning of period              364,119      380,861
                         Cash and cash equivalents at end of period                  $ 425,776      434,719
- -----------------------------------------------------------------------------------------------------------
Supplemental             Interest received during the period                         $ 244,530      203,963
disclosure of cash       Interest paid during the period                               114,943       79,061
flow information         Income taxes paid (received) during the period                  3,224      (18,345)
- -----------------------------------------------------------------------------------------------------------
Supplemental schedule of
noncash investing and    Real estate acquired in settlement of loans                 $   1,945        1,329
financing activities     Conversion of preferred stock to common stock                  40,000           --
- -----------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------------
                                     FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
- -----------------------------------------------------------------------------------------------------------------------------

                                                                                         Unrealized
                                                                                         investment
                                                                                              gains
Dollars in thousands,                  Preferred       Common                Undivided      (losses),   Treasury
except per share                           stock        stock     Surplus      profits          net        stock       Total
- -----------------------------------------------------------------------------------------------------------------------------
1995
Balance - January 1, 1995               $ 40,000       40,487      98,014      694,274      (50,555)    (101,224)   $720,996
Net income                                    --           --          --       27,168           --           --      27,168
Preferred stock cash dividends                --           --          --         (900)          --           --        (900)
Common stock cash dividends -
  $.60 per share                              --           --          --       (3,951)          --           --      (3,951)
Exercise of stock options                     --           --         334           --           --          963       1,297
Purchases of treasury stock                   --           --          --           --           --      (13,159)    (13,159)
Unrealized gains on investment
  securities available for sale, net          --           --          --           --       19,139           --      19,139
- -----------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 1995                $ 40,000       40,487      98,348      716,591      (31,416)    (113,420)   $750,590
- -----------------------------------------------------------------------------------------------------------------------------
1996
Balance - January 1, 1996               $ 40,000       40,487      98,657      805,486       (3,155)    (135,222)   $846,253
Net income                                    --           --          --       36,153           --           --      36,153
Preferred stock cash dividends                --           --          --         (900)          --           --        (900)
Common stock cash dividends -
  $.70 per share                              --           --          --       (4,446)          --           --      (4,446)
Exercise of stock options                     --           --         663           --           --        2,068       2,731
Purchases of treasury stock                   --           --          --           --           --      (28,360)    (28,360)
Conversion of preferred stock into
  506,930 shares of common stock         (40,000)          --      (6,534)          --           --       46,534          --
Unrealized losses on investment
  securities available for sale, net          --           --          --           --       (4,280)          --      (4,280)
- -----------------------------------------------------------------------------------------------------------------------------
Balance - March 31,1996                 $     --       40,487      92,786      836,293       (7,435)    (114,980)   $847,151
- -----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (unaudited)


- ---------------------------------------------------------------------------
                                                Three months ended March 31
Dollars in thousands                                  1996             1995
- ---------------------------------------------------------------------------
Beginning balance                                 $262,344          243,332
Provision for possible credit losses                 9,675            8,500
Net charge-offs
   Charge-offs                                      (8,162)          (5,441)
   Recoveries                                        3,058            2,350
- ---------------------------------------------------------------------------
      Total net charge-offs                         (5,104)          (3,091)
- ---------------------------------------------------------------------------
Ending balance                                    $266,915          248,741
- ---------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

1.  Significant accounting policies

The consolidated financial statements of First Empire State Corporation and subsidiaries ("the Company") were compiled in accordance with the accounting policies set forth on pages 42 and 43 of the Company's 1995 Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2.  Stock-based compensation

During the first quarter of 1996, Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", became effective. SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method of accounting for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the stock. However, SFAS No. 123 allows entities to continue to measure compensation cost for employee stock options or similar equity instruments using the method prescribed by Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue measuring compensation cost for employee stock compensation arrangements in accordance with the provisions of APBO No. 25. Accordingly, SFAS No. 123 had no impact on the Company's results of operations for the three months ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Overview

First Empire State Corporation ("First Empire") earned $36.2 million or $5.20 per common share in the first quarter of 1996, increases of 33% and 35%, respectively, from the first quarter of 1995 when net income was $27.2 million or $3.85 per common share. Net income was $36.8 million or $5.29 per common share in the fourth quarter of 1995. The rate of return on average assets for First Empire and its consolidated subsidiaries ("the Company") in the first quarter of 1996 was 1.20%, compared with 1.03% in the year-earlier quarter and 1.23% in 1995's last quarter. The return on average common stockholders' equity was 17.50% in the initial quarter of 1996, compared with 15.29% and 18.14% in the first and fourth quarters of 1995, respectively.

        The Company purchased Statewide Funding Corporation ("Statewide") on March 6, 1995 and substantially all of the operating assets and liabilities of Exchange Mortgage Corporation ("Exchange") on October 2, 1995. Statewide and Exchange were mortgage banking companies that serviced residential mortgage loans for others of approximately $1.0 billion and $370 million, respectively. The acquired businesses have been merged into the Company's mortgage banking subsidiary and the results of their operations are included in the Company's consolidated results of operations since the respective acquisition dates.

        The initial 1995 quarter's results were impacted by one-time items relating to costs of the March 1995 acquisition of Statewide and the write-off to expense of First Empire's investment in non-marketable securities of Nationar, a bank that provided services to financial institutions which was seized by regulators. The after-tax impact of these items on 1995's first quarter net income was approximately $2.1 million, or $.31 per common share.

        On March 29, 1996, National Indemnity Company, a subsidiary of Berkshire Hathaway Inc., the holder of all of the outstanding shares of First Empire's 9% convertible preferred stock, converted such shares into 506,930 shares of First Empire common stock. The 40,000 shares of preferred stock had been issued on March 15, 1991 for $40 million and were converted into shares of common stock at a contractual conversion price of $78.90625 per share. Immediately following the conversion, National Indemnity Company was the holder of 7.41% of the common shares of First Empire outstanding on March 29, 1996. As of March 31, 1996, common shares outstanding totaled 6,844,923, up from 6,540,481 and 6,433,166 at March 31 and December 31, 1995, respectively.


Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income rose $10.9 million, or 9%, to $130.5 million in the first quarter of 1996 from $119.7 million in the year-earlier quarter. Growth in average earning assets, primarily in loans, was the most significant factor contributing to such rise. Average earning assets increased $1.4 billion, or 13%, to $11.7 billion in the initial 1996 quarter from $10.3 billion in the first quarter of 1995. Due largely to strong loan demand, resulting from improved economic conditions in many market areas served by the Company and expansion of the Company's residential mortgage banking and indirect automobile lending businesses, average loans and leases grew $1.4 billion, or 16%, to $9.7 billion in the first quarter of 1996 from $8.3 billion in the year-earlier quarter. Average loans and leases were $9.4 billion in 1995's final quarter. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

                                                  Percent increase from
                                     1st Qtr.      1st Qtr.    4th Qtr.
                                       1996          1995        1995
                                     --------     ---------    --------
Commercial, financial, etc.           $1,995         19%          5%
Real estate - commercial               3,649          7           2
Real estate - consumer                 2,023         23           2
Consumer
   Automobile                            893         52           7
   Home equity                           600          1           1
   Credit cards                          222         49           6
   Other                                 290         11           3
                                      ------        ---         ---
    Total consumer                     2,005         26           4
                                      ------        ---         ---
          Total                       $9,672         16%          3%
                                      ======        ===         ===

      The impact of the growth in average earning assets was partially offset by a reduction in the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 4.49% in 1996's initial quarter from 4.70% in the comparable quarter of 1995. Taxable-equivalent net interest income was $126.0 million in the fourth quarter of 1995 when average earning assets and net interest margin were $11.5 billion and 4.36%, respectively.

      The reduction in the net interest margin in the first quarter of 1996 from the first quarter of 1995 was due to a narrowing of the net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, to 3.85% in the recent quarter from 4.06% in the initial quarter of 1995. The 21 basis point (hundredths of one percent) narrowing of the net interest spread reflects a 7 basis point decline in the yield on earning assets to 8.42% in the first quarter of 1996 from 8.49% in the similar quarter in 1995, coupled with a 14 basis point increase in the cost of interest-bearing liabilities to 4.57% from 4.43%. The net interest spread was 3.67% in the fourth quarter of 1995 when the yield on earning assets was 8.41% and the rate paid on interest-bearing liabilities was 4.74%.

      The contribution to net interest margin of interest-free funds in the first quarter of 1996 was .64%, equal to the comparable quarter of 1995, but down from .69% in 1995's final quarter. The decline from the fourth quarter of 1995 resulted largely from the 17 basis point decrease in the rate paid on interest-bearing liabilities used to value these funds and a 2% decrease in average interest-free funds. Average interest-free funds, consisting largely of non-interest bearing demand deposits and stockholders' equity, totaled $1.6 billion in the first quarter of 1996, up from $1.5 billion a year earlier, but down slightly from the fourth quarter of 1995.

      Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under a number of possible interest rate scenarios. Management's philosophy toward positioning the Company for interest rate movements is to attempt to limit the variability of projected net interest income. As part of the management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, rates paid on interest-bearing deposits. The aggregate notional amount of interest rate swap agreements used as part of the Company's management of interest rate risk in effect at March 31, 1996 and 1995 was $2.3 billion and $2.6 billion, respectively. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at a fixed rate of interest and makes payments at a variable rate. At March 31, 1996 the weighted average rates to be received and paid under these interest rate swap agreements were 6.27% and 5.30%, respectively. As of March 31, 1996, the Company had also entered into forward-starting swaps with an aggregate notional amount of $35 million. The effect of interest rate swaps on the Company's net interest income and margin as well as average notional amounts are presented in the accompanying table.


INTEREST RATE SWAPS
Dollars in thousands

                                      Three months ended March 31
                       -------------------------------------------------------
                                  1996                         1995
                       -------------------------    --------------------------
                          Amount         Rate(1)       Amount          Rate(1)
                       -----------       -------    -----------        -------
Increase (decrease) in:
  Interest income         $   (39)         --%         $(1,525)         (.06)%
  Interest expense         (3,153)       (.13)          (1,076)         (.05)
                          -------                      -------
  Net interest
    income/margin         $ 3,114         .11%         $  (449)         (.02)%
                          =======        ====          =======          ====
Average notional
  amount (2)           $2,232,907                   $2,536,134
                       ==========                   ==========

(1) Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(2)     Excludes forward-starting interest rate swaps.


        The Company estimates that as of March 31, 1996 it would have received approximately $3.9 million if all interest rate swap agreements entered into for interest rate risk management purposes were terminated. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not reflected in the consolidated financial statements.

        Average holdings of investment securities and money-market assets in the first quarter of 1996 did not vary significantly from either the first or fourth quarters of 1995. Average investment securities totaled $1.8 billion in the recent quarter, down from $1.9 billion in both the first and fourth quarters of 1995. In general, the average balance of the investment securities portfolio is influenced by such factors as demand for loans, which generally yield more than investment securities, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios. Money-market assets averaged $193 million in 1996's initial quarter, compared with $94 million in the year earlier quarter and $172 million in the final 1995 quarter.

         Core deposits represent a significant source of funding to the Company and include noninterest-bearing demand deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000. The Company's New York State branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association ("M&T Bank, N.A."), a wholly owned commercial bank subsidiary of First Empire. Average core deposits increased to $7.7 billion in 1996's initial quarter, up from $7.2 billion in the year earlier quarter and $7.6 billion in the fourth quarter of 1995. Average core deposits of M&T Bank, N.A. were $87 million in the recently completed quarter. M&T Bank, N.A. began operations in the fourth quarter of 1995 and, as a result, its average deposits during that quarter were not significant. The accompanying table provides an analysis of quarterly changes in the components of average core deposits.


AVERAGE CORE DEPOSITS
Dollars in millions
                                                     Percent increase
                                                     (decrease) from
                                     1st Qtr.      1st Qtr.    4th Qtr.
                                       1996          1995        1995
                                     --------      --------    --------
NOW accounts                          $  759          3 %        (1)%
Savings deposits                       2,803         (8)         (1)
Time deposits less than $100,000       2,996         24           6
Demand deposits                        1,126          8          (2)
                                      ------        ---         ---
    Total                             $7,684          6 %         1 %
                                      ======        ===         ===

      In addition to core deposits, the Company obtains funding through domestic time deposits of $100,000 or more, offshore deposits originated through the Company's international office, and brokered certificates of deposit. Brokered deposits are used to reduce short-term borrowings and lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $830 million during the recent quarter and totaled $879 million at March 31, 1996, compared with an average balance of $775 million during the comparable 1995 period and a total balance of $888 million at March 31, 1995. Brokered deposits averaged $913 million in the fourth quarter of 1995. The weighted average remaining term to maturity of brokered deposits at March 31, 1996 was 1.6 years.

      In addition to deposits, the Company uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York ("FHLB") and others as sources of funding. Short-term borrowings averaged $1.5 billion in the recent quarter, up from $1.1 billion and $1.3 billion in the first and fourth quarters of 1995, respectively.

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


Provision for Possible Credit Losses

The provision for possible credit losses in the first quarter of 1996 was $9.7 million, up from $8.5 million in the first quarter of 1995, but down from $12.0 million in 1995's fourth quarter. Net loan charge-offs in the first three months of 1996 totaled $5.1 million, up from $3.1 million in 1995's first quarter, but down from $8.8 million in last year's fourth quarter. Net charge-offs as an annualized percentage of average loans and leases were .21% in the first quarter of 1996, compared with .15% in the corresponding 1995 quarter and .37% in the fourth quarter of 1995.

      Nonperforming loans were $82.6 million or .83% of total loans and leases outstanding at March 31, 1996, compared with $79.8 million or .93% at March 31, 1995 and $93.1 million or .97% at December 31, 1995. Nonperforming loans secured by commercial real estate properties totaled $33.7 million at March 31, 1996, $47.7 million at March 31, 1995 and $42.3 million at December 31, 1995. Included in these totals were loans secured by properties located in the New York City metropolitan area of $10.4 million at March 31, 1996, $26.3 million at March 31, 1995 and $16.8 million at December 31, 1995. Nonperforming consumer loans and leases totaled $13.7 million at March 31, 1996, compared with $7.8 million at March 31, 1995 and $13.7 million at December 31, 1995. The increase in nonperforming consumer loans from March 31, 1995 is generally consistent with current industry trends and also reflects growth in the Company's consumer loan portfolio. Although the Company's delinquency rates have historically been below reported industry averages, management continues to closely monitor repayment performance of consumer loans. Assets taken in foreclosure of defaulted loans were $7.5 million at March 31, 1996, $8.8 million at March 31, 1995 and $7.3 million at December 31, 1995.

      A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.


NONPERFORMING ASSETS
Dollars in thousands

                                  1996                          1995 Quarters

                              First Quarter      Fourth        Third       Second        First
                              -------------     -------       ------       ------       ------
Nonaccrual loans                 $67,098         75,224       59,720       60,889       64,941
Loans past due
  90 days or more                 15,513         17,842       16,516       14,530       12,275
Renegotiated loans                    --             --           --           --        2,600
                                 -------        -------       ------       ------       ------
Total nonperforming loans         82,611         93,066       76,236       75,419       79,816
                                 -------        -------       ------       ------       ------
Other real estate owned            7,508          7,295        8,520        8,390        8,824
                                 -------        -------       ------       ------       ------
Total nonperforming assets       $90,119        100,361       84,756       83,809       88,640
                                 =======        =======       ======       ======       ======

Nonperforming loans
  to total loans and leases,
  net of unearned discount           .83%          .97%          .83%         .85%         .93%
Nonperforming assets
  to total net loans and
  other real estate owned            .91%         1.05%          .92%         .94%        1.03%
                                    ====          ====          ====         ====         ====


         The allowance for possible credit losses at March 31, 1996 was $266.9 million, or 2.69% of total loans and leases, compared with $248.7 million or 2.91% a year earlier and $262.3 million or 2.75% at December 31, 1995. The ratio of the allowance for possible credit losses to nonperforming loans was 323% at the most recent quarter-end, compared with 312% at March 31, 1995, and 282% at December 31, 1995.

         In assessing the adequacy of the allowance for possible credit losses, management performs an ongoing evaluation of the loan portfolio and other credit commitments, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Based upon the results of such review, management believes that the allowance for possible credit losses at March 31, 1996 was adequate to absorb credit losses from existing loans, leases and credit commitments.


Other Income

Other income totaled $36.3 million in the first quarter of 1996, compared with $26.4 million in the year-earlier quarter and $44.9 million in the fourth quarter of 1995.

         Reflecting higher loan origination volume, improved pricing margins, and the results of the 1995 acquisitions of Statewide and Exchange, mortgage banking revenues totaled $10.4 million in the recently completed quarter, compared with $2.9 million in the year-earlier quarter and $15.1 million in the final quarter of 1995. Residential mortgage loan servicing fees totaled $5.2 million in the initial quarter of 1996 and the fourth quarter of 1995, up from $4.1 million in the first quarter of 1995. Gains from sales of residential mortgage loans and loan servicing rights were $4.7 million in the recently completed quarter, compared with a loss of $1.5 million in the year earlier quarter and a gain of $9.4 million in 1995's final quarter. During the fourth quarter of 1995, the Company completed a bulk sale of servicing rights related to $330 million of loans originated and sold in prior quarters resulting in a gain of $3.4 million. Residential mortgage loans serviced for others totaled $5.5 billion and $5.1 billion at March 31, 1996 and 1995, respectively. Capitalized mortgage servicing rights and excess servicing receivables were $35.0 million and $7.0 million, respectively, at March 31, 1996, compared with $23.7 million and $7.1 million, respectively, at March 31, 1995.

          Service charges on deposit accounts totaled $9.9 million in the first quarter of 1996, an increase of 7% from $9.2 million in the corresponding quarter of the previous year and slightly higher than the $9.8 million in the fourth quarter of 1995. Trust income of $6.2 million in the first quarter of 1996 increased 8% from $5.7 million in last year's first quarter, but decreased from $7.4 million in the fourth quarter of 1995 due, in part, to lower revenues from personal and estate trust business. Merchant discount and credit card fees were $3.1 million in the recent quarter, compared with $2.3 million and $3.2 million in the first and fourth quarters of 1995, respectively. Trading account and foreign exchange losses totaled $704 thousand in the first quarter of 1996, compared with gains of $860 thousand in the corresponding 1995 quarter and $1.5 million in the fourth quarter of 1995. Other revenue from operations totaled $7.1 million in 1996's initial quarter, up $1.7 million from the comparable quarter of 1995, due largely to increased fees earned from the sales of mutual funds and annuities. Other revenue from operations was $8.3 million in the fourth quarter of 1995 when a $1.2 million gain was realized from sales of investments by the Company's small business investment subsidiary.


Other Expense

Other expense totaled $96.3 million in the first quarter of 1996, compared with $89.5 million in the first quarter of 1995 and $97.0 million in the fourth quarter of 1995.

          Salaries and employee benefits expense was $52.1 million in the recent quarter, an increase of 13% from $46.2 million in the corresponding 1995 quarter and 8% from $48.2 million in the fourth quarter of 1995. Factors contributing to the higher expenses were the expansion of subsidiaries providing residential mortgage banking services, indirect automobile lending and sales of mutual funds and annuities, along with merit salary increases and higher costs associated with certain incentive-based compensation arrangements and employee benefits.

          Nonpersonnel expense totaled $44.2 million in the first quarter of 1996, compared with $43.3 million in the year-earlier quarter. Higher expenses since the first quarter of 1995 associated with expansion of the Company's mortgage banking and credit card businesses, as well as general expense increases, were largely offset by lower deposit insurance expense and $3.6 million of non-recurring expenses incurred in the first quarter of last year. Such non-recurring expenses included $1.3 million of costs associated with the acquisition of Statewide and the write-off of $2.3 million of non- marketable securities of Nationar. The decline in deposit insurance expense reflects the substantial elimination by the Federal Deposit Insurance Corporation ("FDIC") as of January 1, 1996 of deposit insurance premiums payable to the Bank Insurance Fund ("BIF"). Although First Empire's banking subsidiaries are BIF-insured institutions, the Company has approximately $1.4 billion of deposits obtained in so-called "Oakar" acquisitions for which deposit insurance premiums are paid to the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC has not reduced the assessment rate for SAIF- insured deposits. Furthermore, congressional committees continue to consider proposals that would require a one-time special assessment related to deposits insured by the SAIF. Although final legislation has yet to be enacted, management believes that it is likely that a special assessment will ultimately be levied against the Company on its SAIF-insured Oakar deposits. The amount of any such special assessment cannot be precisely predicted at this time. Nonpersonnel expense in the recent quarter declined $4.6 million from $48.8 million in the fourth quarter of 1995. The decline was due, in part, to a reduction in expenses for professional services and advertising, as well as the recording of a $1.1 million provision in the fourth quarter of 1995 to establish a valuation allowance for capitalized mortgage servicing rights. There was no similar provision in the first quarter of 1996.


Capital

Total stockholders' equity at March 31, 1996 of $847.2 million was equal to 6.69% of total assets, compared with $750.6 million or 6.66% of total assets a year earlier and $846.3 million or 7.08% of total assets at December 31, 1995. Common stockholders' equity also totaled $847.2 million at March 31, 1996, up from $710.6 million a year earlier and $806.3 million at December 31, 1995. As previously noted, on March 29, 1996, the Company's preferred stockholder converted the 9% convertible preferred stock into 506,930 shares of First Empire's common stock at a conversion price of $78.90625 per share. On a per share basis, common stockholders' equity was $123.76 at March 31, 1996, compared with $108.64 at March 31, 1995 and $125.33 at December 31, 1995.

          Stockholders' equity at March 31, 1996 was reduced by $7.4 million, or $1.09 per common share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale, compared with $31.4 million or $4.80 per common share at March 31, 1995 and $3.2 million or $.49 per common share at December 31, 1995. Such unrealized losses represent the amount by which amortized cost exceeded the fair value of investment securities classified as available for sale, net of applicable income taxes. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale by the Company's mortgage banking subsidiary, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

          Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. The capital ratios of the Company and its banking subsidiaries, Manufacturers and Traders Trust Company ("M&T Bank"), The East New York Savings Bank ("East New York") and M&T Bank, N.A., as of March 31, 1996 are presented in the accompanying table.


REGULATORY CAPITAL RATIOS
March 31, 1996

                  First Empire      M&T       East         M&T
                 (Consolidated)    Bank     New York    Bank, N.A.
                  ------------    ------    --------    ----------
Core capital          8.36%        7.62%     11.69%       13.32%
Total capital        11.39%       10.94%     12.95%       14.61%
Leverage              6.83%        6.36%      7.48%       13.02%


         The Company has historically maintained capital ratios well in excess of minimum regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders' equity, was 14.60% during the first quarter of 1996, compared with 12.29% and 15.09% in the first and fourth quarters of 1995, respectively.

         In November 1995, First Empire announced a plan to repurchase and hold as treasury stock up to 380,582 shares of common stock for reissuance upon the possible future exercise of outstanding stock options. As of March 31, 1996, First Empire had repurchased 139,583 common shares pursuant to such plan at an average cost of $226.34 per share.

- -----------------------------------------------------------------------------------------
                    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------

FINANCIAL HIGHLIGHTS

                                                  Three months ended March 31

Amounts in thousands, except per share                1996            1995         Change
- -----------------------------------------------------------------------------------------
For the period
- -----------------------------------------------------------------------------------------
      Net income                                     $36,153          27,168         +33%
      Per common share
        Net income
          Primary                                      $5.20            3.85         +35
          Fully diluted                                 4.96            3.68         +35
        Cash dividends                                   .70             .60         +17
      Average common shares outstanding
        Primary                                        6,778           6,820         - 1
        Fully diluted                                  7,295           7,384         - 1
      Annualized return on
        Average total assets                            1.20%           1.03%
        Average common stockholders' equity            17.50%          15.29%
      Market price per common share
        Closing                                      $246.00          171.00         +44
        High                                          247.75          171.00
        Low                                           209.00          136.50
- -----------------------------------------------------------------------------------------
At March 31
- -----------------------------------------------------------------------------------------
      Loans and leases,
        net of unearned discount                 $ 9,912,283       8,559,185         +16%
      Total assets                                12,670,983      11,276,959         +12
      Total deposits                               9,718,684       9,044,098         + 7
      Total stockholders' equity                     847,151         750,590         +13
      Stockholders' equity per common share          $123.76          108.64         +14
- -----------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------------------
                                     FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ---------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

                                               1996 First quarter             1995 Fourth quarter           1995 Third quarter
Average balance in millions;             Average            Average     Average            Average    Average             Average
interest in thousands                    balance   Interest    rate     balance   Interest    rate    balance   Interest    rate
- ---------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of
 unearned discount*
  Commercial, financial, etc             $ 1,995   $ 40,538    8.17%      1,900     40,747    8.51%     1,838     39,821    8.59%
  Real estate                              5,672    124,924    8.81       5,562    123,158    8.86      5,401    120,430    8.92
  Consumer                                 2,005     48,285    9.68       1,922     46,222    9.54      1,799     44,029    9.71
- ---------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net            9,672    213,747    8.89       9,384    210,127    8.88      9,038    204,280    8.97
- ---------------------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks          62      1,031    6.68         126      2,331    7.37        126      2,331    7.37
  Federal funds sold and agreements
    to resell securities                     102      1,403    5.53          26        391    5.93         12        189    6.05
  Trading account                             29        306    4.34          20        175    3.43         49        600    4.90
- ---------------------------------------------------------------------------------------------------------------------------------
    Total money-market assets                193      2,740    5.73         172      2,897    6.68        187      3,120    6.64
- ---------------------------------------------------------------------------------------------------------------------------------
Investment securities**
  U.S. Treasury and federal agencies       1,173     17,987    6.17       1,192     18,387    6.12      1,336     20,532    6.10
  Obligations of states and political
    subdivisions                              36        617    6.85          40        698    7.00         46        809    6.96
  Other                                      621      9,623    6.23         666     10,595    6.31        797     12,633    6.29
- ---------------------------------------------------------------------------------------------------------------------------------
    Total investment securities            1,830     28,227    6.20       1,898     29,680    6.20      2,179     33,974    6.18
- ---------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                  11,695    244,714    8.42      11,454    242,704    8.41     11,404    241,374    8.40
- ---------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses        (266)                          (263)                         (256)
Cash and due from banks                      335                            339                           336
Other assets                                 377                            368                           364
- ---------------------------------------------------------------------------------------------------------------------------------
    Total assets                         $12,141                         11,898                        11,848
- ---------------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                           $   759      2,773    1.47         767      3,060    1.58        784      3,129    1.58
  Savings deposits                         2,803     20,521    2.94       2,831     21,610    3.03      2,869     21,770    3.01
  Time deposits                            4,642     65,456    5.67       4,541     67,358    5.88      4,119     60,943    5.87
  Deposits at foreign office                 166      2,129    5.16         136      1,815    5.31         96      1,297    5.36
- ---------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        8,370     90,879    4.37       8,275     93,843    4.50      7,868     87,139    4.39
- ---------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                      1,484     19,689    5.34       1,305     19,216    5.84      1,719     25,559    5.90
Long-term borrowings                         192      3,617    7.57         196      3,667    7.43        194      3,631    7.42
- ---------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities    10,046    114,185    4.57       9,776    116,726    4.74      9,781    116,329    4.72
- ---------------------------------------------------------------------------------------------------------------------------------
Demand deposits                            1,126                          1,148                         1,143
Other liabilities                            120                            149                           123
- ---------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                     11,292                         11,073                        11,047
- ---------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                         849                            825                           801
- ---------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity               $12,141                         11,898                        11,848
- ---------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                            3.85                           3.67                          3.68
Contribution of interest-free funds                             .64                            .69                           .67
- ---------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on
  earning assets                                   $130,529    4.49%               125,978    4.36%              125,045    4.35%
- ---------------------------------------------------------------------------------------------------------------------------------


*Includes nonaccrual loans.
**Includes available for sale securities at amortized cost.

- -------------------------------------------------------------------------------------------------------------------
                              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

                                                            1995 Second quarter             1995 First quarter
                                                       Average             Average     Average              Average
Average balance in millions; interest in thousands     balance    Interest    rate     balance     Interest    rate
- -------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc                           $ 1,805    $ 39,410    8.76%      1,671       35,772    8.68%
  Real estate                                            5,187     116,067    8.95       5,048      112,059    8.88
  Consumer                                               1,690      41,110    9.75       1,592       37,788    9.62
- -------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                          8,682     196,587    9.08       8,311      185,619    9.06
- -------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                       121       2,225    7.39          67        1,294    7.82
  Federal funds sold and agreements
    to resell securities                                   139       2,227    6.44          14          200    5.75
  Trading account                                           29         371    5.02          13          193    5.94
- -------------------------------------------------------------------------------------------------------------------
    Total money-market assets                              289       4,823    6.69          94        1,687    7.25
- -------------------------------------------------------------------------------------------------------------------
Investment securities**
  U.S. Treasury and federal agencies                     1,340      19,658    5.88       1,100       15,671    5.78
  Obligations of states and political subdivisions          57         965    6.84          56          948    6.86
  Other                                                    740      10,435    5.65         769       12,325    6.50
- -------------------------------------------------------------------------------------------------------------------
    Total investment securities                          2,137      31,058    5.83       1,925       28,944    6.10
- -------------------------------------------------------------------------------------------------------------------
    Total earning assets                                11,108     232,468    8.39      10,330      216,250    8.49
- -------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                      (251)                           (247)
Cash and due from banks                                    317                             313
Other assets                                               332                             285
- -------------------------------------------------------------------------------------------------------------------
    Total assets                                       $11,506                          10,681
- -------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                         $   760       2,948    1.55         734        2,765    1.53
  Savings deposits                                       2,950      21,920    2.98       3,040       22,312    2.98
  Time deposits                                          4,075      60,008    5.91       3,702       51,573    5.65
  Deposits at foreign office                               117       1,504    5.16         184        2,336    5.14
- -------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                      7,902      86,380    4.38       7,660       78,986    4.18
- -------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                    1,588      23,787    6.01       1,076       15,663    5.90
Long-term borrowings                                        96       1,929    8.04          96        1,930    8.13
- -------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                   9,586     112,096    4.69       8,832       96,579    4.43
- -------------------------------------------------------------------------------------------------------------------
Demand deposits                                          1,043                           1,038
Other liabilities                                          111                              74
- -------------------------------------------------------------------------------------------------------------------
    Total liabilities                                   10,740                           9,944
- -------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                       766                             737
- -------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity         $11,506                          10,681
- -------------------------------------------------------------------------------------------------------------------
Net interest spread                                                           3.70                             4.06
Contribution of interest-free funds                                            .65                              .64
- -------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                      $120,372    4.35%                 119,671    4.70%
- -------------------------------------------------------------------------------------------------------------------


*Includes nonaccrual loans.
**Includes available for sale securities at amortized cost.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         A number of lawsuits were pending against First Empire and its subsidiaries at March 31, 1996. In the opinion of management, the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated financial condition. Moreover, management believes that First Empire and its subsidiaries have substantial defenses in such litigation, but that there can be no assurance that the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated results of operations in the future.

Item 2. Changes in Securities.
        (Not applicable.)

Item 3. Defaults Upon Senior Securities.
        (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

         The 1996 Annual Meeting of Stockholders of First Empire was held on April 16, 1996. At the 1996 Annual Meeting, stockholders elected nineteen (19) directors, all of whom were then serving as directors of First Empire, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was elected at the 1996 Annual Meeting.

                                                 Number of Votes
                                         ---------------------------------
    Nominee                                 For                   Withheld
- --------------                           ---------                --------
Brent D. Baird                           5,791,057                  10,392
John H. Benisch                          5,796,056                   5,393
C. Angela Bontempo                       5,784,166                  17,283
Robert T. Brady                          5,785,952                  15,497
Patrick J. Callan                        5,796,057                   5,392
James A. Carrigg                         5,792,057                   9,392
Barber B. Conable, Jr.                   5,782,407                  19,041
Richard E. Garman                        5,796,057                   5,392
James V. Glynn                           5,792,056                   9,393
Roy M. Goodman                           5,602,158                 199,290
Patrick W.E. Hodgson                     5,796,057                   5,392
Samuel T. Hubbard, Jr.                   5,786,153                  15,296
Lambros J. Lambros                       5,796,082                   5,367
Wilfred J. Larson                        5,793,417                   8,032
Jorge G. Pereira                         5,796,083                   5,366
Raymond D. Stevens, Jr.                  5,791,591                   9,858
Herbert L. Washington                    5,789,439                  12,010
John L. Wehle, Jr.                       5,786,153                  15,296
Robert G. Wilmers                        5,795,825                   5,624


Item 5. Other Information.

         On April 3, 1996, First Empire filed a Current Report on Form 8-K dated March 29, 1996, in order to report that the National Indemnity Company, a subsidiary of Berkshire Hathaway Inc., the former holder of all of the outstanding shares of First Empire's 9% convertible preferred stock, had converted those shares into 506,930 shares of First Empire common stock, par value $5.00 per share, as of the close of business on March 29, 1996.

Item 6. Exhibits and Reports on Form 8-K.

         (a)    The following exhibits are filed as a part of this report:

                    Exhibit
                      No.
                    -------
                      11 Statement re: Computation of Earnings Per Common Share. Filed herewith.

                      27        Financial Data Schedule.  Filed herewith.

         (b)    Reports on Form 8-K. (None.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FIRST EMPIRE STATE CORPORATION


Date: May 13, 1996                      By: /s/ James L. Vardon
                                            ----------------------------------
                                            James L. Vardon
                                            Executive Vice President
                                            and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
  No.
- -------
  11   Statement re:  Computation of Earnings Per Common Share.  Filed herewith.

  27   Financial Data Schedule.  Filed herewith.