Form 10-Q
period 1996-06-30
FIRST EMPIRE STATE CORP
filed 1996-08-12
CIK 36270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

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


Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on August 1, 1996: 6,719,387 shares.

- --------------------------------------------------------------------------------
                         FIRST EMPIRE STATE CORPORATION
- --------------------------------------------------------------------------------
                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 1996

Table of Contents of Information Required in Report                         Page
- ---------------------------------------------------                         ----
Part I.  Financial Information

    Item 1.       Financial Statements

                  Consolidated Balance Sheet -
                  June 30, 1996 and December 31, 1995                        3

                  Consolidated Statement of Income -
                  Three and six months ended
                  June 30, 1996 and 1995                                     4

                  Consolidated Statement of Cash Flows -
                  Six months ended June 30, 1996 and 1995                    5

                  Consolidated Statement of Changes in
                  Stockholders' Equity - Six months ended
                  June 30, 1996 and 1995                                     6

                  Consolidated Summary of Changes in
                  Allowance for Possible Credit Losses -
                  Six months ended June 30, 1996 and 1995                    6

                  Notes to Financial Statements                              7

    Item 2.       Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                 8


Part II. Other Information                                                  19

Signatures                                                                  20

Exhibit Index                                                               21

Exhibit No. 11                                                              22

Exhibit No. 27                                                              23

                          PART I. FINANCIAL INFORMATION

Item I. Financial Statements

- --------------------------------------------------------------------------------------------------------------------------
                                         FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET (Unaudited)

                                                                                             June 30,         December 31,
Dollars in thousands, except per share                                                         1996               1995
- -------------------------------------------------------------------------------------------------------------------------
Assets                    Cash and due from banks                                         $   376,309             363,119
                          Money-market assets
                            Interest-bearing deposits at banks                                 14,451             125,500
                            Federal funds sold and agreements to resell securities             23,136               1,000
                            Trading account                                                    31,481               9,709
                          -----------------------------------------------------------------------------------------------
                              Total money-market assets                                        69,068             136,209
                          -----------------------------------------------------------------------------------------------
                          Investment securities
                            Available for sale (cost: $1,589,452 at June 30,1996;
                              $1,537,393 at December 31,1995)                               1,565,853           1,531,893
                            Held to maturity (market value: $195,253 at June 30,1996;
                              $187,476 at December 31,1995)                                   194,693             185,834
                            Other (market value:  $56,505 at June 30,1996;
                              $51,568 at December 31,1995)                                     56,505              51,568
                          -----------------------------------------------------------------------------------------------
                              Total investment securities                                   1,817,051           1,769,295
                          -----------------------------------------------------------------------------------------------
                          Loans and leases                                                 10,487,452           9,873,723
                            Unearned discount                                                (358,282)           (317,874)
                            Allowance for possible credit losses                             (269,951)           (262,344)
                          -----------------------------------------------------------------------------------------------
                              Loans and leases, net                                         9,859,219           9,293,505
                          -----------------------------------------------------------------------------------------------
                          Premises and equipment                                              125,629             128,516
                          Accrued interest and other assets                                   295,081             265,258
                          -----------------------------------------------------------------------------------------------
                              Total assets                                                $12,542,357          11,955,902
- -------------------------------------------------------------------------------------------------------------------------
Liabilities               Noninterest-bearing deposits                                    $ 1,172,333           1,184,359
                          NOW accounts                                                        780,699             768,559
                          Savings deposits                                                  2,838,646           2,765,301
                          Time deposits                                                     5,126,031           4,596,053
                          Deposits at foreign office                                          274,974             155,303
                          -----------------------------------------------------------------------------------------------
                              Total deposits                                               10,192,683           9,469,575
                          -----------------------------------------------------------------------------------------------
                          Federal funds purchased and agreements
                            to repurchase securities                                          915,151           1,213,372
                          Other short-term borrowings                                         219,140              59,834
                          Accrued interest and other liabilities                              164,138             174,077
                          Long-term borrowings                                                190,222             192,791
                          -----------------------------------------------------------------------------------------------
                              Total liabilities                                            11,681,334          11,109,649
- -------------------------------------------------------------------------------------------------------------------------
Stockholders' equity      Preferred stock, $1 par, 1,000,000 shares
                            authorized, 40,000 shares outstanding at December 31,
                            1995, stated at aggregate liquidation value                            --              40,000
                          Common stock, $5 par, 15,000,000 shares
                            authorized, 8,097,472 shares issued                                40,487              40,487
                          Surplus                                                              93,132              98,657
                          Undivided profits                                                   870,171             805,486
                          Unrealized investment losses, net                                   (13,629)             (3,155)
                          Treasury stock - common, at cost - 1,301,803 shares at
                            June 30, 1996; 1,664,306 shares at December 31, 1995             (129,138)           (135,222)
                          -----------------------------------------------------------------------------------------------
                              Total stockholders' equity                                      861,023             846,253
                          -----------------------------------------------------------------------------------------------
                              Total liabilities and stockholders' equity                  $12,542,357          11,955,902
- -------------------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------------------
                                         FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME (Unaudited)


                                                                                  Three months ended            Six months ended
                                                                                         June 30                     June 30
Amounts in thousands, except per share                                            1996           1995           1996         1995
- -----------------------------------------------------------------------------------------------------------------------------------
Interest income           Loans and leases, including fees                      $217,042        195,963        430,248      380,979
                          Money-market assets
                            Deposits at banks                                        266          2,225          1,297        3,519
                            Federal funds sold and agreements
                               to resell securities                                  779          2,227          2,182        2,427
                            Trading account                                          232            348            505          520
                          Investment securities
                            Fully taxable                                         28,646         29,692         56,065       57,269
                            Exempt from federal taxes                                638            738          1,083        1,565
                          ---------------------------------------------------------------------------------------------------------
                              Total interest income                              247,603        231,193        491,380      446,279
- -----------------------------------------------------------------------------------------------------------------------------------
Interest expense          NOW accounts                                             2,642          2,948          5,415        5,713
                          Savings deposits                                        20,673         21,920         41,194       44,232
                          Time deposits                                           68,920         60,008        134,376      111,581
                          Deposits at foreign office                               3,534          1,504          5,663        3,840
                          Short-term borrowings                                   15,657         23,787         35,346       39,450
                          Long-term borrowings                                     3,570          1,929          7,187        3,859
                          ---------------------------------------------------------------------------------------------------------
                              Total interest expense                             114,996        112,096        229,181      208,675
                          ---------------------------------------------------------------------------------------------------------
                          Net interest income                                    132,607        119,097        262,199      237,604
                          Provision for possible credit losses                    11,700          8,515         21,375       17,015
                          ---------------------------------------------------------------------------------------------------------
                          Net interest income after provision
                            for possible credit losses                           120,907        110,582        240,824      220,589
- -----------------------------------------------------------------------------------------------------------------------------------
Other income              Mortgage banking revenues                               11,275          7,616         21,666       10,488
                          Trust income                                             7,073          5,847         13,246       11,584
                          Service charges on deposit accounts                     10,128          9,574         20,033       18,793
                          Merchant discount and other credit card fees             4,220          2,415          7,275        4,688
                          Trading account and foreign exchange gain                  858            220            154        1,080
                          Gain (loss) on sales of bank investment securities         109            (46)           427          (46)
                          Other revenues from operations                           7,800          8,262         14,913       13,703
                          ---------------------------------------------------------------------------------------------------------
                              Total other income                                  41,463         33,888         77,714       60,290
- -----------------------------------------------------------------------------------------------------------------------------------
Other expense             Salaries and employee benefits                          49,133         44,148        101,261       90,375
                          Equipment and net occupancy                             12,699         12,179         26,115       24,885
                          Printing, postage and supplies                           3,863          3,504          7,682        7,099
                          Deposit insurance                                          778          4,264          1,558        8,528
                          Other costs of operations                               31,448         26,174         57,622       48,876
                          ---------------------------------------------------------------------------------------------------------
                              Total other expense                                 97,921         90,269        194,238      179,763
                          ---------------------------------------------------------------------------------------------------------
                          Income before income taxes                              64,449         54,201        124,300      101,116
                          Income taxes                                            25,790         22,747         49,488       42,494
                          ---------------------------------------------------------------------------------------------------------
                          Net income                                            $ 38,659         31,454         74,812       58,622
- -----------------------------------------------------------------------------------------------------------------------------------
                          Net income per common share
                            Primary                                                $5.36           4.51          10.56         8.36
                            Fully diluted                                           5.36           4.31          10.32         7.99

                          Cash dividends per common share                            .70            .60           1.40         1.20

                          Average common shares outstanding
                            Primary                                                7,212          6,768          6,995        6,794
                            Fully diluted                                          7,216          7,293          7,245        7,338


- ---------------------------------------------------------------------------------------------------------------------------------
                                          FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ---------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                                                                         Six months ended June 30
Dollars in thousands                                                                                   1996                  1995
- ---------------------------------------------------------------------------------------------------------------------------------
Cash flows from           Net income                                                             $   74,812                58,622
operating activities      Adjustments to reconcile net income to net cash
                             provided by operating activities
                               Provision for possible credit losses                                  21,375                17,015
                               Depreciation and amortization of premises
                                  and equipment                                                       9,886                 9,524
                               Amortization of capitalized mortgage servicing rights                  5,065                 3,027
                               Provision for deferred income taxes                                   (6,216)               (7,452)
                               Asset write-downs                                                        605                 3,183
                               Net gain on sales of assets                                             (599)                 (261)
                               Net change in accrued interest receivable, payable                    (7,000)               (1,601)
                               Net change in other accrued income and expense                         2,049                50,553
                               Net change in loans held for sale                                    (10,540)             (110,781)
                               Net change in trading account assets and liabilities                 (12,018)              (29,911)
                          --------------------------------------------------------------------------------------------------------
                                 Net cash provided (used) by operating activities                    77,419                (8,082)
- ----------------------------------------------------------------------------------------------------------------------------------
Cash flows from           Proceeds from sales of investment securities
investing activities         Available for sale                                                     143,235                41,348
                          Proceeds from maturities of investment securities
                             Available for sale                                                     269,661               130,128
                             Held to maturity                                                        20,349                27,824
                          Purchases of investment securities
                             Available for sale                                                    (466,126)             (381,383)
                             Held to maturity                                                       (29,213)             (117,905)
                             Other                                                                   (2,776)               (2,641)
                          Net (increase) decrease in interest-bearing
                             deposits at banks                                                      111,049              (125,357)
                          Net increase in loans and leases                                         (577,434)             (530,123)
                          Capital expenditures, net                                                  (6,918)               (5,918)
                          Acquisitions, net of cash acquired                                             --               (18,691)
                          Other, net                                                                (12,578)                  (59)
                          --------------------------------------------------------------------------------------------------------
                                 Net cash used by investing activities                             (550,751)             (982,777)
- ----------------------------------------------------------------------------------------------------------------------------------
Cash flows from           Net increase in deposits                                                  721,888               621,366
financing activities      Net increase (decrease) in short-term borrowings                         (151,830)              325,117
                          Payments on long-term borrowings                                           (2,638)                  (56)
                          Purchases of treasury stock                                               (42,899)              (22,727)
                          Dividends paid - common                                                    (9,227)               (7,847)
                          Dividends paid - preferred                                                   (900)               (1,800)
                          Other, net                                                                 (5,736)                4,496
                          --------------------------------------------------------------------------------------------------------
                                 Net cash provided by financing activities                          508,658               918,549
                          --------------------------------------------------------------------------------------------------------
                          Net increase (decrease) in cash and cash equivalents                   $   35,326               (72,310)
                          Cash and cash equivalents at beginning of period                          364,119               380,861
                          Cash and cash equivalents at end of period                             $  399,445               308,551
- ----------------------------------------------------------------------------------------------------------------------------------
Supplemental              Interest received during the period                                    $  482,499               428,922
disclosure of cash        Interest paid during the period                                           229,783               184,091
flow information          Income taxes paid during the period                                        54,733                20,873
- ----------------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of
noncash investing and     Real estate acquired in settlement of loans                            $    4,097                 3,392
financing activities      Conversion of preferred stock to common stock                              40,000                    --
- ----------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------------
                                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Unrealized
                                                                                              investment
                                                                                                   gains
Dollars in thousands,                            Preferred    Common              Undivided      (losses),   Treasury
except per share                                     stock     stock    Surplus     profits          net        stock         Total
- -----------------------------------------------------------------------------------------------------------------------------------
1995
Balance - January 1, 1995                          $40,000    40,487    98,014      694,274     (50,555)     (101,224)     $720,996
Net income                                              --        --        --       58,622          --            --        58,622
Preferred stock cash dividends                          --        --        --       (1,800)         --            --        (1,800)
Common stock cash dividends -
  $1.20 per share                                       --        --        --       (7,847)         --            --        (7,847)
Exercise of stock options                               --        --       459           --          --         2,140         2,599
Purchases of treasury stock                             --        --        --           --          --       (22,727)      (22,727)
Unrealized gains on investment
  securities available for sale, net                    --        --        --           --      44,115            --        44,115
- -----------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1995                            $40,000    40,487    98,473      743,249      (6,440)     (121,811)     $793,958
- -----------------------------------------------------------------------------------------------------------------------------------
1996
Balance - January 1, 1996                          $40,000    40,487    98,657      805,486      (3,155)     (135,222)     $846,253
Net income                                              --        --        --       74,812          --            --        74,812
Preferred stock cash dividends                          --        --        --         (900)         --            --          (900)
Common stock cash dividends -
  $1.40 per share                                       --        --        --       (9,227)         --            --        (9,227)
Exercise of stock options                               --        --     1,009           --          --         2,449         3,458
Purchases of treasury stock                             --        --        --           --          --       (42,899)      (42,899)
Conversion of preferred stock into
  506,930 shares of common stock                   (40,000)       --    (6,534)          --          --        46,534            --
Unrealized losses on investment
  securities available for sale, net                    --        --        --           --     (10,474)           --       (10,474)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance - June 30,1996                             $    --    40,487    93,132      870,171     (13,629)     (129,138)     $861,023
- -----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (Unaudited)

- -------------------------------------------------------------------------------
                                                       Six months ended June 30
Dollars in thousands                                       1996            1995
- -------------------------------------------------------------------------------
Beginning balance                                      $262,344         243,332
Provision for possible credit losses                     21,375          17,015
Net charge-offs
  Charge-offs                                           (20,486)        (11,625)
  Recoveries                                              6,718           5,120
- -------------------------------------------------------------------------------
    Total net charge-offs                               (13,768)         (6,505)
- -------------------------------------------------------------------------------
Ending balance                                         $269,951         253,842
- -------------------------------------------------------------------------------

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

2.  Stock-based compensation

During the first quarter of 1996, Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", became effective. SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method of accounting for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the stock. However, SFAS No. 123 allows entities to continue to measure compensation cost for employee stock options or similar equity instruments using the method prescribed by Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue measuring compensation cost for employee stock compensation arrangements in accordance with the provisions of APBO No. 25. Accordingly, SFAS No. 123 had no impact on the Company's results of operations for the three and six month periods ended June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income of First Empire State Corporation ("First Empire") was $38.7 million or $5.36 per common share in the second quarter of 1996, increases of 23% and 19%, respectively, from $31.5 million or $4.51 per common share in the second quarter of 1995. On a fully diluted basis, earnings per common share rose 24% to $5.36 from $4.31 in the second quarter of 1995. For the six months ended June 30, 1996, net income was $74.8 million or $10.56 per common share, up 28% and 26%, respectively, from $58.6 million or $8.36 per common share earned during the comparable period of 1995. Earnings per common share on a fully diluted basis increased 29% to $10.32 for the six months ended June 30, 1996 from $7.99 in the first half of 1995. The rate of return on average assets for First Empire and its consolidated subsidiaries ("the Company") in the second quarter of 1996 increased to 1.25% from 1.10% in the year-earlier quarter and 1.20% in 1996's first quarter. The return on average common stockholders' equity was 18.18% in the recent quarter, up from 16.87% in the second quarter of 1995 and 17.50% in the first quarter of 1996. During the first six months of 1996, the rates of return on average assets and average common stockholders' equity were 1.22% and 17.85%, respectively, up from 1.07% and 16.10%, respectively, in the corresponding period of 1995.

         On March 29, 1996, National Indemnity Company, a subsidiary of Berkshire Hathaway Inc., the holder of all of the outstanding shares of First Empire's 9% convertible preferred stock, converted such shares into 506,930 shares of First Empire common stock. The 40,000 shares of preferred stock had been issued on March 15, 1991 for $40 million and were converted into shares of common stock at a contractual conversion price of $78.90625 per share. As of June 30, 1996, common shares outstanding totaled 6,795,669, compared with 6,496,555 and 6,844,923 at June 30, 1995 and March 31, 1996, respectively.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income increased to $133.7 million in the second quarter of 1996, up $13.3 million or 11% from $120.4 million in the second quarter of 1995, and $3.2 million higher than the $130.5 million earned in the first quarter of 1996. Growth in average earning assets, resulting from an increase in average loans, was the most significant factor contributing to the improvement in net interest income. Average earning assets in the recent quarter increased $936 million, or 8%, to $12.0 billion from $11.1 billion in the second quarter of 1995. Average earning assets totaled $11.7 billion in the initial 1996 quarter. Average loans and leases grew $1.3 billion, or 15%, to $10.0 billion in the second quarter of 1996 from $8.7 billion in the year-earlier quarter. Average loans and leases were $9.7 billion in 1996's first quarter. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions                              Percent increase from
                                     2nd Qtr.     2nd Qtr.    1st Qtr.
                                       1996         1995        1996
                                     --------     --------    --------
Commercial, financial, etc.           $2,032         13%          2%
Real estate - commercial               3,727          8           2
Real estate - consumer                 2,119         22           5
Consumer
   Automobile                            975         45           9
   Home equity                           603          3           1
   Credit cards                          242         50           9
   Other                                 299         11           3
                                      ------        ---         ---
    Total consumer                     2,119         25           6
                                      ------        ---         ---
          Total                       $9,997         15%          3%
                                      ======        ===         ===

         For the first six months of 1996, taxable-equivalent net interest income was $264.2 million, up from $240.0 million in the corresponding 1995 period. An increase in average loans and leases of $1.3 billion was the leading factor contributing to this improvement.

         Due, in part, to loan growth, average holdings of money-market assets in the second quarter of 1996 were decreased from both the second quarter of 1995 and the first quarter of 1996. Money-market assets averaged $108 million in 1996's second quarter, compared with $289 million in the year-earlier quarter and $193 million in the initial 1996 quarter.

         Average investment securities declined to $1.9 billion in the recent quarter from $2.1 billion in the second quarter of 1995. Holdings of investment securities averaged $1.8 billion in 1996's first quarter. In general, the average balance of the investment securities portfolio is influenced by such factors as demand for loans, which generally yield more than investment securities, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.

         Core deposits, which include noninterest-bearing demand deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000, represent a significant source of funding to the Company. The Company's New York State branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association ("M&T Bank, N.A."), a wholly owned commercial bank subsidiary of First Empire. Average core deposits increased to $7.9 billion in 1996's second quarter, up from $7.3 billion in the year-earlier quarter and $7.7 billion in the first quarter of 1996. Average core deposits of M&T Bank, N.A., which began operations in the fourth quarter of 1995, were $226 million in the recently completed quarter, compared with $87 million in the first quarter of 1996. The accompanying table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS
Dollars in millions
                                                    Percent increase
                                                    (decrease) from
                                     2nd Qtr.      2nd Qtr.    1st Qtr.
                                       1996          1995        1996
                                     --------      --------    --------
NOW accounts                          $  760         --%         --%
Savings deposits                       2,872         (3)          2
Time deposits less than $100,000       3,152         22           5
Demand deposits                        1,138          9           1
                                      ------        ---         ---
    Total                             $7,922          8%          3%
                                      ======        ===         ===

         In addition to core deposits, the Company obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company's offshore branch office, and brokered certificates of deposit. Brokered deposits are used to reduce short-term borrowings and lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $999 million during the recent quarter and totaled $1.1 billion at June 30, 1996, compared with an average balance of $888 million during the comparable 1995 period and a total balance of $888 million at June 30, 1995. Such deposits averaged $830 million in the first quarter of 1996. The weighted average remaining term to maturity of brokered deposits at June 30, 1996 was 1.3 years.

         In addition to deposits, the Company uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York ("FHLB") and others as sources of funding. Short-term borrowings averaged $1.2 billion in the recent quarter, compared with $1.6 billion in the second quarter of 1995 and $1.5 billion in the first quarter 1996.

         Changes in interest rates and spreads, as well as changes in the composition of the Company's earning assets and interest-bearing liabilities, can impact net interest income. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.84% in the second quarter of 1996, compared with 3.70% in the year-earlier quarter. This improvement reflects a 23 basis point (hundredths of one percent) decrease in the cost of interest-bearing liabilities to 4.46% in the recently completed quarter from 4.69% in the second quarter of 1995. Partially offsetting this decline in the cost of interest-bearing liabilities was a 9 basis point decrease in the yield on earning assets to 8.30% in the second quarter of 1996 from 8.39% in the corresponding 1995 period. The net interest spread was 3.85% in the first quarter of 1996 when the yield on earning assets was 8.42% and the rate paid on interest-bearing liabilities was 4.57%. Largely due to the changes in the net interest spread described above, the Company's net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, increased to 4.46% in 1996's second quarter from 4.35% in the comparable quarter of 1995, and was down only slightly from 4.49% in the first quarter of 1996. The net interest margin was 4.48% and 4.52% during the six months ended June 30, 1996 and 1995, respectively.

         The contribution to net interest margin of interest-free funds varied by three basis points or less during the periods discussed herein. Average interest-free funds, consisting largely of noninterest-bearing demand deposits and stockholders' equity, totaled $1.7 billion in the second quarter of 1996, up from $1.5 billion a year earlier, but relatively unchanged from 1996's initial quarter.

         Management analyzes the Company's exposure to changing interest rates and spreads by projecting net interest income under a number of different interest rate scenarios. As part of the management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, rates paid on interest-bearing deposits. The aggregate notional amount of interest rate swap agreements used as part of the Company's management of interest rate risk in effect at June 30, 1996 and 1995 was $2.5 billion and $2.6 billion, respectively. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at a fixed rate of interest and makes payments at a variable rate. However, under terms of $34 million of swaps, the Company pays a fixed rate of interest and receives a variable rate. At June 30, 1996 the weighted average rates to be received and paid under interest rate swap agreements were 6.18% and 5.38%, respectively. As of June 30, 1996, the Company had also entered into forward-starting swaps with an aggregate notional amount of $25 million. Such forward-starting swaps had no effect on the Company's net interest income through June 30, 1996. The effect of interest rate swaps on net interest income and margin as well as average notional amounts are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands
                                             Three months ended June 30
                                  ---------------------------------------------
                                           1996                     1995
                                  ---------------------   ---------------------
                                      Amount    Rate(1)        Amount   Rate(1)
                                  ----------    -------   -----------   -------
Increase (decrease) in:
      Interest income ........       $   318     .01%        $(1,818)    (.07)%
      Interest expense .......        (3,987)   (.15)         (1,338)    (.06)
                                  ----------              ----------
      Net interest
        income/margin ........       $ 4,305     .14%        $  (480)    (.02)%
                                  ==========    ====      ==========     ====
Average notional
      amount (2) .............    $2,413,370              $2,562,949
                                  ==========              ==========


                                              Six months ended June 30
                                  ---------------------------------------------
                                           1996                     1995
                                  -------------------      --------------------
                                      Amount    Rate(1)        Amount   Rate(1)
                                  ----------    -------    ----------   -------
Increase (decrease) in:
      Interest income ........       $   279      --%         $(3,343)   (.06)%
      Interest expense .......        (7,140)   (.14)          (2,414)   (.05)
                                  ----------               ----------
      Net interest
        income/margin ........       $ 7,419     .13%         $  (929)   (.02)%
                                  ==========    ====       ==========    ====
Average notional
      amount (2) .............    $2,323,139               $2,549,616
                                  ==========               ==========

(1) Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(2)    Excludes forward-starting interest rate swaps.

         The Company estimates that as of June 30, 1996 it would have to pay approximately $10.1 million if all interest rate swap agreements entered into for interest rate risk management purposes were terminated. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not reflected in the consolidated financial statements.

         As part of its ongoing operations, the Company is also exposed to liquidity risk whenever the maturities of financial instruments included in assets and liabilities differ. Accordingly, a critical element in managing a banking institution is ensuring that sufficient cash flow and liquid assets are available to satisfy demand for loans, deposit withdrawals, operating expenses and other corporate purposes. In addition to deposits and borrowings, maturities of money-market assets, repayments of loans and investment securities, and cash generated from operations provide the Company with other sources of liquidity. Through membership in the FHLB, as well as other available borrowing facilities, management believes that First Empire's banking subsidiaries have access to adequate funding sources. First Empire's ability to pay dividends, repurchase treasury stock and fund operating expenses is primarily dependent on the receipt of dividend payments from its banking subsidiaries, which are subject to various regulatory limitations. First Empire also maintains a $25 million line of credit with an unaffiliated commercial bank, all of which was available for borrowing at June 30, 1996. Management does not anticipate engaging in any activity, either currently or in the long-term, which would cause a significant strain on liquidity at either First Empire or its subsidiary banks. Furthermore, management believes that available sources of liquidity are more than adequate to meet anticipated funding needs.

Provision for Possible Credit Losses

The purpose of the provision is to replenish or build the Company's allowance for possible credit losses to a level necessary to maintain an adequate reserve position. In assessing the adequacy of the allowance for possible credit losses, management performs an ongoing evaluation of the loan portfolio and other credit commitments, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Based upon the results of such review, management believes that the allowance for possible credit losses at June 30, 1996 was adequate to absorb credit losses from existing loans, leases and credit commitments.

         The provision for possible credit losses in the second quarter of 1996 was $11.7 million, up from $8.5 million in 1995's second quarter and $9.7 million in the first quarter of 1996. Net loan charge-offs in the second quarter of 1996 totaled $8.7 million, up from $3.4 million in the year-earlier quarter and $5.1 million in the first quarter of 1996. Consumer loan charge-offs totaled $6.7 million in the recent quarter, compared with $2.1 million in the second quarter of 1995 and $5.0 million in the initial 1996 quarter. Net charge-offs as an annualized percentage of average loans and leases were .35% in the recent quarter, compared with .16% in the corresponding 1995 quarter and .21% in the first quarter of 1996. For the six months ended June 30, 1996 and 1995, the provision for possible credit losses was $21.4 million and $17.0 million, respectively. Through June 30, net charge-offs were $13.8 million in 1996 and $6.5 million in 1995, representing .28% and .15%, respectively, of average loans and leases. Consumer loan charge-offs totaled $11.6 million and $3.9 million during the six months ended June 30, 1996 and 1995, respectively.

         Nonperforming loans were $85.0 million or .84% of total loans and leases outstanding at June 30, 1996, compared with $75.4 million or .85% at June 30, 1995 and $82.6 million or .83% at March 31, 1996. The increase in nonperforming loans over the prior periods was due to the second quarter 1996 purchase from the Government National Mortgage Association of $11.8 million of one-to-four family residential mortgage loans serviced by the Company. These loans are covered by guarantees of the Federal Housing Administration. It is anticipated that the costs of servicing these loans will be reduced as a result of the purchase. Approximately $11.1 million of these loans have been classified as accruing loans past due ninety days or more, and $.7 million have been classified as nonaccrual loans. Nonperforming commercial real estate loans totaled $30.5 million at June 30, 1996, $42.9 million at June 30, 1995 and $33.7 million at March 31, 1996. Included in these totals were loans secured by properties located in the New York City metropolitan area of $7.0 million at June 30, 1996, $21.0 million at June 30, 1995 and $10.4 million at March 31, 1996. Nonperforming consumer loans and leases totaled $13.2 million at June 30, 1996, compared with $9.3 million at June 30, 1995 and $13.7 million at March 31, 1996. The increase in nonperforming consumer loans from June 30, 1995 is generally consistent with current industry trends and also reflects growth in the Company's consumer loan portfolio. Nevertheless, management continues to closely monitor repayment performance of consumer loans. Assets taken in foreclosure of defaulted loans were $8.9 million at June 30, 1996, $8.4 million at June 30, 1995 and $7.5 million at March 31, 1996.

         The allowance for possible credit losses was $270.0 million, or 2.67% of total loans and leases at June 30, 1996, compared with $253.8 million or 2.86% a year earlier, $262.3 million or 2.75% at December 31, 1995 and $266.9 million or 2.69% at March 31, 1996. The ratio of the allowance for possible credit losses to nonperforming loans was 318% at the most recent quarter-end, compared with 337% a year earlier, 282% at December 31, 1995 and 323% at March 31, 1996.

         A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSETS
Dollars in thousands


                                    1996 Quarters                1995 Quarters

                                 Second     First          Fourth     Third    Second
                                -------    -------        -------    ------    ------
Nonaccrual loans                $57,603     67,098         75,224    59,720    60,889
Loans past due
  90 days or more                27,406     15,513         17,842    16,516    14,530
Renegotiated loans                   --         --             --        --        --
                                -------    -------        -------    ------    ------
Total nonperforming loans        85,009     82,611         93,066    76,236    75,419
                                -------    -------        -------    ------    ------
Other real estate owned           8,890      7,508          7,295     8,520     8,390
                                -------    -------        -------    ------    ------
Total nonperforming assets      $93,899     90,119        100,361    84,756    83,809
                                =======    =======        =======    ======    ======

Nonperforming loans
  to total loans and leases,
  net of unearned discount          .84%       .83%           .97%      .83%      .85%
Nonperforming assets
  to total net loans and
  other real estate owned           .93%       .91%          1.05%      .92%      .94%
                                    ===        ===           ====       ===       ===

Other Income

Other income totaled $41.5 million in the second quarter of 1996, compared with $33.9 million in the year-earlier quarter and $36.3 million in the first quarter of 1996. Other income for the first six months of 1996 was $77.7 million, up 29% from $60.3 million in the comparable 1995 period.

         Mortgage banking revenues totaled $11.3 million in the recent quarter, up from $7.6 million in the year-earlier quarter and $10.4 million in the first quarter of 1996. Higher loan origination volume, improved pricing margins and two 1995 acquisitions of mortgage banking operations were significant factors contributing to the increase in mortgage banking revenue from the prior year's second quarter. Residential mortgage loan servicing fees totaled $5.1 million in the second quarter of 1996, compared with $5.0 million in the second quarter of 1995 and $5.2 million in the first quarter of 1996. Gains from sales of residential mortgage loans and loan servicing rights were $5.7 million in the recently completed quarter, compared with $2.2 million in the year-earlier quarter and $4.7 million in 1996's first quarter. Residential mortgage loans serviced for others totaled $5.6 billion and $5.2 billion at June 30, 1996 and 1995, respectively. Capitalized mortgage servicing rights and excess servicing receivables were $34.8 million and $7.2 million, respectively, at June 30, 1996, compared with $28.5 million and $7.1 million, respectively, at June 30, 1995.

         Service charges on deposit accounts totaled $10.1 million in 1996's second quarter, up 6% from $9.6 million in the second quarter of 1995 and slightly higher than the $9.9 million earned in the first quarter of 1996. Trust income of $7.1 million in the second quarter of 1996 increased 21% from $5.8 million in last year's second quarter, and 15% from $6.2 million in the first quarter of 1996. Merchant discount and credit card fees were $4.2 million in the recent quarter, up from $2.4 million and $3.1 million in the second quarter of 1995 and the first quarter of 1996, respectively. Trading account and foreign exchange activity resulted in gains of $858 thousand in the second quarter of 1996, compared with gains of $220 thousand in the corresponding 1995 quarter and losses of $704 thousand in the first quarter of 1996. Other revenues from operations totaled $7.8 million in the recent quarter, compared with $8.3 million in the second quarter of 1995 and $7.1 million in the first quarter of 1996. Such amounts include revenues from the sale of mutual funds and annuities totaling $3.3 million and $2.3 million in the second quarter of 1996 and 1995, respectively, and $2.8 million in 1996's first quarter.

         For the first six months of the year, mortgage banking revenues increased to $21.7 million from $10.5 million in the comparable 1995 period. As previously mentioned, higher loan origination volume and the 1995 acquisitions were major factors leading to the increase. Compared with the same period in 1995, service charges on deposit accounts increased 7% to $20.0 million during the first six months of 1996, while trust income increased 14% to $13.2 million and merchant discount and credit card fees increased 55% to $7.3 million. Trading account and foreign exchange activity resulted in gains of $154 thousand for the initial half of 1996, compared with gains of $1.1 million in the first six months of 1995. Other revenues from operations increased 9% to $14.9 million in the first six months of 1996 from $13.7 million in the comparable 1995 period.

Other Expense

Other expense totaled $97.9 million in the second quarter of 1996, compared with $90.3 million in the second quarter of 1995 and $96.3 million in the first quarter of 1996. Through the first six months of 1996, other expense totaled $194.2 million or 8% higher than the $179.8 million in the comparable 1995 period.

         Salaries and employee benefits expense was $49.1 million in the recent quarter, 11% higher than the corresponding 1995 quarter but 6% lower than the first quarter of 1996. For the first half of 1996, salaries and employee benefits expense increased 12% to $101.3 million from $90.4 million in the comparable 1995 period. Factors contributing to the higher expenses over the prior year periods were merit salary increases, commission compensation, and the expansion of subsidiaries providing residential mortgage banking services, indirect automobile loans and sales of mutual funds and annuities.

         Nonpersonnel expenses totaled $48.8 million in the second quarter of 1996, up $2.7 million from the second quarter of 1995 and $4.6 million from the first quarter of 1996. Such expenses were $93.0 million during the first six months of 1996, up 4% from $89.4 million during the corresponding 1995 period. The increases from the comparable 1995 periods were the result of higher expenses associated with the expansion of businesses providing mortgage banking services, indirect automobile loans, credit cards and the sale of mutual funds and annuities, as well as general expense increases, largely offset by lower deposit insurance expense. The increase in nonpersonnel expense from the first quarter of 1996 was due, in part, to the credit card business expansion.

         The decline in deposit insurance expense in 1996 compared with the prior year reflects the substantial elimination by the Federal Deposit Insurance Corporation ("FDIC") as of January 1, 1996 of deposit insurance premiums payable to the Bank Insurance Fund ("BIF") by the strongest BIF-insured institutions. Although First Empire's banking subsidiaries are BIF-insured institutions, the Company has approximately $1.4 billion of deposits obtained in so-called "Oakar" acquisitions for which deposit insurance premiums are paid to the Savings Association Insurance Fund ("SAIF") of the FDIC. Unlike BIF-insured deposits, the FDIC has not reduced its assessment rates for SAIF-insured deposits, which currently range between $.23 and $.31 per $100 of assessable deposits. Furthermore, the U.S. Congress and the executive branch of the Federal government have considered and continue to study various proposals to recapitalize the SAIF. Many of these proposals have contemplated special assessments on thrifts and banks, and recent proposals have called for the participation of additional parties. Congress previously passed a SAIF recapitalization plan that would have required a one-time special assessment on the Oakar deposits of thrifts and banks, but the legislation was vetoed after being attached to a balanced budget bill. Although it is not possible at this time to predict the form or timing of any legislation that may be enacted to recapitalize the SAIF, management believes that some form of legislation will ultimately be passed that includes an assessment of the Oakar deposits of BIF-insured institutions.

Capital

Total stockholders' equity at June 30, 1996 was $861.0 million or 6.86% of total assets, compared with $794.0 million or 6.83% of total assets a year earlier and $846.3 million or 7.08% of total assets at December 31, 1995. Common stockholders' equity also totaled $861.0 million at June 30, 1996, up from $754.0 million a year earlier and $806.3 million at December 31, 1995. As previously noted, all shares of the Company's 9% convertible preferred stock were converted on March 29, 1996 into 506,930 shares of common stock at a conversion price of $78.90625 per share. On a per share basis, common stockholders' equity was $126.70 at June 30, 1996, compared with $116.05 at June 30, 1995 and $125.33 at December 31, 1995.

         Stockholders' equity at June 30, 1996 reflected a reduction of $13.6 million, or $2.01 per common share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale, compared with reductions of $6.4 million or $.99 per common share at June 30, 1995 and $3.2 million or $.49 per common share at December 31, 1995. Such unrealized losses represent the amount by which amortized cost exceeded the fair value of investment securities classified as available for sale, net of applicable income taxes. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

         Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of total risk-adjusted assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. The capital ratios of the Company and its banking subsidiaries, Manufacturers and Traders Trust Company ("M&T Bank"), The East New York Savings Bank ("East New York") and M&T Bank, N.A., as of June 30, 1996 are presented in the accompanying table.


REGULATORY CAPITAL RATIOS
June 30, 1996

                  First Empire       M&T       East         M&T
                 (Consolidated)     Bank     New York     Bank, N.A.
                 --------------    ------    --------     ----------
Core capital         8.45%          7.57%     11.57%       10.34%
Total capital       11.46%         10.85%     12.83%       11.61%
Leverage             6.82%          6.17%      7.19%        9.66%

         The Company has historically maintained capital ratios well in excess of minimum regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders' equity, was 15.93% and 15.27% during the three and six month periods ended June 30, 1996, respectively, compared with 13.95% and 13.14% during the comparable periods of 1995.

         In November 1995, First Empire announced a plan to repurchase and hold as treasury stock up to 380,582 shares of common stock for reissuance upon the possible future exercise of outstanding stock options. As of June 30, 1996, First Empire had repurchased 200,983 common shares pursuant to such plan at an average cost of $229.54 per share.

- -----------------------------------------------------------------------------------------------------------------------------------
                                   FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL HIGHLIGHTS
                                                               Three months ended June 30             Six months ended June 30
Amounts in thousands, except per share                           1996          1995      Change          1996        1995    Change
- -----------------------------------------------------------------------------------------------------------------------------------
For the period
- -----------------------------------------------------------------------------------------------------------------------------------
                   Net income                                 $38,659        31,454        + 23%      $74,812      58,622      + 28%
                   Per common share
                     Net income
                       Primary                                  $5.36          4.51        + 19        $10.56        8.36      + 26
                       Fully diluted                             5.36          4.31        + 24         10.32        7.99      + 29
                     Cash dividends                               .70           .60        + 17          1.40        1.20      + 17
                   Average common shares outstanding
                     Primary                                    7,212         6,768        +  7         6,995       6,794      +  3
                     Fully diluted                              7,216         7,293        -  1         7,245       7,338      -  1
                   Annualized return on
                     Average total assets                        1.25%         1.10%                     1.22%       1.07%
                     Average common stockholders' equity        18.18%        16.87%                    17.85%      16.10%
                   Market price per common share
                     Closing                                  $241.00        171.50        + 41       $241.00      171.50      + 41
                     High                                      247.00        172.50                    247.75      172.50
                     Low                                       232.00        159.00                    209.00      136.50
- -----------------------------------------------------------------------------------------------------------------------------------
At June 30
- -----------------------------------------------------------------------------------------------------------------------------------
                   Loans and leases,
                     net of unearned discount             $10,129,170     8,880,971        + 14%
                   Total assets                            12,542,357    11,629,620        +  8
                   Total deposits                          10,192,683     8,865,871        + 15
                   Total stockholders' equity                 861,023       793,958        +  8
                   Stockholders' equity per common share      $126.70        116.05        +  9
- -----------------------------------------------------------------------------------------------------------------------------------


- ------------------------------------------------------------------------------------------------------------------------------------
                                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

                                              1996 Second Quarter            1996 First Quarter            1995 Fourth Quarter
Average balance in millions;              Average            Average     Average            Average     Average            Average
interest in thousands                     balance  Interest     rate     balance  Interest     rate     balance   Interest    rate
- ------------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of
 unearned discount*
  Commercial, financial, etc.            $ 2,032   $ 41,682    8.25%       1,995    40,538     8.17%      1,900     40,747     8.51%
  Real estate                              5,846    126,747    8.67        5,672   124,924     8.81       5,562    123,158     8.86
  Consumer                                 2,119     49,160    9.33        2,005    48,285     9.68       1,922     46,222     9.54
- ------------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net            9,997    217,589    8.75        9,672   213,747     8.89       9,384    210,127     8.88
- ------------------------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks          18        266    6.14           62     1,031     6.68         126      2,331     7.37
  Federal funds sold and agreements
    to resell securities                      58        779    5.38          102     1,403     5.53          26        391     5.93
  Trading account                             32        264    3.33           29       306     4.34          20        175     3.43
- ------------------------------------------------------------------------------------------------------------------------------------
    Total money-market assets                108      1,309    4.89          193     2,740     5.73         172      2,897     6.68
- ------------------------------------------------------------------------------------------------------------------------------------
Investment securities**
  U.S. Treasury and federal agencies       1,324     20,248    6.15        1,173    17,987     6.17       1,192     18,387     6.12
  Obligations of states and political
    subdivisions                              41        668    6.50           36       617     6.85          40        698     7.00
  Other                                      574      8,859    6.21          621     9,623     6.23         666     10,595     6.31
- ------------------------------------------------------------------------------------------------------------------------------------
    Total investment securities            1,939     29,775    6.17        1,830    28,227     6.20       1,898     29,680     6.20
- ------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                  12,044    248,673    8.30       11,695   244,714     8.42      11,454    242,704     8.41
- ------------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses        (269)                           (266)                          (263)
Cash and due from banks                      331                             335                            339
Other assets                                 380                             377                            368
- ------------------------------------------------------------------------------------------------------------------------------------
    Total assets                         $12,486                          12,141                         11,898
- ------------------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                           $   760      2,642    1.40          759     2,773     1.47         767      3,060     1.58
  Savings deposits                         2,872     20,673    2.90        2,803    20,521     2.94       2,831     21,610     3.03
  Time deposits                            5,026     68,920    5.51        4,642    65,456     5.67       4,541     67,358     5.88
  Deposits at foreign office                 273      3,534    5.20          166     2,129     5.16         136      1,815     5.31
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        8,931     95,769    4.31        8,370    90,879     4.37       8,275     93,843     4.50
- ------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                      1,243     15,657    5.07        1,484    19,689     5.34       1,305     19,216     5.84
Long-term borrowings                         190      3,570    7.55          192     3,617     7.57         196      3,667     7.43
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities    10,364    114,996    4.46       10,046   114,185     4.57       9,776    116,726     4.74
- ------------------------------------------------------------------------------------------------------------------------------------
Demand deposits                            1,138                           1,126                          1,148
Other liabilities                            129                             120                            149
- ------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                     11,631                          11,292                         11,073
- ------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                         855                             849                            825
- ------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity               $12,486                          12,141                         11,898
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                            3.84                            3.85                            3.67
Contribution of interest-free funds                             .62                             .64                             .69
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on
  earning assets                                   $133,677    4.46%               130,529     4.49%               125,978     4.36%
- ------------------------------------------------------------------------------------------------------------------------------------

*Includes nonaccrual loans.
**Includes available for sale securities at amortized cost.

- ------------------------------------------------------------------------------------------------------------------------------------
                                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

                                                                  1995 Third Quarter                      1995 Second Quarter
                                                           Average                  Average        Average                   Average
Average balance in millions; interest in thousands         balance      Interest       rate        balance      Interest        rate
- ------------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                              $ 1,838     $ 39,821        8.59%         1,805        39,410       8.76%
  Real estate                                                5,401      120,430        8.92          5,187       116,067       8.95
  Consumer                                                   1,799       44,029        9.71          1,690        41,110       9.75
- ------------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                              9,038      204,280        8.97          8,682       196,587       9.08
- ------------------------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                           126        2,331        7.37            121         2,225       7.39
  Federal funds sold and agreements
    to resell securities                                        12          189        6.05            139         2,227       6.44
  Trading account                                               49          600        4.90             29           371       5.02
- ------------------------------------------------------------------------------------------------------------------------------------
    Total money-market assets                                  187        3,120        6.64            289         4,823       6.69
- ------------------------------------------------------------------------------------------------------------------------------------
Investment securities**
  U.S. Treasury and federal agencies                         1,336       20,532        6.10          1,340        19,658       5.88
  Obligations of states and political subdivisions              46          809        6.96             57           965       6.84
  Other                                                        797       12,633        6.29            740        10,435       5.65
- ------------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                              2,179       33,974        6.18          2,137        31,058       5.83
- ------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                                    11,404      241,374        8.40         11,108       232,468       8.39
- ------------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                          (256)                                   (251)
Cash and due from banks                                        336                                     317
Other assets                                                   364                                     332
- ------------------------------------------------------------------------------------------------------------------------------------
    Total assets                                           $11,848                                  11,506
- ------------------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                             $   784        3,129        1.58            760         2,948       1.55
  Savings deposits                                           2,869       21,770        3.01          2,950        21,920       2.98
  Time deposits                                              4,119       60,943        5.87          4,075        60,008       5.91
  Deposits at foreign office                                    96        1,297        5.36            117         1,504       5.16
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                          7,868       87,139        4.39          7,902        86,380       4.38
- ------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                        1,719       25,559        5.90          1,588        23,787       6.01
Long-term borrowings                                           194        3,631        7.42             96         1,929       8.04
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                       9,781      116,329        4.72          9,586       112,096       4.69
- ------------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                              1,143                                   1,043
Other liabilities                                              123                                     111
- ------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                       11,047                                  10,740
- ------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                           801                                     766
- ------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity             $11,848                                  11,506
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                    3.68                                    3.70
Contribution of interest-free funds                                                     .67                                     .65
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                           $125,045        4.35%                     120,372       4.35%
- ------------------------------------------------------------------------------------------------------------------------------------

*Includes nonaccrual loans.
**Includes available for sale securities at amortized cost.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         A number of lawsuits were pending against First Empire and its subsidiaries at June 30, 1996. In the opinion of management, the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated financial condition. Moreover, management believes that First Empire and its subsidiaries have substantial defenses in such litigation, but that there can be no assurance that the potential liabilities, if any, arising from such litigation will not have a materially adverse impact on the Company's consolidated results of operations in the future.

Item 2. Changes in Securities.
        (Not applicable.)

Item 3. Defaults Upon Senior Securities.
        (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

         Information concerning the matters submitted to a vote of stockholders at First Empire's Annual Meeting of Stockholders held on April 16, 1996 was previously reported in response to Item 4 of Part II of First Empire's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

Item 5. Other Information.

         On June 6, 1996, Robert E. Sadler, Jr., an Executive Vice President of First Empire, was promoted to President of M&T Bank, First Empire's principal banking subsidiary. In his new position, Mr. Sadler will be responsible for the banking activities of each of First Empire's bank subsidiaries. Mr. Sadler was also elected a director of M&T Bank on July 16, 1996.

         Also on June 6, 1996, M&T Bank promoted John L. Pett to the position of Executive Vice President of M&T Bank, and Michael P. Pinto was promoted to the position of Executive Vice President and Chief Financial Officer of M&T Bank. Mr. Pett is Senior Vice President and Chief Credit Officer of First Empire, and he will continue as the Chief Credit Officer of M&T Bank. Mr. Pinto is also Senior Vice President and Controller of First Empire. Mr. Pinto replaces James L. Vardon as Chief Financial Officer of M&T Bank, who retired from First Empire and its subsidiaries on July 21, 1996.

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

                                                  FIRST EMPIRE STATE CORPORATION

Date: August 12, 1996                         By: /s/ Michael P. Pinto
                                                  --------------------

                                                  Michael P. Pinto
                                                  Senior Vice President
                                                  and Controller

                                  EXHIBIT INDEX

Exhibit
  No.
- -------
  11   Statement re:  Computation of Earnings Per Common Share.  Filed herewith.

  27   Financial Data Schedule.  Filed herewith.