Form 10-K
period 1996-12-31
FIRST EMPIRE STATE CORP
filed 1997-03-18
CIK 36270

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1996
                                          or
            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

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

        8.234% Capital Securities of First Empire Capital Trust I
     (and the Guarantee of First Empire State Corporation with respect thereto)
                                   (Title of class)
                     8.234% Junior Subordinated Debentures of
                           First Empire State Corporation
                                   (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                           ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the Common Stock, $5 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on March 3, 1997: $1,539,636,841.

Number of shares of the Common Stock, $5 par value, outstanding as of the close of business on March 3, 1997: 6,690,722 shares.

                  Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders of First Empire State Corporation in Part III.

                            FIRST EMPIRE STATE CORPORATION

                                      FORM 10-K

                         For the year ended December 31, 1996

CROSS-REFERENCE SHEET

                                                                          Form
                                                                          10-K
PART I                                                                    Page

Item 1.  Business                                                            5

Statistical disclosure pursuant to Guide 3

I. Distribution of assets, liabilities, and stockholders' equity; interest rates and interest differential

       A.   Average balance sheets                                       43-44
       B.   Interest income/expense and resulting yield or rate
            on average interest-earning assets (including non-
            accrual loans) and interest-bearing liabilities              43-44
       C.   Rate/volume variances                                           19

II.    Investment portfolio

       A.   Year-end balances                                               16
       B.   Maturity schedule and weighted average yield                    51
       C.   Aggregate carrying value of securities that exceed ten
            percent of stockholders' equity                                 65

III.   Loan portfolio

       A.   Year-end balances                                            16,67
       B.   Maturities and sensitivities to changes in interest rates       49
       C.   Risk elements
            Nonaccrual, past-due and renegotiated loans                     48
            Actual and pro forma interest on certain loans                  67
            Nonaccrual policy                                               60
            Loan concentrations                                             29

IV.    Summary of loan loss experience

       A.   Charge-offs and recoveries                                      46
            Factors influencing management's judgment concerning
            the adequacy of the allowance and provision                     60
       B.   Allocation of allowance for loan losses                         47

V.     Deposits

       A.   Average balances and rates                                   43-44
       B.   Maturity schedule of domestic time deposits with
            balances of $100,000 or more                                    50

VI.    Return on equity and assets, etc.                              18,24,33


                            FIRST EMPIRE STATE CORPORATION

                                      FORM 10-K

                         For the year ended December 31, 1996

CROSS-REFERENCE SHEET--continued                                          Form
                                                                          10-K
                                                                          Page

PART I, continued

Item  1. Business, continued

VII.   Short-term borrowings                                             70-71

Item  2. Properties                                                   20,68-69

Item  3. Legal Proceedings                                                  20

Item  4. Submission of Matters to a Vote of Security Holders                20

         Executive Officers of the Registrant                            21-22

PART II

Item  5. Market for Registrant's Common Equity and Related
         Stockholder Matters                                                23

      A.  Principal market                                                  23
          Market prices                                                  37-38

      B.  Approximate number of holders at year-end                         16

      C.  Frequency and amount of dividends declared                        38

      D.  Restrictions on dividends                                      10,85

Item  6. Selected Financial Data

      A.  Selected consolidated year-end balances                           16

      B.  Consolidated earnings, etc.                                    17-18

Item  7. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   23-52

Item  8. Financial Statements and Supplementary Data

      A.  Report of Independent Accountants                                 54

      B.  Consolidated Balance Sheet -
          December 31, 1996 and 1995                                        55

                            FIRST EMPIRE STATE CORPORATION

                                      FORM 10-K

                         For the year ended December 31, 1996

CROSS-REFERENCE SHEET--continued                                          Form
                                                                          10-K
                                                                          Page

PART II, continued

Item 8, continued

       C.   Consolidated Statement of Income -
            Years ended December 31, 1996, 1995 and 1994                    56

       D.   Consolidated Statement of Cash Flows -
            Years ended December 31, 1996, 1995 and 1994                    57

       E.   Consolidated Statement of Changes in
            Stockholders' Equity - Years ended December 31,
            1996, 1995 and 1994                                             58

       F.   Notes to Financial Statements                                59-88

       G.   Quarterly Trends                                                38

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                             89

PART III

Item 10. Directors and Executive Officers of the
         Registrant                                                         89

Item 11. Executive Compensation                                             89

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                              89

Item 13. Certain Relationships and Related Transactions                     89

PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                                90

         Signatures                                                      91-93

Exhibit Index                                                            94-95

                                PART I

Item 1.  Business.
         ---------

First Empire State Corporation ("Registrant" or "First Empire") is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA") and under Article III-A of the New York Banking Law ("Banking Law"). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14240. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the "Company". As of December 31, 1996, the Company had consolidated total assets of $12.9 billion, deposits of $10.5 billion and stockholders' equity of $906 million. The Company had 4,407 full-time and 773 part-time employees as of December 31, 1996.

At December 31, 1996, the Registrant had three wholly owned bank subsidiaries: Manufacturers and Traders Trust Company ("M&T Bank"), The East New York Savings Bank ("East New York") and M&T Bank, National Association ("M&T Bank, N.A."). Collectively, the banks offer a wide range of commercial banking, trust and investment services to their customers. The Registrant currently is in the process of merging M&T Bank and East New York, and it is anticipated that the merger will be completed during the first half of 1997. At December 31, M&T Bank represented 86% of consolidated assets of the Company and, after giving effect to the merger of M&T Bank and East New York, would represent 97% of the consolidated total assets of the Company.

The Company from time to time considers acquiring banks, thrift institutions, branch offices or other businesses within markets currently served or in other nearby markets. The Company has pursued acquisition opportunities in the past, currently continues to actively review different opportunities, including the possibility of major acquisitions, and intends to continue this practice.


                                Subsidiaries
                                ------------

M&T Bank is a banking corporation which is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System, the FDIC and the Federal Home Loan Bank System. First Empire acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of First Empire. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14240. As of December 31, 1996, M&T Bank had 161 banking offices located throughout New York State plus a branch in Nassau, The Bahamas. As of December 31, 1996, M&T Bank had consolidated total assets of $11.1 billion, deposits of $8.3 billion and stockholder's equity of $687 million. The deposit liabilities of M&T Bank are insured by the FDIC through either its Bank Insurance Fund ("BIF") or its Savings Association Insurance Fund ("SAIF"). Of M&T Bank's $8.2 billion in assessable deposits at December 31, 1996, 86% were assessed as BIF-insured and the remainder as SAIF-insured deposits. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State and on New York-based small and medium-size businesses, however certain of M&T Bank's subsidiaries conduct lending activities in markets outside of New York State. M&T Bank also provides other financial services through its operating subsidiaries.

East New York was acquired by First Empire in December 1987. East New York, originally organized in 1868, is a New York-chartered capital stock savings bank and a member of the FDIC and of the Federal Home Loan Bank System. The deposit liabilities of East New York are insured by the FDIC through the BIF. The stock of East New York represents a major asset of First Empire. The principal executive offices of East New York are located at 2644 Atlantic Avenue, Brooklyn, New York 11207. Its banking business is conducted from 14 banking offices located in New York City and Nassau County, Long Island. As of December 31, 1996, East New York had consolidated total assets of $2.0 billion, deposits of $1.8 billion and stockholder's equity of $149 million. East New York takes deposits from, and offers other banking services to, a diverse base of customers located in its markets. East New York concentrates on marketing on behalf of the Company commercial mortgage loans that are secured by income producing properties that are primarily located throughout the metropolitan New York City area, especially apartment buildings and cooperative apartments.

M&T Bank, N.A., a national bank and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the BIF. The main office of M&T Bank, N.A. is located at 54 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, primarily through direct mail and telephone marketing techniques. As of December 31, 1996, M&T Bank, N.A. had total assets of $510 million, deposits of $468 million and stockholder's equity of $34 million.

M&T Capital Corporation ("M&T Capital"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in January 1968. M&T Capital is a federally-licensed small business investment company operating under the provisions of the Small Business Investment Act of 1958, as amended ("SBIA"). M&T Capital provides equity capital and long-term credit to "small-business concerns", as defined by the SBIA. M&T Capital had assets of $5 million and stockholder's equity of $4 million as of December 31, 1996, and recorded approximately $1.8 million of revenues in 1996. The headquarters of M&T Capital are located at One M&T Plaza, Buffalo, New York 14240.

M&T Credit Corporation ("M&T Credit"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in April 1994. M&T Credit is a consumer credit company with headquarters at One M&T Plaza, Buffalo, New York 14240, and offices in Pennsylvania. As of December 31, 1996, M&T Credit had assets of $289 million and stockholder's equity of $0.8 million. M&T Credit recorded $17.1 million of revenues during 1996.

M&T Mortgage, the wholly owned mortgage banking subsidiary of M&T Bank, was incorporated as a New York business corporation in November 1991. M&T Mortgage's principal activities are comprised of the origination of residential mortgage loans and providing residential mortgage loan servicing to M&T Bank, East New York, M&T, N.A. and others. M&T Mortgage operates throughout New York State, and also maintains branch offices in Arizona, Colorado, Massachusetts, Ohio, Oregon, Utah and Washington. M&T Mortgage had assets of $334 million and stockholder's equity of $88 million as of December 31, 1996, and recorded approximately $73.6 million of revenues during 1996. Residential mortgage loans serviced by M&T Mortgage for non-affiliates totaled $5.8 billion at December 31, 1996. The headquarters of M&T Mortgage are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Financial Corporation ("M&T Financial"), a New York business corporation, is a wholly owned subsidiary of M&T Bank which specializes in capital-equipment leasing. M&T Financial was formed in October 1985, had assets of $81 million and stockholder's equity of $16 million as of December 31, 1996, and recorded approximately $0.7 million of revenues in 1996. The headquarters of M&T Financial are located at One M&T Plaza, Buffalo, New York 14240.

M&T Real Estate, Inc.("M&T Real Estate"), is a subsidiary of M&T Bank which was incorporated as a New York business corporation in August 1995. M&T Bank owns all of the outstanding common and 87.3% of the preferred stock of M&T Real Estate. The remaining 12.7% of M&T Real Estate's preferred stock is owned by officers or former officers of the Company. M&T Real Estate engages in commercial real estate lending and servicing activities. As of December 31, 1996, M&T Real Estate had assets and stockholder's equity of $3.5 billion. M&T Real Estate recorded $299 million of revenues in 1996. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Securities, Inc. ("M&T Securities") is a wholly owned subsidiary of M&T Bank which was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended, and is licensed as an insurance agent under the New York State Insurance Law. It provides securities brokerage and investment advisory services. As of December 31, 1996, M&T Securities had assets of $6 million and stockholder's equity of $.3 million. M&T Securities recorded $15 million of revenues during 1996. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14240.

Highland Lease Corporation ("Highland Lease"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in October 1994. Highland Lease is a consumer leasing company with headquarters at One M&T Plaza, Buffalo, New York 14240. As of December 31, 1996, Highland Lease had assets of $147 million and stockholder's equity of $8 million. Highland Lease recorded $10 million of revenues during 1996.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries represented, individually and collectively, an insignificant portion of the Company's consolidated assets, net income and stockholders' equity at December 31, 1996.

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

                        Dividends from Bank Subsidiaries
                        --------------------------------

M&T Bank, East New York and M&T Bank, N.A. are subject, under one or more of the banking laws, to restrictions on the amount and frequency (no more often than quarterly) of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 19 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data," and to other statutory powers of bank regulatory agencies.

Under FDICIA, an insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards discussed below.

                              Capital Adequacy
                              ----------------

The Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency ("OCC") have adopted risk-based capital adequacy guidelines for bank holding companies and banks under their supervision. Under the guidelines the so-called "Tier 1 capital" and "Total capital" as a percentage of risk-weighted assets and certain off-balance sheet instruments must be at least 4% and 8%, respectively.

The Federal Reserve Board, the FDIC and the OCC have also imposed a leverage standard to supplement their risk-based ratios. This leverage standard focuses on a banking institution's ratio of Tier 1 capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4 to 5%.

As reflected in the following table, the risk-based capital ratios and leverage ratios of the Registrant, M&T Bank, East New York and M&T Bank, N.A. as of December 31, 1996 exceeded the required capital ratios for classification as "well capitalized," the highest classification under the regulatory capital guidelines.

                  Capital Components and Ratios at December 31, 1996
                                (dollars in millions)

                             Registrant                                M&T Bank
                           (Consolidated)    M&T Bank   East New York     N.A.
                           -------------     --------   -------------  --------
Capital Components
 Tier 1 capital             $   889          $  673      $  149          $ 34
 Total capital                1,198             966         164            37

Risk-weighted assets
and off-balance sheet
instruments                 $10,590          $9,301      $1,192          $222

Risk-based Capital Ratio
 Tier 1 capital                8.40%           7.24%      12.50%        15.23%
 Total capital                11.32           10.39       13.76         16.49

Leverage Ratio                 6.99            6.22        7.47          6.59

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

On December 8, 1994, the Federal Reserve Board amended its risk-based capital guidelines effective December 31, 1994, directing institutions to generally not include in regulatory capital the "net unrealized holding gains (losses) on securities available for sale", determined pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," when preparing financial statements in accordance with generally accepted accounting principles. Net unrealized losses on marketable equity securities (i.e., equity securities with readily determinable fair values), however, continue to be deducted from Tier 1 capital. This rule has the general effect of valuing available for sale securities at amortized cost (i.e., based on historical cost), rather than at fair value (i.e., generally at market value), for purposes of calculating the risk-based and leverage ratios.

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

On August 2, 1995, the federal banking agencies issued final rules under which exposure to interest rate risk will be measured as the effect that a change in interest rates would have on the net economic value of a bank. This economic perspective considers the effect that changing interest rates may have on the value of a bank's assets, liabilities and off-balance sheet positions. Exposure estimates collected through a new proposed supervisory measurement process, a bank's historical financial performance, and it's earnings exposure to interest rate movements will be quantitative factors used by examiners to determine the adequacy of a bank's capital for interest rate risk. Examiners will also consider qualitative factors, including the adequacy of a bank's internal interest rate risk management. As a result, the final supervisory judgement on a bank's capital adequacy may differ significantly from conclusions that might be drawn solely from the level of the bank's risk-based capital ratio.

Bank regulators periodically propose amendments to the risk-based capital guidelines and related regulatory framework. While the Company's management studies such proposals, the timing of adoption, ultimate form and effect of such proposed amendments on the Company's capital requirements and operations cannot be predicted.

FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and
(iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank holding company or bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank holding company or bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C)"critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The Federal Reserve Board may reclassify a "well capitalized" bank holding company or bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. First Empire, M&T Bank, East New York and M&T Bank, N.A. currently meet the definition of "well capitalized" institutions.

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

FDICIA also contains a variety of other provisions that may affect the operations of the Company, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, limitations on the amount of capitalized mortgage servicing rights and purchased credit card relationships includable in Tier 1 capital, and the requirement that a depository institution give prior notice to customers and regulatory authorities before closing any branch. FDICIA also contains a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not "well capitalized" or are "adequately capitalized" and have not received a waiver from the FDIC.

                          FDIC Deposit Insurance Assessments
                          ----------------------------------

As institutions with deposits insured by the BIF and the SAIF, M&T Bank, East New York and M&T Bank, N.A. are subject to FDIC deposit insurance assessments. Under current law the regular insurance assessments to be paid by BIF-insured and SAIF-insured institutions are specified in schedules issued by the FDIC that specify, at semiannual intervals, target reserve ratios designed to maintain the reserve ratios of each of those insurance funds at 1.25% of their estimated insured deposits. The FDIC is also authorized to impose one or more special assessments.

The FDIC has implemented a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on the institution's capital classification under the prompt corrective action provisions described above, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The adjusted assessment rates for both BIF-insured and SAIF-insured institutions under the current system range from .00% to .31% depending upon the assessment category into which the insured institution is placed. None of the Company's banking subsidiaries paid regular insurance assessments to the FDIC in 1996. However, the FDIC retains the ability to increase regular BIF and SAIF assessments and to levy special additional assessments.

On September 30, 1996, President Clinton signed into law legislation that required the FDIC to impose a one-time special assessment to recapitalize the SAIF and increase its reserve ratio to 1.25% of estimated insured deposits. As a result, for the quarter ended September 30, 1996, the Company recorded a pre-tax charge of $7.0 million for this assessment that was related to the SAIF-insured deposits of M&T Bank.

In addition to deposit insurance fund assessments, in 1997 the FDIC will assess BIF-assessable and SAIF-assessable deposits to fund the repayment of debt obligations of the Financing Corporation ("FICO"). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. Under the September 1996 legislation, the FDIC is required to set FICO assessments for BIF-assessable deposits at one-fifth the amount for SAIF-assessable deposits. The current annualized rates established by the FDIC for BIF-assessable and SAIF-assessable deposits are 1.30 basis points and 6.48 basis points, respectively.

Any significant increases in assessment rates or additional special assessments by the FDIC could have an adverse impact on the results of operations and capital of M&T Bank, East New York or M&T Bank, N.A.

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

    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                                           Item 1, Table 1
SELECTED CONSOLIDATED YEAR-END BALANCES


DOLLARS IN THOUSANDS                              1996          1995          1994          1993         1992
--------------------------------------------  ------------  ------------  ------------  ------------  ----------
Money-market assets
 Interest-bearing deposits at banks.........  $     47,325       125,500           143        55,044     110,041
 Federal funds sold and resell agreements...       125,326         1,000         3,080       329,429     312,461
 Trading account............................        37,317         9,709         5,438         9,815      53,515
                                              ------------  ------------  ------------  ------------  ----------
  Total money-market assets.................       209,968       136,209         8,661       394,288     476,017
                                              ------------  ------------  ------------  ------------  ----------
Investment securities
 U.S. Treasury and federal agencies.........     1,023,038     1,087,005       999,407     1,387,395     916,621
 Obligations of states and political
  subdivisions..............................        41,445        35,250        55,787        49,230      53,789
 Other......................................       507,215       647,040       735,846       992,527     750,154
                                              ------------  ------------  ------------  ------------  ----------
  Total investment securities...............     1,571,698     1,769,295     1,791,040     2,429,152   1,720,564
Loans and leases
 Commercial, financial, leasing, etc........     2,206,282     2,013,937     1,680,415     1,510,205   1,478,555
 Real estate--construction..................        90,563        77,604        53,535        51,384      35,831
 Real estate--mortgage......................     6,199,931     5,648,590     5,046,937     4,540,177   4,422,730
 Consumer...................................     2,623,445     2,133,592     1,666,230     1,337,293   1,211,401
                                              ------------  ------------  ------------  ------------  ----------
  Total loans and leases....................    11,120,221     9,873,723     8,447,117     7,439,059   7,148,517
 Unearned discount..........................      (398,098)     (317,874)     (229,824)     (177,960)   (164,713)
 Allowance for possible credit losses.......      (270,466)     (262,344)     (243,332)     (195,878)   (151,690)
                                              ------------  ------------  ------------  ------------  ----------
  Loans and leases, net.....................    10,451,657     9,293,505     7,973,961     7,065,221   6,832,114
Other real estate owned.....................         8,523         7,295        10,065        12,222      16,694
Total assets................................    12,943,915    11,955,902    10,528,644    10,364,958   9,587,931
                                              ------------  ------------  ------------  ------------  ----------
                                              ------------  ------------  ------------  ------------  ----------
Demand deposits.............................     1,352,929     1,184,359     1,087,102     1,052,258   1,078,690
NOW accounts................................       334,787       768,559       748,199       764,690     770,618
Savings deposits............................     3,280,788     2,765,301     3,098,438     3,364,983   3,573,717
Time deposits...............................     5,352,749     4,596,053     3,106,723     1,982,272   2,536,309
Deposits at foreign office..................       193,236       155,303       202,611       189,058     117,776
                                              ------------  ------------  ------------  ------------  ----------
  Total deposits............................    10,514,489     9,469,575     8,243,073     7,353,261   8,077,110
Short-term borrowings.......................     1,150,187     1,273,206     1,364,850     2,101,667     692,691
Long-term borrowings........................       178,002       192,791        96,187        75,590      75,685
Total liabilities...........................    12,038,256    11,109,649     9,807,648     9,640,964   8,961,136
                                              ------------  ------------  ------------  ------------  ----------
Stockholders' equity........................       905,659       846,253       720,996       723,994     626,795
                                              ------------  ------------  ------------  ------------  ----------
                                              ------------  ------------  ------------  ------------  ----------


STOCKHOLDERS, EMPLOYEES AND OFFICES

NUMBER AT YEAR-END                                           1996       1995       1994       1993       1992
---------------------------------------------------------  ---------  ---------  ---------  ---------  --------
Stockholders.............................................    3,654      3,787      3,981      3,985      4,157
Employees................................................    5,180      4,889      4,505      4,400      4,275
Banking offices..........................................      202        181        168        145        151
                                                           -------    -------    -------    -------    -------
                                                           -------    -------    -------    -------    -------

                         FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                                                                Item 1, Table 2
CONSOLIDATED EARNINGS

DOLLARS IN THOUSANDS                                           1996       1995       1994       1993       1992
----------------------------------------------------------  ----------  ---------  ---------  ---------  ---------
Interest income
Loans and leases, including fees..........................  $  881,002    794,181    633,077    608,473    602,932
Money-market assets
 Deposits at banks........................................       2,413      8,181      2,212      6,740      1,083
 Federal funds sold and resell agreements.................       2,985      3,007      4,751     20,403     18,100
 Trading account..........................................         980      1,234        361      1,242      2,927
Investment securities
 Fully taxable............................................     107,415    118,791    104,185    101,187    125,529
 Exempt from federal taxes................................       2,637      2,760      2,760      2,584      5,906
                                                            ----------    -------    -------    -------    -------
  Total interest income...................................     997,432    928,154    747,346    740,629    756,477
                                                            ----------    -------    -------    -------    -------
Interest expense
NOW accounts..............................................       9,430     11,902     11,286     13,113     16,544
Savings deposits..........................................      84,822     87,612     84,804     90,392    110,142
Time deposits.............................................     286,088    239,882     97,067     98,508    153,588
Deposits at foreign office................................      12,399      6,952      5,894      3,243      4,348
Short-term borrowings.....................................      59,442     84,225     73,868     58,459     38,386
Long-term borrowings......................................      14,227     11,157      6,287      6,158        590
                                                            ----------  ---------  ---------  ---------  ---------
  Total interest expense..................................     466,408    441,730    279,206    269,873    323,598
                                                            ----------  ---------  ---------  ---------  ---------
Net interest income.......................................     531,024    486,424    468,140    470,756    432,879
Provision for possible credit losses......................      43,325     40,350     60,536     79,958     84,989
                                                            ----------  ---------  ---------  ---------  ---------
Net interest income after provision for possible credit
  losses..................................................     487,699    446,074    407,604    390,798    347,890
                                                            ----------  ---------  ---------  ---------  ---------
Other income
Mortgage banking revenues.................................      44,484     37,142     16,002     12,776     10,943
Service charges on deposit accounts.......................      40,659     38,290     35,016     32,291     28,372
Trust income..............................................      27,672     25,477     22,574     23,865     16,905
Merchant discount and other credit card fees..............      18,266     10,675      8,705      7,932      6,728
Trading account and foreign exchange gains................       2,421      2,783        738      3,518      5,391
Gain (loss) on sales of bank investment securities........         (37)     4,479        128        870     28,050
Gain on sales of venture capital investments..............       3,175      2,619        802      2,896      3,230
Other revenues from operations............................      33,608     28,073     39,774     26,396     26,607
                                                            ----------  ---------  ---------  ---------  ---------
  Total other income......................................     170,248    149,538    123,739    110,544    126,226
                                                            ----------  ---------  ---------  ---------  ---------
Other expense
Salaries and employee benefits............................     208,342    188,222    161,221    154,340    130,751
Equipment and net occupancy...............................      51,346     50,526     49,132     47,823     41,659
Printing, postage and supplies............................      15,167     14,442     13,516     13,021     13,111
Deposit insurance.........................................       9,337     14,675     16,442     17,684     17,783
Other costs of operations.................................     124,786    106,574     96,551     94,951    108,034
                                                            ----------  ---------  ---------  ---------  ---------
  Total other expense.....................................     408,978    374,439    336,862    327,819    311,338
                                                            ----------  ---------  ---------  ---------  ---------
Income before income taxes................................     248,969    221,173    194,481    173,523    162,778
Income taxes..............................................      97,866     90,137     77,186     71,531     64,841
                                                            ----------  ---------  ---------  ---------  ---------
Net income................................................  $  151,103    131,036    117,295    101,992     97,937
                                                            ----------  ---------  ---------  ---------  ---------
Dividends declared
 Common...................................................  $   18,617     16,224     14,743     13,054     10,780
 Preferred................................................         900      3,600      3,600      3,600      3,600
                                                            ----------  ---------  ---------  ---------  ---------

                                       17

                          FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                                                               Item 1, Table 3

COMMON SHAREHOLDER DATA



DOLLARS IN THOUSANDS                                            1996       1995       1994       1993       1992
----------------------------------------------------------   ---------  ---------  ---------  ---------  ---------
Per Share
 Net income...............................................   $  21.31      18.79      16.35      13.87      13.41
 Cash dividends declared..................................       2.80       2.50       2.20       1.90       1.60
 Stockholders' equity at year-end.........................     135.45     125.33     103.02      99.43      85.79
Dividend payout ratio.....................................      12.39%     12.73%     12.97%     13.27%     11.43%
                                                             --------     ------     ------  ---------      -----

                        FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                                                                Item 1, Table 4

CHANGES IN INTEREST INCOME AND EXPENSE*

                                                              1996 COMPARED WITH 1995           1995 COMPARED WITH 1994
                                                            -----------------------------    -------------------------------
                                                                         RESULTING FROM                    RESULTING FROM
                                                                           CHANGES IN:                       CHANGES IN:
                                                            TOTAL    --------------------     TOTAL     --------------------
INCREASE (DECREASE) IN THOUSANDS                            CHANGE     VOLUME      RATE       CHANGE     VOLUME      RATE
---------------------------------------------------------  ---------  ---------  ---------  ----------  ---------  ---------
Interest income
Loans and leases, including fees.........................  $  86,509    110,121   (23,612)   $161,336    127,303     34,033
Money-market assets
 Deposits at banks.......................................     (5,768)    (4,669)   (1,099)      5,969      4,005      1,964
 Federal funds sold and agreements to resell securities..        (22)       409      (431)     (1,744)    (3,335)     1,591
 Trading account.........................................       (239)       107      (346)        840        952       (112)
Investment securities
 U.S. Treasury and federal agencies......................       (225)    (2,555)    2,330      17,563      3,841     13,722
 Obligations of states and political subdivisions........       (742)      (584)     (158)        348       (227)       575
 Other...................................................    (10,390)   (11,194)      804      (2,945)    (6,562)     3,617
                                                           ---------                         --------
  Total interest income..................................  $  69,123                         $181,367
                                                           ---------                         --------
Interest expense
Interest-bearing deposits
 NOW accounts............................................  $  (2,472)    (1,523)     (949)  $     616        237        379
 Savings deposits........................................     (2,790)     1,016    (3,806)      2,808     (9,704)    12,512
 Time deposits...........................................     46,206     57,335   (11,129)    142,815    105,852     36,963
 Deposits at foreign office..............................      5,447      5,500       (53)      1,058       (953)     2,011
Short-term borrowings....................................    (24,783)   (15,953)   (8,830)     10,357    (16,495)    26,852
Long-term borrowings.....................................      3,070      3,262      (192)      4,870      5,272       (402)
                                                            --------                         --------
  Total interest expense.................................  $  24,678                         $162,524
                                                            --------                         --------

------------------------

* Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 2.  Properties.
         -----------

Both First Empire and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 276,000 rentable square feet of space, is owned in fee by M&T Bank, and was completed in 1967 at a cost of approximately $17 million. First Empire, M&T Bank and their subsidiaries occupy approximately 73% of the building and the remainder is leased to non-affiliated tenants. At December 31, 1996, the cost of this property, net of accumulated depreciation, was $9.7 million.

In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 365,000 rentable square feet of space at a cost of approximately $12 million. Approximately 84% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 1996, the cost of this building, including improvements made subsequent to acquisition and net of accumulated depreciation, was $15.8 million.

M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 223,000 square feet and their combined cost, net of accumulated depreciation, was $12.5 million.

The cost, net of accumulated depreciation and amortization, of the Company's premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data". Of the 175 domestic banking offices of the Registrant's subsidiary banks, 56 are owned in fee and 119 are leased.

Item 3.  Legal Proceedings.
         -----------------

M&T Bank, N.A., is party to a co-branded credit card agreement with Giant of Maryland, Inc. ("Giant"). In October 1996, M&T Bank, N.A. notified Giant of its intent to terminate the agreement under its termination provisions. In December 1996, Giant filed a complaint against M&T Bank, N.A. in the United States District Court for the District of Maryland alleging that M&T Bank, N.A. breached the agreement by attempting to terminate and that M&T Bank, N.A. negligently misrepresented certain information provided to Giant. The complaint sought interlocutory and permanent injunctive relief, specific performance for the five-year term of the agreement, and damages for breach of contract and negligent misrepresentation in the amount of $40 million. Subsequent to filing of the complaint, Giant withdrew its request for injunctive relief, agreed to dismiss the litigation, and consented to arbitration of the claims of M&T Bank, N.A. and Giant against each other. Management believes that M&T Bank, N.A. has meritorious defenses to Giant's claims and is vigorously defending against them.

First Empire and its subsidiaries are subject in the normal course of business to various other pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability, if any, arising out of litigation pending against First Empire or its subsidiaries will be material to First Empire's consolidated financial position, but at the present time is not in a position to determine whether such litigation will have a material adverse effect on First Empire's consolidated results of operations in any future reporting period.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not applicable.
          ----------------------------------------------------

                         Executive Officers of the Registrant
                         ------------------------------------

Information concerning the Registrant's executive officers is presented below as of March 3, 1997. Shown parenthetically is the year since which the officer has held the indicated position with the Registrant or its subsidiaries. In the case of each such corporation, officers' terms run until the first meeting of the board of directors after such corporation's annual meeting, and until their successors are elected and qualified.

        Robert G. Wilmers, age 62, is chairman of the board (1994), president (1988), chief executive officer (1983) and a director (1982) of the Registrant. He is chairman of the board, chief executive officer (1983) and a director (1982) of M&T Bank, and served as president of M&T Bank from March 1984 to June 1996. Mr. Wilmers is a director of East New York (1988) and M&T Financial (1985). He is chairman of the board and a director of M&T Bank, N.A.(1995).


        Atwood Collins, III, age 50, is president, chief executive officer and a director (1995) of East New York. Previously, Mr. Collins served as executive vice president and chief operating officer of East New York (1988). Mr. Collins is an executive vice president of the Registrant (1997) and of M&T Bank (1996). He is a director of M&T Real Estate
            (1995). Mr. Collins held a number of management positions with Morgan Guaranty Trust Company of New York from 1972 to 1988, including the position of senior vice president and manager of treasury operations which he held immediately prior to joining East New York.


        Mark J. Czarnecki, age 41, is an executive vice president of M&T Bank
            (1997) and is in charge of M&T Bank's Trust and Investment Services Division. Mr. Czarnecki is president of M&T Securities, Inc. (1996). Mr. Czarnecki has held a number of management positions with M&T Bank since 1977, most recently as senior vice president of the private client services group of the Trust and Investment Services Division (1994) and prior thereto as an administrative vice president and regional manager for the Retail Banking Division.


        Brian E. Hickey, age 44, is president (1994) of the Rochester
            Division of M&T Bank and is an executive vice president of the Registrant (1997) and of M&T Bank (1996). In addition to managing all of M&T Bank's business segments in the Rochester market, Mr. Hickey has responsibility for managing the Company's Western New York Commercial Banking Division. Before joining M&T Bank, Mr. Hickey served as regional president, Rochester/Southern Region of Marine Midland Bank, which he joined as a regional executive in 1989. Mr. Hickey is a director of M&T Financial (1996).


        James L. Hoffman, age 57, is president (1992) of the Hudson
            Valley Division of M&T Bank, and is an executive vice president of the Registrant (1997) and of M&T Bank (1996). Mr. Hoffman served as chairman of the board, president, chief executive officer and a director (1983) of The First National Bank of Highland, which had been a wholly owned subsidiary of the Registrant prior to its merger with and into M&T Bank on February 29, 1992. He served as an executive vice president of M&T Bank from 1974 to 1984.

        Barbara L. Laughlin, age 52, is an executive vice president of the Registrant (1993) and of M&T Bank (1990), and is in charge of the Company's Technology and Banking Operations Division. Ms. Laughlin is an executive vice president and a director of M&T Bank, N.A.(1995). Ms. Laughlin was executive vice president of retail banking and technology at The Seamen's Bank for Savings from June 1986 to April 1990 before joining M&T Bank.


        John L. Pett, age 49, is an executive vice president (1997) and chief credit officer (1995) of the Registrant and is an executive vice president and chief credit officer of M&T Bank (1996). Mr. Pett is chairman of the board and a director of Highland Lease(1997) and M&T Credit
            (1997).  He is a director of M&T Bank, N.A. (1996).
            Mr. Pett served as senior vice president of the Registrant from 1991 to 1997.


        Michael P. Pinto, age 41, is an executive vice president and chief financial officer of the Registrant (1997) and M&T Bank (1996), and is in charge of the Company's Finance Division. Mr. Pinto is a director of M&T Capital (1996), M&T Financial (1996), M&T Mortgage (1996) and M&T Real Estate (1996). He is an executive vice president and chief financial officer of M&T Bank, N.A. (1996). Mr. Pinto served as senior vice president and controller of the Registrant from 1993 to 1997.


        William C. Rappolt, age 51, is an executive vice president and treasurer of the Registrant (1993) and M&T Bank (1984), and executive vice president of East New York (1994). Mr. Rappolt is in charge of the Company's Treasury Division. Mr. Rappolt is a director of M&T Financial (1985), M&T Securities (1985), and is an executive vice president and a director of M&T Bank, N.A.(1995).


        Robert E. Sadler, Jr., age 51, is an executive vice president of the Registrant (1990), president and a director of M&T Bank
            (1996), and executive vice president of East New York
            (1996), and is in charge of the Company's Commercial Banking Division. Mr. Sadler is chairman of the board (1987) and a director of M&T Capital (1983); chairman of the board (1989) and a director of M&T Financial (1985); chairman of the board and a director of M&T Mortgage (1991); chairman of the board and a director of M&T Securities (1994); president, chief executive officer and a director of M&T Bank, N.A.(1995); and chairman of the board, president and a director of M&T Real Estate (1995).


        Harry R. Stainrook, age 60, is an executive vice president of the Registrant (1993) and of M&T Bank (1985), and was in charge of M&T Bank's Trust and Investment Services Division from 1985 until February 1997. Mr. Stainrook is a director of M&T Securities (1994), and is an executive vice president of M&T Bank, N.A. (1996). Mr. Stainrook has announced his retirement from the Registrant and all of its subsidiaries, effective March 31, 1997.

                                       PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------
         The Registrant's common stock is traded under the symbol FES on the American Stock Exchange. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K for market prices of the Registrant's common stock, approximate number of common stockholders at year-end, frequency and amounts of dividends on common stock and restrictions on the payment of dividends.

Item 6.  Selected Financial Data.  See cross-reference sheet for disclosures
         -----------------------
         incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------


Corporate Profile and Significant Developments

First Empire State Corporation ("First Empire") is a bank holding company headquartered in Buffalo, New York with consolidated assets of $12.9 billion at December 31, 1996. First Empire and its consolidated subsidiaries are hereinafter referred to collectively as "the Company." First Empire's banking subsidiaries are Manufacturers and Traders Trust Company ("M&T Bank"), The East New York Savings Bank ("East New York") and M&T Bank, National Association ("M&T Bank, N.A."), all of which are wholly owned. M&T Bank, with total assets of $11.1 billion at December 31, 1996, is a New York-chartered commercial bank with 161 offices throughout New York State and an office in Nassau, The Bahamas. East New York, with $2.0 billion in assets at December 31, 1996, is a New York-chartered savings bank with 14 offices in metropolitan New York City. M&T Bank, N.A., with $510 million in assets at December 31, 1996, is a national bank with an office in Oakfield, New York.

         M&T Bank's subsidiaries include M&T Mortgage Corporation, a residential mortgage banking company; M&T Securities, Inc., a broker/dealer; M&T Real Estate, Inc., a commercial mortgage lender; M&T Financial Corporation, a commercial leasing company; M&T Capital Corporation, a venture capital company; M&T Credit Corporation, a consumer credit company; and Highland Lease Corporation, a consumer leasing company.

         On March 29, 1996, National Indemnity Company, a subsidiary of Berkshire Hathaway Inc., the holder of all outstanding shares of First Empire's 9% convertible preferred stock, converted such shares into 506,930 shares of First Empire common stock. The 40,000 shares of preferred stock had been issued on March 15, 1991 for $40 million and were converted into shares of common stock at a contractual price of $78.90625 per share. As of December 31, 1996, common shares outstanding totaled 6,686,186, up from 6,433,166 and 6,610,503 at December 31, 1995 and 1994, respectively.

         In December 1996, First Empire announced plans to merge East New York with and into M&T Bank. The merger is subject to regulatory approvals and is expected to be completed in the second quarter of 1997. Following the merger, East New York's business activities will operate as the New York City Division of M&T Bank.

         During 1996 M&T Bank opened 20 branches in supermarkets, bringing the total number of supermarket branches opened in 1996 and 1995 to 27. Supermarket banking provides convenient access for customers to the banking services of M&T Bank.

Overview

Net income in 1996 was $151.1 million or $21.31 per common share, increases of 15% and 13%, respectively, from $131.0 million or $18.79 per common share in 1995. Fully diluted earnings per common share rose 18% to $20.97 in 1996 from $17.78 in 1995. In 1994, net income was $117.3 million while primary and fully diluted earnings per common share were $16.35 and $15.71, respectively. The 1995 results include $4.5 million of gains from sales of investment securities. The impact from sales of securities in 1996 and 1994 was negligible. Excluding the after-tax impact of gains from sales of investment securities, net income for 1995 was $128.4 million, representing primary and fully diluted earnings per share of $18.41 and $17.43, respectively.

    The Company achieved a return on average assets in 1996 of 1.21%, compared with 1.14% in 1995 and 1.17% in 1994. The return on average common stockholders' equity was 17.60% in 1996, 17.16% in 1995 and 16.64% in 1994.
Excluding the effects of the 1995 securities gains, the return on average assets in 1995 was 1.12% and the return on average common stockholders' equity was 16.81%.

    Taxable-equivalent net interest income increased 9% in 1996 to $536 million from $491 million in 1995. The chief factor contributing to improved net interest income was 14% growth in average loans, which resulted in a 9% increase in average earning assets from 1995 to 1996. A 15% increase in average earning assets, primarily loans, in 1995 was also the most significant factor for the rise in that year's net interest income from $472 million in 1994. Average earning assets totaled $12.0 billion in 1996, up from $11.1 billion in 1995 and $9.7 billion in 1994. Net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets, in 1996 was 4.45%, little changed from 4.43% in 1995, but down 44 basis points (hundredths of one percent) from 4.89% in 1994.

    The provision for possible credit losses was $43.3 million in 1996, compared with $40.4 million in 1995 and $60.5 million in 1994. Net charge-offs in 1996 were $35.2 million, compared with $21.3 million in 1995 and $16.6 million in 1994. The increase from prior years reflects a higher level of consumer loan charge-offs.

    In December 1994, First Empire transferred appreciated investment securities with a fair value of $15.7 million to an affiliated, tax-exempt charitable foundation. As a result of the transfer, in 1994 the Company recognized charitable contributions expense and tax-exempt other income of $13.8 million and $10.4 million, respectively, resulting in an after-tax increase in 1994 net income of $2.4 million.

    Noninterest income for 1996 totaled $170 million, 17% above the $145 million in 1995 (excluding gains from sales of investment securities) and 50% above the $113 million in 1994 (excluding $10.4 million related to the December 1994 transfer of securities to the affiliated foundation). Higher revenues associated with mortgage banking and credit card activities were significant factors contributing to the growth of noninterest income. Noninterest expense was $409 million in 1996, up 9% from $374 million in 1995 and 27% from $323 million in 1994 (excluding $13.8 million related to the December 1994 transfer of investment securities). Expenses associated with expansion of businesses providing mortgage banking services, indirect automobile loans, credit cards and the sale of mutual funds and annuities, as well as the impact of acquisitions completed in 1995 and 1994, contributed to the rise in noninterest expense.

Net Interest Income/Lending and Funding Activities

Growth in average earning assets, which rose $966 million or 9% to $12.0 billion in 1996, was the primary factor contributing to a corresponding 9% increase in taxable-equivalent net interest income to $536 million in 1996 from $491 million in 1995. Taxable-equivalent net interest income and average earning assets in 1994 were $472 million and $9.7 billion, respectively. The growth in average earning assets in 1996 and 1995 was predominately attributable to increased demand for loans offered by the Company, including the effects of expansion of the Company's businesses which provide residential mortgage loans, indirect automobile loans and credit cards. The accompanying table summarizes average loans and leases outstanding in 1996 and percentage changes in the major components of the loan and lease portfolio over the past two years.

    Loans secured by real estate, excluding $610 million of outstanding home equity loans and lines of credit which are classified as consumer loans, represented approximately 58% of the loan and lease portfolio during 1996, down from 60% in 1995 and 61% in 1994. At December 31, 1996, the Company held approximately $4.0 billion of commercial real estate loans and $2.2 billion of consumer real estate loans.

    Commercial real estate loans originated by the Company are predominately secured by properties in the New York City metropolitan area, including areas in neighboring states generally considered to be within commuting distance of New York City, and Western New York, which includes Buffalo, Niagara Falls, Rochester and surrounding areas. Commercial real estate loans are also originated in the Hudson Valley and Southern Tier regions of New York State. Most commercial real estate loans originated by the Company are fixed-rate instruments with monthly payments and a balloon payment of the remaining principal at maturity, usually five years after loan origination. For borrowers in good standing, the customer may extend the terms of the loan agreement for an additional five years at the then-current market rate of interest. The accompanying table presents commercial real estate loans at December 31, 1996 by geographic area, type of collateral and size of the loans outstanding. Of the $2.1 billion of commercial real estate loans in the New York City metropolitan area, approximately 60% were secured by multi-family residential properties, 13% by office space and 15% by retail space. The Company's experience has been that office space and retail properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multi-family residential properties. Approximately 52% of the aggregate dollar amount of New York City area loans were for $3 million or less, while loans of more than $10 million were approximately 13% of the total. Commercial real estate loans secured by properties elsewhere in New York State, mostly in Western New York, tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business. Approximately 70% of the aggregate dollar amount of loans in this segment of the portfolio were for $3 million or less. Commercial real estate loans secured by properties located outside of New York State and outside of areas of neighboring states considered to be part of the New York City metropolitan area comprised less than 5% of total commercial real estate loans.

    The Company normally refrains from commercial construction lending, except when the borrower has obtained a commitment for permanent financing upon project completion. As a result, the portfolio of commercial construction loans for which the Company has not committed to provide permanent financing totaled only $51 million, or .5% of total loans and leases at December 31, 1996.

    The Company's portfolio of real estate loans secured by one-to-four family residential properties totaled $2.0 billion at December 31, 1996, approximately 70% of which were secured by properties located in New York

State. In addition, the Company's mortgage banking subsidiary, M&T Mortgage Corporation, had $194 million of residential real estate loans held for sale at December 31, 1996.

    Consumer loans and leases represented approximately 22% of the loan portfolio during 1996, compared with 20% in 1995 and 19% in 1994. Beginning in 1994 and, to a greater extent, continuing in 1995 and 1996, the Company began to market automobile loans and leases and credit cards in areas outside of New York State. At December 31, 1996, 28% of the automobile loan portfolio was to borrowers outside of New York State, primarily in Pennsylvania. Automobile loans and leases are generally originated through dealers, however, all applications submitted by dealers are subject to the Company's normal underwriting and loan approval procedures. During 1996, automobile loans and leases represented approximately 10% of the Company's average loan portfolio, while no other consumer loan product represented more than 6%. Credit card accounts are marketed through mail campaigns and co-branding initiatives. Such initiatives involve developing relationships with retailers and other enterprises and issuing co-branded credit cards that provide cardholders the ability to earn rebates on purchases made with the cards. The Company bears the cost of these rebates. At December 31, 1996, 46% of outstanding credit card balances were with customers outside of New York State.

    The Company's portfolio of investment securities averaged $1.8 billion in 1996, $2.0 billion in 1995 and $2.1 billion in 1994. Factors influencing the size of the investment securities portfolio include demand for loans, which generally yield more than investment securities, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios. The investment securities portfolio is largely comprised of adjustable-rate mortgage-backed securities, collateralized mortgage obligations, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to prepayment and other risks assumed. As a result of changes in interest rates, actual or anticipated prepayments, or credit risk associated with a particular security, the Company occasionally sells investment securities. Realized gains or losses from sales of investment securities were negligible in 1996 and 1994, but during 1995, the Company realized a pre-tax gain of approximately $4.5 million from sales of approximately $445 million of investment securities. Furthermore, to enhance flexibility in managing the investment securities portfolio, and as allowed by the Financial Accounting Standards Board ("FASB"), in December 1995 the Company transferred approximately $220 million of U.S. Treasury notes from "held-to-maturity" to "available for sale" classification. No gain or loss was realized at the time of such transfer.

    Money-market assets, which are comprised of interest-bearing deposits at banks, trading account assets, Federal funds sold and agreements to resell securities, averaged $124 million in 1996, compared with $186 million in 1995 and $166 million in 1994. The decline in money market assets from 1995 and 1994 resulted largely from increased demand for loans.

    Core deposits represent a significant source of funding to the Company and generally carry lower interest rates than wholesale funds of comparable maturities. Such deposits include noninterest-bearing demand deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000. The principal source of core deposits for the Company is its New York State branch network. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, N.A. are also included in core deposits. In 1996, average core deposits rose to $8.0 billion from $7.4 billion in 1995. Core deposits averaged $6.8 billion in 1994. Average core deposits of M&T Bank, N.A., which began operations in the fourth quarter of 1995, were $261 million in 1996 and $3 million in 1995. Funding provided by core deposits totaled 66% of average earning assets in 1996, compared with 67% in 1995 and 70% in 1994. An analysis of changes in the components of core deposits is presented in the accompanying table.

    The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company's offshore branch office, and brokered certificates of deposit. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $892 million in 1996 compared with $625 million in 1995 and $357 million in 1994. Offshore deposits, comprised primarily of accounts with balances of $100,000 or more, averaged $239 million in 1996, compared with $133 million and $156 million in 1995 and 1994, respectively. Brokered deposits averaged $1.1 billion in 1996, $874 million in 1995, and $45 million in 1994, and totaled $1.1 billion at December 31, 1996. Brokered deposits are used to reduce short-term borrowings and lengthen the average maturity of interest-bearing liabilities. The weighted-average remaining term to maturity of brokered deposits as of December 31, 1996 was 1.5 years. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

    In addition to deposits, the Company uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York ("FHLB") and others as sources of funding. Short-term borrowings averaged $1.1 billion in 1996, $1.4 billion in 1995 and $1.8 billion in 1994. In general, short-term borrowings have been used to fund the Company's discretionary investments in money-market assets and investment securities, and, if necessary, to replace deposit outflows. Additionally, M&T Bank has issued $175 million of subordinated capital notes, of which $75 million mature in 2002 and $100 million mature in 2005. Although issued primarily to enhance regulatory capital ratios, such notes also provided funding to the Company.

    Net interest income is impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as described herein, as well as changes in interest rates and spreads. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.80% in 1996, compared with 3.77% in 1995.
A greater proportion of loans, which typically yield more than money-market assets and investment securities, in the composition of the earning asset portfolio somewhat mitigated a general decrease in market interest rates in 1996 compared with 1995. As a result, the yield on earning assets decreased slightly to 8.32% in 1996 from 8.42% in 1995. Similarly, the cost of interest-bearing liabilities also declined, to 4.52% in 1996 from 4.65% in 1995. The net interest spread, yield on earning assets and rate paid on interest-bearing liabilities in 1994 were 4.37%, 7.77% and 3.40%, respectively. In 1995, the increase in net interest income resulting from growth in average earning assets was partially offset by the narrowing of the net interest spread. Rising market interest rates throughout much of 1995 and 1994 had the effect of increasing the cost of the Company's interest-bearing liabilities more than the yield on earning assets. Largely due to the changes in the net interest spread described herein, the Company's net interest margin was 4.45% in 1996, compared with 4.43% in 1995 and 4.89% in 1994.

    The contribution to net interest margin of interest-free funds, consisting largely of noninterest-bearing demand deposits and stockholders' equity, was
 .65% in 1996, .66% in 1995 and .52% in 1994. The improvement from 1994 resulted largely from increases in the average rate paid on interest-bearing liabilities used to value these funds, supplemented by increases in average interest-free funds. Average interest-free funds were $1.7 billion in 1996, $1.6 billion in 1995 and $1.5 billion in 1994.

    Changing interest rates and spreads affect the Company's net interest income and net interest margin. Management believes that future changes in market interest rates or the composition of the Company's portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads could adversely impact the Company's net interest margin and net interest income. Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under a number of different interest rate scenarios. As part of the management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, the rates paid on interest-bearing deposits. The notional amount of interest rate swaps entered into for interest rate risk management purposes as of December 31, 1996 was approximately $2.4 billion. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at a fixed rate of interest and makes payments at a variable rate. However, under terms of a $34 million swap, the Company pays a fixed rate of interest and receives a variable rate. The effect of interest rate swaps on the Company's net interest income and margin as well as average notional amounts and rates are presented in the accompanying table.

    The Company estimates that as of December 31, 1996 it would have received approximately $5.5 million if all interest rate swap agreements entered into for interest rate risk management purposes were terminated. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not reflected in the consolidated financial statements. Additional information about interest rate swaps is included in note 16 of Notes to Financial Statements.

    During 1996, the FASB issued a Proposed Statement of Financial Accounting Standards that would significantly change generally accepted accounting for interest rate swaps, other derivative financial instruments and hedging activities. While it is not possible to predict the ultimate outcome of the FASB deliberations regarding the proposal, it is possible that changes in generally accepted accounting principles for these types of transactions and activities could have a material impact on the Company's consolidated balance sheet and consolidated statement of income in future years.


Provision for Possible Credit Losses

The provision for possible credit losses was $43.3 million in 1996, compared with $40.4 million in 1995 and $60.5 million in 1994. Net charge-offs in 1996 were $35.2 million, compared with $21.3 million in 1995 and $16.6 million in 1994. Net charge-offs as a percentage of average loans outstanding were .35% in 1996, .24% in 1995 and .22% in 1994. Nonaccrual loans totaled $58.2 million or
 .54% of loans outstanding at December 31, 1996, compared with $75.2 million or .79% a year earlier and $62.8 million or .76% at December 31, 1994. Loans past due ninety days or more and accruing interest totaled $39.7 million at December 31, 1996, up from $17.8 million a year earlier and $11.8 million at December 31, 1994. The increase in such past due loans from 1995 to 1996 resulted primarily from the inclusion at December 31, 1996 of $16.3 million of one-to-four family residential mortgage loans serviced by the Company and repurchased during 1996 from the Government National Mortgage Association. These loans are covered by guarantees of government agencies. The costs associated with servicing these loans were reduced as a result of the repurchases. The total of all nonperforming loan categories was $97.9 million or .91% of loans outstanding at December 31,

1996, compared with $93.1 million or .97% a year earlier and $77.5 million or .94% at December 31, 1994. The allowance for possible credit losses was $270.5 million or 2.52% of net loans and leases at the end of 1996, compared with $262.3 million or 2.75% at December 31, 1995 and $243.3 million or 2.96% at December 31, 1994. The ratio of the allowance to nonperforming loans was 276%, 282% and 314% at year-end 1996, 1995 and 1994, respectively.

    Management regularly assesses the adequacy of the allowance for possible credit losses and records a provision to replenish or build the allowance to a level necessary to maintain an adequate reserve position. In making such assessment, management performs an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Based upon the results of such review, management believes that the allowance for possible credit losses at December 31, 1996 was adequate to absorb credit losses from existing loans and leases.

    A comparative allocation of the allowance for possible credit losses for each of the past five year-ends is presented in the accompanying table. Amounts were allocated to specific loan categories based upon management's classification of loans under the Company's internal loan grading system and estimates of potential charge-offs inherent in each category. However, as the total reserve is available to absorb losses from any loan category, amounts assigned do not necessarily indicate future losses within these categories. The unallocated portion of the reserve represents management's assessment of the overall level of credit risk inherent in the loan and lease portfolio over a longer time frame.

    The Company's credit loss experience is influenced by many factors, including overall economic conditions, in general, and, due to the size of the Company's commercial real estate loan portfolio, real estate valuations, in particular. Nonperforming commercial real estate loans totaled $27.1 million, $42.3 million and $47.5 million at December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, $10.3 million of nonperforming commercial real estate loans were secured by properties located in the New York City metropolitan area, compared with $16.8 million and $27.1 million at December 31, 1995 and 1994, respectively. Net charge-offs of commercial real estate loans were $1.5 million in 1996, $6.6 million in 1995 and $12.8 million in 1994. Included in these totals are net charge-offs of commercial real estate loans secured by properties in the New York City metropolitan area of $.6 million, $3.2 million and $11.1 million in 1996, 1995 and 1994, respectively.

    Net charge-offs of consumer loans in 1996 were $28.5 million, or 1.30% of average consumer loans outstanding, compared with $11.3 million or .65% in 1995 and $5.6 million or .40% in 1994. Higher charge-offs of credit card balances and indirect automobile loans were the most significant factors contributing to the increased level of consumer loan charge-offs in 1996 and 1995. Net credit card and indirect automobile loan charge-offs in 1996 were $15.9 million and $9.6 million, respectively, compared with $6.1 million and $3.1 million, respectively, in 1995. In 1994, net credit card and indirect automobile loan charge-offs totaled $3.1 million and $1.5 million, respectively. Nonperforming consumer loans totaled $17.6 million or .73% of outstanding consumer loans at December 31, 1996, compared with $13.7 million or .70% at December 31, 1995 and $8.4 million or .54% at December 31, 1994.

    Commercial real estate loans secured by multi-family properties in the New York City metropolitan area were 12% of loans outstanding at December 31, 1996. The Company, however, had no concentrations of credit extended to any specific industry that exceeded 10% of total loans outstanding at December 31, 1996. Furthermore, the Company had no exposure to less developed countries and only $2 million of foreign loans in total.

    Assets taken in foreclosure of defaulted loans totaled $8.5 million at December 31, 1996, compared with $7.3 million and $10.1 million at the end of 1995 and 1994, respectively.


Other Income

Excluding the effect from sales of bank investment securities, other income increased 17% to $170 million in 1996 from $145 million in 1995 and 50% from $113 million (excluding the previously noted $10.4 million of tax-exempt income resulting from the transfer of appreciated investment securities to an affiliated, tax-exempt charitable foundation) in 1994.

    Mortgage banking revenues, which consist of residential mortgage loan servicing fee income, gains from sales of residential mortgage loans and loan servicing rights, and other residential mortgage loan-related fees, increased to $44.5 million in 1996 from $37.1 million in 1995 and $16.0 million in 1994. Revenues from servicing residential mortgage loans for others were $20.9 million in 1996, $19.3 million in 1995 and $13.6 million in 1994. Gains from sales of residential mortgage loans and loan servicing rights increased to $21.6 million in 1996, compared with $16.4 million and $1.4 million in 1995 and 1994, respectively. The $21.1 million improvement in mortgage banking revenue in 1995 from 1994 was attributable to growth in the Company's residential mortgage servicing business, as well as the January 1, 1995 adoption of Statement of Financial Accounting Standards ("SFAS") No. 122 "Accounting for Mortgage Servicing Rights." The effect of implementing SFAS No. 122 was to increase 1995 mortgage banking revenue and noninterest expense by $10.0 million and $1.8 million, respectively. The Company originates residential mortgage loans in New York State, as well as in Arizona, Colorado, Massachusetts, Ohio, Oregon, Utah and Washington. Residential mortgage loans serviced for others totaled $5.8 billion, $5.7 billion and $4.0 billion at December 31, 1996, 1995 and 1994, respectively. Capitalized mortgage servicing rights and excess servicing receivables were $37.8 million and $6.5 million, respectively, at December 31, 1996, compared with $34.5 million and $6.9 million, respectively, at December 31, 1995 and $10.0 million and $7.6 million, respectively, at December 31, 1994.

    Service charges on deposit accounts increased 6% to $40.7 million in 1996 from $38.3 million in 1995, and 16% from $35.0 million in 1994. Trust income of $27.7 million increased 9% from $25.5 million in 1995, and 23% from $22.6 million in 1994. Merchant discount and other credit card fees in 1996 totaled $18.3 million, compared with $10.7 million in 1995 and $8.7 million in 1994. Expansion of the Company's credit card business was the primary factor in the improvement. Trading account and foreign exchange activity resulted in gains of $2.4 million in 1996, $2.8 million in 1995 and $.7 million in 1994. Other revenues from operations totaled $36.8 million in 1996, compared with $30.7 million in 1995 and $30.2 million in 1994 (excluding the $10.4 million of tax-exempt income related to the 1994 transfer of securities to the affiliated foundation). Such amounts include revenues from the sales of mutual funds and annuities of $13.0 million, $9.4 million and $6.2 million in 1996, 1995 and 1994, respectively.


Other Expense

Other expense totaled $409 million in 1996, compared with $374 million in 1995 and $337 million in 1994.

    Salaries and employee benefits expenses were $208 million in 1996, an increase of $20 million or 11% from $188 million in 1995. Factors contributing to the higher personnel expenses were merit salary increases, costs associated with the opening of 27 supermarket banking locations in 1996 and the second half of 1995, and the expansion of subsidiaries providing residential mortgage banking services, indirect automobile loans and sales of mutual funds and annuities. Personnel costs in 1995 increased $27 million or 17% from $161 million in 1994. Such increase was due largely to acquisitions, expansion of the residential mortgage banking and securities businesses, and incentive-based compensation arrangements. The number of full-time equivalent employees was 4,832 at December 31, 1996, up from 4,546 and 4,149 at December 31, 1995 and 1994, respectively.

    Nonpersonnel expenses for 1996 totaled $201 million, up 8% from $186 million in 1995. The increase was largely caused by higher expenses associated with the expansion of businesses providing mortgage banking services, indirect automobile loans, credit cards and the sale of mutual funds and annuities, partially offset by lower deposit insurance expense.

    During 1995, the assessment to the Company from the Federal Deposit Insurance Corporation ("FDIC") for deposit insurance provided by the Bank Insurance Fund ("BIF") was reduced and effective January 1, 1996 was substantially eliminated. Changes in the federal deposit insurance laws were enacted in 1996 that required the FDIC to impose a one-time special assessment to recapitalize the Savings Association Insurance Fund ("SAIF") of the FDIC on SAIF members. Although First Empire's bank subsidiaries are BIF-insured institutions, the Company has approximately $1.1 billion of deposits obtained in so-called "Oakar" acquisitions for which deposit insurance premiums are paid to the SAIF. Included in nonpersonnel expense in 1996 is a $7.0 million charge for the special assessment to recapitalize the SAIF. Following the recapitalization, the FDIC established the SAIF's 1997 assessment rates, which are currently the same as the rates established for BIF members. In addition to deposit insurance fund assessments, in 1997 the FDIC will assess BIF- and SAIF-assessable deposits to fund the repayment of debt obligations of the Financing Corporation ("FICO"). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. Under the law, the FDIC is required to set FICO assessments for BIF-assessable deposits at one-fifth the amount for SAIF-assessable deposits. The annualized rates established by the FDIC for the first half of 1997 for BIF- and SAIF-assessable deposits are 1.30 basis points and 6.48 basis points, respectively.

    As previously noted, during 1994 the Company incurred $13.8 million of charitable contributions expense related to the transfer of securities to a charitable foundation affiliated with the Company. Excluding the impact of such contributions expense, which is included in 1994's other costs of operations, nonpersonnel expenses in 1995 increased $24.3 million from 1994. Higher mortgage banking-related expenses and expenses associated with operating entities acquired in late-1994 and 1995 contributed to the increase. Additionally, in February 1995, the Company wrote off $2.3 million of non-marketable securities of Nationar, a bank that provided services to financial institutions, which was seized by banking regulators.


Income Taxes

The provision for income taxes in 1996 was $97.9 million, up from $90.1 million in 1995 and $77.2 million in 1994. The effective tax rates were 39% in 1996, 41% in 1995, 40% in 1994. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 13 of Notes to Financial Statements.


International Activities

The Company's investment in international assets was $55 million and $87 million at December 31, 1996 and 1995, respectively. Total offshore deposits were $193 million and $155 million at December 31, 1996 and 1995, respectively.


Liquidity and Interest Rate Sensitivity

As a financial intermediary, the Company is exposed to liquidity risk whenever the maturities of financial instruments included in assets and liabilities differ. Accordingly, a critical element in managing a financial institution is ensuring that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating expenses, and to be used for other corporate purposes. The Company's core deposits have historically provided a significant source of funds. Such deposits are generated from a large base of consumer, corporate and institutional customers, which over the past several years has become more geographically diverse as a result of acquisitions and expansion of the Company's businesses. Nevertheless, in recent years the Company has faced increased competition in offering services and products from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. As a result, and consistent with banking industry experience in general, the Company has experienced a reduction in the percentage of average earning assets funded by core deposits. Core deposits financed 65% of the Company's earning assets at December 31, 1996, compared with 67% and 71% at December 31, 1995 and 1994, respectively.

    The Company supplements funding from core deposits with various wholesale borrowings, such as Federal funds purchased and securities sold under agreements to repurchase, and brokered certificates of deposit. Additionally, M&T Bank and East New York have credit facilities with the FHLB aggregating $942 million, with any borrowings secured by loans and investment securities. Borrowings outstanding under such credit facilities totaled $2 million at December 31, 1996 and $17 million at December 31, 1995. Although informal and sometimes reciprocal, sources of funding are also available to the Company through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. In addition to deposits and borrowings, other sources of liquidity include maturities of money-market assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

    First Empire's source of funds to pay for operating expenses, dividends and treasury stock repurchases has largely been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. First Empire also maintains a $25 million line of credit with an unaffiliated commercial bank, all of which was available for borrowing at December 31, 1996.

    Management does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either First Empire or its subsidiary banks. Furthermore, management closely monitors the Company's liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet anticipated funding needs.

    Net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and off-balance sheet financial instruments. Management's philosophy toward positioning the Company for interest rate movements is to attempt to limit such variability. Management supplements the modeling technique described above with analyses of market values of on- and off-balance sheet financial instruments.
As part of managing interest rate risk, the Company has entered into interest rate swap agreements having an aggregate notional amount of approximately $2.4 billion at December 31, 1996.

Information about interest rate swaps entered into for interest rate risk management purposes is included herein under "Net Interest Income/Lending and Funding Activities" and in note 16 of Notes to Financial Statements.

    In accordance with industry practice, the accompanying table presents cumulative totals of net assets (liabilities) repricing on a contractual basis within the specified time frames, as adjusted for the impact of interest rate swap agreements entered into for interest rate risk management purposes. Management believes this measure does not appropriately depict interest rate risk since changes in interest rates do not necessarily affect all categories of earning assets and interest-bearing liabilities equally nor, as assumed in the table, on the contractual maturity or repricing date. Furthermore, this static presentation of interest rate risk fails to consider the effect of ongoing lending and deposit gathering activities, projected changes in balance sheet composition or any subsequent interest rate risk management activities the Company is likely to implement.

    The Asset-Liability Committee, which includes members of senior management, monitors the Company's interest rate sensitivity with the aid of a computer model which considers the impact of ongoing lending and deposit gathering activities, as well as statistically derived interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken action, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and entering into or modifying existing interest rate swap agreements. Giving consideration to interest rate swaps in place at December 31, 1996 and utilizing the model described above, management's assessment is that the variability of net interest income in the next two years may be largely unaffected by changes in interest rates, but that additional interest rate risk management actions may be necessary to counter any detrimental effect which a sustained decrease in interest rates would likely have on net interest income in later years.


Capital

Total stockholders' equity at December 31, 1996 was $906 million or 7.00% of total assets, compared with $846 million or 7.08% at December 31, 1995 and $721 million or 6.85% at December 31, 1994. On a per share basis, common stockholders' equity was $135.45 at December 31, 1996, an increase of 8% from $125.33 at December 31, 1995 and 31% from $103.02 at December 31, 1994. The ratio of average total stockholders' equity to average total assets was 6.92%, 6.81% and 7.21% in 1996, 1995 and 1994, respectively.

    Stockholders' equity at December 31, 1996 was reduced by $2.5 million, or $.37 per common share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale, compared with a reduction of $3.2 million, or $.49 per common share, at December 31, 1995. Such unrealized losses represent the amount by which amortized cost exceeded the fair value of investment securities classified as available for sale, net of applicable income taxes. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

    Cash dividends on common stock of $18.6 million were paid in 1996, compared with $16.2 million in 1995 and $14.7 million in 1994. The quarterly common stock dividend rate remained at $.70 per share throughout 1996. In total, dividends per common share increased to $2.80 in 1996 from $2.50 in 1995 and $2.20 in 1994. Dividends of $.9 million were paid to the preferred stockholder in 1996, compared with $3.6 million in 1995 and 1994. As previously noted, on March 29, 1996, all shares of First Empire's 9% convertible preferred stock were converted by the holder of such stock into 506,930 shares of First Empire common stock at a contractual conversion price of $78.90625 per share.

    In November 1995, First Empire announced a plan to repurchase and hold as treasury stock up to 380,582 shares of common stock for reissuance upon the possible future exercise of outstanding stock options. As of December 31, 1996, First Empire had repurchased 351,520 common shares pursuant to such plan at an average cost of $239.09 per share. The number of shares repurchased under this plan and another repurchase plan that was completed in 1995 were 336,220 in 1996, 223,530 in 1995 and 298,700 in 1994.

    Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. Regulatory capital, however, does include subordinated notes issued by First Empire or its subsidiaries. The capital ratios of the Company and its banking subsidiaries, M&T Bank, East New York and M&T Bank, N.A., as of December 31, 1996 are presented in note 19 of Notes to Financial Statements.

    On January 31, 1997, First Empire completed an offering of trust preferred securities that raised $150 million of capital. The 30-year offering of 8.234% fixed-rate cumulative trust preferred securities was sold through First Empire Capital Trust I ("the Trust"), a Delaware business trust that was formed by First Empire to facilitate the transaction. The preferred securities provide investors with call protection for ten years. The Trust was formed solely to issue the trust preferred securities and advance the proceeds to First Empire by purchasing First Empire's junior subordinated debt. The proceeds of the trust preferred securities qualify as Tier 1 or core capital for First Empire under the Federal Reserve Board's risk-based capital guidelines. Payments on the junior subordinated debt of First Empire, which are in turn passed through the Trust to the holders of the preferred securities, will be serviced through existing liquidity and cash flow sources of First Empire. Under current federal tax law, First Empire will be permitted to deduct interest payments on the junior subordinated debt in computing taxable income.

    The Company has historically maintained capital ratios well in excess of minimum regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income (excluding the after-tax effects of gains from sales of investment securities) less dividends paid expressed as a percentage of average total stockholders' equity, was 15.25% in 1996, 13.88% in 1995 and 13.67% in 1994.


Fourth Quarter Results

First Empire earned $40.4 million or $5.70 per common share in the fourth quarter of 1996, increases of 10% and 8%, respectively, from the fourth quarter of 1995 when net income was $36.8 million or $5.29 per common share. On a fully-diluted basis, net income per common share was $5.68 in 1996's final quarter, up 13% from $5.03 in the year-earlier quarter. Taxable-equivalent net interest income increased to $137.9 million in the fourth quarter of 1996, up $11.9 million from $126.0 million in the fourth quarter of 1995. Growth in average loans outstanding was the primary factor contributing to the improvement in net interest income. Average loans for the fourth quarter of 1996 totaled $10.5 billion, a 12% increase from the $9.4 billion average during the fourth quarter of 1995. In total, earning assets averaged $12.3 billion in the final quarter of 1996, up 7% from $11.5 billion in the corresponding 1995 quarter. The yield on earning assets decreased to 8.31% in the final 1996 quarter from 8.41% in the year-earlier period, while the rate paid on interest-bearing liabilities decreased to 4.54% from 4.74%. The resulting net interest spread was 3.77% in the recent quarter, compared with 3.67% in the fourth quarter of 1995. Similarly, net interest margin increased, to 4.46% in the fourth quarter of 1996 from 4.36% in the year-earlier quarter.

    The provision for possible credit losses was $11.5 million in the final
1996 quarter, compared with $12.0 million in the fourth quarter of 1995. Net charge-offs totaled $11.5 million in 1996's fourth quarter, up from $8.8 million in the year-earlier quarter, largely due to higher net charge-offs of consumer loans, which increased to $9.5 million in the final 1996 quarter from $4.1 million in the fourth quarter of 1995. Net charge-offs as an annualized percentage of average loans and leases were .43% in the recent quarter, up from
 .37% in the corresponding 1995 quarter. Excluding the effects of investment securities transactions, other income rose 6% to $48.1 million in the fourth quarter of 1996 from $45.3 million in the year-earlier quarter. Higher revenues associated with credit card activities and the sales of mutual funds and annuities contributed to this increase. Other expense was $107.1 million in the fourth quarter of 1996, compared with $97.0 million in the fourth quarter of 1995. Expansion of businesses providing credit cards, indirect automobile loans and the sale of mutual funds and annuities were factors contributing to the rise in expenses over the comparable prior-year period.


Recently Issued Accounting Standards Not Yet Adopted

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach of SFAS No. 125, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished.

    SFAS No. 125 provides implementation guidance for accounting for a broad range of financial transactions including securitizations, transfers of partial interests, servicing of financial assets, securities lending transactions, repurchase agreements including "dollar rolls," wash sales, loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, transfers of sales-type and direct financing lease receivables and extinguishments of liabilities. As originally issued, SFAS No. 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1995. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," was issued in December 1996 and defers for one year the effective date for certain provisions of SFAS No. 125 specifically relating to repurchase agreement, dollar roll, securities lending, and similar transactions. All provisions of SFAS No. 125, as amended by SFAS No. 127, are to be applied prospectively, and earlier or retroactive application is not permitted. The Company will adopt the provisions of SFAS No. 125 that were not deferred by SFAS No. 127 in the first quarter of 1997. When adopted, SFAS No. 125 is not expected to have an adverse impact on the Company's results of operations.


Forward-Looking Statements

This financial review and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. First Empire undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

    Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; credit losses; sources of liquidity; regulatory supervision and oversight, including required capital levels; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes, including environmental regulations; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; continued availability of financing; and financial resources in the amounts, at the times and on the terms required to support the Company's future businesses. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                              Table 1

FINANCIAL HIGHLIGHTS

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE                                           1996           1995        CHANGE
---------------------------------------------------------------------------  -------------  ------------  -----------
For the year
Net income.................................................................   $   151,103       131,036       +  15%
Per common share
 Net income
  Primary..................................................................   $     21.31         18.79        + 13
  Fully diluted............................................................         20.97         17.78        + 18
 Cash dividends............................................................          2.80          2.50        + 12
Average common shares outstanding
 Primary...................................................................         7,048         6,781         + 4
 Fully diluted.............................................................         7,206         7,368          -2
Return on
 Average total assets......................................................          1.21%         1.14%
 Average common stockholders' equity.......................................         17.60%        17.16%
Market price per common share
 Closing...................................................................   $    288.00        218.00        + 32
 High......................................................................        289.63        218.00
 Low.......................................................................        209.00        136.50
                                                                              -----------    ----------       -----
At December 31
Loans and leases, net of unearned discount.................................   $10,722,123     9,555,849        + 12%
Total assets...............................................................    12,943,915    11,955,902         + 8
Total deposits.............................................................    10,514,489     9,469,575        + 11
Total stockholders' equity.................................................       905,659       846,253         + 7
Stockholders' equity per common share......................................   $    135.45        125.33         + 8
                                                                              -----------    ----------       -----
                                                                              -----------    ----------       -----

FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                     Table 2

QUARTERLY TRENDS



                                                         1996 QUARTERS                               1995 QUARTERS
                                          -------------------------------------------  ------------------------------------------
TAXABLE-EQUIVALENT BASIS                    FOURTH      THIRD     SECOND      FIRST     FOURTH      THIRD     SECOND      FIRST
------------------------                  ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Earnings and dividends
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
Interest  income......................    $  257,196    251,336    248,673    244,714    242,704    241,374    232,468    216,250
Interest expense......................       119,343    117,884    114,996    114,185    116,726    116,329    112,096     96,579
                                          ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income...................       137,853    133,452    133,677    130,529    125,978    125,045    120,372    119,671
Less: provision for possible
  credit losses.......................        11,475     10,475     11,700      9,675     12,025     11,310      8,515      8,500
Other income..........................        47,641     44,893     41,463     36,251     44,850     44,398     33,888     26,402
Less: other expense...................       107,082    107,658     97,921     96,317     97,044     97,632     90,269     89,494
                                          ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before income taxes............        66,937     60,212     65,519     60,788     61,759     60,501     55,476     48,079
Applicable income taxes...............        25,288     23,090     25,790     23,698     23,949     23,694     22,747     19,747
Taxable-equivalent  adjustment........         1,229      1,251      1,070        937      1,023      1,180      1,275      1,164
                                          ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income............................    $   40,420     35,871     38,659     36,153     36,787     35,627     31,454     27,168
                                          ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Cash dividends on preferred stock.....    $   --          --         --           900        900        900        900       900
Per common share data
 Net income  Primary..................    $     5.70       5.05       5.36       5.20       5.29       5.14       4.51       3.85
  Fully diluted.......................          5.68       5.05       5.36       4.96       5.03       4.89       4.31       3.68
 Net income, excluding securities
  transactions
  Primary.............................          5.73       5.05       5.36       5.17       5.33       4.71       4.52       3.85
  Fully diluted.......................          5.71       5.05       5.36       4.93       5.06       4.50       4.31       3.68
 Cash dividends.......................           .70        .70        .70        .70        .70        .60        .60        .60
Average common shares outstanding
 Primary..............................         7,098      7,104      7,212      6,778      6,774      6,763      6,768      6,820
 Fully
  diluted.............................         7,121      7,106      7,216      7,295      7,310      7,291      7,293      7,384
                                          ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance sheet data
DOLLARS IN MILLIONS, EXCEPT PER SHARE
Average  balances
 Total assets.........................    $   12,728     12,556     12,486     12,141     11,898     11,848     11,506     10,681
 Earning assets.......................        12,308     12,124     12,044     11,695     11,454     11,404     11,108     10,330

 Investment securities................         1,659      1,798      1,939      1,830      1,898      2,179      2,137      1,925

 Loans and leases, net of unearned
  discount............................        10,527     10,253      9,997      9,672      9,384      9,038      8,682      8,311
 Deposits.............................        10,609     10,459     10,069      9,496      9,423      9,011      8,945      8,698
 Stockholders' equity.................           891        857        855        849        825        801        766        737
                                          ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
At end of quarter
 Total assets.........................    $   12,944     12,821     12,542     12,671     11,956     11,754     11,630     11,277
 Earning  assets......................        12,504     12,282     12,015     12,129     11,461     11,321     11,201     10,727
 Investment securities................         1,572      1,753      1,817      2,108      1,769      1,954      2,159      2,045
 Loans and leases, net of unearned
  discount............................        10,722     10,437     10,129      9,912      9,556      9,222      8,881      8,559
 Deposits.............................        10,514     10,554     10,193      9,719      9,470      9,170      8,866      9,044
 Stockholders' equity.................           906        878        861        847        846        809        794        751
 Equity per common share..............    $   135.45     130.58     126.70     123.76     125.33     119.53     116.05     108.64
                                          ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
PERFORMANCE RATIOS, ANNUALIZED
Return on
 Average assets.......................          1.26%      1.14%      1.25%      1.20%      1.23%      1.19%      1.10%      1.03%
 Average common stockholders' equity..         18.05%     16.64%     18.18%     17.50%     18.14%     18.10%     16.87%     15.29%
Net interest margin on average
  earning assets......................          4.46%      4.38%      4.46%      4.49%      4.36%      4.35%      4.35%      4.70%
Nonperforming assets to total assets,
  at end of quarter...................           .82%       .82%       .75%       .71%       .84%       .72%       .72%       .79%
                                          ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Market price per common share
 High.................................    $  289 5/8        258        247    247 3/4        218    194 1/2    172 1/2       171
 Low..................................           250        239        232        209    190 1/2        170        159   136 1/2
 Closing..............................           288        249        241        246        218        190    171 1/2       171
                                          ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                     Table 3

EARNINGS SUMMARY
Dollars in millions



          INCREASE (DECREASE)*
---------------------------------------                                                                                COMPOUND
  1995 TO 1996         1994 TO 1995                                                                                    GROWTH RATE
-----------------  --------------------                                                                                5 YEARS
AMOUNT     %         AMOUNT      %                                   1996      1995      1994      1993       1992     1991 TO 1996
------  ---------  ---------  ---------  -----------------------   -------- ---------  --------- ---------  ---------  ------------

$69.1      7       $181.4      24        Interest income**         $1,001.9   932.8    751.4     744.7      762.2            5%

 24.7      6        162.5      58        Interest expense             466.4   441.7    279.2     269.9      323.6            1
-----    ----      ------    -----       -----------------------   --------   -----    -----     -----      -----           ---
 44.4      9         18.8       4        Net interest income**        535.5   491.1    472.2     474.8      438.6           10
                                         Less: provision for possible
  3.0      7        (20.2)    (33)        credit losses                43.3    40.4     60.5      80.0       85.0           (7)
                                         Gain on sales of bank
 (4.5)    --          4.4      --         investment securities         --      4.5       .1        .9       28.1           --
 25.2     17         21.4      17        Other income                 170.3   145.1    123.6     109.7       98.2           17
                                         Less:

 20.1     11         27.0      17        Salaries and employee        208.3   188.2    161.2     154.3      130.8           15
                                          benefits

 14.4      8         10.6       6        Other expense                200.7   186.3    175.6     173.5      180.6           10
-----    ----      ------    -----       -----------------------   --------   -----    ------    -----      ------         ----
 27.6     12         27.3      14        Income before income         253.5   225.8    198.6     177.6      168.5           15
                                          taxes
                                         Less:
  (.2)    (3)          .6      14        Taxable-equivalent             4.5     4.7      4.1       4.1        5.8          (12)
                                          adjustment**
  7.7      9         13.0      17        Income taxes                  97.9    90.1     77.2      71.5       64.8           16
-----    ---        -----    -----       -----------------------     ------    -----   -----     -----      -----          ----
$20.1     15        $13.7      12        Net income                  $151.1   131.0    117.3     102.0       97.9           18%
-----    ---        -----    -----       -----------------------     ------    -----   -----     -----      -----          ----
-----    ---        -----    -----       -----------------------     ------    -----   -----     -----      -----          ----


*   Changes were calculated from unrounded amounts.

** Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment is primarily to interest received on qualified municipal securities and industrial revenue financings and is based on a composite income tax rate of approximately 42% for 1996, 1995 and 1993, 43% for 1994, and 41% for 1992.

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                      Table 4
INTEREST RATE SWAPS


                                                                                 YEAR ENDED DECEMBER 31
                                                      -----------------------------------------------------------------------------
                                                                 1996                      1995                      1994
                                                      --------------------------  -----------------------  ------------------------
DOLLARS IN THOUSANDS                                     AMOUNT        RATE*         AMOUNT       RATE*      AMOUNT        RATE*
----------------------------------------------------  ------------  ------------  ------------  ---------  -----------  -----------
Increase (decrease) in:
Interest income.....................................  $        (34)       --%     $     (5,831)      (.05)% $    10,463        .10%
Interest expense....................................       (15,488)     (.15)           (6,715)      (.07)       (2,018)      (.03)
                                                      ------------  ------------  ------------  ---------   -----------       ---
Net interest income/margin..........................  $     15,454       .13%     $        884        .01%  $    12,481        .13%
                                                      ------------  ------------  ------------  ---------   -----------       ---
Average notional amount**...........................  $  2,410,547                $  2,536,329              $ 1,627,454
Fixed rate received***..............................                    6.66%                        6.17%                    5.72%
Variable rate paid***...............................                    6.02%                        6.14%                    4.93%
                                                                     ------------               ----------                    -----
                                                                     ------------               ----------                    -----

* Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**  Excludes forward-starting interest rate swaps.

*** Weighted-average rate paid or received on interest rate swaps in effect during year.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                     TABLE 5

AVERAGE LOANS AND LEASES
(NET OF UNEARNED DISCOUNT)

                                                                                               PERCENT INCREASE FROM
                                                                                        ------------------------------------
DOLLARS IN MILLIONS                                                            1996       1995 TO 1996       1994 TO 1995
---------------------------------------------------------------------------  ---------  -----------------  -----------------
Commercial, financial, etc.................................................  $   2,031             13%                21%
Real estate--commercial....................................................      3,770              8                 12
Real estate--consumer......................................................      2,123             17                 26
Consumer
  Automobile...............................................................      1,012             41                 66
  Home equity..............................................................        610              4                  1
  Credit cards.............................................................        258             47                 28
  Other....................................................................        310             13                 19
                                                                             ---------            ----               ----
    Total consumer.........................................................      2,190             25                 27
                                                                             ---------            ----               ----
Total......................................................................  $  10,114             14%                19%
                                                                             ---------            ----               ----
                                                                             ---------            ----               ----

    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                              Table 6

COMMERCIAL REAL ESTATE LOANS
(net of unearned discount)
December 31, 1996

                                                                                      PERCENT OF DOLLARS OUTSTANDING BY
                                                                                                  LOAN SIZE
                                                                           OUT-     -------------------------------------------
DOLLARS IN MILLIONS                                                      STANDINGS     $0-1         $1-3         $3-10    $10+
-----------------------------------------------------------------------  ---------      ---          ---         -----    -----
Metropolitan New York City
 Apartments/Multifamily................................................   $ 1,272.5      14%          19%          18%       9%
 Office................................................................       269.7       1            2            8        2
 Retail................................................................       316.3       2            7            5        1
 Construction..........................................................         6.6      --           --           --       --
 Industrial............................................................        98.2       1            1            2       --
 Other.................................................................       172.7       2            3            2        1
                                                                          ---------      --           --           --      ---
  Total Metropolitan New York City.....................................   $ 2,136.0      20%          32%          35%      13%
                                                                          ---------     ---          ---          ---      ---
Other New York State
 Apartments/Multifamily................................................      $337.7       7%           7%           6%      --%
 Office................................................................       441.6       8            8            8        3
 Retail................................................................       225.8       6            5            4       --
 Construction..........................................................        44.8       1            1           --       --
 Industrial............................................................       150.5       5            2            1       --
 Other.................................................................       450.6      11            9            6        2
                                                                          ---------     ---          ---          ---      ---
  Total other New York State...........................................    $1,651.0      38%          32%          25%       5%
                                                                          ---------     ---          ---          ---      ---
Other
 Apartments/Multifamily................................................       $43.7      4%           17%           5%      --%
 Office................................................................         4.0     --            --            2       --
 Retail................................................................        43.7      1             8           16       --
 Industrial............................................................        19.2      2             3            7       --
 Other.................................................................        58.6      6            11           11        7
                                                                          ---------     ---         ----         ----      ---
    Total other........................................................      $169.2     13%           39%          41%       7%
                                                                          ---------     ---         ----         ----      ---
    Total commercial real estate loans.................................    $3,956.2     27%           32%          31%      10%
                                                                          ---------      ---        ----         ----      ---
                                                                          ---------      ---        ----         ----      ---

    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                             Table 7

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES



AVERAGE BALANCE                                1996                             1995                             1994
  IN MILLIONS;                 ---------------------------------  ------------------------------   ---------------------------------
  INTEREST IN                    AVERAGE                 AVERAGE    AVERAGE               AVERAGE    AVERAGE                AVERAGE
  THOUSANDS                      BALANCE     INTEREST     RATE      BALANCE   INTEREST     RATE      BALANCE   INTEREST      RATE
----------------------------   ----------  ----------  ---------  ---------  ---------  ---------  ---------  ---------  -----------
Assets
Earning assets
Loans and leases, net of
 unearned discount*
 Commercial, financial, etc..  $    2,031  $  166,022       8.17%     1,804    155,750       8.63%     1,487    116,479        7.84%
 Real estate.................       5,893     512,269       8.69      5,301    471,714       8.90      4,562    390,681        8.56
 Consumer....................       2,190     204,831       9.35      1,752    169,149       9.65      1,378    128,117        9.30
                               ----------  ----------  ---------  ---------  ---------  ---------  ---------  ---------       -----
  Total loans and leases,
   net.......................      10,114     883,122       8.73      8,857    796,613       8.99      7,427    635,277        8.55
                               ----------  ----------  ---------  ---------  ---------  ---------  ---------  ---------       -----
Money-market assets
 Interest-bearing deposits at
  banks......................          38       2,413       6.30        110      8,181       7.44         48      2,212        4.58
 Federal funds
  sold and agreements to
  resell securities..........          55       2,985       5.45         48      3,007       6.29        109      4,751        4.35
 Trading account.............          31       1,100       3.62         28      1,339       4.78          9        499        5.92
                               ----------  ----------  ---------  ---------  ---------  ---------  ---------  ---------       -----
  Total money- market
   assets....................         124       6,498       5.26        186     12,527       6.75        166      7,462        4.50
                               ----------  ----------  ---------  ---------  ---------  ---------  ---------  ---------       -----
                               ----------  ----------  ---------  ---------  ---------  ---------  ---------  ---------       -----
Investment securities**
 U.S. Treasury and
  federal agencies...........       1,200      74,023       6.17      1,242     74,248       5.98      1,167     56,685        4.86
 Obligations of states and
  political subdivisions.....          41       2,678       6.57         50      3,420       6.90         53      3,072        5.77
 Other.......................         565      35,598       6.30        743     45,988       6.19        852     48,933        5.74
                               ----------  ----------  ---------  ---------  ---------  ---------  ---------  ---------       -----
  Total investment
    securities...............       1,806     112,299       6.22      2,035    123,656       6.08      2,072    108,690        5.24
                               ----------  ----------  ---------  ---------  ---------  ---------  ---------  ---------       -----
  Total earning assets.......      12,044   1,001,919       8.32     11,078    932,796       8.42      9,665    751,429        7.77
                               ----------  ----------  ---------  ---------  ---------  ---------  ---------  ---------       -----
Allowance for possible
  credit losses..............        (269)                             (254)                            (223)
Cash and due from banks......         334                               326                              307
Other assets.................         370                               335                              276
                                ----------                          --------                         --------
  Total assets...............   $  12,479                            11,485                           10,025
                                ----------                         ---------                         --------
                                ----------                         ---------                         --------
Liabilities and stockholders'
  equity
  Interest-bearing
   liabilities
  Interest-bearing deposits
  NOW accounts...............   $     659       9,430       1.43        761     11,902       1.56        746     11,286        1.51
  Savings deposits...........       2,956      84,822       2.87      2,922     87,612       3.00      3,274     84,804        2.59
  Time deposits..............       5,137     286,088       5.57      4,112    239,882       5.83      2,179     97,067        4.45
  Deposits at foreign
   office....................         239      12,399       5.19        133      6,952       5.23        156      5,894        3.79
                               ----------  ----------  ---------  ---------  ---------  ---------  ---------  ---------       -----
Total interest-bearing
  deposits...................       8,991     392,739       4.37      7,928    346,348       4.37      6,355    199,051        3.13
                               ----------  ----------  ---------  ---------  ---------  ---------  ---------  ---------       -----
                               ----------  ----------  ---------  ---------  ---------  ---------  ---------  ---------       -----
Short-term borrowings........       1,133      59,442       5.25      1,423     84,225       5.92      1,772     73,868        4.17
Long-term borrowings.........         189      14,227       7.51        146     11,157       7.64         77      6,287        8.13
                               ----------  ----------  ---------  ---------  ---------  ---------  ---------  ---------       -----
Total interest-
  bearing liabilities........      10,313     466,408       4.52      9,497    441,730       4.65      8,204    279,206        3.40
                               ----------  ----------  ---------  ---------  ---------  ---------  ---------  ---------    --------
Demand deposits..............       1,169                             1,093                             1011
Other liabilities............         134                               112                               87
                               ----------                         ---------                        ---------
  Total liabilities..........      11,616                            10,702                            9,302
                               ----------                         ---------                        ---------
Stockholders' equity.........         863                               783                              723
                               ----------                         ---------                        ---------
  Total liabilities and
   stockholders' equity......  $   12,479                            11,485                           10,025
                               ----------                         ---------                        ---------
                               ----------                         ---------                        ---------
Net interest spread..........                               3.80                             3.77                              4.37
Contribution of
  interest-free funds........                                .65                              .66                               .52
                                           ---------- ----------              --------- ---------             ---------    --------
Net interest income/ margin
  on earning assets..........              $  535,511       4.45%               491,066      4.43%              472,223        4.89%
                                           ---------- ----------              --------- ---------             ---------    --------
                                           ---------- ----------              --------- ---------             ---------    --------

*   Includes nonaccrual loans.

**  Includes available for sale securities at amortized cost.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

                                                                 1993                               1992
                                                  -----------------------------------  -------------------------------
AVERAGE BALANCE IN MILLIONS; INTEREST IN           AVERAGE                  AVERAGE     AVERAGE               AVERAGE
  THOUSANDS                                        BALANCE     INTEREST      RATE       BALANCE   INTEREST     RATE
------------------------------------------------  ----------  ----------  -----------  ---------  ---------  ---------
Assets
Earning assets
 Loans and leases, net of unearned discount*
  Commercial, financial, etc....................  $    1,420  $  112,568        7.93%      1,237    103,786       8.39%
 Real estate....................................       4,387     379,832        8.66       4,225    392,384       9.29
 Consumer.......................................       1,175     118,461       10.08       1,109    109,284       9.85
                                                  ----------  ----------       -----   ---------  ---------  ---------
  Total loans and leases, net...................       6,982     610,861        8.75       6,571    605,454       9.21
                                                  ----------  ----------       -----   ---------  ---------  ---------
Money-market assets
 Interest-bearing deposits at banks.............         189       6,740        3.56          29      1,083       3.76
 Federal funds sold and agreements to resell
  securities....................................         610      20,403        3.35         510     18,100       3.55
 Trading account................................          27       1,434        5.32          55      3,096       5.62
                                                  ----------  ----------       -----   ---------  ---------  ---------
  Total money-market assets.....................         826      28,577        3.46         594     22,279       3.75
                                                  ----------  ----------       -----   ---------  ---------  ---------
Investment securities**
 U.S. Treasury and federal agencies.............       1,300      62,420        4.80       1,204     81,940       6.81
 Obligations of states and political
  subdivisions..................................          41       2,600        6.40         103      8,122       7.85
 Other..........................................         832      40,251        4.84         686     44,414       6.48
                                                  ----------  ----------       -----   ---------  ---------  ---------
  Total investment securities...................       2,173     105,271        4.84       1,993    134,476       6.75
                                                  ----------  ----------       -----   ---------  ---------  ---------
  Total earning assets..........................       9,981     744,709        7.46       9,158    762,209       8.32
                                                  ----------  ----------       -----   ---------  ---------  ---------
Allowance for possible credit losses............        (174)                               (130)
Cash and due from banks.........................         304                                 273
Other assets....................................         279                                 253
                                                  ----------                           ---------
  Total assets..................................  $   10,390                               9,554
                                                  ----------                           ---------
                                                  ----------                           ---------
Liabilities and stockholders' equity
 Interest-bearing liabilities
 Interest-bearing deposits
 NOW accounts...................................  $      747      13,113        1.75         666     16,544       2.48
 Savings deposits...............................       3,500      90,392        2.58       3,338    110,142       3.30
 Time deposits..................................       2,249      98,508        4.38       2,773    153,588       5.54
 Deposits at foreign office.....................         120       3,243        2.71         130      4,348       3.35
                                                  ----------  ----------       -----   ---------  ---------  ---------
  Total interest-bearing deposits...............       6,616     205,256        3.10       6,907    284,622       4.12
                                                  ----------  ----------       -----   ---------  ---------  ---------
Short-term borrowings...........................       1,922      58,459        3.04       1,121     38,386       3.42
Long-term borrowings............................          76       6,158        8.14           7        590       8.32
                                                  ----------  ----------       -----   ---------  ---------  ---------
  Total interest-bearing liabilities............       8,614     269,873        3.13       8,035    323,598       4.03
                                                  ----------  ----------       -----   ---------  ---------  ---------
Demand deposits.................................         976                                 789
Other liabilities...............................         130                                 147
                                                  ----------                           ----------
  Total liabilities.............................       9,720                               8,971
                                                  ----------                           ----------
Stockholders' equity............................         670                                 583
                                                  ----------                           ----------
  Total liabilities and stockholders' equity....  $   10,390                               9,554
                                                  ----------                           ---------
                                                  ----------                           ---------
Net interest spread.............................                                4.33                              4.29
Contribution of interest-free funds.............                                 .43                               .50
                                                              ----------  ----------              ---------  ---------
Net interest income/margin on earning assets....              $  474,836        4.76%               438,611       4.79%
                                                              ----------  ----------               ---------  ---------
                                                              ----------  ----------               ---------  ---------


*   Includes nonaccrual loans.

**  Includes available for sale securities at amortized cost.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                   Table 8

AVERAGE CORE DEPOSITS


                                                                                         PERCENT INCREASE (DECREASE) FROM
                                                                                         --------------------------------
DOLLARS IN MILLIONS                                                             1996      1995 TO 1996     1994 TO 1995
----------------------------------------------------------------------------  ---------  ---------------  ---------------
NOW accounts................................................................  $     659           (13)%              2%
Savings deposits............................................................      2,956             1              (11)
Time deposits under $100,000................................................      3,194            22               47
Demand deposits.............................................................      1,169             7                8
                                                                              ---------          ----           ------
    Total...................................................................  $   7,978             8%               9%
                                                                              ---------          ----           ------
                                                                              ---------          ----           ------

FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                   Table 9

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES

DOLLARS IN THOUSANDS                                           1996       1995       1994       1993       1992
----------------------------------------------------------  ----------  ---------  ---------  ---------  ---------
Allowance for possible credit losses beginning balance....  $  262,344    243,332    195,878    151,690    100,265
                                                            ----------  ---------  ---------  ---------  ---------
Charge-offs during year
  Commercial, financial, agricultural, etc................       6,120      5,475      5,505     14,118     15,966
  Real estate--construction...............................      --         --         --            150        400
  Real estate--mortgage...................................       7,389     10,750     17,957     22,686     27,530
  Consumer................................................      36,037     14,982      8,981      9,135      7,488
                                                            ----------  ---------  ---------  ---------  ---------
      Total charge-offs...................................      49,546     31,207     32,443     46,089     51,384
                                                            ----------  ---------  ---------  ---------  ---------
Recoveries during year
  Commercial, financial, agricultural, etc................       3,671      3,967      7,877      5,403      2,095
  Real estate--construction...............................          50         87         13     --         --
  Real estate--mortgage...................................       3,049      2,137      4,515      1,772        445
  Consumer................................................       7,573      3,678      3,418      3,144      2,531
                                                            ----------  ---------  ---------  ---------  ---------
      Total recoveries....................................      14,343      9,869     15,823     10,319      5,071
                                                            ----------  ---------  ---------  ---------  ---------
Net charge-offs...........................................      35,203     21,338     16,620     35,770     46,313
Provision for possible credit losses......................      43,325     40,350     60,536     79,958     84,989
Allowance for possible credit losses acquired during the
  year....................................................      --         --          3,538     --         12,749
                                                            ----------  ---------  ---------  ---------  ---------
Allowance for possible credit losses ending balance.......  $  270,466    262,344    243,332    195,878    151,690
                                                            ----------  ---------  ---------  ---------  ---------
Net charge-offs as a percent of:
  Provision for possible credit losses....................       81.25%     52.88%     27.45%     44.74%     54.49%
 Average loans and leases, net of unearned discount.......         .35%       .24%       .22%       .51%       .70%
                                                            ----------  ---------  ---------  ---------  ---------
Allowance for possible credit losses as a percent of loans
  and leases, net of unearned discount, at year-end.......        2.52%      2.75%      2.96%      2.70%      2.17%
                                                            ----------  ---------  ---------  ---------  ---------
                                                            ----------  ---------  ---------  ---------  ---------

FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                              Table 10

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES TO LOAN CATEGORIES

                                                                                           DECEMBER 31
                                                                      ------------------------------------------------------
DOLLARS IN THOUSANDS                                                     1996       1995       1994       1993       1992
--------------------------------------------------------------------  ----------  ---------  ---------  ---------  ---------
Commercial, financial, agricultural, etc............................  $   39,556     36,793     44,092     42,820     18,100
Real estate--mortgage...............................................      73,879     75,894     72,285     78,823     19,740
Consumer............................................................      34,224     23,385     17,532     13,630      6,700
Unallocated.........................................................     122,807    126,272    109,423     60,605    107,150
                                                                      ----------  ---------  ---------  ---------  ---------
      Total.........................................................  $  270,466    262,344    243,332    195,878    151,690
                                                                      ----------  ---------  ---------  ---------  ---------
                                                                      ----------  ---------  ---------  ---------  ---------
AS A PERCENTAGE OF GROSS LOANS AND LEASES OUTSTANDING
Commercial, financial, agricultural, etc............................        1.79%      1.83%      2.62%      2.84%      1.22%
Real estate--mortgage...............................................        1.19       1.34       1.43       1.74        .45
Consumer............................................................        1.30       1.10       1.05       1.02        .55
                                                                      ----------  ---------  ---------  ---------  ---------
                                                                      ----------  ---------  ---------  ---------  ---------

               FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                Table 11

NONPERFORMING ASSETS


                                                                                              DECEMBER 31
                                                                         -----------------------------------------------------
DOLLARS IN THOUSANDS                                                       1996       1995       1994       1993       1992
-----------------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Nonaccrual loans.......................................................  $  58,232     75,224     62,787     68,936     96,057

Loans past due 90 days or more.........................................     39,652     17,842     11,754     11,122     17,536
Renegotiated loans.....................................................     --         --          2,994      2,195     --
                                                                         ---------  ---------  ---------  ---------  ---------
Total nonperforming loans..............................................     97,884     93,066     77,535     82,253    113,593
Other real estate owned................................................      8,523      7,295     10,065     12,222     16,694
                                                                         ---------  ---------  ---------  ---------  ---------
Total nonperforming assets.............................................  $ 106,407    100,361     87,600     94,475    130,287
                                                                         ---------  ---------  ---------  ---------  ---------
Government guaranteed nonperforming loans*.............................  $  25,847      7,779      7,883      9,089      7,289
                                                                         ---------  ---------  ---------  ---------  ---------
Nonperforming loans to total loans and leases, net of unearned
  discount.............................................................        .91%       .97%       .94%      1.13%      1.63%
Nonperforming assets to total net loans and leases and other real
  estate owned.........................................................        .99%      1.05%      1.06%      1.30%      1.86%
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------  ---------

------------------------

*   Included in total nonperforming loans.

             FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                 Table 12

MATURITY DISTRIBUTION OF LOANS*
December 31, 1996

                                                                                               1998 -      AFTER
DOLLARS IN THOUSANDS                                                    DEMAND       1997       2001       2001
-------------------------------------------------------------------  ------------  ---------  ---------  ---------
Commercial, financial, agricultural, etc...........................  $  1,322,193    244,636    415,216    127,263
Real estate--construction..........................................        17,826     56,746     15,926     --
                                                                     ------------  ---------  ---------  ---------
  Total............................................................  $  1,340,019    301,382    431,142    127,263
                                                                     ------------  ---------  ---------  ---------
                                                                     ------------  ---------  ---------  ---------
Floating or adjustable interest rates..............................                           $ 380,493     77,148
Fixed or predetermined interest rates..............................                              50,649     50,115
                                                                                              ---------  ---------
  Total............................................................                           $ 431,142    127,263
                                                                                              ---------  ---------
                                                                                              ---------  ---------

------------------------

*   The data do not include nonaccrual loans.

             FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                    Table 13

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE

DOLLARS IN THOUSANDS                                              DECEMBER 31, 1996
----------------------------------------------------------------  -----------------
Under 3 months..................................................   $        916,706
3 to 6 months...................................................            320,614
6 to 12 months..................................................            292,755
Over 12 months..................................................            617,478
                                                                  -----------------
  Total.........................................................   $      2,147,553
                                                                  -----------------
                                                                  -----------------

               FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                Table 14

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

                                                                   ONE YEAR   ONE TO FIVE   FIVE TO   OVER TEN
DOLLARS IN THOUSANDS                                               OR LESS       YEARS     TEN YEARS    YEARS       TOTAL
----------------------------------------------------------------  ----------  -----------  ---------  ---------  ------------
December 31, 1996
INVESTMENT SECURITIES AVAILABLE FOR SALE*
U.S. Treasury and federal agencies
  Carrying value................................................  $    2,504     456,950      --         --      $    459,454
  Yield.........................................................        7.89%       6.20%     --         --              6.21%
Mortgage-backed securities**
  Government issued or guaranteed
    Carrying value..............................................      24,828      65,605      58,705    337,770       486,908
    Yield.......................................................        5.83%       6.14%       6.43%      6.29%         6.26%
  Privately issued
    Carrying value................................................    24,817     144,477      90,634    138,085       398,013
    Yield.........................................................      6.08%       6.23%       6.22%      6.63%         6.36%
Other debt securities
  Carrying value................................................         325       1,007      --         --             1,332
  Yield.........................................................        8.67%       8.46%     --         --              8.51%
Equity securities
  Carrying value................................................      --          --          --         --            50,965
  Yield.........................................................      --          --          --         --              7.40%
                                                                  ----------  -----------  ---------  ---------  ------------
Total investment securities available for sale
  Carrying value................................................  $   52,474     668,039     149,339    475,855  $  1,396,672
  Yield.........................................................        6.05%       6.20%       6.30%      6.39%         6.31%
                                                                  ----------  -----------  ---------  ---------  ------------
                                                                  ----------  -----------  ---------  ---------  ------------
INVESTMENT SECURITIES HELD TO MATURITY
U.S. Treasury and federal agencies
  Carrying value................................................  $   18,709      57,967      --         --      $     76,676
  Yield.........................................................        6.40%       6.39%     --         --              6.39%
Obligations of states and political subdivisions
  Carrying value................................................      37,240       2,848       1,277         80        41,445
  Yield.........................................................        6.14%       9.47%       9.63%     10.83%         6.49%
Other debt securities
  Carrying value................................................      --             495      --         --               495
  Yield.........................................................      --            7.37%     --         --              7.37%
                                                                  ----------  -----------  ---------  ---------  ------------
Total investment securities held to maturity
  Carrying value................................................  $   55,949      61,310       1,277         80  $    118,616
  Yield.........................................................        6.23%       6.54%       9.63%     10.83%         6.43%
                                                                  ----------  -----------  ---------  ---------  ------------
                                                                  ----------  -----------  ---------  ---------  ------------
OTHER INVESTMENT SECURITIES.....................................  $   --          --          --         --      $     56,410
                                                                  ----------  -----------  ---------  ---------  ------------
Total investment securities
  Carrying value................................................  $  108,423     729,349     150,616    475,935  $  1,571,698
  Yield.........................................................        6.14%       6.23%       6.33%      6.39%         6.09%
                                                                  ----------  -----------  ---------  ---------  ------------
                                                                  ----------  -----------  ---------  ---------  ------------

* Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

** Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

               FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                    Table 15

INTEREST RATE SENSITIVITY
DOLLARS IN THOUSANDS BY REPRICING DATE


                                                     THREE MONTHS      FOUR TO       ONE TO    AFTER FIVE
DECEMBER 31, 1996                                       OR LESS     TWELVE MONTHS  FIVE YEARS    YEARS        TOTAL
---------------------------------------------------  -------------  -------------  ----------  ----------  ------------
Loans and leases, net..............................  $   4,496,727     1,470,989    3,670,504   1,083,903    10,722,123
Money-market assets................................        164,568        45,000          400      --           209,968
Investment securities..............................        130,792       422,166      753,450     265,290     1,571,698
                                                     -------------  -------------  ----------  ----------  ------------
      Total earning assets.........................      4,792,087     1,938,155    4,424,354   1,349,193    12,503,789
                                                     -------------  -------------  ----------  ----------  ------------
NOW accounts.......................................        334,787       --            --          --           334,787
Savings deposits...................................      3,280,788       --            --          --         3,280,788
Time deposits......................................      1,669,720     2,085,054    1,589,410       8,565     5,352,749
Deposits at foreign office.........................        193,236       --            --          --           193,236
                                                     -------------  -------------  ----------  ----------  ------------
      Total interest-bearing deposits..............      5,478,531     2,085,054    1,589,410       8,565     9,161,560
                                                     -------------  -------------  ----------  ----------  ------------
Short-term borrowings..............................      1,150,187       --            --          --         1,150,187
Long-term borrowings...............................             32           141        1,253     176,576       178,002
                                                     -------------  -------------  ----------  ----------  ------------
      Total interest-bearing liabilities...........      6,628,750     2,085,195    1,590,663     185,141    10,489,749
                                                     -------------  -------------  ----------  ----------  ------------
Interest rate swaps................................     (2,032,495)      345,960    1,576,223     110,312       --
                                                     -------------  -------------  ----------  ----------  ------------
Periodic gap.......................................  $  (3,869,158)      198,920    4,409,914   1,274,364
Cumulative gap.....................................     (3,869,158)   (3,670,238)     739,676   2,014,040
Cumulative gap as a % of total earning assets......          (30.9%        (29.4)%        5.9%       16.1%
                                                     -------------  ------------   ----------  ----------  ------------
                                                     -------------  ------------   ----------  ----------  ------------

Item 8. Financial Statements and Supplementary Data. Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and table 2 "Quarterly Trends" presented in Part II,
         Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Index to Financial Statements and Financial Statement Schedules

              Report of Independent Accountants

              Consolidated Balance Sheet -
              December 31, 1996 and 1995

              Consolidated Statement of Income -
              Years ended December 31, 1996, 1995 and 1994

              Consolidated Statement of Cash Flows -
              Years ended December 31, 1996, 1995 and 1994

              Consolidated Statement of Changes in
              Stockholders' Equity - Years ended December 31,
              1996, 1995 and 1994

              Notes to Financial Statements

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of First Empire State Corporation:

We have audited the accompanying consolidated balance sheet of First Empire State Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of First Empire State Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 122 in 1995, which changed its method of accounting for mortgage servicing rights.


/s/ PRICE WATERHOUSE LLP

Buffalo, New York
January 9, 1997

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                                         DECEMBER 31
                                                                                 ---------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE                                               1996           1995
-------------------------------------------------------------------------------  -------------  ------------
Assets
Cash and due from banks........................................................  $     324,659       363,119
Money-market assets
  Interest-bearing deposits at banks...........................................         47,325       125,500
  Federal funds sold and agreements to resell securities.......................        125,326         1,000
  Trading account..............................................................         37,317         9,709
                                                                                 -------------  ------------
      Total money-market assets................................................        209,968       136,209
                                                                                 -------------  ------------
Investment securities
  Available for sale (cost: $1,400,976 in 1996; $1,537,393 in 1995)............      1,396,672     1,531,893
  Held to maturity (market value: $119,316 in 1996; $187,476 in 1995)..........        118,616       185,834
  Other (market value: $56,410 in 1996; $51,568 in 1995)........................        56,410        51,568
                                                                                 -------------  ------------
      Total investment securities..............................................      1,571,698     1,769,295
                                                                                 -------------  ------------
Loans and leases...............................................................     11,120,221     9,873,723
 Unearned discount.............................................................       (398,098)     (317,874)
 Allowance for possible credit losses..........................................       (270,466)     (262,344)
                                                                                 -------------  ------------
   Loans and leases, net.......................................................     10,451,657     9,293,505
                                                                                 -------------  ------------
Premises and equipment.........................................................        128,521       128,516
Accrued interest and other assets..............................................        257,412       265,258
                                                                                 -------------  ------------
      Total assets.............................................................  $  12,943,915    11,955,902
                                                                                 -------------  ------------
                                                                                 -------------  ------------
Liabilities
Noninterest-bearing deposits...................................................  $   1,352,929     1,184,359
NOW accounts...................................................................        334,787       768,559
Savings deposits...............................................................      3,280,788     2,765,301
Time deposits..................................................................      5,352,749     4,596,053
Deposits at foreign office.....................................................        193,236       155,303
                                                                                 -------------  ------------
      Total deposits...........................................................     10,514,489     9,469,575
                                                                                 -------------  ------------
Federal funds purchased and agreements to repurchase securities................      1,015,408     1,213,372
Other short-term borrowings....................................................        134,779        59,834
Accrued interest and other liabilities.........................................        195,578       174,077
Long-term borrowings...........................................................        178,002       192,791
                                                                                 -------------  ------------
      Total liabilities........................................................     12,038,256    11,109,649
                                                                                 -------------  ------------
Stockholders' Equity
Preferred stock, $1 par, 1,000,000 shares authorized, 40,000 shares outstanding
  in 1995, stated at aggregate liquidation value...............................       --              40,000
Common stock, $5 par, 15,000,000 shares authorized, 8,097,472 shares issued....         40,487        40,487
Additional paid-in capital.....................................................         96,597        98,657
Retained earnings..............................................................        937,072       805,486
Unrealized investment losses, net..............................................         (2,485)       (3,155)
Treasury stock--common, at cost -1,411,286 shares in 1996;1,664,306 shares in
  1995.........................................................................       (166,012)     (135,222)
                                                                                 -------------  ------------

      Total stockholders' equity...............................................        905,659       846,253
                                                                                 -------------  ------------
      Total liabilities and stockholders' equity...............................  $  12,943,915    11,955,902
                                                                                 -------------  ------------
                                                                                 -------------  ------------

                See accompanying notes to financial statements.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

                                                                                       YEAR ENDED DECEMBER 31
                                                                                  --------------------------------
  DOLLARS IN THOUSANDS, EXCEPT PER SHARE                                             1996       1995       1994
--------------------------------------------------------------------------------  ----------  ---------  ---------
Interest income
  Loans and leases, including fees..............................................  $  881,002    794,181    633,077
  Money-market assets
    Deposits at banks...........................................................       2,413      8,181      2,212
    Federal funds sold and agreements to resell securities......................       2,985      3,007      4,751
    Trading account.............................................................         980      1,234        361
  Investment securities
    Fully taxable...............................................................     107,415    118,791    104,185
    Exempt from federal taxes...................................................       2,637      2,760      2,760
                                                                                  ----------  ---------  ---------
      Total interest income.....................................................     997,432    928,154    747,346
                                                                                  ----------  ---------  ---------
Interest expense
  NOW accounts..................................................................       9,430     11,902     11,286
  Savings deposits..............................................................      84,822     87,612     84,804
  Time deposits.................................................................     286,088    239,882     97,067
  Deposits at foreign office....................................................      12,399      6,952      5,894
  Short-term borrowings.........................................................      59,442     84,225     73,868
  Long-term borrowings..........................................................      14,227     11,157      6,287
                                                                                  ----------  ---------  ---------
      Total interest expense....................................................     466,408    441,730    279,206
                                                                                  ----------  ---------  ---------
  Net interest income...........................................................     531,024    486,424    468,140
  Provision for possible credit losses..........................................      43,325     40,350     60,536
                                                                                  ----------  ---------  ---------
  Net interest income after provision for possible credit losses................     487,699    446,074    407,604
                                                                                  ----------  ---------  ---------
Other income
  Mortgage banking revenues.....................................................      44,484     37,142     16,002
  Service charges on deposit accounts...........................................      40,659     38,290     35,016
  Trust income..................................................................      27,672     25,477     22,574
  Merchant discount and other credit card fees..................................      18,266     10,675      8,705
  Trading account and foreign exchange gains....................................       2,421      2,783        738
  Gain (loss) on sales of bank investment securities............................         (37)     4,479        128
  Other revenues from operations................................................      36,783     30,692     40,576
                                                                                  ----------  ---------  ---------
      Total other income........................................................     170,248    149,538    123,739
                                                                                  ----------  ---------  ---------
Other expense
  Salaries and employee benefits................................................     208,342    188,222    161,221
  Equipment and net occupancy...................................................      51,346     50,526     49,132
  Printing, postage and supplies................................................      15,167     14,442     13,516
  Deposit insurance.............................................................       9,337     14,675     16,442
  Other costs of operations.....................................................     124,786    106,574     96,551
                                                                                  ----------  ---------  ---------
      Total other expense.......................................................     408,978    374,439    336,862
                                                                                  ----------  ---------  ---------
  Income before income taxes....................................................     248,969    221,173    194,481
  Income taxes..................................................................      97,866     90,137     77,186
                                                                                  ----------  ---------  ---------
  Net income....................................................................  $  151,103    131,036    117,295
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
 Net income per common share
  Primary.......................................................................  $    21.31      18.79      16.35

  Fully diluted.................................................................       20.97      17.78      15.71
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

                See accompanying notes to financial statements.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                   YEAR ENDED DECEMBER 31
                                                                            -------------------------------------
DOLLARS IN THOUSANDS                                                            1996         1995         1994
--------------------------------------------------------------------------  ------------  -----------  ----------
Cash flows from operating activities
Net income................................................................  $    151,103      131,036     117,295
Adjustments to reconcile net income to net cash provided by operating activities
  Provision for possible credit losses....................................        43,325       40,350      60,536
  Depreciation and amortization of premises and equipment.................        19,457       18,530      17,625
  Amortization of capitalized mortgage servicing rights...................        10,509        7,251       3,503
  Provision for deferred income taxes.....................................        (3,901)      (7,360)     (2,866)
  Asset write-downs.......................................................         1,043        3,852       3,184
  Net gain on sales of assets.............................................        (1,539)     (12,121)     (4,744)
  Net change in accrued interest receivable, payable......................         1,248        4,381       8,084
  Net change in other accrued income and expense..........................        30,100       61,205     (39,654)
  Net change in loans held for sale.......................................        (8,662)    (136,303)    169,883
  Net change in trading account assets and liabilities....................        (8,508)      (2,288)      4,377
                                                                            ------------  -----------  ----------
  Net cash provided by operating activities...............................       234,175      108,533     337,223
                                                                            ------------  -----------  ----------
Cash flows from investing activities
Proceeds from sales of investment securities
  Available for sale......................................................       275,627      448,532      52,824
  Held to maturity........................................................       --               990      --
  Other...................................................................       --           --            7,446
Proceeds from maturities of investment securities
  Available for sale......................................................       390,563      244,862     562,498
  Held to maturity........................................................       125,480      115,986      55,283
  Other...................................................................           721      --           --
Purchases of investment securities
  Available for sale......................................................      (532,106)    (418,507)    (17,143)
  Held to maturity........................................................       (58,274)    (295,582)    (59,704)
  Other...................................................................        (2,776)      (3,408)    (20,292)
Net (increase) decrease in interest-bearing deposits at banks.............        78,175     (125,357)     54,901
Net increase in loans and leases..........................................    (1,189,033)  (1,189,108)   (778,201)
Capital expenditures, net.................................................       (20,333)     (17,520)     (6,876)
Acquisitions, net of cash acquired........................................       --            52,298     102,721
Other, net................................................................         4,432        4,078      23,185
                                                                            ------------  -----------  ----------
 Net cash used by investing activities....................................      (927,524)  (1,182,736)    (23,358)
                                                                            ------------  -----------  ----------
Cash flows from financing activities
Net increase in deposits..................................................     1,042,108    1,139,555     413,865
Net decrease in short-term borrowings.....................................      (145,281)    (124,644)   (807,826)
Proceeds from issuance of subordinated debt...............................       --           100,000      --
Payments on long-term borrowings..........................................       (14,900)      (3,529)       (116)
Purchases of treasury stock...............................................       (80,810)     (37,374)    (43,964)
Dividends paid--common....................................................       (18,617)     (16,224)    (14,743)
Dividends paid--preferred.................................................          (900)      (3,600)     (3,600)
Other, net................................................................        (2,385)       3,277      (1,841)
                                                                            ------------  -----------  ----------
 Net cash provided (used) by financing activities.........................       779,215    1,057,461    (458,225)
                                                                            ------------  -----------  ----------
Net increase (decrease) in cash and cash equivalents......................  $     85,866      (16,742)   (144,360)
Cash and cash equivalents at beginning of year............................       364,119      380,861     525,221
Cash and cash equivalents at end of year..................................  $    449,985      364,119     380,861
                                                                            ------------  -----------  ----------
                                                                            ------------  -----------  ----------
Supplemental disclosure of cash flow information
Interest received during the year.........................................  $    985,287      909,005     743,184
Interest paid during the year.............................................       459,963      408,221     270,802
Income taxes paid during the year.........................................        83,929       68,237     110,162
                                                                            ------------  -----------  ----------
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans...............................  $      8,214        7,372       9,936
Conversion of preferred stock to common stock.............................        40,000      --           --
                                                                            ------------  -----------  ----------
                                                                            ------------  -----------  ----------

                See accompanying notes to financial statements.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        ADDITIONAL                    UNREALIZED
  DOLLARS IN THOUSANDS,       PREFERRED     COMMON        PAID-IN     RETAINED     INVESTMENT GAINS     TREASURY
     EXCEPT PER SHARE           STOCK        STOCK        CAPITAL     EARNINGS      (LOSSES), NET        STOCK       TOTAL
----------------------------  ----------  -----------  -------------  ---------  --------------------  ----------  ----------
1994
  Balance--January 1, 1994    $40,000         40,487        97,787      595,322            9,148          (58,750) $  723,994
  Net income................      --          --            --          117,295           --               --         117,295
  Preferred stock cash
    dividends...............      --          --            --           (3,600)          --               --          (3,600)
  Common stock cash
    dividends--$2.20 per
    share...................      --          --            --          (14,743)          --               --         (14,743)
  Exercise of stock
    options.................      --          --               227       --               --                1,490       1,717
  Purchases of treasury
    stock...................      --          --            --           --               --              (43,964)    (43,964)
  Unrealized losses on
    investment securities
    available for sale,
    net.....................      --          --            --           --              (59,703)          --         (59,703)
                              -------       --------        ------    ---------          -------       ----------  ----------
  Balance--December 31,
    1994....................  $40,000         40,487        98,014      694,274          (50,555)        (101,224) $  720,996
                              -------       --------        ------    ---------          -------       ----------  ----------
1995
  Net income................      --          --            --          131,036           --               --         131,036
  Preferred stock cash
    dividends...............      --          --            --           (3,600)          --               --          (3,600)
  Common stock cash
    dividends--$2.50 per
    share...................      --          --            --          (16,224)          --               --         (16,224)
  Exercise of stock
    options.................      --          --               643       --               --                3,376       4,019
  Purchases of treasury
    stock...................      --          --            --           --               --              (37,374)    (37,374)
  Unrealized gains on
    investment securities
    available for sale,
    net.....................      --          --            --           --               47,400           --          47,400
                              -------       --------        ------    ---------          -------       ----------  ----------
  Balance--December 31,
    1995....................  $40,000         40,487        98,657      805,486           (3,155)        (135,222) $  846,253
                              -------       --------        ------    ---------          -------       ----------  ----------
1996
  Net income................      --          --            --          151,103           --               --         151,103
  Preferred stock cash
    dividends...............      --          --            --             (900)          --               --            (900)
  Common stock cash
    dividends--$2.80 per
    share...................      --          --            --          (18,617)          --               --         (18,617)
  Exercise of stock
    options.................      --          --             4,474       --               --                3,486       7,960
  Purchases of treasury
    stock...................      --          --            --           --               --              (80,810)    (80,810)
  Conversion of preferred
    stock into 506,930
    shares of common
    stock...................  (40,000)        --            (6,534)      --               --               46,534      --
  Unrealized gains on
    investment securities
    available for sale,
    net.....................      --          --            --           --                  670           --             670
                              ----------  -----------       ------    ---------          -------       ----------  ----------
  Balance--December 31,
    1996....................  $   --          40,487        96,597      937,072           (2,485)        (166,012) $  905,659
                              ----------  -----------       ------    ---------          -------       ----------  ----------
                              ----------  -----------       ------    ---------          -------       ----------  ----------

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

Trading account

Financial instruments used for trading purposes are stated at fair value. Realized gains and losses and unrealized changes in fair value are included in trading account and foreign exchange gains in the Consolidated Statement of Income.

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

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                   Notes to Financial Statements, continued


1.  Significant accounting policies, continued

Loans

Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when principal or interest is delinquent 90 days, unless management determines that the loan status clearly warrants other treatment. Loan balances are charged off when it becomes evident that such balances are not fully collectible. Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan. Net deferred fees have been included in unearned discount as a reduction of loans outstanding. Loans held for sale are carried at the lower of aggregate cost or fair market value. Valuation adjustments made on these loans are included in mortgage banking revenues.

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended. Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and are evaluated collectively, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Impaired loans are classified as either nonaccrual or as loans renegotiated at below market rates. Loans less than 90 days delinquent are deemed to have a minimum delay in payment and are generally not considered impaired. Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Interest received on impaired loans placed on nonaccrual status is applied to reduce the carrying value of the loan or, if principal is considered fully collectible, recognized as interest income.

Allowance for possible credit losses

The allowance for possible credit losses represents the amount which, in management's judgment, will be adequate to absorb credit losses from existing loans and leases. The adequacy of the allowance is determined by management's evaluation of the loan portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, any delinquency in payments, and the value of any collateral.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets.

Capitalized mortgage servicing rights

In the second quarter of 1995, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," retroactive to January 1, 1995. As a result, the Company recognizes as separate assets rights to service mortgage loans for others, whether those servicing rights are originated or purchased.
Prior to the adoption of SFAS No. 122, only purchased mortgage servicing

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                   Notes to Financial Statements, continued


1.   Significant accounting policies, continued

rights were recorded as assets. Retroactive application of the provisions of SFAS No. 122 to prior years is not permitted.

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

Stock-based compensation

Compensation expense is not recognized for stock option awards to employees under the Company's stock option plan since the exercise price of options is equal to the market price of the underlying stock at the date of grant. Compensation expense for stock appreciation rights issued separately from stock options is recognized based upon changes in the quoted market value of First Empire's common stock. The pro forma effects of stock-based compensation arrangements are based on the estimated grant date fair value of stock options that are expected to vest calculated pursuant to the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Pro forma compensation expense, net of applicable income tax effect, is recognized over the vesting period, which is generally four years.

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

Financial futures

Outstanding financial futures contracts represent future commitments and are not included in the Consolidated Balance Sheet. Futures contracts used in securities trading operations are marked to market and the resulting gains or losses are recognized in trading account and foreign exchange gains. On occasion the Company uses interest rate futures contracts as part of its

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                   Notes to Financial Statements, continued


1.   Significant accounting policies, continued

management of interest rate risk. Gains and losses on futures contracts designated as hedges are amortized as an adjustment to interest income or expense over the life of the item hedged.

Interest rate swap agreements

For interest rate swap agreements used to manage interest rate risk arising from financial assets and liabilities, amounts receivable or payable are recognized as accrued under the terms of the agreement and the net interest differential, including any amortization of premiums paid or accretion of discounts received, is recorded as an adjustment to interest income or expense of the related asset or liability. To qualify for such accounting treatment, an interest rate swap must (i) be designated as having been entered into for interest rate risk management purposes and linked to a specific financial instrument or pool of similar financial instruments in the Company's Consolidated Balance Sheet and (ii) have interest rate and repricing characteristics that have a sufficient degree of correlation with the corresponding characteristics of the designated on-balance sheet financial instrument. Gains or losses resulting from early termination of interest rate swap agreements used to manage interest rate risk are amortized over the shorter of the remaining term or estimated life of the agreement or the on-balance sheet financial instrument to which the swap had been linked. Agreements and commitments that do not satisfy the requirements noted above, including those entered into for trading purposes, are marked to market with resulting gains or losses recorded in trading account and foreign exchange gains.

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

     These acquisitions have been accounted for as purchase transactions and, accordingly, the operating results of the acquired entities have been included in the Company's results of operations since the respective acquisition dates. The excess of the cost of the acquired entities over the fair value of identifiable assets acquired less liabilities assumed was recorded as goodwill and amounted to approximately $11 million and $24 million for acquisitions completed in 1995 and 1994, respectively. Such goodwill is being amortized on a straight-line basis over five years.

     The aggregate amount of goodwill included in other assets was $18,923,000 and $28,234,000 at December 31, 1996 and 1995, respectively.
Amortization of goodwill was $6,292,000 in 1996, $6,294,000 in 1995 and $358,000 in 1994. During 1996, recognition of income tax credits and resolution of other preacquisition contingencies associated with acquired entities resulted in a reduction of previously recorded goodwill of $3,019,000.

     Presented below is certain pro forma information as if Statewide, Exchange and Ithaca had been acquired on January 1, 1994. These results combine the historical results of the acquired businesses into the Company's Consolidated Statement of Income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place at that time.

                                             Pro forma
                                      Year ended December 31
                                          1995      1994
                                        --------   -------
                                          (in thousands,
                                         except per share)

Interest income                         $929,382   782,259
Other income                             156,306   149,852
Net income                               129,442   112,738
Earnings per common share               $  18.56     15.70
                                        --------   -------
                                        --------   -------

                  FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                     Notes to Financial Statements, continued

3.  Investment securities

The amortized cost and estimated fair value of investment securities were as follows:


                                              Gross        Gross      Estimated
                                 Amortized   unrealized   unrealized     fair
                                  cost         gains       losses       value
                                 ---------   -----------  ----------- ----------
                                                   (in thousands)

December 31, 1996
Investment securities
  available for sale:
U.S. Treasury and federal
  agencies                       $  458,570      1,751         867     459,454
Mortgage-backed securities
  Government issued
   or guaranteed                    494,515      3,801      11,408     486,908
  Privately issued                  400,216        758       2,961     398,013
Other debt securities                 1,311         21           -       1,332
Equity securities                    46,364      4,625          24      50,965
                                 ----------    -------      ------    --------
                                  1,400,976     10,956      15,260   1,396,672
                                 ----------    -------      ------   ---------

Investment securities
  held to maturity:
U.S. Treasury and
  federal agencies                   76,676        429           -      77,105
Obligations of states and
  political subdivisions             41,445        302          31      41,716
Other debt securities                   495          -           -         495
                                 ----------    -------      ------   ---------
                                    118,616        731          31     119,316
                                 ----------    -------      ------   ---------
Other securities                     56,410          -           -      56,410
                                 ----------    -------      ------   ---------

Total                            $1,576,002     11,687      15,291   1,572,398
                                 ----------    -------      ------   ---------
                                 ----------    -------      ------   ---------

                  FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                     Notes to Financial Statements, continued


3.  Investment securities, continued



                                              Gross         Gross     Estimated
                                 Amortized   unrealized   unrealized    fair
                                  cost         gains       losses       value
                                 ----------  -----------  ---------- -----------
                                                  (in thousands)
December 31, 1995
Investment securities
  available for sale:
U.S. Treasury and federal
  agencies                       $  235,986     3,983          488     239,481
Mortgage-backed securities
  Government issued
    or guaranteed                   705,523     3,505       11,504     697,524
  Privately issued                  580,275       806        4,962     576,119
Other debt securities                 3,454        76            -       3,530
Equity securities                    12,155     3,084            -      15,239
                                 ----------   -------       ------  ----------
                                  1,537,393    11,454       16,954   1,531,893
                                 ----------   -------       ------  ----------

Investment securities
  held to maturity:
U.S. Treasury and
  federal agencies                  150,000     1,199            -     151,199
Obligations of states and
  political subdivisions             35,250       446            3      35,693
Other debt securities                   584         -            -         584
                                 ----------   -------       ------  ----------
                                    185,834     1,645            3     187,476
                                 ----------   -------       ------  ----------

Other securities                     51,568         -            -      51,568
                                 -----------  -------       ------  ----------
Total                            $1,774,795    13,099       16,957   1,770,937
                                 -----------  -------       ------  ----------
                                 -----------  -------       ------  ----------

     No investment in securities of a single non-U.S. Government or government a gency issuer exceeded ten percent of stockholders' equity at December 31, 1996.

     As permitted by the Financial Accounting Standards Board, in December 1995 the Company reclassified U.S. Treasury securities with an amortized cost and estimated fair value at that time of $220,185,000 and $223,309,000, respectively, from held to maturity to available for sale to enhance flexibility in managing the investment securities portfolio.

     As of December 31, 1996, the latest available investment ratings of all privately issued mortgage-backed securities were AA or better.

     Investment securities issued by U.S. Treasury and federal agencies and classified as held to maturity at December 31, 1996 and 1995 consisted of structured notes issued by the Federal Home Loan Banks.

                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                               Notes to Financial Statements, continued

3.  Investment securities, continued

    The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

                                                December 31
                                           1996            1995
                                           ----            ----
                                              (in thousands)

    Amortized cost                       $406,498         673,476
    Estimated fair value                  396,808         662,785
                                         --------         -------
                                         --------         -------

    Gross realized gains on the sale of investment securities available for sale were $820,000 in 1996, $5,113,000 in 1995 and $128,000 in 1994. Gross
realized losses on the sale of investment securities available for sale were $857,000 in 1996 and $624,000 in 1995. There were no such losses in 1994.

    During 1995, the Company sold a municipal bond with an amortized cost of $1,000,000 that had been classified as held to maturity. Such bond was sold for an insignificant loss immediately following the downgrading of the municipality's credit rating by several rating agencies.

    At December 31, 1996, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

                                                                   Estimated
                                                  Amortized          fair
                                                    cost             value
                                                  ----------       ---------
                                                       (in thousands)
Debt securities available for sale:
Due in one year or less                          $    2,782           2,829
Due after one year through five years               457,099         457,957
Due after five years through ten years                    -               -
Due after ten years                                       -               -
                                                 ----------       ---------
                                                    459,881         460,786
Mortgage-backed securities available
  for sale                                          894,731         884,921
                                                 ----------       ---------
                                                 $1,354,612       1,345,707
                                                 ----------       ---------
                                                 ----------       ---------
Debt securities held to maturity:
Due in one year or less                          $   55,949          56,014
Due after one year through five years                61,310          61,844
Due after five years through ten years                1,277           1,367
Due after ten years                                      80              91
                                                 ----------       ---------
                                                 $  118,616         119,316
                                                 ----------       ---------
                                                 ----------       ---------
    At December 31, 1996, investment securities with a carrying value of $973,930,000, including $880,682,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from the Federal Home Loan Bank of New York, repurchase agreements, governmental deposits and interest rate swap agreements.

                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                               Notes to Financial Statements, continued


4.  Loans and leases

    Total gross loans and leases outstanding were comprised of the following:

                                           December 31
                                       1996            1995
                                       ----            ----
                                         (in thousands)
Loans
Commercial, financial,
  agricultural, etc.              $ 2,122,903      1,928,969
Real estate:
  Residential                       2,267,174      2,061,342
  Commercial                        3,932,757      3,587,248
  Construction                         90,563         77,604
Consumer                            2,465,856      2,017,099
                                 ------------     ----------
  Total loans                      10,879,253      9,672,262
                                 ------------     ----------
Leases
  Commercial                           83,379         84,968
  Consumer                            157,589        116,493
                                 ------------     ----------
  Total leases                        240,968        201,461
                                 ------------     ----------
    Total loans and leases        $11,120,221      9,873,723
                                 ------------     ----------
                                 ------------     ----------


    One-to-four family residential mortgage loans held for sale were $193.6 million at December 31, 1996 and $185.0 million at December 31, 1995. One-to-four family residential mortgage loans serviced for others totaled approximately $5.8 billion and $5.7 billion at December 31, 1996 and 1995, respectively. As of December 31, 1996, approximately $16.6 million of one-to-four family residential mortgage loans serviced for others have been sold with recourse. The total credit loss exposure resulting from loans sold with recourse was considered negligible.

    Included in the table above are nonperforming loans (loans on which interest was not being accrued, or which were ninety days or more past due or had been renegotiated at below-market interest rates) of $97,884,000 at December 31, 1996 and $93,066,000 at December 31, 1995. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on these loans would have amounted to $6,854,000 in 1996 and $9,931,000 in 1995. The actual amount included in interest income during 1996 and 1995 on these loans was $1,506,000 and $2,178,000, respectively.

    The recorded investment in loans considered impaired under SFAS No. 114 was $40,218,000 and $60,778,000 at December 31, 1996 and 1995, respectively. The recorded investment in loans for which there was a related allowance for possible credit losses determined in accordance with SFAS No. 114 and the amount of such allowance were $35,608,000 and $4,652,000, respectively, at December 31, 1996 and $41,654,000 and $4,775,000, respectively, at December 31, 1995. The recorded investment in loans for which there was no related SFAS No. 114 allowance for possible credit losses was $4,610,000 and $19,124,000 at December 31, 1996 and 1995, respectively. The average recorded investment in impaired loans during 1996 and 1995 was $48,146,000 and $52,357,000, respectively. Interest income recognized on impaired loans totaled $1,571,000 and $1,151,000 for the years ended December 31, 1996 and 1995, respectively.

                           FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                               Notes to Financial Statements, continued



4. Loans and leases, continued

    Borrowings by directors and certain officers of First Empire and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $51,603,000 and $52,613,000 at
December 31, 1996 and 1995, respectively. During 1996, new borrowings by such persons amounted to $7,661,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions equaled $8,671,000.

    At December 31, 1996, approximately $3 million of one-to-four family residential mortgage loans were pledged to secure borrowings.

5.  Allowance for possible credit losses

   Changes in the allowance for possible credit losses were as follows:

                                         1996         1995         1994
                                         ----         ----         ----
                                                 (in thousands)

Beginning balance                      $262,344      243,332      195,878
Provision for possible
  credit losses                          43,325       40,350       60,536
Allowance for possible
  credit losses acquired                      -            -        3,538
Net charge-offs
  Charge-offs                           (49,546)     (31,207)     (32,443)
  Recoveries                             14,343        9,869       15,823
                                       --------      -------      -------
  Net charge-offs                       (35,203)     (21,338)     (16,620)
                                       --------      -------      -------
Ending balance                         $270,466      262,344      243,332
                                       --------      -------      -------
                                       --------      -------      -------

6.  Premises and equipment

    The detail of premises and equipment was as follows:

                                                             December 31
                                                         1996           1995
                                                         ----           ----
                                                            (in thousands)

Land                                                  $ 12,741         12,791
Buildings-owned                                         91,406         89,062
Buildings-capital leases                                 1,773          1,773
Leasehold improvements                                  29,349         29,098
Furniture and equipment-owned                          128,317        114,007
Furniture and equipment-capital leases                     429            429
                                                       -------        -------
                                                       264,015        247,160
Less:  accumulated depreciation
 and amortization
  Owned assets                                         133,695        116,954
  Capital leases                                         1,799          1,690
                                                       -------        -------
                                                       135,494        118,644
                                                       -------        -------
Premises and equipment, net                           $128,521        128,516
                                                       -------        -------
                                                       -------        -------

                        FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                           Notes to Financial Statements, continued



6.   Premises and equipment, continued

     Net lease expense for all operating leases totaled $12,223,000 in 1996, $13,091,000 in 1995 and $13,329,000 in 1994. The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 21 years. Minimum lease payments under noncancellable operating leases are summarized as follows:



                     Year ending December 31:          (in thousands)

                              1997                       $  6,812
                              1998                          7,021
                              1999                          7,490
                              2000                          6,522
                              2001                          4,934
                              Later years                  39,114
                                                          -------
                                                         $ 71,893
                                                          -------
                                                          -------


     Payments required under capital leases are not material.

7.   Capitalized mortgage servicing rights

     Changes in capitalized mortgage servicing rights were as follows:



                                       Year ended December 31
                                1996            1995           1994
                                ----            ----           ----
                                           (in thousands)


Beginning balance            $ 35,588          10,048          8,472
Originations                   11,060          12,515              -
Purchases                       3,786          22,980          5,079
Amortization                  (10,509)         (7,251)        (3,503)
Sales                          (1,035)         (2,704)             -
Write-downs                         -               -              -
                              -------          ------         ------
                               38,890          35,588         10,048
Valuation allowance            (1,100)         (1,100)             -
                              -------          ------         ------
Ending balance, net          $ 37,790          34,488         10,048
                              -------          ------         ------
                              -------          ------         ------


          As a result of impairment of certain strata of capitalized mortgage servicing rights, a valuation allowance totaling $1,100,000 was recorded during 1995. There were no additions or reductions to the valuation allowance recorded during 1996. The estimated fair value of capitalized mortgage servicing was approximately $59 million at December 31, 1996 and $44 million at December 31, 1995. Such amounts were estimated using discounted cash flows that reflect current prepayment and discount rate assumptions as of each year-end.
                                       69

                        FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                           Notes to Financial Statements, continued
8.  Borrowings

       The amount and interest rate of short-term borrowings were as follows:




                               Federal funds
                               purchased and
                                repurchase             Other
                                agreements           borrowings      Total
                               -------------         ----------      -----
                                         (dollars in thousands)


At December 31, 1996

 Amount outstanding            $1,015,408            134,779        1,150,187

 Weighted-average
  interest rate                      7.03%              3.89%            6.66%


For the year ended
 December 31, 1996

 Highest amount
  at a month-end               $1,550,880            337,168

 Daily-average
  amount outstanding            1,014,923            117,528        1,132,451

 Weighted-average
  interest rate                      5.29%              4.90%            5.25%
                              -----------           --------        ---------
                              -----------           --------        ---------

At December 31, 1995

 Amount outstanding            $1,213,372             59,834        1,273,206

 Weighted-average
  interest rate                      5.83%              5.32%            5.81%

For the year ended
 December 31, 1995

 Highest amount
  at a month-end               $1,944,924            524,359

 Daily-average
  amount outstanding            1,176,935            246,560        1,423,495

 Weighted-average
  interest rate                      5.91%              5.95%            5.92%
                              -----------           --------        ---------
                              -----------           --------        ---------

At December 31, 1994

 Amount outstanding            $  695,665            669,185        1,364,850

 Weighted-average
  interest rate                      6.07%              6.02%            6.05%

For the year ended
 December 31, 1994

 Highest amount
  at a month-end               $1,829,630          1,038,502

 Daily-average
  amount outstanding            1,432,845            339,676        1,772,521

 Weighted-average
  interest rate                      4.12%              4.38%            4.17%
                              -----------           --------        ---------
                              -----------           --------        ---------


                        FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                           Notes to Financial Statements, continued


8.   Borrowings, continued

     In general, federal funds purchased and repurchase agreements outstanding at December 31, 1996 mature within two days following year-end.

     At December 31, 1996, First Empire, M&T Bank and The East New York Savings Bank ("East New York"), a wholly owned subsidiary of First Empire, had lines of credit under formal agreements as follows:


                               First           M&T            East
                               Empire          Bank         New York
                               ------          ----         --------
                                           (in thousands)


Outstanding borrowings        $     -          2,370               -
Unused                         25,000        644,958         294,310
                               ------        -------         -------
                               ------        -------         -------


     Long-term borrowings were as follows:



                                           December 31
                                      1996            1995
                                      ----            ----
                                          (in thousands)


Subordinated notes of
 M&T Bank:
 8 1/8% due 2002                   $ 75,000          75,000
 7% due 2005                        100,000         100,000
Advances from Federal Home
 Loan Bank of New York                2,370          16,834
Other                                   632             957
                                    -------         -------
                                   $178,002         192,791
                                    -------         -------
                                    -------         -------



     The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of depositors and other creditors of M&T Bank. Advances from the Federal Home Loan Bank of New York had fixed rates of interest ranging from 7.72% to 8.45% and 4.74% to 8.60% at December 31, 1996 and 1995, respectively.
Such advances mature at various dates through 2006 and are secured by residential mortgage loans.

     Long-term borrowings at December 31, 1996 mature as follows:


   Year ending December 31:          (in thousands)


          1997                       $    173
          1998                            511
          1999                            108
          2000                            318
          2001                            316
          Later years                 176,576
                                     --------
                                     $178,002
                                     --------
                                     --------




                  FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                     Notes to Financial Statements, continued



9. Preferred stock

On March 29, 1996, the holder of all of the then outstanding shares of First Empire's 9% convertible preferred stock converted such shares into 506,930 shares of First Empire common stock at a contractual conversion price of $78.90625 per common share. The 40,000 shares of preferred stock, which had been issued on March 15, 1991 for $40 million, were not considered common stock equivalents for purposes of calculating primary earnings per common share. Accordingly, preferred stock dividends were deducted from net income in such calculations. Calculations of fully diluted earnings per common share for periods prior to the conversion reflect the assumption that the preferred stock had been converted to 506,930 shares of common stock at issuance and that no preferred stock dividends were paid.

10. Disclosures about fair value of financial instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated "fair value" of financial instruments. "Fair value" is generally defined as the price a willing buyer and a willing seller would exchange for a financial instrument in other than a distressed sale situation. Disclosures related to fair value presented herein are as of December 31, 1996 and 1995.

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

     As more fully described in note 3, the carrying value and estimated fair value of investment securities were as follows:

                                      Carrying      Estimated
                                       value       fair value
                                      --------     -----------
                                           (in thousands)

    December 31
       1996                         $1,571,698      1,572,398
       1995                          1,769,295      1,770,937
                                    ----------      ---------
                                    ----------      ---------

                  FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                     Notes to Financial Statements, continued


10. Disclosures about fair value of financial instruments, continued

     The following table presents the carrying value and calculated estimates of fair value of loans and commitments related to loans originated for sale:

                                                    Carrying      Calculated
                                                      value        estimate
                                                   -----------   ------------
                                                           (in thousands)
December 31, 1996
Commercial loans and leases                        $ 2,182,034      2,178,530
Commercial real estate loans                         3,956,184      3,975,921
Residential real estate loans                        2,185,749      2,182,508
Consumer loans and leases                            2,398,156      2,424,384
                                                   -----------    -----------
                                                   $10,722,123     10,761,343
                                                   -----------    -----------
                                                   -----------    -----------
December 31, 1995
Commercial loans and leases                        $ 1,992,325      1,989,483
Commercial real estate loans                         3,599,202      3,615,964
Residential real estate loans                        1,999,540      2,030,175
Consumer loans and leases                            1,964,782      1,980,559
                                                   -----------    -----------
                                                   $ 9,555,849      9,616,181
                                                   -----------    -----------
                                                   -----------    -----------


     As described in note 17, in the normal course of business, various commitments and contingent liabilities are outstanding, such as loan commitments, credit guarantees and letters of credit. The Company's pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Commitments generally have fixed expiration dates and contain termination and other clauses which provide for relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company's loan commitments, credit guarantees and letters of credit are competitive with other financial institutions operating in markets served by the Company. The Company believes that the carrying amounts are reasonable estimates of the fair value of these financial instruments. Such carrying amounts, which are comprised principally of unamortized fee income and are included in other liabilities, totaled $3,619,000 and $2,757,000 at December 31, 1996 and 1995, respectively.

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

                                                    Carrying     Calculated
                                                      value       estimate
                                                   ----------    -----------
                                                           (in thousands)
December 31, 1996
Noninterest-bearing deposits                       $1,352,929      1,352,929
Savings deposits and NOW accounts                   3,615,575      3,615,575
Time deposits                                       5,352,749      5,367,028
Deposits at foreign office                            193,236        193,236
                                                   ----------      ---------
                                                   ----------      ---------
December 31, 1995
Noninterest-bearing deposits                       $1,184,359      1,184,359
Savings deposits and NOW accounts                   3,533,860      3,533,860
Time deposits                                       4,596,053      4,611,060
Deposits at foreign office                            155,303        155,303
                                                   ----------      ---------
                                                   ----------      ---------

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

                                Gross          Gross         Estimated
                Notional     unrealized     unrealized     fair value -
                 amount        gains          losses        gain (loss)
                ---------    -----------    -----------    -------------
                                (in thousands)

December 31
  1996        $2,362,389       15,013         (9,489)           5,524
  1995         2,378,358       38,682         (1,645)          37,037
              ----------       ------         --------         ------
              ----------       ------         --------         ------


     As described in note 16, the Company also uses certain derivative financial instruments as part of its trading activities. Interest rate swaps entered into for trading purposes had notional values and estimated fair value gains (losses) of $50 million and $(42,000), respectively, at December 31, 1996 and $50 million and $80,000, respectively, at December 31, 1995. The Company also entered into foreign exchange and other option and futures contracts totaling approximately $1.6 billion and $539 million at December 31, 1996 and 1995, respectively. Such contracts were valued at gains of $1,561,000 and $2,603,000 at December 31, 1996 and 1995, respectively. All trading account assets and liabilities are recorded in the Consolidated Balance Sheet at estimated fair value.

     Due to the near maturity of other money-market assets and short-term borrowings, the Company estimates that the carrying value of such instruments approximates estimated fair value. The carrying value and estimated fair value of long-term borrowings were $178,002,000 and $180,793,000, respectively, at December 31, 1996 and $192,791,000 and $202,746,000,
respectively, at December 31, 1995.

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

                  FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                     Notes to Financial Statements, continued


10. Disclosures about fair value of financial instruments, continued

Furthermore, since the disclosed fair value amounts were estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.

11. Stock option plan

The stock option plan allows the grant of stock options and stock appreciation rights (either in tandem with options or independently) at prices which may not be less than the fair market value of the common stock on the date of grant. Awards granted under the stock option plan generally vest over four years and are exercisable over terms not exceeding ten years and one day. When exercisable, the stock appreciation rights issued in tandem with stock options entitle grantees to receive cash, stock or a combination equal to the amount of stock appreciation between the dates of grant and exercise. Stock appreciation rights issued independently of stock options contain similar terms as the stock options, although upon exercise the holder is only entitled to receive cash instead of purchasing shares of First Empire's common stock. Of the stock options outstanding at December 31, 1996, 683,609 were granted with limited stock appreciation rights attached thereto. A summary of related activity follows:

                                                           Weighted-average
                                                            exercise price
                                                        -----------------------
                                          Cash-only
                                Stock    appreciation              Cash-only
                              options      rights        Stock   appreciation
                             outstanding  outstanding    options     rights
                             ----------- -------------  -------- --------------
1994
  Beginning balance           507,232        113,200    $ 80.22      $60.08
  Granted                     142,449              -     139.96           -
  Exercised                   (33,944)       (22,600)     47.58       59.70
  Cancelled                    (4,500)             -     131.24           -
                              -------       --------   --------    --------
  At year-end                 611,237         90,600      95.58       60.17

1995
  Granted                     165,185              -     143.39           -
  Exercised                   (47,175)       (29,000)     66.57       60.69
  Cancelled                    (9,250)             -     133.82           -
                              -------       --------  ---------   ---------
  At year-end                 719,997         61,600     107.96       59.93

1996
  Granted                     173,246              -     211.42           -
  Exercised                  (115,378)        (6,650)    109.14       56.48
  Cancelled                    (8,650)             -     155.86           -
                              -------       --------  ---------   ---------
  At year-end                 769,215         54,950     130.54       60.34
                              -------       --------  ---------   ---------
                              -------       --------  ---------   ---------

Exercisable at:
  December 31, 1996           352,571         54,950      86.17       60.34
                              -------       --------  ---------   ---------
                              -------       --------  ---------   ---------

  December 31, 1995           315,612         61,600      71.02       59.93
                              -------       --------  ---------   ---------
                              -------       --------  ---------   ---------

  December 31, 1994           274,392         68,800      57.70       61.25
                              -------       --------  ---------   ---------
                              -------       --------  ---------   ---------

     At December 31, 1996 and 1995, respectively, there were 317,190 and 481,786 shares available for future grant. During 1995, the number of shares authorized for issuance under the stock option plan was increased to 2,000,000 shares from 1,500,000.

                        FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                           Notes to Financial Statements, continued

11. Stock option plan, continued

    A summary of stock options at December 31, 1996 follows:



                                   Weighted average                    Weighted
                        Stock      ----------------       Stock        average
    Range of           options     Exercise    Life       options      exercise
 exercise price      outstanding    price   (in years)  exercisable     price
------------------   -----------   -------- ---------     -----------  ---------


$ 36.00 to $ 65.25     174,436     $ 47.61     2.0       174,436     $ 47.61
 105.13 to  151.00     425,682      132.77     6.8       177,235      123.57
 175.00 to  259.13     169,097      210.50     9.1           900      193.61
                       -------     -------     ---       -------     -------
                       769,215     $130.54     6.2       352,571     $ 86.17
                       -------     -------     ---       -------     -------
                       -------     -------     ---       -------     -------

    The Company used a binominal option pricing model to estimate the grant date present value of stock options granted in 1996 and 1995. The estimated value per option was $49.75 in 1996 and $44.36 in 1995. The values were calculated using the following assumptions: an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data since inception of the plan), a risk-free interest rate of 5.48% in 1996 and 7.70% in 1995 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term), expected volatility of 15% in 1996 and 16% in 1995, and estimated dividend yields of 1.28% in 1996 and 1.70% in 1995 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). The Company also deducted 10% to reflect an estimate of the probability of forfeiture prior to vesting. The estimated forfeiture rate was based on historical data since inception of the stock option plan.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock option plan. Accordingly, no compensation expense was recognized in 1996, 1995 and 1994 for stock option awards since the exercise price of stock options granted under the stock option plan was not less than the fair market value of the common stock at date of grant. Compensation expense recognized for cash-only stock appreciation rights was $3,974,000 in 1996, $6,002,000 in 1995 and $370,000 in 1994. Had
compensation expense for stock option awards granted in 1996 and 1995 been determined consistent with SFAS No. 123, net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                    Year ended December 31
                                      1996           1995
                                    -------         -------
                                       (in thousands,
                                      except per share)

Net income:
  As reported                      $151,103         131,036
  Pro forma                         146,394         128,776

Primary earnings per share:
  As reported                        $21.31           18.79
  Pro forma                           20.76           18.54

Fully diluted earnings per share:
  As reported                        $20.97           17.78
  Pro forma                           20.42           17.54

                   FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                       Notes to Financial Statements, continued


11. Stock option plan, continued

     The pro forma effects presented above are in accordance with the requirements of SFAS No. 123, however, such effects are not representative of the effects to be reported in future years due to the fact that options vest over several years and additional awards generally are made each year.


12.  Pension plans and other postretirement benefits

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees. Pension benefits accrue to participants based on their level of compensation and number of years of service. With respect to employees added as a result of acquisitions completed in 1995 and 1994, service with the acquired entities was counted in the pension formula for vesting, but not for benefit accrual purposes. The Company contributes to the pension plan amounts sufficient to meet Internal Revenue Code funding standards.

     Net periodic pension cost consisted of the following:

                                                 1996        1995         1994
                                               --------     -------      ------
                                                   (in thousands)

Service cost                                   $  4,298       3,304       4,148
Interest cost on projected benefit
  obligation                                      6,491       6,026       5,823
Actual return on assets                         (16,865)    (19,666)      1,487
Net amortization and deferral                     7,886      11,390      (9,541)
                                               --------     -------      ------
Net periodic pension cost                      $  1,810       1,054       1,917
                                               --------     -------      ------
                                               --------     -------      ------

     Data relating to the funding position of the pension plan were as follows:

                                                      1996          1995
                                                    -------        -------
                                                        (in thousands)

Vested accumulated benefit obligation               $(71,915)      (72,377)
Total accumulated benefit obligation                 (76,448)      (74,635)
Projected benefit obligation                         (93,526)      (91,222)
Plan assets at fair value                            120,856       108,316
                                                    --------      --------
Plan assets in excess of projected
  benefit obligation                                  27,330        17,094
Unrecognized net asset                                (1,202)       (2,059)
Unrecognized past service cost                          (448)         (493)
Unrecognized net gain                                (15,265)       (2,317)
                                                    --------     ---------
Pension asset                                       $ 10,415        12,225
                                                    --------     ---------
                                                    --------     ---------

     Plan assets included common stock of First Empire with a fair value of $8,096,000 and $6,128,000 at December 31, 1996 and 1995, respectively.

     The assumed rates used in the actuarial computations were as follows:

                                                          1996        1995
                                                          ----        ----

Discount rate                                             7.25%       7.00%
Rate of increase in future
  compensation levels                                     5.00%       5.00%
Long-term rate of return on assets                        9.00%       8.00%
                                                          ----        ----
                                                          ----        ----

                  FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                     Notes to Financial Statements, continued


12. Pension plans and other postretirement benefits, continued

    In addition, the Company has an unfunded supplemental pension plan for certain key executives. Net periodic pension cost was $253,000, $290,000 and $341,000 in 1996, 1995 and 1994, respectively.

    The Company also provides health care and life insurance benefits for qualified retired employees who reached the age of 55 while working for the Company. Substantially all salaried employees are covered in the plan.

     Net postretirement benefit cost consisted of the following:

                                                        1996     1995     1994
                                                       ------    ------   ------
                                                            (in thousands)

Service cost                                           $  147       94      136
Interest cost on projected benefit obligation           1,062    1,022    1,059
Actual return on assets                                  (360)    (547)      (1)
Net amortization and deferral                             (50)      16     (452)
                                                       ------    -----   ------
Net postretirement benefit cost                        $  799      585      742
                                                       ------    -----   ------
                                                       ------    -----   ------

     Data relating to the funding position of the plan were as follows:

                                                             1996       1995
                                                            -------    -------
                                                              (in thousands)
Accumulated benefit obligation:
  Retirees                                                  $13,038    12,732
  Active employees
    Fully eligible                                            1,043     1,261
    Other                                                     1,263       996
Plan assets at fair value                                    (6,325)   (7,046)
                                                            -------    ------
Accumulated benefit obligation in
  excess of plan assets                                       9,019     7,943
Unrecognized net loss                                        (2,151)   (2,009)
Unrecognized past service cost                                2,243     2,447
                                                            -------    ------
Accrued postretirement benefit cost                         $ 9,111     8,381
                                                            -------    ------

     The Company on occasion funds a portion of these postretirement benefit obligations through contributions to a Voluntary Employee Benefit
Association trust account.

     The assumed rates used in the actuarial computations were as follows:

                                                              1996       1995
                                                              ----       ----

Discount rate                                                 7.25%      7.00%
Long-term rate of return on assets                            8.00%      8.00%
Medical inflation rate                                       11.00%     11.50%
                                                             -----      -----
                                                             -----      -----

     The medical inflation rate was assumed to gradually reduce to 5% over twelve years.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                     Notes to Financial Statements, continued


12.  Pension plans and other postretirement benefits, continued

     The Company's 1996 service cost, interest cost and accumulated benefit obligation assuming a 1% increase in the medical inflation rate assumption are as follows:
                                                           (in thousands)

Accumulated postretirement benefit obligation                 $16,367
Service cost                                                      147
Interest cost                                                   1,131
                                                              -------
                                                              -------


13.  Income taxes

The components of income tax expense were as follows:

                                               1996         1995          1994
                                             --------      ------        ------
                                                      (in thousands)
Current
   Federal                                   $ 85,220      79,194        58,801
   State and city                              16,547      18,303        21,251
                                             --------      ------        ------
     Total current                            101,767      97,497        80,052
                                             --------      ------        ------
Deferred
   Federal                                     (3,155)     (7,875)       (3,424)
   State and city                                (746)        515           558
                                             --------      ------        ------
     Total deferred                            (3,901)     (7,360)       (2,866)
                                             --------      ------        ------
     Total income taxes
       applicable to pre-tax income          $ 97,866      90,137        77,186
                                             --------      ------        ------
                                             --------      ------        ------

          The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. Prior to 1996, applicable federal tax law allowed qualified savings banks, such as East New York, the option of deducting as bad debt expense for tax purposes, under the reserve method, 8% of taxable income. Effective January 1, 1996, the reserve method is no longer available and deductions for bad debts for federal income tax purposes are now limited to actual losses. Failure to maintain bank status as defined by the Internal Revenue Code or charges to the reserve established by prior bad debt deductions for other than bad debt losses by East New York (or its successor) would cause recapture of bad debt reserves, subject to the applicable tax rates in effect at that time. At December 31, 1996 East New York's bad debt reserve for which no federal income taxes have been provided was $46,717,000. No actions are planned which would cause this reserve to become wholly or partially taxable.

          The portion of income tax expense attributable to gains on sales of bank investment securities was $1,872,000 in 1995 and $53,000 in 1994. The effect on income tax expense from sales of bank investment securities was insignificant in 1996. No alternative minimum tax expense was recognized in 1996, 1995 or 1994.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                     Notes to Financial Statements, continued


13.  Income taxes, continued

     Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

                                             1996        1995        1994
                                            ------      ------      ------
                                                   (in thousands)

Income taxes at statutory rate             $87,139      77,411      68,068
Increase (decrease) in taxes:
  Tax-exempt income                         (2,000)     (2,195)     (5,758)
  State and city income taxes,
    net of federal income
    tax effect                              10,271      12,232      14,176
  Other                                      2,456       2,689         700
                                           -------      ------      ------
                                           $97,866      90,137      77,186
                                           -------      ------      ------
                                           -------      ------      ------

     Deferred tax assets (liabilities) were comprised of the following at December 31:

                                             1996        1995        1994
                                            ------       ------     ------
                                                   (in thousands)

Interest on loans                        $   5,603        5,335      6,513
Gain on sales of loans                         -            -        1,041
Depreciation and amortization                7,900        5,943      4,367
Losses on loans and other assets           105,338      102,183     97,502
Postretirement and other
  supplemental employee benefits             7,434        7,041      6,382
Incentive compensation plans                 9,090       10,932      9,242
Unrealized investment losses                 1,819        2,343     37,966
Other                                       10,060        6,990      7,781
                                           -------      -------    -------
  Gross deferred tax assets                147,244      140,767    170,794
                                           -------      -------    -------

Retirement benefits                         (4,457)      (5,194)    (3,801)
Leasing transactions                       (81,300)     (71,717)   (69,469)
Restructured interest rate
  swap agreements                           (8,564)     (13,746)   (16,950)
Capitalized servicing rights                (7,597)      (7,981)         -
Other                                          (46)        (226)    (5,159)
                                          --------      -------    -------
  Gross deferred tax liabilities          (101,964)     (98,864)   (95,379)
                                          --------      -------    -------
Net deferred asset                       $  45,280       41,903     75,415
                                          --------      -------    -------
                                          --------      -------    -------

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

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                     Notes to Financial Statements, continued


14.  Other income and other expense

The following items, which exceeded 1% of total revenues in the respective period, were included in either other revenues from operations or other costs of operations in the Consolidated Statement of Income:

                                              1996       1995       1994
                                             ------     ------     ------
                                                   (in thousands)

Other income:
 Mutual fund and annuity sales               $13,000
 Transfer of investment securities
    to charitable foundation                                         10,439


Other expense:
 Professional services
   Data processing                             9,819      6,893
   Other                                       7,625     10,748
Advertising                                   11,933                 11,067
Charitable contributions                                             15,652
                                              ------     -------     ------
                                              ------     -------     ------

15.  International activities

The Company engages in certain international activities consisting primarily of purchasing Eurodollar placements, collecting Eurodollar deposits and engaging in a limited amount of foreign currency trading. Assets identified with international activities amounted to $55,420,000 and $86,580,000 at December 31, 1996 and 1995, respectively.

16.  Derivative financial instruments

As part of managing interest rate risk, the Company has entered into several interest rate swap agreements. The swaps modify the repricing characteristics of certain portions of the Company's loan and deposit portfolios. Under terms of most of the agreements the Company receives a fixed rate of interest and pays a variable rate based on London Inter-Bank Offered Rates ("LIBOR"). Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain collateral provisions protecting the at-risk party. The Company considers the credit risk inherent in these contracts to be negligible. Information about interest rate swaps entered into for interest rate risk management purposes summarized by type of financial instrument the swaps were intended to modify follows:

                    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                       Notes to Financial Statements, continued

16.  Derivative financial instruments, continued


                                              Average        Weighted-average rate          Estimated
                              Notional       expected        ---------------------         fair value-
                              amount         maturity        Fixed        Variable          gain(loss)
                          --------------    ----------       ------       ---------     --------------
                          (in thousands)    (in years)                                  (in thousands)


December 31, 1996

Variable rate loans:
 Amortizing                 $  237,972          .9           5.91%          5.51%           $    54
 Non-amortizing                909,576         2.2           5.78%          5.52%            (4,777)
                            ----------        ----           ----           ----            -------
                             1,147,548         1.9           5.81%          5.52%            (4,723)

Fixed rate loans:
 Amortizing(a)                  33,841        10.2           7.17%          5.56%            (1,226)

Fixed rate time deposits:
 Non-amortizing              1,181,000         1.8           6.75%          5.39%            11,473
                            ----------        ----           ----           ----            -------
                            $2,362,389         2.0           6.30%          5.45%           $ 5,524
                            ----------        ----           ----           ----            -------
                            ----------        ----           ----           ----            -------


December 31, 1995

Variable rate loans:
 Amortizing                 $  365,782         1.1           5.93%          5.80%           $  (287)
 Non-amortizing                834,576         3.0           5.81%          5.89%             9,086
                            ----------        ----           ----           ----            -------
                             1,200,358         2.4           5.85%          5.86%             8,799

Fixed rate time deposits:
 Non-amortizing              1,178,000         1.4           6.55%          5.66%            28,238
                            ----------        ----           ----           ----            -------
                            $2,378,358         1.9           6.19%          5.76%           $37,037
                            ----------        ----           ----           ----            -------
                            ----------        ----           ----           ----            -------


(a) Under the terms of this swap, the Company receives interest at a variable rate and pays at a fixed rate. Under all other swap agreements, the Company receives interest at a fixed rate and pays at a variable rate.

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

    The notional amount of the amortizing swap linked to fixed rate loans declines by the amount of scheduled principal payments of the loans. The notional amounts of other amortizing swaps may, following an initial lock-out period, vary depending on the level of interest rates or the repayment behavior of mortgage-backed securities to which individual swaps are indexed. The notional amount of a non-amortizing swap does not change during the term of an agreement.

                    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                       Notes to Financial Statements, continued


16.  Derivative financial instruments, continued

     At December 31, 1996 the notional amount of interest rate swaps outstanding was expected to mature as follows:

                                     Amortizing      Non-amortizing
                                     ----------      --------------
                                            (in thousands)

Year ending December 31:
       1997                          $ 98,168              538,845
       1998                           141,436              324,731
       1999                               930              544,000
       2000                             1,016              435,000
       2001                             1,110              128,000
       Later years                     29,153              120,000
                                     --------            ---------
                                     $271,813            2,090,576
                                     --------            ---------
                                     --------            ---------

     The net effect of interest rate swaps was to increase net interest income by $15,454,000 in 1996, $884,000 in 1995 and $12,481,000 in 1994. The
average notional amount of interest rate swaps impacting net interest income which were entered into for interest rate risk management purposes were $2,410,547,000, $2,536,329,000 and $1,627,454,000 in 1996, 1995 and 1994,
respectively.

     During 1995 and 1994, the Company restructured several interest rate swap agreements with notional amounts of $260 million and $500 million, respectively, from amortizing to non-amortizing. The purpose of the restructurings was to enhance the effectiveness of the swaps in managing the Company's exposure to changing interest rates in future years. Losses resulting from the early termination of the amortizing swaps and equal amounts of purchase discount received on the restructured non-amortizing swaps were recognized as a result of these transactions and included in the carrying amount of loans which the swaps modified. The deferred losses and purchase discounts totaled $20.8 million and $25.4 million, respectively, at December 31, 1996 and $32.9 million and $35.2 million, respectively, at December 31, 1995. The deferred losses are being amortized and the purchase discounts accreted to interest income over the remaining terms of the original swaps and restructured swaps, respectively. Such amortization and accretion were $12.1 million and $9.8 million, respectively, in 1996 and $11.1 million and $8.8 million, respectively, in 1995. The restructuring transactions did not have a significant effect on interest income in 1994.

     The net increase (decrease) in interest income in future years from amortization and accretion of balances resulting from interest rate swap restructurings is as follows:

Year ending December 31:                   (in thousands)

       1997                                   $(1,674)
       1998                                      (104)
       1999                                     5,960
       2000                                       403

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

                                        1996          1995
                                      -------         -----
                                          (in thousands)

December 31:
 Gross unrealized gains               $23,780         5,867
 Gross unrealized losses               22,261         3,184

Year ended December 31:
 Average gross unrealized gains       $13,565         8,356
 Average gross unrealized losses       10,983         7,374
                                      -------         -----
                                      -------         -----

     Net gains (losses) arising from derivative financial instruments used for trading purposes were $2,689,000, $1,375,000 and $(336,000) in 1996, 1995 and 1994, respectively.

17.  Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding, such as commitments to extend credit guarantees and "standby" letters of credit (approximately $171,420,000 and $185,667,000 at December 31, 1996 and 1995, respectively) which are not reflected in the consolidated financial statements. No material losses are expected as a result of these transactions. Additionally, the Company had outstanding loan commitments of approximately $2.7 billion and $2.1 billion at December 31, 1996 and 1995, respectively. Because many loan commitments and almost all credit guarantees and "standby" letters of credit expire without being funded in whole or part, the contract amounts are not estimates of future cash flows. Commitments to sell one-to-four family residential mortgage loans totaled $251,110,000 at December 31, 1996 and $222,772,000 at December 31,
1995.

     M&T Bank, National Association ("M&T Bank, N.A."), a wholly owned subsidiary of First Empire, is party to a co-branded credit card agreement with Giant of Maryland, Inc. ("Giant"). In October 1996, M&T Bank, N.A. notified Giant of its intent to terminate the agreement under its termination provisions. In December 1996, Giant filed a complaint against M&T Bank, N.A. alleging that M&T Bank, N.A. breached the agreement by attempting to terminate and that M&T Bank, N.A. negligently misrepresented certain information provided to Giant. The complaint sought injunctive relief, specific performance for the five-year term of the agreement and damages of $40 million. Subsequent to filing of the complaint, Giant withdrew its request for injunctive relief, agreed to dismiss the litigation, and consented to arbitration of the claims of M&T Bank, N.A. and Giant against each other. Management believes that M&T Bank, N.A. has meritorious defenses to Giant's claims and is vigorously defending against them.

     First Empire and its subsidiaries are subject in the normal course of business to various other pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability, if any, arising out of litigation pending against First Empire or its subsidiaries will be material to the Company's consolidated financial position, but at the present time is not in a position to determine whether such litigation will have a material adverse effect on the Company's consolidated results of operations in any future reporting period.

                    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                       Notes to Financial Statements, continued

18.  Revolving credit agreement of First Empire

First Empire has a revolving credit agreement with an unaffiliated commercial bank whereby First Empire may borrow up to $25,000,000 at its discretion through November 24, 1998. The agreement provides for a facility fee assessed on the entire amount of the commitment (whether or not utilized) ranging from .08% to .187% depending on the credit rating of the subordinated notes of M&T Bank. A usage fee equal to .10% per annum is assessed if the balance of outstanding loans exceeds 50% of the commitment amount during any quarter. Under the revolving credit agreement, First Empire may borrow at either a variable rate based upon the higher of the Federal funds rate plus 1/2 of 1% or the lender's prime rate, or a fixed rate based upon a premium over LIBOR ranging from .15% to .30% depending on the credit rating of the subordinated notes of M&T Bank. At December 31, 1996 and 1995, there were no outstanding balances under such agreement.

19.  Regulatory matters

Payment of dividends by First Empire's banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to First Empire are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 1996, approximately $136,685,000 was available for payment of dividends to First Empire from banking subsidiaries without prior regulatory approval.

     Banking regulations prohibit extensions of credit by the subsidiary banks to First Empire unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

     The banking subsidiaries are required to maintain noninterest-earning reserves against deposit liabilities. During the maintenance periods that included December 31, 1996 and 1995, cash and due from banks included a daily average of $128,398,000 and $174,028,000, respectively, for such purpose.

     Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under the capital adequacy guidelines, the so-called "Tier 1 capital" and "Total capital" as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum "leverage" ratio of "Tier 1 capital" to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 1996, First Empire and each of its banking subsidiaries exceeded all applicable capital adequacy requirements.

     As of December 31, 1996 and 1995, the most recent notifications from federal regulators categorized each of First Empire's banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action.
 To be considered well capitalized, a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively. As of December 31, 1996, management is unaware of any conditions or events since the latest notifications from federal regulators that have changed the capital adequacy category of any of First Empire's banking subsidiaries.

                    FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                       Notes to Financial Statements, continued

19.  Regulatory matters, continued

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 1996 and 1995 are presented below:


                                First Empire    M&T        East        M&T
                               (Consolidated)   Bank     New York     Bank,N.A.
                               --------------  -----     --------    ----------
                                            (dollars in thousands)
As of December 31, 1996:
Tier 1 capital
  Amount                         $889,221     673,294    149,025      33,754
  Ratio(a)                           8.40%       7.24%     12.50%      15.23%
  Minimum required amount(b)      423,594     372,028     47,685       8,864

Total capital
  Amount                        1,198,299     966,069    164,078      36,542
  Ratio(a)                          11.32%      10.39%     13.76%      16.49%
   Minimum required amount(b)     847,188     744,056     95,369      17,727

Leverage
  Amount                          889,221     673,294    149,025      33,754
  Ratio(c)                           6.99%       6.22%      7.47%       6.59%
  Minimum required amount(b)      381,394     324,763     59,880      15,370


As of December 31, 1995:
Tier 1 capital
  Amount                       $  821,174     645,864    133,307      22,214
  Ratio(a)                           8.53%       7.70%     11.41%       9.46%
  Minimum required amount(b)      384,965     335,691     46,717       9,388

Total capital Amount            1,118,229     927,252    148,040      25,256
  Ratio(a)                          11.62%      11.05%     12.68%      10.76%
  Minimum required amount(b)      769,930     671,382     93,434      18,777

Leverage
 Amount                           821,174     645,864    133,307      22,214
 Ratio(c)                            6.91%       6.38%      7.33%      10.08%
 Minimum required amount(b)       356,376     303,550     54,573       6,613

 (a) The ratio of capital to risk-weighted assets, as defined by regulation.

 (b) Minimum amount of capital to be considered adequately capitalized, as defined by regulation.

 (c) The ratio of capital to average assets, as defined by regulation.

               FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued


20. Parent company financial statements

    See other notes to financial statements.

CONDENSED BALANCE SHEET

                                                                                            DECEMBER 31
                                                                                       ---------------------
DOLLARS IN THOUSANDS                                                                      1996       1995
-------------------------------------------------------------------------------------  ----------  ---------
Assets
Cash
  In subsidiary bank.................................................................  $      434        161
  Other..............................................................................          19         18
                                                                                       ----------  ---------
      Total cash.....................................................................         453        179
Due from subsidiaries
  Money-market assets................................................................      18,056      7,215
  Current income tax receivable......................................................       3,183        965
                                                                                       ----------  ---------
      Total due from subsidiaries....................................................      21,239      8,180
Investments in subsidiaries
  Banks..............................................................................     870,423    828,157
  Other..............................................................................         109          6
Other assets.........................................................................      13,683     10,739
                                                                                       ----------  ---------
      Total assets...................................................................  $  905,907    847,261
                                                                                       ----------  ---------
                                                                                       ----------  ---------
Liabilities
Accrued expenses and other liabilities...............................................  $      248      1,008
                                                                                       ----------  ---------
Stockholders' equity.................................................................     905,659    846,253
                                                                                       ----------  ---------
                                                                                       $  905,907    847,261
                                                                                       ----------  ---------
                                                                                       ----------  ---------

CONDENSED STATEMENT OF INCOME

                                                                                      YEAR ENDED DECEMBER 31
                                                                                 ---------------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE                                              1996        1995       1994
-------------------------------------------------------------------------------  -----------  ---------  ---------
INCOME
Dividends from bank subsidiaries...............................................  $   116,038     88,358     59,300
Other income...................................................................          933        812     11,493
                                                                                 -----------  ---------  ---------
      Total income.............................................................      116,971     89,170     70,793
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------
EXPENSE
Interest on short-term borrowings..............................................          242        556          3
Other expense..................................................................        1,968      2,365     17,739
                                                                                 -----------  ---------  ---------
      Total expense............................................................        2,210      2,921     17,742
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------
Income before income taxes and equity in undistributed income of
  subsidiaries.................................................................      114,761     86,249     53,051
Income tax credits.............................................................          552        944      7,087
                                                                                 -----------  ---------  ---------
Income before equity in undistributed income of subsidiaries...................      115,313     87,193     60,138
                                                                                 -----------  ---------  ---------
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES
Net Income
  Bank subsidiaries............................................................      151,724    132,201    116,457
  Other subsidiaries...........................................................          104     --         --
Less: dividends received.......................................................     (116,038)   (88,358)   (59,300)
                                                                                 -----------  ---------  ---------
Equity in undistributed income of subsidiaries.................................       35,790     43,843     57,157
                                                                                 -----------  ---------  ---------
Net income.....................................................................  $   151,103    131,036    117,295
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------
Net income per common share....................................................  $     21.31      18.79      16.35


               FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements, continued


20. Parent company financial statements, continued

CONDENSED STATEMENT OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31
                                                                                  --------------------------------
DOLLARS IN THOUSANDS                                                                 1996       1995       1994
--------------------------------------------------------------------------------  ----------  ---------  ---------
Cash flows from operating activities
Net income......................................................................  $  151,103    131,036    117,295
Adjustments to reconcile net income to net cash provided by operating activities
 Equity in undistributed income of subsidiaries..................................    (35,790)   (43,843)   (57,157)
 Dividend-in-kind from subsidiary................................................     (1,538)   (11,858)    --
 Provision for deferred income taxes.............................................       (153)      (221)      (206)
 Net gain on sales of assets.....................................................      --          (179)      (128)
 Net change in accrued income and expense........................................        530      7,616     (6,570)
 Transfer of noncash assets to charitable foundation.............................      --         --         5,213
                                                                                  ----------  ---------  ----------
 Net cash provided by operating activities.......................................    114,152     82,551     58,447
                                                                                  ----------  ---------  ---------
Cash flows from investing activities
                                                                                  ----------  ---------  ---------
Investment in subsidiary........................................................      (7,000)   (20,248)    --
Other, net.....................................................................          (39)       871     (8,199)
                                                                                  ----------  ---------  ---------
 Net cash used by investing activities...........................................     (7,039)   (19,377)    (8,199)
                                                                                  ----------  ---------  ---------
Cash flows from financing activities
                                                                                  ----------  ---------  ---------
Net increase (decrease) in short-term borrowings................................      --         (3,000)     3,000
Purchases of treasury stock.....................................................     (80,810)   (37,374)   (43,964)
Dividends paid--common..........................................................     (18,617)   (16,224)   (14,743)
Dividends paid--preferred.......................................................        (900)    (3,600)    (3,600)
Other, net......................................................................       4,329      2,968      1,049
                                                                                  ----------  ---------  ---------
 Net cash used by financing activities...........................................    (95,998)   (57,230)   (58,258)
                                                                                  ----------  ---------  ---------
Net increase (decrease) in cash and cash equivalents............................  $   11,115      5,944     (8,010)
Cash and cash equivalents at beginning of year..................................       7,394      1,450      9,460
Cash and cash equivalents at end of year........................................  $   18,509      7,394      1,450
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Supplemental disclosure of cash flow
information

Interest received during the year...............................................  $      686        279        932
Interest paid during the year...................................................         242        558          1
Income taxes received during the year...........................................         507      7,393        510

    In connection with reorganizing certain lines of business in 1995, loans and other assets aggregating $11,858,000 were transferred among First Empire's banking subsidiaries. To accomplish such transfers, the loans and other assets were distributed to First Empire in the form of dividends-in-kind. First Empire, in turn, contributed those assets to other banking subsidiaries.

Item 9.   Changes In and Disagreements With Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.  None.
          ---------------------


                                      PART III



Item 10.  Directors and Executive Officers of the Registrant.  The terms in
          ---------------------------------------------------
          office of the following two directors of the Registrant will end on April 15, 1997, and neither one of them is a nominee for reelection to the Board of Directors at the 1997 Annual Meeting of Stockholders:

             James A. Carrigg, age 63, has been a director since 1992, and is chairman of the Executive Committee and a director of New York State Electric & Gas Corporation. He served as the chairman of the Directors Advisory Council of the Southern Division of M&T Bank from July 1992 through December 1996. Mr. Carrigg is a director of Security Mutual Life Insurance Company of New York.

             Barber B. Conable, Jr., age 74, has been a director since 1991, and retired as the president of The World Bank in September 1991, a position which he had held since 1986. He represented the 30th District of New York in the U.S. House of Representatives from 1965 to 1985, and served as a New York State senator in 1963 and 1964. Mr. Conable is a director of M&T Bank, and serves as chairman of the Directors Advisory Council of its Rochester Division. He is a director of American International Group, Inc.

             The identification of the Registrant's directors is incorporated by reference to the caption "NOMINEES FOR DIRECTOR" contained in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 13, 1997. The identification of the Registrant's executive officers is presented under the caption "Executive Officers of the Registrant" contained in Part I of this Annual Report on Form 10-K.

             Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant's directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant's common stock, is incorporated by reference to the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.  Incorporated by reference to the
          -----------------------
          Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 13, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------
          Incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 13, 1997.

Item 13.  Certain Relationships and Related Transactions.  Incorporated by
          -----------------------------------------------
          reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 13, 1997.

                                        PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ----------------------------------------------------------------
  (a) Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. "Financial Statements and Supplementary Data".

            Financial statement schedules are not required or are inapplicable, and therefore have been omitted.

  (b)       Reports on Form 8-K.

            On January 2, 1997, the Registrant filed a Current Report on Form 8-K dated December 27, 1996, reporting on its December 27, 1996 public announcement of the intended merger of East New York with and into M&T Bank.

  (c)       Exhibits required by Item 601 of Regulation S-K.

            The exhibits listed on the Exhibit Index on pages 94 and 95 of this Annual Report on Form 10-K have been previously filed, are filed herewith or are incorporated herein by reference to other filings.

  (d)       Additional financial statement schedules.

            None.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 1997.

                                          FIRST EMPIRE STATE CORPORATION



                                          By: /s/ Robert G. Wilmers

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


Signature                             Title                            Date

Principal Executive
Officer:



/s/ Robert G. Wilmers                 Chairman of the Board,
Robert G. Wilmers                     President and
                                      Chief Executive Officer          3/12/97



Principal Financial
and Accounting Officer:


/s/ Michael P. Pinto                   Executive Vice President
Michael P. Pinto                       and Chief Financial Officer     3/12/97

A majority of the board of directors:



/s/ Brent D. Baird                                         3/12/97
Brent D. Baird


/s/ John H. Benisch                                        3/12/97
John H. Benisch


/s/ C. Angela Bontempo                                     3/12/97
C. Angela Bontempo


/s/ Robert T. Brady                                        3/12/97
Robert T. Brady


/s/ Patrick J. Callan                                      3/12/97
Patrick J. Callan


/s/ James A. Carrigg                                       3/12/97
James A. Carrigg


/s/ Barber B. Conable, Jr.                                 3/12/97
Barber B. Conable, Jr.


/s/ Richard E. Garman                                      3/12/97
Richard E. Garman


/s/ James V. Glynn                                         3/12/97
James V. Glynn


Roy M. Goodman


/s/ Patrick W.E. Hodgson                                   3/12/97
Patrick W.E. Hodgson


Samuel T. Hubbard, Jr.


/s/ Lambros J. Lambros                                     3/12/97
Lambros J. Lambros


/s/ Wilfred J. Larson                                      3/12/97
Wilfred J. Larson


/s/ Jorge G. Pereira                                       3/12/97
Jorge G. Pereira


/s/ Raymond D. Stevens, Jr.                                3/12/97
Raymond D. Stevens, Jr.

/s/ Herbert L. Washington                                  3/12/97
Herbert L. Washington


/s/ John L. Wehle, Jr.                                     3/12/97
John L. Wehle. Jr.


/s/ Robert G. Wilmers                                      3/12/97
Robert G. Wilmers

                                 EXHIBIT INDEX
                                 -------------


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

    4.1 Instruments defining the rights of security holders, including indentures. Incorporated by reference to Exhibit Nos. 3.1, 3.2, 3.3, 10.1 and 10.2 hereof.

    4.2 Amended and Restated Trust Agreement dated as of January 31, 1997 by and among First Empire State Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated January 31, 1997 (File No. 1-9861).

    4.3 Junior Subordinated Indenture dated as of January 31, 1997 by and between First Empire State Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated January 31, 1997 (File No. 1-9861).

    4.4 Guarantee Agreement dated as of January 31, 1997 by and between First Empire State Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to Form 8-K dated January 31, 1997 (File No. 1-9861).

   10.1 Revolving Credit Agreement, dated as of November 24, 1995, between First Empire State Corporation and The First National Bank of Boston. Incorporated by reference to Exhibit No. 10.1 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).

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

   10.7 Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit No. 10.7 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).

   10.8 Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).

   10.9 First Empire State Corporation Supplemental Pension Plan. Incorporated by reference to Exhibit No. 10.12 to the Form 10-K for the year ended December 31, 1994. (File No. 1-9861).

  10.10 First Empire State Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit No. 10.13 to the Form 10-K for the year ended December 31, 1994. (File No. 1-9861).

  10.11 First Empire State Corporation Nonqualified Deferred Bonus Plan. Filed herewith.

   11.1 Statement re: Computation of Earnings Per Common Share. Filed herewith.

   21.1 Subsidiaries of the Registrant. Incorporated by reference to the caption "Subsidiaries" contained in Part I, Item 1 hereof.

   23.1 Consent of Price Waterhouse re: Registration Statement No. 33-32044 and 333-16077. Filed herewith.

   23.2 Consent of Price Waterhouse re: Registration Statements Nos. 33-12207, 33-58500 and 33-63917. Filed herewith.

   27.1 Article 9 Financial Data Schedule for the year ended December 31, 1996. Filed herewith.

   99.1 First Empire State Corporation Retirement Savings Plan and Trust Financial Statements and Additional Information for the years ended December 31, 1996 and 1995. Filed herewith.