Form 10-Q
period 1997-03-31
FIRST EMPIRE STATE CORP
filed 1997-05-15
CIK 36270

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                     or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 1-9861


                       FIRST EMPIRE STATE CORPORATION
            (Exact name of registrant as specified in its charter)

         New York                                 16-0968385
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


     One M & T Plaza                                 14240
     Buffalo, New York                             (Zip Code)
   (Address of principal
     executive offices)


                                (716) 842-5445
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  x   No
                                                   ----    ---

Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on April 30, 1997: 6,616,932 shares.

                         FIRST EMPIRE STATE CORPORATION

                                   FORM 10-Q

                 For the Quarterly Period Ended March 31, 1997



TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT                PAGE
---------------------------------------------------                ----
Part I. Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheet -
            March 31, 1997 and December 31, 1996                    3

            Consolidated Statement of Income -
            Three months ended March 31, 1997 and 1996              4

            Consolidated Statement of Cash Flows -
            Three months ended March 31, 1997 and 1996              5

            Consolidated Statement of Changes in
            Stockholders' Equity--Three months ended
            March 31, 1997 and 1996                                 6

            Consolidated Summary of Changes in
            Allowance for Possible Credit Losses -
            Three months ended March 31, 1997 and 1996              6

            Notes to Financial Statements                           7

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                              9

Part II. Other Information                                         21

Signatures                                                         23

Exhibit Index                                                      24


                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

--------------------------------------------------------------------------------
               FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET (unaudited)

                                                                                        MARCH 31,    DECEMBER 31,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE                                                     1997          1996
-------------------------------------------------------------------------------------  ------------  -------------
Assets                        Cash and due from banks                                  $    376,741        324,659
                              Money-market assets
                                Interest-bearing deposits at banks...................        47,713         47,325
                                Federal funds sold and agreements to resell
                                 securities..........................................        20,926        125,326
                                Trading account......................................        56,040         37,317
                              ------------------------------------------------------------------------------------
                                  Total money-market assets..........................       124,679        209,968
                              ------------------------------------------------------------------------------------
                              Investment securities
                                Available for sale (cost: $1,558,244 at March 31, 1997;
                                 $1,400,976 at December 31, 1996)....................     1,543,855      1,396,672
                                Held to maturity (market value: $94,636 at March 31,
                                 1997; $119,316 at December 31, 1996)................        94,224        118,616
                                Other (market value: $55,226 at March 31, 1997; $56,410
                                 at December 31, 1996)...............................        55,226         56,410
                              ------------------------------------------------------------------------------------
                                  Total investment securities........................     1,693,305      1,571,698
                              ------------------------------------------------------------------------------------
                              Loans and leases.......................................    11,177,030     11,120,221
                                Unearned discount....................................      (374,257)      (398,098)
                                Allowance for possible credit losses.................      (273,573)      (270,466)
                              ------------------------------------------------------------------------------------
                                  Loans and leases, net..............................    10,529,200     10,451,657
                              ------------------------------------------------------------------------------------
                              Premises and equipment.................................       126,646        128,521
                              Accrued interest and other assets......................       271,661        257,412
                              ------------------------------------------------------------------------------------
                                  Total assets.......................................  $ 13,122,232     12,943,915
                              ------------------------------------------------------------------------------------
Liabilities                   Noninterest-bearing deposits                             $  1,218,840      1,352,929
                              NOW accounts...........................................       329,010        334,787
                              Savings deposits.......................................     3,295,495      3,280,788
                              Time deposits..........................................     5,464,580      5,352,749
                              Deposits at foreign office.............................       225,440        193,236
                              ------------------------------------------------------------------------------------
                                  Total deposits.....................................    10,533,365     10,514,489
                              ------------------------------------------------------------------------------------
                              Federal funds purchased and agreements to repurchase
                               securities............................................       866,548      1,015,408
                              Other short-term borrowings............................       273,531        134,779
                              Accrued interest and other liabilities.................       208,645        195,578
                              Long-term borrowings...................................       327,960        178,002
                              ------------------------------------------------------------------------------------
                              Total liabilities......................................    12,210,049     12,038,256
                              ------------------------------------------------------------------------------------
Stockholders' equity          Preferred stock, $1 par, 1,000,000 shares authorized,
                               none outstanding......................................       --            --
                              Common stock, $5 par, 15,000,000 shares authorized,
                               8,097,472 shares issued...............................        40,487         40,487
                              Additional paid-in capital.............................        98,150         96,597
                              Retained earnings......................................       972,978        937,072
                              Unrealized investment losses, net......................        (8,486)        (2,485)
                              Treasury stock--common, at cost -
                               1,455,170 shares at March 31, 1997;
                               1,411,286 shares at December 31, 1996.................      (190,946)      (166,012)
                              ------------------------------------------------------------------------------------
                                  Total stockholders' equity.........................       912,183        905,659
                              ------------------------------------------------------------------------------------
                                  Total liabilities and stockholders' equity.........  $ 13,122,232     12,943,915
                              ------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME (unaudited)

                                                                                           THREE MONTHS ENDED MARCH 31
                                                                                           ---------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE                                                            1997       1996
----------------------------------------------------------------------------------------------  ---------  ---------
Interest income                  Loans and leases, including fees                               $ 229,575    213,206
                                 Money-market assets
                                   Deposits at banks                                                  709      1,031
                                   Federal funds sold and agreements to resell securities             405      1,403
                                   Trading account                                                    221        273
                                 Investment securities
                                   Fully taxable                                                   23,798     27,419
                                   Exempt from federal taxes                                        1,058        445
                                 -----------------------------------------------------------------------------------
                                 Total interest income                                            255,766    243,777
--------------------------------------------------------------------------------------------------------------------
Interest expense                 NOW accounts                                                         920      2,773
                                 Savings deposits                                                  22,248     20,521
                                 Time deposits                                                     73,757     65,456
                                 Deposits at foreign office                                         3,239      2,129
                                 Short-term borrowings                                             13,700     19,689
                                 Long-term borrowings                                               5,457      3,617
                                 -----------------------------------------------------------------------------------
                                     Total interest expense                                       119,321    114,185
                                 -----------------------------------------------------------------------------------
                                 Net interest income                                              136,445    129,592
                                 Provision for possible credit losses                              11,000      9,675
                                 -----------------------------------------------------------------------------------
                                 Net interest income after provision for possible credit
                                  losses                                                          125,445    119,917
--------------------------------------------------------------------------------------------------------------------
Other income                     Mortgage banking revenues                                         12,075     10,391
                                 Service charges on deposit accounts                               10,385      9,905
                                 Trust income                                                       6,903      6,173
                                 Merchant discount and other credit card fees                       5,231      3,055
                                 Trading account and foreign exchange gains (losses)                1,349       (704)
                                 Gain (loss) on sales of bank investment securities                   (45)       318
                                 Other revenues from operations                                    10,025      7,113
                                 -----------------------------------------------------------------------------------
                                     Total other income                                            45,923     36,251
--------------------------------------------------------------------------------------------------------------------
Other expense                    Salaries and employee benefits                                    55,559     52,128
                                 Equipment and net occupancy                                       13,233     13,416
                                 Printing, postage and supplies                                     3,351      3,819
                                 Deposit insurance                                                    486        780
                                 Other costs of operations                                         31,655     26,174
                                 -----------------------------------------------------------------------------------
                                     Total other expense                                          104,284     96,317
                                 -----------------------------------------------------------------------------------
                                 Income before income taxes                                        67,084     59,851
                                 Income taxes                                                      25,825     23,698
                                 -----------------------------------------------------------------------------------
                                 Net income                                                     $  41,259     36,153
--------------------------------------------------------------------------------------------------------------------
                                 Net income per common share
                                   Primary                                                      $    5.81       5.20
                                   Fully diluted                                                     5.80       4.96
                                 Cash dividends per common share                                      .80        .70


                                 Average common shares outstanding
                                   Primary                                                          7,100      6,778
                                   Fully diluted                                                    7,114      7,295

--------------------------------------------------------------------------------
              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                             THREE MONTHS ENDED MARCH 31
IN THOUSANDS                                                                                    1997             1996
------------------------------------------------------------------------------------------------------------------------
Cash flows from                            Net income                                       $   41,259           36,153
operating activities                       Adjustments to reconcile net income to
                                             net cash provided by operating activities
                                               Provision for possible credit losses             11,000            9,675
                                               Depreciation and amortization of premises
                                                 and equipment                                   5,123            4,938
                                               Amortization of capitalized mortgage
                                                 servicing rights                                3,230            2,507
                                               Provision for deferred income taxes              (1,017)          (4,479)
                                               Asset write-downs                                   216              250
                                               Net gain on sales of assets                      (1,470)            (418)
                                               Net change in accrued interest
                                                 receivable, payable                            11,749            1,190
                                               Net change in other accrued income and
                                                 expense                                        15,550            18,283
                                               Net change in loans held for sale                74,695           (15,359)
                                               Net change in trading account assets and
                                                 liabilities                                    (5,061)          (27,777)
                                 -------------------------------------------------------------------------------------------
                                               Net cash provided by operating activities       155,274            24,963
----------------------------------------------------------------------------------------------------------------------------
Cash flows from                            Proceeds from sales of investment
investing activities                         securities Available for sale                     120,429            20,531
                                           Proceeds from maturities of investment
                                             securities
                                             Available for sale                                 54,098            81,547
                                             Held to maturity                                   29,345             5,069
                                           Purchases of investment securities
                                             Available for sale                               (329,941)         (443,763)
                                             Held to maturity                                   (4,956)           (7,230)
                                             Other                                                (882)           (2,776)
                                           Net (increase) decrease in interest-
                                             bearing deposits at banks                            (388)           67,191
                                           Additions to capitalized mortgage
                                             servicing rights                                  (12,179)           (4,095)
                                           Net increase in loans and leases                   (163,308)         (346,107)
                                           Capital expenditures, net                            (1,961)           (3,744)
                                           Acquisitions, net of cash acquired                  123,043                --
                                           Other, net                                           (3,326)            6,082
                              ----------------------------------------------------------------------------------------------
                                             Net cash used by investing activities            (190,026)         (627,295)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from                            Net increase (decrease) in deposits                (112,376)          248,515
financing activities                       Net increase (decrease) in short-term
                                             borrowings                                        (23,770)          461,090
                                           Proceeds from issuance of trust
                                             preferred securities                              150,000                --
                                           Payments on long-term borrowings                        (68)           (2,382)
                                           Purchases of treasury stock                         (29,529)          (28,360)
                                           Dividends paid--common                               (5,353)           (4,446)
                                           Dividends paid--preferred                                --              (900)
                                           Other, net                                            3,530            (9,528)
                              ----------------------------------------------------------------------------------------------
                                             Net cash provided (used) by financing
                                               activities                                      (17,566)          663,989
                              ----------------------------------------------------------------------------------------------
                                           Net increase (decrease) in cash and cash
                                             equivalents                                    $  (52,318)           61,657
                                           Cash and cash equivalents at beginning of
                                             period                                            449,985           364,119
                                           Cash and cash equivalents at end of
                                             period                                         $  397,667           425,776
----------------------------------------------------------------------------------------------------------------------------
Supplemental                               Interest received during the period              $  262,527           244,530
disclosure of cash                         Interest paid during the period                     115,090           114,943
flow information                           Income taxes paid during the period                   2,500             3,224
----------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash           Real estate acquired in settlement of
  investing and                              loans                                          $    1,766             1,945
financing activities                       Conversion of preferred stock to common
                                             stock                                                  --            40,000
----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                                                             ADDITIONAL              UNREALIZED
DOLLARS IN THOUSANDS,           PREFERRED          COMMON      PAID-IN    RETAINED   INVESTMENT    TREASURY
  EXCEPT PER SHARE                STOCK             STOCK      CAPITAL    EARNINGS   LOSSES, NET    STOCK       TOTAL
-----------------------  -----------------------  ---------  -----------  ---------  -----------  ----------  ----------
1996
Balance--January 1,
  1996.................         $40,000            40,487      98,657     805,486      (3,155)    (135,222)   $  846,253
Net income.............              --                --          --      36,153          --           --        36,153
Preferred stock cash
  dividends............              --                --          --        (900)         --           --          (900)
Common stock cash
  dividends -$.70 per
  share................              --                --          --      (4,446)         --           --        (4,446)
Exercise of stock
  options..............              --                --         663          --          --          2,068       2,731
Purchases of treasury
  stock................              --                --          --          --          --        (28,360)    (28,360)
Conversion of preferred
  stock into
  506,930 shares of
  common stock.........         (40,000)               --      (6,534)         --          --         46,534          --
Unrealized losses on
  investment
  securities available
  for sale, net........              --                --          --          --      (4,280)            --      (4,280)
-------------------------------------------------------------------------------------------------------------------------
Balance--March 31,
  1996.................             $--            40,487      92,786     836,293      (7,435)      (114,980) $  847,151
-------------------------------------------------------------------------------------------------------------------------
1997
Balance--January 1,
  1997.................             $--            40,487      96,597     937,072      (2,485)      (166,012) $  905,659
Net income.............              --                --          --      41,259          --             --      41,259
Common stock cash
  dividends -$.80 per
  share................              --                --          --      (5,353)         --             --      (5,353)
Exercise of stock
  options..............              --                --       1,553          --          --          4,595       6,148
Purchases of treasury
  stock................              --                --          --          --          --        (29,529)    (29,529)
Unrealized losses on
  investment securities
  available for sale,
  net..................              --                --          --          --      (6,001)            --      (6,001)
-------------------------------------------------------------------------------------------------------------------------
Balance--March
  31,1997..............             $--            40,487      98,150     972,978      (8,486)      (190,946) $  912,183
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
DOLLARS IN THOUSANDS                                                                  1997       1996
-----------------------------------------------------------------------            ----------  ---------
Beginning balance......................................................            $  270,466    262,344
Provision for possible credit losses...................................                11,000      9,675
Net charge-offs
  Charge-offs..........................................................               (13,653)    (8,162)
  Recoveries...........................................................                 5,760      3,058
-------------------------------------------------------------------------------------------------------------------------
    Total net charge-offs..............................................                (7,893)    (5,104)
-------------------------------------------------------------------------------------------------------------------------
Ending balance.........................................................            $  273,573    266,915
-------------------------------------------------------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of First Empire State Corporation and subsidiaries ("the Company") were compiled in accordance with the accounting policies set forth on pages 41 and 42 of the Company's 1996 Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2. Borrowings

In January 1997, First Empire Capital Trust I ("Issuer Trust"), a Delaware business trust, issued $150 million of 8.234% capital securities ("Capital Securities"). The common securities of the Issuer Trust are wholly owned by First Empire State Corporation ("First Empire"), and such securities are the only class of the Issuer Trust's securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the Issuer Trust, and are classified in the Company's consolidated balance sheet as long-term borrowings, with distributions on such securities included in interest expense. Under the Federal Reserve Board's current risk-based capital guidelines, the Capital Securities are includable in First Empire's Tier 1 capital. The proceeds from the issuance of the Capital Securities ($150 million) and common securities ($4.64 million) were used by the Issuer Trust to purchase $154.64 million of 8.234% junior subordinated debentures ("Junior Subordinated Debentures") issued by First Empire. The Junior Subordinated Debentures represent the sole asset of the Issuer Trust and payments under the Junior Subordinated Debentures are the Issuer Trust's sole source of cash flow.

Holders of the Capital Securities receive preferential cumulative cash distributions semi-annually each February 1st and August 1st at a rate of 8.234% per annum on the stated liquidation amount ($1,000) per Capital Security unless First Empire exercises its right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods, in which case payment of distributions on the Capital Securities will be deferred for a comparable period. During an extended interest period, First Empire may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by First Empire of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities, but only in each case to the extent of funds held by the Issuer Trust. The obligations of First Empire under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of First Empire.

The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity date of the Junior Subordinated Debentures (February 1, 2027) or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events ("Events") set forth in the indenture relating to the Capital Securities, and in whole or in part at any time after February 1, 2007 contemporaneously with First Empire's optional redemption of the Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity date at First Empire's option (i) on or after February 1, 2007, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities upon their early redemption will be expressed as a percentage of the liquidation amount plus accumulated but unpaid distributions. Such percentage adjusts annually and ranges from 104.117% at February 1, 2007 to 100.412% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007.

3. Earnings per share

During the first quarter of 1997, Statement of Financial Accounting
Standards ("SFAS") No. 128, "Earnings per Share," was issued. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary earnings per share required by Accounting Principles Board Opinion No. 15, "Earnings Per Share," with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator in the basic earnings per share computation to the numerator and denominator in the diluted earnings per share computation.

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings.

SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted, however, after the effective date all prior period earnings per share data presented shall be restated to conform with the provisions of SFAS No. 128.

Pro forma amounts for basic and diluted earnings per share as if SFAS No.
128 was effective January 1, 1996, were $6.17 and $5.81, respectively, for the three months ended March 31, 1997 and $5.51 and $4.97, respectively, for the three months ended March 31, 1996.

4. Contingencies

Information regarding legal proceedings is included in Part II, Item I, ("Legal Proceedings") of this Quarterly Report on Form 10-Q.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Overview

First Empire State Corporation ("First Empire") earned $41.3 million or
$5.80 per fully diluted common share in the first quarter of 1997, increases of 14% and 17%, respectively, from the first quarter of 1996 when net income was $36.2 million or $4.96 per common share on a fully diluted basis. Net income was $40.4 million or $5.68 per fully diluted common share in the fourth quarter of 1996. Primary earnings per common share rose 12% to $5.81 in the recent quarter from $5.20 in the first quarter of 1996. Primary earnings per share were $5.70 in 1996's fourth quarter. The annualized rate of return on average assets for First Empire and its consolidated subsidiaries ("the Company") in the first quarter of 1997 was 1.30%, compared with 1.20% in the year-earlier quarter and 1.26% in 1996's last quarter. The annualized return on average common stockholders' equity was 18.24% in the initial 1997 quarter, compared with 17.50% and 18.05% in the first and fourth quarters of 1996, respectively.

    On January 31, 1997, First Empire completed an offering of trust preferred securities ("Capital
Securities") that raised $150 million of regulatory capital. The 30-year offering of 8.234% fixed-rate cumulative Capital Securities was issued through First Empire Capital Trust I ("the Issuer Trust"), a Delaware business trust that was formed by First Empire to facilitate the transaction. The Capital Securities provide investors with call protection for ten years. The Issuer Trust was formed solely to issue the Capital Securities and advance the proceeds to First Empire by purchasing a like amount of First Empire's 8.234% junior subordinated debentures. The proceeds of the Capital Securities qualify as Tier 1 or core capital for First Empire under the Federal Reserve Board's current risk-based capital guidelines. The Capital Securities are classified as long-term borrowings and distributions on the securities are included in interest expense. Payments on the junior subordinated debt of First Empire, which are in turn passed through the Issuer Trust to the holders of the Capital Securities, are serviced through existing liquidity and cash flow sources of First Empire. Under current federal tax law, First Empire is permitted to deduct interest payments on the junior subordinated debt in computing taxable income.

    On January 24, 1997, the Company acquired two branch offices from GreenPoint Bank, including approximately $131 million in deposits. The branches are located in Westchester County, New York.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income rose 5% to $137.7 million in the first quarter of 1997 from $130.5 million in the year-earlier quarter. Growth in average loans and leases was the most significant factor contributing to the rise. Average loans and leases increased $1.0 billion, or 11%, to $10.7 billion in the first quarter of 1997 from $9.7 billion in the year-earlier quarter. While first quarter 1997 average loans and leases were 2% higher than the $10.5 billion averaged in 1996's final quarter, the rate of growth slowed from that experienced in 1996's quarterly periods. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
 (net of unearned discount)
Dollars in millions


                                                         Percent increase
                                                         (decrease) from
                                                 ----------------------------
                                      1ST QTR.     1ST QTR.       4TH QTR.
                                        1997         1996           1996
                                      ---------  -------------  -------------

Commercial, financial, etc          $   2,187        10%             6%
Real estate--commercial                 4,005        10              3
Real estate--consumer                   2,134         6             (2)
Consumer
  Automobile                            1,117        25             --
  Home equity                             636         6              2
  Credit cards                            300        35              2
  Other                                   336        16              1
                                      ---------      --             --
   Total consumer                       2,389        19              1
                                      ---------      --             --
    Total                           $  10,715        11%             2%
                                      ---------      --             --
                                      ---------      --             --


    Due, in part, to loan growth, average holdings of investment securities in the first quarter of 1997 were decreased from both the first and final quarters of 1996. Average investment securities declined to $1.6 billion in the recent quarter from $1.8 billion in the first quarter of 1996 and $1.7 billion in 1996's fourth quarter. Money-market assets averaged $138 million in 1997's initial quarter, compared with $193 million in the year-earlier quarter and $122 million in the fourth quarter of 1996. In general, the size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

    As a result of the changes described herein, average earning assets totaled $12.5 billion in the initial 1997 quarter, an increase of $769 million, or 7%, from $11.7 billion in the first quarter of 1996. Average earning assets were $12.3 billion in the fourth quarter of 1996.

    Core deposits, which include noninterest-bearing demand deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000, represent a significant source of funding to the Company. The Company's New York State branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association ("M&T Bank, N.A."), a wholly owned commercial bank subsidiary of First Empire. Average core deposits increased to $8.1 billion in 1997's initial quarter from $7.7 billion in the year earlier quarter, and were essentially equal to the fourth quarter of 1996. Average core deposits of M&T Bank, N.A., which began operations in the fourth quarter of 1995, were $388 million in the recently completed quarter, compared with $87 million in the first quarter of 1996 and $382 million in the fourth quarter of 1996. The accompanying table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS
Dollars in millions



                                                     Percent increase
                                                      (decrease) from
                                                  -------------------------
                                      1ST QTR.     1ST QTR.       4TH QTR.
                                        1997         1996           1996
                                      ---------    --------       --------

NOW accounts                          $  281          (63)%         ( 14)%
Savings deposits                       3,346           19              2
Time deposits less than $100,000       3,337           11              1
Demand deposits                        1,162            3             (4)
                                       -----           --            --
    Total                             $8,126            6 %            - %
                                       -----           --            --
                                       -----           --            --

    In addition to core deposits, the Company obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company's offshore branch office, and brokered certificates of deposit. Brokered deposits are used to reduce short-term borrowings and lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $1.1 billion during the recent quarter and totaled $1.1 billion at March 31, 1997, compared with an average balance of $830 million during the comparable 1996 period and a total balance of $879 million at March 31, 1996. Brokered deposits averaged $1.2 billion in the fourth quarter of 1996. The weighted average remaining term to maturity of brokered deposits at March 31, 1997 was 1.8 years. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

    As a supplement to deposits, the Company uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York ("FHLB") and others as sources of funding. Short-term borrowings averaged $1.1 billion in the recent quarter, compared with $1.5 billion and $881 million in the first and fourth quarters of 1996, respectively. Also providing funding during the first quarter of 1997 was the aforementioned issuance of $150 million of Capital Securities. These securities are included in long-term borrowings, which also include $175 million of subordinated notes issued by Manufacturers and Traders Trust Company ("M&T Bank"), a wholly owned commercial bank subsidiary of First Empire. Long-term borrowings averaged $278 million and $192 million in the first quarter of 1997 and 1996, respectively, and $186 million in the fourth quarter of 1996.

    Net interest income is impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as well as changes in interest rates and spreads. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.81% in the first quarter of 1997, compared with 3.85% in the year-earlier quarter. The 4 basis point (hundredths of one percent) narrowing of the net interest spread was the result of a 6 basis point decline in the yield on earning assets to 8.36% in the initial 1997 quarter from 8.42% in the first quarter of 1996, partially offset by a 2 basis point decline in the cost of interest-bearing liabilities to 4.55% in the first quarter of 1997 from 4.57% in the corresponding 1996 quarter. The net interest spread was 3.77% in the fourth quarter of 1996 when the yield on earning assets was 8.31% and the rate paid on interest-bearing liabilities was 4.54%.

    The contribution to net interest margin of interest-free funds in the first quarter of 1997 was .67%, up from .64% in the comparable quarter of 1996, but down slightly from .69% in 1996's final quarter. The increase from the first quarter of 1996 resulted from a 10% increase in average interest-free funds. Average interest-free funds, consisting largely of non-interest bearing demand deposits and stockholders' equity, totaled $1.8 billion in the first quarter of 1997, up from $1.6 billion a year earlier, but essentially equal to the fourth quarter of 1996.

    Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under a number of different interest rate scenarios. As part of the management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, rates paid on interest-bearing deposits. The notional amount of interest rate swap agreements used as part of the Company's management of interest rate risk in effect at March 31, 1997 and 1996 was $2.3 billion. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under the terms of a $34 million swap, the Company pays a fixed rate of interest and receives a variable rate. At March 31, 1997 the weighted average rates to be received and paid under interest rate swap agreements were 6.20% and 5.53%, respectively. As of March 31, 1997, the Company had also entered into forward-starting swaps with an aggregate notional amount of $115 million. Such forward-starting swaps had no effect on the Company's net interest income through March 31, 1997. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

                                                                                THREE MONTHS ENDED MARCH 31
                                                                    ----------------------------------------------------
                                                                                 1997                       1996
                                                                    --------------------------    ------------------------
                                                                        AMOUNT        RATE *         AMOUNT       RATE *
                                                                    -------------  -----------    -----------  -----------

Increase (decrease) in:
  Interest income..................................................  $        177          .01%    $      (39)           -%
  Interest expense.................................................        (3,208)        (.12)        (3,153)        (.13)
                                                                     -------------                 ----------
Net interest income/margin.........................................  $      3,385           .11%    $   3,114          .11%
                                                                     -------------          ---    ----------          ---
                                                                     -------------          ---    ----------          ---
Average notional amount **.........................................  $  2,287,090                  $2,232,907
                                                                     -------------                 ----------
                                                                     -------------                 ----------

------------------------
* Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**  Excludes forward-starting interest rate swaps.

    The Company estimates that as of March 31, 1997 it would have paid approximately $18 million if all interest rate swap agreements entered into for interest rate risk management purposes had been terminated. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not reflected in the consolidated financial statements.

    Giving consideration to interest rate swaps in place at March 31, 1997 and utilizing a computer model which aids management in assessing the potential impact of future changes in interest rates and spreads, management's assessment is that the variability of net interest income in the next two years may be largely unaffected by changes in interest rates, but that additional interest rate risk management actions may be necessary to counter any detrimental effect which a sustained decrease in interest rates could likely have on net interest income in later years.

    As a financial intermediary, the Company is exposed to liquidity risk whenever the maturities of financial instruments included in assets and liabilities differ. Accordingly, a critical element in managing a financial institution is ensuring that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating expenses, and to be used for other corporate purposes. Deposits and borrowings, maturities of money-market assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with other sources of liquidity. Through membership in the FHLB, as well as other available borrowing facilities, First Empire's banking subsidiaries have access to additional funding sources. In addition to the proceeds of the $150 million of junior subordinated debt issued in January 1997, First Empire utilizes dividend payments from its banking subsidiaries, which are subject to various regulatory limitations, to pay dividends, repurchase treasury stock, and fund debt service and other operating expenses. First Empire also maintains a $25 million line of credit with an unaffiliated commercial bank, all of which was available for borrowing at March 31, 1997. Management does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either First Empire or its subsidiary banks. Furthermore, management closely monitors the Company's liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet anticipated funding needs.
                                         -12-

PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for possible credit losses in the first quarter of 1997 was $11.0 million, up from $9.7 million in the first quarter of 1996, but down slightly from $11.5 million in 1996's fourth quarter. Net loan charge-offs in the first three months of 1997 totaled $7.9 million, up from $5.1 million in 1996's first quarter, but down from $11.5 million in last year's fourth quarter. Net charge-offs as an annualized percentage of average loans and leases were
 .30% in the first quarter of 1997, compared with .21% in the corresponding 1996 quarter and .43% in the fourth quarter of 1996. Net charge-offs of consumer loans in the first quarter of 1997 were $8.8 million, compared with $5.0 million in the year-earlier quarter and $9.5 million in the fourth quarter of 1996. Higher charge-offs of credit card balances and indirect automobile loans were the most significant factors contributing to the increased level of consumer loan charge-offs in the first quarter of 1997 compared with the first quarter of 1996. Net consumer loan charge-offs as an annualized percentage of average consumer loans and leases were 1.50% in the initial 1997 quarter, compared with 1.00% in the first quarter of 1996 and 1.60% in 1996's final quarter.

    Nonperforming loans were $97.0 million or .90% of total loans and leases outstanding at March 31, 1997, compared with $82.6 million or .83% at March 31, 1996 and $97.9 million or .91% at December 31, 1996. The increase from the corresponding quarter in 1996 was due mainly to the inclusion in loans past due ninety days but still accruing interest of one-to-four family residential mortgage loans serviced by the Company and repurchased from the Government National Mortgage Association during the second and third quarters of 1996. These loans are covered by guarantees of government agencies. The costs associated with servicing these loans were reduced as a result of the repurchases. Such repurchased loans totaled $13.9 million and $16.3 million at March 31, 1997 and December 31, 1996, respectively. Nonperforming commercial real estate loans totaled $25.6 million at March 31, 1997, $33.7 million at March 31, 1996 and $27.1 million at December 31, 1996. Included in these totals were loans secured by properties located in the New York City metropolitan area of $8.2 million at March 31, 1997, $10.4 million at March 31, 1996 and $10.3 million at December 31, 1996. Nonperforming consumer loans and leases totaled $17.4 million at March 31, 1997, compared with $13.7 million at March 31, 1996 and $17.6 million at December 31, 1996. The increase in nonperforming consumer loans from March 31, 1996 is generally consistent with current industry trends and also reflects growth in the Company's consumer loan portfolio, particularly credit card balances and automobile loans. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .74% at March 31, 1997 and .66% and .73% at March 31 and December 31, 1996, respectively. The repayment performance of consumer loans continues to be closely monitored by management. Assets taken in foreclosure of defaulted loans were $8.7 million at March 31, 1997, $7.5 million at March 31, 1996 and $8.5 million at December 31, 1996.

    A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSETS
Dollars in thousands

                                                           1997                     1996 QUARTERS
                                                          FIRST       --------------------------------------------
                                                         QUARTER      FOURTH        THIRD       SECOND      FIRST
                                                       ------------  ---------  -------------  ---------  ---------

Nonaccrual loans.....................................   $   57,366      58,232       59,517       57,603     67,098
Loans past due 90 days or more.......................       36,857      39,652       36,958       27,406     15,513
Renegotiated loans...................................        2,741      --           --           --         --
                                                       ------------  ---------  -------------  ---------  ---------
Total nonperforming loans............................       96,964      97,884       96,475       85,009     82,611
Other real estate owned..............................        8,694       8,523        8,467        8,890      7,508
                                                       ------------  ---------  -------------  ---------  ---------
Total nonperforming assets...........................   $  105,658     106,407      104,942       93,899     90,119
                                                       ------------  ---------  -------------  ---------  ---------
                                                       ------------  ---------  -------------  ---------  ---------
Government guaranteed nonperforming loans*...........   $   22,753      25,847       27,475       18,267      6,663
                                                       ------------  ---------  -------------  ---------  ---------
                                                       ------------  ---------  -------------  ---------  ---------
Nonperforming loans to total loans and leases, net of
  unearned discount..................................          .90%        .91%         .92%         .84%       .83%
Nonperforming assets to total net loans and other
  real estate owned..................................          .98%        .99%        1.00%         .93%       .91%
                                                       ------------  ---------  -------------  ---------  ---------
                                                       ------------  ---------  -------------  ---------  ---------

--------------------
*   Included in total nonperforming loans.

    The allowance for possible credit losses at March 31, 1997 was $273.6 million, or 2.53% of total loans and leases, compared with $266.9 million or 2.69% a year earlier and $270.5 million or 2.52% at December 31, 1996. The ratio of the allowance for possible credit losses to nonperforming loans was 282% at the most recent quarter-end, compared with 323% at March 31, 1996 and 276% at December 31, 1996.

    Management regularly assesses the adequacy of the allowance for possible credit losses and records a provision to replenish or build the allowance to a level necessary to maintain an adequate reserve position. In making such assessment, management performs an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Based upon the results of such review, management believes that the allowance for possible credit losses at March 31, 1997 was adequate to absorb credit losses in the loan and lease portfolio.

OTHER INCOME

    Other income totaled $45.9 million in the first quarter of 1997, compared with $36.3 million in the year-earlier quarter and $47.6 million in the fourth quarter of 1996.

    Mortgage banking revenues were $12.1 million in the recent quarter, compared with $10.4 million in the year-earlier quarter and $11.5 million in the final quarter of 1996. Residential mortgage loan servicing fees totaled $5.8 million in the initial quarter of 1997, up from $5.2 million in the first quarter of 1996 and $5.4 million in the fourth quarter of 1996. Gains from sales of residential mortgage loans and loan servicing rights were $5.6 million in the recently completed quarter, compared with $4.7 million in the year earlier quarter and $5.7 million in 1996's final quarter. Residential mortgage loans serviced for others totaled $6.5 billion and $5.5 billion at March 31, 1997 and 1996, respectively. Capitalized servicing assets were $51 million and $42 million at March 31, 1997 and 1996, respectively.

    Service charges on deposit accounts totaled $10.4 million in the first quarter of 1997, an increase of 5% from $9.9 million in the corresponding quarter of the previous year and essentially equal to the fourth quarter of

1996. Trust income was $6.9 million in the first quarter of 1997, compared with $6.2 million in last year's first quarter and $7.8 million in the fourth quarter of 1996. Merchant discount and other credit card fees were $5.2 million in the recent quarter, compared with $3.1 million and $5.8 million in the first and fourth quarters of 1996, respectively. The increase over the year-earlier period resulted from previous expansion of the Company's co-branded credit card business. Effective March 28, 1997, M&T Bank, N.A. terminated the co-branded credit card program that had been initiated in May 1996 with Giant of Maryland, Inc. Approximately $1.5 million of merchant discount and other credit card fees for the first quarter of 1997 were related to this program. Trading account and foreign exchange activity resulted in gains of $1.3 million in the first 1997 quarter and the last quarter of 1996, compared with losses of $704 thousand in the first quarter of 1996. Other revenue from operations totaled $10.0 million in 1997's initial quarter, up $2.9 million from the comparable quarter of 1996, largely due to a $1.5 million gain realized upon termination of a lease for one of the Company's branch offices and higher fees earned from the sales of mutual funds and annuities. Other revenue from operations totaled $11.2 million in the fourth quarter of 1996 when $2.8 million of gains were realized from sales of venture capital investments of the Company.

Other Expense

    Other expense totaled $104.3 million in the first quarter of 1997, compared with $96.3 million in the first quarter of 1996 and $107.1 million in the fourth quarter of 1996.

    Salaries and employee benefits expense was $55.6 million in the recent quarter, an increase of 7% from $52.1 million in the corresponding 1996 quarter and 2% from $54.6 million in the fourth quarter of 1996. Factors contributing to the higher expenses were merit salary increases and higher costs associated with incentive-based compensation arrangements and employee benefits.

    Nonpersonnel expense totaled $48.7 million in the first quarter of 1997, compared with $44.2 million in the year-earlier quarter. The increase was largely the result of expansion of the Company's credit card and mortgage banking businesses. Rebate and other operating expenses based on card usage directly attributable to the recently terminated co-branded credit card program were approximately $2.2 million in the first quarter of 1997. Nonpersonnel expense in the recent quarter declined $3.8 million from $52.5 million in the fourth quarter of 1996 due largely to lower advertising expenses.

Capital

    Stockholders' equity at March 31, 1997 of $912 million was equal to 6.95% of total assets, compared with $847 million or 6.69% of total assets a year earlier and $906 million or 7.00% at December 31, 1996. On a per share basis, stockholders' equity was $137.33 at March 31, 1997, up from $123.76 and $135.45 at March 31 and December 31, 1996, respectively.

    Stockholders' equity at March 31, 1997 was reduced by $8.5 million, or $1.28 per common share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale, compared with $7.4 million or $1.09 per common share at March 31, 1996 and $2.5 million or $.37 per common share at December 31, 1996. Such unrealized losses represent the amount by which amortized cost exceeded the fair value of investment securities classified as available for sale, net of applicable income taxes. The market evaluation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

    Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. The January 1997 issuance of Capital Securities enhanced the Company's capital ratios. Under regulatory guidelines, core capital includes the Capital Securities and total capital also includes subordinated notes issued by M&T Bank. Unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. The capital ratios of the Company and its banking subsidiaries, M&T Bank, The East New York Savings Bank ("East New York") and M&T Bank, N.A., as of March 31, 1997 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
March 31, 1997

                             FIRST EMPIRE      M&T       EAST         M&T
                            (CONSOLIDATED)     BANK     NEW YORK    BANK, N.A.
                           ---------------  ---------  -----------  ----------

Core capital................     9.76%         7.47%     12.80%      14.78%
Total capital...............    12.66%        10.59%     14.06%      16.04%
Leverage....................     8.15%         6.45%      7.65%       6.64%

    The Company has historically maintained capital ratios in excess of minimum regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders' equity, was 15.88% during the first quarter of 1997, compared with 14.60% and 15.96% in the first and fourth quarters of 1996, respectively.

    During the first quarter of 1997, First Empire acquired 29,062 shares pursuant to and thereby completing the program announced in November 1995 to repurchase up to 380,582 shares of its common stock to be held as treasury stock for reissuance at the time of stock option exercises. The 380,582 shares repurchased under that plan were acquired at an average cost of $243.72 per share.

    In February 1997, another plan was announced to repurchase and hold as treasury stock up to 303,317 additional shares, also for reissuance upon the possible future exercise of outstanding stock options. As of March 31, 1997, First Empire had repurchased 63,361 common shares pursuant to the new plan at an average cost of $328.59 per share.

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. First Empire undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

    Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;
credit losses; sources of liquidity; regulatory supervision and oversight, including required capital levels; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/ services; containing costs and expenses; governmental and public policy changes, including environmental regulations; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; continued availability of financing; and financial resources in the amounts, at the times and on the terms required to support the Company's future businesses. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

QUARTERLY TRENDS

                                                                                    1996 QUARTERS
                                                              1997         -----------------------------------------
TAXABLE-EQUIVALENT BASIS                                  FIRST QUARTER    FOURTH      THIRD     SECOND      FIRST
--------------------------------------------------------  -------------   ---------  ---------  ---------  ---------

EARNINGS AND DIVIDENDS
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
Interest income.........................................   $  257,029     257,196    251,336    248,673    244,714
Interest expense........................................      119,321     119,343    117,884    114,996    114,185
                                                          ------------    ---------  ---------  ---------  ---------
Net interest income.....................................      137,708     137,853    133,452    133,677    130,529
Less: provision for possible credit losses..............       11,000      11,475     10,475     11,700      9,675
Other income............................................       45,923      47,641     44,893     41,463     36,251
Less: other expense.....................................      104,284     107,082    107,658     97,921     96,317
                                                          ------------    ---------  ---------  ---------  ---------
Income before income taxes..............................       68,347      66,937     60,212     65,519     60,788
Applicable income taxes.................................       25,825      25,288     23,090     25,790     23,698
Taxable-equivalent adjustment...........................        1,263       1,229      1,251      1,070        937
                                                          ------------    ---------  ---------  ---------  ---------
Net income..............................................   $   41,259      40,420     35,871     38,659     36,153
                                                          ------------    ---------  ---------  ---------  ---------
Cash dividends on preferred stock.......................   $   --            --         --         --          900
Per common share data
 Net income
  Primary...............................................         5.81        5.70       5.05       5.36       5.20
  Fully diluted.........................................         5.80        5.68       5.05       5.36       4.96
 Net income, excluding securities transactions
  Primary...............................................         5.81        5.73       5.05       5.36       5.17
  Fully diluted.........................................         5.80        5.71       5.05       5.36       4.93
 Cash dividends.........................................   $      .80         .70        .70        .70        .70
Average common shares outstanding
  Primary...............................................        7,100       7,098      7,104      7,212      6,778
  Fully diluted.........................................        7,114       7,121      7,106      7,216      7,295
                                                          ------------    ---------  ---------  ---------  ---------
Balance sheet data
Dollars in millions, except per share
Average balances
  Total assets..........................................   $   12,866      12,728     12,556     12,486     12,141
  Earning assets........................................       12,464      12,308     12,124     12,044     11,695
  Investment securities.................................        1,611       1,659      1,798      1,939      1,830
  Loans and leases, net of unearned discount............       10,715      10,527     10,253      9,997      9,672
  Deposits..............................................       10,454      10,609     10,459     10,069      9,496
  Stockholders' equity..................................          917         891        857        855        849
                                                          ------------    ---------  ---------  ---------  ---------
At end of quarter
  Total assets..........................................   $   13,122      12,944     12,821     12,542     12,671
  Earning assets........................................       12,621      12,504     12,282     12,015     12,129
  Investment securities.................................        1,693       1,572      1,753      1,817      2,108
  Loans and leases, net of unearned discount............       10,803      10,722     10,437     10,129      9,912
  Deposits..............................................       10,533      10,514     10,554     10,193      9,719
  Stockholders' equity..................................          912         906        878        861        847
  Equity per common share...............................       137.33      135.45     130.58     126.70     123.76
                                                          ------------    ---------  ---------  ---------  ---------
Performance ratios, annualized
Return on
  Average assets........................................         1.30%       1.26%      1.14%      1.25%      1.20%
  Average common stockholders' equity...................        18.24%      18.05%     16.64%     18.18%     17.50%
Net interest margin on average earning assets...........         4.48%       4.46%      4.38%      4.46%      4.49%
Nonperforming assets to total assets, at end of
  quarter...............................................          .81%        .82%       .82%       .75%       .71%
                                                          ------------  ---------  ---------  ---------  ---------
Market price per common share
  High..................................................   $      336     289 5/8        258        247    247 3/4
  Low...................................................          281         250        239        232        209
  Closing...............................................          320         288        249        241        246


--------------------------------------------------------------------------------------------------------------------------
                                  FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------


AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

                                                     1997 FIRST QUARTER                   1996 FOURTH QUARTER

AVERAGE BALANCE IN MILLIONS; INTEREST IN       AVERAGE                  AVERAGE      AVERAGE                   AVERAGE
  THOUSANDS                                    BALANCE    INTEREST       RATE        BALANCE     INTEREST       RATE
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc................ $  2,187   $  44,623         8.27%       2,072       42,480         8.16%
  Real estate...............................    6,139     131,135         8.54        6,082      131,894         8.67
  Consumer..................................    2,389      54,311         9.22        2,373       55,118         9.24
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
    Total loans and leases, net.............   10,715     230,069         8.71       10,527      229,492         8.67
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
Money-market assets
  Interest-bearing deposits at banks........       48         709         6.01           50          762         6.03
  Federal funds sold and agreements to
    resell securities.......................       32         405         5.22           37          492         5.32
  Trading account...........................       58         255         1.78           35          283         3.21
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
    Total money-market assets...............      138       1,369         4.04          122        1,537         5.01
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
Investment securities**
  U.S. Treasury and federal agencies........    1,064      16,679         6.36        1,097       17,069         6.19
  Obligations of states and political
    subdivisions............................       41         677         6.66           41          682         6.54
  Other.....................................      506       8,235         6.61          521        8,416         6.43
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
    Total investment securities.............    1,611      25,591         6.44        1,659       26,167         6.27
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
    Total earning assets....................   12,464     257,029         8.36       12,308      257,196         8.31
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
Allowance for possible credit losses........     (272)                                 (271)
Cash and due from banks.....................      298                                   325
Other assets................................      376                                   366
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
    Total assets............................ $ 12,866                                12,728
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts.............................. $    281         920         1.33          327        1,247         1.52
  Savings deposits..........................    3,346      22,248         2.70        3,291       22,458         2.71
  Time deposits.............................    5,410      73,757         5.53        5,516       77,006         5.55
  Deposits at foreign office................      255       3,239         5.16          258        3,354         5.16
    Total interest-bearing deposits.........    9,292     100,164         4.37        9,392      104,065         4.41
Short-term borrowings.......................    1,075      13,700         5.17          881       11,785         5.32
Long-term borrowings........................      278       5,457         7.96          186        3,493         7.47
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
    Total interest-bearing liabilities......   10,645     119,321         4.55       10,459      119,343         4.54
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
Demand deposits.............................    1,162                                 1,217
Other liabilities...........................      142                                   161
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
    Total liabilities.......................   11,949                                11,837
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
Stockholders' equity........................      917                                   891
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
    Total liabilities and stockholders'
      equity................................ $ 12,866                                12,728
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
Net interest spread.........................                              3.81                                   3.77
Contribution of interest-free funds.........                               .67                                    .69
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
Net interest income/margin on earning
  assets....................................             $137,708        4.48%                   137,853         4.46%
--------------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------





                                                       1996 THIRD QUARTER
AVERAGE BALANCE IN MILLIONS; INTEREST IN        AVERAGE                   AVERAGE
  THOUSANDS                                     BALANCE     INTEREST       RATE
--------------------------------------------  -----------  -----------  -----------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc................    2,023       41,322         8.12%
  Real estate...............................    5,972      128,704         8.62
  Consumer..................................    2,258       52,268         9.21
--------------------------------------------  -----------  -----------  -----------
    Total loans and leases, net.............   10,253      222,294         8.62
--------------------------------------------  -----------  -----------  -----------
Money-market assets
  Interest-bearing deposits at banks........       24          354         5.98
  Federal funds sold and agreements to
    resell securities.......................       23          311         5.46
  Trading account...........................       26          247         3.73
--------------------------------------------  -----------  -----------  -----------
    Total money-market assets...............       73          912         5.00
--------------------------------------------  -----------  -----------  -----------
Investment securities**
  U.S. Treasury and federal agencies........    1,208       18,719         6.16
  Obligations of states and political
    subdivisions............................       44          711         6.43
  Other.....................................      546        8,700         6.34
--------------------------------------------  -----------  -----------  -----------
    Total investment securities.............    1,798       28,130         6.23
--------------------------------------------  -----------  -----------  -----------
    Total earning assets....................   12,124      251,336         8.25
--------------------------------------------  -----------  -----------  -----------
Allowance for possible credit losses........     (271)
Cash and due from banks.....................      345
Other assets................................      358
--------------------------------------------  -----------  -----------  -----------
    Total assets............................   12,556
--------------------------------------------  -----------  -----------  -----------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts..............................      794        2,768         1.39
  Savings deposits..........................    2,854       21,170         2.95
  Time deposits.............................    5,359       74,706         5.55
  Deposits at foreign office................      257        3,382         5.23
--------------------------------------------  -----------  -----------  -----------
    Total interest-bearing deposits.........    9,264      102,026         4.38
--------------------------------------------  -----------  -----------  -----------
Short-term borrowings.......................      928       12,311         5.28
Long-term borrowings........................      188        3,547         7.48
--------------------------------------------  -----------  -----------  -----------
    Total interest-bearing liabilities......   10,380      117,884         4.52
--------------------------------------------  -----------  -----------  -----------
Demand deposits.............................    1,195
Other liabilities...........................      124
--------------------------------------------  -----------  -----------  -----------
    Total liabilities.......................   11,699
--------------------------------------------  -----------  -----------  -----------
Stockholders' equity........................      857
--------------------------------------------  -----------  -----------  -----------
    Total liabilities and stockholders'
      equity................................   12,556
--------------------------------------------  -----------  -----------  -----------
Net interest spread.........................                               3.73
--------------------------------------------  -----------  -----------  -----------
Contribution of interest-free funds.........                                .65
Net interest income/margin on earning
  assets....................................               133,452         4.38%
--------------------------------------------  -----------  -----------  -----------

------------------------

*   Includes nonaccrual loans.
**  Includes available for sale securities at amortized cost.       (continued)


--------------------------------------------------------------------------------------------------------------------------
                                       FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

                                                                        1996 SECOND QUARTER                    1996 FIRST QUARTER
                                                                   AVERAGE                  AVERAGE      AVERAGE
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS                 BALANCE    INTEREST       RATE        BALANCE     INTEREST
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.................................... $   2,032   $  41,682         8.25%       1,995       40,538
  Real estate...................................................     5,846     126,747         8.67        5,672      124,924
  Consumer......................................................     2,119      49,160         9.33        2,005       48,285
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
    Total loans and leases, net.................................     9,997     217,589         8.75        9,672      213,747
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
Money-market assets
  Interest-bearing deposits at banks............................        18         266         6.14           62        1,031
  Federal funds sold and agreements to resell securities........        58         779         5.38          102        1,403
  Trading account...............................................        32         264         3.33           29          306
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
    Total money-market assets...................................       108       1,309         4.89          193        2,740
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
Investment securities**
  U.S. Treasury and federal agencies............................     1,324      20,248         6.15        1,173       17,987
  Obligations of states and political subdivisions..............        41         668         6.50           36          617
  Other.........................................................       574       8,859         6.21          621        9,623
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
    Total investment securities.................................     1,939      29,775         6.17        1,830       28,227
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
    Total earning assets........................................    12,044     248,673         8.30       11,695      244,714
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
Allowance for possible credit losses............................      (269)                                 (266)
Cash and due from banks.........................................       331                                   335
Other assets....................................................       380                                   377
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
    Total assets................................................ $  12,486                                12,141
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts.................................................. $     760       2,642         1.40          759        2,773
  Savings deposits..............................................     2,872      20,673         2.90        2,803       20,521
  Time deposits.................................................     5,026      68,920         5.51        4,642       65,456
  Deposits at foreign office....................................       273       3,534         5.20          166        2,129
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
    Total interest-bearing deposits.............................     8,931      95,769         4.31        8,370       90,879
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
Short-term borrowings...........................................     1,243      15,657         5.07        1,484       19,689
Long-term borrowings............................................       190       3,570         7.55          192        3,617
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
    Total interest-bearing liabilities..........................    10,364     114,996         4.46       10,046      114,185
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
Demand deposits.................................................     1,138                                 1,126
Other liabilities...............................................       129                                   120
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
    Total liabilities...........................................    11,631                                11,292
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
Stockholders' equity............................................       855                                   849
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
    Total liabilities and stockholders' equity.................. $  12,486                                12,141
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
Net interest spread.............................................                               3.84
Contribution of interest-free funds.............................                                .62
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------
Net interest income/margin on earning assets...................              $ 133,677         4.46%                  130,529
----------------------------------------------------------------  ---------  -----------  -----------  -----------  -----------

* Includes nonaccrual loans.
**Includes available for sale securities at amortized cost.

                                                                    AVERAGE
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS                   RATE
----------------------------------------------------------------  -----------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc....................................     8.17%
  Real estate...................................................     8.81
  Consumer......................................................     9.68
----------------------------------------------------------------  -----------
    Total loans and leases, net.................................     8.89
----------------------------------------------------------------  -----------
Money-market assets
  Interest-bearing deposits at banks............................     6.68
  Federal funds sold and agreements to resell securities........     5.53
  Trading account...............................................     4.34
----------------------------------------------------------------  -----------
    Total money-market assets...................................     5.73
----------------------------------------------------------------  -----------
Investment securities**
  U.S. Treasury and federal agencies............................     6.17
  Obligations of states and political subdivisions..............     6.85
  Other.........................................................     6.23
----------------------------------------------------------------  -----------
    Total investment securities.................................     6.20
----------------------------------------------------------------  -----------
    Total earning assets........................................     8.42
----------------------------------------------------------------  -----------
Allowance for possible credit losses............................
Cash and due from banks.........................................
Other assets....................................................
----------------------------------------------------------------  -----------
    Total assets................................................
----------------------------------------------------------------  -----------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts..................................................     1.47
  Savings deposits..............................................     2.94
  Time deposits.................................................     5.67
  Deposits at foreign office....................................     5.16
----------------------------------------------------------------  -----------
    Total interest-bearing deposits.............................     4.37
----------------------------------------------------------------  -----------
Short-term borrowings...........................................     5.34
Long-term borrowings............................................     7.57
----------------------------------------------------------------  -----------
    Total interest-bearing liabilities..........................     4.57
----------------------------------------------------------------  -----------
Demand deposits.................................................
Other liabilities...............................................
----------------------------------------------------------------  -----------
    Total liabilities...........................................
----------------------------------------------------------------  -----------
Stockholders' equity............................................
----------------------------------------------------------------  -----------
    Total liabilities and stockholders' equity..................
----------------------------------------------------------------  -----------
Net interest spread.............................................     3.85
Contribution of interest-free funds.............................      .64
----------------------------------------------------------------  -----------
Net interest income/margin on earning assets....................     4.49%
----------------------------------------------------------------  -----------

------------------------

   *Includes nonaccrual loans.
  **Includes available for sale securities at amortized cost.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    M&T Bank, N.A. and Giant of Maryland, Inc. ("Giant") are arbitrating the rights and liabilities of the parties to each other in connection with the termination of their co-branded credit card agreement. The resolution of this matter has been submitted to arbitration under the auspices of the American Arbitration Association following the termination of legal proceedings between the parties that were formerly pending in the United States District Court for the District of Maryland. M&T Bank, N.A. initiated the arbitration proceeding. Giant alleges in the arbitration proceeding that M&T Bank, N.A. breached the co-branded credit card agreement by seeking to terminate the agreement and negligently misrepresenting certain information provided to Giant, and seeks damages in excess of $37 million, plus interest, costs, attorneys fees and other unspecified relief. M&T Bank, N.A. has denied Giant's allegations in the arbitration proceeding, and is pursuing its own claims against Giant in the same proceeding. Management believes that M&T Bank, N.A. has meritorious defenses to Giant's claims and is vigorously defending against them while pursuing relief under M&T Bank, N.A.'s claims against Giant.

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

Item 2. Changes in Securities.

        (a)  (Not applicable)

        (b) In January 1997, the Issuer Trust, a Delaware business trust, issued $150 million of 8.234% Capital Securities. The common securities of the Issuer Trust are wholly owned by First Empire, and the Capital Securities represent preferred undivided interests in the assets of the Issuer Trust. The proceeds from the issuance of the Capital Securities ($150 million) and common securities ($4.64 million) were used by the Issuer Trust to purchase $154.64 million of 8.234% junior subordinated debentures ("Junior Subordinated Debentures") issued by First Empire.
    The Junior Subordinated Debentures represent the sole asset of the Issuer Trust and payments under the Junior Subordinated Debentures are the Issuer Trust's sole source of cash flow.

             Holders of the Capital Securities receive preferential cumulative cash distributions semi-annually each February 1st and August 1st at a rate of 8.234% per annum on the stated liquidation amount ($1,000) per Capital Security unless First Empire exercises its right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods, in which case payment of distributions on the Capital Securities will be deferred for a comparable period. During an extended interest period, First Empire may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock.

Item 3. Defaults Upon Senior Securities.
        (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

     The 1997 Annual Meeting of Stockholders of First Empire was held on April 15, 1997. At the 1997 Annual Meeting, stockholders elected seventeen (17) directors, all of whom were then serving as directors of First Empire, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was elected at the 1997 Annual Meeting.

                                                          NUMBER OF VOTES
                                                       ---------------------

         NOMINEE                                          FOR      WITHHELD
------------------------------                         ---------   ---------
Brent D. Baird......................................   6,104,990      7,076
John H. Benisch.....................................   6,105,034      7,032
C. Angela Bontempo..................................   6,096,827     15,239
Robert T. Brady................................... .   6,097,534     14,532
Patrick J. Callan...................................   6,105,034      7,032
Richard E. Garman...................................   6,102,368      9,698
James V. Glynn......................................   6,105,034      7,032
Roy M. Goodman......................................   5,659,634    452,432
Patrick W.E. Hodgson................................   6,105,034      7,032
Samuel T. Hubbard, Jr...............................   6,097,734     14,332
Lambros J. Lambros..................................   6,105,008      7,058
Wilfred J. Larson...................................   6,102,394      9,672
Jorge G. Pereira....................................   5,664,858    447,208
Raymond D. Stevens, Jr..............................   6,101,872     10,194
Herbert L. Washington...............................   5,661,083    450,983
John L. Wehle, Jr...................................   6,097,734     14,332
Robert G. Wilmers...................................   6,104,926      7,140

Item 5. Other Information. (None.)

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as a part of this report:

Exhibit
  No.
--------
 3.1 Restated Certificate of Incorporation of First Empire State Corporation dated May 7, 1997, filed by the Secretary of State of New York on May 8, 1997. Filed herewith.

11.1  Statement re: Computation of Earnings Per Common Share. Filed herewith.

27.1  Financial Data Schedule. Filed herewith.

(b) Reports on Form 8-K. First Empire filed the following Current Reports on Form 8-K during the fiscal quarter ended March 31, 1997, all of which only reported Other Events disclosed under Item 5 of Form 8-K:

    On January 2, 1997, First Empire filed a Current Report on Form 8-K dated December 27, 1996, reporting on its December 27, 1996 public announcement of the intended merger of East New York with and into M&T Bank.

    On January 23, 1997, First Empire filed a Current Report on Form 8-K dated January 9, 1997, announcing its results of operations for the quarter and fiscal year ended December 31, 1996 and other matters.

    On February 11, 1997, a Current Report on Form 8-K dated January 31, 1997 was filed to announce First Empire's completion of a $150 million offering of trust preferred securities.

    On February 21, 1997, First Empire filed a Current Report on Form 8-K dated February 19, 1997, concerning the public announcement of a new program to repurchase up to 303,317 shares of First Empire's common stock and other matters.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                First Empire State Corporation

Date: May 14, 1997                              By: /s/ Michael P. Pinto
                                                -----------------------------
                                                Michael P. Pinto
                                                Executive Vice President
                                                and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.
--------

 3.1 Restated Certificate of Incorporation of First Empire State Corporation, dated May 7, 1997. Filed herewith.

11.1  Statement re: Computation of Earnings Per Common Share. Filed herewith.

27.1  Financial Data Schedule. Filed herewith.