Form 10-Q
period 1997-06-30
FIRST EMPIRE STATE CORP
filed 1997-08-07
CIK 36270

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                      or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                       Commission File Number 1-9861

                       FIRST EMPIRE STATE CORPORATION
            (Exact name of registrant as specified in its charter)


           New York                                             16-0968385)
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.

      One M & T Plaza
     Buffalo, New York
   (Address of principal                                           14240
     executive offices)                                          (Zip Code)

                                (716) 842-5445
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  x   No
                                                   ---     ----


Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on July 30, 1997: 6,581,719 shares.

                         FIRST EMPIRE STATE CORPORATION

                                   FORM 10-Q

                For the Quarterly Period Ended June 30, 1997


TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT                      PAGE
------------------------------------------------------                   ----

Part I.  Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheet -
            June 30, 1997 and December 31, 1996                            3

            Consolidated Statement of Income -
            Three and six months ended June 30, 1997 and 1996              4

            Consolidated Statement of Cash Flows -
            Six months ended June 30, 1997 and 1996                        5

            Consolidated Statement of Changes in Stockholders'
            Equity - Six months ended June 30, 1997 and 1996               6

            Consolidated Summary of Changes in Allowance for
            Possible Credit Losses - Six months ended June 30, 1997
            and 1996                                                       6

            Notes to Financial Statements                                  7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10

Part II. Other Information                                                22

Signatures                                                                24

Exhibit Index                                                             25

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET (unaudited)

                                                                        JUNE 30,        DECEMBER 31,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE                                    1997              1996
-------------------------------------------------------------------- -------------      ------------
Assets                      Cash and due from banks.................   $   399,094           324,659
                            Money-market assets
                               Interest-bearing deposits at banks...        96,116            47,325
                               Federal funds sold and agreements
                                   to resell securities............         46,309           125,326
                               Trading account......................        72,464            37,317
                                                                       -----------       -----------
                                    Total money-market assets.......       214,889           209,968
                                                                       -----------       -----------
                            Investment securities
                               Available for sale (cost: $1,555,727
                                  at June 30, 1997; $1,400,976 at
                                  December 31, 1996)................     1,561,442         1,396,672
                               Held to maturity (market value:
                                  $89,502 at June 30, 1997; $119,316
                                  at December 31, 1996)............         89,010           118,616
                               Other (market value: $57,920 at
                                  June 30, 1997; $56,410 at
                                  December 31,1996)................         57,920            56,410
                                                                       -----------       -----------
                                     Total investment securities...      1,708,372         1,571,698
                                                                       -----------       -----------
                            Loans and leases.......................     11,313,318        11,120,221
                               Unearned discount...................       (333,163)         (398,098)
                               Allowance for possible credit
                                  losses...........................       (271,933)         (270,466)
                                                                       -----------       -----------
                                     Loans and leases, net.........     10,708,222        10,451,657
                                                                       -----------       -----------
                            Premises and equipment.................        124,974           128,521
                            Accrued interest and other assets......        285,444           257,412
                                                                       -----------       -----------
                                     Total assets..................    $13,440,995        12,943,915
                                                                       -----------       -----------
                                                                       -----------       -----------

Liabilities                 Noninterest-bearing deposits...........     $1,453,684         1,352,929
                            NOW accounts...........................        308,465           334,787
                            Savings deposits.......................      3,344,849         3,280,788
                            Time deposits..........................      5,906,621         5,352,749
                            Deposits at foreign office.............        172,576           193,236
                                                                       -----------       -----------
                                     Total deposits................     11,186,195        10,514,489
                                                                       -----------       -----------
                            Federal funds purchased and agreements
                               to repurchase securities............        339,492         1,015,408
                            Other short-term borrowings............        319,474           134,779
                            Accrued interest and other
                               liabilities.........................        216,878           195,578
                            Long-term borrowings...................        427,919           178,002
                                                                       -----------       -----------
                                     Total liabilities.............     12,489,958        12,038,256
                                                                       -----------       -----------

Stockholders' equity        Preferred stock, $1 par, 1,000,000
                                shares authorized, none
                                outstanding........................         --                --
                            Common stock, $5 par, 15,000,000
                                shares authorized, 8,097,472
                                shares issued......................         40,487            40,487
                            Additional paid-in-capital.............        101,318            96,597
                            Retained earnings......................      1,010,470           937,072
                            Unrealized investment gains
                                (losses), net......................          3,428            (2,485)
                            Treasury stock - common, at cost -
                                1,476,595 shares at June 30, 1997;
                                1,411,286 shares at
                                December 31, 1996..................       (204,666)         (166,012)
                                                                       -----------       -----------
                                     Total stockholders' equity....        951,037           905,659
                                                                       -----------       -----------
                                     Total liabilities and
                                         stockholders' equity......    $13,440,995        12,943,915
                                                                       -----------       -----------
                                                                       -----------       -----------

------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME (unaudited)

                                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                              JUNE 30               JUNE 30
                                                                       ---------------------  --------------------
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE                                    1997       1996       1997       1996
---------------------------------------------------------------------  ----------  ---------  ---------  ---------
Interest income    Loans and leases, including fees..................  $  235,226    217,042    464,801    430,248
                   Money-market assets
                     Deposits at banks...............................         816        266      1,525      1,297
                     Federal funds sold and agreements to
                       resell securities.............................         860        779      1,265      2,182
                     Trading account.................................         410        232        631        505
                   Investment securities
                     Fully taxable...................................      25,409     28,646     49,207     56,065
                     Exempt from federal taxes.......................       1,220        638      2,278      1,083
                                                                       ----------  ---------  ---------  ---------
                       Total interest income.........................     263,941    247,603    519,707    491,380
                                                                       ----------  ---------  ---------  ---------

Interest expense   NOW accounts......................................         835      2,642      1,755      5,415
                   Savings deposits..................................      22,495     20,673     44,743     41,194
                   Time deposits.....................................      82,254     68,920    156,011    134,376
                   Deposits at foreign office........................       2,873      3,534      6,112      5,663
                   Short-term borrowings.............................      10,230     15,657     23,930     35,346
                   Long-term borrowings..............................       7,047      3,570     12,504      7,187
                                                                       ----------  ---------  ---------  ---------
                       Total interest expense........................     125,734    114,996    245,055    229,181
                                                                       ----------  ---------  ---------  ---------
                   Net interest income...............................     138,207    132,607    274,652    262,199
                   Provision for possible credit losses..............      11,000     11,700     22,000     21,375
                                                                       ----------  ---------  ---------  ---------
                   Net interest income after provision for
                     possible credit losses..........................     127,207    120,907    252,652    240,824
                                                                       ----------  ---------  ---------  ---------

Other income       Mortgage banking revenues.........................      12,172     11,275     24,247     21,666
                   Service charges on deposit accounts...............      10,726     10,128     21,111     20,033
                   Trust income......................................       7,233      7,073     14,136     13,246
                   Merchant discount and other credit card fees......       4,234      4,220      9,465      7,275
                   Trading account and foreign exchange gains........         596        858      1,945        154
                   Gain (loss) on sales of bank
                     investment securities...........................        (188)       109       (233)       427
                   Other revenues from operations....................       9,210      7,800     19,235     14,913
                                                                       ----------  ---------  ---------  ---------
                       Total other income............................      43,983     41,463     89,906     77,714
                                                                       ----------  ---------  ---------  ---------

Other expense      Salaries and employee benefits....................      53,561     49,133    109,120    101,261
                   Equipment and net occupancy.......................      13,155     12,699     26,388     26,115
                   Printing, postage and supplies....................       3,472      3,863      6,823      7,682
                   Deposit insurance.................................         483        778        969      1,558
                   Other costs of operations.........................      31,399     31,448     63,054     57,622
                                                                       ----------  ---------  ---------  ---------
                       Total other expense...........................     102,070     97,921    206,354    194,238
                                                                       ----------  ---------  ---------  ---------
                   Income before income taxes........................      69,120     64,449    136,204    124,300
                   Income taxes......................................      26,329     25,790     52,154     49,488
                                                                       ----------  ---------  ---------  ---------
                   Net income........................................  $   42,791     38,659     84,050     74,812
                                                                       ----------  ---------  ---------  ---------
                                                                       ----------  ---------  ---------  ---------

                   Net income per common share
                     Primary.........................................  $     6.17       5.36      11.98      10.56
                     Fully diluted...................................        6.15       5.36      11.95      10.32

                   Cash dividends per common share...................         .80        .70       1.60       1.40

                   Average common shares outstanding
                     Primary.........................................       6,928      7,212      7,014      6,995
                     Fully diluted...................................       6,950      7,216      7,032      7,245

------------------------------------------------------------------------------
                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                            SIX MONTHS ENDED JUNE
                                                                                                      30
DOLLARS IN THOUSANDS                                                                           1997        1996
------------------------------------------------------------------------------------------------------------------
Cash flows from             Net income....................................................  $   84,050      74,812
operating activities        Adjustments to reconcile net income to net cash provided by operating activities
                                Provision for possible credit losses......................      22,000      21,375
                                Depreciation and amortization of premises and equipment...      10,294       9,886
                                Amortization of capitalized mortgage servicing rights.....       6,804       5,065
                                Provision for deferred income taxes.......................      (5,123)     (6,216)
                                Asset write-downs.........................................         619         605
                                Net gain on sales of assets...............................      (1,229)       (599)
                                Net change in accrued interest receivable, payable........       4,668      (7,000)
                                Net change in other accrued income and expense............      25,758       2,049
                                Net change in loans held for sale.........................      39,835     (10,540)
                                Net change in trading account assets and liabilities......      10,124     (12,018)
                            --------------------------------------------------------------------------------------
                                Net cash provided by operating activities.................     197,800      77,419
------------------------------------------------------------------------------------------------------------------
Cash flows from             Proceeds from sales of investment securities
investing activities          Available for sale..........................................     200,942     143,235
                            Proceeds from maturities of investment securities
                              Available for sale..........................................     118,275     269,661
                              Held to maturity............................................      46,936      20,349
                            Purchases of investment securities
                              Available for sale..........................................    (472,516)   (466,126)
                              Held to maturity............................................     (17,337)    (29,213)
                              Other.......................................................      (3,576)     (2,776)
                            Net (increase) decrease in interest-bearing
                              deposits at banks...........................................     (48,791)    111,049
                            Additions to capitalized mortgage servicing
                              rights......................................................     (12,917)     (6,393)
                            Net increase in loans and leases..............................    (318,388)   (577,434)
                            Capital expenditures, net.....................................      (5,650)     (6,918)
                            Acquisitions, net of cash acquired............................     123,043         --
                            Other, net....................................................      (3,907)     (6,185)
                            --------------------------------------------------------------------------------------
                              Net cash used by investing activities.......................    (393,886)   (550,751)
------------------------------------------------------------------------------------------------------------------
Cash flows from             Net increase in deposits......................................     539,565     721,888
financing activities        Net decrease in short-term borrowings.........................    (536,492)   (151,830)
                            Proceeds from issuance of trust preferred
                              securities..................................................     250,000         --
                            Payments on long-term borrowings..............................         (86)     (2,638)
                            Purchases of treasury stock...................................     (48,702)    (42,899)
                            Dividends paid--common........................................     (10,652)     (9,227)
                            Dividends paid--preferred.....................................        --          (900)
                            Other, net....................................................      (2,129)     (5,736)
                            --------------------------------------------------------------------------------------
                              Net cash provided by financing activities...................     191,504     508,658
                            --------------------------------------------------------------------------------------
                            Net increase (decrease) in cash and cash equivalents..........  $   (4,582)     35,326
                            Cash and cash equivalents at beginning of period..............     449,985     364,119
                            Cash and cash equivalents at end of period....................  $  445,403     399,445
------------------------------------------------------------------------------------------------------------------
Supplemental disclosure     Interest received during the period...........................  $  511,184     482,499
of cash flow information    Interest paid during the period...............................     233,728     229,783
                            Income taxes paid during the period...........................      37,784      54,733
------------------------------------------------------------------------------------------------------------------
Supplemental schedule
of noncash investing and    Real estate acquired in settlement of loans...................  $    3,941       4,097
financing activities        Conversion of preferred stock to common stock.................        --        40,000
------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------
                              FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)


------------------------------------------------------------------------------------------------------------------

                                                                             UNREALIZED
DOLLARS IN                                            ADDITIONAL             INVESTMENT
THOUSANDS, EXCEPT      PREFERRED          COMMON         PAID-IN  RETAINED   GAINS (LOSSES),  TREASURY
PER SHARE                  STOCK           STOCK         CAPITAL  EARNINGS       NET          STOCK       TOTAL
-------------------  -------------------  ---------  -----------  ----------  -----------    ----------  ----------
1996
Balance-- January    $40,000              40,487     98,657       805,486        (3,155)      (135,222)  $  846,253
  1, 1996
Net income               --                   --         --        74,812            --             --       74,812
Preferred stock
  cash dividends         --                   --         --          (900)           --             --         (900)
Common stock cash
dividends - $1.40
per share                --                   --         --        (9,227)           --             --       (9,227)
Exercise of stock
  options                --                   --      1,009            --            --          2,449        3,458
Purchases of
  treasury stock         --                   --         --            --            --        (42,899)     (42,899)
Conversion of
  preferred stock
  into 506,930
  shares of
  common stock       (40,000)                 --     (6,534)           --            --         46,534          --
Unrealized losses
  on investment
  securities
  available for
  sale, net             --                    --          --           --       (10,474)            --      (10,474)
--------------------------------------------------------------------------------------------------------------------
Balance--June 30,
  1996               $  --                40,487      93,132      870,171       (13,629)      (129,138)  $  861,023
--------------------------------------------------------------------------------------------------------------------
1997
Balance-- January 1,
   1997              $  --                40,487      96,597      937,072        (2,485)      (166,012)  $  905,659
Net income              --                    --          --       84,050            --             --       84,050
Common stock cash
  dividends - $1.60     --                    --          --      (10,652)           --             --      (10,652)
  per share
Exercise of stock
  options               --                    --       4,721           --            --         10,048       14,769
Purchases of
  treasury stock        --                    --          --           --            --        (48,702)     (48,702)
Unrealized gains on
  investment
  securities
  available for
  sale, net             --                    --          --           --         5,913             --        5,913
--------------------------------------------------------------------------------------------------------------------
Balance--June
  30,1997            $  --                40,487     101,318    1,010,470         3,428       (204,666)  $  951,037
--------------------------------------------------------------------------------------------------------------------



CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (unaudited)

                                                                                     SIX MONTHS ENDED JUNE 30
                                                                                     ------------------------
DOLLARS IN THOUSANDS                                                                    1997          1996
--------------------------------------------------------------------------------------  ----------  ---------
Beginning balance                                                                       $  270,466    262,344
Provision for possible credit losses                                                        22,000     21,375
Net charge-offs
  Charge-offs                                                                              (29,883)   (20,486)
  Recoveries                                                                                 9,350      6,718
--------------------------------------------------------------------------------------------------------------
Total net charge-offs                                                                      (20,533)   (13,768)
--------------------------------------------------------------------------------------------------------------
Ending balance                                                                          $  271,933    269,951
--------------------------------------------------------------------------------------------------------------


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

2. BORROWINGS

In January 1997, First Empire Capital Trust I ("Trust I"), a Delaware business trust organized by the Company on January 17, 1997, issued $150 million of 8.234% preferred capital securities. In June 1997, First Empire Capital Trust II ("Trust II" and, together with Trust I, the "Trusts"), a Delaware business trust organized by the Company on May 30, 1997, issued $100 million of 8.277% preferred capital securities.

Other than the following payment terms (and the redemption terms described below), the preferred capital securities issued by the Trusts ("Capital Securities") are identical in all material respects:

                                 DISTRIBUTION                 DISTRIBUTION
   TRUST                             RATE                         DATES
   -----                     ---------------------      -----------------------
   Trust I...............           8.234%              February 1 and August 1

   Trust II..............           8.277%              June 1 and December 1

The common securities of each Trust ("Common Securities") are wholly owned by First Empire, and such securities are the only class of each Trust's securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding Trust, and are classified in the Company's consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. Under the Federal Reserve Board's current risk-based capital guidelines, the Capital Securities are includable in First Empire's Tier 1 capital.

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase the following amounts of junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") issued by First Empire:


                   CAPITAL          COMMON                 JUNIOR SUBORDINATED
 TRUST            SECURITIES      SECURITIES                   DEBENTURES
---------       --------------  ---------------  ---------------------------------------
Trust I         $150 million    $4.64 million    $154.64 million aggregate liquidation
                                                 amount of 8.234% Junior Subordinated
                                                 Debentures due February 1, 2027.

Trust II        $100 million    $3.09 million    $103.09 million aggregate liquidation
                                                 amount of 8.277% Junior Subordinated
                                                 Debentures due June 1, 2027.

The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust.

Holders of the Capital Securities receive preferential cumulative cash distributions semi-annually on each distribution date at the stated distribution rate unless First Empire exercises its right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods, in which case payment of distributions on the Capital Securities will be deferred for a comparable period. During an extended interest period, First Empire may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by First Empire of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations of First Empire under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of First Empire.

The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events ("Events") set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after the stated optional redemption dates (February 1, 2007 in the case of Trust I and June 1, 2007 in the case of Trust II) contemporaneously with First Empire's optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at First Empire's option (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities upon their early redemption will be expressed as a percentage of the liquidation amount plus accumulated but unpaid distributions. In the case of Trust I, such percentage adjusts annually and ranges from 104.117% at February 1, 2007 to 100.412% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007. In the case of Trust II, such percentage adjusts annually and ranges from 104.139% at June 1, 2007 to 100.414% for the annual period ending May 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to June 1, 2007.

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

Pro forma amounts for basic and diluted earnings per share as if SFAS No. 128 was effective January 1, 1996 were $6.46 and $6.17, respectively, for the three months ended June 30, 1997 and $5.66 and $5.36, respectively, for the three months ended June 30, 1996. Pro forma amounts for basic and diluted earnings per share for the six months ended June 30, 1997 were $12.63 and $11.98, respectively, and for the six months ended June 30, 1996 were $11.17 and $10.33, respectively.

4. CONTINGENCIES

Information regarding legal proceedings is included in Part II, Item I, ("Legal Proceedings") of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Net income of First Empire State Corporation ("First Empire") was $42.8 million or $6.15 per fully diluted common share in the second quarter of 1997, increases of 11% and 15%, respectively, from $38.7 million or $5.36 per common share on a fully diluted basis in the second quarter of 1996. Net income was $41.3 million or $5.80 per fully diluted common share in the first quarter of 1997. Primary earnings per share increased to $6.17 in the recent quarter from $5.36 in the year-earlier quarter and $5.81 in the first quarter of 1997. For the six months ended June 30, 1997, net income was $84.1 million or $11.95 per fully diluted common share, up 12% and 16%, respectively, from $74.8 million or $10.32 per share during the comparable 1996 period. Primary earnings per share rose 13% to $11.98 for the first half of 1997 from $10.56 for the corresponding period in 1996. The annualized rate of return on average assets for First Empire and its consolidated subsidiaries ("the Company") in the second quarter of 1997 was 1.31%, up from 1.25% in the year-earlier quarter and 1.30% in 1997's initial quarter. The annualized return on average common stockholders' equity was 18.55% in the recent quarter, up from 18.18% in the second quarter of 1996 and 18.24% in the first quarter of 1997. During the first six months of 1997, the annualized rates of return on average assets and average common stockholders' equity were 1.30% and 18.40%, respectively, compared with 1.22% and 17.85%, respectively, in the corresponding 1996 period.

    On June 6, 1997, First Empire completed an offering of trust preferred securities that raised $100 million of regulatory capital. The 30-year offering of 8.277% fixed-rate cumulative preferred securities was issued through First Empire Capital Trust II ("Trust II"), a Delaware business trust that was formed by First Empire to facilitate the transaction. The preferred securities provide investors with call protection for ten years. Trust II was formed solely to issue the preferred securities and advance the proceeds to First Empire by purchasing a like amount of First Empire's 8.277% junior subordinated debentures. A similar offering of trust preferred securities was completed on January 31, 1997, raising $150 million of regulatory capital. Such offering of 8.234% fixed-rate cumulative preferred securities was sold through First Empire Capital Trust I ("Trust I"), also a Delaware business trust. The proceeds of the two trust preferred securities issuances qualify as Tier 1 or core capital for First Empire under the Federal Reserve Board's risk-based capital guidelines. The trust preferred securities are classified as long-term borrowings and accumulated distributions on the securities are included in interest expense. Payments on the junior subordinated debt of First Empire, which are in turn passed through Trust I and Trust II to the holders of the preferred securities, are serviced through existing liquidity and cash flow sources of First Empire. Under current federal income tax law, First Empire is permitted to deduct interest payments on the junior subordinated debt in computing taxable income.

    On May 24, 1997, The East New York Savings Bank ("East New York"), the savings bank subsidiary of First Empire, was merged with and into Manufacturers and Traders Trust Company ("M&T Bank"), the principal commercial bank subsidiary of First Empire. East New York's branch offices and business activities now operate as the New York City Division of M&T Bank.

TAXABLE-EQUIVALENT NET INTEREST INCOME

    Taxable-equivalent net interest income increased to $139.6 million in the second quarter of 1997, up $5.9 million or 4% from $133.7 million in the year-earlier quarter and $1.9 million higher than the $137.7 million earned in the first quarter of 1997. The most significant factor contributing to the improvement in net interest income was growth in average loans and leases. Average loans and leases increased $845 million, or 8%, to $10.8 billion in the second quarter of 1997 from $10.0 billion in the year-earlier quarter. Reflecting a decline in the rate of growth as compared with the five preceding quarterly periods, average loans and leases in the recent quarter were $127 million, or 1%, higher than the first quarter of 1997. Continued growth in the Company's commercial loan and commercial real estate portfolios was partially offset by slower consumer loan growth, including the impact of the termination of a co-branded credit card program in March 1997. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(Net of unearned discount)
Dollars in millions



                                                  Percent increase
                                                  (decrease) from
                                  2nd Qtr.     2nd Qtr.       1st Qtr.
                                    1997         1996           1997
                                  --------     --------       --------

Commercial, financial, etc       $ 2,260         11%             3%
Real estate--commercial            4,118         11              3
Real estate--consumer              2,147          1              1
Consumer
  Automobile                       1,078         11             (4)
  Home equity                        641          6              1
  Credit cards                       255          6            (15)
  Other                              343         15              2
                                 -------         --            ---

    Total consumer                 2,317          9             (3)
                                 -------         --            ---
      Total                      $10,842          8%             1%
                                 -------         --            ---
                                 -------         --            ---


    For the first six months of 1997, taxable-equivalent net interest income was $277.3 million, up from $264.2 million in the corresponding 1996 period. An increase in average loans and leases of $944 million was the leading factor contributing to this improvement.

    Average investment securities declined to $1.7 billion in the recent quarter from $1.9 billion in the second quarter of 1996. Holdings of investment securities averaged $1.6 billion in the first quarter of 1997. Money-market assets averaged $183 million in 1997's second quarter, compared with $108 million in the year-earlier quarter and $137 million in the initial quarter of 1997. In general, the size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

    As a result of the changes described herein, average earning assets increased 6% to $12.7 billion in the second quarter of 1997 from $12.0 billion in the second quarter of 1996. Average earning assets were $12.5 billion in the first quarter of 1997 and aggregated $12.6 billion and $11.9 billion for the six months ended June 30, 1997 and 1996, respectively.

    Core deposits represent a significant source of funding to the Company and generally carry lower interest rates than wholesale funds of comparable maturities. Such deposits include noninterest-bearing demand deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000. The Company's New York State branch network is the principal source of core deposits. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association ("M&T Bank, N.A."), a commercial bank subsidiary of First Empire. Average core deposits increased to $8.3 billion in the second quarter of 1997, up from $7.9 billion in the year-earlier quarter and $8.1 billion in the first quarter of 1997. Average core deposits of M&T Bank, N.A., which began operations in the fourth quarter of 1995, were $440 million in the recently completed quarter, compared with $226 million in the second quarter of 1996 and $388 million in the first quarter of 1997. The accompanying table provides an analysis of quarterly changes in the components of average core deposits. For the six months ended June 30, 1997 and 1996, core deposits averaged $8.2 billion and $7.8 billion, respectively.

AVERAGE CORE DEPOSITS
Dollars in millions


                                                        Percent increase
                                                        (decrease) from
                                        2nd Qtr.     2nd Qtr.      1st Qtr.
                                          1997         1996          1997
                                        --------     --------      --------

NOW accounts                             $  258        (66)%          (8)%
Savings deposits                          3,406         19             2
Time deposits less than $100,000          3,460         10             4
Demand deposits                           1,181          4             2
                                          -----        ---            --
   Total                                 $8,305          5%            2%
                                          -----        ---            --
                                          -----        ---            --


    In addition to core deposits, the Company obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company's offshore branch office, and brokered certificates of deposit. Such deposits are used to reduce short-term borrowings and lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $1.3 billion during the recent quarter and totaled $1.5 billion at June 30, 1997, compared with an average balance of $999 million during the comparable 1996 period and a total balance of $1.1 billion at June 30, 1996. Brokered deposits averaged $1.1 billion in the initial quarter of 1997. The weighted average remaining term to maturity of brokered deposits at June 30, 1997 was 2.4 years. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

    In addition to deposits, the Company uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York ("FHLB") and others as sources of funding. Short-term borrowings averaged $789 million in the recent quarter, compared with $1.2 billion in the second 1996 quarter and $1.1 billion in the first quarter of 1997. The previously discussed issuances of $250 million of trust preferred securities also provided funding during 1997. These securities, along with $175 million of subordinated notes issued in prior years by M&T Bank, are included in long-term borrowings. Long-term borrowings averaged $355 million and $190 million in the second quarter of 1997 and 1996, respectively, and $278 million in the first quarter of 1997.

    Changes in the composition of the Company's earning assets and interest-bearing liabilities, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.71% in the second quarter of 1997, compared with 3.84% in the year-earlier quarter. The rate paid on interest-bearing liabilities increased 18 basis points (hundredths of one percent) to 4.64% in the second quarter of 1997 from 4.46% in the second quarter of 1996 due to generally higher interest rates and the effect of the previously discussed issuances of $250 million of trust preferred securities. Such increase was partially offset by a 5 basis point increase in the yield on earning assets to 8.35% in the second quarter of 1997 from 8.30% in the corresponding 1996 quarter. The net interest spread was 3.81% in the first quarter of 1997 when the yield on earning assets was 8.36% and the rate paid on interest-bearing liabilities was 4.55%.

    The contribution to net interest margin, or taxable equivalent net interest income expressed as an annualized percentage of average earning assets, of interest-free funds was .68% in the second quarter of 1997, up from .62% in the corresponding 1996 quarter. The improvement was the result of an 11% increase in average interest-free funds. Average interest-free funds, consisting largely of non-interest bearing demand deposits and stockholders' equity, totaled $1.9 billion in the second quarter of 1997, up from $1.7 billion a year earlier. The 18 basis point increase in the rate paid on interest-bearing liabilities used to value these funds also contributed to the improvement. The contribution to net interest margin of interest-free funds was .67% in the first quarter of 1997 when such funds averaged $1.8 billion.

    Largely due to the changes in the net interest spread described above, the Company's net interest margin was 4.39% in 1997's second quarter, compared with 4.46% in the comparable quarter of 1996 and 4.48% in the initial 1997 quarter. During the first six months of 1997 and 1996, the net interest margin was 4.44% and 4.48%, respectively.

    Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under a number of different interest rate scenarios. The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, rates paid on interest-bearing deposits. The notional amount of interest rate swap agreements used as part of the Company's management of interest rate risk in effect at June 30, 1997 and 1996 was $2.9 billion and $2.5 billion, respectively. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under the terms of a $33 million swap, the Company pays a fixed rate of interest and receives a variable rate. At June 30, 1997 the weighted average rates to be received and paid under interest rate swap agreements were 6.36% and 5.77%, respectively. As of June 30, 1997, the Company had also entered into forward-starting swaps with an aggregate notional amount of $50 million. Such forward-starting swaps had no effect on the Company's net interest income through June 30, 1997. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.


INTEREST RATE SWAPS
Dollars in thousands



                                          THREE MONTHS ENDED JUNE 30
                                 -------------------------------------------
                                         1997                     1996
                                 --------------------      ------------------
                                   AMOUNT      RATE*        AMOUNT      RATE*
                                 ----------    -----       ---------    -----

Increase (decrease) in:
  Interest income               $     (129)       -%      $      318      .01%
  Interest expense                  (3,417)    (.13)          (3,987)    (.15)
                                 ---------                 ---------
  Net interest
    income/margin               $    3,288      .10%      $    4,305      .14%
                                 ---------     ----        ---------     ----
Average notional
  amount**                      $2,620,422                $2,413,370
                                 ---------                 ---------
                                 ---------                 ---------





                                          SIX MONTHS ENDED JUNE 30
                                 -------------------------------------------
                                         1997                     1996
                                 --------------------      ------------------
                                   AMOUNT      RATE*        AMOUNT      RATE*
                                 ----------    -----       ---------    -----


Increase (decrease) in:
  Interest income               $       48        -%       $      279       -%
  Interest expense                  (6,625)    (.12)           (7,140)   (.14)
                                 ---------                  ---------
  Net interest
    income/margin               $    6,673      .11%       $    7,419     .13%
                                 ---------     ----         ---------    ----
Average notional
  amount**                      $2,454,677                 $2,323,139
                                 ---------                  ---------
                                 ---------                  ---------




* Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**  Excludes forward-starting interest rate swaps.

    The Company estimates that as of June 30, 1997 it would have had to pay approximately $1.0 million if all interest rate swap agreements entered into for interest rate risk management purposes had been terminated. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not recorded in the consolidated financial statements.

    Giving consideration to interest rate swaps in place at June 30, 1997 and utilizing a computer model which aids management in assessing the potential impact of future changes in interest rates and spreads, management estimates that the amount of projected net interest income will be largely unaffected by changes in interest rates in the next two years. However, additional interest rate risk management actions may be necessary to counter any detrimental effect which a sustained decrease in interest rates could have on net interest income in later years.

    As a financial intermediary, the Company is exposed to liquidity risk whenever the maturities of financial instruments included in assets and liabilities differ. Accordingly, a critical element in managing a financial institution is ensuring that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating expenses, and to be used for other corporate purposes. Deposits and borrowings, maturities of money-market assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with other sources of liquidity. Through membership in the FHLB, as well as other available borrowing facilities, First Empire's banking subsidiaries have access to additional funding sources. In addition to the proceeds of the $100 million and $150 million of junior subordinated debt issued in June and January 1997, respectively, First Empire utilizes dividend payments from its banking subsidiaries, which are subject to various regulatory limitations, to pay dividends, repurchase treasury stock, and fund debt service and other operating expenses. First Empire also maintains a $25 million line of credit with an unaffiliated commercial bank, all of which was available for borrowing at June 30, 1997. Management does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either First Empire or its subsidiary banks. Furthermore, management closely monitors the Company's liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet anticipated funding needs.

PROVISION FOR POSSIBLE CREDIT LOSSES

    The purpose of the provision is to replenish or build the Company's allowance for possible credit losses to a level necessary to maintain an adequate reserve position. In assessing the adequacy of the allowance for possible credit losses, management performs an ongoing evaluation of the loan and lease portfolio and other credit commitments, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Based upon the results of such review, management believes that the allowance for possible credit losses at June 30, 1997 was adequate to absorb credit losses from existing loans and leases.

    The provision for possible credit losses in the second quarter of 1997 was $11.0 million, equal to 1997's first quarter but below the $11.7 million provision charged to earnings in the second quarter of 1996. Net loan charge-offs totaled $12.6 million in the second quarter of 1997, compared with $8.7 million in the year-earlier quarter and $7.9 million in 1997's initial quarter. Net charge-offs as an annualized percentage of average loans and leases were .47% in the recent quarter, compared with .35% in the corresponding 1996 quarter and .30% in the first quarter of 1997. Consumer loan net charge-offs in the recent quarter were $9.7 million, compared with $6.7 million in the second quarter of 1996 and $8.8 million in 1997's initial quarter. Higher charge-offs of credit card balances and indirect automobile loans were the most significant factors contributing to the increased level of consumer loan charge-offs in the second quarter of 1997 compared with

1996's second quarter. Net consumer loan charge-offs as an annualized percentage of average consumer loans and leases were 1.68% in the recent quarter, compared with 1.27% in the second quarter of 1996 and 1.50% in 1997's first quarter. For the six months ended June 30, 1997 and 1996, the provision for possible credit losses was $22.0 million and $21.4 million, respectively. Through June 30, net charge-offs were $20.5 million in 1997 and $13.8 million in 1996, representing .38% and .28%, respectively, of average loans and leases. Consumer loan net charge-offs totaled $18.5 million and $11.6 million during the six months ended June 30, 1997 and 1996, respectively.

    Nonperforming loans were $97.1 million or .88% of total loans and leases outstanding at June 30, 1997, compared with $85.0 million or .84% at June 30, 1996 and $97.0 million or .90% at March 31, 1997. Included in such amounts are loans that are guaranteed by government agencies totaling $20.7 million and $18.3 million at June 30, 1997 and 1996, respectively, and $22.8 million at March 31, 1997. Nonperforming commercial real estate loans totaled $29.2 million at June 30, 1997, $30.5 million at June 30, 1996 and $25.6 million at March 31, 1997. Nonperforming commercial real estate loans include loans secured by properties located in the New York City metropolitan area of $11.9 million at June 30, 1997, $7.0 million at June 30, 1996 and $8.2 million at March 31, 1997. Nonperforming consumer loans and leases totaled $16.4 million at June 30, 1997, compared with $13.2 million at June 30, 1996 and $17.4 million at March 31, 1997. The increase in nonperforming consumer loans from June 30, 1996 is generally consistent with current industry trends and also reflects growth in the Company's consumer loan portfolio, particularly credit card balances and automobile loans. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .71% at June 30, 1997 compared with .60% at June 30, 1996 and .74% at March 31, 1997. Management continues to closely monitor the repayment performance of consumer loans. Furthermore, as noted above, management believes that the allowance for possible credit losses at June 30, 1997 was adequate to absorb credit losses inherent in the Company's loan and lease portfolio as of that date. Assets taken in foreclosure of defaulted loans were $9.7 million at June 30, 1997, $8.9 million at June 30, 1996 and $8.7 million at March 31, 1997.

    A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSETS
Dollars in thousands



                                 1997 Quarters           1996 Quarters
                            Second      First     Fourth     Third     Second
                            ------      -----     ------     -----     ------

Nonaccrual loans             $62,525     57,366     58,232    59,517     57,603
Loans past due
  90 days or more             31,810     36,857     39,652    36,958     27,406
Renegotiated loans             2,741      2,741       --        --         --
                             -------    -------    -------   -------     ------
Total nonperforming loans     97,076     96,964     97,884    96,475     85,009
                             -------    -------    -------   -------     ------
Other real estate owned        9,698      8,694      8,523     8,467      8,890
                             -------    -------    -------   -------     ------
Total nonperforming assets  $106,774    105,658    106,407   104,942     93,899
                             -------    -------    -------   -------     ------
                             -------    -------    -------   -------     ------

Government guaranteed
  nonperforming loans*       $20,656     22,753     25,847    27,475     18,267
                             -------    -------    -------   -------     ------
                             -------    -------    -------   -------     ------

Nonperforming loans
  to total loans and
  leases, net of
  unearned discount              .88%       .90%       .91%       .92%      .84%
Nonperforming assets
  to total net loans and
  other real estate owned        .97%       .98%       .99%      1.00%      .93%
                             -------    -------    -------   -------     ------
                             -------    -------    -------   -------     ------




*   Included in total nonperforming loans.

    The allowance for possible credit losses was $271.9 million, or 2.48% of total loans and leases at June 30, 1997, compared with $270.0 million or 2.67% a year earlier, $270.5 million or 2.52% at December 31, 1996 and $273.6 million or 2.53% at March 31, 1997. The ratio of the allowance for possible credit losses to nonperforming loans was 280% at the most recent quarter-end, compared with 318% a year earlier, 276% at December 31, 1996 and 282% at March 31, 1997.

OTHER INCOME

    Other income totaled $44.0 million in the second quarter of 1997, compared with $41.5 million in the year-earlier quarter and $45.9 million in the initial quarter of 1997. For the first six months of 1997, other income was $89.9 million, up 16% from $77.7 million in the comparable 1996 period.

    Mortgage banking revenues totaled $12.2 million in the recent quarter, compared with $11.3 million in the year-earlier quarter and $12.1 million in the first quarter of 1997. Residential mortgage loan servicing fees were $6.2 million in the second quarter of 1997, up from $5.1 million in the second quarter of 1996 and $5.8 million in the initial 1997 quarter. Gains from sales of residential mortgage loans and loan servicing rights were $5.4 million in the recently completed quarter, compared with $5.7 million in the year earlier quarter and $5.6 million in 1997's first quarter. Residential mortgage loans serviced for others totaled $6.5 billion and $5.6 billion at June 30, 1997 and 1996, respectively. Capitalized servicing assets were $49 million and $42 million at June 30, 1997 and 1996, respectively.

    Service charges on deposit accounts increased to $10.7 million in the second quarter of 1997, up from $10.1 million in the corresponding quarter of the previous year and $10.4 million in the first quarter of 1997. Trust income was $7.2 million in the second quarter of 1997, compared with $7.1 million in last year's second quarter and $6.9 million in the first quarter of 1997. Merchant discount and credit card fees were $4.2 million in the recent quarter, unchanged from the year-earlier period, but down from $5.2 million in the initial 1997 quarter. The decrease from the first quarter reflects the March 28, 1997 termination of a co-branded credit card program that had been initiated in May 1996. Merchant discount and other credit card fees earned in connection with the terminated program were $50 thousand and $1.6 million during the three and six month periods ended June 30, 1997, respectively, and $758 thousand for the comparable periods in 1996. Credit card balances related to this program that remained outstanding at June 30, 1997 were $6.7 million. Trading account and foreign exchange activity resulted in gains of $596 thousand in the second quarter of 1997, compared with gains of $858 thousand and $1.3 million in the second quarter of 1996 and the first quarter of 1997, respectively. Other revenue from operations totaled $9.2 million in the recent quarter, compared with $7.8 million in the corresponding quarter of 1996 and $10.0 million in the first quarter of 1997, when a $1.5 million gain was realized upon termination of a lease for one of the Company's branch offices.

    For the six month period ended June 30, 1997, mortgage banking revenues totaled $24.2 million, up 12% from $21.7 million in the corresponding 1996 period. Compared with the same period in 1996, service charges on deposit accounts increased 5% to $21.1 million during the first six months of 1997, while trust income increased 7% to $14.1 million. Reflecting previous expansion of the Company's co-branded credit card business, during the first half of 1997 merchant discount and credit card fees increased 30% to $9.5 million from $7.3 million in the similar period of 1996. Trading account and foreign exchange activity resulted in gains of $1.9 million for the initial half of 1997, compared with gains of $154 thousand during the first six months of 1996. Reflecting a $1.3 million increase in fees earned from the sales of mutual funds and annuities and the previously mentioned $1.5 million gain from a lease termination, other revenues from operations increased 31% to $19.2 million in the first six months of 1997 from $14.9 million in the comparable 1996 period.

OTHER EXPENSE

    Other expense totaled $102.1 million in the second quarter of 1997, up 4% from $97.9 million in the second quarter of 1996, but down from $104.3 million in the first quarter of 1997. Through the first half of 1997, other expense totaled $206.4 million or 6% higher than $194.2 million in the comparable 1996 period.

    Salaries and employee benefits expense was $53.6 million in the recent quarter, 9% higher than the $49.1 million in the corresponding 1996 quarter but 4% lower than the $55.6 million in the first quarter of 1997. For the first six months of 1997, salaries and employee benefits expense increased 8% to $109.1 million from $101.3 million in the corresponding 1996 period. Factors contributing to the higher expenses over the prior year periods were expansion of businesses providing mortgage banking services, credit cards and the sales of mutual funds and annuities, as well as merit salary increases and higher costs associated with incentive-based compensation arrangements, including stock appreciation rights.

    Nonpersonnel expense totaled $48.5 million in the second quarter of 1997, little changed from the second quarter of 1996 or the first quarter of 1997. Such expenses were $97.2 million during the first six months of 1997, an increase of 5% from $93.0 million during the corresponding 1996 period. Such increase was largely the result of expansion of the Company's credit card and mortgage banking businesses. Rebate and other operating expenses based on card usage directly attributable to the co-branded credit card program terminated in March 1997 were approximately $107 thousand and $2.3 million during the three and six month periods ended June 30, 1997, respectively, and $988 thousand for the comparable periods in 1996.

CAPITAL

    Stockholders' equity at June 30, 1997 was $951 million or 7.08% of total assets, compared with $861 million or 6.86% of total assets a year earlier and $906 million or 7.00% at December 31, 1996. On a per share basis, stockholders' equity was $143.64 at June 30, 1997, up from $126.70 and $135.45 at June 30 and December 31, 1996, respectively.

    Stockholders' equity at June 30, 1997 reflected a gain of $3.4 million, or $.52 per share, for the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with unrealized losses of $13.6 million or $2.01 per share at June 30, 1996 and $2.5 million or $.37 per share at December 31, 1996. Such unrealized gains and losses represent the difference, net of applicable income tax effect, between the amortized cost and estimated fair value of investment securities classified as available for sale. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

    Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. As previously noted, core capital includes the $250 million of trust preferred securities issued by First Empire Capital Trust I and First Empire Capital Trust II in January and June of 1997, respectively. Total capital also includes $175 million of subordinated notes issued by M&T Bank in prior years. The capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of June 30, 1997 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
June 30, 1997



                              FIRST EMPIRE       M&T         M&T
                             (CONSOLIDATED)     BANK     BANK, N.A.
                             --------------     ----     ----------

Core capital                     10.81%         8.51%      16.68%
Total capital                    13.68%        11.43%      17.93%
Leverage                          8.96%         7.15%       7.88%


    The Company has historically maintained capital ratios in excess of minimum regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income less dividends paid expressed as a percentage of average total stockholders' equity, was 16.25% during the second quarter of 1997, compared with 15.93% in the second quarter of 1996 and 15.88% in the initial 1997 quarter.

    In February 1997, First Empire announced a plan to repurchase and hold as treasury stock up to 303,317 shares of its common stock for reissuance upon the possible future exercise of outstanding stock options. As of June 30, 1997, First Empire had repurchased 124,711 common shares pursuant to the plan at an average cost of $320.68 per share. Including a prior repurchase plan completed in February 1997, First Empire repurchased 153,773 common shares during the first six months of 1997 at a total cost of $48.7 million.

FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "anticipates," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. First Empire undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

------------------------------------------------------------------------------
                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------

QUARTERLY TRENDS

                                          1997 QUARTERS                    1996 QUARTERS
                                      ---------------------  ------------------------------------------
TAXABLE-EQUIVALENT BASIS                SECOND      FIRST     FOURTH      THIRD     SECOND      FIRST
------------------------------------  ----------  ---------  ---------  ---------  ---------  ---------
Earnings and dividends
Amounts in thousands, except per
  share
Interest income.....................  $  265,301    257,029    257,196    251,336    248,673    244,714
Interest expense....................     125,734    119,321    119,343    117,884    114,996    114,185
                                      ----------  ---------  ---------  ---------  ---------  ---------
Net interest income.................     139,567    137,708    137,853    133,452    133,677    130,529
Less: provision for possible credit
  losses............................      11,000     11,000     11,475     10,475     11,700      9,675
Other income........................      43,983     45,923     47,641     44,893     41,463     36,251
Less: other expense.................     102,070    104,284    107,082    107,658     97,921     96,317

                                      ----------  ---------  ---------  ---------  ---------  ---------
Income before income taxes..........      70,480     68,347     66,937     60,212     65,519     60,788
Applicable income taxes.............      26,329     25,825     25,288     23,090     25,790     23,698
Taxable-equivalent adjustment.......       1,360      1,263      1,229      1,251      1,070        937
                                      ----------  ---------  ---------  ---------  ---------  ---------
Net income..........................  $   42,791     41,259     40,420     35,871     38,659     36,153
                                      ----------  ---------  ---------  ---------  ---------  ---------
Cash dividends on preferred stock...  $   --         --         --         --         --            900
Per common share data
  Net income
    Primary.........................        6.17       5.81       5.70       5.05       5.36       5.20
    Fully diluted...................        6.15       5.80       5.68       5.05       5.36       4.96
  Net income, excluding securities
    transactions
    Primary.........................        6.19       5.81       5.73       5.05       5.36       5.17
    Fully diluted...................        6.17       5.80       5.71       5.05       5.36       4.93
  Cash dividends.................... $       .80        .80        .70        .70        .70        .70
Average common shares outstanding
  Primary...........................       6,928      7,100      7,098      7,104      7,212      6,778
  Fully diluted.....................       6,950      7,114      7,121      7,106      7,216      7,295
                                      ----------  ---------  ---------  ---------  ---------  ---------
                                      ----------  ---------  ---------  ---------  ---------  ---------
Balance sheet data
Dollars in millions, except per
  share
Average balances
  Total assets......................  $   13,148     12,866     12,728     12,556     12,486     12,141
  Earning assets....................      12,740     12,464     12,308     12,124     12,044     11,695
  Investment securities.............       1,715      1,611      1,659      1,798      1,939      1,830
  Loans and leases, net of unearned
    discount........................      10,842     10,715     10,527     10,253      9,997      9,672
  Deposits..........................      10,914     10,454     10,609     10,459     10,069      9,496
  Stockholders' equity..............         925        917        891        857        855        849
                                      ----------  ---------  ---------  ---------  ---------  ---------
At end of quarter
  Total assets......................  $   13,441     13,122     12,944     12,821     12,542     12,671
  Earning assets....................      12,903     12,621     12,504     12,282     12,015     12,129
  Investment securities.............       1,708      1,693      1,572      1,753      1,817      2,108
  Loans and leases, net of unearned
    discount........................      10,980     10,803     10,722     10,437     10,129      9,912
  Deposits..........................      11,186     10,533     10,514     10,554     10,193      9,719
  Stockholders' equity..............         951        912        906        878        861        847
  Equity per common share...........      143.64     137.33     135.45     130.58     126.70     123.76
                                      ----------  ---------  ---------  ---------  ---------  ---------
                                      ----------  ---------  ---------  ---------  ---------  ---------
Performance ratios, annualized
Return on
  Average assets....................        1.31%      1.30%      1.26%      1.14%      1.25%      1.20%
  Average common stockholders'
    equity..........................       18.55%     18.24%     18.05%     16.64%     18.18%     17.50%
Net interest margin on average
  earning assets....................        4.39%      4.48%      4.46%      4.38%      4.46%      4.49%
Nonperforming assets to total
  assets, at end of quarter.........         .79%       .81%       .82%       .82%       .75%       .71%
                                      ----------  ---------  ---------  ---------  ---------  ---------
                                      ----------  ---------  ---------  ---------  ---------  ---------
Market price per common share
  High..............................  $  343 1/2        336    289 5/8        258        247    247 3/4
  Low...............................         303        281        250        239        232        209
  Closing...........................         337        320        288        249        241        246
                                      ----------  ---------  ---------  ---------  ---------  ---------
                                      ----------  ---------  ---------  ---------  ---------  ---------


------------------------------------------------------------------------------
                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES




                                          1997 SECOND QUARTER             1997 FIRST QUARTER             1996 FOURTH QUARTER
AVERAGE BALANCE IN MILLIONS;          AVERAGE             AVERAGE     AVERAGE             AVERAGE     AVERAGE            AVERAGE
  INTEREST IN THOUSANDS               BALANCE  INTEREST     RATE      BALANCE  INTEREST     RATE      BALANCE  INTEREST    RATE
--------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net
  of unearned discount*
    Commercial, financial, etc......  $ 2,260  $ 47,680     8.46%       2,187    44,623     8.27%       2,072    42,480    8.16%
    Real estate.....................    6,265   134,710     8.60        6,139   131,135     8.54        6,082   131,894    8.67
    Consumer........................    2,317    53,347     9.23        2,389    54,311     9.22        2,373    55,118    9.24
--------------------------------------------------------------------------------------------------------------------------------
      Total loans and leases, net...   10,842   235,737     8.72       10,715   230,069     8.71       10,527   229,492    8.67
--------------------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at
    banks...........................       54       816     6.01           48       709     6.01           50       762    6.03
  Federal funds sold and agreements
    to resell securities............       64       860     5.40           32       405     5.22           37       492    5.32
  Trading account...................       65       443     2.74           58       255     1.78           35       283    3.21
--------------------------------------------------------------------------------------------------------------------------------
      Total money-market assets.....      183     2,119     4.64          138     1,369     4.04          122     1,537    5.01
--------------------------------------------------------------------------------------------------------------------------------
Investment securities**
  U.S. Treasury and federal
    agencies........................    1,192    19,002     6.39        1,064    16,679     6.36        1,097    17,069    6.19
  Obligations of states and
    political subdivisions..........       44       728     6.59           41       677     6.66           41       682    6.54
  Other.............................      479     7,715     6.46          506     8,235     6.61          521     8,416    6.43
--------------------------------------------------------------------------------------------------------------------------------
      Total investment securities...    1,715    27,445     6.42        1,611     25,591    6.44        1,659    26,167    6.27
--------------------------------------------------------------------------------------------------------------------------------
      Total earning assets..........   12,740   265,301     8.35       12,464    257,029    8.36       12,308   257,196    8.31
--------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit
  losses............................     (272)                           (272)                           (271)
Cash and due from banks.............      307                             298                             325
Other assets........................      373                             376                             366
--------------------------------------------------------------------------------------------------------------------------------
      Total assets..................  $13,148                          12,866                          12,728
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts......................  $   259       835     1.30          281        920    1.33          327     1,247    1.52
  Savings deposits..................    3,406    22,495     2.65        3,346     22,248    2.70        3,291    22,458    2.71
  Time deposits.....................    5,852    82,254     5.64        5,410     73,757    5.53        5,516    77,006    5.55
  Deposits at foreign office........      216     2,873     5.33          255      3,239    5.16          258     3,354    5.16
--------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits   9,733   108,457     4.47        9,292    100,164    4.37        9,392   104,065    4.41
--------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings...............      789    10,230     5.20        1,075     13,700    5.17          881    11,785    5.32
Long-term borrowings................      355     7,047     7.93          278      5,457    7.96          186     3,493    7.47
--------------------------------------------------------------------------------------------------------------------------------
      Total interest- bearing
        liabilities.................   10,877   125,734     4.64       10,645    119,321    4.55       10,459   119,343    4.54
--------------------------------------------------------------------------------------------------------------------------------
Demand deposits.....................    1,181                           1,162                           1,217
Other liabilities...................      165                             142                             161
--------------------------------------------------------------------------------------------------------------------------------
      Total liabilities.............   12,223                          11,949                          11,837
--------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity................      925                             917                             891
--------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
        stockholders' equity........  $13,148                          12,866                          12,728
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Net interest spread.................                        3.71                            3.81                           3.77
Contribution of interest-free
  funds.............................                        0.68                             .67                            .69
--------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on
  earning assets....................           $139,567     4.39%                137,708    4.48%               137,853    4.46%
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

*   Includes nonaccrual loans.
**  Includes available for sale securities at amortized cost.


------------------------------------------------------------------------------
               FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES
                              (continued)

                                          1996 THIRD QUARTER              1996 SECOND QUARTER
AVERAGE BALANCE IN MILLIONS;          AVERAGE             AVERAGE     AVERAGE             AVERAGE
  INTEREST IN THOUSANDS               BALANCE  INTEREST     RATE      BALANCE  INTEREST     RATE
--------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of
  unearned discount*
    Commercial, financial, etc.......  $ 2,023  $ 41,322   8.12%        2,032     41,682    8.25%
    Real estate......................    5,972   128,704   8.62         5,846    126,747    8.67
    Consumer.........................    2,258    52,268   9.21         2,119     49,160    9.33
--------------------------------------------------------------------------------------------------
      Total loans and leases, net....   10,253   222,294   8.62         9,997    217,589    8.75
--------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks.       24       354   5.98            18        266    6.14
  Federal funds sold and agreements
    to resell securities.............       23       311   5.46            58        779    5.38
  Trading account....................       26       247   3.73            32        264    3.33
--------------------------------------------------------------------------------------------------
      Total money-market assets......       73       912   5.00           108      1,309    4.89
--------------------------------------------------------------------------------------------------
Investment securities**
  U.S. Treasury and federal agencies.    1,208    18,719   6.16         1,324     20,248    6.15
  Obligations of states and political
    subdivisions.....................       44       711   6.43            41        668    6.50
  Other..............................      546     8,700   6.34           574      8,859    6.21
--------------------------------------------------------------------------------------------------
      Total investment securities....    1,798    28,130   6.23         1,939     29,775    6.17
--------------------------------------------------------------------------------------------------
      Total earning assets...........   12,124   251,336   8.25        12,044    248,673    8.30
--------------------------------------------------------------------------------------------------
Allowance for possible credit losses.     (271)                          (269)
Cash and due from banks..............      345                            331
Other assets.........................      358                            380
--------------------------------------------------------------------------------------------------
      Total assets...................  $12,556                         12,486
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts.......................  $  794     2,768     1.39          760      2,642    1.40
  Savings deposits...................   2,854    21,170     2.95        2,872     20,673    2.90
  Time deposits......................   5,359    74,706     5.55        5,026     68,920    5.51
  Deposits at foreign office.........     257     3,382     5.23          273      3,534    5.20
--------------------------------------------------------------------------------------------------
      Total interest-bearing
        deposits.....................   9,264   102,026     4.38        8,931     95,769    4.31
--------------------------------------------------------------------------------------------------
Short-term borrowings................     928    12,311     5.28        1,243     15,657    5.07
Long-term borrowings.................     188     3,547     7.48          190      3,570    7.55
--------------------------------------------------------------------------------------------------
      Total interest-bearing
        liabilities..................  10,380   117,884     4.52       10,364    114,996    4.46
--------------------------------------------------------------------------------------------------
Demand deposits......................   1,195                           1,138
Other liabilities....................     124                             129
--------------------------------------------------------------------------------------------------
      Total liabilities..............  11,699                          11,631
--------------------------------------------------------------------------------------------------
Stockholders' equity.................      857                            855
--------------------------------------------------------------------------------------------------
      Total liabilities and
        stockholders' equity.........  $12,556                         12,486
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Net interest spread..................                       3.73                            3.84
Contribution of interest-free funds..                        .65                             .62
--------------------------------------------------------------------------------------------------
Net interest income/margin on earning
  assets.............................          $133,452     4.38%                133,677    4.46%
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

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

Item 2. Changes in Securities.

      (a) (Not applicable.)

      (b) In June 1997, Trust II, a Delaware business trust, issued $100 million of 8.277% Capital Securities. The Common Securities of Trust II are wholly owned by First Empire, and the Capital Securities represent preferred undivided interests in the assets of Trust II. The proceeds from the issuance of the Capital Securities ($100 million) and Common Securities ($3.09 million) were used by Trust II to purchase $103.09 million of 8.277% Junior Subordinated Debentures issued by First Empire. The Junior Subordinated Debentures represent the sole asset of Trust II and payments under the Junior Subordinated Debentures are Trust II's sole source of cash flow.

      Holders of the Capital Securities receive preferential cumulative cash distributions semi-annually each June 1st and December 1st at a rate of 8.277% per annum on the stated liquidation amount ($1,000) per Capital Security unless First Empire exercises its right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods, in which case payment of distributions on the Capital Securities will be deferred for a comparable period. During an extended interest period, First Empire may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock.

Item 3. Defaults Upon Senior Securities.
        (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

      Information concerning the matters submitted to a vote of stockholders at First Empire's Annual Meeting of Stockholders held on April 15, 1997 was previously reported in response to Item 4 of Part II of First Empire's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

Item 5. Other Information.

On June 30, 1997, William C. Rappolt retired as Executive Vice President and Treasurer of First Empire and M&T Bank. Mr. Rappolt was succeeded in those positions on July 1, 1997 by Adam C. Kugler, previously a Senior Vice President in M&T Bank's Treasury Division.

Also in June of 1997, the Company announced the appointment of Emerson L. Brumback to the position of Executive Vice President of First Empire and M&T Bank effective as of July 8, 1997. Mr. Brumback's immediate past position was executive vice president, national retail distribution, at Banc One Corporation.

Item 6. Exhibits and Reports on Form 8-K.

      (a)  The following exhibits are filed as a part of this report:

Exhibit
  No.
-------

11.1  Statement re: Computation of Earnings Per Common Share. Filed herewith.

27.1  Financial Data Schedule.  Filed herewith.

      (b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission:

      On June 2, 1997, a Current Report on Form 8-K dated May 24, 1997 was filed to announce the consummation of the merger of The East New York Savings Bank with and into M&T Bank.

      On June 16, 1997, a Current Report on Form 8-K dated June 6, 1997 was filed to announce First Empire's completion of a $100 million offering of Capital Securities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIRST EMPIRE STATE CORPORATION


Date: August 6, 1997                    By: /s/ Michael P. Pinto
                                            ------------------------------
                                            Michael P. Pinto
                                            Executive Vice President
                                            and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.
-------

  11.1  Statement re: Computation of Earnings Per Common Share. Filed herewith.

  27.1  Financial Data Schedule. Filed herewith.