Form 10-Q
period 1997-09-30
FIRST EMPIRE STATE CORP
filed 1997-10-27
CIK 36270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on October 23, 1997: 6,597,859 shares.

                         FIRST EMPIRE STATE CORPORATION

                                    FORM 10-Q

                For the Quarterly Period Ended September 30, 1997

Table of Contents of Information Required in Report                        Page
                                                                           ----
Part I.  Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheet -
          September 30, 1997 and December 31, 1996                          3

          Consolidated Statement of Income -
          Three and nine months ended
          September 30, 1997 and 1996                                       4

          Consolidated Statement of Cash Flows -
          Nine months ended September 30, 1997 and 1996                     5

          Consolidated Statement of Changes in
          Stockholders' Equity - Nine months ended
          September 30, 1997 and 1996                                       6

          Consolidated Summary of Changes in
          Allowance for Possible Credit Losses -
          Nine months ended September 30, 1997 and 1996                     6

          Notes to Financial Statements                                     7

  Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                        10


Part II. Other Information                                                  22

Signatures                                                                  23

Exhibit Index                                                               24

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

--------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET (unaudited)

                                                                                   September 30,   December 31,
Dollars in thousands, except per share                                                 1997            1996
--------------------------------------------------------------------------------------------------------------
Assets                 Cash and due from banks                                     $    349,571       324,659
                       Money-market assets
                         Interest-bearing deposits at banks                                 796        47,325
                         Federal funds sold and agreements to resell securities          31,765       125,326
                         Trading account                                                 43,805        37,317
                       --------------------------------------------------------------------------------------
                           Total money-market assets                                     76,366       209,968
                       --------------------------------------------------------------------------------------
                       Investment securities
                         Available for sale (cost: $1,584,796 at September 30,
                           1997; $1,400,976 at December 31,1996)                      1,603,717     1,396,672
                         Held to maturity (market value: $90,754 at September 30,
                           1997; $119,316 at December 31,1996)                           90,248       118,616
                         Other (market value:  $58,280 at September 30,1997;
                           $56,410 at December 31,1996)                                  58,280        56,410
                       --------------------------------------------------------------------------------------
                           Total investment securities                                1,752,245     1,571,698
                       --------------------------------------------------------------------------------------
                       Loans and leases                                              11,570,275    11,120,221
                         Unearned discount                                             (299,127)     (398,098)
                         Allowance for possible credit losses                          (272,308)     (270,466)
                       --------------------------------------------------------------------------------------
                           Loans and leases, net                                     10,998,840    10,451,657
                       --------------------------------------------------------------------------------------
                       Premises and equipment                                           121,497       128,521
                       Accrued interest and other assets                                376,614       257,412
                       --------------------------------------------------------------------------------------
                           Total assets                                            $ 13,675,133    12,943,915
--------------------------------------------------------------------------------------------------------------
Liabilities            Noninterest-bearing deposits                                $  1,358,352     1,352,929
                       NOW accounts                                                     308,157       334,787
                       Savings deposits                                               3,351,844     3,280,788
                       Time deposits                                                  5,949,017     5,352,749
                       Deposits at foreign office                                       237,594       193,236
                       --------------------------------------------------------------------------------------
                           Total deposits                                            11,204,964    10,514,489
                       --------------------------------------------------------------------------------------
                       Federal funds purchased and agreements
                         to repurchase securities                                       507,625     1,015,408
                       Other short-term borrowings                                      300,820       134,779
                       Accrued interest and other liabilities                           252,279       195,578
                       Long-term borrowings                                             427,887       178,002
                       --------------------------------------------------------------------------------------
                           Total liabilities                                         12,693,575    12,038,256
--------------------------------------------------------------------------------------------------------------
Stockholders' equity   Preferred stock, $1 par, 1,000,000 shares authorized,
                         none outstanding                                                    --            --
                       Common stock, $5 par, 15,000,000 shares
                         authorized, 8,097,472 shares issued                             40,487        40,487
                       Additional paid-in-capital                                       101,531        96,597
                       Retained earnings                                              1,051,093       937,072
                       Unrealized investment gains (losses), net                         11,244        (2,485)
                       Treasury stock - common, at cost -
                         1,523,377 shares at September 30, 1997;
                         1,411,286 shares at December 31, 1996                         (222,797)     (166,012)
                       --------------------------------------------------------------------------------------
                           Total stockholders' equity                                   981,558       905,659
                       --------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity              $ 13,675,133    12,943,915
=============================================================================================================

--------------------------------------------------------------------------------
                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                                     Three months ended     Nine months ended
                                                                        September 30          September 30
Amounts in thousands, except per share                                 1997       1996       1997      1996
--------------------------------------------------------------------------------------------------------------
Interest income    Loans and leases, including fees                 $ 240,254    221,785    705,055   652,033
                   Money-market assets
                     Deposits at banks                                    944        354      2,469     1,651
                     Federal funds sold and agreements
                       to resell securities                               952        311      2,217     2,493
                     Trading account                                      382        216      1,013       721
                   Investment securities
                     Fully taxable                                     25,490     26,712     74,697    82,777
                     Exempt from federal taxes                          1,679        707      3,957     1,790
                   -------------------------------------------------------------------------------------------
                       Total interest income                          269,701    250,085    789,408   741,465
--------------------------------------------------------------------------------------------------------------
Interest expense   NOW accounts                                           803      2,768      2,558     8,183
                   Savings deposits                                    22,746     21,170     67,489    62,364
                   Time deposits                                       85,889     74,706    241,900   209,082
                   Deposits at foreign office                           2,969      3,382      9,081     9,045
                   Short-term borrowings                                8,801     12,311     32,731    47,657
                   Long-term borrowings                                 8,560      3,547     21,064    10,734
                   -------------------------------------------------------------------------------------------
                       Total interest expense                         129,768    117,884    374,823   347,065
                   -------------------------------------------------------------------------------------------
                   Net interest income                                139,933    132,201    414,585   394,400
                   Provision for possible credit losses                12,000     10,475     34,000    31,850
                   -------------------------------------------------------------------------------------------
                   Net interest income after provision
                     for possible credit losses                       127,933    121,726    380,585   362,550
--------------------------------------------------------------------------------------------------------------
Other income       Mortgage banking revenues                           12,748     11,289     36,995    32,955
                   Service charges on deposit accounts                 10,865     10,176     31,976    30,209
                   Trust income                                         7,643      6,649     21,779    19,895
                   Merchant discount and other credit card fees         4,514      5,160     13,979    12,435
                   Trading account and foreign exchange gains           1,427      1,009      3,372     1,163
                   Gain (loss) on sales of bank investment
                    securities                                            (47)       (15)      (280)      412
                   Other revenues from operations                      13,032     10,625     32,267    25,538
                   -------------------------------------------------------------------------------------------
                       Total other income                              50,182     44,893    140,088   122,607
--------------------------------------------------------------------------------------------------------------
Other expense      Salaries and employee benefits                      56,270     52,517    165,390   153,778
                   Equipment and net occupancy                         13,302     13,506     39,690    39,621
                   Printing, postage and supplies                       3,334      3,719     10,157    11,401
                   Deposit insurance                                      471      7,779      1,440     9,337
                   Other costs of operations                           31,329     30,137     94,383    87,759
                   -------------------------------------------------------------------------------------------
                       Total other expense                            104,706    107,658    311,060   301,896
                   -------------------------------------------------------------------------------------------
                   Income before income taxes                          73,409     58,961    209,613   183,261
                   Income taxes                                        27,518     23,090     79,672    72,578
                   -------------------------------------------------------------------------------------------
                   Net income                                       $  45,891     35,871    129,941   110,683
=============================================================================================================
                   Net income per common share
                     Primary                                        $    6.62       5.05      18.60     15.61
                     Fully diluted                                       6.57       5.05      18.50     15.36

                   Cash dividends per common share                        .80        .70       2.40      2.10

                   Average common shares outstanding
                     Primary                                            6,927      7,104      6,985     7,032
                     Fully diluted                                      6,982      7,106      7,024     7,205

--------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

                                                                              Nine months ended September 30
Dollars in thousands                                                                       1997         1996
------------------------------------------------------------------------------------------------------------
Cash flows from               Net income                                              $ 129,941      110,683
operating activities          Adjustments to reconcile net income to net cash
                              provided by operating activities
                                Provision for possible credit losses                     34,000       31,850
                                Depreciation and amortization of premises
                                  and equipment                                          15,679       15,304
                                Amortization of capitalized mortgage servicing rights    10,147        7,691
                                Provision for deferred income taxes                     (11,389)         (45)
                                Asset write-downs                                           905          817
                                Net gain on sales of assets                              (1,232)      (2,549)
                                Net change in accrued interest receivable, payable       17,869       12,977
                                Net change in other accrued income and expense           56,036       10,424
                                Net change in loans held for sale                        23,077      (16,455)
                                Net change in trading account assets and liabilities     30,974         (538)
                            --------------------------------------------------------------------------------
                                Net cash provided by operating activities               306,007      170,159
------------------------------------------------------------------------------------------------------------
Cash flows from             Proceeds from sales of investment securities
investing activities          Available for sale                                        217,221      151,781
                            Proceeds from maturities of investment securities
                              Available for sale                                        176,680      329,650
                              Held to maturity                                           67,561       78,729
                              Other                                                          --          721
                            Purchases of investment securities
                              Available for sale                                       (576,468)    (502,527)
                              Held to maturity                                          (39,201)     (46,749)
                              Other                                                      (3,936)      (2,776)
                            Net decrease in interest-bearing
                              deposits at banks                                          46,529       66,083
                            Additions to capitalized mortgage servicing rights          (16,000)     (11,934)
                            Net increase in loans and leases                           (604,303)    (890,799)
                            Capital expenditures, net                                    (7,517)     (11,831)
                            Acquisitions, net of cash acquired                          123,043           --
                            Purchases of bank owned life insurance                     (100,000)          --
                            Other, net                                                   (3,460)      (1,789)
                            --------------------------------------------------------------------------------
                              Net cash used by investing activities                    (719,851)    (841,441)
------------------------------------------------------------------------------------------------------------
Cash flows from             Net increase in deposits                                    557,360    1,082,457
financing activities        Net decrease in short-term borrowings                      (379,204)    (268,431)
                            Proceeds from issuance of trust
                              preferred securities                                      250,000           --
                            Payments on long-term borrowings                               (120)      (4,682)
                            Purchases of treasury stock                                 (67,771)     (64,115)
                            Dividends paid - common                                     (15,920)     (13,932)
                            Dividends paid - preferred                                       --         (900)
                            Other, net                                                      850       (1,031)
                            --------------------------------------------------------------------------------
                              Net cash provided by financing activities                 345,195      729,366
                            --------------------------------------------------------------------------------
                            Net increase (decrease) in cash and cash equivalents      $ (68,649)      58,084
                            Cash and cash equivalents at beginning of period            449,985      364,119
                            Cash and cash equivalents at end of period                $ 381,336      422,203
============================================================================================================
Supplemental                Interest received during the period                       $ 784,005      742,188
disclosure of cash          Interest paid during the period                             354,753      338,346
flow information            Income taxes paid during the period                          40,915       74,834
============================================================================================================
Supplemental schedule of
noncash investing and       Real estate acquired in settlement of loans               $   6,522        7,247
financing activities        Conversion of preferred stock to common stock                    --       40,000
============================================================================================================

--------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)


======================================================================================================================
                                                                                    Unrealized
                                                            Additional              investment
                                         Preferred  Common   paid-in     Retained  gains (losses) Treasury
Dollars in thousands, except per share     stock     stock   capital     earnings       net         stock       Total
----------------------------------------------------------------------------------------------------------------------
1996
Balance - January 1, 1996                $ 40,000   40,487    98,657      805,486      (3,155)    (135,222)  $ 846,253
Net income                                     --       --        --      110,683          --           --     110,683
Preferred stock cash dividends                 --       --        --         (900)         --           --        (900)
Common stock cash dividends -
  $2.10 per share                              --       --        --      (13,932)         --           --     (13,932)
Exercise of stock options                      --       --     2,987           --          --        1,625       4,612
Purchases of treasury stock                    --       --        --           --          --      (64,115)    (64,115)
Conversion of preferred stock into
  506,930 shares of common stock          (40,000)      --    (6,534)          --          --       46,534          --
Unrealized losses on investment
  securities available for sale, net           --       --        --           --      (4,944)          --      (4,944)
----------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1996             $     --   40,487    95,110      901,337      (8,099)    (151,178)  $ 877,657
----------------------------------------------------------------------------------------------------------------------
1997
Balance - January 1, 1997                $     --   40,487    96,597      937,072      (2,485)    (166,012)  $ 905,659
Net income                                     --       --        --      129,941          --           --     129,941
Common stock cash dividends -
  $2.40 per share                              --       --        --      (15,920)         --           --     (15,920)
Exercise of stock options                      --       --     4,934           --          --       10,986      15,920
Purchases of treasury stock                    --       --        --           --          --      (67,771)    (67,771)
Unrealized gains on investment
  securities available for sale, net           --       --        --           --      13,729           --      13,729
----------------------------------------------------------------------------------------------------------------------
Balance - September 30,1997              $     --   40,487   101,531    1,051,093      11,244     (222,797)  $ 981,558
======================================================================================================================


CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (unaudited)


--------------------------------------------------------------------------------
                                                  Nine months ended September 30
Dollars in thousands                                        1997           1996
--------------------------------------------------------------------------------
Beginning balance                                      $ 270,466        262,344
Provision for possible credit losses                      34,000         31,850
Net charge-offs
  Charge-offs                                            (44,332)       (34,510)
  Recoveries                                              12,174         10,779
--------------------------------------------------------------------------------
    Total net charge-offs                                (32,158)       (23,731)
--------------------------------------------------------------------------------
Ending balance                                         $ 272,308        270,463
================================================================================

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

Other than the following payment terms (and the redemption terms described below), the preferred capital securities issued by the Trusts ("Capital Securities") are identical in all material respects:

                      Distribution         Distribution
      Trust               Rate                 Dates
      -----               ----                 -----

     Trust I             8.234%         February 1 and August 1

     Trust II            8.277%         June 1 and December 1


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

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase the following amounts of junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") issued by First Empire:

            Capital         Common         Junior Subordinated
 Trust     Securities     Securities           Debentures
 -----     ----------     ----------           ----------

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

Pro forma amounts for basic and diluted earnings per share as if SFAS No. 128 was effective January 1, 1996 were $6.96 and $6.62, respectively, for the three months ended September 30, 1997 and $5.34 and $5.05, respectively, for the three months ended September 30, 1996. Pro forma amounts for basic and diluted earnings per share for the nine months ended September 30, 1997 were $19.59 and $18.60, respectively, and for the nine months ended September 30, 1996 were $16.51 and $15.38, respectively.

4. Contingencies

Information regarding legal proceedings is included in Part II, Item I, ("Legal Proceedings") of this Quarterly Report on Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

First Empire State Corporation ("First Empire") earned $45.9 million or $6.57 per fully diluted common share in the third quarter of 1997, increases of 28% and 30%, respectively, from the third quarter of 1996 when net income was $35.9 million or $5.05 per common share on a fully diluted basis. Net income was $42.8 million or $6.15 per fully diluted common share in the second quarter of 1997. Primary earnings per share increased to $6.62 in the recent quarter from $5.05 in the year-earlier quarter and $6.17 in the second quarter of 1997. Results for the third quarter of 1996 were impacted by a $7.0 million charge for a special assessment by the Federal Deposit Insurance Corporation ("FDIC") to recapitalize the Savings Association Insurance Fund ("SAIF"). Excluding the after-tax impact of the one-time assessment, which reduced net income by $4.1 million, or $.58 per common share, both fully diluted and primary earnings per share in the third quarter of 1996 would have been $5.63.

      For the nine months ended September 30, 1997, net income was $129.9 million or $18.50 per fully diluted common share, up 17% and 20%, respectively, from $110.7 million or $15.36 per share during the comparable 1996 period. Primary earnings per share rose 19% to $18.60 for the first nine months of 1997 from $15.61 for the corresponding period in 1996.

      The annualized rate of return on average assets for First Empire and its consolidated subsidiaries ("the Company") in the third quarter of 1997 was 1.36%, up from 1.14% in the year-earlier quarter and 1.31% in 1997's second quarter. The annualized return on average common stockholders' equity was 18.92% in the recent quarter, up from 16.64% in the third quarter of 1996 and 18.55% in the second quarter of 1997. During the first nine months of 1997, the annualized rates of return on average assets and average common stockholders' equity were 1.32% and 18.58%, respectively, compared with 1.19% and 17.44%, respectively, in the corresponding 1996 period.

      In January and June of 1997, First Empire completed separate offerings of trust preferred securities that raised a total of $250 million that qualifies as Tier 1 or core capital for First Empire under the Federal Reserve Board's risk-based capital guidelines. The trust preferred securities are classified as long-term borrowings and accumulated distributions on the securities are included in interest expense.


Taxable-equivalent Net Interest Income

Net interest income expressed on a taxable-equivalent basis was $141.5 million in the third quarter of 1997, up $8.1 million or 6% from $133.5 million in the year-earlier quarter and slightly higher than the $139.6 million earned in the second quarter of 1997. Growth in average loans and leases was the most significant factor contributing to the improvement in net interest income. Average loans and leases increased $749 million, or 7%, to $11.0 billion in the third quarter of 1997 from $10.3 billion in the year-earlier quarter, lead by growth in the commercial real estate and commercial loan portfolios. Continuing to reflect a decline in the rate of growth that began last quarter, as compared with the five preceding quarterly periods, average loans and leases in the recent quarter were $160 million, or 1%, higher than the second quarter of 1997. Compared with the second quarter of 1997, growth in the Company's residential and commercial real estate loan portfolios during the recent quarter was partially offset by a slight decrease in average commercial loans. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions                                Percent increase
                                                   (decrease) from
                                     3rd Qtr.     3rd Qtr.    2nd Qtr.
                                       1997         1996        1997
                                     -------      --------    --------
Commercial, financial, etc.          $ 2,226         10%         (2)%
Real estate - commercial               4,223         11           3
Real estate - consumer                 2,245          3           5
Consumer
   Automobile                          1,041         (1)         (3)
   Home equity                           646          6           1
   Credit cards                          256         (7)          1
   Other                                 365         14           7
                                     -------        ---         ---
    Total consumer                     2,308          2           -
                                     -------        ---         ---
       Total                         $11,002          7%          1%
                                     =======        ===         ===

      For the first nine months of 1997, taxable-equivalent net interest income was $418.8 million, up 5% from $397.7 million in the corresponding 1996 period. The leading factor contributing to this improvement was a 9% increase in average loans and leases.

      Average holdings of investment securities were $1.7 billion for the quarters ended September 30, 1997 and June 30, 1997, down slightly from $1.8 billion in the third quarter of 1996. Money-market assets averaged $201 million in 1997's third quarter, compared with $73 million in the year-earlier quarter and $183 million in the second quarter of 1997. In general, the size of the investment securities and money-market assets portfolios is influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

      Average earning assets increased 7% to $13.0 billion in the third quarter of 1997 from $12.1 billion in the third quarter of 1996. Average earning assets were $12.7 billion in the second quarter of 1997 and aggregated $12.7 billion and $12.0 billion for the nine months ended September 30, 1997 and 1996, respectively.

      Core deposits, which include noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000, represent a significant source of funding to the Company. The Company's New York State branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association ("M&T Bank, N.A."), a commercial bank subsidiary of First Empire. Average core deposits increased to $8.4 billion in the third quarter of 1997, up from $8.2 billion in the year-earlier quarter and $8.3 billion in the second quarter of 1997. Average core deposits of M&T Bank, N.A. were $453 million in the recently completed quarter, compared with $348 million in the third quarter of 1996 and $440 million in the second quarter of 1997. The accompanying table provides an analysis of quarterly changes in the components of average core deposits. For the nine months ended September 30, 1997 and 1996, core deposits averaged $8.3 billion and $7.9 billion, respectively.

AVERAGE CORE DEPOSITS
Dollars in millions
                                                    Percent increase
                                                    (decrease) from
                                     3rd Qtr.     3rd Qtr.    2nd Qtr.
                                       1997         1996        1997
                                     -------      --------    --------
NOW accounts                          $  234        (71)%        (9)%
Savings deposits                       3,443         21           1
Time deposits less than $100,000       3,496          5           1
Noninterest-bearing deposits           1,251          5           6
                                     -------        ---         ---
    Total                             $8,424          3%          1%
                                     =======        ===         ===


      The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company's offshore branch office, and brokered certificates of deposit. Brokered deposits averaged $1.5 billion during the third quarter of 1997 and totaled $1.6 billion at September 30, 1997, compared with an average balance of $1.2 billion during the comparable 1996 period and a total balance of $1.2 billion at September 30, 1996. Brokered deposits averaged $1.3 billion in the second quarter of 1997. Such deposits are used to reduce short-term borrowings and lengthen the average maturity of interest-bearing liabilities. The weighted average remaining term to maturity of brokered deposits at September 30, 1997 was 2.4 years. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

      The Company uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York ("FHLB") and others as supplemental sources of funding. Short-term borrowings averaged $686 million in the recent quarter, compared with $928 million in the third 1996 quarter and $789 million in the second quarter of 1997. The previously discussed issuances of $250 million of trust preferred securities also provided funding during 1997. These securities, along with $175 million of subordinated notes issued in prior years by M&T Bank, are included in long-term borrowings. Long-term borrowings averaged $428 million and $188 million in the third quarter of 1997 and 1996, respectively, and $355 million in the second quarter of 1997.

      Net interest income is impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as well as changes in interest rates and spreads. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.64% in the third quarter of 1997, compared with 3.73% in the year-earlier quarter. The rate paid on interest-bearing liabilities increased 15 basis points (hundredths of one percent) to 4.67% in the third quarter of 1997 from 4.52% in the third quarter of 1996 due to generally higher interest rates and the effect of the previously discussed issuances of $250 million of trust preferred securities. Such increase was partially offset by a 6 basis point increase in the yield on earning assets to 8.31% in the third quarter of 1997 from 8.25% in the corresponding 1996 quarter. The net interest spread was 3.71% in the second quarter of 1997 when the yield on earning assets was 8.35% and the rate paid on interest-bearing liabilities was 4.64%.

      Largely due to the changes in the net interest spread described above, the Company's net interest margin, or taxable equivalent net interest income expressed as an annualized percentage of average earning assets, was 4.34% in 1997's third quarter, compared with 4.38% in the comparable quarter of 1996 and 4.39% in the second 1997 quarter. During the first nine months of 1997 and 1996, the net interest margin was 4.40% and 4.44%, respectively.

      The contribution to net interest margin of interest-free funds was .70% in the third quarter of 1997, up from .65% in the corresponding 1996 quarter. Average interest-free funds, consisting largely of noninterest-bearing deposits and stockholders' equity, totaled $1.9 billion in the third quarter of 1997, up from $1.7 billion a year earlier. The 15 basis point increase in the rate paid on interest-bearing liabilities used to value these funds was a factor in the improvement in the contribution of interest-free funds to net interest margin. The contribution to net interest margin of interest-free funds was .68% in the second quarter of 1997 when such funds averaged $1.9 billion.

      Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under a number of different interest rate scenarios. The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, rates paid on interest-bearing deposits. The notional amount of interest rate swap agreements used as part of the Company's management of interest rate risk in effect at September 30, 1997 and 1996 was $3.0 billion and $2.5 billion, respectively. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under the terms of a $33 million swap, the Company pays a fixed rate of interest and receives a variable rate. At September 30, 1997 the weighted average rates to be received and paid under interest rate swap agreements were 6.36% and 5.68%, respectively. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.


INTEREST RATE SWAPS
Dollars in thousands

                                      Three months ended September 30
                             --------------------------------------------------
                                      1997                       1996
                             -----------------------    -----------------------
                                Amount        Rate *       Amount        Rate *
                             -----------      ------    -----------      ------
Increase (decrease) in:
   Interest income           $       (96)       --%     $      (210)     (.01)%
   Interest expense               (3,830)     (.13)          (4,065)     (.16)
                                  ------                     ------
   Net interest
     income/margin           $     3,734       .12%     $     3,855       .13%
                             ===========       ===      ===========       ===
Average notional
   amount **                 $ 2,972,119                $ 2,500,199
                             ===========                ===========

                                       Nine months ended September 30
                             --------------------------------------------------
                                      1997                        1996
                             -----------------------    -----------------------
                               Amount         Rate *      Amount         Rate *
                             -----------      ------    -----------      ------
Increase (decrease) in:
   Interest income           $       (48)       --%     $        69        --%
   Interest expense              (10,455)     (.13)         (11,205)     (.15)
                                  ------                     ------
   Net interest
     income/margin           $    10,407       .11%     $    11,274       .13%
                             ===========       ===      ===========       ===
Average notional
   amount **                 $ 2,629,053                $ 2,382,589
                             ===========                ===========

* Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
**    Excludes forward-starting interest rate swaps.


      The Company estimates that as of September 30, 1997 it would have received approximately $13.4 million if all interest rate swap agreements entered into for interest rate risk management purposes had been terminated. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not recorded in the consolidated financial statements.

      Giving consideration to interest rate swaps in place at September 30, 1997 and utilizing a computer model which aids management in assessing the potential impact of future changes in interest rates and spreads, management estimates that the projected amount of net interest income will be largely unaffected by changes in interest rates in the next two years. However, additional interest rate risk management actions may be necessary to counter any detrimental effect which a sustained decrease in interest rates could have on net interest income in later years.

      As a financial intermediary, the Company is exposed to liquidity risk whenever the maturities of financial instruments included in assets and liabilities differ. Accordingly, a critical element in managing a financial institution is ensuring that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating expenses, and to be used for other corporate purposes. Deposits and borrowings, maturities of money-market assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with other sources of liquidity. Through membership in the FHLB, as well as other available borrowing facilities, First Empire's banking subsidiaries have access to additional funding sources. In addition to the proceeds passed through to First Empire from the issuance of the $250 million of trust preferred securities noted earlier, First Empire utilizes dividend payments from its banking subsidiaries, which are subject to various regulatory limitations, to pay dividends, repurchase treasury stock, and fund debt service and other operating expenses. First Empire also maintains a $25 million line of credit with an unaffiliated commercial bank, all of which was available for borrowing at September 30, 1997. Management does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either First Empire or its subsidiary banks. Furthermore, management closely monitors the Company's liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet anticipated funding needs.

Provision for Possible Credit Losses

The provision for possible credit losses in the third quarter of 1997 was $12.0 million, up from $10.5 million in the third quarter of 1996 and $11.0 million in the second quarter of 1997. The purpose of the provision is to replenish or build the Company's allowance for possible credit losses to a level necessary to maintain an adequate reserve position. Net loan charge-offs totaled $11.6 million in the third quarter of 1997, compared with $10.0 million in the year-earlier quarter and $12.6 million in 1997's second quarter. As an annualized percentage of average loans and leases, net charge-offs were .42% in the recent quarter, compared with .39% in the corresponding 1996 quarter and
 .47% in the second quarter of 1997. Net charge-offs of consumer loans in the third quarter of 1997 were $8.2 million, compared with $7.3 million in the third quarter of 1996 and $9.7 million in 1997's second quarter. Net consumer loan charge-offs as an annualized percentage of average consumer loans and leases were 1.42% in the recent quarter, compared with 1.28% in the comparable 1996 quarter and 1.68% in 1997's second quarter.

      Through September 30, the provision for possible credit losses was $34.0 million in 1997 and $31.9 million in 1996. Net charge-offs during the nine months ended September 30, 1997 were $32.2 million, compared with $23.7 million for the corresponding 1996 period, representing an annualized percentage of average loans and leases of .40% and .32%, respectively. Net charge-offs of consumer loans totaled $26.8 million and $18.9 million during the nine months ended September 30, 1997 and 1996, respectively. The most significant factors contributing to the increased level of consumer loan charge-offs in 1997 compared with 1996 were higher charge-offs of credit card balances and indirect automobile loans.

      Nonperforming loans were $85.8 million or .76% of total loans and leases outstanding at September 30, 1997, compared with $96.5 million or .92% at September 30, 1996 and $97.1 million or .88% at June 30, 1997. Included in such amounts are loans that are guaranteed by government agencies totaling $17.9 million and $27.5 million at September 30, 1997 and 1996, respectively, and $20.7 million at June 30, 1997. Nonperforming commercial real estate loans totaled $24.9 million at September 30, 1997, $28.1 million at September 30, 1996 and $29.2 million at June 30, 1997. Nonperforming commercial real estate loans include loans secured by properties located in the New York City metropolitan area of $10.1 million at September 30, 1997, $10.9 million at September 30, 1996 and $11.9 million at June 30, 1997. Nonperforming consumer loans totaled $19.5 million at September 30, 1997, compared with $16.5 million at September 30, 1996 and $16.4 million at June 30, 1997. As a percentage of consumer loan balances outstanding, nonperforming consumer loans were .84% at September 30, 1997, compared with .70% at September 30, 1996 and .71% at June 30, 1997. Assets taken in foreclosure of defaulted loans were $8.2 million at September 30, 1997, $8.5 million at September 30, 1996 and $9.7 million at June 30, 1997.

      A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.


NONPERFORMING ASSETS
Dollars in thousands

                                    1997 Quarters             1996 Quarters

                               Third     Second    First    Fourth     Third
                              -------   -------   -------   -------   -------
Nonaccrual loans              $50,369    62,525    57,366    58,232    59,517
Loans past due
  90 days or more              29,979    31,810    36,857    39,652    36,958
Renegotiated loans              5,413     2,741     2,741        --        --
                              -------   -------   -------   -------   -------
Total nonperforming loans      85,761    97,076    96,964    97,884    96,475
                              -------   -------   -------   -------   -------
Other real estate owned         8,239     9,698     8,694     8,523     8,467
                              -------   -------   -------   -------   -------
Total nonperforming assets    $94,000   106,774   105,658   106,407   104,942
                              =======   =======   =======   =======   =======

Government guaranteed
  nonperforming loans*        $17,853    20,656    22,753    25,847    27,475
                              =======   =======   =======   =======   =======
Nonperforming loans
  to total loans and leases,
  net of unearned discount        .76%      .88%      .90%      .91%      .92%
Nonperforming assets
  to total net loans and
  other real estate owned         .83%      .97%      .98%      .99%     1.00%
                              =======   =======   =======   =======   =======

* Included in total nonperforming loans.


      The allowance for possible credit losses was $272.3 million, or 2.42% of total loans and leases at September 30, 1997, compared with $270.5 million or 2.59% a year earlier, $270.5 million or 2.52% at December 31, 1996 and $271.9 million or 2.48% at June 30, 1997. The ratio of the allowance for possible credit losses to nonperforming loans was 318% at the most recent quarter-end, compared with 280% a year earlier, 276% at December 31, 1996 and 280% at June 30, 1997. In assessing the adequacy of the allowance for possible credit losses, management performs an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Based upon the results of such review, management believes that the allowance for possible credit losses at September 30, 1997 was adequate to absorb credit losses from existing loans and leases.

Other Income

Other income totaled $50.2 million in the third quarter of 1997, compared with $44.9 million in the year-earlier quarter and $44.0 million in the second quarter of 1997. For the first nine months of 1997, other income was $140.1 million, up 14% from $122.6 million in the comparable 1996 period.

      Mortgage banking revenues were $12.7 million in the recent quarter, compared with $11.3 million in the corresponding 1996 quarter and $12.2 million in the second quarter of 1997. Residential mortgage loan servicing fees totaled $6.2 million in the third quarter of 1997, up from $5.3 million in the year-earlier quarter and equal to the second 1997 quarter. Gains from sales of residential mortgage loans and loan servicing rights were $5.8 million in the recently completed quarter, compared with $5.5 million in the third quarter of last year and $5.4 million in 1997's second quarter. Residential mortgage loans serviced for others totaled $6.5 billion and $5.7 billion at September 30, 1997 and 1996, respectively. Capitalized servicing assets were $48.8 million and $44.5 million at September 30, 1997 and 1996, respectively.

      Service charges on deposit accounts totaled $10.9 million in 1997's third quarter, up from $10.2 million in the third quarter of 1996 and $10.7 million in the second quarter of 1997. Trust income was $7.6 million in the third quarter of 1997, compared with $6.6 million in the corresponding quarter of last year and $7.2 million in the second quarter of 1997. Higher corporate trust revenues contributed to the increase over the prior quarters. Merchant discount and credit card fees were $4.5 million in the recent quarter, down from $5.2 million in the year-earlier period, but up from $4.2 million in the second 1997 quarter. The decrease from the year-earlier quarter reflects the March 28, 1997 termination of a co-branded credit card program that had been initiated in May 1996. Merchant discount and other credit card fees earned in connection with the terminated program were $35 thousand and $1.6 million during the three and nine month periods ended September 30, 1997, respectively, and $1.6 million and $2.3 million, respectively, for the comparable periods in 1996. Credit card balances related to this program that remained outstanding at September 30, 1997 were $4.4 million, compared with $53.7 million a year earlier. Trading account and foreign exchange activity resulted in gains of $1.4 million in the third quarter of 1997, compared with gains of $1.0 million and $596 thousand in the third quarter of 1996 and the second quarter of 1997, respectively. Other revenue from operations totaled $13.0 million in the recent quarter, up $2.4 million from $10.6 million in the corresponding quarter of 1996, in part due to higher revenues from the sale of mutual funds and annuities. Also during the recent quarter, a gain of $2.3 million was realized by the Company from the sale of venture capital investments, while in the year-earlier quarter, a $2.1 million gain was realized from the sale of $39 million of deposits and selected assets of a branch office of the Company. Other revenue from operations totaled $9.2 million in the second quarter of 1997.

      For the first nine months of 1997, mortgage banking revenues increased 12% to $37.0 million from $33.0 million in the corresponding 1996 period, primarily due to higher servicing fees. Compared with the same period in 1996, service charges on deposit accounts increased 6% to $32.0 million during the first nine months of 1997, while trust income increased 9% to $21.8 million. Reflecting previous expansion of the Company's co-branded credit card business, during the first nine months of 1997 merchant discount and credit card fees increased 12% to $14.0 million from $12.4 million in the similar period of 1996. Trading account and foreign exchange activity resulted in gains of $3.4 million for the initial nine months of 1997, compared with gains of $1.2 million during the first nine months of 1996. Including a $2.2 million increase in fees earned from the sales of mutual funds and annuities and the previously mentioned venture capital gains of $2.3 million, other revenues from operations increased 26% to $32.3 million in the first nine months of 1997 from $25.5 million in the comparable 1996 period.

Other Expense

Other expense totaled $104.7 million in the third quarter of 1997, down 3% from $107.7 million in the third quarter of 1996 but up 3% from $102.1 million in the second quarter of 1997. The year-earlier quarter's results reflect the previously discussed $7.0 million charge for the special assessment by the FDIC to recapitalize the Savings Association Insurance Fund. Through the first nine months of 1997, other expense totaled $311.1 million or 3% higher than $301.9 million in the comparable 1996 period.

      Salaries and employee benefits expense was $56.3 million in the recent quarter, 7% higher than the $52.5 million in the corresponding 1996 quarter and 5% above the $53.6 million in the second quarter of 1997. For the first nine months of 1997, salaries and employee benefits expense increased 8% to $165.4 million from $153.8 million in the corresponding 1996 period. Factors contributing to the higher expenses over the prior periods were higher costs associated with incentive-based compensation arrangements, including stock appreciation rights, as well as merit salary increases.

      Nonpersonnel expense totaled $48.4 million in the third quarter of 1997, little changed from the third quarter of 1996, after excluding the one-time FDIC assessment, or the second quarter of 1997. Such expenses were $145.7 million during the first nine months of 1997, a decrease of 2% from $148.1 million during the corresponding 1996 period. Excluding the FDIC charge, nonpersonnel expense for the nine months ended September 30, 1997 increased 3% from the corresponding 1996 period. Contributing to the increase were higher amortization expenses relating to capitalized servicing rights and credit card co-brand rebate expenses. Rebate and other operating expenses based on card usage directly attributable to the co-branded credit card program terminated in March 1997 were approximately $1 thousand and $2.3 million during the three and nine month periods ended September 30, 1997, respectively, and $2.1 million and $3.1 million, respectively, for the comparable periods in 1996.

Capital

Stockholders' equity at September 30, 1997 was $982 million or 7.18% of total assets, compared with $878 million or 6.85% of total assets a year earlier and $906 million or 7.00% at December 31, 1996. On a per share basis, stockholders' equity was $149.31 at September 30, 1997, up from $130.58 and $135.45 at September 30 and December 31, 1996, respectively.

      Stockholders' equity at September 30, 1997 reflected a gain of $11.2 million, or $1.71 per share, for the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with unrealized losses of $8.1 million or $1.20 per share at September 30, 1996 and $2.5 million or $.37 per share at December 31, 1996. Such unrealized gains and losses represent the difference, net of applicable income tax effect, between the amortized cost and estimated fair value of investment securities classified as available for sale. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

      Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. As previously noted, core capital includes the $250 million of trust preferred securities issued in 1997. Total capital further includes $175 million of subordinated notes issued by M&T Bank in prior years. The capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of September 30, 1997 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
September 30, 1997

                First Empire     M&T           M&T
               (Consolidated)    Bank       Bank, N.A.
               --------------    -----      ----------
Core capital       10.63%         8.70%       13.69%
Total capital      13.44%        11.56%       14.94%
Leverage            8.97%         7.47%        7.35%


      The Company has historically maintained capital ratios in excess of minimum regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders' equity, was 16.75% and 16.30% during the three and nine month periods ended September 30, 1997, respectively, compared with 14.46% and 15.00% during the comparable periods of 1996.

      In February 1997, First Empire announced a plan to repurchase and hold as treasury stock up to 303,317 shares of its common stock for reissuance upon the exercise of outstanding stock options. As of September 30, 1997, First Empire had repurchased 178,011 common shares pursuant to the plan at an average cost of $331.78 per share. Including a prior repurchase plan completed in February 1997, First Empire repurchased 207,073 common shares during the first nine months of 1997 at a total cost of $67.8 million.

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

--------------------------------------------------------------------------------
                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

QUARTERLY TRENDS

                                                        1997 Quarters                       1996 Quarters
======================================================================================================================
Taxable-equivalent basis                          Third     Second     First    Fourth     Third    Second    First
----------------------------------------------------------------------------------------------------------------------
Earnings and dividends
Amounts in thousands, except per share
Interest income                                  $271,305   265,301   257,029   257,196   251,336   248,673   244,714
Interest expense                                  129,768   125,734   119,321   119,343   117,884   114,996   114,185
----------------------------------------------------------------------------------------------------------------------
Net interest income                               141,537   139,567   137,708   137,853   133,452   133,677   130,529
Less: provision for possible credit losses         12,000    11,000    11,000    11,475    10,475    11,700     9,675
Other income                                       50,182    43,983    45,923    47,641    44,893    41,463    36,251
Less: other expense                               104,706   102,070   104,284   107,082   107,658    97,921    96,317
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                         75,013    70,480    68,347    66,937    60,212    65,519    60,788
Applicable income taxes                            27,518    26,329    25,825    25,288    23,090    25,790    23,698
Taxable-equivalent adjustment                       1,604     1,360     1,263     1,229     1,251     1,070       937
----------------------------------------------------------------------------------------------------------------------
Net income                                       $ 45,891    42,791    41,259    40,420    35,871    38,659    36,153
----------------------------------------------------------------------------------------------------------------------
Cash dividends on preferred stock                $     --        --        --        --        --        --       900
Per common share data
  Net income
    Primary                                          6.62      6.17      5.81      5.70      5.05      5.36      5.20
    Fully diluted                                    6.57      6.15      5.80      5.68      5.05      5.36      4.96
  Net income, excluding securities transactions
    Primary                                          6.63      6.19      5.81      5.73      5.05      5.36      5.17
    Fully diluted                                    6.58      6.17      5.80      5.71      5.05      5.36      4.93
  Cash dividends                                 $    .80       .80       .80       .70       .70       .70       .70
Average common shares outstanding
  Primary                                           6,927     6,928     7,100     7,098     7,104     7,212     6,778
  Fully diluted                                     6,982     6,950     7,114     7,121     7,106     7,216     7,295
======================================================================================================================
Balance sheet data
Dollars in millions, except per share
Average balances
  Total assets                                   $ 13,424    13,148    12,866    12,728    12,556    12,486    12,141
  Earning assets                                   12,950    12,740    12,464    12,308    12,124    12,044    11,695
  Investment securities                             1,747     1,715     1,611     1,659     1,798     1,939     1,830
  Loans and leases, net of unearned discount       11,002    10,842    10,715    10,527    10,253     9,997     9,672
  Deposits                                         11,170    10,914    10,454    10,609    10,459    10,069     9,496
  Stockholders' equity                                962       925       917       891       857       855       849
----------------------------------------------------------------------------------------------------------------------
At end of quarter
  Total assets                                   $ 13,675    13,441    13,122    12,944    12,821    12,542    12,671
  Earning assets                                   13,100    12,903    12,621    12,504    12,282    12,015    12,129
  Investment securities                             1,752     1,708     1,693     1,572     1,753     1,817     2,108
  Loans and leases, net of unearned discount       11,271    10,980    10,803    10,722    10,437    10,129     9,912
  Deposits                                         11,205    11,186    10,533    10,514    10,554    10,193     9,719
  Stockholders' equity                                982       951       912       906       878       861       847
  Equity per common share                          149.31    143.64    137.33    135.45    130.58    126.70    123.76
======================================================================================================================

Performance ratios,annualized
Return on
  Average assets                                     1.36 %    1.31 %    1.30 %     1.26 %   1.14 %    1.25 %    1.20 %
  Average common stockholders' equity               18.92 %   18.55 %   18.24 %    18.05 %  16.64 %   18.18 %   17.50 %
Net interest margin on average earning assets        4.34 %    4.39 %    4.48 %     4.46 %   4.38 %    4.46 %    4.49 %
Nonperforming assets to total assets,
  at end of quarter                                   .69 %     .79 %     .81 %      .82 %    .82 %     .75 %     .71 %
======================================================================================================================
Market price per common share
  High                                           $    415   343 1/2       336   289 5/8       258       247   247 3/4
  Low                                                 335       303       281       250       239       232       209
  Closing                                             415       337       320       288       249       241       246
======================================================================================================================

--------------------------------------------------------------------------------
                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

                                                              1997 Third quarter                      1997 Second quarter
                                                     Average                      Average        Average                Average
Average balance in millions; interest in thousands   balance      Interest           rate        balance    Interest       rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc                        $    2,226   $   47,527          8.47%        2,260       47,680        8.46%
  Real estate                                            6,468      139,184          8.61         6,265      134,710        8.60
  Consumer                                               2,308       54,025          9.28         2,317       53,347        9.23
-----------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                         11,002      240,736          8.68        10,842      235,737        8.72
-----------------------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                        63          944          5.91            54          816        6.01
  Federal funds sold and agreements
    to resell securities                                    69          952          5.47            64          860        5.40
  Trading account                                           69          414          2.39            65          443        2.74
-----------------------------------------------------------------------------------------------------------------------------------
    Total money-market assets                              201        2,310          4.56           183        2,119        4.64
-----------------------------------------------------------------------------------------------------------------------------------
Investment securities**
  U.S. Treasury and federal agencies                     1,132       17,959          6.29         1,192       19,002        6.39
  Obligations of states and political subdivisions          45          755          6.61            44          728        6.59
  Other                                                    570        9,545          6.64           479        7,715        6.46
-----------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                          1,747       28,259          6.42         1,715       27,445        6.42
-----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                                12,950      271,305          8.31        12,740      265,301        8.35
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                      (273)                                    (272)
Cash and due from banks                                    303                                      307
Other assets                                               444                                      373
-----------------------------------------------------------------------------------------------------------------------------------
    Total assets                                    $   13,424                                   13,148
===================================================================================================================================
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                      $      234          803          1.36           259          835        1.30
  Savings deposits                                       3,443       22,746          2.62         3,406       22,495        2.65
  Time deposits                                          6,021       85,889          5.66         5,852       82,254        5.64
  Deposits at foreign office                               221        2,969          5.32           216        2,873        5.33
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                      9,919      112,407          4.50         9,733      108,457        4.47
-----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                      686        8,801          5.09           789       10,230        5.20
Long-term borrowings                                       428        8,560          7.94           355        7,047        7.93
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                  11,033      129,768          4.67        10,877      125,734        4.64
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                             1,251                                    1,181
Other liabilities                                          178                                      165
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                   12,462                                   12,223
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                       962                                      925
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity      $   13,424                                   13,148
===================================================================================================================================
Net interest spread                                                                  3.64                                   3.71
Contribution of interest-free funds                                                   .70                                    .68
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                     $  141,537          4.34%                   139,567        4.39%
===================================================================================================================================

                                                            1997 First quarter
                                                      Average                 Average
Average balance in millions; interest in thousands    balance    Interest        rate
--------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc                            2,187      44,623        8.27%
  Real estate                                           6,139     131,135        8.54
  Consumer                                              2,389      54,311        9.22
--------------------------------------------------------------------------------------
    Total loans and leases, net                        10,715     230,069        8.71
--------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                       48         709        6.01
  Federal funds sold and agreements
    to resell securities                                   32         405        5.22
  Trading account                                          58         255        1.78
--------------------------------------------------------------------------------------
    Total money-market assets                             138       1,369        4.04
--------------------------------------------------------------------------------------
Investment securities**
  U.S. Treasury and federal agencies                    1,064      16,679        6.36
  Obligations of states and political subdivisions         41         677        6.66
  Other                                                   506       8,235        6.61
--------------------------------------------------------------------------------------
    Total investment securities                         1,611      25,591        6.44
--------------------------------------------------------------------------------------
    Total earning assets                               12,464     257,029        8.36
--------------------------------------------------------------------------------------
Allowance for possible credit losses                     (272)
Cash and due from banks                                   298
Other assets                                              376
--------------------------------------------------------------------------------------
    Total assets                                       12,866
======================================================================================
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                            281         920        1.33
  Savings deposits                                      3,346      22,248        2.70
  Time deposits                                         5,410      73,757        5.53
  Deposits at foreign office                              255       3,239        5.16
--------------------------------------------------------------------------------------
    Total interest-bearing deposits                     9,292     100,164        4.37
--------------------------------------------------------------------------------------
Short-term borrowings                                   1,075      13,700        5.17
Long-term borrowings                                      278       5,457        7.96
--------------------------------------------------------------------------------------
    Total interest-bearing liabilities                 10,645     119,321        4.55
--------------------------------------------------------------------------------------
Noninterest-bearing deposits                            1,162
Other liabilities                                         142
--------------------------------------------------------------------------------------
    Total liabilities                                  11,949
--------------------------------------------------------------------------------------
Stockholders' equity                                      917
--------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity         12,866
======================================================================================
Net interest spread                                                              3.81
Contribution of interest-free funds                                               .67
--------------------------------------------------------------------------------------
Net interest income/margin on earning assets                      137,708        4.48%
======================================================================================

*Includes nonaccrual loans.                                         (continued)
**Includes available for sale securities at amortized cost.

--------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

                                                            1996 Fourth quarter                 1996 Third quarter
                                                     Average                   Average    Average                 Average
Average balance in millions; interest in thousands   balance     Interest         rate     balance    Interest       rate
--------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc                        $   2,072   $  42,480         8.16%      2,023      41,322       8.12%
  Real estate                                           6,082     131,894         8.67       5,972     128,704       8.62
  Consumer                                              2,373      55,118         9.24       2,258      52,268       9.21
--------------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                        10,527     229,492         8.67      10,253     222,294       8.62
--------------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                       50         762         6.03          24         354       5.98
  Federal funds sold and agreements
    to resell securities                                   37         492         5.32          23         311       5.46
  Trading account                                          35         283         3.21          26         247       3.73
--------------------------------------------------------------------------------------------------------------------------
    Total money-market assets                             122       1,537         5.01          73         912       5.00
--------------------------------------------------------------------------------------------------------------------------
Investment securities**
  U.S. Treasury and federal agencies                    1,097      17,069         6.19       1,208      18,719       6.16
  Obligations of states and political subdivisions         41         682         6.54          44         711       6.43
  Other                                                   521       8,416         6.43         546       8,700       6.34
--------------------------------------------------------------------------------------------------------------------------
    Total investment securities                         1,659      26,167         6.27       1,798      28,130       6.23
--------------------------------------------------------------------------------------------------------------------------
    Total earning assets                               12,308     257,196         8.31      12,124     251,336       8.25
--------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                     (271)                                (271)
Cash and due from banks                                   325                                  345
Other assets                                              366                                  358
--------------------------------------------------------------------------------------------------------------------------
    Total assets                                    $  12,728                               12,556
==========================================================================================================================
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                      $     327       1,247         1.52         794       2,768       1.39
  Savings deposits                                      3,291      22,458         2.71       2,854      21,170       2.95
  Time deposits                                         5,516      77,006         5.55       5,359      74,706       5.55
  Deposits at foreign office                              258       3,354         5.16         257       3,382       5.23
--------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                     9,392     104,065         4.41       9,264     102,026       4.38
--------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                     881      11,785         5.32         928      12,311       5.28
Long-term borrowings                                      186       3,493         7.47         188       3,547       7.48
--------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                 10,459     119,343         4.54      10,380     117,884       4.52
--------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            1,217                                1,195
Other liabilities                                         161                                  124
--------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                  11,837                               11,699
--------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                      891                                  857
--------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity      $  12,728                               12,556
==========================================================================================================================
Net interest spread                                                               3.77                               3.73
Contribution of interest-free funds                                                .69                                .65
--------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                    $ 137,853         4.46%                133,452       4.38%
==========================================================================================================================

*Includes nonaccrual loans.
**Includes available for sale securities at amortized cost.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      On August 29, 1997, M&T Bank, N.A. and Giant of Maryland, Inc. ("Giant") settled the arbitration proceeding which was commenced to determine the rights and liabilities of the parties to each other in connection with the termination of their co-branded credit card agreement. The terms of the settlement had no material impact on the Company's consolidated financial condition or results of operations. Such arbitration and the prior litigation between M&T Bank, N.A. and Giant were previously reported in First Empire's Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 1997 and March 31, 1997, in First Empire's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and in First Empire's Current Report on Form 8-K dated January 9, 1997.

      First Empire and its subsidiaries are subject in the normal course of business to various other pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability, if any, arising out of litigation pending against First Empire or its subsidiaries will be material to the Company's consolidated financial condition, but at the present time is not in a position to determine whether such litigation will have a material adverse effect on the Company's consolidated results of operations in any future reporting period.

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

      (a)   The following exhibits are filed as a part of this report:

Exhibit
  No.
-------

11.1  Statement re: Computation of Earnings Per Common Share.  Filed herewith.

27.1  Financial Data Schedule.  Filed herewith.

      (b)   Reports on Form 8-K.

            First Empire did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRST EMPIRE STATE CORPORATION


Date: October 27, 1997        By: /s/ Michael P. Pinto
                                  ---------------------------------------
                                  Michael P. Pinto
                                  Executive Vice President
                                  and Chief Financial Officer

                                  EXHIBIT INDEX

     Exhibit
       No.
     -------
      11.1 Statement re: Computation of Earnings Per Common Share. Filed herewith.

      27.1  Financial Data Schedule. Filed herewith.