Form 10-K
period 1997-12-31
FIRST EMPIRE STATE CORP
filed 1998-03-16
CIK 36270

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-9861
                            ------------------------

                         FIRST EMPIRE STATE CORPORATION
             (Exact name of registrant as specified in its charter)

              NEW YORK                              16-0968385
      (State of incorporation)         (I.R.S. Employer Identification No.)

  ONE M&T PLAZA, BUFFALO, NEW YORK                     14240
   (Address of principal executive                  (Zip Code)
              offices)

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

           8.277% CAPITAL SECURITIES OF FIRST EMPIRE CAPITAL TRUST II
   (AND THE GUARANTEE OF FIRST EMPIRE STATE CORPORATION WITH RESPECT THERETO)
                                (Title of class)

                    8.277% JUNIOR SUBORDINATED DEBENTURES OF
                         FIRST EMPIRE STATE CORPORATION
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the Common Stock, $5 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on March 5, 1998: $2,261,267,227.

    Number of shares of the Common Stock, $5 par value, outstanding as of the close of business on March 5, 1998: 6,666,230 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) PORTIONS OF THE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS OF FIRST EMPIRE STATE CORPORATION IN PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FIRST EMPIRE STATE CORPORATION

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                                               FORM
                                                                                                               10-K
                                                                                                               PAGE
                                                                                                           -------------
CROSS-REFERENCE SHEET
PART I

Item 1.  Business........................................................................................              5

Statistical disclosure pursuant to Guide 3

       I.  Distribution of assets, liabilities, and stockholders' equity; interest rates and interest differential

           A.         Average balance sheets.............................................................          42-43

           B.         Interest income/expense and resulting yield or rate on average interest-earning
                      assets (including non-accrual loans) and interest-bearing liabilities..............          42-43

           C.         Rate/volume variances..............................................................             18

      II.  Investment portfolio

           A.         Year-end balances..................................................................             15

           B.         Maturity schedule and weighted average yield.......................................             53

           C.         Aggregate carrying value of securities that exceed ten percent of stockholders'
                      equity.............................................................................             66

     III.  Loan portfolio

           A.         Year-end balances..................................................................          15,68

           B.         Maturities and sensitivities to changes in interest rates..........................             51

           C.         Risk elements......................................................................

                      Nonaccrual, past-due and renegotiated loans........................................             48

                      Actual and pro forma interest on certain loans.....................................             68

                      Nonaccrual policy..................................................................             61

                      Loan concentrations................................................................             29

      IV.  Summary of loan loss experience...............................................................

           A.         Analysis of the allowance for loan losses..........................................             46

                      Factors influencing management's judgment concerning the adequacy of the allowance
                      and provision......................................................................          28,61

           B.         Allocation of the allowance for loan losses........................................             47

       V.  Deposits

           A.         Average balances and rates.........................................................          42-43

           B.         Maturity schedule of domestic time deposits with balances of $100,000 or more......             49

      VI.  Return on equity and assets...................................................................    17,23,33-34

                         FIRST EMPIRE STATE CORPORATION

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                                               FORM
                                                                                                               10-K
                                                                                                               PAGE
                                                                                                           -------------
CROSS-REFERENCE SHEET--continued
--------------------------------

PART I. continued

Item 1.  Business, continued

VII.     Short-term borrowings...........................................................................          71-72

Item 2.  Properties......................................................................................       19,69-70

Item 3.  Legal Proceedings...............................................................................             19

Item 4.  Submission of Matters to a Vote of Security Holders.............................................             19

         Executive Officers of the Registrant............................................................          19-21

PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.....................................................................             22

           A.         Principal market...................................................................
                      Market prices                                                                                   22

           B.         Approximate number of holders at year-end..........................................          37-38

           C.         Frequency and amount of dividends declared.........................................             15

           D.         Restrictions on dividends..........................................................          10,89

Item 6.  Selected Financial Data

           A.         Selected consolidated year-end balances............................................             15

           B.         Consolidated earnings, etc.........................................................          16-17

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................................................          22-53

Item 7A. Quantitative and Qualitative Disclosures About Market Risk......................................       31,33,50

Item 8.  Financial Statements and Supplementary Data

           A.         Report of Independent Accountants..................................................             55

           B.         Consolidated Balance Sheet--
                      December 31, 1997 and 1996.........................................................             56

                         FIRST EMPIRE STATE CORPORATION

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                                               FORM
                                                                                                               10-K
                                                                                                               PAGE
                                                                                                           -------------
CROSS-REFERENCE SHEET--continued
--------------------------------

PART II. continued

Item 8.  Financial Statements and Supplementary Data, continued


           C.         Consolidated Statement of Income--
                      Years ended December 31, 1997, 1996 and 1995.......................................             57

           D.         Consolidated Statement of Cash Flows--
                      Years ended December 31, 1997, 1996 and 1995.......................................             58

           E.         Consolidated Statement of Changes in
                      Stockholders' Equity--Years ended December 31,
                      1997, 1996 and 1995................................................................             59

           F.         Notes to Financial Statements......................................................          60-93

           G.         Quarterly Trends...................................................................             38

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure..........................................................             94

PART III

Item 10.  Directors and Executive Officers of the Registrant.............................................             94

Item 11.  Executive Compensation.........................................................................             94

Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................             94

Item 13.  Certain Relationships and Related Transactions.................................................             94

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................             95

Signatures...............................................................................................          96-98

Exhibit Index............................................................................................         99-101

                                     PART I

ITEM 1. BUSINESS.

    First Empire State Corporation ("Registrant" or "First Empire") is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA") and under Article III-A of the New York Banking Law ("Banking Law"). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14240. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the "Company". As of December 31, 1997, the Company had consolidated total assets of $14.0 billion, deposits of $11.2 billion and stockholders' equity of $1.0 billion. The Company had 4,359 full-time and 724 part-time employees as of December 31, 1997.

    At December 31, 1997, the Registrant had two wholly owned bank subsidiaries:
Manufacturers and Traders Trust Company ("M&T Bank") and M&T Bank, National Association ("M&T Bank, N.A."). The banks offer a wide range of commercial banking, trust and investment services to their customers. The East New York Savings Bank ("East New York"), formerly a wholly owned savings bank subsidiary of the Registrant, was merged with and into M&T Bank on May 24, 1997. At December 31, 1997, M&T Bank represented 95% of consolidated assets of the Company.

    On October 28, 1997, First Empire entered into a definitive agreement with ONBANCorp, Inc. ("ONBANCorp"), a bank holding company headquartered in Syracuse, New York, for a merger between the two companies. ONBANCorp operates two wholly owned banking subsidiaries, OnBank & Trust Co., which has 59 offices in upstate New York, and Franklin First Savings Bank in Wilkes-Barre, Pennsylvania, which has 19 offices in northeastern Pennsylvania. Upon consummation of the merger, the banking subsidiaries of ONBANCorp will be merged into M&T Bank. At December 31, 1997, ONBANCorp had $5.3 billion of assets. The merger, which will be accounted for as a purchase, is subject to a number of conditions, including the approval of stockholders of both companies, and is currently expected to be consummated on or about April 1, 1998. Under the terms of the merger agreement, stockholders of ONBANCorp will have the option to receive .161 of a share of First Empire common stock (and cash in lieu of any fractional share) or $69.50 in cash in exchange for each share of ONBANCorp common stock. The merger agreement provides that a minimum of 60% and a maximum of 70% of the total number of shares of ONBANCorp common stock issued and outstanding immediately prior to the merger will be exchanged for shares of First Empire common stock. In the event that ONBANCorp's stockholders as a whole elect to receive stock consideration with respect to fewer than 60% or more than 70% of the total number of outstanding shares of ONBANCorp common stock, the selection by ONBANCorp's common stockholders of the method of payment is subject to allocation and proration to ensure that the number of shares of ONBANCorp common stock that are converted into shares of First Empire common stock will be not less than 60% nor more than 70%, as the case may be, of the total number of shares of ONBANCorp common stock issued and outstanding immediately prior to the merger. At February 3, 1998 ONBANCorp had 12,712,196 shares of common stock issued and outstanding. The merger is subject to the approval of stockholders of both companies and is expected to be completed on or about April 1, 1998.

    The Company from time to time considers acquiring banks, thrift institutions, branch offices or other businesses within markets currently served or in other nearby markets. The Company has pursued acquisition opportunities in the past, continues to review different opportunities, including the possibility of major acquisitions, and intends to continue this practice.

                                  SUBSIDIARIES

    M&T Bank is a banking corporation which is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. First
Empire acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of First Empire. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14240. As of December 31, 1997, M&T Bank had 178 banking offices located throughout New York State, plus a branch in Nassau, The Bahamas. As of December 31, 1997, M&T Bank had consolidated total assets of $13.4 billion, deposits of $10.8 billion and stockholder's equity of $1.0 billion. The deposit liabilities of M&T Bank are insured by the FDIC through either its Bank Insurance Fund ("BIF") or its Savings Association Insurance Fund ("SAIF"). Of M&T Bank's $10.8 billion in assessable deposits at December 31, 1997, 89% were assessed as BIF-insured and the remainder as SAIF-insured deposits. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State and on New York-based small and medium-size businesses, however certain of M&T Bank's subsidiaries conduct lending activities in markets outside of New York State. M&T Bank, or certain of its subsidiaries, also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Other financial services are also provided through operating subsidiaries.

    M&T Bank, N.A., a national bank and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the BIF. The main office of M&T Bank, N.A. is located at 48 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, primarily through direct mail and telephone marketing techniques. M&T Bank, N.A. is also a licensed insurance agency, and offers long-term care, disability and life insurance services, primarily through banking offices of M&T Bank. As of December 31, 1997, M&T Bank, N.A. had total assets of $703 million, deposits of $651 million and stockholder's equity of $52 million.

    M&T Capital Corporation ("M&T Capital"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in January 1968. M&T Capital is a federally-licensed small business investment company operating under the provisions of the Small Business Investment Act of 1958, as amended. During 1997, the Corporation's strategy was to continue the liquidation of its investments, while managing the remainder of its existing investment portfolio. Upon liquidation of its only significant remaining portfolio investment, it is the Company's current intention to surrender its license to the Small Business Administration. M&T Capital had assets and stockholder's equity of approximately $2 million as of December 31, 1997, and recorded approximately $2.9 million of revenues in 1997. The headquarters of M&T Capital are located at One M&T Plaza, Buffalo, New York 14240.

    M&T Credit Corporation ("M&T Credit"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in April 1994. M&T Credit is a consumer credit company with headquarters at One M&T Plaza, Buffalo, New York 14240, and offices in Pennsylvania. As of December 31, 1997, M&T Credit had assets of $291 million and stockholder's equity of $1.4 million. M&T Credit recorded $24.9 million of revenues during 1997.

    M&T Mortgage Corporation ("M&T Mortgage"), the wholly owned mortgage banking subsidiary of M&T Bank, was incorporated as a New York business corporation in November 1991. M&T Mortgage's principal activities are comprised of the origination of residential mortgage loans and providing residential mortgage loan servicing to M&T Bank, M&T Bank, N.A. and others. M&T Mortgage operates throughout New York State, and also maintains branch offices in Arizona, Colorado, Massachusetts, Ohio, Oregon, Utah and Washington. M&T Mortgage had assets of $393 million and stockholder's equity of $101 million as of December 31, 1997, and recorded approximately $82.0 million of revenues during 1997. Residential mortgage loans serviced by M&T Mortgage for non-affiliates totaled $7.5 billion at December 31, 1997. The headquarters of M&T Mortgage are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

    M&T Financial Corporation ("M&T Financial"), a New York business corporation, is a wholly owned subsidiary of M&T Bank which specializes in capital-equipment leasing. M&T Financial was formed in October 1985, had assets of $79 million and stockholder's equity of $17 million as of December 31, 1997, and recorded approximately $1.0 million of revenues in 1997. The headquarters of M&T Financial are located at One M&T Plaza, Buffalo, New York 14240.

    M&T Real Estate, Inc.("M&T Real Estate") is a subsidiary of M&T Bank which was incorporated as a New York business corporation in August 1995. M&T Bank owns all of the outstanding common and 87.4% of the preferred stock of M&T Real Estate. The remaining 12.6% of M&T Real Estate's preferred stock is owned by officers or former officers of the Company. M&T Real Estate engages in commercial real estate lending and servicing activities. As of December 31, 1997, M&T Real Estate had assets and stockholder's equity of $4.1 billion. M&T Real Estate recorded $338 million of revenues in 1997. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

    M&T Securities, Inc. ("M&T Securities") is a wholly owned subsidiary of M&T Bank which was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended, and is licensed as an insurance agent. It provides securities brokerage and investment advisory services. As of December 31, 1997, M&T Securities had assets of $7 million and stockholder's equity of $4 million. M&T Securities recorded $18 million of revenues during 1997. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14240.

    Highland Lease Corporation ("Highland Lease"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in October 1994. Highland Lease is a consumer leasing company with headquarters at One M&T Plaza, Buffalo, New York 14240. As of December 31, 1997, Highland Lease had assets of $136 million and stockholder's equity of $10 million. Highland Lease recorded $10 million of revenues during 1997.

    During 1997, the Company formed two Delaware business trusts to issue preferred capital securities ("Capital Securities"). First Empire Capital Trust I ("Trust I") issued $150 million of 8.234% Capital Securities on January 17, 1997, and First Empire Capital Trust II ("Trust II") issued $100 million of 8.277% Capital Securities on May 30, 1997. The common securities ("Common Securities") of Trust I and Trust II are wholly owned by First Empire, and such securities are the only class of each Trust's securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding Trusts and are classified in the Company's consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. Under the Federal Reserve Board's current risk-based capital guidelines, the Capital Securities are includable in First Empire's Tier 1 capital. The proceeds from the issuance of the Capital Securities and the Common Securities were used by the Trusts to purchase junior subordinated deferrable interest debentures issued by First Empire. The junior subordinated debentures represent the sole assets of each Trust and payments under the junior subordinated debentures are the sole source of cash flow for each Trust. As of December 31, 1997, Trust I had assets of $160 million and stockholders' equity of $155 million, and during 1997 Trust I recorded $11.7 million of revenues. Trust II had assets of $104 million and stockholders' equity of $103 million at December 31, 1997, and during 1997
Trust II recorded $4.9 million of revenues.

    The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries represented, individually and collectively, an insignificant portion of the Company's consolidated assets, net income and stockholders' equity at December 31, 1997.

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

    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Banking Act") generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate DE NOVO interstate branches whenever the host state opts-in to DE NOVO branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

    The Banking Law authorizes interstate branching by merger or acquisition on a reciprocal basis, and permits the acquisition of a single branch without restriction, but does not provide for DE NOVO interstate branching.

    Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the terms of the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. Furthermore, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally-regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. The Banking Law contains provisions similar to the CRA which are applicable to New York-chartered banks.

                SUPERVISION AND REGULATION OF BANK SUBSIDIARIES

    The Registrant's banking subsidiaries are subject to supervision and regulation, and are examined regularly, by various bank regulatory agencies: M&T Bank by the Federal Reserve Board and the Banking Superintendent; and M&T Bank, N.A. by the Comptroller of the Currency (the "OCC"). The Registrant and its direct non-banking subsidiaries are affiliates, within the meaning of the Federal Reserve Act, of the Registrant's subsidiary banks and their subsidiaries. As a result, the Registrant's subsidiary banks and their subsidiaries are subject to restrictions on loans or extensions of credit to, purchases of assets from, investments in, and transactions with the Registrant and its direct non-banking subsidiaries and on certain other transactions with them or involving their securities.

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

                        DIVIDENDS FROM BANK SUBSIDIARIES

    M&T Bank and M&T Bank, N.A. are subject, under one or more of the banking laws, to restrictions on the amount and frequency (no more often than quarterly) of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 19 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data," and to other statutory powers of bank regulatory agencies.

    Under FDICIA, an insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards discussed below.

                                CAPITAL ADEQUACY

    The Federal Reserve Board, the FDIC and the OCC have adopted risk-based capital adequacy guidelines for bank holding companies and banks under their supervision. Under these guidelines, the so-called "Tier 1 capital" and "Total capital" as a percentage of risk-weighted assets and certain off-balance sheet instruments must be at least 4% and 8%, respectively.

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

    As reflected in the following table, the risk-based capital ratios and leverage ratios of the Registrant, M&T Bank and M&T Bank, N.A. as of December 31, 1997 exceeded the required capital ratios for classification as "well capitalized," the highest classification under the regulatory capital guidelines.

               CAPITAL COMPONENTS AND RATIOS AT DECEMBER 31, 1997
                             (DOLLARS IN MILLIONS)

                                                                           REGISTRANT                   M&T BANK,
                                                                          (CONSOLIDATED)  M&T BANK        N.A.
                                                                          -------------  -----------  -------------
Capital Components
  Tier 1 capital........................................................    $   1,250     $   1,001     $      51
  Total capital.........................................................        1,558         1,305            55
Risk-weighted assets and off-balance sheet instruments..................    $  11,699     $  11,359     $     345
Risk-based Capital Ratio
  Tier 1 capital........................................................        10.69%         8.81%        14.73%
  Total capital.........................................................        13.32%        11.48%        15.98%
Leverage Ratio..........................................................         9.09%         7.63%         7.11%

    FDICIA required the federal banking agencies, including the Federal Reserve Board and the OCC, to revise their risk-based capital standards in order to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on certain multifamily housing loans.

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

    Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank holding company or bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and
(iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank holding company or bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and
(C)"critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The Federal Reserve Board may reclassify a "well capitalized" bank holding company or bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. First Empire, M&T Bank and M&T Bank, N.A. currently meet the definition of "well capitalized" institutions.

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

    FDICIA directs, among other things, that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards as they deem appropriate. The Federal Reserve Board and OCC have adopted such standards.

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

                       FDIC DEPOSIT INSURANCE ASSESSMENTS

    As institutions with deposits insured by the BIF and the SAIF, M&T Bank and M&T Bank, N.A. are subject to FDIC deposit insurance assessments. Under current law the regular insurance assessments to be paid by BIF-insured and SAIF-insured institutions are specified in schedules issued by the FDIC that specify, at semiannual intervals, target reserve ratios designed to maintain the reserve ratios of each of those insurance funds at 1.25% of their estimated insured deposits. The FDIC is also authorized to impose one or more special assessments.

    The FDIC has implemented a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on the institution's capital classification under the prompt corrective action provisions described above, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The adjusted assessment rates for both BIF-insured and SAIF-insured institutions under the current system range from .00% to .31% depending upon the assessment category into which the insured institution is placed. Neither of the Company's banking subsidiaries paid regular insurance assessments to the FDIC in 1997. However, the FDIC retains the ability to increase regular BIF and SAIF assessments and to levy special additional assessments.

    In addition to deposit insurance fund assessments, beginning in 1997 the FDIC assessed BIF-assessable and SAIF-assessable deposits to fund the repayment of debt obligations of the Financing Corporation ("FICO"). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The FDIC is required to set FICO assessments for BIF-assessable deposits at one-fifth the amount for SAIF-assessable deposits. The current annualized rates established by the FDIC for BIF-assessable and SAIF-assessable deposits are 1.26 basis points and 6.28 basis points, respectively.

    Any significant increases in assessment rates or additional special assessments by the FDIC could have an adverse impact on the results of operations and capital of M&T Bank or M&T Bank, N.A.

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

                                  COMPETITION

    The Company competes in offering commercial and personal financial services with other banking institutions and with firms in a number of other industries, such as thrift institutions, credit unions, personal loan companies, sales finance companies, leasing companies, securities brokers and dealers, insurance companies and retail merchandising organizations. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis. Compared to less extensively regulated financial services companies, the Company's operations are significantly impacted by state and federal regulations applicable to the banking industry. Moreover, the provisions of the Interstate Banking Act and the Banking Law may further ease entry into New York State by out-of-state banking institutions. As a result, the number of banking organizations with which the Registrant's subsidiary banks compete may grow in the future.

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

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                    SELECTED CONSOLIDATED YEAR-END BALANCES

                                                                 ITEM 1, TABLE 1

                                                      1997        1996        1995        1994        1993
                                                   ----------  ----------  ----------  ----------  ----------
                                                                      DOLLARS IN THOUSANDS
Money-market assets
  Interest-bearing deposits at banks.............  $      668      47,325     125,500         143      55,044
  Federal funds sold and resell agreements.......      53,087     125,326       1,000       3,080     329,429
  Trading account................................      57,291      37,317       9,709       5,438       9,815
                                                   ----------  ----------  ----------  ----------  ----------
    Total money-market assets....................     111,046     209,968     136,209       8,661     394,288
Investment securities
  U.S. Treasury and federal agencies.............   1,081,247   1,023,038   1,087,005     999,407   1,387,395
  Obligations of states and political
    subdivisions.................................      38,018      41,445      35,250      55,787      49,230
  Other..........................................     605,953     507,215     647,040     735,846     992,527
                                                   ----------  ----------  ----------  ----------  ----------
    Total investment securities..................   1,725,218   1,571,698   1,769,295   1,791,040   2,429,152
Loans and leases
  Commercial, financial, leasing, etc............   2,406,640   2,206,282   2,013,937   1,680,415   1,510,205
  Real estate--construction......................     254,434      90,563      77,604      53,535      51,384
  Real estate--mortgage..........................   6,765,408   6,199,931   5,648,590   5,046,937   4,540,177
  Consumer.......................................   2,339,051   2,623,445   2,133,592   1,666,230   1,337,293
                                                   ----------  ----------  ----------  ----------  ----------
    Total loans and leases.......................  11,765,533  11,120,221   9,873,723   8,447,117   7,439,059
  Unearned discount..............................    (268,965)   (398,098)   (317,874)   (229,824)   (177,960)
  Allowance for possible credit losses...........    (274,656)   (270,466)   (262,344)   (243,332)   (195,878)
                                                   ----------  ----------  ----------  ----------  ----------
  Loans and leases, net..........................  11,221,912  10,451,657   9,293,505   7,973,961   7,065,221
Other real estate owned..........................       8,413       8,523       7,295      10,065      12,222
Total assets.....................................  14,002,935  12,943,915  11,955,902  10,528,644  10,364,958
                                                   ----------  ----------  ----------  ----------  ----------
                                                   ----------  ----------  ----------  ----------  ----------
Noninterest-bearing deposits.....................   1,458,241   1,352,929   1,184,359   1,087,102   1,052,258
NOW accounts.....................................     346,795     334,787     768,559     748,199     764,690
Savings deposits.................................   3,344,697   3,280,788   2,765,301   3,098,438   3,364,983
Time deposits....................................   5,762,497   5,352,749   4,596,053   3,106,723   1,982,272
Deposits at foreign office.......................     250,928     193,236     155,303     202,611     189,058
                                                   ----------  ----------  ----------  ----------  ----------
    Total deposits...............................  11,163,158  10,514,489   9,469,575   8,243,073   7,353,261
Short-term borrowings............................   1,097,324   1,150,187   1,273,206   1,364,850   2,101,667
Long-term borrowings.............................     427,819     178,002     192,791      96,187      75,590
Total liabilities................................  12,972,669  12,038,256  11,109,649   9,807,648   9,640,964
                                                   ----------  ----------  ----------  ----------  ----------
Stockholders' equity.............................   1,030,266     905,659     846,253     720,996     723,994
                                                   ----------  ----------  ----------  ----------  ----------
                                                   ----------  ----------  ----------  ----------  ----------

                      STOCKHOLDERS, EMPLOYEES AND OFFICES

                                                                           1997       1996       1995       1994       1993
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                                          NUMBER AT YEAR-END
Stockholders...........................................................      3,449      3,654      3,787      3,981      3,985
Employees..............................................................      5,083      5,180      4,889      4,505      4,400
Offices................................................................        210        202        181        168        145
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------  ---------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED EARNINGS

                                                                 ITEM 1, TABLE 2

                                                                1997       1996       1995       1994       1993
                                                             ----------  ---------  ---------  ---------  ---------
                                                                              DOLLARS IN THOUSANDS
INTEREST INCOME
Loans and leases, including fees...........................  $  952,436    881,002    794,181    633,077    608,473
Money-market assets
  Deposits at banks........................................       2,475      2,413      8,181      2,212      6,740
  Federal funds sold and resell agreements.................       2,989      2,985      3,007      4,751     20,403
  Trading account..........................................       1,781        980      1,234        361      1,242
Investment securities
  Fully taxable............................................      99,640    107,415    118,791    104,185    101,187
  Exempt from federal taxes................................       5,640      2,637      2,760      2,760      2,584
                                                             ----------  ---------  ---------  ---------  ---------
  Total interest income....................................   1,064,961    997,432    928,154    747,346    740,629
                                                             ----------  ---------  ---------  ---------  ---------
INTEREST EXPENSE
NOW accounts...............................................       3,455      9,430     11,902     11,286     13,113
Savings deposits...........................................      90,907     84,822     87,612     84,804     90,392
Time deposits..............................................     327,611    286,088    239,882     97,067     98,508
Deposits at foreign office.................................      12,160     12,399      6,952      5,894      3,243
Short-term borrowings......................................      44,341     59,442     84,225     73,868     58,459
Long-term borrowings.......................................      29,619     14,227     11,157      6,287      6,158
                                                             ----------  ---------  ---------  ---------  ---------
  Total interest expense...................................     508,093    466,408    441,730    279,206    269,873
                                                             ----------  ---------  ---------  ---------  ---------
NET INTEREST INCOME........................................     556,868    531,024    486,424    468,140    470,756
Provision for possible credit losses.......................      46,000     43,325     40,350     60,536     79,958
                                                             ----------  ---------  ---------  ---------  ---------
Net interest income after provision for possible credit
  losses...................................................     510,868    487,699    446,074    407,604    390,798
                                                             ----------  ---------  ---------  ---------  ---------
OTHER INCOME
Mortgage banking revenues..................................      51,547     44,484     37,142     16,002     12,776
Service charges on deposit accounts........................      43,377     40,659     38,290     35,016     32,291
Trust income...............................................      30,688     27,672     25,477     22,574     23,865
Merchant discount and other credit card fees...............      19,395     18,266     10,675      8,705      7,932
Trading account and foreign exchange gains.................       3,690      2,421      2,783        738      3,518
Gain (loss) on sales of bank investment securities.........        (280)       (37)     4,479        128        870
Gain on sales of venture capital investments...............       2,677      3,175      2,619        802      2,896
Other revenues from operations.............................      41,973     33,608     28,073     39,774     26,396
                                                             ----------  ---------  ---------  ---------  ---------
  Total other income.......................................     193,067    170,248    149,538    123,739    110,544
                                                             ----------  ---------  ---------  ---------  ---------
OTHER EXPENSE
Salaries and employee benefits.............................     220,017    208,342    188,222    161,221    154,340
Equipment and net occupancy................................      53,299     51,346     50,526     49,132     47,823
Printing, postage and supplies.............................      13,747     15,167     14,442     13,516     13,021
Deposit insurance..........................................       1,935      9,337     14,675     16,442     17,684
Other costs of operations..................................     132,778    124,786    106,574     96,551     94,951
                                                             ----------  ---------  ---------  ---------  ---------
  Total other expense......................................     421,776    408,978    374,439    336,862    327,819
                                                             ----------  ---------  ---------  ---------  ---------
Income before income taxes.................................     282,159    248,969    221,173    194,481    173,523
Income taxes...............................................     105,918     97,866     90,137     77,186     71,531
                                                             ----------  ---------  ---------  ---------  ---------
NET INCOME.................................................  $  176,241    151,103    131,036    117,295    101,992
                                                             ----------  ---------  ---------  ---------  ---------
                                                             ----------  ---------  ---------  ---------  ---------
DIVIDENDS DECLARED
  Common...................................................  $   21,207     18,617     16,224     14,743     13,054
  Preferred................................................      --            900      3,600      3,600      3,600
                                                             ----------  ---------  ---------  ---------  ---------
                                                             ----------  ---------  ---------  ---------  ---------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                            COMMON SHAREHOLDER DATA

                                                                 ITEM 1, TABLE 3

                                                                      1997       1996       1995       1994       1993
                                                                    ---------  ---------  ---------  ---------  ---------
Per Share
  Net income
    Basic.........................................................  $   26.60      22.54      19.61      16.90      14.32
    Diluted.......................................................      25.26      21.08      17.98      15.73      13.42
  Cash dividends declared.........................................       3.20       2.80       2.50       2.20       1.90
  Stockholders' equity at year-end................................     155.86     135.45     125.33     103.02      99.43
Dividend payout ratio.............................................      12.03%     12.39%     12.73%     12.97%     13.27%
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                    CHANGES IN INTEREST INCOME AND EXPENSE*

                                                                 ITEM 1, TABLE 4

                                                      1997 COMPARED WITH 1996           1996 COMPARED WITH 1995
                                                  --------------------------------  --------------------------------
                                                                 RESULTING FROM                    RESULTING FROM
                                                                  CHANGES IN:                       CHANGES IN:
                                                    TOTAL     --------------------    TOTAL     --------------------
                                                    CHANGE     VOLUME      RATE       CHANGE     VOLUME      RATE
                                                  ----------  ---------  ---------  ----------  ---------  ---------
                                                                   INCREASE (DECREASE) IN THOUSANDS
Interest income
Loans and leases, including fees................  $   71,264     74,326     (3,062) $   86,509    110,121    (23,612)
Money-market assets
  Deposits at banks.............................          62        200       (138)     (5,768)    (4,669)    (1,099)
  Federal funds sold and agreements to resell
    securities..................................           4         19        (15)        (22)       409       (431)
  Trading account...............................         837      1,121       (284)       (239)       107       (346)
Investment securities
  U.S. Treasury and federal agencies............      (3,055)    (4,941)     1,886        (225)    (2,555)     2,330
  Obligations of states and political
    subdivisions................................         154        137         17        (742)      (584)      (158)
  Other.........................................        (384)    (1,980)     1,596     (10,390)   (11,194)       804
                                                  ----------                        ----------
  Total interest income.........................  $   68,882                        $   69,123
                                                  ----------                        ----------
                                                  ----------                        ----------
Interest expense
Interest-bearing deposits
  NOW accounts..................................  $   (5,975)    (5,416)      (559) $   (2,472)    (1,523)      (949)
  Savings deposits..............................       6,085     12,622     (6,537)     (2,790)     1,016     (3,806)
  Time deposits.................................      41,523     38,400      3,123      46,206     57,335    (11,129)
  Deposits at foreign office....................        (239)      (474)       235       5,447      5,500        (53)
Short-term borrowings...........................     (15,101)   (14,539)      (562)    (24,783)   (15,953)    (8,830)
Long-term borrowings............................      15,392     14,534        858       3,070      3,262       (192)
                                                  ----------                        ----------
  Total interest expense........................  $   41,685                        $   24,678
                                                  ----------                        ----------
                                                  ----------                        ----------

------------------------

* Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

ITEM 2. PROPERTIES.

    Both First Empire and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 276,000 rentable square feet of space, is owned in fee by M&T Bank, and was completed in 1967 at a cost of approximately $17 million. First Empire, M&T Bank and their subsidiaries occupy approximately 73% of the building and the remainder is leased to non-affiliated tenants. At December 31, 1997, the cost of this property, net of accumulated depreciation, was $10.2 million.

    In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 365,000 rentable square feet of space at a cost of approximately $12 million. Approximately 85% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 1997, the cost of this building, including improvements made subsequent to acquisition and net of accumulated depreciation, was $15.5 million.

    M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 223,000 square feet and their combined cost, net of accumulated depreciation, was $12.8 million.

    The cost, net of accumulated depreciation and amortization, of the Company's premises and equipment is detailed in note 5 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data". Of the 178 domestic banking offices of the Registrant's subsidiary banks, 53 are owned in fee and 125 are leased.

ITEM 3. LEGAL PROCEEDINGS.

    First Empire and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability, if any, arising out of litigation pending against First Empire or its subsidiaries will be material to First Empire's consolidated financial position, but at the present time is not in a position to determine whether such litigation will have a material adverse effect on First Empire's consolidated results of operations in any future reporting period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the Registrant's executive officers is presented below as of March 5, 1998. Shown parenthetically is the year since which the officer has held the indicated position with the Registrant or its subsidiaries. In the case of each such corporation, officers' terms run until the first meeting of the board of directors after such corporation's annual meeting, and until their successors are elected and qualified.

        ROBERT G. WILMERS, age 63, is chairman of the board (1994), president
    (1988), chief executive officer (1983) and a director (1982) of the Registrant. He is chairman of the board, chief executive officer (1983) and a director (1982) of M&T Bank, and served as president of M&T Bank from March 1984 to June 1996. Mr. Wilmers is a director of M&T Financial (1985). He is chairman of the board and a director of M&T Bank, N.A.(1995).

        EMERSON L. BRUMBACK, age 46, is an executive vice president (1997) of the Registrant and M&T Bank, and is in charge of the Company's Retail Banking Division. Mr. Brumback is president and a director of Highland Lease
    (1997). He is a director of M&T Credit (1997), M&T Mortgage (1997),
    M&T Securities (1997), and M&T Bank, N.A. (1997). Mr. Brumback was executive vice president, national retail distribution, at BancOne Corporation prior to joining the Company

        ATWOOD COLLINS, III, age 51, is president and chief executive officer, and a member of the Directors Advisory Council (1997) of M&T Bank's New York City Division. Previously, Mr. Collins served as president, chief executive officer and a director (1995) of East New York. Mr. Collins is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is a director of M&T Real Estate (1995). In addition to managing all of M&T Bank's business segments in the New York City region, Mr. Collins has responsibility for managing the Company's Facilities Management and Services group.

        MARK J. CZARNECKI, age 42, is an executive vice president of M&T Bank
    (1997) and is in charge of M&T Bank's Trust and Investment Services Division. Mr. Czarnecki is president of M&T Securities, Inc. (1996) and is an executive vice president of M&T Bank, N.A. Mr. Czarnecki has held a number of management positions with M&T Bank since 1977, most recently as senior vice president of the private client services group of the Trust and Investment Services Division (1994), and prior thereto as an administrative vice president and regional manager for the Retail Banking Division.

        BRIAN E. HICKEY, age 45, is president and a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank and is an executive vice president of the Registrant (1997) and M&T Bank (1996). Mr. Hickey is a director of M&T Financial (1996). In addition to managing all of M&T Bank's business segments in the Rochester market, Mr. Hickey has responsibility for managing the Company's Western New York Commercial Banking Division.

        JAMES L. HOFFMAN, age 58, is president (1992) of the Hudson Valley Division of M&T Bank, and is an executive vice president of the Registrant
    (1997) and M&T Bank (1996). Mr. Hoffman served as chairman of the board, president, chief executive officer and a director (1983) of The First National Bank of Highland, which had been a wholly owned subsidiary of the Registrant prior to its merger with and into M&T Bank on February 29, 1992.

        ADAM C. KUGLER, age 40, is an executive vice president and treasurer
    (1997) of the Registrant and M&T Bank, and is in charge of the Company's Treasury Division. Mr. Kugler is a director of M&T Financial (1997), M&T Securities (1997) and is an executive vice president, Treasurer and a director of M&T Bank, N.A. (1997). Mr Kugler was previously a senior vice president in the Treasury Division of M&T Bank.

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

        MICHAEL P. PINTO, age 42, is an executive vice president and chief financial officer of the Registrant (1997) and M&T Bank (1996), and is in charge of the Company's Finance Division. Mr. Pinto is a director of M&T Capital (1996), M&T Financial (1996), M&T Mortgage (1996) and M&T Real Estate (1996). He is an executive vice president and chief financial officer of M&T Bank, N.A. (1996). Mr. Pinto served as senior vice president and controller of the Registrant from 1993 to 1997.

        ROBERT E. SADLER, JR., age 52, is an executive vice president of the Registrant (1990), president and a director of M&T Bank (1996), and is in charge of the Company's Commercial Banking Division. Mr. Sadler is chairman of the board (1987) and a director of M&T Capital (1983); chairman of the board (1989) and a director of M&T Financial (1985); chairman of the board and a director of M&T Mortgage (1991); chairman of the board and a director of M&T Securities (1994); president, chief executive officer and a director of M&T Bank, N.A.(1995); and chairman of the board, president and a director of M&T Real Estate (1995).

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CORPORATE PROFILE AND SIGNIFICANT DEVELOPMENTS

    First Empire State Corporation ("First Empire") is a bank holding company headquartered in Buffalo, New York with consolidated assets of $14.0 billion at December 31, 1997. First Empire and its consolidated subsidiaries are hereinafter referred to collectively as "the Company." First Empire's banking subsidiaries are Manufacturers and Traders Trust Company ("M&T Bank") and M&T Bank, National Association ("M&T Bank, N.A."), which are wholly owned. M&T Bank, with total assets of $13.4 billion at December 31, 1997, is a New York-chartered commercial bank with 178 offices throughout New York State and an office in Nassau, The Bahamas. M&T Bank, N.A., with $703 million in assets at December 31, 1997, is a national bank with an office in Oakfield, New York.

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

    In October 1997, First Empire entered into a definitive agreement with ONBANCorp, Inc. ("ONBANCorp"), a bank holding company headquartered in Syracuse, New York, for a merger between the two companies. ONBANCorp operates two wholly-owned banking subsidiaries, OnBank & Trust Co., which has 59 offices in upstate New York and Franklin First Savings Bank in Wilkes-Barre, Pennsylvania which has 19 offices in Northeastern Pennsylvania. Upon consummation of the merger, the banking subsidiaries of ONBANCorp will be merged into M&T Bank. At December 31, 1997, ONBANCorp had approximately $5.3 billion of assets. Under the terms of the merger agreement, stockholders of ONBANCorp will have the option to receive .161 of a share of First Empire common stock (and cash in lieu of any fractional share) or $69.50 in cash in exchange for each share of ONBANCorp common stock. The merger agreement provides that a minimum of 60% and a maximum of 70% of the total number of shares of ONBANCorp common stock issued and outstanding immediately prior to the merger must be exchanged for shares of First Empire common stock. In the event that ONBANCorp stockholders as a whole elect to receive stock consideration with respect to fewer than 60% or more than 70% of the total number of outstanding shares of ONBANCorp common stock, the selection by ONBANCorp common stockholders of the method of payment is subject to allocation and proration to ensure that the number of shares of ONBANCorp common stock that are converted into shares of First Empire common stock will be 60% or 70%, as the case may be, of the total number of shares of ONBANCorp common stock issued and outstanding immediately prior to the merger. At

December 31, 1997 ONBANCorp had 12,721,689 shares of common stock issued and outstanding. The merger, which will be accounted for as a purchase, is subject to the approval of stockholders of both companies and is expected to be completed on or about April 1, 1998.

    In January and June 1997, First Empire completed separate offerings of trust preferred securities raising a total of $250 million that qualifies as Tier 1 or core capital under the Federal Reserve Board's risk-based capital guidelines. The trust preferred securities are classified as long-term borrowings and accumulated distributions on the securities are included in interest expense.

    On May 24, 1997, The East New York Saving Bank ("East New York"), the former savings bank subsidiary of First Empire, was merged with and into M&T Bank. East New York's branch offices and business activities now operate as the New York City Division of M&T Bank.

OVERVIEW

    The Company's net income in 1997 was $176.2 million, representing diluted earnings per common share of $25.26, increases of 17% and 20%, respectively, from $151.1 million or diluted earnings per common share of $21.08 in 1996. Basic earnings per common share rose 18% to $26.60 in 1997 from $22.54 in 1996. In 1995, net income was $131.0 million while diluted and basic earnings per common share were $17.98 and $19.61, respectively. The 1995 results include $4.5 million of gains from sales of bank investment securities. The impact from sales of bank investment securities in 1997 and 1996 was negligible. Excluding the after-tax impact of gains from sales of bank investment securities, net income for 1995 was $128.4 million, representing diluted and basic earnings per share of $17.62 and $19.21, respectively. All earnings per share amounts reflect the implementation of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires that all prior period earnings per share data be restated to conform with the provisions of the statement.

    Net income represented a return on average assets in 1997 of 1.32%, compared with 1.21% in 1996 and 1.14% in 1995. The return on average common stockholders' equity was 18.49% in 1997, 17.60% in 1996 and 17.16% in 1995. Excluding the
effects of the 1995 securities gains, the return on average assets in 1995 was 1.12% and the return on average common stockholders' equity was 16.81%.

    Resulting largely from growth in average loans outstanding, taxable-equivalent net interest income increased 5% in 1997 to $563 million from $536 million in 1996. Average loans totaled $11.0 billion in 1997, up 8% from $10.1 billion in 1996. Similarly, average earning assets increased 7%, to $12.8 billion in 1997 from $12.0 billion in 1996. A 9% increase in average earning assets, primarily loans, in 1996 was also the most significant factor for the rise in that year's net interest income from $491 million in 1995. Average loans and average earning assets in 1995 were $8.9 billion and $11.1 billion, respectively. Improvement in 1997's net interest income resulting from asset growth was partially offset by a reduction of the Company's net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets. Net interest margin in 1997 was 4.38%, compared with 4.45% in 1996 and 4.43% in 1995.

    The provision for possible credit losses was $46.0 million in 1997, compared with $43.3 million in 1996 and $40.4 million in 1995. Net charge-offs in 1997 were $41.8 million, compared with $35.2 million in 1996 and $21.3 million in 1995. The increase in net charge-offs from prior years reflects higher levels of net consumer loan charge-offs which totaled $35.8 million in 1997, $28.5 million in 1996 and $11.3 million in 1995.

    Noninterest income for 1997 totaled $193 million, 13% above the $170 million in 1996 and 33% above the $145 million in 1995 (excluding gains from sales of bank investment securities). Higher revenues associated with mortgage banking, trust activities, sales of mutual funds and annuities, and prior expansion of the Company's credit card business contributed to the growth of noninterest income. Noninterest expense was $422 million in 1997, up 3% from $409 million in 1996 and 13% from $374 million in 1995. Expenses associated with expansion of businesses providing mortgage banking services, indirect automobile loans, credit cards and the sale of mutual funds and annuities contributed to the rise in noninterest expense since 1995.

NET INTEREST INCOME/LENDING AND FUNDING ACTIVITIES

    Taxable-equivalent net interest income rose 5% to $563 million in 1997 from $536 million in 1996, largely the result of growth in average earning assets, which increased $794 million or 7% to $12.8 billion in 1997 from $12.0 billion in 1996. Taxable-equivalent net interest income and average earning assets in 1995 were $491 million and $11.1 billion, respectively. The growth in average earning assets in 1997 and 1996 was attributable to increases in average loans outstanding. Average loans totaled $11.0 billion in 1997, up 8% from $10.1 billion in 1996. Average loans in 1996 were increased 14% from $8.9 billion in 1995. The accompanying table 4 summarizes average loans and leases outstanding in 1997 and percentage changes in the major components of the loan and lease portfolio over the past two years.

    Loans secured by real estate, excluding $644 million of outstanding home equity loans and lines of credit which are classified as consumer loans, represented approximately 58% of the loan and lease portfolio during 1997, unchanged from 1996, but down from 60% in 1995. At December 31, 1997, the Company held approximately $4.4 billion of commercial real estate loans and $2.5 billion of consumer real estate loans, compared with $4.0 billion and $2.2 billion, respectively, at December 31, 1996.

    Commercial real estate loans originated by the Company are predominately secured by properties in the New York City metropolitan area, including areas in neighboring states generally considered to be within commuting distance of New York City, and Western New York, which includes Buffalo, Niagara Falls, Rochester and surrounding areas. Commercial real estate loans are also originated in the Hudson Valley and Southern Tier regions of New York State. Most commercial real estate loans originated by the Company are fixed-rate instruments with monthly payments and a balloon payment of the remaining principal at maturity, usually five years after loan origination. For borrowers in good standing, the customer may extend the terms of the loan agreement for an additional five years at the then-current market rate of interest. The accompanying table 5 presents commercial real estate loans at December 31, 1997 by geographic area, type of collateral and size of the loans outstanding. Of the $2.4 billion of commercial real estate loans in the New York City metropolitan area, approximately 62% were secured by multi-family residential properties, 19% by retail space and 7% by office space. The Company's experience has been that office space and retail properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multi-family residential properties. Approximately 51% of the aggregate dollar amount of New York City area loans were for $3 million or less, while loans of more than $10 million were approximately 17% of the total. Commercial real estate loans secured by properties elsewhere in New York State, mostly in Western New York, tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business. Approximately 66% of the aggregate dollar amount of loans in this segment of the portfolio were for $3 million or less.

Commercial real estate loans secured by properties located outside of New York State and outside of areas of neighboring states considered to be part of the New York City metropolitan area comprised less than 5% of total commercial real estate loans.

    The Company normally refrains from commercial construction lending, except when the borrower has obtained a commitment for permanent financing upon project completion. As a result, the portfolio of commercial construction loans for which the Company has not committed to provide permanent financing totaled only $158 million, or 1% of total loans and leases at December 31, 1997.

    Real estate loans secured by one-to-four family residential properties totaled $2.5 billion at December 31, 1997, approximately 62% of which were secured by properties located in New York State. At December 31, 1997, $189 million of residential real estate loans were held for sale by the Company's mortgage banking subsidiary, M&T Mortgage Corporation.

    Consumer loans and leases represented approximately 21% of the loan portfolio during 1997, compared with 22% in 1996 and 20% in 1995. Automobile loans and home equity loans and lines of credit represent the largest components of the consumer loan portfolio. At December 31, 1997, 66% of the automobile loan portfolio was to borrowers in New York State, while the remainder was primarily to borrowers in Pennsylvania. Automobile loans and leases are generally originated through dealers, however, all applications submitted by dealers are subject to the Company's normal underwriting and loan approval procedures. During 1997, automobile loans and leases represented approximately 9% of the Company's average loan portfolio, while no other consumer loan product represented more than 6%. During 1997, the Company securitized and sold $100 million of automobile loans, resulting in a nominal gain. Growth in average credit card balances in recent years was the result of direct mail marketing campaigns and co-branding initiatives. Such initiatives involved developing relationships with retailers and other enterprises and issuing co-branded credit cards that provide cardholders the ability to earn rebates on purchases made with the cards. The Company bears the cost of these rebates. As discussed later, during 1997 the Company either terminated or agreed to terminate several co-branded credit card programs that had been initiated in 1996 or late-1995. Average outstanding balances related to these programs were $73 million in 1997, $76 million in 1996 and $9 million in 1995. At December 31, 1997, 67% of outstanding credit card balances were with customers in New York State.

    The Company's portfolio of investment securities averaged $1.7 billion in 1997, $1.8 billion in 1996 and $2.0 billion in 1995. The size of the investment securities portfolio is influenced by such factors as demand for loans, which generally yield more than investment securities, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios. The investment securities portfolio is largely comprised of adjustable-rate mortgage-backed securities, collateralized mortgage obligations, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to prepayment and other risks assumed. The Company occasionally sells investment securities as a result of changes in interest rates, actual or anticipated prepayments, or credit risk associated with a particular security.

    The average balance of money-market assets, which are comprised of interest-bearing deposits at banks, trading account assets, Federal funds sold and agreements to resell securities, was $165 million in 1997, compared with $124 million in 1996 and $186 million in 1995.

    Core deposits, consisting of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000 represent the most significant source of funding to the Company. Core deposits generally carry lower interest rates than wholesale funds of comparable maturities. The Company's New York State branch network is its principal source of core deposits. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, N.A. are also included in core deposits. In 1997, average core deposits totaled $8.3 billion, up from $8.0 billion in 1996 and $7.4 billion in 1995. Average core deposits of M&T Bank, N.A., which began operations in the fourth quarter of 1995, were $432 million in 1997, $261 million in 1996 and $3 million in 1995. Funding provided by core deposits totaled 65% of average earning assets in 1997, compared with 66% in 1996 and 67% in 1995. An analysis of changes in the components of core deposits is presented in the accompanying table 7.

    The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company's offshore branch office, and brokered certificates of deposit. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.0 billion in 1997, compared with $892 million in 1996 and $625 million in 1995. Offshore deposits, comprised primarily of accounts with balances of $100,000 or more, averaged $230 million in 1997, compared with $239 million and $133 million in 1996 and 1995, respectively. Brokered deposits averaged $1.4 billion in 1997, $1.1 billion in 1996 and $874 million in 1995, and totaled $1.4 billion at December 31, 1997. Brokered deposits are used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. The weighted-average remaining term to maturity of brokered deposits at December 31, 1997 was 2.5 years. However, certain of the deposits have provisions that allow early redemption. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

    In addition to deposits, the Company uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York ("FHLB") and others as sources of funding. Short-term borrowings averaged $853 million in 1997, $1.1 billion in 1996 and $1.4 billion in 1995. In general, short-term borrowings have been used to fund the Company's discretionary investments in money-market assets and investment securities, and, if necessary, to replace deposit outflows. Also providing funding in 1997 were two separate issuances of trust preferred securities totaling $250 million. In January 1997, First Empire completed an offering of trust preferred securities that raised $150 million of capital. The 30-year offering of 8.234% fixed-rate cumulative trust preferred securities was sold through First Empire Capital Trust I. First Empire completed another offering of trust preferred securities in June 1997 raising $100 million of capital. This 30-year offering of 8.277% fixed-rate cumulative trust preferred securities was sold through First Empire Capital Trust II. The preferred securities provide investors with call protection for ten years. The trusts were formed solely to issue the trust preferred securities and advance proceeds to First Empire by purchasing First Empire's junior subordinated debt. The proceeds of the trust preferred securities qualify as Tier 1 or core capital for First Empire under the Federal Reserve Board's risk-based capital guidelines. Payments on the junior subordinated debt of First Empire, which are in turn passed through the trusts to the holders of the preferred securities, will be serviced through existing liquidity and cash flow sources of First Empire. Under current tax law, First Empire will be permitted to deduct interest payments on the junior subordinated debt in computing taxable income. Further information regarding the trust preferred securities is provided in note 7 of Notes to Financial Statements. These securities, along with $175 million of subordinated capital notes issued in prior years by M&T Bank, of which $75 million mature in 2002 and $100 million mature in 2005, are included in long-term borrowings. Long-term borrowings averaged $373 million in 1997, $189 million in 1996 and $146 million in 1995.

    Net interest income is impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as described herein, as well as changes in interest rates and spreads. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.70% in 1997, compared with 3.80% in 1996. A greater proportion of loans, which typically yield more than money-market assets and investment securities, in the composition of the earning asset portfolio resulted in the yield on earning assets increasing slightly, to 8.34% in 1997 from 8.32% in 1996. The rate paid on interest-bearing liabilities increased 12 basis points (hundredths of one percent) to 4.64% in 1997 from 4.52% in 1996 due to generally higher prevailing interest rates and the effect of the previously discussed issuances of $250 million of trust preferred securities. In 1995, the net interest spread was 3.77%, the yield on earning assets was 8.42% and the rate paid on interest-bearing liabilities was 4.65%. A greater proportion of loans in the composition of earning assets somewhat mitigated a general decrease in market interest rates in 1996 compared with 1995. Largely due to the changes in the net interest spread described herein, the Company's net interest margin was 4.38% in 1997, compared with 4.45% in 1996 and 4.43% in 1995.

    Interest-free funds, consisting largely of noninterest-bearing deposits and stockholders' equity, contributed .68% to net interest margin in 1997, compared with .65% in 1996 and .66% in 1995. Average interest-free funds were $1.9 billion in 1997, $1.7 billion in 1996 and $1.6 billion in 1995.

    Future changes in market interest rates or spreads, as well as changes in the composition of the Company's portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads could adversely impact the Company's net interest margin and net interest income. Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under a number of different interest rate scenarios. As part of the management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, the rates paid on interest-bearing deposits. The notional amount of interest rate swaps entered into for interest rate risk management purposes as of December 31, 1997 was approximately $2.7 billion. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under terms of a $33 million swap, the Company pays a fixed rate of interest and receives a variable rate. The average notional amounts of interest rate swaps entered into for interest rate risk management purposes and the related effect on net interest income and margin are presented in the accompanying table 8.

    The Company estimates that as of December 31, 1997 it would have received approximately $16.4 million if all interest rate swap agreements entered into for interest rate risk management purposes had been terminated. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not reflected in the consolidated financial statements. Additional information about interest rate swaps is included in note 15 of Notes to Financial Statements.

    The Financial Accounting Standards Board ("FASB") has issued a Proposed Statement of Financial Accounting Standards ("Proposed Statement") that would significantly change generally accepted accounting for interest rate swaps, other derivative financial instruments and hedging activities. The Proposed Statement would require that an entity recognize all derivatives (including interest rate swaps)as either assets or liabilities on the balance sheet and measure those instruments at fair value.

PROVISION FOR POSSIBLE CREDIT LOSSES

    The purpose of the provision is to replenish or build the Company's allowance for possible credit losses to a level necessary to maintain an adequate reserve position. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which the borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Based upon the results of such review, management believes that the allowance for possible credit losses at December 31, 1997 was adequate to absorb credit losses from existing loans and leases.

    The provision for possible credit losses was $46.0 million in 1997, compared with $43.3 million in 1996 and $40.4 million in 1995. Net charge-offs for 1997 were $41.8 million, compared with $35.2 million in 1996 and $21.3 million in 1995. As a percentage of average loans outstanding, net charge-offs were .38% in 1997, .35% in 1996 and .24% in 1995. Nonperforming loans totaled $80.7 million or .70% of loans outstanding at December 31, 1997, compared with $97.9 million or .91% of loans a year earlier and $93.1 million or .97% at December 31, 1995. The allowance for possible credit losses was $274.7 million or 2.39% of net loans and leases at the end of 1997, compared with $270.5 million or 2.52% at December 31, 1996 and $262.3 million or 2.75% at December 31, 1995. The ratio of the allowance to nonperforming loans was 341%, 276% and 282% at year-end 1997, 1996 and 1995, respectively.

    The accompanying table 10 presents a comparative allocation of the allowance for possible credit losses for each of the past five year-ends. Amounts were allocated to specific loan categories based upon management's classification of loans under the Company's internal loan grading system and assessment of near-term charge-offs and losses existing in specific larger balance loans that are reviewed in detail by the Company's internal loan review department and pools of other loans that are not individually analyzed. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable resulting from (i) generally poor economic conditions and an unfavorable business climate in market regions served by the Company, (ii) portfolio concentrations regarding loan type, collateral type and geographic location, (iii) the effect of expansion into new markets and/or loan product types and, (iv) the possible use of imprecise estimates in determining the allocated portion of the allowance. Nevertheless, the allowance is general in nature and is available to absorb losses from any loan category. Accordingly, the amounts presented in the table do not necessarily indicate future losses within the individual loan categories.

    Several factors influence the Company's credit loss experience, including overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company's commercial real estate loan portfolio, real estate valuations, in particular. Nonperforming commercial real estate loans totaled $17.4 million, $27.1 million and $42.3 million at December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, $7.0 million of nonperforming commercial real estate loans were secured by properties located in the New York City metropolitan area, compared with $10.3 million and $16.8 million at December 31, 1996 and 1995, respectively. Net charge-offs of commercial real estate loans were $.9 million in 1997, $1.5 million in 1996 and $6.6 million in 1995. Included in these totals are net charge-offs of commercial real estate loans secured by properties in the

New York City metropolitan area of $1.1 million, $.6 million and $3.2 million in 1997, 1996 and 1995, respectively.

    Net charge-offs of consumer loans totaled $35.8 million in 1997, or 1.55% of average consumer loans outstanding during the year, compared with $28.5 million or 1.30% in 1996 and $11.3 million or .65% in 1995. Higher charge-offs of credit card balances and indirect automobile loans were the most significant factors contributing to the increased level of consumer loan charge-offs in 1997 and 1996 compared with 1995. Net credit card and indirect automobile loan charge-offs in 1997 were $19.0 million and $11.2 million, respectively, compared with $15.9 million and $9.6 million, respectively, in 1996 and $6.1 million and $3.1 million, respectively, in 1995. The increased levels of charge-offs of credit card and indirect automobile loans in 1997 and 1996 as compared to prior years can, in part, be attributed to higher levels of consumer bankruptcies and, in general, is consistent with trends reported by other financial institutions. Nonperforming consumer loans totaled $21.9 million or .99% of outstanding consumer loans at December 31, 1997, compared with $17.6 million or .73% at December 31, 1996 and $13.7 million or .70% at December 31, 1995.

    Commercial real estate loans secured by multi-family properties in the New York City metropolitan area were 13% of loans outstanding at December 31, 1997. However, the Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 1997. Furthermore, the Company had no exposure to less developed countries, and only $5 million of foreign loans in total.

    Assets taken in foreclosure of defaulted loans totaled $8.4 million at December 31, 1997, compared with $8.5 million and $7.3 million at the end of 1996 and 1995, respectively.

OTHER INCOME

    Excluding the effect from sales of bank investment securities, other income increased 14% to $193 million in 1997 from $170 million in 1996 and was 33% higher than the $145 million earned in 1995.

    Mortgage banking revenues, which consist of residential mortgage loan servicing fee income, gains from sales of residential mortgage loans and loan servicing rights, and other residential mortgage loan-related fees, increased to $51.5 million in 1997 from $44.5 million in 1996 and $37.1 million in 1995. Revenues from servicing residential mortgage loans for others were $25.7 million in 1997, $20.9 million in 1996 and $19.3 million in 1995. Gains from sales of residential mortgage loans and loan servicing rights increased to $23.1 million in 1997, compared with $21.6 million and $16.4 million in 1996 and 1995, respectively. The Company originates residential mortgage loans in New York State, as well as in Arizona, Colorado, Massachusetts, Ohio, Oregon, Utah and Washington. Originations of residential mortgage loans were $2.1 billion in 1997, $1.9 billion in 1996 and $1.3 billion in 1995. Residential mortgage loans serviced for others totaled $7.5 billion, $5.8 billion and $5.7 billion at December 31, 1997, 1996 and 1995, respectively. Capitalized servicing assets were $61.1 million at December 31, 1997, compared with $37.8 million at December 31, 1996 and $34.5 million at December 31, 1995.

    Service charges on deposit accounts increased 7% to $43.4 million in 1997 from $40.7 million in 1996, and 13% from $38.3 million in 1995. Trust income of $30.7 million increased 11% from $27.7 million in 1996, and 20% from $25.5 million in 1995. Merchant discount and other credit card fees in 1997 totaled $19.4 million, compared with $18.3 million in 1996 and $10.7 million in 1995. Expansion of the Company's credit card business was the primary factor in the improvement in 1996's fees from 1995. Due to poorer than expected results, during 1997 the Company either terminated or agreed to terminate during the first quarter of 1998 several of its co-branded credit card programs. These programs were initiated during 1995 and 1996. Merchant discount and other credit card fees earned in connection with the programs were approximately $7 million, $8 million and $1 million in 1997, 1996 and 1995, respectively. Credit card balances related to these programs that remained outstanding at December 31, 1997 were $61 million, compared with $122 million a year earlier. Trading account and foreign exchange activity resulted in gains of $3.7 million in 1997, $2.4 million in 1996 and $2.8 million in 1995. Other revenues from operations totaled $44.7 million in 1997, compared with $36.8 million in 1996 and $30.7 million in 1995. Such amounts include revenues from sales of mutual funds and annuities of $15.3 million, $13.0 million and $9.4 million in 1997, 1996 and 1995, respectively. Income earned from venture capital and other investments also contributed to the increase in other revenues from operations in 1997.

OTHER EXPENSE

    Other expense totaled $422 million in 1997, up from $409 million in 1996 when a $7 million charge was recognized for a special assessment to recapitalize the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). Other expense totaled $374 million in 1995.

    Salaries and employee benefits expense was $220 million in 1997, an increase of $12 million or 6% from $208 million in 1996. The increase was due largely to higher incentive-based compensation arrangements, including stock appreciation rights, and merit salary increases. Personnel costs in 1996 increased $20 million or 11% from $188 million in 1995. Factors contributing to such increase were merit salary increases, costs associated with the opening of 27 supermarket banking locations in 1996 and the second half of 1995, and the expansion of subsidiaries providing residential mortgage banking services, indirect automobile loans and sales of mutual funds and annuities. The number of full-time equivalent employees was 4,781 at December 31, 1997, down from 4,832 at December 31, 1996, but up from 4,546 at December 31, 1995.

    Nonpersonnel expenses for 1997 totaled $202 million, little changed from $201 million in 1996, but up 8% from $186 million in 1995. Excluding the $7 million charge in 1996 for the special assessment by the FDIC, nonpersonnel expense increased 4% in 1997 from 1996. Higher costs associated with the Company's mortgage banking business, including amortization of capitalized servicing rights, contributed to the increase. The increase in nonpersonnel expenses in 1996 from 1995 was largely caused by higher expenses associated with the expansion of businesses providing mortgage banking services, indirect automobile loans, credit cards and the sale of mutual funds and annuities, partially offset by lower deposit insurance expense. Customer rebates and other expenses based on card usage directly attributable to the terminated co-branded credit card programs previously noted were approximately $9 million in 1997, $11 million in 1996 and $1 million in 1995.

INCOME TAXES

    The provision for income taxes in 1997 was $105.9 million, up from $97.9 million in 1996 and $90.1 million in 1995. The effective tax rates were 38% in 1997, 39% in 1996 and 41% in 1995. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 11 of Notes to Financial Statements.

INTERNATIONAL ACTIVITIES

    The Company's net investment in international assets was $12 million and $55 million at December 31, 1997 and 1996, respectively. Total offshore deposits were $251 million and $193 million at December 31, 1997 and 1996, respectively.

LIQUIDITY, MARKET RISK, AND INTEREST RATE SENSITIVITY

    As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Accordingly, a critical element in managing a financial institution is ensuring that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating expenses, and to be used for other corporate purposes. The Company's core deposits have historically provided a significant source of funds. Such deposits are generated from a large base of consumer, corporate and institutional customers, which over the past several years has become more geographically diverse as a result of acquisitions and expansion of the Company's businesses. Nevertheless, in recent years the Company has faced increased competition in offering services and products from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. As a result, and consistent with banking industry experience in general, the Company has experienced a reduction in the percentage of earning assets funded by core deposits. Core deposits financed 64% of the Company's earning assets at December 31, 1997, compared with 65% and 67% at December 31, 1996 and 1995, respectively.

    The Company supplements funding from core deposits with various wholesale borrowings, such as Federal funds purchased and securities sold under agreements to repurchase, and brokered certificates of deposit. Additionally, M&T Bank has a credit facility with the FHLB aggregating $959 million, with any borrowings secured by loans and investment securities. Borrowings outstanding under such credit facility totaled $22 million and $2 million at December 31, 1997 and 1996, respectively. Although informal and sometimes reciprocal, sources of funding are available to the Company through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. In addition to deposits and borrowings, other sources of liquidity include maturities of money-market assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

    First Empire's primary source of funds to pay for operating expenses, dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. As previously discussed, during 1997 First Empire issued junior subordinated debt to two special purpose subsidiaries, which provided funding. Additional information regarding the junior subordinated debt is included in note 7 of Notes to Financial Statements. First Empire also maintains a $25 million line of credit with an unaffiliated commercial bank, all of which was available for borrowing at December 31, 1997.

    The Company expects to have access to sufficient liquid assets to fund the cash portion of the previously discussed ONBANCorp acquisition and, accordingly, management does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either First Empire or its subsidiary banks. Furthermore, management closely monitors the Company's liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet anticipated funding needs.

    Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company's financial instruments. The core banking activities of lending and deposit-taking expose the Company to interest rate risk. As a result of interest rate risk, net interest income earned by the Company is subject to the effects of changing interest rates.

The Company measures interest rate risk by calculating the variability of net interest income under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and off-balance sheet financial instruments. Management's philosophy toward positioning the Company for interest rate movements is to attempt to limit such variability. The balances of both on-and off-balance sheet financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of mortgage-related assets and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analyses of market values of the Company's financial instruments. As part of managing interest rate risk, the Company has entered into interest rate swap agreements having an aggregate notional amount of approximately $2.7 billion at December 31, 1997. Information about interest rate swaps entered into for interest rate risk management purposes is included herein under "Net Interest Income/Lending and Funding Activities" and in note 15 of Notes to Financial Statements.

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

    The accompanying table 13 displays the estimated impact on net interest income from non-trading financial instruments resulting from changes in interest rates during the first modeling year.

    The calculation of the impact of changes in interest rates on net interest income is based upon many assumptions, including prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumes gradual changes in rates of 100 and 200 basis points up and down during a twelve month period. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude, and frequency of interest rate changes and changes in market conditions, as well as any actions, such as those previously described, which management may take to counter these changes.

    In accordance with industry practice, the accompanying table 15 presents cumulative totals of net assets (liabilities) repricing on a contractual basis within the specified time frames, as adjusted for the impact of interest rate swap agreements entered into for interest rate risk management purposes. Management believes this measure does not appropriately depict interest rate risk since changes in interest rates do not necessarily affect all categories of earning assets and interest-bearing liabilities equally nor, as assumed in the table, on the contractual maturity or repricing date. Furthermore, this static presentation of interest rate risk fails to consider the effect of ongoing lending and deposit gathering activities, projected changes in balance sheet composition or any subsequent interest rate risk management activities the Company is likely to implement.

    The Company engages in trading activities to meet the financial needs of customers and to profit from perceived market opportunities. Trading activities are conducted utilizing financial instruments that include forward and futures contracts related to foreign currency exchange and mortgage-backed securities, U.S. Treasury and other government securities, and interest rate contracts such as swaps. As a result, the Company is exposed to foreign currency and interest rate risk resulting from its trading activities. However, the Company generally mitigates exposure arising from trading activities by entering into offsetting positions. Accordingly, the Company's exposure to interest rate, foreign exchange or other price risk related to trading activities as of December 31, 1997 was not considered material.

CAPITAL

    Total stockholders' equity at December 31, 1997 was $1.0 billion or 7.36% of total assets, compared with $906 million or 7.00% at December 31, 1996 and $846 million or 7.08% at December 31, 1995. On a per share basis, common stockholders' equity was $155.86 at December 31, 1997, an increase of 15% from $135.45 at December 31, 1996 and 24% from $125.33 at December 31, 1995. The ratio of average total stockholders' equity to average total assets was 7.16%, 6.92% and 6.81% in 1997, 1996 and 1995, respectively.

    Stockholders' equity at December 31, 1997 was increased by $12.0 million, or $1.82 per common share, for the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with a reduction for unrealized losses of $2.5 million, or $.37 per common share, at December 31, 1996 and $3.2 million, or $.49 per common share, at December 31, 1995. The unrealized gains at December 31, 1997 represent the amount by which the fair value of investment securities classified as available for sale exceeded amortized cost, net of applicable income taxes. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

    Cash dividends on common stock of $21.2 million were paid in 1997, compared with $18.6 million in 1996 and $16.2 million in 1995. The quarterly common stock dividend rate remained at $.80 per share throughout 1997. In total, dividends per common share increased to $3.20 in 1997 from $2.80 in 1996 and $2.50 in 1995. On March 29, 1996, all shares of First Empire's 9% convertible preferred stock were converted by the holder of such stock into 506,930 shares of First Empire common stock at a contractual conversion price of $78.90625 per share. Dividends of $.9 million were paid to the preferred stockholder in 1996, compared with $3.6 million in 1995.

    In February 1997, First Empire announced a plan to repurchase and hold as treasury stock up to 303,317 shares of common stock for reissuance upon the possible future exercise of outstanding stock options. As of December 31, 1997, First Empire had repurchased 178,011 common shares pursuant to such plan at an average cost of $331.78 per share. Including prior repurchase plans completed in 1997 and 1995, First Empire repurchased common shares totaling 207,073 in 1997, 336,220 in 1996 and 223,530 in 1995. The total cost of these common stock repurchases was $67.8 million, $80.8 million and $37.4 million in 1997, 1996 and 1995, respectively.

    Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. As previously noted, core capital includes the $250 million of trust preferred securities issued in 1997. As of December 31, 1997 total capital further includes $160 million of the subordinated notes issued by M&T Bank in prior years. The capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of December 31, 1997 are presented in note 19 of Notes to Financial Statements.

    The Company has historically maintained capital ratios in excess of minimum regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income (excluding the after-tax effects of gains or losses from sales of bank investment securities) less dividends paid expressed as a percentage of average total stockholders' equity, was 16.28% in 1997, 15.25% in 1996 and 13.88% in 1995.

YEAR 2000 INITIATIVES

    The Company is currently working to resolve the potential impact of "Year 2000" issues on the processing of date-sensitive information by the Company's computer systems. The Year 2000 problem relates to the ability of computer systems to be able to distinguish date data between the twentieth and twenty-first centuries. Management anticipates that the Company's computer systems will be Year 2000 compliant by the end of 1998 and has a planned program to test for such compliance. The Company could also be adversely affected if its customers rely on data processing systems that are not Year 2000 compliant prior to the end of 1999. The Company, therefore, is taking a proactive role to work with its data processing vendors and to provide information to its commercial customers regarding Year 2000 issues. The costs that have been incurred by the Company in addressing its potential Year 2000 problems have not had a material adverse impact on the Company's financial position, results of operations or cash flows. However, the inability of the Company or its customers to resolve Year 2000 issues in a timely manner could result in a material financial risk. Accordingly, the Company is devoting appropriate resources to resolve its Year 2000 issues in a timely manner and does not currently expect that doing so will have a material adverse impact on the Company's financial position, results of operations or cash flows in the future.

FOURTH QUARTER RESULTS

    Net income in the fourth quarter of 1997 was $46.3 million, an increase of 15% from the final quarter of 1996 when net income was $40.4 million. Diluted earnings per common share increased 17% to $6.66 from $5.70 earned in the year-earlier quarter. Basic earnings per share increased 16% to $7.01 in 1997's final quarter from $6.03 in the comparable period in 1996. Taxable-equivalent net interest income increased to $143.9 million in the fourth quarter of 1997, up $6.0 million or 4% from $137.9 million in the corresponding 1996 quarter. Growth in average loans outstanding was the primary factor contributing to the improvement in net interest income. Average loans for the fourth quarter of 1997 totaled $11.3 billion, an 8% increase from the $10.5 billion average during the fourth quarter of 1996. In total, earning assets averaged $13.2 billion in the final quarter of 1997, up 7% from $12.3 billion in the corresponding 1996 quarter. The yield on earning assets increased to 8.34% in the final 1997 quarter from 8.31% in the year-earlier period, while the rate paid on interest-bearing liabilities increased to 4.70% from 4.54%. The higher rate paid on interest-bearing liabilities was due to generally higher interest rates and the effect of the previously discussed issuances of $250 million of trust preferred securities. The resulting net interest spread was 3.64% in the recent quarter, compared with 3.77% in the fourth quarter of 1996. Similarly, net interest margin decreased to 4.33% in the fourth quarter of 1997 from 4.46% in the year-earlier quarter.

    The provision for possible credit losses was $12.0 million in the final 1997 quarter, compared with $11.5 million in the fourth quarter of 1996. Net charge-offs totaled $9.7 million in 1997's fourth quarter, down from $11.5 million in the year-earlier quarter. Net charge-offs as an annualized percentage of average loans and leases were .34% in the recent quarter, down from .43% in the corresponding 1996 quarter. Excluding the effects of sales of bank investment securities, other income rose 10% to $53.0 million in the fourth quarter of 1997 from $48.1 million in the year-earlier quarter. A $3.0 million increase in revenues from mortgage banking activities was the leading factor contributing to the rise. Other expense was $110.7 million in the fourth quarter of 1997, an increase of 3% from $107.1 million in the fourth quarter of 1996.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

    SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," was issued in December 1996 and defers until January 1, 1998, the effective date for certain provisions of SFAS No. 125 relating to repurchase agreement, dollar roll, securities lending and similar transactions and pledged collateral. SFAS No. 127 will be adopted by the Company in the first quarter of 1998, as required, and is not expected to have a material impact on the Company's results of operations.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components, and requires that all items that are required to be recognized under accounting standards be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt the provisions of SFAS No. 130 in the first quarter of 1998. When adopted, SFAS No. 130 is not expected to have a material impact on the Company.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," also issued in June 1997, establishes new standards for reporting information about operating segments in annual and interim financial statements. SFAS No. 131 also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. SFAS No. 131 is effective for years beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in the financial statements for interim periods in the year after initial application. The Company will apply the provisions of SFAS No. 131 in 1998, as required.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises current disclosure requirements for employers' pensions and other retiree benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

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

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                              FINANCIAL HIGHLIGHTS

                                                                         TABLE 1

                                                                                      1997       1996       CHANGE
                                                                                   ----------  ---------  -----------
FOR THE YEAR
PERFORMANCE
Net income (thousands)...........................................................  $  176,241    151,103         +17%
Return on
  Average assets.................................................................        1.32%      1.21%
  Average common equity..........................................................       18.49%     17.60%
Net interest margin..............................................................        4.38%      4.45%
Net charge-offs/average loans....................................................         .38%       .35%
Efficiency ratio.................................................................       55.79%     57.95%
                                                                                   ----------  ---------
PER COMMON SHARE DATA
Basic earnings...................................................................  $    26.60      22.54         +18%
Diluted earnings.................................................................       25.26      21.08         +20%
Cash dividends...................................................................        3.20       2.80         +14%
                                                                                   ----------  ---------       -----
AT DECEMBER 31
BALANCE SHEET DATA (MILLIONS)
Loans and leases, net of unearned discount.......................................  $   11,497     10,722          +7%
Total assets.....................................................................      14,003     12,944          +8%
Deposits.........................................................................      11,163     10,514          +6%
Stockholders' equity.............................................................       1,030        906         +14%
                                                                                   ----------  ---------       -----
LOAN QUALITY
Allowance for credit losses/net loans............................................        2.39%      2.52%
Nonperforming assets ratio.......................................................         .77%       .99%
                                                                                   ----------  ---------
CAPITAL
Tier 1 risk-based capital ratio..................................................       10.69%      8.40%
Total risk-based capital ratio...................................................       13.32%     11.32%
Leverage ratio...................................................................        9.09%      6.99%
Common equity/total assets.......................................................        7.36%      7.00%
Common equity (book value) per share.............................................  $   155.86     135.45         +15%
Market price per share
  Closing........................................................................      465.00     288.00         +61%
  High...........................................................................      468.00     289.63
  Low............................................................................      281.00     209.00

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                QUARTERLY TRENDS

                                                                         TABLE 2

                                                                        1997 QUARTERS
                                                             -----------------------------------
                                                              FOURTH    THIRD   SECOND    FIRST
                                                             --------  -------  -------  -------
                                                              AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                            SHARE
Taxable-equivalent basis
EARNINGS AND DIVIDENDS
Interest income............................................  $277,166  271,305  265,301  257,029
Interest expense...........................................   133,270  129,768  125,734  119,321
                                                             --------  -------  -------  -------
Net interest income........................................   143,896  141,537  139,567  137,708
Less: provision for possible credit losses.................    12,000   12,000   11,000   11,000
Other income...............................................    52,979   50,182   43,983   45,923
Less: other expense........................................   110,716  104,706  102,070  104,284
                                                             --------  -------  -------  -------
Income before income taxes.................................    74,159   75,013   70,480   68,347
Applicable income taxes....................................    26,246   27,518   26,329   25,825
Taxable-equivalent adjustment..............................     1,613    1,604    1,360    1,263
                                                             --------  -------  -------  -------
Net income.................................................  $ 46,300   45,891   42,791   41,259
                                                             --------  -------  -------  -------
Cash dividends on preferred stock..........................  $  --       --       --       --
Per common share data
  Net income
    Basic..................................................  $   7.01     6.96     6.46     6.17
    Diluted................................................      6.66     6.62     6.17     5.81
  Net income, excluding securities transactions
    Basic..................................................      7.01     6.97     6.47     6.18
    Diluted................................................      6.66     6.63     6.19     5.81
  Cash dividends...........................................       .80      .80      .80      .80
Average common shares outstanding
  Basic....................................................     6,599    6,592    6,627    6,685
  Diluted..................................................     6,955    6,927    6,928    7,100
                                                             --------  -------  -------  -------
BALANCE SHEET DATA
                                                               DOLLARS IN MILLIONS, EXCEPT PER
                                                                            SHARE
Average balances
  Total assets.............................................  $ 13,785   13,424   13,148   12,866
  Earning assets...........................................    13,186   12,950   12,740   12,464
  Investment securities....................................     1,721    1,747    1,715    1,611
  Loans and leases, net of unearned discount...............    11,327   11,002   10,842   10,715
  Deposits.................................................    11,262   11,170   10,914   10,454
  Stockholders' equity.....................................     1,007      962      925      917
                                                             --------  -------  -------  -------
At end of quarter
  Total assets.............................................  $ 14,003   13,675   13,441   13,122
  Earning assets...........................................    13,333   13,100   12,903   12,621
  Investment securities....................................     1,725    1,752    1,708    1,693
  Loans and leases, net of unearned discount...............    11,497   11,271   10,980   10,803
  Deposits.................................................    11,163   11,205   11,186   10,533
  Stockholders' equity.....................................     1,030      982      951      912
  Equity per common share..................................  $ 155.86   149.31   143.64   137.33
                                                             --------  -------  -------  -------
Performance ratios, annualized
Return on
  Average assets...........................................      1.33%    1.36%    1.31%    1.30%
  Average common stockholders' equity......................     18.25%   18.92%   18.55%   18.24%
Net interest margin on average earning assets..............      4.33%    4.34%    4.39%    4.48%
Nonperforming assets to total assets, at end of quarter....       .64%     .69%     .79%     .81%
                                                             --------  -------  -------  -------
Market price per common share
  High.....................................................  $    468      415      343 1/2  336
  Low......................................................       401      335      303      281
  Closing..................................................       465      415      337      320
                                                             --------  -------  -------  -------
                                                             --------  -------  -------  -------

                                                                       1996 QUARTERS
                                                             ----------------------------------
                                                             FOURTH    THIRD   SECOND    FIRST
                                                             -------  -------  -------  -------
Taxable-equivalent basis
EARNINGS AND DIVIDENDS
Interest income............................................  257,196  251,336  248,673  244,714
Interest expense...........................................  119,343  117,884  114,996  114,185
                                                             -------  -------  -------  -------
Net interest income........................................  137,853  133,452  133,677  130,529
Less: provision for possible credit losses.................   11,475   10,475   11,700    9,675
Other income...............................................   47,641   44,893   41,463   36,251
Less: other expense........................................  107,082  107,658   97,921   96,317
                                                             -------  -------  -------  -------
Income before income taxes.................................   66,937   60,212   65,519   60,788
Applicable income taxes....................................   25,288   23,090   25,790   23,698
Taxable-equivalent adjustment..............................    1,229    1,251    1,070      937
                                                             -------  -------  -------  -------
Net income.................................................   40,420   35,871   38,659   36,153
                                                             -------  -------  -------  -------
Cash dividends on preferred stock..........................    --       --       --         900
Per common share data
  Net income
    Basic..................................................     6.03     5.34     5.66     5.51
    Diluted................................................     5.70     5.05     5.36     4.97
  Net income, excluding securities transactions
    Basic..................................................     6.07     5.34     5.65     5.48
    Diluted................................................     5.73     5.05     5.35     4.95
  Cash dividends...........................................      .70      .70      .70      .70
Average common shares outstanding
  Basic....................................................    6,700    6,722    6,832    6,399
  Diluted..................................................    7,098    7,104    7,212    7,269
                                                             -------  -------  -------  -------
BALANCE SHEET DATA
Average balances
  Total assets.............................................   12,728   12,556   12,486   12,141
  Earning assets...........................................   12,308   12,124   12,044   11,695
  Investment securities....................................    1,659    1,798    1,939    1,830
  Loans and leases, net of unearned discount...............   10,527   10,253    9,997    9,672
  Deposits.................................................   10,609   10,459   10,069    9,496
  Stockholders' equity.....................................      891      857      855      849
                                                             -------  -------  -------  -------
At end of quarter
  Total assets.............................................   12,944   12,821   12,542   12,671
  Earning assets...........................................   12,504   12,282   12,015   12,129
  Investment securities....................................    1,572    1,753    1,817    2,108
  Loans and leases, net of unearned discount...............   10,722   10,437   10,129    9,912
  Deposits.................................................   10,514   10,554   10,193    9,719
  Stockholders' equity.....................................      906      878      861      847
  Equity per common share..................................   135.45   130.58   126.70   123.76
                                                             -------  -------  -------  -------
Performance ratios, annualized
Return on
  Average assets...........................................     1.26%    1.14%    1.25%    1.20%
  Average common stockholders' equity......................    18.05%   16.64%   18.18%   17.50%
Net interest margin on average earning assets..............     4.46%    4.38%    4.46%    4.49%
Nonperforming assets to total assets, at end of quarter....      .82%     .82%     .75%     .71%
                                                             -------  -------  -------  -------
Market price per common share
  High.....................................................      289 5/8  258      247      247 3/4
  Low......................................................      250      239      232      209
  Closing..................................................      288      249      241      246
                                                             -------  -------  -------  -------
                                                             -------  -------  -------  -------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
                                EARNINGS SUMMARY

                              DOLLARS IN MILLIONS

                                                                         Table 3

   INCREASE (DECREASE)*
---------------------------
                                                                                                                         COMPOUND
1996 TO 1997   1995 TO 1996                                                                                            GROWTH RATE
------------   ------------                                                                                              5 YEARS
AMOUNT    %    AMOUNT    %                                                       1997     1996    1995   1994   1993   1992 TO 1997
------   ---   ------   --- -------------------------------------------------  --------  -------  -----  -----  -----  ------------
$68.9     7    $69.1     7  Interest income**                                  $1,070.8  1,001.9  932.8  751.4  744.7         7%
 41.7     9     24.7     6  Interest expense                                      508.1    466.4  441.7  279.2  269.9         9
------   ---   ------   --- -------------------------------------------------  --------  -------  -----  -----  -----     -----
 27.2     5     44.4     9  Net interest income**                                 562.7    535.5  491.1  472.2  474.8         5
  2.7     6      3.0     7  Less: provision for possible credit losses             46.0     43.3   40.4   60.5   80.0       (12)
                            Gain (loss) on sales of bank investment
  (.3)    -     (4.5)    -    securities                                            (.3)       -    4.5     .1     .9         -
 23.1    14     25.2    17  Other income                                          193.3    170.3  145.1  123.6  109.7        15
                            Less:
 11.7     6     20.1    11    Salaries and employee benefits                      220.0    208.3  188.2  161.2  154.3        11
  1.1     1     14.4     8    Other expense                                       201.8    200.7  186.3  175.6  173.5         2
------   ---   ------   --- -------------------------------------------------  --------  -------  -----  -----  -----     -----
 34.5    14     27.6    12  Income before income taxes                            287.9    253.5  225.8  198.6  177.6        11
                            Less:
  1.3    30      (.2)   (3)   Taxable-equivalent adjustment**                       5.8      4.5    4.7    4.1    4.1         -
  8.1     8      7.7     9    Income taxes                                        105.9     97.9   90.1   77.2   71.5        10
------   ---   ------   --- -------------------------------------------------  --------  -------  -----  -----  -----     -----
$25.1    17    $20.1    15  Net income                                         $  176.2    151.1  131.0  117.3  102.0        12%
------   ---   ------   --- -------------------------------------------------  --------  -------  -----  -----  -----     -----
------   ---   ------   --- -------------------------------------------------  --------  -------  -----  -----  -----     -----

------------------------

*   Changes were calculated from unrounded amounts.

** Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment is primarily to interest received on qualified municipal securities and industrial revenue financings and is based on a composite income tax rate of approximately 41% for 1997, 42% for 1996, 1995 and 1993, and 43% for 1994.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                            AVERAGE LOANS AND LEASES

                           (NET OF UNEARNED DISCOUNT)

                                                                         TABLE 4

                                                                                          PERCENT INCREASE FROM
                                                                                        --------------------------
                                                                               1997     1996 TO 1997  1995 TO 1996
                                                                             ---------  ------------  ------------
DOLLARS IN MILLIONS
Commercial, financial, etc.................................................  $   2,257           11%           13%
Real estate--commercial....................................................      4,180           11             8
Real estate--consumer......................................................      2,228            5            17
Consumer
  Automobile...............................................................      1,041            3            41
  Home equity..............................................................        644            6             4
  Credit cards.............................................................        268            4            47
  Other....................................................................        355           14            13
                                                                             ---------  ------------  ------------
    Total consumer.........................................................      2,308            5            25
                                                                             ---------  ------------  ------------
  Total....................................................................  $  10,973            8%           14%
                                                                             ---------  ------------  ------------
                                                                             ---------  ------------  ------------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                          COMMERCIAL REAL ESTATE LOANS
                           (NET OF UNEARNED DISCOUNT)

                               DECEMBER 31, 1997

                                                                         TABLE 5

                                                                              PERCENT OF DOLLARS OUTSTANDING BY
                                                                                          LOAN SIZE
                                                                            -------------------------------------
DOLLARS IN MILLIONS                                           OUTSTANDINGS      $0-1         $1-3         $3-10        $10+
                                                              ------------      ----         ----         -----        ----

Metropolitan New York City
  Apartments/Multifamily....................................   $  1,468.7        14%          20%          19%          10%
  Office....................................................        161.9         1            2            3            2
  Retail....................................................        447.9         3            7            6            2
  Construction..............................................         20.4        --           --           --           --
  Industrial................................................         37.6        --            1            1           --
  Other.....................................................        228.0         1            2            3            3
                                                              ------------       --           --           --           --
    Total Metropolitan New York City........................   $  2,364.5        19%          32%          32%          17%
                                                              ------------       --           --           --           --
Other New York State
  Apartments/Multifamily....................................   $    340.2         6%           6%           6%           1%
  Office....................................................        564.8         8            9           11            2
  Retail....................................................        196.9         4            4            2           --
  Construction..............................................        133.7         1            2            3            1
  Industrial................................................        156.0         5            2            1           --
  Other.....................................................        480.5        10            9            6            1
                                                              ------------       --           --           --           --
    Total other New York State..............................   $  1,872.1        34%          32%          29%           5%
                                                              ------------       --           --           --           --
Other
  Apartments/Multifamily....................................   $     87.0         7%          21%          16%          --%
  Office....................................................          6.5         1            1            2           --
  Retail....................................................         46.3        --            6           17           --
  Construction..............................................          3.4        --           --            1           --
  Industrial................................................         25.7         1            3            8           --
  Other.....................................................         30.5         4            3            9           --
                                                              ------------       --           --           --           --
    Total other.............................................   $    199.4        13%          34%          53%          --%
                                                              ------------       --           --           --           --
    Total commercial real estate loans......................   $  4,436.0        25%          32%          32%          11%
                                                              ------------       --           --           --           --
                                                              ------------       --           --           --           --

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

              AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

                                                                         TABLE 6

                                              AVERAGE                 AVERAGE      AVERAGE                 AVERAGE
                                              BALANCE    INTEREST      RATE        BALANCE    INTEREST      RATE
                                            -----------  ---------  -----------  -----------  ---------  -----------
                                                           1997                                 1996
                                            -----------------------------------  -----------------------------------
                                                             AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS
Assets
Earning assets
Loans and leases, net of unearned
  discount*
  Commercial, financial, etc..........       $   2,257   $ 189,455        8.39%       2,031     166,022        8.17%
  Real estate.........................           6,408     550,989        8.60        5,893     512,269        8.69
  Consumer............................           2,308     213,942        9.27        2,190     204,831        9.35
                                            -----------  ---------         ---   -----------  ---------         ---
    Total loans and leases, net.......          10,973     954,386        8.70       10,114     883,122        8.73
                                            -----------  ---------         ---   -----------  ---------         ---
Money-market assets
  Interest-bearing deposits at
    banks.............................              42       2,475        5.95           38       2,413        6.30
  Federal funds sold and agreements to
    resell securities.................              55       2,989        5.42           55       2,985        5.45
  Trading account.....................              68       1,937        2.83           31       1,100        3.62
                                            -----------  ---------         ---   -----------  ---------         ---
    Total money-market assets.........             165       7,401        4.48          124       6,498        5.26
                                            -----------  ---------         ---   -----------  ---------         ---
Investment securities**
  U.S. Treasury and federal
    agencies..........................           1,122      70,968        6.33        1,200      74,023        6.17
  Obligations of states and political
    subdivisions......................              43       2,832        6.61           41       2,678        6.57
  Other...............................             534      35,214        6.59          565      35,598        6.30
                                            -----------  ---------         ---   -----------  ---------         ---
    Total investment securities.......           1,699     109,014        6.42        1,806     112,299        6.22
                                            -----------  ---------         ---   -----------  ---------         ---
    Total earning assets..............          12,837   1,070,801        8.34       12,044   1,001,919        8.32
                                            -----------  ---------         ---   -----------  ---------         ---
Allowance for possible credit
  losses..............................            (273)                                (269)
Cash and due from banks...............             308                                  334
Other assets..........................             437                                  370
                                            -----------                          -----------
    Total assets......................       $  13,309                               12,479
                                            -----------                          -----------
                                            -----------                          -----------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts........................       $     257       3,455        1.34          659       9,430        1.43
  Savings deposits....................           3,420      90,907        2.66        2,956      84,822        2.87
  Time deposits.......................           5,818     327,611        5.63        5,137     286,088        5.57
  Deposits at foreign office..........             230      12,160        5.29          239      12,399        5.19
                                            -----------  ---------         ---   -----------  ---------         ---
    Total interest-bearing deposits...           9,725     434,133        4.46        8,991     392,739        4.37
                                            -----------  ---------         ---   -----------  ---------         ---
Short-term borrowings.................             853      44,341        5.20        1,133      59,442        5.25
Long-term borrowings..................             373      29,619        7.94          189      14,227        7.51
                                            -----------  ---------         ---   -----------  ---------         ---
    Total interest-bearing
      liabilities.....................          10,951     508,093        4.64       10,313     466,408        4.52
                                            -----------  ---------         ---   -----------  ---------         ---
Noninterest-bearing deposits..........           1,228                                1,169
Other liabilities.....................             177                                  134
                                            -----------                          -----------
    Total liabilities.................          12,356                               11,616
                                            -----------                          -----------
Stockholders' equity..................             953                                  863
                                            -----------                          -----------
    Total liabilities and
      stockholders' equity............       $  13,309                               12,479
                                            -----------                          -----------
                                            -----------                          -----------
Net interest spread...................                                    3.70                                 3.80
Contribution of interest-free funds...                                     .68                                  .65
                                                         ---------         ---                ---------         ---
Net interest income/margin on earning
  assets..............................                   $ 562,708        4.38%                 535,511        4.45%
                                                         ---------         ---                ---------         ---
                                                         ---------         ---                ---------         ---

                                             AVERAGE                             AVERAGE
                                             BALANCE           INTEREST           RATE
                                           -----------       -----------       -----------
                                                                1995
                                           ------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned
  discount*
  Commercial, financial, etc..........          1,804           155,750             8.63%
  Real estate.........................          5,301           471,714             8.90
  Consumer............................          1,752           169,149             9.65
                                           -----------       -----------             ---
    Total loans and leases, net.......          8,857           796,613             8.99
                                           -----------       -----------             ---
Money-market assets
  Interest-bearing deposits at
    banks.............................            110             8,181             7.44
  Federal funds sold and agreements to
    resell securities.................             48             3,007             6.29
  Trading account.....................             28             1,339             4.78
                                           -----------       -----------             ---
    Total money-market assets.........            186            12,527             6.75
                                           -----------       -----------             ---
Investment securities**
  U.S. Treasury and federal
    agencies..........................          1,242            74,248             5.98
  Obligations of states and political
    subdivisions......................             50             3,420             6.90
  Other...............................            743            45,988             6.19
                                           -----------       -----------             ---
    Total investment securities.......          2,035           123,656             6.08
                                           -----------       -----------             ---
    Total earning assets..............         11,078           932,796             8.42
                                           -----------       -----------             ---
Allowance for possible credit
  losses..............................           (254)
Cash and due from banks...............            326
Other assets..........................            335
                                           -----------
    Total assets......................         11,485
                                           -----------
Liabilities and stockholders' equity       -----------
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts........................            761            11,902             1.56
  Savings deposits....................          2,922            87,612             3.00
  Time deposits.......................          4,112           239,882             5.83
  Deposits at foreign office..........            133             6,952             5.23
                                           -----------       -----------             ---
    Total interest-bearing deposits...          7,928           346,348             4.37
                                           -----------       -----------             ---
Short-term borrowings.................          1,423            84,225             5.92
Long-term borrowings..................            146            11,157             7.64
                                           -----------       -----------             ---
    Total interest-bearing
      liabilities.....................          9,497           441,730             4.65
                                           -----------       -----------             ---
Noninterest-bearing deposits..........          1,093
Other liabilities.....................            112
                                           -----------
    Total liabilities.................         10,702
                                           -----------
Stockholders' equity..................            783
                                           -----------
    Total liabilities and
      stockholders' equity............         11,485
                                           -----------
Net interest spread...................     -----------                              3.77
Contribution of interest-free funds...                              .66
                                                             -----------            ----
Net interest income/margin on earning
  assets..............................                          491,066             4.43%
                                                            -----------             ----
                                                            -----------             ----

------------------------

*   Includes nonaccrual loans.

**  Includes available for sale securities at amortized cost.

                                                                     (CONTINUED)

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                                                                         TABLE 6

                                                                            1994                            1993
                                                             -----------------------------------  ---------------------------------
                                                               AVERAGE                 AVERAGE      AVERAGE                 AVERAGE
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS             BALANCE    INTEREST      RATE        BALANCE     INTEREST      RATE
                                                             -----------  ---------  -----------  -----------  -----------  -------

Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc...............................   $   1,487   $ 116,479      7.84%       1,420      112,568      7.93%
  Real estate..............................................       4,562     390,681      8.56        4,387      379,832      8.66
  Consumer.................................................       1,378     128,117      9.30        1,175      118,461     10.08
                                                             -----------  ---------      ----   -----------  -----------    -----
    Total loans and leases, net............................       7,427     635,277      8.55        6,982      610,861      8.75
                                                             -----------  ---------      ----   -----------  -----------    -----
Money-market assets
  Interest-bearing deposits at banks.......................          48       2,212      4.58          189        6,740      3.56
  Federal funds sold and agreements to resell securities...         109       4,751      4.35          610       20,403      3.35
  Trading account..........................................           9         499      5.92           27        1,434      5.32
                                                             -----------  ---------      ----   -----------  -----------    -----
    Total money-market assets..............................         166       7,462      4.50          826       28,577      3.46
                                                             -----------  ---------      ----   -----------  -----------    -----
Investment securities**
  U.S. Treasury and federal agencies.......................       1,167      56,685      4.86        1,300       62,420      4.80
  Obligations of states and political subdivisions.........          53       3,072      5.77           41        2,600      6.40
  Other....................................................         852      48,933      5.74          832       40,251      4.84
                                                             -----------  ---------      ----   -----------  -----------    -----
    Total investment securities............................       2,072     108,690      5.24        2,173      105,271      4.84
                                                             -----------  ---------      ----   -----------  -----------    -----
    Total earning assets...................................       9,665     751,429      7.77        9,981      744,709      7.46
                                                             -----------  ---------      ----   -----------  -----------    -----
Allowance for possible credit losses.......................        (223)                              (174)
Cash and due from banks....................................         307                                304
Other assets...............................................         276                                279
                                                             -----------                        -----------
    Total assets...........................................   $  10,025                             10,390
                                                             -----------                        -----------
                                                             -----------                        -----------
Liabilities and stockholders' equity.......................
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts.............................................   $     746      11,286      1.51          747       13,113      1.75
  Savings deposits.........................................       3,274      84,804      2.59        3,500       90,392      2.58
  Time deposits............................................       2,179      97,067      4.45        2,249       98,508      4.38
  Deposits at foreign office...............................         156       5,894      3.79          120        3,243      2.71
                                                             -----------  ---------      ----   -----------  -----------    -----
    Total interest-bearing deposits........................       6,355     199,051      3.13        6,616      205,256      3.10
                                                             -----------  ---------      ----   -----------  -----------    -----
Short-term borrowings......................................       1,772      73,868      4.17        1,922       58,459      3.04
Long-term borrowings.......................................          77       6,287      8.13           76        6,158      8.14
                                                             -----------  ---------      ----   -----------  -----------    -----
    Total interest-bearing liabilities.....................       8,204     279,206      3.40        8,614      269,873      3.13
                                                             -----------  ---------      ----   -----------  -----------    -----
Noninterest-bearing deposits...............................       1,011                                976
Other liabilities..........................................          87                                130
                                                             -----------                        -----------
    Total liabilities......................................       9,302                              9,720
                                                             -----------                        -----------
Stockholders' equity.......................................         723                                670
                                                             -----------                        -----------
    Total liabilities and stockholders' equity.............   $  10,025                             10,390
                                                             -----------                        -----------
                                                             -----------                        -----------
Net interest spread........................................                              4.37                                4.33
Contribution of interest-free funds........................                               .52                                 .43
                                                                          ---------      ----   -----------  -----------     -----
Net interest income/margin on earning assets...............               $ 472,223      4.89%                  474,836      4.76%
                                                                          ---------      ----   -----------  -----------     -----
                                                                          ---------      ----   -----------  -----------     -----


------------------------

*   Includes nonaccrual loans.

**  Includes available for sale securities at amortized cost.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                             AVERAGE CORE DEPOSITS

                                                                         TABLE 7

                                                                                               PERCENT INCREASE
DOLLARS IN MILLIONS                                                                            (DECREASE) FROM
                                                                                         ----------------------------
                                                                                1997     1996 TO 1997   1995 TO 1996
                                                                              ---------  -------------  -------------
NOW accounts................................................................  $     257          (61%)          (13%)
Savings deposits............................................................      3,420           16              1
Time deposits under $100,000................................................      3,435            8             22
Noninterest-bearing deposits................................................      1,228            5              7
                                                                              ---------       ------         ------
  Total.....................................................................  $   8,340            5%             8%
                                                                              ---------       ------         ------
                                                                              ---------       ------         ------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                              INTEREST RATE SWAPS

                                                                         TABLE 8

                                                                             YEAR ENDED DECEMBER 31
                                                    -------------------------------------------------------------------------
DOLLARS IN THOUSANDS                                         1997                     1996                     1995
                                                    -----------------------  -----------------------  -----------------------
                                                       AMOUNT       RATE*       AMOUNT       RATE*       AMOUNT       RATE*
                                                    ------------  ---------  ------------  ---------  ------------  ---------

Increase (decrease) in:
  Interest income.................................  $       (142)      ---%    $    (34)        ---%  $     (5,831)      (.05)%
  Interest expense................................       (14,231)      (.13)      (15,488)      (.15)       (6,715)      (.07)
                                                    ------------  ---------  ------------  ---------  ------------  ---------
  Net interest income/margin......................  $     14,089        .11% $     15,454        .13% $        884        .01%
                                                    ------------  ---------  ------------  ---------  ------------  ---------
Average notional amount**.........................  $  2,691,638             $  2,410,547             $  2,536,329
Rate received***..................................                     6.68%                    6.66%                    6.17%
Rate paid***......................................                     6.16%                    6.02%                    6.14%
                                                                  ---------                ---------                ---------
                                                                  ---------                ---------                ---------

------------------------

* Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**  Excludes forward-starting interest rate swaps.

*** Weighted-average rate paid or received on interest rate swaps in effect during year.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

      LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES

                                                                         TABLE 9

DOLLARS IN THOUSANDS                                           1997       1996       1995       1994       1993
                                                            ----------  ---------  ---------  ---------  ---------
Allowance for possible credit losses beginning balance....  $  270,466    262,344    243,332    195,878    151,690
                                                            ----------  ---------  ---------  ---------  ---------
Charge-offs during year
  Commercial, financial, agricultural, etc................       4,539      6,120      5,475      5,505     14,118
  Real estate--construction...............................      --         --         --         --            150
  Real estate--mortgage...................................       9,910      7,389     10,750     17,957     22,686
  Consumer................................................      44,880     36,037     14,982      8,981      9,135
                                                            ----------  ---------  ---------  ---------  ---------
    Total charge-offs.....................................      59,329     49,546     31,207     32,443     46,089
                                                            ----------  ---------  ---------  ---------  ---------
Recoveries during year
  Commercial, financial, agricultural, etc................       2,609      3,671      3,967      7,877      5,403
  Real estate--construction...............................      --             50         87         13     --
  Real estate--mortgage...................................       5,869      3,049      2,137      4,515      1,772
  Consumer................................................       9,041      7,573      3,678      3,418      3,144
                                                            ----------  ---------  ---------  ---------  ---------
    Total recoveries......................................      17,519     14,343      9,869     15,823     10,319
                                                            ----------  ---------  ---------  ---------  ---------
Net charge-offs...........................................      41,810     35,203     21,338     16,620     35,770
Provision for possible credit losses......................      46,000     43,325     40,350     60,536     79,958
Allowance for possible credit losses acquired during the
  year....................................................      --         --         --          3,538     --
                                                            ----------  ---------  ---------  ---------  ---------
Allowance for possible credit losses ending balance.......  $  274,656    270,466    262,344    243,332    195,878
                                                            ----------  ---------  ---------  ---------  ---------
Net charge-offs as a percent of:
  Provision for possible credit losses....................       90.89%     81.25%     52.88%     27.45%     44.74%
  Average loans and leases, net of unearned discount......         .38%       .35%       .24%       .22%       .51%
                                                            ----------  ---------  ---------  ---------  ---------
Allowance for possible credit losses as a percent of loans
  and leases, net of unearned discount, at year-end.......        2.39%      2.52%      2.75%      2.96%      2.70%
                                                            ----------  ---------  ---------  ---------  ---------
                                                            ----------  ---------  ---------  ---------  ---------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

   ALLOCATION OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES TO LOAN CATEGORIES

                                                                        TABLE 10

                                                                                 DECEMBER 31
                                                            ------------------------------------------------------
                                                                             DOLLARS IN THOUSANDS
                                                            ------------------------------------------------------
                                                                  1997       1996       1995       1994       1993
                                                            ----------  ---------  ---------  ---------  ---------
Commercial, financial, agricultural, etc..................  $   42,816     39,556     36,793     44,092     42,820
Real estate--mortgage.....................................      70,354     73,879     75,894     72,285     78,823
Consumer..................................................      57,757     34,224     23,385     17,532     13,630
Unallocated...............................................     103,729    122,807    126,272    109,423     60,605
                                                            ----------  ---------  ---------  ---------  ---------
  Total...................................................  $  274,656    270,466    262,344    243,332    195,878
                                                            ----------  ---------  ---------  ---------  ---------
                                                            ----------  ---------  ---------  ---------  ---------

                                                            AS A PERCENTAGE OF GROSS LOANS AND LEASES OUTSTANDING
Commercial, financial, agricultural, etc..................        1.78%      1.79%      1.83%      2.62%      2.84%
Real estate--mortgage.....................................        1.04       1.19       1.34       1.43       1.74
Consumer..................................................        2.47       1.30       1.10       1.05       1.02
                                                            ----------  ---------  ---------  ---------  ---------
                                                            ----------  ---------  ---------  ---------  ---------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                              NONPERFORMING ASSETS

                                                                        TABLE 11

                                                                                    DECEMBER 31
                                                               -----------------------------------------------------
                                                                 1997       1996       1995       1994       1993
                                                               ---------  ---------  ---------  ---------  ---------

                                                                               DOLLARS IN THOUSANDS
Nonaccrual loans.............................................  $  38,588     58,232     75,224     62,787     68,936
Loans past due 90 days or more...............................     30,402     39,652     17,842     11,754     11,122
Renegotiated loans...........................................     11,660     --         --          2,994      2,195
                                                               ---------  ---------  ---------  ---------  ---------
Total nonperforming loans....................................     80,650     97,884     93,066     77,535     82,253
                                                               ---------  ---------  ---------  ---------  ---------
Other real estate owned......................................      8,413      8,523      7,295     10,065     12,222
                                                               ---------  ---------  ---------  ---------  ---------
Total nonperforming assets...................................  $  89,063    106,407    100,361     87,600     94,475
                                                               ---------  ---------  ---------  ---------  ---------
Government guaranteed nonperforming loans*...................  $  17,712     25,847      7,779      7,883      9,089
                                                               ---------  ---------  ---------  ---------  ---------
Nonperforming loans to total loans and leases, net of
  unearned discount..........................................        .70%       .91%       .97%       .94%      1.13%
Nonperforming assets to total net loans and leases and other
  real estate owned..........................................        .77%       .99%      1.05%      1.06%      1.30%
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------

------------------------

*   Included in total nonperforming loans.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

         MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS

                       WITH BALANCES OF $100,000 OR MORE

                                                                        TABLE 12

DOLLARS IN THOUSANDS                                                                          DECEMBER 31, 1997
------------------------------------------------------------------------------------------  ----------------------
Under 3 months............................................................................      $      721,999
3 to 6 months.............................................................................             209,560
6 to 12 months............................................................................             246,530
Over 12 months............................................................................           1,204,250
                                                                                                   -----------
      Total...............................................................................      $    2,382,339
                                                                                                   -----------
                                                                                                   -----------

                                                                        TABLE 13

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                       SENSITIVITY OF NET INTEREST INCOME
                          TO CHANGES IN INTEREST RATES

                                                                                                   CALCULATED
                                                                                              INCREASE (DECREASE)
                                                                                                IN PROJECTED NET
                                                                                                INTEREST INCOME
                                                                                              --------------------
                                                                                                  (DOLLARS IN
                                                                                                   THOUSANDS)
Changes in Interest Rates
+200 basis points...........................................................................       $   (4,914)
+100 basis points...........................................................................              748
-100 basis points...........................................................................            2,434
-200 basis points...........................................................................            3,768
                                                                                                      -------
                                                                                                      -------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                        MATURITY DISTRIBUTION OF LOANS*

                                                                                                          TABLE 14
                                                                                               1999 -      AFTER
DECEMBER 31, 1997                                                      DEMAND       1998        2002       2002
------------------------------------------------------------------  ------------  ---------  ----------  ---------

                                                                                 DOLLARS IN THOUSANDS
Commercial, financial, agricultural, etc..........................  $  1,501,936    220,314     434,745    151,421
Real estate--construction.........................................        54,370    136,898      60,033      2,975
                                                                    ------------  ---------  ----------  ---------
  Total...........................................................  $  1,556,306    357,212     494,778    154,396
                                                                    ------------  ---------  ----------  ---------
                                                                    ------------  ---------  ----------  ---------
Floating or adjustable interest rates.............................                           $  381,391     91,867
Fixed or predetermined interest rates.............................                              113,387     62,529
                                                                                             ----------  ---------
  Total...........................................................                           $  494,778    154,396
                                                                                             ----------  ---------
                                                                                             ----------  ---------

------------------------

*The data do not include nonaccrual loans.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                          CONTRACTUAL REPRICING DATA

                                                                        TABLE 15

                                                                  THREE         FOUR TO        ONE TO
                                                                 MONTHS         TWELVE          FIVE       AFTER FIVE
                                                                 OR LESS        MONTHS         YEARS         YEARS          TOTAL
                                                               -----------    -----------    ----------    ----------    -----------
                                                                              DOLLARS IN THOUSANDS BY REPRICING DATE
December 31, 1997
Loans and leases, net........................................  $ 4,551,428      1,324,274     3,536,094     2,084,772     11,496,568
Money-market assets..........................................       98,457         12,589        --            --            111,046
Investment securities........................................      346,904        413,317       492,079       472,918      1,725,218
                                                               -----------    -----------    ----------    ----------    -----------
  Total earning assets.......................................    4,996,789      1,750,180     4,028,173     2,557,690     13,332,832
                                                               -----------    -----------    ----------    ----------    -----------
NOW accounts.................................................      346,795        --             --            --            346,795
Savings deposits.............................................    3,344,697        --             --            --          3,344,697
Time deposits................................................    1,350,062      2,064,157     2,194,503       153,775      5,762,497
Deposits at foreign office...................................      250,928        --             --            --            250,928
                                                               -----------    -----------    ----------    ----------    -----------
  Total interest-bearing deposits............................    5,292,482      2,064,157     2,194,503       153,775      9,704,917
                                                               -----------    -----------    ----------    ----------    -----------
Short-term borrowings........................................    1,097,324        --             --            --          1,097,324
Long-term borrowings.........................................          434             63        76,040       351,282        427,819
                                                               -----------    -----------    ----------    ----------    -----------
  Total interest-bearing liabilities.........................    6,390,240      2,064,220     2,270,543       505,057     11,230,060
                                                               -----------    -----------    ----------    ----------    -----------
Interest rate swaps..........................................   (2,431,777)       380,905     1,934,241       116,631        --
                                                               -----------    -----------    ----------    ----------    -----------
Periodic gap.................................................  $(3,825,228)        66,865     3,691,871     2,169,264
Cumulative gap...............................................   (3,825,228)    (3,758,363)      (66,492)    2,102,772
Cumulative gap as a % of total earning assets................        (28.7)%        (28.2)%        (0.5)%        15.8%
                                                               -----------    -----------    ----------    ----------
                                                               -----------    -----------    ----------    ----------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

         MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

                                                                        TABLE 16

                                                             ONE YEAR      ONE TO       FIVE TO       OVER
                                                              OR LESS    FIVE YEARS    TEN YEARS    TEN YEARS     TOTAL
                                                            -----------  -----------  -----------  -----------  ---------
                                                                                DOLLARS IN THOUSANDS
December 31, 1997
Investment securities available for sale*
  U.S. Treasury and federal agencies
    Carrying value........................................   $ 111,214    $ 297,843    $  --        $  --       $ 409,057
    Yield.................................................        7.12%        5.91%      --           --            6.24%
Mortgage-backed securities**
  Government issued or guaranteed
    Carrying value........................................      17,638       93,514      133,203      395,950     640,305
    Yield.................................................        6.21%        6.49%        6.69%        6.21%       6.35%
  Privately issued
    Carrying value........................................      33,784       97,427       42,159       61,350     234,720
    Yield.................................................        6.15%        6.32%        6.22%        6.54%       6.34%
  Other debt securities
    Carrying value........................................          18        8,487       --          147,711     156,216
    Yield.................................................        9.50%        6.87%      --             6.02%       6.07%
  Equity securities
    Carrying value........................................      --           --           --           --         142,975
    Yield.................................................      --           --           --           --            8.13%
                                                            -----------  -----------  -----------  -----------  ---------
  Total investment securities available for sale
    Carrying value........................................   $ 162,654    $ 497,271    $ 175,362    $ 605,011   $1,583,273
    Yield.................................................        6.82%        6.12%        6.58%        6.20%       6.43%
                                                            -----------  -----------  -----------  -----------  ---------
                                                            -----------  -----------  -----------  -----------  ---------
Investment securities held to maturity
  U.S. Treasury and federal agencies
    Carrying value........................................   $  31,885    $  --        $  --        $  --       $  31,885
    Yield.................................................        6.38%      --           --           --            6.38%
  Obligations of states and political subdivisions
    Carrying value........................................      35,291        2,122          565           40      38,018
    Yield.................................................        6.32%        9.80%       10.60%       10.76%       6.58%
  Other debt securities
    Carrying value........................................         209       --           13,553       --          13,762
    Yield.................................................        7.37%      --             9.49%      --            9.46%
                                                            -----------  -----------  -----------  -----------  ---------
  Total investment securities held to maturity
    Carrying value........................................   $  67,385    $   2,122    $  14,118    $      40   $  83,665
    Yield.................................................        6.35%        9.80%        9.53%       10.76%       6.98%
                                                            -----------  -----------  -----------  -----------  ---------
                                                            -----------  -----------  -----------  -----------  ---------
Other investment securities...............................   $  --        $  --        $  --        $  --       $  58,280
                                                            -----------  -----------  -----------  -----------  ---------
  Total investment securities
    Carrying value........................................   $ 230,039    $ 499,393    $ 189,480    $ 605,051   $1,725,218
    Yield.................................................        6.68%        6.13%        6.80%        6.20%       6.24%
                                                            -----------  -----------  -----------  -----------  ---------
                                                            -----------  -----------  -----------  -----------  ---------

------------------------

* Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

** Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Incorporated by
           reference to the discussion contained under the captions "Liquidity, Market Risk, and Interest Rate Sensitivity" and "Capital," and Table 13.

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

           INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                    Report of Independent Accountants

                    Consolidated Balance Sheet -
                    December 31, 1997 and 1996

                    Consolidated Statement of Income -
                    Years ended December 31, 1997, 1996 and 1995

                    Consolidated Statement of Cash Flows -
                    Years ended December 31, 1997, 1996 and 1995

                    Consolidated Statement of Changes in
                    Stockholders' Equity--Years ended December 31, 1997, 1996 and 1995

                    Notes to Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of First Empire State Corporation:

    We have audited the accompanying consolidated balance sheet of First Empire State Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of First Empire State Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ PRICE WATERHOUSE LLP

Buffalo, New York
January 9, 1998

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                            DECEMBER 31
                                                                                    ---------------------------
                                                                                        1997           1996
                                                                                    -------------  ------------

                                                                                       DOLLARS IN THOUSANDS,
                                                                                         EXCEPT PER SHARE
                                      ASSETS
Cash and due from banks...........................................................  $     333,805       324,659
Money-market assets
  Interest-bearing deposits at banks..............................................            668        47,325
  Federal funds sold and agreements to resell securities..........................         53,087       125,326
  Trading account.................................................................         57,291        37,317
                                                                                    -------------  ------------
    Total money-market assets.....................................................        111,046       209,968
                                                                                    -------------  ------------
Investment securities
  Available for sale (cost: $1,563,055 in 1997; $1,400,976 in 1996)...............      1,583,273     1,396,672
  Held to maturity (market value: $84,176 in 1997; $119,316 in 1996)..............         83,665       118,616
  Other (market value:$58,280 in 1997; $56,410 in 1996)...........................         58,280        56,410
                                                                                    -------------  ------------
    Total investment securities...................................................      1,725,218     1,571,698
                                                                                    -------------  ------------
Loans and leases..................................................................     11,765,533    11,120,221
  Unearned discount...............................................................       (268,965)     (398,098)
  Allowance for possible credit losses............................................       (274,656)     (270,466)
                                                                                    -------------  ------------
    Loans and leases, net.........................................................     11,221,912    10,451,657
                                                                                    -------------  ------------
Premises and equipment............................................................        121,984       128,521
Accrued interest and other assets.................................................        488,970       257,412
                                                                                    -------------  ------------
    Total assets..................................................................  $  14,002,935    12,943,915
                                                                                    -------------  ------------
                                                                                    -------------  ------------
                                   LIABILITIES
Noninterest-bearing deposits......................................................  $   1,458,241     1,352,929
NOW accounts......................................................................        346,795       334,787
Savings deposits..................................................................      3,344,697     3,280,788
Time deposits.....................................................................      5,762,497     5,352,749
Deposits at foreign office........................................................        250,928       193,236
                                                                                    -------------  ------------
    Total deposits................................................................     11,163,158    10,514,489
                                                                                    -------------  ------------
Federal funds purchased and agreements to repurchase securities...................        930,775     1,015,408
Other short-term borrowings.......................................................        166,549       134,779
Accrued interest and other liabilities............................................        284,368       195,578
Long-term borrowings..............................................................        427,819       178,002
                                                                                    -------------  ------------
    Total liabilities.............................................................     12,972,669    12,038,256
                                                                                    -------------  ------------
                               STOCKHOLDERS' EQUITY
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding............       --             --
Common stock, $5 par, 15,000,000 shares authorized, 8,097,472 shares issued.......         40,487        40,487
Additional paid-in capital........................................................        103,233        96,597
Retained earnings.................................................................      1,092,106       937,072
Unrealized investment gains (losses), net.........................................         12,016        (2,485)
Treasury stock--common, at cost--1,487,123 shares in 1997;1,411,286 shares in
  1996............................................................................       (217,576)     (166,012)
                                                                                    -------------  ------------
    Total stockholders' equity....................................................      1,030,266       905,659
                                                                                    -------------  ------------
    Total liabilities and stockholders' equity....................................  $  14,002,935    12,943,915
                                                                                    -------------  ------------
                                                                                    -------------  ------------

                See accompanying notes to financial statements.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                    YEAR ENDED DECEMBER 31
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
                                                                               DOLLARS IN THOUSANDS, EXCEPT PER
                                                                                             SHARE
Interest income
Loans and leases, including fees...........................................   $ 952,436      881,002      794,181
Money-market assets
  Deposits at banks........................................................       2,475        2,413        8,181
  Federal funds sold and agreements to resell securities...................       2,989        2,985        3,007
  Trading account..........................................................       1,781          980        1,234
Investment securities
  Fully taxable............................................................      99,640      107,415      118,791
  Exempt from federal taxes................................................       5,640        2,637        2,760
                                                                             -----------  -----------  -----------
    Total interest income..................................................   1,064,961      997,432      928,154
                                                                             -----------  -----------  -----------
Interest expense
NOW accounts...............................................................       3,455        9,430       11,902
Savings deposits...........................................................      90,907       84,822       87,612
Time deposits..............................................................     327,611      286,088      239,882
Deposits at foreign office.................................................      12,160       12,399        6,952
Short-term borrowings......................................................      44,341       59,442       84,225
Long-term borrowings.......................................................      29,619       14,227       11,157
                                                                             -----------  -----------  -----------
    Total interest expense.................................................     508,093      466,408      441,730
                                                                             -----------  -----------  -----------

Net interest income........................................................     556,868      531,024      486,424
Provision for possible credit losses.......................................      46,000       43,325       40,350
                                                                             -----------  -----------  -----------
Net interest income after provision for possible credit losses.............     510,868      487,699      446,074
                                                                             -----------  -----------  -----------
Other income
Mortgage banking revenues..................................................      51,547       44,484       37,142
Service charges on deposit accounts........................................      43,377       40,659       38,290
Trust income...............................................................      30,688       27,672       25,477
Merchant discount and other credit card fees...............................      19,395       18,266       10,675
Trading account and foreign exchange gains.................................       3,690        2,421        2,783
Gain (loss) on sales of bank investment securities.........................        (280)         (37)       4,479
Other revenues from operations.............................................      44,650       36,783       30,692
                                                                             -----------  -----------  -----------
    Total other income.....................................................     193,067      170,248      149,538
                                                                             -----------  -----------  -----------
Other expense
Salaries and employee benefits.............................................     220,017      208,342      188,222
Equipment and net occupancy................................................      53,299       51,346       50,526
Printing, postage and supplies.............................................      13,747       15,167       14,442
Deposit insurance..........................................................       1,935        9,337       14,675
Other costs of operations..................................................     132,778      124,786      106,574
                                                                             -----------  -----------  -----------
    Total other expense....................................................     421,776      408,978      374,439
                                                                             -----------  -----------  -----------
Income before income taxes.................................................     282,159      248,969      221,173
Income taxes...............................................................     105,918       97,866       90,137
                                                                             -----------  -----------  -----------
Net income.................................................................   $ 176,241      151,103      131,036
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net income per common share
  Basic....................................................................   $   26.60        22.54        19.61
  Diluted..................................................................       25.26        21.08        17.98
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                See accompanying notes to financial statements.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31
                                                                              ----------------------------------
                                                                                 1997        1996        1995
                                                                              ----------  ----------  ----------

                                                                                     DOLLARS IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................................  $  176,241  $  151,103  $  131,036
Adjustments to reconcile net income to net cash provided by operating activities
  Provision for possible credit losses......................................      46,000      43,325      40,350
  Depreciation and amortization of premises and equipment...................      20,745      19,457      18,530
  Amortization of capitalized servicing rights..............................      14,366      10,509       7,251
  Amortization of goodwill..................................................       7,291       6,292       6,294
  Provision for deferred income taxes.......................................      (7,331)     (3,901)     (7,360)
  Asset write-downs.........................................................       1,501       1,043       3,852
  Net gain on sales of assets...............................................      (1,002)     (1,539)    (12,121)
  Net change in accrued interest receivable, payable........................      11,806       1,248       4,381
  Net change in other accrued income and expense............................      80,439      23,808      54,911
  Net change in loans held for sale.........................................       4,234      (8,662)   (136,303)
  Net change in trading account assets and liabilities......................       5,094      (8,508)     (2,288)
                                                                              ----------  ----------  ----------
    Net cash provided by operating activities...............................     359,384     234,175     108,533
                                                                              ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities
  Available for sale........................................................     217,221     275,627     448,532
  Held to maturity..........................................................      --          --             990
Proceeds from maturities of investment securities
  Available for sale........................................................     255,498     390,563     244,862
  Held to maturity..........................................................      89,161     125,480     115,986
  Other.....................................................................      --             721      --
Purchases of investment securities
  Available for sale........................................................    (628,168)   (532,106)   (418,507)
  Held to maturity..........................................................     (54,218)    (58,274)   (295,582)
  Other.....................................................................      (3,936)     (2,776)     (3,408)
Net (increase) decrease in interest-bearing deposits at banks...............      46,657      78,175    (125,357)
Additions to capitalized servicing rights...................................     (29,818)    (14,846)    (13,141)
Net increase in loans and leases............................................    (820,335) (1,189,033) (1,189,108)
Capital expenditures, net...................................................     (13,270)    (20,333)    (17,520)
Acquisitions, net of cash acquired:
  Deposits and banking offices..............................................     123,043      --          77,245
  Mortgage banking operations...............................................      --          --         (24,947)
Purchases of bank owned life insurance......................................    (200,000)     --          --
Other, net..................................................................        (356)     19,278      17,219
                                                                              ----------  ----------  ----------
    Net cash used by investing activities...................................  (1,018,521)   (927,524) (1,182,736)
                                                                              ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits....................................................     508,930   1,042,108   1,139,555
Net decrease in short-term borrowings.......................................     (77,931)   (145,281)   (124,644)
Proceeds from issuance of subordinated debt.................................      --          --         100,000
Proceeds from issuance of trust preferred securities........................     250,000      --          --
Payments on long-term borrowings............................................        (189)    (14,900)     (3,529)
Purchases of treasury stock.................................................     (67,771)    (80,810)    (37,374)
Dividends paid--common......................................................     (21,207)    (18,617)    (16,224)
Dividends paid--preferred...................................................      --            (900)     (3,600)
Other, net..................................................................       4,212      (2,385)      3,277
                                                                              ----------  ----------  ----------
    Net cash provided by financing activities...............................     596,044     779,215   1,057,461
                                                                              ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents........................  $  (63,093) $   85,866  $  (16,742)
Cash and cash equivalents at beginning of year..............................     449,985     364,119     380,861
Cash and cash equivalents at end of year....................................  $  386,892  $  449,985  $  364,119
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest received during the year...........................................  $1,051,556  $  985,287  $  909,005
Interest paid during the year...............................................     487,576     459,963     408,221
Income taxes paid during the year...........................................      43,562      83,929      68,237
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Real estate acquired in settlement of loans.................................  $    9,142  $    8,214  $    7,372
Conversion of preferred stock to common stock...............................      --          40,000      --
                                                                              ----------  ----------  ----------

                See accompanying notes to financial statements.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                        UNREALIZED
                                                                                        INVESTMENT
                                                                ADDITIONAL                 GAINS
                                       PREFERRED     COMMON       PAID-IN    RETAINED    (LOSSES),   TREASURY
                                         STOCK        STOCK       CAPITAL    EARNINGS       NET        STOCK        TOTAL
                                      -----------  -----------  -----------  ---------  -----------  ---------   -----------
                                                       DOLLARS IN THOUSANDS, EXCEPT PER SHARE
     1995
Balance--January 1, 1995............   $  40,000       40,487       98,014     694,274     (50,555)   (101,224)  $   720,996
Net income..........................      --           --           --         131,036      --          --           131,036
Preferred stock cash dividends......      --           --           --          (3,600)     --          --            (3,600)
Common stock cash dividends --
  $2.50 per share...................      --           --           --         (16,224)     --          --           (16,224)
Exercise of stock options...........      --           --              643      --          --           3,376         4,019
Purchases of treasury stock.........      --           --           --          --          --         (37,374)      (37,374)
Unrealized losses on investment
  securities available for sale,
  net...............................      --           --           --          --          47,400      --            47,400
                                      -----------  -----------  -----------  ---------  -----------  ---------   -----------
Balance--December 31, 1995..........   $  40,000       40,487       98,657     805,486      (3,155)   (135,222)  $   846,253
                                      -----------  -----------  -----------  ---------  -----------  ---------   -----------
      1996
Net income..........................      --           --           --         151,103      --          --           151,103
Preferred stock cash dividends......      --           --           --            (900)     --          --              (900)
Common stock cash dividends --
  $2.80 per share...................      --           --           --         (18,617)     --          --           (18,617)
Exercise of stock options...........      --           --            4,474      --          --           3,486         7,960
Purchases of treasury stock.........      --           --           --          --          --         (80,810)      (80,810)
Conversion of preferred stock into
  506,930 shares of common stock....     (40,000)      --           (6,534)     --          --          46,534       --
Unrealized gains on investment
  securities available for sale,
  net...............................      --           --           --          --             670      --                670
                                      -----------  -----------  -----------  ---------  -----------  ---------    -----------
Balance--December 31, 1996..........   $  --           40,487       96,597     937,072      (2,485)   (166,012)   $   905,659
                                      -----------  -----------  -----------  ---------  -----------  ---------    -----------
      1997
Net income..........................      --           --           --         176,241      --          --            176,241
Common stock cash dividends --
  $3.20 per share...................      --           --           --         (21,207)     --          --            (21,207)
Exercise of stock options...........      --           --            6,636      --          --          16,207         22,843
Purchases of treasury stock.........      --           --           --          --          --         (67,771)       (67,771)
Unrealized gains on investment
  securities available for sale,
  net...............................      --           --           --          --          14,501      --               14,501
                                      -----------  -----------  -----------  ---------  -----------  ---------      -----------
Balance--December 31, 1997..........   $  --           40,487      103,233   1,092,106      12,016    (217,576)     $ 1,030,266
                                      -----------  -----------  -----------  ---------  -----------  ---------      -----------


                See accompanying notes to financial statements.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

    First Empire State Corporation ("First Empire") is a bank holding company headquartered in Buffalo, New York. Through subsidiaries, First Empire provides individuals, corporations and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking, asset management and other financial services. Banking activities are largely focused on consumers residing in New York State and in New York-based small and medium-size businesses. However, certain subsidiaries conduct activities in markets outside of New York State. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting and reporting policies of First Empire State Corporation and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The more significant accounting policies are as follows:

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

    Amortization of premiums and accretion of discounts for investment securities available for sale and held to maturity are included in interest income. The cost basis of individual securities is written down to estimated fair value through a charge to earnings when declines in value below

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT SECURITIES (CONTINUED)

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

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SERVICING RIGHTS

    Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," not deferred by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 125 supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights." As a result, the Company recognizes as separate assets or liabilities rights to service financial instruments for others. Retroactive application of the provisions of SFAS No. 125 to prior years is not permitted.

    Servicing rights retained in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and the servicing rights based on their relative fair values. Servicing assets purchased or servicing liabilities assumed are initially measured at fair value. Capitalized servicing assets are included in other assets and amortized in proportion to and over the period of estimated net servicing income.

    To estimate the fair value of servicing rights, the Company considers market prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on predominant risk characteristics of underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds estimated fair value. Impairment is recognized through a valuation allowance.

GOODWILL

    The excess of the cost of acquired entities or operations over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill and included in other assets. Goodwill is amortized on a straight-line basis over periods which may vary depending on the circumstances of each acquisition. For acquisitions completed through December 31, 1997, such amortization periods have generally not exceeded five years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. Impairment is measured using estimates of future cash flows or earnings potential of the operations acquired. The aggregate amount of goodwill totaled $17,288,000 and $18,923,000 at December 31, 1997 and 1996, respectively.

STOCK-BASED COMPENSATION

    Compensation expense is not recognized for stock option awards to employees under the Company's stock option plan since the exercise price of options is equal to the market price of the underlying stock at the date of grant. Compensation expense for stock appreciation rights issued separately from

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

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


FINANCIAL FUTURES

    Outstanding financial futures contracts represent future commitments and are not included in the Consolidated Balance Sheet. Futures contracts used in trading activities are marked to market and the resulting gains or losses are recognized in trading account and foreign exchange gains. On occasion the Company uses interest rate futures contracts as part of its management of interest rate risk. Gains and losses on futures contracts designated as hedges are amortized as an adjustment to interest income or expense over the life of the item hedged.

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

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER COMMON SHARE

    The Company adopted SFAS No. 128, "Earnings Per Share," in the fourth quarter of 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires that all prior period earnings per share data be restated to conform with the provisions of the statement. SFAS No. 128 eliminates primary earnings per share and fully diluted earnings per share and requires the presentation of basic and diluted earnings per share.

    Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Proceeds assumed to have been received on such exercise or conversion are assumed to be used to purchase shares of First Empire common stock at the average market price during the period, as required by the "treasury stock method" of accounting.

TREASURY STOCK

    Repurchases of shares of First Empire common stock are recorded at cost as a reduction of stockholders' equity. Reissuances of shares of treasury stock are recorded at average cost.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

2. INVESTMENT SECURITIES

    The amortized cost and estimated fair value of investment securities were as follows:

                                                                                  GROSS        GROSS     ESTIMATED
                                                                  AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                                     COST         GAINS       LOSSES       VALUE
                                                                 ------------  -----------  -----------  ----------
                                                                                   (IN THOUSANDS)
DECEMBER 31, 1997
Investment securities available for sale:
  U.S. Treasury and federal agencies...........................  $    408,462         595       --          409,057
  Mortgage-backed securities
    Government issued or guaranteed............................       641,266       8,805        9,766      640,305
        Privately issued.......................................       234,144         922          346      234,720
  Other debt securities........................................       157,568         326        1,678      156,216
  Equity securities............................................       121,615      21,460          100      142,975
                                                                 ------------  -----------  -----------  ----------
                                                                    1,563,055      32,108       11,890    1,583,273
                                                                 ------------  -----------  -----------  ----------

Investment securities held to maturity:
  U.S. Treasury and federal agencies...........................        31,885         139       --           32,024
  Obligations of states and political subdivisions.............        38,018         289           16       38,291
  Other debt securities........................................        13,762          99       --           13,861
                                                                 ------------  -----------  -----------  ----------
                                                                       83,665         527           16       84,176
                                                                 ------------  -----------  -----------  ----------
Other securities...............................................        58,280      --           --           58,280
                                                                 ------------  -----------  -----------  ----------
Total..........................................................  $  1,705,000      32,635       11,906    1,725,729
                                                                 ------------  -----------  -----------  ----------
                                                                 ------------  -----------  -----------  ----------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. INVESTMENT SECURITIES (CONTINUED)


DECEMBER 31, 1996
Investment securities available for sale:
  U.S. Treasury and federal agencies...........................  $    458,570       1,751          867      459,454
  Mortgage-backed securities
    Government issued or guaranteed............................       494,515       3,801       11,408      486,908
    Privately issued...........................................       400,216         758        2,961      398,013
  Other debt securities........................................         1,311          21       --            1,332
  Equity securities............................................        46,364       4,625           24       50,965
                                                                 ------------  -----------  -----------  ----------
                                                                    1,400,976      10,956       15,260    1,396,672
                                                                 ------------  -----------  -----------  ----------

Investment securities held to maturity:
  U.S. Treasury and federal agencies...........................        76,676         429       --           77,105
  Obligations of states and political subdivisions.............        41,445         302           31       41,716
  Other debt securities........................................           495      --           --              495
                                                                 ------------  -----------  -----------  ----------
                                                                      118,616         731           31      119,316
                                                                 ------------  -----------  -----------  ----------
Other securities...............................................        56,410      --           --           56,410
                                                                 ------------  -----------  -----------  ----------
Total..........................................................  $  1,576,002      11,687       15,291    1,572,398
                                                                 ------------  -----------  -----------  ----------
                                                                 ------------  -----------  -----------  ----------

    No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of stockholders' equity at December 31, 1997.

    As of December 31, 1997, the latest available investment ratings of all privately issued mortgage-backed securities were AA or better.

    Investment securities issued by U.S. Treasury and federal agencies and classified as held to maturity at December 31, 1997 and 1996 consisted of structured notes issued by the Federal Home Loan Banks.

    The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                            1997       1996
                                                                         ----------  ---------

                                                                            (IN THOUSANDS)
Amortized cost.........................................................  $  284,943    406,498
Estimated fair value...................................................     278,588    396,808
                                                                         ----------  ---------
                                                                         ----------  ---------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

2. INVESTMENT SECURITIES (CONTINUED)


    Gross realized gains on the sale of investment securities available for sale were $1,179,000 in 1997, $820,000 in 1996 and $5,113,000 in 1995. Gross realized losses on the sale of investment securities available for sale were $1,459,000 in 1997, $857,000 in 1996 and $624,000 in 1995.

    During 1995, the Company sold a municipal bond with an amortized cost of $1,000,000 that had been classified as held to maturity. Such bond was sold for an insignificant loss immediately following the downgrading of the municipality's credit rating by several rating agencies.

    At December 31, 1997, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

                                                                                                       ESTIMATED
                                                                                          AMORTIZED       FAIR
                                                                                             COST        VALUE
                                                                                         ------------  ----------
                                                                                              (IN THOUSANDS)
Debt securities available for sale:
  Due in one year or less..............................................................  $    111,008     111,232
  Due after one year through five years................................................       305,757     306,330
  Due after five years through ten years...............................................       --           --
  Due after ten years..................................................................       149,265     147,711
                                                                                         ------------  ----------
                                                                                              566,030     565,273
Mortgage-backed securities available for sale..........................................       875,410     875,025
                                                                                         ------------  ----------
                                                                                         $  1,441,440   1,440,298
                                                                                         ------------  ----------
                                                                                         ------------  ----------
Debt securities held to maturity:
  Due in one year or less..............................................................  $     67,385      67,565
  Due after one year through five years................................................         2,122       2,263
  Due after five years through ten years...............................................        14,118      14,300
  Due after ten years..................................................................            40          48
                                                                                         ------------  ----------
                                                                                         $     83,665      84,176
                                                                                         ------------  ----------
                                                                                         ------------  ----------

    At December 31, 1997, investment securities with a carrying value of $891,675,000, including $856,408,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from the Federal Home Loan Bank of New York, repurchase agreements, governmental deposits and interest rate swap agreements.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

3. LOANS AND LEASES

    Total gross loans and leases outstanding were comprised of the following:

                                                                           DECEMBER 31
                                                                   ---------------------------
                                                                       1997           1996
                                                                   -------------  ------------

                                                                         (IN THOUSANDS)
Loans
Commercial, financial, agricultural, etc.........................  $   2,318,468     2,122,903
Real estate:
  Residential....................................................      2,457,508     2,267,174
  Commercial.....................................................      4,307,900     3,932,757
  Construction...................................................        254,434        90,563
Consumer.........................................................      2,203,890     2,465,856
                                                                   -------------  ------------
  Total loans....................................................     11,542,200    10,879,253
                                                                   -------------  ------------
Leases
  Commercial.....................................................         88,172        83,379
  Consumer.......................................................        135,161       157,589
                                                                   -------------  ------------
  Total leases...................................................        223,333       240,968
                                                                   -------------  ------------
Total loans and leases...........................................  $  11,765,533    11,120,221
                                                                   -------------  ------------
                                                                   -------------  ------------

    One-to-four family residential mortgage loans held for sale were $189.4 million at December 31, 1997 and $193.6 million at December 31, 1996. One-to-four family residential mortgage loans serviced for others totaled approximately $7.5 billion and $5.8 billion at December 31, 1997 and 1996, respectively. As of December 31, 1997, approximately $13.0 million of one-to-four family residential mortgage loans serviced for others have been sold with recourse. The total credit loss exposure resulting from loans sold with recourse was considered negligible.

    Included in the preceding table are nonperforming loans (loans on which interest was not being accrued, or which were ninety days or more past due or had been renegotiated at below-market interest rates) of $80,650,000 at December 31, 1997 and $97,884,000 at December 31, 1996. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on these loans would have amounted to $7,264,000 in 1997 and $6,854,000 in 1996. The actual amount included in interest income during 1997 and 1996 on these loans was $2,445,000 and $1,506,000, respectively.

    The recorded investment in loans considered impaired was $32,772,000 and $40,218,000 at December 31, 1997 and 1996, respectively. The recorded investment in loans for which there was a related valuation allowance for possible impairment included in the allowance for possible credit losses and the amount of such impairment allowance were $23,963,000 and $3,095,000, respectively, at December 31, 1997 and $35,608,000 and $4,652,000,
respectively, at December 31, 1996. The recorded investment in loans considered impaired for which there was no related valuation allowance for possible impairment was $8,809,000 and $4,610,000 at December 31, 1997 and 1996, respectively. The average recorded investment in impaired loans during 1997, 1996 and 1995 was $37,732,000, $48,146,000 and $52,357,000,
respectively. Interest income recognized on impaired loans totaled $2,051,000, $1,571,000 and $1,151,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

3. LOANS AND LEASES (CONTINUED)

    Borrowings by directors and certain officers of First Empire and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $29,870,000 and $51,603,000 at December 31, 1997 and 1996, respectively. During 1997, new borrowings by such persons amounted to $3,754,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions equaled $25,487,000.

    At December 31, 1997, approximately $25 million of one-to-four family residential mortgage loans were pledged to secure borrowings.

4. ALLOWANCE FOR POSSIBLE CREDIT LOSSES

    Changes in the allowance for possible credit losses were as follows:

                                                                 1997       1996       1995
                                                              ----------  ---------  ---------
                                                                       (IN THOUSANDS)
Beginning balance...........................................  $  270,466    262,344    243,332
Provision for possible credit losses........................      46,000     43,325     40,350
Net charge-offs
  Charge-offs...............................................     (59,329)   (49,546)   (31,207)
  Recoveries................................................      17,519     14,343      9,869
                                                              ----------  ---------  ---------
  Net charge-offs...........................................     (41,810)   (35,203)   (21,338)
                                                              ----------  ---------  ---------
Ending balance..............................................  $  274,656    270,466    262,344
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

5. PREMISES AND EQUIPMENT

    The detail of premises and equipment was as follows:

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                            1997       1996
                                                                         ----------  ---------

                                                                            (IN THOUSANDS)
Land...................................................................  $   12,050     12,741
Buildings-owned........................................................      91,486     91,406
Buildings-capital leases...............................................       1,773      1,773
Leasehold improvements.................................................      31,103     29,349
Furniture and equipment-owned..........................................     127,687    128,317
Furniture and equipment-capital leases.................................         429        429
                                                                         ----------  ---------
                                                                            264,528    264,015
Less: accumulated depreciation and amortization
  Owned assets.........................................................     140,644    133,695
  Capital leases.......................................................       1,900      1,799
                                                                         ----------  ---------
                                                                            142,544    135,494
                                                                         ----------  ---------
                                                                         ----------  ---------
Premises and equipment, net............................................  $  121,984    128,521
                                                                         ----------  ---------
                                                                         ----------  ---------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

    Net lease expense for all operating leases totaled $16,983,000 in 1997, $12,223,000 in 1996 and $13,091,000 in 1995. The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 20 years. Minimum lease payments under noncancellable operating leases are summarized as follows:

                                                                                      (IN
                                                                                  THOUSANDS)
                                                                                 -------------
Year ending December 31:
  1998.........................................................................    $  10,786
  1999.........................................................................       10,814
  2000.........................................................................        9,650
  2001.........................................................................        7,792
  2002.........................................................................        6,153
  Later years..................................................................       44,440
                                                                                 -------------
Total minimum lease payments required..........................................    $  89,635
                                                                                 -------------
                                                                                 -------------

    Payments required under capital leases are not material.

6. CAPITALIZED SERVICING ASSETS

    Changes in capitalized servicing assets were as follows:

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                   1997       1996       1995
                                                                ----------  ---------  ---------

                                                                         (IN THOUSANDS)
Beginning balance.............................................  $   38,890     35,588     10,048
Originations..................................................       7,819     11,060     12,515
Purchases.....................................................      26,262      3,786     22,980
Amortization..................................................     (14,366)   (10,509)    (7,251)
Sales.........................................................      --         (1,035)    (2,704)
Write-downs...................................................        (802)    --         --
Reclassification of excess servicing receivables..............       4,074     --         --
                                                                ----------  ---------  ---------
                                                                    61,877     38,890     35,588
Valuation allowance...........................................        (798)    (1,100)    (1,100)
                                                                ----------  ---------  ---------
Ending balance, net...........................................  $   61,079     37,790     34,488
                                                                ----------  ---------  ---------
                                                                ----------  ---------  ---------

    As a result of impairment of certain strata of capitalized servicing assets, additions to the valuation allowance totaling $500,000 and $1,100,000 were recorded during 1997 and 1996, respectively. During 1997, the valuation allowance was reduced by $802,000 to reflect the write-down of the recorded value of certain capitalized servicing assets related to loans that had been repaid by borrowers. There were no additions or reductions to the valuation allowance recorded during 1996. SFAS No. 125 requires that for each servicing contract in existence before January 1, 1997 previously recognized servicing rights and excess servicing receivables that do not exceed contractually specified servicing fees be combined. The carrying value of such excess servicing receivables at January 1, 1997 was $4,074,000. The estimated fair value of capitalized servicing rights was approximately $84 million at December 31, 1997 and $59 million at December 31, 1996. Such amounts were estimated using discounted cash flows that reflect current prepayment and discount rate assumptions as of each year-end.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

7. BORROWINGS

    The amount and interest rate of short-term borrowings were as follows:

                                                                           FEDERAL FUNDS
                                                                           PURCHASED AND     OTHER
                                                                            REPURCHASE    SHORT-TERM
                                                                            AGREEMENTS    BORROWINGS     TOTAL
                                                                           -------------  -----------  ----------
                                                                                   (DOLLARS IN THOUSANDS)
At December 31, 1997
  Amount outstanding.....................................................   $   930,775      166,549    1,097,324
  Weighted-average interest rate.........................................          6.51%        3.90%        6.11%

For the year ended December 31, 1997
  Highest amount at a month-end..........................................   $   930,775      344,363
  Daily-average amount outstanding.......................................       611,689      241,626      853,315
  Weighted-average interest rate.........................................          5.43%        4.60%        5.20%
                                                                           -------------  -----------  ----------
                                                                           -------------  -----------  ----------
At December 31, 1996
  Amount outstanding.....................................................   $ 1,015,408      134,779    1,150,187
  Weighted-average interest rate.........................................          7.03%        3.89%        6.66%

For the year ended December 31, 1996
  Highest amount at a month-end..........................................   $ 1,550,880      337,168
  Daily-average amount outstanding.......................................     1,014,923      117,528    1,132,451
  Weighted-average interest rate.........................................          5.29%        4.90%        5.25%
                                                                           -------------  -----------  ----------
                                                                           -------------  -----------  ----------

At December 31, 1995
  Amount outstanding.....................................................   $ 1,213,372       59,834    1,273,206
  Weighted-average interest rate.........................................          5.83%        5.32%        5.81%

For the year ended December 31, 1995
  Highest amount at a month-end..........................................   $ 1,944,924      524,359
  Daily-average amount outstanding.......................................     1,176,935      246,560    1,423,495
  Weighted-average interest rate.........................................          5.91%        5.95%        5.92%
                                                                           -------------  -----------  ----------
                                                                           -------------  -----------  ----------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

    In general, Federal funds purchased and repurchase agreements outstanding at December 31, 1997 mature within two days following year-end. Other short-term borrowings consisted of trading account liabilities and borrowings from the U.S. Treasury, the Federal Home Loan Bank of New York and others having original maturities of one year or less. Noninterest-bearing trading account liabilities included in other short-term borrowings were $46,416,000, $22,271,000 and $3,194,000 at December 31, 1997, 1996 and 1995, respectively, and averaged $41,312,000, $10,993,000 and $7,383,000 in 1997, 1996 and 1995,
respectively.

    At December 31, 1997, First Empire and Manufacturers and Traders Trust Company ("M&T Bank"), a wholly owned subsidiary of First Empire, had lines of credit under formal agreements as follows:

                                                                            FIRST       M&T
                                                                           EMPIRE      BANK
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Outstanding borrowings..................................................  $  --         22,375
Unused..................................................................     25,000    936,907
                                                                          ---------  ---------
                                                                          ---------  ---------

    Long-term borrowings were as follows:

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                            1997       1996
                                                                         ----------  ---------
                                                                            (IN THOUSANDS)
Subordinated notes of M&T Bank:
  8 1/8% due 2002......................................................  $   75,000     75,000
  7% due 2005..........................................................     100,000    100,000
Preferred capital securities:
  First Empire Capital Trust I
  -- 8.234%............................................................     150,000     --
  First Empire Capital Trust II
  -- 8.277%............................................................     100,000     --
  Advances from Federal Home Loan Bank of New York.....................       2,375      2,370
Other..................................................................         444        632
                                                                         ----------  ---------
                                                                         $  427,819    178,002
                                                                         ----------  ---------
                                                                         ----------  ---------

    The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of depositors and other creditors of M&T Bank. Long-term borrowings from the Federal Home Loan Bank of New York had fixed rates of interest ranging from 7.72% to 8.45% at December 31, 1997 and 1996. Such advances mature at various dates through 2006 and are secured by residential mortgage loans.

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

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

7. BORROWINGS (CONTINUED)

    Other than the following payment terms (and the redemption terms described below), the preferred capital securities issued by the Trusts ("Capital Securities") are identical in all material respects:

           DISTRIBUTION
  TRUST        RATE            DISTRIBUTION DATES
---------  -------------  ----------------------------
 Trust I         8.234%     February 1 and August 1
Trust II         8.277%      June 1 and December 1

    The common securities of each Trust ("Common Securities") are wholly owned by First Empire, and such securities are the only class of each Trust's securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding Trust and are classified in the Company's consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. Under the Federal Reserve Board's current risk-based capital guidelines, the Capital Securities are includable in First Empire's Tier 1 capital.

    The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase the following amounts of junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") issued by First Empire:

              CAPITAL          COMMON
TRUST        SECURITIES      SECURITIES                         JUNIOR SUBORDINATED DEBENTURES
---------  --------------  ---------------  ----------------------------------------------------------------------

Trust I    $  150 million  $  4.64 million  $154.64 million aggregate liquidation amount of 8.234% Junior
                                            Subordinated Debentures due February 1, 2027.

Trust II   $  100 million  $  3.09 million  $103.09 million aggregate liquidation amount of 8.277% Junior
                                            Subordinated Debentures due June 1, 2027.

    The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust.

    Holders of the Capital Securities receive preferential cumulative cash distributions semi-annually on each distribution date at the stated distribution rate unless First Empire exercises its right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods, in which case payment of distributions on the Capital Securities will be deferred for a comparable period. During an extended interest period, First Empire may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by First Empire of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations of First Empire under

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of First Empire.

    The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events ("Events") set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after the stated optional redemption dates (February 1, 2007 in the case of Trust I and June 1, 2007 in the case of Trust II) contemporaneously with First Empire's optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at First Empire's option (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities upon early redemption will be expressed as a percentage of the liquidation amount plus accumulated but unpaid distributions. In the case of Trust I, such percentage adjusts annually and ranges from 104.117% at February 1, 2007 to 100.412% for the annual period ending January 31, 2017, after which the percentage is 100% subject to a make-whole amount if the early redemption occurs prior to February 1, 2007. In the case of Trust II, such percentage adjusts annually and ranges from 104.139% at June 1, 2007 to 100.414% for the annual period ending May 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to June 1, 2007.

    Long-term borrowings at December 31, 1997 mature as follows:

                                                                                      (IN
                                                                                  THOUSANDS)
                                                                                 -------------
Year ending December 31:
  1998.........................................................................   $       497
  1999.........................................................................           108
  2000.........................................................................           319
  2001.........................................................................           317
  2002.........................................................................        75,296
  Later years..................................................................       351,282
                                                                                 -------------
                                                                                  $   427,819
                                                                                 -------------
                                                                                 -------------

8. PREFERRED STOCK

    On March 29, 1996, the holder of all of the then outstanding shares of First Empire's 9% convertible preferred stock converted such shares into 506,930 shares of First Empire common stock at a contractual conversion price of $78.90625 per common share. Dividends paid on the 40,000 shares of preferred stock, which had been issued on March 15, 1991 for $40 million, were deducted from net income in calculating basic earnings per share. Calculations of diluted earnings per common share for periods prior to the conversion reflect the assumption that the preferred stock had been converted to 506,930 shares of common stock at issuance and that no preferred stock dividends were paid.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

9. STOCK-BASED COMPENSATION PLANS

STOCK OPTION PLAN

    The stock option plan allows the grant of stock options and stock appreciation rights (either in tandem with options or independently) at prices which may not be less than the fair market value of the common stock on the date of grant. Awards granted under the stock option plan generally vest over four years and are exercisable over terms not exceeding ten years and one day. When exercisable, the stock appreciation rights issued in tandem with stock options entitle grantees to receive cash, stock or a combination equal to the amount of stock appreciation between the dates of grant and exercise. Stock appreciation rights issued independently of stock options contain similar terms as the stock options, although upon exercise the holder is only entitled to receive cash instead of purchasing shares of First Empire's common stock. Of the stock options outstanding at December 31, 1997, 751,606 were granted with limited stock appreciation rights attached thereto. A summary of related activity follows:

                                                                                              WEIGHTED-AVERAGE
                                                                                               EXERCISE PRICE
                                                                              CASH-ONLY   ------------------------
                                                                   STOCK     APPRECIATION              CASH-ONLY
                                                                  OPTIONS      RIGHTS       STOCK    APPRECIATION
                                                                OUTSTANDING  OUTSTANDING   OPTIONS      RIGHTS
                                                                -----------  -----------  ---------  -------------
1995
  Beginning balance...........................................     611,237       90,600   $   95.58    $   60.17
  Granted.....................................................     165,185       --          143.39       --
  Exercised...................................................     (47,175)     (29,000)      66.57        60.69
  Canceled....................................................      (9,250)      --          133.82       --
                                                                -----------  -----------  ---------       ------
    At year-end...............................................     719,997       61,600      107.96        59.93

1996
  Granted.....................................................     173,246       --          211.42       --
  Exercised...................................................    (115,378)      (6,650)     109.14        56.48
  Canceled....................................................      (8,650)      --          155.86       --
                                                                -----------  -----------  ---------       ------
    At year-end...............................................     769,215       54,950      130.54        60.34

1997
  Granted.....................................................     151,077       --          297.37       --
  Exercised...................................................    (138,723)      (8,500)      87.66        57.00
  Canceled....................................................      (4,375)      --          221.65       --
                                                                -----------  -----------  ---------       ------
    At year-end...............................................     777,194       46,450      170.11        60.95
                                                                -----------  -----------  ---------       ------
                                                                -----------  -----------  ---------       ------
Exercisable at:
  December 31, 1997...........................................     344,757       46,450      110.39        60.95
                                                                -----------  -----------  ---------       ------
                                                                -----------  -----------  ---------       ------
  December 31, 1996...........................................     352,571       54,950       86.17        60.34
                                                                -----------  -----------  ---------       ------
                                                                -----------  -----------  ---------       ------
  December 31, 1995...........................................     315,612       61,600       71.02        59.93
                                                                -----------  -----------  ---------       ------
                                                                -----------  -----------  ---------       ------

    At December 31, 1997 and 1996, respectively, there were 170,488 and 317,190 shares available for future grant. During 1995, the number of shares authorized for issuance under the stock option plan was increased to 2,000,000 shares from 1,500,000.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

STOCK OPTION PLAN (CONTINUED)

    A summary of stock options at December 31, 1997 follows:

                                              WEIGHTED AVERAGE                   WEIGHTED
                                STOCK     ------------------------     STOCK      AVERAGE
         RANGE OF              OPTIONS    EXERCISE       LIFE         OPTIONS    EXERCISE
      EXERCISE PRICE         OUTSTANDING    PRICE     (IN YEARS)    EXERCISABLE    PRICE
---------------------------  -----------  ---------  -------------  -----------  ---------
$ 40.25 to $105.13.........     159,233   $   71.68          2.3       159,233   $   71.68
 133.88 to  198.00.........     317,213      140.25          6.3       171,820      138.20
 211.00 to  368.50.........     300,748      253.73          8.6        13,704      211.53
                             -----------  ---------          ---    -----------  ---------
                                777,194   $  170.11          6.4       344,757   $  110.39
                             -----------  ---------          ---    -----------  ---------
                             -----------  ---------          ---    -----------  ---------

    The Company used a binomial option pricing model to estimate the grant date present value of stock options granted in 1997, 1996 and 1995. The estimated value per option was $79.26 in 1997, $49.75 in 1996 and $44.36 in 1995. The
values were calculated using the following assumptions: an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data since inception of the plan), a risk-free interest rate of 6.37% in 1997, 5.48% in 1996 and 7.70% in 1995 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term), expected volatility of 14% in 1997, 15% in 1996 and 16% in 1995, and estimated dividend yields of 0.97% in 1997, 1.28% in 1996 and 1.70% in 1995 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). The Company also deducted 10% to reflect an estimate of the probability of forfeiture prior to vesting. The estimated forfeiture rate was based on historical data since inception of the stock option plan.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock option plan. Accordingly, no compensation expense was recognized in 1997, 1996 and 1995 for stock option awards since the exercise price of stock options granted under the stock option plan was not less than the fair market value of the common stock at date of grant. Compensation expense recognized for cash-only stock appreciation rights was $8,510,000 in 1997, $3,974,000 in 1996 and $6,002,000 in 1995. Had compensation expense for stock option awards granted in 1997, 1996 and 1995 been determined consistent with SFAS No. 123, net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                 1997       1996       1995
                                                              ----------  ---------  ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE)
Net income:
  As reported...............................................  $  176,241    151,103    131,036
  Pro forma.................................................     169,432    146,394    128,776
Basic earnings per share:
  As reported...............................................  $    26.60      22.54      19.61
  Pro forma.................................................       25.57      21.83      19.26
Diluted earnings per share:
  As reported...............................................  $    25.26      21.08      17.98
  Pro forma.................................................       24.40      20.53      17.74

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

STOCK OPTION PLAN (CONTINUED)

    The pro forma effects presented above are in accordance with the requirements of SFAS No. 123, however, such effects are not representative of the effects to be reported in future years due to the fact that options vest over several years and additional awards generally are made each year.

DEFERRED BONUS PLAN

    In connection with the deferred bonus plan, the Company provides a deferred bonus plan to eligible employees which allows such employees to elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including First Empire common stock. Participants may elect the timing of distributions from the plan. Such distributions are payable in cash, with the exception of balances allocated to First Empire common stock which effective January 1, 1998, will be distributable in the form of First Empire common stock. As of January 1, 1998, $3,281,000 was distributable in the form of 7,056 shares of First Empire common stock. In connection with the deferred bonus plan, 15,000 shares of First Empire common stock are authorized for issuance.

DIRECTORS' STOCK PLAN

    Effective January 1, 1998, the Company initiated a compensation plan for non-employee directors which provides that annual compensation payable to such directors shall be paid fifty percent in cash and fifty percent in shares of First Empire common stock. In connection with the directors' stock plan, 5,000 shares of First Empire common stock are authorized for issuance.

10. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

    The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees. Pension benefits accrue to participants based on their level of compensation and number of years of service. With respect to employees added as a result of acquisitions, service with the acquired entities has generally been counted in the pension formula for vesting, but not for benefit accrual purposes. The Company contributes to the pension plan amounts sufficient to meet Internal Revenue Code funding standards.

    Net periodic pension cost consisted of the following:

                                                                  1997       1996       1995
                                                               ----------  ---------  ---------
                                                                        (IN THOUSANDS)
Service cost.................................................  $    4,931      4,298      3,304
Interest cost on projected benefit obligation................       6,657      6,491      6,026
Actual return on assets......................................     (28,497)   (16,865)   (19,666)
Net amortization and deferral................................      17,871      7,886     11,390
                                                               ----------  ---------  ---------
Net periodic pension cost....................................  $      962      1,810      1,054
                                                               ----------  ---------  ---------
                                                               ----------  ---------  ---------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

    Data relating to the funding position of the pension plan were as follows:

                                                                           1997        1996
                                                                        -----------  ---------
                                                                            (IN THOUSANDS)
Vested accumulated benefit obligation.................................  $   (78,332)   (71,915)
Total accumulated benefit obligation..................................      (84,917)   (76,448)
Projected benefit obligation..........................................     (105,043)   (93,526)
Plan assets at fair value.............................................      144,893    120,856
                                                                        -----------  ---------
Plan assets in excess of projected benefit obligation.................       39,850     27,330
Unrecognized net asset................................................         (344)    (1,202)
Unrecognized past service cost........................................         (403)      (448)
Unrecognized net gain.................................................      (29,650)   (15,265)
                                                                        -----------  ---------
Pension asset.........................................................  $     9,453     10,415
                                                                        -----------  ---------
                                                                        -----------  ---------

    Plan assets included common stock of First Empire with a fair value of $13,072,000 and $8,096,000 at December 31, 1997 and 1996, respectively.

    The assumed rates used in the actuarial computations were as follows:

                                                                                 1997       1996
                                                                               ---------  ---------
Discount rate................................................................       7.00%      7.25%
Rate of increase in future compensation levels...............................       5.10%      5.00%
Long-term rate of return on assets...........................................       9.00%      9.00%
                                                                                     ---        ---
                                                                                     ---        ---

    In addition, the Company has an unfunded supplemental pension plan for certain key executives. Net periodic pension cost was $186,000, $253,000 and $290,000 in 1997, 1996 and 1995, respectively.

    The Company also provides health care and life insurance benefits for qualified retired employees who reached the age of 55 while working for the Company. Substantially all salaried employees are covered in the plan.

    Net postretirement benefit cost consisted of the following:

                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
                                                                              (IN THOUSANDS)
Service cost........................................................  $     146        147         94
Interest cost on projected benefit obligation.......................        996      1,062      1,022
Actual return on assets.............................................        (34)      (360)      (547)
Net amortization and deferral.......................................       (465)       (50)        16
                                                                      ---------  ---------  ---------
Net postretirement benefit cost.....................................  $     643        799        585
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

10. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

    Data relating to the funding position of the plan were as follows:

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Accumulated benefit obligation:
  Retirees...............................................................  $  11,532     13,038
  Active employees
    Fully eligible.......................................................      1,123      1,043
    Other................................................................      1,278      1,263
Plan assets at fair value................................................     (5,147)    (6,325)
                                                                           ---------  ---------
Accumulated benefit obligation in excess of plan assets..................      8,786      9,019
Unrecognized net loss....................................................     (1,202)    (2,151)
Unrecognized past service cost...........................................      2,039      2,243
                                                                           ---------  ---------
Accrued postretirement benefit cost......................................  $   9,623      9,111
                                                                           ---------  ---------
                                                                           ---------  ---------

    The Company on occasion funds a portion of these postretirement benefit obligations through contributions to a Voluntary Employee Benefit Association trust account.

    The assumed rates used in the actuarial computations were as follows:

                                                                               1997       1996
                                                                             ---------  ---------
Discount rate..............................................................       7.00%      7.25%
Long-term rate of return on assets.........................................       8.00%      8.00%
Medical inflation rate.....................................................       9.00%     11.00%
                                                                             ---------  ---------
                                                                             ---------  ---------

    The medical inflation rate was assumed to gradually reduce to 5% over eight years.

    The Company's 1997 service cost, interest cost and accumulated benefit obligation assuming a 1% increase in the medical inflation rate assumption are as follows:

                                                                                      (IN
                                                                                  THOUSANDS)
                                                                                 -------------
Accumulated postretirement benefit obligation..................................    $  14,797
Service cost...................................................................          146
Interest cost..................................................................        1,055
                                                                                 -------------
                                                                                 -------------

    The Company has a retirement savings plan ("Savings Plan") that is a defined contribution plan in which eligible employees of the Company may defer up to 10% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee's contribution, up to 4.5% of the employee's qualified compensation. Employees' accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. The Company's contributions to the Savings Plan totaled $5,221,000, $4,724,000 and $4,086,000 in 1997, 1996 and 1995, respectively.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

11. INCOME TAXES

    The components of income tax expense (benefit) were as follows:

                                                                  1997       1996       1995
                                                               ----------  ---------  ---------
                                                                        (IN THOUSANDS)
Current
  Federal....................................................  $   96,819     85,220     79,194
  State and city.............................................      16,430     16,547     18,303
                                                               ----------  ---------  ---------
    Total current............................................     113,249    101,767     97,497
                                                               ----------  ---------  ---------
Deferred
  Federal....................................................      (5,334)    (3,155)    (7,875)
  State and city.............................................      (1,997)      (746)       515
                                                               ----------  ---------  ---------
    Total deferred...........................................      (7,331)    (3,901)    (7,360)
                                                               ----------  ---------  ---------
    Total income taxes applicable to pre-tax income..........  $  105,918     97,866     90,137
                                                               ----------  ---------  ---------
                                                               ----------  ---------  ---------

    The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. Prior to 1996, applicable federal tax law allowed First Empire the option of deducting as bad debt expense for tax purposes, under the reserve method, 8% of taxable income resulting from the banking operations of a subsidiary. Effective January 1, 1996, the reserve method is no longer available and deductions for bad debts for federal income tax purposes are now limited to actual losses. Recapture of the bad debt reserve established by prior application of the reserve method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 1997 the bad debt reserve resulting from application of the reserve method for which no federal income taxes have been provided was $46,717,000. No actions are planned which would cause this reserve to become wholly or partially taxable.

    The portion of income taxes attributable to gains or losses on sales of bank investment securities was a benefit of $114,000 in 1997 and an expense of $1,872,000 in 1995. The effect on income taxes from sales of bank investment securities was insignificant in 1996. No alternative minimum tax expense was recognized in 1997, 1996 or 1995.

    Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

                                                                   1997       1996       1995
                                                                ----------  ---------  ---------
                                                                         (IN THOUSANDS)
Income taxes at statutory rate................................  $   98,756     87,139     77,411
Increase (decrease) in taxes:
  Tax-exempt income...........................................      (3,794)    (2,000)    (2,195)
  State and city income taxes, net of federal income tax
    effect....................................................       9,381     10,271     12,232
  Other.......................................................       1,575      2,456      2,689
                                                                ----------  ---------  ---------
                                                                $  105,918     97,866     90,137
                                                                ----------  ---------  ---------
                                                                ----------  ---------  ---------

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

11. INCOME TAXES (CONTINUED)


    Deferred tax assets (liabilities) were comprised of the following at December 31:

                                                                                   1997         1996       1995
                                                                                -----------  ----------  ---------
                                                                                          (IN THOUSANDS)
Interest on loans.............................................................  $     5,165       5,603      5,335
Depreciation and amortization.................................................        8,130       7,900      5,943
Losses on loans and other assets..............................................      105,190     105,338    102,183
Postretirement and other supplemental employee benefits.......................        7,163       7,434      7,041
Incentive compensation plans..................................................       12,302       9,090     10,932
Unrealized investment losses..................................................      --            1,819      2,343
Other.........................................................................       11,140      10,060      6,990
                                                                                -----------  ----------  ---------
  Gross deferred tax assets...................................................      149,090     147,244    140,767
                                                                                -----------  ----------  ---------
Retirement benefits...........................................................       (3,459)     (4,457)    (5,194)
Leasing transactions..........................................................      (83,347)    (81,300)   (71,717)
Restructured interest rate swap agreements....................................       (3,999)     (8,564)   (13,746)
Capitalized servicing rights..................................................       (7,448)     (7,597)    (7,981)
Unrealized investment gains...................................................       (8,202)     --         --
Other.........................................................................          (45)        (46)      (226)
                                                                                -----------  ----------  ---------
  Gross deferred tax liabilities..............................................     (106,500)   (101,964)   (98,864)
                                                                                -----------  ----------  ---------
Net deferred tax asset........................................................  $    42,590      45,280     41,903
                                                                                -----------  ----------  ---------
                                                                                -----------  ----------  ---------

    The Company believes that it is more likely than not that the net deferred tax asset will be realized through taxable earnings or alternative tax strategies.

    The income tax credits shown in the Statement of Income of First Empire in note 20 arise principally from operating losses before dividends from subsidiaries.

12. EARNINGS PER SHARE

    The computations of basic earnings per share follow:

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                 1997       1996       1995
                                                              ----------  ---------  ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE)
Net income..................................................  $  176,241    151,103    131,036
Less: preferred stock dividends.............................      --           (900)    (3,600)
                                                              ----------  ---------  ---------
Income available to common stockholders.....................     176,241    150,203    127,436
Weighted-average shares outstanding.........................       6,625      6,663      6,499
Basic earnings per share....................................  $    26.60      22.54      19.61

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

    The computations of diluted earnings per share follow:

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                 1997       1996       1995
                                                              ----------  ---------  ---------
Income available to common stockholders.....................  $  176,241    150,203    127,436
Plus: preferred stock dividends.............................      --            900      3,600
                                                              ----------  ---------  ---------
Income available to common stockholders plus assumed
  conversion................................................     176,241    151,103    131,036
Weighted-average shares outstanding.........................       6,625      6,663      6,499
Plus: incremental shares from assumed conversions of
  -- stock options..........................................         352        385        282
  -- preferred stock........................................      --            122        507
                                                              ----------  ---------  ---------
Adjusted weighted-average shares outstanding................       6,977      7,170      7,288
Diluted earnings per share..................................  $    25.26      21.08      17.98

13. OTHER INCOME AND OTHER EXPENSE

    The following items, which exceeded 1% of total revenues in the respective period, were included in either other revenues from operations or other costs of operations in the Consolidated Statement of Income:

                                                                 1997       1996       1995
                                                              ----------  ---------  ---------
                                                                       (IN THOUSANDS)
Other income:
  Mutual fund and annuity sales.............................  $   15,336     13,000
Other expense:
  Professional services.....................................      22,845     20,402     22,522
  Advertising...............................................                 11,933
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------


14. INTERNATIONAL ACTIVITIES

    The Company engages in certain international activities consisting primarily of purchasing Eurodollar placements, collecting Eurodollar deposits and engaging in foreign currency trading. Net assets identified with international activities amounted to $11,514,000 and $55,420,000 at December 31, 1997 and 1996, respectively.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

15. DERIVATIVE FINANCIAL INSTRUMENTS

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


                                                                 WEIGHTED-AVERAGE RATE     ESTIMATED
                                    NOTIONAL        AVERAGE     ------------------------   FAIR VALUE-
                                     AMOUNT        MATURITY        FIXED      VARIABLE     GAIN (LOSS)
                                  -------------  -------------     -----     -----------  -------------
                                       (IN                                                     (IN
                                   THOUSANDS)     (IN YEARS)                               THOUSANDS)
DECEMBER 31, 1997
Variable rate loans:
  Amortizing....................   $    99,287           0.2          5.82%        5.75%    $      28
  Non-amortizing................     1,147,731           1.7          6.00%        5.84%        2,888
                                  -------------          ---           ---          ---   -------------
                                     1,247,018           1.6          5.99%        5.83%        2,916
Fixed rate loans:
  Amortizing(a).................        33,061           9.5          7.17%        5.97%       (2,394)
Fixed rate time deposits:
  Non-amortizing................     1,439,500           2.8          6.69%        5.73%       15,915
                                  -------------          ---           ---          ---   -------------
                                   $ 2,719,579           2.3          6.37%        5.78%    $  16,437
                                  -------------          ---           ---          ---   -------------
                                  -------------          ---           ---          ---   -------------

DECEMBER 31, 1996
Variable rate loans:
  Amortizing....................   $   237,972            .9          5.91%        5.51%    $      54
  Non-amortizing................       909,576           2.2          5.78%        5.52%       (4,777)
                                  -------------          ---           ---          ---   -------------
                                     1,147,548           1.9          5.81%        5.52%       (4,723)
Fixed rate loans:
  Amortizing(a).................        33,841          10.2          7.17%        5.56%       (1,226)
Fixed rate time deposits:
  Non-amortizing................     1,181,000           1.8          6.75%        5.39%       11,473
                                  -------------          ---           ---          ---   -------------
                                   $ 2,362,389           2.0          6.30%        5.45%    $   5,524
                                  -------------          ---           ---          ---   -------------
                                  -------------          ---           ---          ---   -------------

------------------------

(a) Under the terms of this swap, the Company receives interest at a variable rate and pays at a fixed rate. Under all other swap agreements, the Company receives interest at a fixed rate and pays at a variable rate.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

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

    At December 31, 1997 the notional amount of interest rate swaps outstanding mature as follows:

                                                                   AMORTIZING   NON-AMORTIZING
                                                                   -----------  --------------
                                                                         (IN THOUSANDS)
Year ending December 31:
  1998...........................................................   $ 100,139         437,231
  1999...........................................................         930         674,000
  2000...........................................................       1,016         845,000
  2001...........................................................       1,110         213,000
  2002...........................................................       1,213         213,000
  Later years....................................................      27,940         205,000
                                                                   -----------  --------------
                                                                    $ 132,348       2,587,231
                                                                   -----------  --------------
                                                                   -----------  --------------

    The net effect of interest rate swaps was to increase net interest income by $14,089,000 in 1997, $15,454,000 in 1996 and $884,000 in 1995. The average notional amount of interest rate swaps impacting net interest income which were entered into for interest rate risk management purposes were $2,691,638,000 in 1997, $2,410,547,000 in 1996 and $2,536,329,000 in 1995.

    During 1995 and 1994, the Company restructured several interest rate swap agreements with notional amounts of $260 million and $500 million, respectively, from amortizing to non-amortizing. The purpose of the restructurings was to enhance the effectiveness of the swaps in managing the Company's exposure to changing interest rates in future years. Losses resulting from the early termination of the amortizing swaps and equal amounts of purchase discount received on the restructured non-amortizing swaps were recognized as a result of these transactions and included in the carrying amount of loans which the swaps modified. The deferred losses and purchase discounts totaled $9.5 million and $15.8 million, respectively, at December 31, 1997 and $20.8 million and $25.4 million, respectively, at December 31, 1996. The deferred losses are being amortized and the purchase discounts accreted to interest income over the remaining terms of the original swaps and restructured swaps, respectively. Such amortization and accretion were $11.3 million and $9.6 million, respectively, in 1997, $12.1 million and $9.8 million, respectively, in 1996 and $11.1 million and $8.8 million, respectively, in 1995.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

15. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

    The net increase (decrease) in interest income in future years from amortization and accretion of balances resulting from interest rate swap restructurings is as follows:

                                                                                      (IN
                                                                                  THOUSANDS)
                                                                                 -------------
YEAR ENDING DECEMBER 31:
  1998.........................................................................    $    (104)
  1999.........................................................................        5,960
  2000.........................................................................          403

    Derivative financial instruments used for trading purposes included foreign exchange and other option contracts, foreign exchange forward and spot contracts, interest rate swap agreements and financial futures. The following table includes information about the estimated fair value of derivative financial instruments used for trading purposes:

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
December 31:
  Gross unrealized gains.................................................  $  46,343     23,780
  Gross unrealized losses................................................     46,405     22,261

Year ended December 31:
  Average gross unrealized gains.........................................  $  41,701     13,565
  Average gross unrealized losses........................................     41,302     10,983
                                                                           ---------  ---------
                                                                           ---------  ---------

    Net gains arising from derivative financial instruments used for trading purposes were $2,072,000 in 1997, $2,689,000 in 1996 and $1,375,000 in 1995.

16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated "fair value" of financial instruments. "Fair value" is generally defined as the price a willing buyer and a willing seller would exchange for a financial instrument in other than a distressed sale situation. Disclosures related to fair value presented herein are as of December 31, 1997 and 1996.

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

    The estimated fair value of investments in readily marketable debt and equity securities were based on quoted market prices at the respective year-end. In arriving at estimated fair value of other financial instruments, the Company generally used calculations based upon discounted cash flows of the related financial instruments. In general, discount rates used for loan products were based on the Company's pricing at the respective year-end. A

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

higher discount rate was assumed with respect to estimated cash flows associated with nonaccrual loans.

    As more fully described in note 2, the carrying value and estimated fair value of investment securities were as follows:

                                                                      CARRYING     ESTIMATED
                                                                       VALUE       FAIR VALUE
                                                                    ------------  ------------
                                                                          (IN THOUSANDS)
DECEMBER 31
  1997............................................................  $  1,725,218     1,725,729
  1996............................................................     1,571,698     1,572,398
                                                                    ------------  ------------
                                                                    ------------  ------------

    The following table presents the carrying value and calculated estimates of fair value of loans and commitments related to loans originated for sale:

                                                                     CARRYING      CALCULATED
                                                                       VALUE        ESTIMATE
                                                                   -------------  ------------
                                                                         (IN THOUSANDS)
DECEMBER 31, 1997
Commercial loans and leases....................................  $   2,378,827     2,378,248
Commercial real estate loans...................................      4,436,014     4,487,740
Residential real estate loans..................................      2,462,945     2,484,377
Consumer loans and leases......................................      2,218,782     2,207,609
                                                                 -------------  ------------
                                                                 $  11,496,568    11,557,974
                                                                 -------------  ------------
                                                                 -------------  ------------

DECEMBER 31, 1996
Commercial loans and leases....................................  $   2,182,034     2,178,530
Commercial real estate loans...................................      3,956,184     3,975,921
Residential real estate loans..................................      2,185,749     2,182,508
Consumer loans and leases......................................      2,398,156     2,424,384
                                                                 -------------  ------------
                                                                 $  10,722,123    10,761,343
                                                                 -------------  ------------
                                                                 -------------  ------------

    The allowance for possible credit losses represents the Company's assessment of the overall level of credit risk inherent in the loan and lease portfolio and totaled $274,656,000 and $270,466,000 at December 31, 1997 and 1996,
respectively.

    As described in note 17, in the normal course of business, various commitments and contingent liabilities are outstanding, such as loan commitments, credit guarantees and letters of credit. The Company's pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Commitments generally have fixed expiration dates and contain termination and other clauses which provide for relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company's loan commitments, credit guarantees and letters of credit are competitive with other financial institutions operating in markets served by the Company. The Company believes that the carrying amounts are reasonable estimates of the fair value of these financial instruments. Such carrying amounts, comprised principally of unamortized fee income, are included in other liabilities and totaled $4,911,000 and $3,619,000 at December 31, 1997 and 1996, respectively.

    SFAS No. 107 requires that the estimated fair value ascribed to noninterest-bearing deposits, savings deposits and NOW accounts be established at carrying value because of the customers' ability to withdraw funds

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES immediately. Additionally, time deposit accounts are required to be revalued based upon prevailing market interest rates for similar maturity instruments.

    The following summarizes the results of these calculations:

                                                                       CARRYING    CALCULATED
                                                                        VALUE       ESTIMATE
                                                                     ------------  ----------
                                                                          (IN THOUSANDS)
DECEMBER 31, 1997
Noninterest-bearing deposits.....................................  $  1,458,241   1,458,241
Savings deposits and NOW accounts................................     3,691,492   3,691,492
Time deposits....................................................     5,762,497   5,792,345
Deposits at foreign office.......................................       250,928     250,928
                                                                   ------------  ----------
                                                                   ------------  ----------
DECEMBER 31, 1996
Noninterest-bearing deposits.....................................  $  1,352,929   1,352,929
Savings deposits and NOW accounts................................     3,615,575   3,615,575
Time deposits....................................................     5,352,749   5,367,028
Deposits at foreign office.......................................       193,236     193,236
                                                                   ------------  ----------
                                                                   ------------  ----------

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

                                                                                      ESTIMATED
                                                              GROSS        GROSS     FAIR VALUE-
                                               NOTIONAL    UNREALIZED   UNREALIZED      GAIN
                                                AMOUNT        GAINS       LOSSES       (LOSS)
                                             ------------  -----------  -----------  -----------
                                                               (IN THOUSANDS)
DECEMBER 31
  1997.....................................  $  2,719,579      22,060       (5,623)      16,437
  1996.....................................     2,362,389      15,013       (9,489)       5,524
                                             ------------  -----------  -----------  -----------
                                             ------------  -----------  -----------  -----------

    As described in note 15, the Company also uses certain derivative financial instruments as part of its trading activities. Interest rate swaps entered into for trading purposes had notional values and estimated fair value gains of $210 million and $152,000, respectively, at December 31, 1997 and notional values and estimated fair value losses of $50 million and $42,000, respectively, at December 31, 1996. The Company also entered into foreign exchange and other option and futures contracts totaling approximately $3.3 billion and $1.6 billion at December 31, 1997 and 1996, respectively. Such contracts were valued at losses of $214,000 at December 31, 1997 and gains of $1,561,000 at December 31, 1996. All trading account assets and liabilities

                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES are recorded in the Consolidated Balance Sheet at estimated fair value.

    Due to the near maturity of other money-market assets and short-term borrowings, the Company estimates that the carrying value of such instruments approximates estimated fair value. The carrying value and estimated fair value of long-term borrowings were $427,819,000 and $453,113,000, respectively, at December 31, 1997 and $178,002,000 and $180,793,000,
respectively, at December 31, 1996.

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

17. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, various commitments and contingent liabilities are outstanding, such as commitments to extend credit guarantees and "standby" letters of credit (approximately $193,838,000 and $171,420,000 at December 31, 1997 and 1996, respectively) which are not reflected in the consolidated financial statements. No material losses are expected as a result of these transactions. Additionally, the Company had outstanding loan commitments of approximately $2.9 billion and $2.7 billion at December 31, 1997 and 1996, respectively. Because many loan commitments and almost all credit guarantees and "standby" letters of credit expire without being funded in whole or part, the contract amounts are not estimates of future cash flows. Commitments to sell one-to-four family residential mortgage loans totaled $266,145,000 at December 31, 1997 and $251,110,000 at December 31,
1996.

    In October 1997, First Empire entered into a definitive agreement with ONBANCorp, Inc. ("ONBANCorp"), a bank holding company headquartered in Syracuse, New York, for a merger between the two companies. At December 31, 1997, ONBANCorp had $5.3 billion of assets. The merger, which will be accounted for as a purchase, is subject to the approval of stockholders of both companies and is expected to be accomplished on or about April 1, 1998. Under the terms of the merger agreement, stockholders of ONBANCorp will have the option to receive .161 of a share of First Empire common stock (and cash in lieu of any fractional share) or $69.50 in cash in exchange for each share of ONBANCorp common stock. The merger agreement provides that a minimum of 60% and a maximum of 70% of the total number of shares of ONBANCorp common stock issued and outstanding immediately prior to the merger must be exchanged for shares of First Empire common stock. In the event that ONBANCorp

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES stockholders as a whole elect to receive stock consideration with respect to fewer than 60% or more than 70% of the total number of outstanding shares of ONBANCorp common stock, the selection by ONBANCorp common stockholders of the method of payment is subject to allocation and proration to ensure that the number of shares of ONBANCorp common stock that are converted into shares of First Empire common stock will be 60% or 70%, as the case may be, of the total number of shares of ONBANCorp common stock issued and outstanding immediately prior to the merger. At December 31, 1997 ONBANCorp had 12,721,689 shares of common stock issued and outstanding.

    First Empire and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability, if any, arising out of litigation pending against First Empire or its subsidiaries will be material to the Company's consolidated financial position, but at the present time is not in a position to determine whether such litigation will have a material adverse effect on the Company's consolidated results of operations in any future reporting period.

18. REVOLVING CREDIT AGREEMENT OF FIRST EMPIRE

    First Empire has a revolving credit agreement with an unaffiliated commercial bank whereby First Empire may borrow up to $25,000,000 at its discretion through November 24, 1998. The agreement provides for a facility fee assessed on the entire amount of the commitment (whether or not utilized) ranging from .08% to .187% depending on the credit rating of the subordinated notes of M&T Bank. A usage fee equal to .10% per annum is assessed if the balance of outstanding loans exceeds 50% of the commitment amount during any quarter. Under the revolving credit agreement, First Empire may borrow at either a variable rate based upon the higher of the Federal funds rate plus 1/2 of 1% or the lender's prime rate, or a fixed rate based upon a premium over LIBOR ranging from .15% to .30% depending on the credit rating of the subordinated notes of M&T Bank. At December 31, 1997 and 1996, there were no outstanding balances under such agreement.

19. REGULATORY MATTERS

    Payment of dividends by First Empire's banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to First Empire are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 1997, approximately $262,187,000 was available for payment of dividends to First Empire from banking subsidiaries without prior regulatory approval.

    Banking regulations prohibit extensions of credit by the subsidiary banks to First Empire unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

    The banking subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 1997 and 1996, cash and due from banks included a daily average of $124,132,000 and $128,398,000, respectively, for such purpose.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

    Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under the capital adequacy guidelines, the so-called "Tier 1 capital" and "Total capital" as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum "leverage" ratio of "Tier 1 capital" to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 1997, First Empire and each of its banking subsidiaries exceeded all applicable capital adequacy requirements.

    As of December 31, 1997 and 1996, the most recent notifications from federal regulators categorized each of First Empire's banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively. Management is unaware of any conditions or events since the latest notifications from federal regulators that have changed the capital adequacy category of First Empire's banking subsidiaries.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

    The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 1997 and 1996 are presented below:

                                                        FIRST EMPIRE      M&T          M&T
                                                        (CONSOLIDATED)  BANK(d)     BANK,N.A.
                                                        -------------  ----------  -----------
                                                                (DOLLARS IN THOUSANDS)
As of December 31, 1997:
TIER 1 CAPITAL
  Amount..............................................   $ 1,250,330    1,000,963      50,771
  Ratio(a)............................................         10.69%        8.81%      14.73%
  Minimum required amount(b)..........................       467,942      454,353      13,787

TOTAL CAPITAL
  Amount..............................................     1,558,147    1,304,528      55,084
  Ratio(a)............................................         13.32%       11.48%      15.98%
  Minimum required amount(b)..........................       935,884      908,705      27,574

LEVERAGE
  Amount..............................................     1,250,330    1,000,963      50,771
  Ratio(c)............................................          9.09%        7.63%       7.11%
  Minimum required amount(b)..........................       412,649      393,602      21,429

As of December 31, 1996:
TIER 1 CAPITAL
  Amount..............................................   $   889,221      822,319      33,754
  Ratio(a)............................................          8.40%        7.92%      15.23%
  Minimum required amount(b)..........................       423,594      415,244       8,864

TOTAL CAPITAL
  Amount..............................................     1,198,299    1,128,768      36,542
  Ratio(a)............................................         11.32%       10.87%      16.49%
  Minimum required amount(b)..........................       847,188      830,487      17,727

LEVERAGE
  Amount..............................................       889,221      822,319      33,754
  Ratio(c)............................................          6.99%        6.61%       6.59%
  Minimum required amount(b)..........................       381,394      373,224      15,370

------------------------

(a) The ratio of capital to risk-weighted assets, as defined by regulation.

(b) Minimum amount of capital to be considered adequately capitalized, as defined by regulation.

(c) The ratio of capital to average assets, as defined by regulation.

(d) M&T Bank's capital ratio information as of December 31, 1996 has been restated to include The East New York Savings Bank, which was merged with and into M&T Bank on May 24, 1997.

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

20. PARENT COMPANY FINANCIAL STATEMENTS

    See other notes to financial statements.

                            CONDENSED BALANCE SHEET

                                                                              DECEMBER 31
                                                                        -----------------------
                                                                            1997        1996
                                                                        ------------  ---------
                                                                         DOLLARS IN THOUSANDS
ASSETS
Cash
  In subsidiary bank..................................................  $      1,015        434
  Other...............................................................            19         19
                                                                        ------------  ---------
    Total cash........................................................         1,034        453
                                                                        ------------  ---------
Due from subsidiaries
  Money-market assets.................................................       172,237     18,056
  Current income tax receivable.......................................        12,927      3,183
                                                                        ------------  ---------
    Total due from subsidiaries.......................................       185,164     21,239
Investments in subsidiaries
  Banks...............................................................     1,071,258    870,423
  Other...............................................................         7,736        109
Other assets..........................................................        34,887     13,683
                                                                        ------------  ---------
    Total assets......................................................  $  1,300,079    905,907
                                                                        ------------  ---------
                                                                        ------------  ---------

LIABILITIES
Accrued expenses and other liabilities................................  $     12,080        248
Long-term borrowings..................................................       257,733     --
                                                                        ------------  ---------
    Total liabilities.................................................       269,813        248
                                                                        ------------  ---------
STOCKHOLDERS' EQUITY..................................................     1,030,266    905,659
                                                                        ------------  ---------
Total liabilities and stockholders' equity............................  $  1,300,079    905,907
                                                                        ------------  ---------
                                                                        ------------  ---------


                                                                              YEAR ENDED DECEMBER 31
                                                                        ---------------------------------
                                                                           1997        1996       1995
                                                                        ----------  ----------  ---------
                                                                        DOLLARS IN THOUSANDS, EXCEPT PER
                                                                                      SHARE
INCOME
Dividends from bank subsidiaries......................................  $      192     116,038     88,358
Other income..........................................................       8,558         933        812
                                                                        ----------  ----------  ---------
  Total income........................................................       8,750     116,971     89,170
                                                                        ----------  ----------  ---------
EXPENSE
Interest on short-term borrowings.....................................      --             242        556
Interest on long-term borrowings......................................      16,762      --         --
Other expense.........................................................       2,710       1,968      2,365
                                                                        ----------  ----------  ---------
  Total expense.......................................................      19,472       2,210      2,921
                                                                        ----------  ----------  ---------
Income (loss) before income taxes and equity in undistributed income
  of subsidiaries.....................................................     (10,722)    114,761     86,249
Income tax credits....................................................       4,496         552        944
                                                                        ----------  ----------  ---------
Income (loss) before equity in undistributed income of subsidiaries...      (6,226)    115,313     87,193
                                                                        ----------  ----------  ---------
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES
Net income
  Bank subsidiaries...................................................     182,659     151,724    132,201
  Other subsidiaries..................................................      --             104     --
Less: dividends received..............................................        (192)   (116,038)   (88,358)
                                                                        ----------  ----------  ---------
Equity in undistributed income of subsidiaries........................     182,467      35,790     43,843
                                                                        ----------  ----------  ---------
Net income............................................................  $  176,241     151,103    131,036
                                                                        ----------  ----------  ---------
Net income per common share
  Basic...............................................................  $    26.60       22.54      19.61
  Diluted.............................................................       25.26       21.08      17.98

                FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31
                                                                                 ---------------------------------
                                                                                    1997        1996       1995
                                                                                 -----------  ---------  ---------
                                                                                       DOLLARS IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................  $   176,241    151,103    131,036
Adjustments to reconcile net income to net cash provided by operating activities
  Equity in undistributed income of subsidiaries...............................     (182,467)   (35,790)   (43,843)
  Dividend-in-kind from subsidiary.............................................          (83)    (1,538)   (11,858)
  Provision for deferred income taxes..........................................          810       (153)      (221)
  Net gain on sales of assets..................................................      --          --           (179)
  Net change in accrued income and expense.....................................         (327)       530      7,616
                                                                                 -----------  ---------  ---------
Net cash provided (used) by operating activities...............................       (5,826)   114,152     82,551
                                                                                 -----------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary.......................................................      (19,734)    (7,000)   (20,248)
Other, net.....................................................................         (767)       (39)       871
                                                                                 -----------  ---------  ---------
Net cash used by investing activities..........................................      (20,501)    (7,039)   (19,377)
                                                                                 -----------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term borrowings..........................................      --          --         (3,000)
Proceeds from issuance of junior subordinated debt to subsidiaries.............      257,733     --         --
Purchases of treasury stock....................................................      (67,771)   (80,810)   (37,374)
Dividends paid--common.........................................................      (21,207)   (18,617)   (16,224)
Dividends paid--preferred......................................................      --            (900)    (3,600)
Other, net.....................................................................       12,334      4,329      2,968
                                                                                 -----------  ---------  ---------
Net cash provided (used) by financing activities...............................      181,089    (95,998)   (57,230)
                                                                                 -----------  ---------  ---------
Net increase in cash and cash equivalents......................................  $   154,762     11,115      5,944
Cash and cash equivalents at beginning of year.................................       18,509      7,394      1,450
Cash and cash equivalents at end of year.......................................  $   173,271     18,509      7,394
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------
Supplemental disclosure of cash flow information
Interest received during the year..............................................  $     4,743        686        279
Interest paid during the year..................................................       10,550        242        558
Income taxes received during the year..........................................        2,027        507      7,393

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE. NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. The term in office of the following director of the Registrant will end on May 19, 1998, and he is not a nominee for reelection to the Board of Directors at the 1998 Annual Meeting of Stockholders:

        Raymond D. Stevens, Jr., age 71, has been a director of First Empire since 1970, and of M&T Bank since 1963. He retired as chairman and a director of Pratt & Lambert United, Inc. upon the consummation of its merger with The Sherwin-Williams Company on January 10, 1996. Mr. Stevens is a Director of M&T Bank.

    The identification of the Registrant's directors is incorporated by reference to the caption "NOMINEES FOR DIRECTOR" contained in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 10, 1998. The identification of the Registrant's executive officers is presented under the caption "Executive Officers of the Registrant" contained in Part I of this Annual Report on Form 10-K.

    Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant's directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant's common stock, is incorporated by reference to the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before April 10, 1998.

ITEM 11. EXECUTIVE COMPENSATION. Incorporated by reference to the
Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 10, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Incorporated by reference to the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 10, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Incorporated by reference to the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 10, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. "Financial Statements and Supplementary Data."

    Financial statement schedules are not required or are inapplicable, and therefore have been omitted.

    (b) Reports on Form 8-K.

    On November 7, 1997, the Registrant filed a Current Report on Form 8-K dated October 28, 1997, reporting on its October 28, 1997 public announcement that the Registrant would acquire ONBANCorp, Inc.

    (c) Exhibits required by Item 601 of Regulation S-K.

    The exhibits listed on the Exhibit Index on pages 99 through 101 of this Annual Report on Form 10-K have been previously filed, are filed herewith or are incorporated herein by reference to other filings.

    (d) Additional financial statement schedules.

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 1998.

                                FIRST EMPIRE STATE CORPORATION

                                By:  /s/ ROBERT G. WILMERS
                                     -----------------------------------------
                                     Robert G. Wilmers
                                     Chairman of the Board,
                                     President and
                                     Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                    DATE
------------------------------  ---------------------------  -------------------
Principal Executive Officer:

    /s/ ROBERT G. WILMERS       Chairman of the Board,       March 5, 1998
------------------------------    President and
      Robert G. Wilmers           Chief Executive Officer

Principal Financial Officer:

     /s/ MICHAEL P. PINTO       Executive Vice President     March 5, 1998
------------------------------    and Chief Financial
       Michael P. Pinto           Officer

Principal Accounting Officer:

   /s/ MICHAEL R. SPYCHALA      Administrative Vice          March 5, 1998
------------------------------    President
     Michael R. Spychala          and Controller

A majority of the board of directors:


---------------------------------------------------------
                      Brent D. Baird

                   /s/ JOHN H. BENISCH                              March 5, 1998
---------------------------------------------------------
                     John H. Benisch

                  /s/ C. ANGELA BONTEMPO                            March 5, 1998
---------------------------------------------------------
                    C. Angela Bontempo

                   /s/ ROBERT T. BRADY                              March 5, 1998
---------------------------------------------------------
                     Robert T. Brady

                  /s/ PATRICK J. CALLAN                             March 5, 1998
---------------------------------------------------------
                    Patrick J. Callan


---------------------------------------------------------
                     Richard E. Garman

                    /s/ JAMES V. GLYNN                              March 5, 1998
---------------------------------------------------------
                      James V. Glynn


---------------------------------------------------------
                      Roy M. Goodman

                 /s/ PATRICK W.E. HODGSON                           March 5, 1998
---------------------------------------------------------
                   Patrick W.E. Hodgson


---------------------------------------------------------
                   Samuel T. Hubbard, Jr.

                  /s/ LAMBROS J. LAMBROS                            March 5, 1998
---------------------------------------------------------
                    Lambros J. Lambros

                  /s/ WILFRED J. LARSON                             March 5, 1998
---------------------------------------------------------
                    Wilfred J. Larson

                   /s/ JORGE G. PEREIRA                             March 5, 1998
---------------------------------------------------------
                     Jorge G. Pereira

               /s/ RAYMOND D. STEVENS, JR.                          March 5, 1998
---------------------------------------------------------
                 Raymond D. Stevens, Jr.





---------------------------------------------------------
                  Herbert L. Washington

                  /s/ JOHN L. WEHLE, JR.                            March 5, 1998
---------------------------------------------------------
                    John L. Wehle. Jr.

                  /s/ ROBERT G. WILMERS                             March 5, 1998
---------------------------------------------------------
                    Robert G. Wilmers



                                 EXHIBIT INDEX



 2.1 Agreement and Plan of Reorganization dated as of October 28, 1997, by and among First Empire State Corporation, Olympia Financial Corp. and ONBANCorp, Inc. Incorporated by reference to Exhibit No. 2 to the Form 8-K dated October 28, 1997 (File No. 1-9861).

 2.2 Stock Option Agreement dated as of October 28, 1997 by and between First Empire State Corporation and ONBANCorp, Inc. Incorporated by reference to Exhibit No. 99.1 to the Form 8-K dated October 28, 1997 (File No. 1-9861).

 2.3 Agreement and Plan of Merger dated as of October 28, 1997, by and among First Empire State Corporation, Olympia Financial Corp. and ONBANCorp, Inc. Incorporated by references to Exhibit No. 2 to the Form 8-K dated January 9, 1998 (File No. 1-9861).

 3.1 Restated Certificate of Incorporation of First Empire State Corporation dated May 7, 1997. Incorporated by reference to Exhibit No. 3.1 to the Form 10-Q for the quarter ended March 31, 1997 (File No. 1-9861).

 3.2 By-Laws of First Empire State Corporation as last amended on July 16, 1991. Incorporated by reference to Exhibit No. 3.2 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).

 4.1 Instruments defining the rights of security holders, including indentures. Incorporated by reference to Exhibit Nos. 3.1, 3.2, 10.1 and 10.2 hereof.

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

 4.5 Amended and Restated Trust Agreement dated as of June 6, 1997 by and among First Empire State Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated June 6, 1997 (File No. 1-9861).

 4.6 Junior Subordinated Indenture dated as of June 6, 1997 by and between First Empire State Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated June 6, 1997 (File No. 1-9861).

 4.7 Guarantee Agreement dated as of June 6, 1997 by and between First Empire State Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to Form 8-K dated June 6, 1997 (File No. 1-9861).

10.1 Revolving Credit Agreement, dated as of November 24, 1995, between First Empire State Corporation and The First National Bank of Boston. Incorporated by reference to Exhibit No. 10.1 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).

10.2 First Empire State Corporation 1983 Stock Option Plan as amended and restated (File No. 1-9861). Filed herewith.

10.3 First Empire State Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.4 to the Form 10-K for the year ended December 31, 1992 (File No. 1 -9861).

       Supplemental Deferred Compensation Agreements between Manufacturers and Traders Trust Company and:

10.4 Robert E. Sadler, Jr. dated as of March 7, 1985. Incorporated by reference to Exhibit Nos. (10)(d) (A) and (B), respectively, to the Form 10-K for the year ended December 31, 1984 (File No. 0-4561);

10.5 Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit No. 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).

10.6 Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).

10.7 First Empire State Corporation Supplemental Pension Plan. Incorporated by reference to Exhibit No. 10.12 to the Form 10-K for the year ended December 31, 1994 (File No. 1-9861).

10.8 First Empire State Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit No. 10.13 to the Form 10-K for the year ended December 31, 1994 (File No. 1-9861).

10.9 First Empire State Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated December 24, 1997 (File No. 333-43175).

10.10 First Empire State Corporation Directors' Stock Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated December 24, 1997 (File No. 333-43171).

11.1   Statement re: Computation of Earnings Per Common Share. Filed herewith.

21.1 Subsidiaries of the Registrant. Incorporated by reference to the caption "Subsidiaries" contained in Part I, Item 1 hereof.

23.1 Consent of Price Waterhouse re: Registration Statement Nos. 33-32044 and 333-16077. Filed herewith.

23.2 Consent of Price Waterhouse re: Registration Statements Nos. 33-12207, 33-58500, 33-63917, 333-43171 and 333-43175. Filed herewith.

27.1 Article 9 Financial Data Schedule for the year ended December 31, 1997. Filed herewith.

99.1 First Empire State Corporation Retirement Savings Plan and Trust Financial Statements and Additional Information for the years ended December 31, 1997 and 1996. Filed herewith.