Form 10-Q
period 1998-03-31
FIRST EMPIRE STATE CORP
filed 1998-05-15
CIK 36270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on May 8, 1998: 8,040,849 shares.

                         FIRST EMPIRE STATE CORPORATION

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 1998

Table of Contents of Information Required in Report                         Page
                                                                            ----

Part I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements.

             CONSOLIDATED BALANCE SHEET -
             March 31, 1998 and December 31, 1997                              3

             CONSOLIDATED STATEMENT OF INCOME -
             Three months ended March 31, 1998 and 1997                        4

             CONSOLIDATED STATEMENT OF CASH FLOWS -
             Three months ended March 31, 1998 and 1997                        5

             CONSOLIDATED STATEMENT OF CHANGES IN
             STOCKHOLDERS' EQUITY - Three months ended
             March 31, 1998 and 1997                                           6

             CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE
             CREDIT LOSSES - Three months ended March 31, 1998 and 1997        6

             NOTES TO FINANCIAL STATEMENTS                                     7

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations.                                                       9

   Item 3.   Quantitative and Qualitative Disclosures
             About Market Risk.                                               22

Part II. OTHER INFORMATION                                                    22

   Item 1.   Legal Proceedings.                                               22

   Item 2.   Changes in Securities and Use of Proceeds.                       22

   Item 3.   Defaults Upon Senior Securities.                                 22

   Item 4.   Submission of Matters to a Vote of Security
             Holders.                                                         22

   Item 5.   Other Information.                                               22

   Item 6.   Exhibits and Reports on Form 8-K.                                23

SIGNATURES                                                                    24

EXHIBIT INDEX                                                                 25

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

--------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET (Unaudited)

                                                                                               March 31,         December 31,
Dollars in thousands, except per share                                                            1998               1997
----------------------------------------------------------------------------------------------------------------------------
Assets                     Cash and due from banks                                          $    436,545            333,805
                           Money-market assets
                             Interest-bearing deposits at banks                                      963                668
                             Federal funds sold and agreements to resell securities              203,231             53,087
                             Trading account                                                      47,600             57,291
                           -------------------------------------------------------------------------------------------------
                               Total money-market assets                                         251,794            111,046
                           -------------------------------------------------------------------------------------------------
                           Investment securities
                             Available for sale (cost: $1,385,121 at March 31, 1998;
                               $1,563,055 at December 31, 1997)                                1,393,276          1,583,273
                             Held to maturity (market value: $78,915 at March 31, 1998;
                               $84,176 at December 31, 1997)                                      78,152             83,665
                             Other (market value:  $58,280 at March 31, 1998;
                               $58,280 at December 31, 1997)                                      58,280             58,280
                           -------------------------------------------------------------------------------------------------
                               Total investment securities                                     1,529,708          1,725,218
                           -------------------------------------------------------------------------------------------------
                           Loans and leases                                                   12,275,080         11,765,533
                             Unearned discount                                                  (241,658)          (268,965)
                             Allowance for possible credit losses                               (278,727)          (274,656)
                           -------------------------------------------------------------------------------------------------
                               Loans and leases, net                                          11,754,695         11,221,912
                           -------------------------------------------------------------------------------------------------
                           Premises and equipment                                                119,834            121,984
                           Accrued interest and other assets                                     477,714            488,970
                           -------------------------------------------------------------------------------------------------
                               Total assets                                                 $ 14,570,290         14,002,935
============================================================================================================================

Liabilities                Noninterest-bearing deposits                                     $  1,420,598          1,458,241
                           NOW accounts                                                          334,623            346,795
                           Savings deposits                                                    3,429,252          3,344,697
                           Time deposits                                                       5,656,328          5,762,497
                           Deposits at foreign office                                            244,034            250,928
                           -------------------------------------------------------------------------------------------------
                               Total deposits                                                 11,084,835         11,163,158
                           -------------------------------------------------------------------------------------------------
                           Federal funds purchased and agreements
                             to repurchase securities                                          1,629,630            930,775
                           Other short-term borrowings                                            94,729            120,143
                           Accrued interest and other liabilities                                264,850            330,774
                           Long-term borrowings                                                  427,397            427,819
                           -------------------------------------------------------------------------------------------------
                               Total liabilities                                              13,501,441         12,972,669
----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity       Preferred stock, $1 par, 1,000,000 shares authorized,
                             none outstanding                                                         --                 --
                           Common stock, $5 par, 15,000,000 shares
                             authorized, 8,097,472 shares issued                                  40,487             40,487
                           Common stock issuable, 8,300 shares in 1998                             3,876                 --
                           Additional paid-in capital                                            107,318            103,233
                           Retained earnings                                                   1,135,722          1,092,106
                           Accumulated other comprehensive income                                  4,827             12,016
                           Treasury stock - common, at cost -
                             1,428,035 shares at March 31, 1998;
                             1,487,123 shares at December 31, 1997                              (223,381)          (217,576)
                           -------------------------------------------------------------------------------------------------
                               Total stockholders' equity                                      1,068,849          1,030,266
                           -------------------------------------------------------------------------------------------------
                               Total liabilities and stockholders' equity                   $ 14,570,290         14,002,935
============================================================================================================================

--------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                                            Three months ended March 31
Amounts in thousands, except per share                                         1998             1997
-------------------------------------------------------------------------------------------------------
Interest income       Loans and leases, including fees                      $ 249,194          229,575
                      Money-market assets
                        Deposits at banks                                           6              709
                        Federal funds sold and agreements
                           to resell securities                                 1,722              405
                        Trading account                                           138              221
                      Investment securities
                        Fully taxable                                          23,630           23,798
                        Exempt from federal taxes                               1,572            1,058
                      ---------------------------------------------------------------------------------
                           Total interest income                              276,262          255,766
-------------------------------------------------------------------------------------------------------
Interest expense      NOW accounts                                                955              920
                      Savings deposits                                         22,607           22,248
                      Time deposits                                            80,634           73,757
                      Deposits at foreign office                                3,239            3,239
                      Short-term borrowings                                    18,597           13,700
                      Long-term borrowings                                      8,553            5,457
                      ---------------------------------------------------------------------------------
                           Total interest expense                             134,585          119,321
                      ---------------------------------------------------------------------------------
                      Net interest income                                     141,677          136,445
                      Provision for possible credit losses                     12,000           11,000
                      ---------------------------------------------------------------------------------
                      Net interest income after provision
                        for possible credit losses                            129,677          125,445
-------------------------------------------------------------------------------------------------------
Other income          Mortgage banking revenues                                13,870           12,075
                      Service charges on deposit accounts                      11,234           10,385
                      Trust income                                              9,485            6,903
                      Merchant discount and other credit card fees              4,238            5,231
                      Trading account and foreign exchange gains                1,779            1,349
                      Gain (loss) on sales of bank investment securities           --              (45)
                      Other revenues from operations                           29,790           10,025
                      ---------------------------------------------------------------------------------
                           Total other income                                  70,396           45,923
-------------------------------------------------------------------------------------------------------
Other expense         Salaries and employee benefits                           58,333           55,559
                      Equipment and net occupancy                              13,479           13,233
                      Printing, postage and supplies                            3,570            3,351
                      Other costs of operations                                58,491           32,141
                      ---------------------------------------------------------------------------------
                           Total other expense                                133,873          104,284
                      ---------------------------------------------------------------------------------
                      Income before income taxes                               66,200           67,084
                      Income taxes                                             17,245           25,825
                      ---------------------------------------------------------------------------------
                      Net income                                            $  48,955           41,259
=======================================================================================================
                      Net income per common share
                        Basic                                                   $7.34             6.17
                        Diluted                                                  7.01             5.81

                      Cash dividends per common share                             .80              .80

                      Average common shares outstanding
                        Basic                                                   6,666            6,685
                        Diluted                                                 6,981            7,100

--------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                                   Three months ended March 31
Dollars In thousands                                                                                   1998            1997
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from                    Net income                                                     $   48,955          41,259
operating activities               Adjustments to reconcile net income to net cash
                                     provided by operating activities
                                        Provision for possible credit losses                          12,000          11,000
                                        Depreciation and amortization of premises and equipment        5,369           5,123
                                        Amortization of capitalized servicing rights                   4,264           3,230
                                        Amortization of goodwill                                       1,825           1,783
                                        Provision for deferred income taxes                           (4,050)         (1,017)
                                        Asset write-downs                                                173             216
                                        Net gain on sales of assets                                       63          (1,470)
                                        Net change in accrued interest receivable, payable            11,079          11,749
                                        Net change in other accrued income and expense               (36,604)         13,767
                                        Net change in loans held for sale                           (120,046)         74,695
                                        Net change in trading account assets and liabilities          (5,815)         (5,061)
                                   ------------------------------------------------------------------------------------------
                                        Net cash provided (used) by operating activities             (82,787)        155,274
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from                    Proceeds from sales of investment securities
investing activities                 Available for sale                                                   --         120,429
                                   Proceeds from maturities of investment securities
                                     Available for sale                                              168,317          54,098
                                     Held to maturity                                                 10,070          29,345
                                   Purchases of investment securities
                                     Available for sale                                                  (44)       (329,941)
                                     Held to maturity                                                 (4,572)         (4,956)
                                     Other                                                                --            (882)
                                   Net increase in interest-bearing
                                     deposits at banks                                                  (295)           (388)
                                   Additions to capitalized servicing rights                          (3,038)        (12,179)
                                   Net increase in loans and leases                                 (423,205)       (163,308)
                                   Capital expenditures, net                                          (3,225)         (1,961)
                                   Acquisitions, net of cash acquired                                     --         123,043
                                   Other, net                                                          6,782          (3,326)
                                   ------------------------------------------------------------------------------------------
                                     Net cash used by investing activities                          (249,210)       (190,026)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from                    Net decrease in deposits                                          (78,543)       (112,376)
financing activities               Net increase (decrease) in short-term borrowings                  674,446         (23,770)
                                   Proceeds from issuance of trust
                                    preferred securities                                                  --         150,000
                                   Payments on long-term borrowings                                     (423)            (68)
                                   Purchases of treasury stock                                       (16,585)        (29,529)
                                   Dividends paid - common                                            (5,332)         (5,353)
                                   Other, net                                                         11,318           3,530
                                   ------------------------------------------------------------------------------------------
                                     Net cash provided (used) by financing activities                584,881         (17,566)
                                   ------------------------------------------------------------------------------------------
                                   Net increase (decrease) in cash and cash equivalents           $  252,884         (52,318)
                                   Cash and cash equivalents at beginning of period                  386,892         449,985
                                   Cash and cash equivalents at end of period                     $  639,776         397,667
=============================================================================================================================
Supplemental                       Interest received during the period                            $  277,376         262,527
disclosure of cash                 Interest paid during the period                                   126,508         115,090
flow information                   Income taxes paid during the period                                56,566           2,500
=============================================================================================================================
Supplemental schedule of
noncash investing and              Real estate acquired in settlement of loans                    $    1,303           1,766
financing activities
=============================================================================================================================

--------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

=================================================================================================================================
                                                                                                      Accumulated
                                                                   Common   Additional                      other
                                          Preferred     Common      stock     paid-in     Retained  comprehensive     Treasury
Dollars in thousands, except per share        stock      stock   issuable     capital     earnings         income        stock
---------------------------------------------------------------------------------------------------------------------------------
1997
Balance-- January 1, 1997                   $   --       40,487        --      96,597      937,072         (2,485)    (166,012)
Comprehensive income:
  Net income                                    --           --        --          --       41,259             --           --
  Other comprehensive income,
    net of tax:
    Unrealized losses on investment
       securities, net of reclassification
       adjustment                               --           --        --          --           --         (6,001)          --


Exercise of stock options                       --           --        --       1,553           --             --        4,595
Purchases of treasury stock                     --           --        --          --           --             --      (29,529)
Common stock cash dividends--
  $.80 per share                                --           --        --          --       (5,353)            --           --
---------------------------------------------------------------------------------------------------------------------------------
Balance-- March 31, 1997                    $   --       40,487        --      98,150      972,978         (8,486)    (190,946)
=================================================================================================================================
1998
Balance-- January 1, 1998                   $   --       40,487        --     103,233    1,092,106         12,016     (217,576)
Comprehensive income:
  Net income                                    --           --        --          --       48,955             --           --
  Other comprehensive income,
    net of tax:
    Unrealized losses on investment
       securities, net of reclassification
       adjustment                               --           --        --          --           --         (7,189)          --


Exercise of stock options                       --           --        --       4,080           --             --       10,778
Purchases of treasury stock                     --           --        --          --           --             --      (16,585)
Deferred bonus plan:
  Deferred stock awards, net                    --           --     3,869           5           --             --            2
  Dividend equivalents                          --           --         7          --           (7)            --           --
Common stock cash dividends--
  $.80 per share                                --           --        --          --       (5,332)            --           --
---------------------------------------------------------------------------------------------------------------------------------
Balance-- March 31,1998                     $   --       40,487     3,876     107,318    1,135,722          4,827     (223,381)
=================================================================================================================================

=========================================================



Dollars in thousands, except per share             Total
---------------------------------------------------------
1997
Balance-- January 1, 1997                    $   905,659
Comprehensive income:
  Net income                                      41,259
  Other comprehensive income,
    net of tax:
    Unrealized losses on investment
       securities, net of reclassification
       adjustment                                 (6,001)
                                              -----------
                                                  35,258
Exercise of stock options                          6,148
Purchases of treasury stock                      (29,529)
Common stock cash dividends--
  $.80 per share                                  (5,353)
---------------------------------------------------------
Balance-- March 31, 1997                     $   912,183
=========================================================
1998
Balance-- January 1, 1998                    $ 1,030,266
Comprehensive income:
  Net income                                      48,955
  Other comprehensive income,
    net of tax:
    Unrealized losses on investment
       securities, net of reclassification
       adjustment                                 (7,189)
                                              -----------
                                                  41,766
Exercise of stock options                         14,858
Purchases of treasury stock                      (16,585)
Deferred bonus plan:
  Deferred stock awards, net                       3,876
  Dividend equivalents                                --
Common stock cash dividends--
  $.80 per share                                  (5,332)
---------------------------------------------------------
Balance-- March 31,1998                      $ 1,068,849
=========================================================

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (Unaudited)

----------------------------------------------------------------------
                                           Three months ended March 31
Dollars in thousands                           1998             1997
----------------------------------------------------------------------
Beginning balance                            274,656          270,466
Provision for possible credit losses          12,000           11,000
Net charge-offs
  Charge-offs                                (12,286)         (13,653)
  Recoveries                                   4,357            5,760
----------------------------------------------------------------------
    Total net charge-offs                     (7,929)          (7,893)
======================================================================
Ending balance                               278,727          273,573
======================================================================

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of First Empire State Corporation and subsidiaries ("the Company") were compiled in accordance with the accounting policies set forth in Note 1 of the Notes to Financial Statements on pages 39 through 41 of the Company's 1997 Annual Report to stockholders, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2.  Earnings per share

The computations of basic earnings per share follow:

                                                 Three months ended March 31
                                                    1998             1997
                                                    ----             ----
                                              (in thousands, except per share)
Income available to common stockholders:

     Net income                                   $48,955           41,259

Weighted-average shares
 outstanding (including common
  stock issuable)                                   6,666            6,685

Basic earnings per share                          $  7.34             6.17


      The computations of diluted earnings per share follow:

                                              Three months ended March 31
                                                  1998            1997
                                                  ----            ----
                                            (in thousands, except per share)
Income available to common
 stockholders                                  $48,955           41,259
Weighted-average shares
 outstanding (including common
  stock issuable)                                6,666            6,685
Plus: incremental shares from
 assumed conversions of
 stock options                                     315              415
                                               -------          -------
Adjusted weighted-average shares
 outstanding                                     6,981            7,100

Diluted earnings per share                     $  7.01             5.81

3. Comprehensive income

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Financial statements presented for periods prior to 1998 are required to be reclassified to reflect application of the provisions of SFAS No. 130.

The following table displays the components of other comprehensive income:

                                              Three months ended March 31, 1998
                                              ---------------------------------
                                              Before-tax     Income
                                                amount        taxes        Net
                                                ------        -----        ---
Unrealized losses on investment securities:
   Unrealized holding
    losses during period (a)                    $(12,063)      4,874     (7,189)
   Less: reclassification
    adjustment for losses
    realized in net income                            --          --         --
                                                --------    --------   --------
   Net unrealized losses                        $(12,063)      4,874     (7,189)
                                                ========    ========   ========

(a) Including the effect of the contribution of appreciated investment securities described in note 4.

                                              Three months ended March 31, 1997
                                              ---------------------------------
                                              Before-tax     Income
                                                amount        taxes        Net
                                                ------        -----        ---
Unrealized losses on investment securities:
   Unrealized holding
    losses during period                        $(10,130)      4,103     (6,027)
   Less: reclassification
    adjustment for losses
    realized in net income                           (45)         19        (26)
                                                --------    --------   --------
   Net unrealized losses                        $(10,085)      4,084     (6,001)
                                                ========    ========   ========

4.  Contribution of appreciated investment securities

In January 1998, First Empire State Corporation ("First Empire") contributed appreciated investment securities with a fair value of $24.6 million to an affiliated, tax-exempt private charitable foundation. As a result of this transfer, the Company recognized tax-exempt other income of $15.3 million and incurred charitable contributions expense of $24.6 million. These amounts are included in the Consolidated Statement of Income in "Other revenues from operations" and "Other costs of operations," respectively. The transfer provided an income tax benefit of approximately $10.0 million and, accordingly, resulted in an after-tax increase in net income of $0.7 million.

5.  Subsequent event

On April 1, 1998, First Empire consummated the merger ("Merger") of ONBANCorp, Inc. ("ONBANCorp") with and into Olympia Financial Corp., a wholly owned subsidiary of First Empire. Following the Merger, OnBank & Trust Co., Syracuse, New York, and Franklin First Savings Bank, Wilkes-Barre, Pennsylvania, both wholly owned subsidiaries of ONBANCorp, were merged with and into Manufacturers and Traders Trust Company ("M&T Bank"), First Empire's principal banking subsidiary. Acquired assets, loans and deposits of ONBANCorp as of April 1, 1998 totaled approximately $5.5 billion, $3.0 billion and $3.8 billion, respectively. First Empire paid $266.3 million in cash and issued 1,429,998 shares of common stock in exchange for the ONBANCorp common shares outstanding at the time of the acquisition. The transaction has been accounted for as a purchase and, accordingly, operations acquired from ONBANCorp will be included in First Empire's financial results beginning with the second quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income of First Empire State Corporation ("First Empire") was $49.0 million or $7.01 of diluted earnings per common share in the first quarter of 1998, increases of 19% and 21%, respectively, from the first quarter of 1997 when net income was $41.3 million or $5.81 of diluted earnings per common share. Net income was $46.3 million or $6.66 of diluted earnings per common share in the fourth quarter of 1997. Basic earnings per common share rose 19% to $7.34 in the recent quarter from $6.17 in the first quarter of 1997 and 5% from $7.01 earned in 1997's fourth quarter. The annualized rate of return on average total assets for First Empire and its consolidated subsidiaries ("the Company") in the first quarter of 1998 was 1.41%, compared with 1.30% in the year-earlier quarter and 1.33% in 1997's last quarter. The annualized return on average common stockholders' equity was 18.86% in the initial 1998 quarter, compared with 18.24% and 18.25% in the first and fourth quarters of 1997, respectively.

      On April 1, 1998, First Empire acquired ONBANCorp, Inc. ("ONBANCorp"), a bank holding company headquartered in Syracuse, New York. As a result of the acquisition, ONBANCorp's two banking subsidiaries, OnBank & Trust Co. in Syracuse, which operated 59 offices in upstate New York, and Franklin First Savings Bank in Wilkes-Barre, Pennsylvania, which operated 19 offices in northeastern Pennsylvania, were merged with and into First Empire's principal banking subsidiary, Manufacturers and Traders Trust Company ("M&T Bank"). The acquisition has been accounted for as a purchase, and, accordingly, the operations acquired from ONBANCorp will be included in First Empire's financial results beginning with the second quarter of 1998. ONBANCorp's stockholders received $266.3 million in cash and 1,429,998 shares of First Empire common stock in exchange for the ONBANCorp shares outstanding at the time of the acquisition. Acquired assets, loans and deposits totaled $5.5 billion, $3.0 billion and $3.8 billion, respectively, on April 1.

Taxable-equivalent Net Interest Income

Net interest income expressed on a taxable-equivalent basis was $143.2 million in the first quarter of 1998, up $5.5 million or 4% from $137.7 million in the year-earlier quarter, but slightly lower than the $143.9 million earned in the final 1997 quarter. Growth in average loans and leases was the most significant factor contributing to the improvement in net interest income from the initial quarter of 1997. Average loans and leases increased $887 million, or 8%, to $11.6 billion in the recent quarter from $10.7 billion in the year-earlier quarter. Average loans and leases were $11.3 billion in the fourth quarter of 1997. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

                                                            Percent increase
                                                            (decrease) from
                                             1st Qtr.     1st Qtr.      4th Qtr.
                                               1998         1997          1997
                                             -------      -------       -------
Commercial, financial, etc.                  $ 2,393            9%            2%
Real estate - commercial                       4,502           12             3
Real estate - consumer                         2,510           18             5
Consumer
   Automobile                                    917          (18)           (1)
   Home equity                                   652            3            --
   Credit cards                                  246          (18)           (6)
   Other                                         382           14             1
                                             -------      -------       -------
    Total consumer                             2,197           (8)           (1)
                                             -------      -------       -------
        Total                                $11,602            8%            2%
                                             =======      =======       =======

      Investment securities averaged $1.6 billion in the first quarter of 1998, equal to the year-earlier period but down from $1.7 billion in 1997's fourth quarter. Money-market assets averaged $141 million in 1998's initial quarter, compared with $94 million and $100 million in the first and fourth quarters of 1997, respectively. In general, the size of the investment securities and money-market assets portfolios is influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

      As a result of the changes described above, average earning assets totaled $13.4 billion in the first 1998 quarter, an increase of $937 million, or 8%, from $12.4 billion in the first quarter of 1997. Average earning assets in the recent quarter were up 2% from $13.1 billion in the fourth quarter of 1997.

      Core deposits represent a significant source of funding to the Company and generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits include noninterest-bearing demand deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000. The Company's branch network is the principal source of core deposits. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association ("M&T Bank, N.A."), a wholly owned bank subsidiary of First Empire. Average core deposits increased to $8.4 billion in the first quarter of 1998 from $8.1 billion in the year-earlier quarter, but decreased slightly from $8.5 billion in the final quarter of 1997. Average core deposits of M&T Bank, N.A. were $433 million in the recently completed quarter, compared with $388 million in the first quarter of 1997 and $432 million in the fourth quarter of 1997. The accompanying table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS
Dollars in millions

                                                            Percent increase
                                                            (decrease) from
                                             1st Qtr.     1st Qtr.      4th Qtr.
                                               1998         1997          1997
                                             -------      -------       -------
NOW accounts                                  $  270          (4)%           5%
Savings deposits                               3,446           3            (1)
Time deposits less than $100,000               3,408           2            (1)
Noninterest-bearing deposits                   1,272           9            (3)
                                              ------      ------        ------
    Total                                     $8,396           3%           (1)%
                                              ======      ======        ======

      The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through M&T Bank's offshore branch office, and brokered certificates of deposit. Brokered deposits are used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $1.3 billion during the recent quarter and totaled $1.2 billion at March 31, 1998, compared with an average balance of $1.1 billion during the comparable 1997 period and a total balance of $1.1 billion at March 31, 1997. Brokered deposits averaged $1.5 billion in the fourth quarter of 1997. The weighted average remaining term to maturity of brokered deposits at March 31, 1998 was 2.4 years. However, certain of the deposits have provisions that allow early redemption. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

      In addition to deposits, the Company uses short-term borrowings from banks, securities dealers, the Federal Home Loan Bank of New York ("FHLB") and others as sources of funding. Short-term borrowings averaged $1.4 billion in the initial 1998 quarter, compared with $1.0 billion and $829 million in the first and fourth quarters of 1997, respectively. Long-term borrowings averaged $428 million in the first quarter of 1998 and the fourth quarter of 1997, and $278 million in the first quarter of 1997. Long-term borrowings include $250 million of trust preferred securities issued during the first and second quarters of 1997 and $175 million of subordinated capital notes issued in prior years by M&T Bank.

      Changes in the composition of the Company's earning assets and interest-bearing liabilities, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.68% in the first quarter of 1998, compared with 3.83% in the year-earlier quarter. The rate paid on interest-bearing liabilities increased 19 basis points (hundredths of one percent) to 4.75% in the first quarter of 1998 from 4.56% in the corresponding 1997 quarter, largely the result of the previously noted issuances of $250 million of trust preferred securities. Such increase was partially offset by a 4 basis point increase in the yield on earning assets to 8.43% in the recently completed quarter from 8.39% in the first quarter of 1997. The net interest spread was 3.64% in the fourth quarter of 1997 when the yield on earning assets was 8.36% and the rate paid on interest-bearing liabilities was 4.72%.

      The contribution to net interest margin, or taxable equivalent net interest income expressed as an annualized percentage of average earning assets, of interest-free funds was .67% in the first quarter of 1998, equal to the comparable quarter of 1997 but down from .70% in 1997's final quarter. Average interest-free funds, which include noninterest-bearing deposits and stockholders' equity, totaled $1.9 billion in the first quarter of 1998, up $43 million from a year earlier, but down $86 million from the fourth quarter of 1997.

      As part of the management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, the rates paid on interest-bearing deposits. The notional amount of interest rate swap agreements used as part of the Company's management of interest rate risk in effect at March 31, 1998 and 1997 was $2.5 billion and $2.3 billion, respectively. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under the terms of a $33 million swap, the Company pays a fixed rate of interest and receives a variable rate. At March 31, 1998, the weighted average rates to be received and paid under interest rate swap agreements were 6.36% and 5.63%, respectively. As of March 31, 1998, the Company had also entered into a forward-starting swap with an aggregate notional amount of $76 million in which the Company will pay a fixed rate of interest and receive a variable rate. Such forward-starting swap had no effect on the Company's net interest income through March 31, 1998. The average notional amounts of interest rate swaps entered into for interest rate risk management purposes and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

                                       Three months ended March 31
                             -----------------------------------------------
                                     1998                        1997
                             -------------------        --------------------
                             Amount       Rate*           Amount       Rate*
                             ------       -----         ---------      -----
Increase (decrease) in:
    Interest income       $      282        .01%        $       177     .01%
    Interest expense          (3,205)      (.11)             (3,208)   (.12)
                          ----------                    -----------
    Net interest
      income/margin       $    3,487        .11%        $     3,385     .11%
                          ==========      =====         ===========    ====
Average notional
    amount **             $2,596,119                    $ 2,287,090
                          ==========                    ===========

 * Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
 **  Excludes forward-starting interest rate swaps.

      The Company estimates that as of March 31, 1998 it would have received approximately $18.4 million if all interest rate swap agreements entered into for interest rate risk management purposes had been terminated. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not reflected in the consolidated financial statements.

      As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Accordingly, a critical element in managing a financial institution is ensuring that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating expenses, and to be used for other corporate purposes. Deposits and borrowings, maturities of money-market assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. Through membership in the FHLB, as well as other available borrowing facilities, First Empire's banking subsidiaries have access to additional funding sources. In addition to the proceeds of the $250 million of junior subordinated debt issued to two special purpose subsidiaries in 1997, First Empire utilizes dividend payments from its banking subsidiaries, which are subject to various regulatory limitations, to pay dividends, repurchase treasury stock, and fund debt service and other operating expenses. First Empire also maintains a $25 million line of credit with an unaffiliated commercial bank, all of which was available for borrowing at March 31, 1998. The Company had access to sufficient liquid assets to fund the cash portion of the ONBANCorp acquisition. Management does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either First Empire or its subsidiary banks. Furthermore, management closely monitors the Company's liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet anticipated funding needs.

      Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company's financial instruments. The core banking activities of lending and deposit-taking expose the Company to interest rate risk. As a result of interest rate risk, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and off-balance sheet financial instruments. Management's philosophy toward positioning the Company for interest rate movements is to attempt to limit such variability. The balances of both on- and off-balance sheet financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of mortgage-related assets and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analyses of the Company's sensitivity to changes in the market values of financial instruments resulting from changing interest rates.

      The Asset-Liability Committee, which includes members of senior management, monitors the Company's interest rate sensitivity with the aid of a computer model which considers the impact of ongoing lending and deposit gathering activities, as well as statistically derived interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on-or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and entering into or modifying existing interest rate swap agreements.

      The accompanying table displays the estimated impact on net interest income from financial instruments held for non-trading purposes resulting from changes in interest rates during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
(dollars in thousands)                    Calculated
                                          increase (decrease)
                                          in projected net
Changes in Interest Rates                 interest income
-------------------------                 ---------------
+200 basis points                         $    (4,260)
+100 basis points                                 422
-100 basis points                               3,021
-200 basis points                               6,550

      The calculation of the impact of changes in interest rates on net interest income is based upon many assumptions, including prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumes gradual changes in interest rates of 100 and 200 basis points up and down during a twelve month period. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions, as well as any actions, such as those previously described, which management may take to counter these changes.

      The Company engages in trading activities to meet the financial needs of customers and to profit from perceived market opportunities. Trading activities are conducted utilizing financial instruments that include forward and futures contracts related to foreign currency exchange and mortgage-backed securities, U.S. Treasury and other government securities, and interest rate contracts such as swaps. As a result, the Company is exposed to foreign currency and interest rate risk resulting from trading activities. However, the Company generally mitigates exposure arising from trading activities by entering into offsetting positions. Accordingly, the Company's exposure to interest rate, foreign exchange or other price risk related to trading activities as of March 31, 1998 was not considered material.

Provision for Possible Credit Losses

The purpose of the provision is to replenish or build the Company's allowance for possible credit losses to a level necessary to maintain an adequate reserve position. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Based upon the results of such review, management believes that the allowance for possible credit losses at March 31, 1998 was adequate to absorb credit losses inherent in the portfolio of loans and leases.

      The provision for possible credit losses in the initial quarter of 1998 was $12.0 million, up from $11.0 million in the first quarter of 1997, but equal to 1997's fourth quarter. Net loan charge-offs in the first three months of 1998 totaled $7.9 million, equal to 1997's first quarter, but down from $9.7 million in last year's fourth quarter. Net charge-offs as an annualized percentage of average loans and leases were .28% in the recently completed quarter, compared with .30% in the corresponding 1997 quarter and .34% in the fourth quarter of 1997. Net charge-offs of consumer loans in the first quarter of 1998 were $7.8 million, compared with $8.8 million in the year-earlier quarter and $9.2 million in the fourth quarter of 1997. Net consumer loan charge-offs as an annualized percentage of average consumer loans and leases were 1.45% in the initial 1998 quarter, compared with 1.50% in the first quarter of 1997 and 1.64% in 1997's final quarter.

      Nonperforming loans totaled $70.0 million or .58% of total loans and leases outstanding at March 31, 1998, compared with $97.0 million or .90% at March 31, 1997 and $80.7 million or .70% at December 31, 1997. Nonperforming commercial real estate loans totaled $10.7 million at March 31, 1998, $25.6 million at March 31, 1997 and $17.4 million at December 31, 1997. Nonperforming commercial real estate loans include loans secured by properties located in the New York City metropolitan area of $206 thousand at March 31, 1998, $8.2 million at March 31, 1997 and $7.0 million at December 31, 1997. Nonperforming consumer loans totaled $19.5 million at March 31, 1998, compared with $17.4 million at March 31, 1997 and $21.9 million at December 31, 1997. The increase in nonperforming consumer loans from March 31, 1997 is generally consistent with current industry trends and also reflects growth in the Company's consumer loan portfolio, particularly automobile loans. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .90% at March 31, 1998, compared with .74% and .99% at March 31 and December 31, 1997, respectively. Assets taken in foreclosure of defaulted loans were $7.8 million at March 31, 1998, $8.7 million at March 31, 1997 and $8.4 million at December 31, 1997.

      A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSETS
Dollars in thousands

                                1998                  1997 Quarters

                           First Quarter    Fourth    Third   Second    First
                           -------------    ------    -----   ------    -----
Nonaccrual loans             $ 40,737       38,588   50,369   62,525   57,366
Loans past due
  90 days or more              24,449       30,402   29,979   31,810   36,857
Renegotiated loans              4,819       11,660    5,413    2,741    2,741
                             --------       ------   ------  -------  -------
Total nonperforming loans      70,005       80,650   85,761   97,076   96,964
Other real estate owned         7,828        8,413    8,239    9,698    8,694
                             --------       ------   ------  -------  -------
Total nonperforming assets   $ 77,833       89,063   94,000  106,774  105,658
                             ========       ======   ======  =======  =======

Government guaranteed
  nonperforming loans*       $ 14,787       17,712   17,853   20,656   22,753
                             ========       ======  =======   ======   ======
Nonperforming loans
  to total loans and leases,
  net of unearned discount        .58%         .70%     .76%     .88%     .90%
Nonperforming assets
  to total net loans and
  other real estate owned         .65%         .77%     .83%     .97%     .98%
                             ========       ======  =======   ======   ======

* Included in total nonperforming loans.

      The allowance for possible credit losses at March 31, 1998 was $278.7 million, or 2.32% of total loans and leases, compared with $273.6 million or 2.53% a year earlier and $274.7 million or 2.39% at December 31, 1997. The ratio of the allowance for possible credit losses to nonperforming loans was 398% at the recent quarter-end, compared with 282% at March 31, 1997 and 341% at December 31, 1997.

Other Income

In January 1998, First Empire contributed appreciated investment securities with a fair value of $24.6 million to an affiliated, tax-exempt private charitable foundation. As a result of this transfer, the Company incurred charitable contributions expense of $24.6 million and recognized tax-exempt other income of $15.3 million. The transfer provided an income tax benefit of approximately $10.0 million and, accordingly, resulted in an after-tax increase in net income of $0.7 million, or $.10 per share. Excluding the effect of the transfer, other income totaled $55.1 million in the first quarter of 1998, compared with $45.9 million in the year-earlier quarter and $53.0 million in the fourth quarter of 1997.

      Mortgage banking revenues totaled $13.9 million in the first quarter of 1998, compared with $12.1 million in the year-earlier quarter and $14.6 million in the final quarter of 1997. Residential mortgage loan servicing fees were $7.2 million in the recently completed quarter, up from $5.8 million in the first quarter of 1997, but slightly lower than the $7.4 million earned in the fourth quarter of 1997. Gains from sales of residential mortgage loans and loan servicing rights were $5.9 million in the initial quarter of 1998, compared with $5.6 million in the year-earlier quarter and $6.3 million in 1997's final quarter. Residential mortgage loans serviced for others totaled $7.3 billion and $6.5 billion at March 31, 1998 and 1997, respectively, and $7.5 billion at December 31, 1997. Capitalized servicing assets were $59 million and $51 million at March 31, 1998 and 1997, respectively, and $61 million at December 31, 1997.

      Service charges on deposit accounts totaled $11.2 million in the recent quarter, an increase of 8% from $10.4 million in the corresponding quarter of 1997, but slightly lower than $11.4 million in the fourth quarter of 1997. Trust income was $9.5 million in the first quarter of 1998, compared with $6.9 million in last year's first quarter and $8.9 million in the fourth quarter of 1997. Merchant discount and other credit card fees were $4.2 million in the initial 1998 quarter, down from $5.2 million and $5.4 million in the first and fourth quarters of 1997, respectively. Due to poorer than expected results, during 1997 and the first quarter of 1998 the Company completed the termination of all but one of its co-branded credit card programs. These programs were initiated during 1995 and 1996. Included in merchant discount and other credit card fees are amounts earned in connection with the terminated programs were approximately $1.1 million during the first quarter of 1998, compared with $2.6 million in the year-earlier period and $1.5 million in the fourth quarter of 1997. Outstanding credit card balances related to these programs at March 31, 1998 were $44 million, compared with $96 million at March 31, 1997 and $61 million at December 31, 1997. Trading account and foreign exchange activity resulted in gains of $1.8 million in the first quarter of 1998, compared with gains of $1.3 million and $318 thousand in the first and fourth quarters of 1997, respectively.

      Excluding the $15.3 million of tax-exempt income related to the transfer of securities to the Company's affiliated foundation, other revenue from operations totaled $14.5 million in the recent quarter, compared with $10.0 million in the first quarter of 1997 and $12.4 million in the fourth quarter of 1997. Tax-exempt income earned from the Company's ownership of bank- owned life insurance contributed to each increase.

Other Expense

Excluding the effect of the previously discussed contribution of investment securities to the affiliated foundation, other expense totaled $109.3 million in the first quarter of 1998, compared with $104.3 million in the first quarter of 1997 and $110.7 million in the fourth quarter of 1997.

      Salaries and employee benefits expense was $58.3 million in the recent quarter, 5% higher than the $55.6 million in the initial 1997 quarter and 7% above the $54.6 million in the fourth quarter of 1997. Factors contributing to the higher expenses were merit salary increases and higher costs associated with incentive-based compensation arrangements and employee benefits.

      Excluding the $24.6 million of contributions expense discussed above, nonpersonnel expense totaled $51.0 million in the recently completed quarter, compared with $48.7 million in the year-earlier quarter and $56.1 million in the fourth quarter of 1997. The decrease in expenses from the fourth quarter of 1997 was largely the result of lower advertising and professional services expenses. Customer rebates and other expenses based on card usage directly attributable to the previously noted terminated co-branded credit card programs were approximately $1.1 million in the first quarter of 1998, compared with $3.6 million in the corresponding 1997 quarter and $1.6 million in the fourth quarter of 1997.

Capital

Stockholders' equity at March 31, 1998 was $1.1 billion, equal to 7.34% of total assets, compared with $912 million or 6.95% a year earlier and $1.0 billion or 7.36% at December 31, 1997. On a per share basis, stockholders' equity was $160.06 at March 31, 1998, up from $137.33 and $155.86 at March 31 and December 31, 1997, respectively.

      Stockholders' equity at March 31, 1998 was increased by $4.8 million, or $.72 per common share, for the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with unrealized losses of $8.5 million or $1.28 per common share at March 31, 1997 and unrealized gains of $12.0 million or $1.82 per common share at December 31, 1997. The unrealized gains and losses represent the amount by which the fair value of investment securities classified as available for sale differs from amortized cost, net of applicable income taxes. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

      Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, core capital includes $250 million of trust preferred securities issued by two special-purpose subsidiaries of First Empire in the first and second quarters of 1997. As of March 31, 1998, total capital also included $160 million of the subordinated notes issued by M&T Bank in prior years. Unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. The capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., are presented in the accompanying table as of March 31, 1998.

REGULATORY CAPITAL RATIOS
March 31, 1998

                     First Empire        M&T           M&T
                    (Consolidated)      Bank         Bank, N.A.
                    --------------    ---------      ----------
Core capital            10.72%           8.91%        16.16%
Total capital           13.31%          11.53%        17.41%
Leverage                 9.25%           7.82%         7.71%

      The Company has historically maintained capital ratios in excess of regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income less dividends expressed as an annualized percentage of average total stockholders' equity, was 16.80% during the first quarter of 1998, compared with 15.88% and 16.17% in the first and fourth quarters of 1997, respectively. The April 1, 1998 acquisition of ONBANCorp reduced the capital ratios of the Company and M&T Bank. However, following the acquisition, such capital ratios still exceed the regulatory guidelines for a well-capitalized institution.

      In February 1997, First Empire announced a plan to repurchase up to 303,317 shares of its common stock in connection with the possible future exercise of outstanding stock options. As of March 31, 1998, First Empire had repurchased 214,879 common shares pursuant to such plan at an average cost of $352.04 per share. During the first quarter of 1998, First Empire repurchased 36,868 common shares at a total cost of $16.6 million.

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

--------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

QUARTERLY TRENDS

                                                               1998                             1997 Quarters
=================================================================================================================================
Taxable-equivalent basis                                 First quarter          Fourth         Third         Second        First
---------------------------------------------------------------------------------------------------------------------------------
Earnings and dividends
Amounts in thousands, except per share
Interest income                                                277,803         277,166       271,305        265,301      257,029
Interest expense                                               134,585         133,270       129,768        125,734      119,321
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                            143,218         143,896       141,537        139,567      137,708
Less: provision for possible credit losses                      12,000          12,000        12,000         11,000       11,000
Other income                                                    70,396          52,979        50,182         43,983       45,923
Less: other expense                                            133,873         110,716       104,706        102,070      104,284
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                      67,741          74,159        75,013         70,480       68,347
Applicable income taxes                                         17,245          26,246        27,518         26,329       25,825
Taxable-equivalent adjustment                                    1,541           1,613         1,604          1,360        1,263
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                      48,955          46,300        45,891         42,791       41,259
---------------------------------------------------------------------------------------------------------------------------------
Per common share data
      Net income
          Basic                                                  $7.34            7.01          6.96           6.46         6.17
          Diluted                                                 7.01            6.66          6.62           6.17         5.81
      Net income, excluding securities transactions
          Basic                                                   7.34            7.01          6.97           6.47         6.18
          Diluted                                                 7.01            6.66          6.63           6.19         5.81
      Cash dividends                                             $ .80             .80           .80            .80          .80
Average common shares outstanding
      Basic                                                      6,666           6,599         6,592          6,627        6,685
      Diluted                                                    6,981           6,955         6,927          6,928        7,100
=================================================================================================================================
Balance sheet data
Dollars in millions, except per share
Average balances
      Total assets                                             $14,055          13,785        13,424         13,148       12,866
      Earning assets                                            13,357          13,148        12,905         12,700       12,420
      Investment securities                                      1,614           1,721         1,747          1,715        1,611
      Loans and leases, net of unearned discount                11,602          11,327        11,002         10,842       10,715
      Deposits                                                  10,988          11,262        11,170         10,914       10,454
      Stockholders' equity                                       1,053           1,007           962            925          917
---------------------------------------------------------------------------------------------------------------------------------
At end of quarter
      Total assets                                             $14,570          14,003        13,675         13,441       13,122
      Earning assets                                            13,778          13,333        13,100         12,903       12,621
      Investment securities                                      1,530           1,725         1,752          1,708        1,693
      Loans and leases, net of unearned discount                12,033          11,497        11,271         10,980       10,803
      Deposits                                                  11,085          11,163        11,205         11,186       10,533
      Stockholders' equity                                       1,069           1,030           982            951          912
      Equity per common share                                   160.06          155.86        149.31         143.64       137.33
=================================================================================================================================

Performance ratios, annualized
Return on
      Average assets                                              1.41%           1.33%         1.36%          1.31%        1.30%
      Average common stockholders' equity                        18.86%          18.25%        18.92%         18.55%       18.24%
Net interest margin on average earning assets                     4.35%           4.34%         4.35%          4.41%        4.50%
Nonperforming assets to total assets,
      at end of quarter                                            .53%            .64%          .69%           .79%         .81%
=================================================================================================================================
Market price per common share
      High                                                        $504             468           415            343 1/2      336
      Low                                                          429             401           335            303          281
      Closing                                                      499 7/8         465           415            337          320
=================================================================================================================================

--------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

                                                            1998 First quarter              1997 Fourth quarter
                                                        Average              Average    Average             Average
Average balance in millions; interest in thousands      balance    Interest     rate    balance   Interest     rate
--------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
      Commercial, financial, etc.                      $  2,393   $  49,755     8.43%     2,353     49,625     8.37%
      Real estate                                         7,012     148,744     8.49      6,752    145,960     8.65
      Consumer                                            2,197      51,194     9.45      2,222     52,259     9.33
--------------------------------------------------------------------------------------------------------------------
          Total loans and leases, net                    11,602     249,693     8.73     11,327    247,844     8.68
--------------------------------------------------------------------------------------------------------------------
Money-market assets
      Interest-bearing deposits at banks                      1           6     2.91          1          6     2.80
      Federal funds sold and agreements
          to resell securities                              127       1,722     5.51         56        772     5.50
      Trading account                                        13         169     5.13         43        825     7.55
--------------------------------------------------------------------------------------------------------------------
          Total money-market assets                         141       1,897     5.45        100      1,603     6.36
--------------------------------------------------------------------------------------------------------------------
Investment securities**
      U.S. Treasury and federal agencies                  1,013      15,861     6.35      1,098     17,328     6.26
      Obligations of states and political subdivisions       37         628     6.83         40        672     6.60
      Other                                                 564       9,724     7.00        583      9,719     6.62
--------------------------------------------------------------------------------------------------------------------
          Total investment securities                     1,614      26,213     6.59      1,721     27,719     6.39
--------------------------------------------------------------------------------------------------------------------
          Total earning assets                           13,357     277,803     8.43     13,148    277,166     8.36
--------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                       (279)                           (273)
Cash and due from banks                                     321                             322
Other assets                                                656                             588
--------------------------------------------------------------------------------------------------------------------
          Total assets                                 $ 14,055                          13,785
====================================================================================================================
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
      NOW accounts                                     $    270         955     1.44        257        897     1.39
      Savings deposits                                    3,446      22,607     2.66      3,483     23,418     2.67
      Time deposits                                       5,753      80,634     5.68      5,978     85,711     5.69
      Deposits at foreign office                            247       3,239     5.31        227      3,079     5.37
--------------------------------------------------------------------------------------------------------------------
          Total interest-bearing deposits                 9,716     107,435     4.48      9,945    113,105     4.51
--------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                     1,353      18,597     5.57        829     11,610     5.56
Long-term borrowings                                        428       8,553     8.11        428      8,555     7.93
--------------------------------------------------------------------------------------------------------------------
          Total interest-bearing liabilities             11,497     134,585     4.75     11,202    133,270     4.72
--------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                              1,272                           1,316
Other liabilities                                           233                             260
--------------------------------------------------------------------------------------------------------------------
          Total liabilities                              13,002                          12,778
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                      1,053                           1,007
--------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity   $ 14,055                          13,785
====================================================================================================================
Net interest spread                                                             3.68                           3.64
Contribution of interest-free funds                                              .67                            .70
--------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                      $ 143,218     4.35%              143,896     4.34%
====================================================================================================================

                                                              1997 Third quarter
                                                         Average              Average
Average balance in millions; interest in thousands       balance   Interest      rate
---------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
      Commercial, financial, etc.                          2,226     47,527      8.47%
      Real estate                                          6,468    139,184      8.61
      Consumer                                             2,308     54,025      9.28
---------------------------------------------------------------------------------------
          Total loans and leases, net                     11,002    240,736      8.68
---------------------------------------------------------------------------------------
Money-market assets
      Interest-bearing deposits at banks                      63        944      5.91
      Federal funds sold and agreements
          to resell securities                                69        952      5.47
      Trading account                                         24        414      6.96
---------------------------------------------------------------------------------------
          Total money-market assets                          156      2,310      5.88
---------------------------------------------------------------------------------------
Investment securities**
        U.S. Treasury and federal agencies                 1,132     17,959      6.29
      Obligations of states and political subdivisions        45        755      6.61
      Other                                                  570      9,545      6.64
---------------------------------------------------------------------------------------
          Total investment securities                      1,747     28,259      6.42
---------------------------------------------------------------------------------------
          Total earning assets                            12,905    271,305      8.34
---------------------------------------------------------------------------------------
Allowance for possible credit losses                        (273)
Cash and due from banks                                      303
Other assets                                                 489
---------------------------------------------------------------------------------------
          Total assets                                    13,424
=======================================================================================
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
      NOW accounts                                           234        803      1.36
      Savings deposits                                     3,443     22,746      2.62
      Time deposits                                        6,021     85,889      5.66
      Deposits at foreign office                             221      2,969      5.32
---------------------------------------------------------------------------------------
          Total interest-bearing deposits                  9,919    112,407      4.50
---------------------------------------------------------------------------------------
Short-term borrowings                                        641      8,801      5.45
Long-term borrowings                                         428      8,560      7.94
---------------------------------------------------------------------------------------
          Total interest-bearing liabilities              10,988    129,768      4.69
---------------------------------------------------------------------------------------
Noninterest-bearing deposits                               1,251
Other liabilities                                            223
---------------------------------------------------------------------------------------
          Total liabilities                               12,462
---------------------------------------------------------------------------------------
Stockholders' equity                                         962
---------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity      13,424
=======================================================================================
Net interest spread                                                              3.65
Contribution of interest-free funds                                               .70
---------------------------------------------------------------------------------------
Net interest income/margin on earning assets                        141,537      4.35%
=======================================================================================

                                                                     (continued)

*   Includes nonaccrual loans.
**  Includes available for sale securities at amortized cost.

--------------------------------------------------------------------------------
                 FIRST EMPIRE STATE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

                                                                  1997 Second quarter               1997 First quarter
                                                            Average                 Average     Average              Average
Average balance in millions; interest in thousands          balance     Interest       rate     balance    Interest     rate
-----------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
      Commercial, financial, etc.                          $  2,260    $  47,680       8.46%      2,187      44,623     8.27%
      Real estate                                             6,265      134,710       8.60       6,139     131,135     8.54
      Consumer                                                2,317       53,347       9.23       2,389      54,311     9.22
-----------------------------------------------------------------------------------------------------------------------------
          Total loans and leases, net                        10,842      235,737       8.72      10,715     230,069     8.71
-----------------------------------------------------------------------------------------------------------------------------
Money-market assets
      Interest-bearing deposits at banks                         54          816       6.01          48         709     6.01
      Federal funds sold and agreements
          to resell securities                                   64          860       5.40          32         405     5.22
      Trading account                                            25          443       7.10          14         255     7.22
-----------------------------------------------------------------------------------------------------------------------------
          Total money-market assets                             143        2,119       5.93          94       1,369     5.93
-----------------------------------------------------------------------------------------------------------------------------
Investment securities**
        U.S. Treasury and federal agencies                    1,192       19,002       6.39       1,064      16,679     6.36
      Obligations of states and political subdivisions           44          728       6.59          41         677     6.66
      Other                                                     479        7,715       6.46         506       8,235     6.61
-----------------------------------------------------------------------------------------------------------------------------
          Total investment securities                         1,715       27,445       6.42       1,611      25,591     6.44
-----------------------------------------------------------------------------------------------------------------------------
          Total earning assets                               12,700      265,301       8.38      12,420     257,029     8.39
-----------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                           (272)                               (272)
Cash and due from banks                                         307                                 298
Other assets                                                    413                                 420
-----------------------------------------------------------------------------------------------------------------------------
          Total assets                                     $ 13,148                              12,866
=============================================================================================================================
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
      NOW accounts                                         $    259          835       1.30         281         920     1.33
      Savings deposits                                        3,406       22,495       2.65       3,346      22,248     2.70
      Time deposits                                           5,852       82,254       5.64       5,410      73,757     5.53
      Deposits at foreign office                                216        2,873       5.33         255       3,239     5.16
-----------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing deposits                     9,733      108,457       4.47       9,292     100,164     4.37
-----------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                           749       10,230       5.48       1,033      13,700     5.38
Long-term borrowings                                            355        7,047       7.93         278       5,457     7.96
-----------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing liabilities                 10,837      125,734       4.65      10,603     119,321     4.56
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                                  1,181                               1,162
Other liabilities                                               205                                 184
-----------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                  12,223                              11,949
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                            925                                 917
-----------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity       $ 13,148                              12,866
=============================================================================================================================
Net interest spread                                                                    3.73                             3.83
Contribution of interest-free funds                                                     .68                              .67
-----------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                           $ 139,567       4.41%                137,708     4.50%
=============================================================================================================================

*  Includes nonaccrual loans.
** Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Incorporated by reference to the discussion contained under the caption "Taxable-equivalent Net Interest Income" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities and Use of Proceeds.
        (Not applicable.)

Item 3. Defaults Upon Senior Securities.
        (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

      A Special Meeting of Stockholders of First Empire was held on March 17, 1998. At the meeting, stockholders approved the merger ("Merger") of ONBANCorp with and into Olympia Financial Corp. ("Olympia"), a wholly owned subsidiary of First Empire, and the issuance of up to 1,510,000 shares of First Empire common stock in connection with the Merger. The following table presents the tabulation of the votes with respect to the Merger at that meeting of stockholders:

                                 Number of Votes
            ---------------------------------------------------
               For                Against               Abstain
            ---------             -------               -------
            5,607,327               7,833                19,541

Item 5. Other Information.

      Barbara L. Laughlin, an Executive Vice President of First Empire, M&T Bank and M&T Bank, N.A., resigned as an employee of the Company effective February 17, 1998. Prior to her resignation, Ms. Laughlin was responsible for the management of the Company's Technology and Banking Operations Division.

Item 6. Exhibits and Reports on Form 8-K.

      (a) The following exhibits are filed as a part of this report:

      Exhibit
        No.
      -------
       27.1    Financial Data Schedule. Filed herewith.

       27.2    Financial Data Schedule (Restated). Filed herewith.

       27.3    Financial Data Schedule (Restated). Filed herewith.

      (b) Reports on Form 8-K. First Empire filed a Current Report on Form 8-K dated January 9, 1998 reporting under Item 5 that First Empire had issued a press release disclosing its earnings for the fiscal quarter and year ended December 31, 1997, together with related financial information about First Empire. Such Current Report also included, as Item 7 exhibits, copies of the foregoing press release and the Agreement and Plan of Merger dated as of October 28, 1997 by and between ONBANCorp, Olympia and First Empire. Such Current Report was filed on February 5, 1998.

            First Empire also filed a Current Report on Form 8-K dated April 1, 1998, disclosing under Item 2 that it had consummated the merger of ONBANCorp with and into Olympia, a wholly owned subsidiary of First Empire, on April 1, 1998. Certain financial statements and other exhibits were filed with, or incorporated by reference into, such Current Report in Item 7 thereof. Such Current Report on Form 8-K was filed on April 10, 1998, and an amendment of Item 7 thereto on Form 8-K/A was filed on May 14, 1998 in order to disclose the pro forma financial information required to be filed by Item 7(b) of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST EMPIRE STATE CORPORATION


Date: May 15, 1998                     By: /s/ Michael P. Pinto
                                           -----------------------------
                                           Michael P. Pinto
                                           Executive Vice President
                                           and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No.
-------
  27.1  Financial Data Schedule. Filed herewith.

  27.2  Financial Data Schedule (Restated). Filed herewith.

  27.3  Financial Data Schedule (Restated). Filed herewith.