Form 10-Q
period 1998-06-30
M&T BANK CORP
filed 1998-08-13
CIK 36270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-9861




                              M&T BANK CORPORATION
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

                         FIRST EMPIRE STATE CORPORATION
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on August 7, 1998: 7,984,895 shares.

                              M&T BANK CORPORATION

                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 1998

Table of Contents of Information Required in Report                            Page

Part I.  FINANCIAL INFORMATION

Item 1.       Financial Statements.

                  CONSOLIDATED BALANCE SHEET -
                  June 30, 1998 and December 31, 1997                             3

                  CONSOLIDATED STATEMENT OF INCOME -
                  Three and six months ended
                  June 30, 1998 and 1997                                          4

                  CONSOLIDATED STATEMENT OF CASH FLOWS -
                  Six months ended June 30, 1998 and 1997                         5

                  CONSOLIDATED STATEMENT OF CHANGES IN
                  STOCKHOLDERS' EQUITY - Six months ended
                  June 30, 1998 and 1997                                          6

                  CONSOLIDATED SUMMARY OF CHANGES IN
                  ALLOWANCE FOR POSSIBLE CREDIT LOSSES -
                  Six months ended June 30, 1998 and 1997                         6

                  NOTES TO FINANCIAL STATEMENTS                                   7

    Item 2.       Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations.                                                     12

    Item 3.       Quantitative and Qualitative Disclosures
                  About Market Risk.                                              29


Part II. OTHER INFORMATION                                                        29

    Item 1.       Legal Proceedings.                                              29

    Item 2.       Changes in Securities and Use of Proceeds.                      29

    Item 3.       Defaults Upon Senior Securities.                                29

    Item 4.       Submission of Matters to a Vote of Security
                  Holders.                                                        29

    Item 5.       Other Information.                                              30

    Item 6.       Exhibits and Reports on Form 8-K.                               30

SIGNATURES                                                                        32

EXHIBIT INDEX                                                                     33



                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

-------------------------------------------------------------------------------
                     M&T BANK CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET (Unaudited)


                                                                                           June 30,      December 31,
Dollars in thousands, except per share                                                      1998              1997
---------------------------------------------------------------------------------------------------------------------
Assets                Cash and due from banks                                          $    511,273         333,805
                      Money-market assets
                          Interest-bearing deposits at banks                                    670             668
                          Federal funds sold and agreements to resell securities            336,410          53,087
                          Trading account                                                   167,454          57,291
                      ----------------------------------------------------------------------------------------------
                             Total money-market assets                                      504,534         111,046
                      ----------------------------------------------------------------------------------------------
                      Investment securities
                          Available for sale (cost: $2,450,378 at June 30, 1998;
                             $1,563,055 at December 31, 1997)                             2,461,545       1,583,273
                          Held to maturity (market value: $127,230 at June 30, 1998;
                             $84,176 at December 31, 1997)                                  126,488          83,665
                          Other (market value:  $118,542 at June 30, 1998;
                             $58,280 at December 31, 1997)                                  118,542          58,280
                      ----------------------------------------------------------------------------------------------
                             Total investment securities                                  2,706,575       1,725,218
                      ----------------------------------------------------------------------------------------------
                      Loans and leases                                                   15,487,386      11,765,533
                          Unearned discount                                                (242,607)       (268,965)
                          Allowance for possible credit losses                             (310,811)       (274,656)
                      ----------------------------------------------------------------------------------------------
                             Loans and leases, net                                       14,933,968      11,221,912
                      ----------------------------------------------------------------------------------------------
                      Premises and equipment                                                173,678         121,984
                      Goodwill and core deposit intangible                                  566,878          17,288
                      Accrued interest and other assets                                     741,139         471,682
                      ----------------------------------------------------------------------------------------------
                             Total assets                                              $ 20,138,045      14,002,935
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Liabilities           Noninterest-bearing deposits                                     $  2,096,105       1,458,241
                      NOW accounts                                                          476,381         346,795
                      Savings deposits                                                    4,525,942       3,344,697
                      Time deposits                                                       7,407,806       5,762,497
                      Deposits at foreign office                                            306,725         250,928
                      ----------------------------------------------------------------------------------------------
                             Total deposits                                              14,812,959      11,163,158
                      ----------------------------------------------------------------------------------------------
                      Federal funds purchased and agreements
                          to repurchase securities                                        2,177,388         930,775
                      Other short-term borrowings                                           394,736         166,549
                      Accrued interest and other liabilities                                399,360         284,368
                      Long-term borrowings                                                  694,594         427,819
                      ----------------------------------------------------------------------------------------------
                             Total liabilities                                           18,479,037      12,972,669
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity  Preferred stock, $1 par, 1,000,000 shares authorized,
                          none outstanding                                                     --              --
                      Common stock, $5 par, 15,000,000 shares
                          authorized, 8,101,539 shares issued at June 30, 1998;
                          8,097,472 issued at December 31, 1997                              40,508          40,487
                      Common stock issuable, 8,315 shares at June 30, 1998                    3,885            --
                      Additional paid-in capital                                            487,926         103,233
                      Retained earnings                                                   1,172,399       1,092,106
                      Accumulated other comprehensive income                                  6,642          12,016
                      Treasury stock - common, at cost -
                          102,295 shares at June 30, 1998;
                          1,487,123 shares at December 31, 1997                             (52,352)       (217,576)
                      ----------------------------------------------------------------------------------------------
                             Total stockholders' equity                                   1,659,008       1,030,266
                      ----------------------------------------------------------------------------------------------
                             Total liabilities and stockholders' equity                $ 20,138,045      14,002,935
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------



CONSOLIDATED STATEMENT OF INCOME (Unaudited)


                                                                           Three months ended June 30  Six months ended June 30
Amounts in thousands, except per share                                          1998          1997       1998            1997
-------------------------------------------------------------------------------------------------------------------------------
Interest income         Loans and leases, including fees                       $ 315,307     235,226    $ 564,501      464,801
                        Money-market assets
                            Deposits at banks                                        364         816          370        1,525
                            Federal funds sold and agreements
                               to resell securities                                1,247         860        2,969        1,265
                            Trading account                                          467         410          605          631
                        Investment securities
                            Fully taxable                                         42,238      25,409       65,868       49,207
                            Exempt from federal taxes                              2,101       1,220        3,673        2,278
                        -------------------------------------------------------------------------------------------------------
                               Total interest income                             361,724     263,941      637,986      519,707
-------------------------------------------------------------------------------------------------------------------------------
Interest expense        NOW accounts                                               1,189         835        2,144        1,755
                        Savings deposits                                          30,636      22,495       53,243       44,743
                        Time deposits                                            105,500      82,254      186,134      156,011
                        Deposits at foreign office                                 3,562       2,873        6,801        6,112
                        Short-term borrowings                                     30,969      10,230       49,566       23,930
                        Long-term borrowings                                      12,788       7,047       21,341       12,504
                        -------------------------------------------------------------------------------------------------------
                               Total interest expense                            184,644     125,734      319,229      245,055
                        -------------------------------------------------------------------------------------------------------
                        Net interest income                                      177,080     138,207      318,757      274,652
                        Provision for possible credit losses                      13,200      11,000       25,200       22,000
                        -------------------------------------------------------------------------------------------------------
                        Net interest income after provision
                            for possible credit losses                           163,880     127,207      293,557      252,652
-------------------------------------------------------------------------------------------------------------------------------
Other income            Mortgage banking revenues                                 18,466      12,172       32,336       24,247
                        Service charges on deposit accounts                       14,180      10,726       25,414       21,111
                        Trust income                                               9,938       7,233       19,423       14,136
                        Merchant discount and other credit card fees               4,330       4,234        8,568        9,465
                        Trading account and foreign exchange gains                   506         596        2,285        1,945
                        Gain (loss) on sales of bank investment securities           322        (188)         322         (233)
                        Other revenues from operations                            18,668       9,210       48,458       19,235
                        -------------------------------------------------------------------------------------------------------
                               Total other income                                 66,410      43,983      136,806       89,906
-------------------------------------------------------------------------------------------------------------------------------
Other expense           Salaries and employee benefits                            69,930      53,561      128,263      109,120
                        Equipment and net occupancy                               17,878      13,155       31,357       26,388
                        Printing, postage and supplies                             5,029       3,472        8,599        6,823
                        Amortization of goodwill and core deposit intangible      10,875       1,859       12,700        3,642
                        Other costs of operations                                 51,292      30,023      107,958       60,381
                        -------------------------------------------------------------------------------------------------------
                               Total other expense                               155,004     102,070      288,877      206,354
                        -------------------------------------------------------------------------------------------------------
                        Income before income taxes                                75,286      69,120      141,486      136,204
                        Income taxes                                              30,587      26,329       47,832       52,154
                        -------------------------------------------------------------------------------------------------------
                        Net income                                             $  44,699      42,791    $  93,654       84,050
                        -------------------------------------------------------------------------------------------------------
                        Net income per common share
                            Basic                                              $    5.55         6.46   $   12.72       12.63
                            Diluted                                                 5.32         6.17       12.16       11.98

-------------------------------------------------------------------------------------------------------------------------------
                        Cash dividends per common share                             1.00          .80        1.80        1.60

                        Average common shares outstanding
                            Basic                                                  8,051       6,627        7,363       6,656
                            Diluted                                                8,409       6,928        7,699       7,014


-------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                                                                        Six months ended June 30
Dollars In thousands                                                                                       1998           1997
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from              Net income                                                           $      93,654         84,050
operating activities         Adjustments to reconcile net income to net cash
                                provided by operating activities
                                    Provision for possible credit losses                                 25,200         22,000
                                    Depreciation and amortization of premises
                                       and equipment                                                     11,897         10,294
                                    Amortization of capitalized servicing rights                          9,708          6,804
                                    Amortization of goodwill and core deposit intangible                 12,700          3,642
                                    Provision for deferred income taxes                                  (6,262)        (5,123)
                                    Asset write-downs                                                     3,166            619
                                    Net gain on sales of assets                                            (700)        (1,229)
                                    Net change in accrued interest receivable, payable                    1,936          4,668
                                    Net change in other accrued income and expense                       13,250         22,116
                                    Net change in loans held for sale                                  (134,486)        39,835
                                    Net change in trading account assets and liabilities               (123,711)        10,124
                             ----------------------------------------------------------------------------------------------------
                                    Net cash provided (used) by operating activities                    (93,648)       197,800
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from              Proceeds from sales of investment securities
investing activities            Available for sale                                                      112,890        200,942
                             Proceeds from maturities of investment securities
                                Available for sale                                                      502,169        118,275
                                Held to maturity                                                         28,092         46,936
                                Other                                                                     7,930              -
                             Purchases of investment securities
                                Available for sale                                                      (35,514)      (472,516)
                                Held to maturity                                                        (18,969)       (17,337)
                                Other                                                                   (21,873)        (3,576)
                             Net increase in interest-bearing
                                deposits at banks                                                            (2)       (48,791)
                             Additions to capitalized servicing rights                                   (6,469)       (12,917)
                             Net increase in loans and leases                                          (659,515)      (318,388)
                             Capital expenditures, net                                                  (12,954)        (5,650)
                             Acquisitions, net of cash acquired:
                                ONBANCorp, Inc.                                                          26,264              -
                                Deposits and banking offices                                                  -        123,043
                             Purchases of bank owned life insurance                                    (150,000)             -
                             Other, net                                                                  (2,963)        (3,907)
                             ----------------------------------------------------------------------------------------------------

                                Net cash used by investing activities                                  (230,914)      (393,886)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from              Net increase (decrease) in deposits                                       (115,908)       539,565
financing activities         Net increase (decrease) in short-term borrowings                           978,727       (536,492)
                             Proceeds from issuance of trust preferred securities                             -        250,000
                             Payments on long-term borrowings                                            (1,591)           (86)
                             Purchases of treasury stock                                                (74,711)       (48,702)
                             Dividends paid - common                                                    (13,345)       (10,652)
                             Other, net                                                                  12,181         (2,129)
                             ----------------------------------------------------------------------------------------------------
                                Net cash provided by financing activities                               785,353        191,504
                             ----------------------------------------------------------------------------------------------------
                             Net increase (decrease) in cash and cash equivalents                 $     460,791         (4,582)
                             Cash and cash equivalents at beginning of period                           386,892        449,985
                             Cash and cash equivalents at end of period                           $     847,683        445,403
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Supplemental                 Interest received during the period                                  $     633,831        511,184
disclosure of cash           Interest paid during the period                                            317,942        233,728
flow information             Income taxes paid during the period                                         47,233         37,784
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of     Real estate acquired in settlement of loans                          $       3,387          3,941
noncash investing and        Acquisition of ONBANCorp, Inc:
financing activities            Common stock issued                                                     587,819             --
                                Fair value of:
                                    Assets acquired (noncash)                                         5,204,863             --
                                    Liabilities assumed                                               4,618,411             --
                                    Stock options                                                        19,424             --
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)



--------------------------------------------------------------------------------------------------------------------------------
                                                                                             Common      Additional
                                                                     Preferred   Common       stock         paid-in    Retained
   Dollars in thousands, except per share                                stock    stock    issuable         capital    earnings
--------------------------------------------------------------------------------------------------------------------------------
   1997
   Balance - January 1, 1997                                          $   --     40,487         --       96,597         937,072
   Comprehensive income:
       Net income                                                         --         --         --           --          84,050
       Other comprehensive income,
          net of tax:
          Unrealized gains on investment
              securities, net of reclassification
              adjustment                                                  --         --         --           --              --


   Exercise of stock options                                              --         --         --        4,721              --
   Purchases of treasury stock                                            --         --         --           --              --
   Common stock cash dividends -
       $1.60 per share                                                    --         --         --           --         (10,652)
--------------------------------------------------------------------------------------------------------------------------------
   Balance - June 30, 1997                                            $    -     40,487          -      101,318       1,010,470
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
   1998
   Balance - January 1, 1998                                          $   --     40,487         --      103,233       1,092,106
   Comprehensive income:
       Net income                                                         --         --         --           --          93,654
       Other comprehensive income,
          net of tax:
          Unrealized losses on investment
              securities, net of reclassification
              adjustment                                                  --         --         --           --              --


   Exercise of stock options                                              --         11         --          837              --
   Purchases of treasury stock                                            --         --         --           --              --
   Acquisition of ONBANCorp:
       Common stock issued                                                --         10         --      364,427              --
       Fair value of stock options                                        --         --         --       19,424              --
   Deferred bonus plan:
       Deferred stock awards, net                                         --         --      3,869            5              --
       Dividend equivalents                                               --         --         16           --             (16)
   Common stock cash dividends -
       $1.80 per share                                                    --         --         --           --         (13,345)
--------------------------------------------------------------------------------------------------------------------------------
   Balance - June 30,1998                                             $    -     40,508      3,885      487,926       1,172,399
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------
                                                                          Accumulated
                                                                                other
                                                                        comprehensive     Treasury
   Dollars in thousands, except per share                                      income        stock          Total
------------------------------------------------------------------------------------------------------------------
   Balance - January 1, 1997                                                  (2,485)    (166,012)     $  905,659
   Comprehensive income:
       Net income                                                                 --           --          84,050
       Other comprehensive income,
          net of tax:
          Unrealized gains on investment
              securities, net of reclassification
              adjustment                                                       5,913           --           5,913
                                                                                                        ----------
                                                                                                           89,963
   Exercise of stock options                                                      --       10,048          14,769
   Purchases of treasury stock                                                    --      (48,702)        (48,702)
   Common stock cash dividends -
       $1.60 per share                                                            --           --         (10,652)
------------------------------------------------------------------------------------------------------------------
   Balance - June 30, 1997                                                     3,428     (204,666)     $  951,037
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
   1998
   Balance - January 1, 1998                                                  12,016     (217,576)     $1,030,266
   Comprehensive income:
       Net income                                                                 --           --          93,654
       Other comprehensive income,
          net of tax:
          Unrealized losses on investment
              securities, net of reclassification
              adjustment                                                      (5,374)          --          (5,374)
                                                                                                        ----------
                                                                                                           88,280
   Exercise of stock options                                                      --       16,551          17,399
   Purchases of treasury stock                                                    --      (74,711)        (74,711)
   Acquisition of ONBANCorp:
       Common stock issued                                                        --      223,382         587,819
       Fair value of stock options                                                --           --          19,424
   Deferred bonus plan:
       Deferred stock awards, net                                                 --            2           3,876
       Dividend equivalents                                                       --           --              --
   Common stock cash dividends -
       $1.80 per share                                                            --           --         (13,345)
------------------------------------------------------------------------------------------------------------------
   Balance - June 30,1998                                                      6,642      (52,352)     $1,659,008
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------






CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                               Six months ended June 30
   Dollars in thousands                                                                         1998                    1997
-----------------------------------------------------------------------------------------------------------------------------
   Beginning balance                                                                       $ 274,656                 270,466
   Provision for possible credit losses                                                       25,200                  22,000
   Allowance obtained through acquisition                                                     27,905                      --
   Net charge-offs
       Charge-offs                                                                           (25,292)                (29,883)
       Recoveries                                                                              8,342                   9,350
-----------------------------------------------------------------------------------------------------------------------------
          Total net charge-offs                                                              (16,950)                (20,533)
-----------------------------------------------------------------------------------------------------------------------------
   Ending balance                                                                          $ 310,811                 271,933
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS

1.  Significant accounting policies

In May 1998, First Empire State Corporation ("First Empire") changed its name to M&T Bank Corporation ("M&T"). The consolidated financial statements of M&T and subsidiaries ("the Company") were compiled in accordance with the accounting policies set forth in Note 1 of Notes to Financial Statements on pages 39 through 41 of the Company's 1997 Annual Report to stockholders, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2.  Earnings per share

The computations of basic earnings per share follow:


                                                        Three months ended                 Six months ended
                                                               June 30                         June 30
                                                           1998        1997              1998          1997
                                                            (in thousands, except per share)
Income available to common stockholders:

     Net income                                           $44,699      42,791            93,654        84,050

Weighted-average shares
 outstanding (including common
  stock issuable)                                           8,051       6,627             7,363         6,656

Basic earnings per share                                  $  5.55        6.46             12.72         12.63


        The computations of diluted earnings per share follow:


                                                          Three months ended            Six months ended
                                                              June 30                        June 30
                                                           1998        1997              1998          1997
                                                            (in thousands, except per share)


Income available to common
 stockholders                                             $44,699      42,791            93,654        84,050
Weighted-average shares
 outstanding (including common
  stock issuable)                                           8,051       6,627             7,363         6,656
Plus: incremental shares from
 assumed conversions of
 stock options                                                358         301               336           358
                                                           ------      ------            ------        ------
Adjusted weighted-average shares
 outstanding                                                8,409       6,928             7,699         7,014

Diluted earnings per share                                $  5.32        6.17             12.16         11.98



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

The following table displays the components of other comprehensive income:

                                          Six months ended June 30, 1998
                                           Before-tax     Income
                                             amount        taxes        Net
Unrealized losses on investment securities:
   Unrealized holding
    losses during period(a)                  $(8,729)              3,546      (5,183)
   Less: reclassification
    adjustment for gains
    realized in net income                       322                (131)        191
                                             -------               -----      ------
   Net unrealized losses                     $(9,051)              3,677      (5,374)
                                              ======               =====      ======

(a) Including the effect of the contribution of appreciated investment securities described in note 4.

                                           Six months ended June 30, 1997
                                           Before-tax     Income
                                             amount        taxes       Net
Unrealized gains on investment securities:
   Unrealized holding
    gains during period                      $ 9,786        (4,011)     5,775
   Add: reclassification
    adjustment for losses
    realized in net income                       233            95        138
                                              ------         -----      -----
   Net unrealized gains                      $10,019        (4,106)     5,913
                                              ======         =====      =====

4.  Contribution of appreciated investment securities

In January 1998, M&T contributed appreciated investment securities with a fair value of $24.6 million to an affiliated, tax-exempt private charitable foundation. As a result of this transfer, the Company recognized tax-exempt other income of $15.3 million and incurred charitable contributions expense of $24.6 million. These amounts are included in the Consolidated Statement of Income in "Other revenues from operations" and "Other costs of operations," respectively. The transfer provided an income tax benefit of approximately $10.0 million and, accordingly, resulted in an after-tax increase in net income of $0.7 million.

5.  Acquisition of ONBANCorp, Inc.

On April 1, 1998, M&T consummated the merger ("Merger") of ONBANCorp, Inc. ("ONBANCorp") with and into Olympia Financial Corp.("Olympia"), a wholly owned subsidiary of M&T. Following the Merger, OnBank & Trust Co., Syracuse, New York, and Franklin First Savings Bank, Wilkes-Barre, Pennsylvania, both wholly owned subsidiaries of ONBANCorp, were merged with and into Manufacturers and Traders Trust Company ("M&T Bank"), M&T's principal banking subsidiary.

After application of the election, allocation and proration procedures contained in the merger agreement with ONBANCorp, M&T paid $266.3 million in cash and issued 1,429,998 shares of common stock in exchange for the ONBANCorp common shares outstanding at the time of acquisition. In addition, based on the merger agreement and the exchange ratio provided for therein, M&T converted outstanding and unexercised stock options granted by ONBANCorp into options to purchase 61,772 shares of M&T common stock. The purchase price of the transaction was approximately $873.6 million based on the cash paid to ONBANCorp stockholders, the market price of M&T common shares on October 28, 1997 before the terms of the Merger were agreed to and announced by M&T and ONBANCorp, and the estimated fair value of ONBANCorp stock options converted into M&T stock options.

Acquired assets, loans and deposits of ONBANCorp on April 1, 1998 totaled approximately $5.5 billion, $3.0 billion and $3.8 billion, respectively. The transaction has been accounted for as a purchase and, accordingly, operations acquired from ONBANCorp have been included in the Company's financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $501 million of goodwill and $61 million of core deposit intangible. The goodwill is being amortized on a straight-line basis over twenty years and the core deposit intangible is being amortized on an accelerated basis over ten years. The Company incurred expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the Company of approximately $16.7 million and $18.4 million during the three and six month periods ended June 30, 1998, respectively. The Company expects to incur additional integration costs during the remainder of 1998 which will be expensed as incurred.

Presented below is certain pro forma information as if ONBANCorp had been acquired on January 1, 1997. These results combine the historical results of ONBANCorp into the Company's Consolidated Statement of Income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place at that time. In particular, expenses related to systems conversions and other costs of integration are included in the 1998 periods in which such costs were incurred and, additionally, the Company expects to achieve further operating cost savings as a result of the Merger which are not reflected in the pro forma amounts presented below.

                                                       Pro forma
                                               Six months ended June 30
                                                 1998               1997
                                           (in thousands, except per share)

Interest income                                $714,756           $691,102
Other income                                    143,874            110,087
Net income                                       83,736             85,543
Diluted earnings per common share              $  10.33           $  10.50


6. Borrowings

In January 1997, First Empire Capital Trust I ("Trust I"), a Delaware business trust organized by the Company on January 17, 1997, issued $150 million of 8.234% preferred capital securities. In June 1997, First Empire Capital Trust II ("Trust II"), a Delaware business trust organized by the Company on May 30, 1997, issued $100 million of 8.277% preferred capital securities. As a result of the ONBANCorp acquisition, the Company assumed responsibility for similar preferred capital securities previously issued by a special-purpose subsidiary of ONBANCorp. In February 1997, OnBank Capital Trust I ("OnBank Trust I" and, together with Trust I and Trust II, the "Trusts"), a Delaware business trust organized by ONBANCorp on January 24, 1997, issued $60 million of 9.25% preferred capital securities.

Other than the following payment terms (and the redemption terms described below), the preferred capital securities issued by the Trusts ("Capital Securities") are identical in all material respects:


                               Distribution         Distribution
          Trust                     Rate                 Dates

         Trust I                   8.234%         February 1 and August 1

         Trust II                  8.277%         June 1 and December 1

         OnBank Trust I            9.25%          February 1 and August 1


The common securities of Trust I and Trust II are wholly owned by M&T and the common securities of OnBank Trust I are wholly owned by Olympia. The common securities of each trust ("Common Securities") are the only class of each Trust's securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding Trust and are classified in the Company's consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. Under the Federal Reserve Board's current risk-based capital guidelines, the Capital Securities are includable in the Company's Tier 1 capital.

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase the following amounts of junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") issued by M&T in the case of Trust I and Trust II and Olympia in the case of OnBank Trust I:


            Capital           Common               Junior Subordinated
 Trust     Securities        Securities            Debentures

Trust I    $150 million      $4.64 million   $154.64 million aggregate
                                             liquidation amount of 8.234%
                                             Junior Subordinated Debentures
                                             due February 1, 2027.

Trust II   $100 million      $3.09 million   $103.09 million aggregate
                                             liquidation amount of 8.277%
                                             Junior Subordinated Debentures
                                             due June 1, 2027.
OnBank
 Trust I   $60 million      $1.856 million   $61.856 million aggregate
                                             liquidation amount of 9.25%
                                             Junior Subordinated Debentures
                                             due February 1, 2027.


The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust.

Holders of the Capital Securities receive preferential cumulative cash distributions semi-annually on each distribution date at the stated distribution rate unless M&T, in the case of Trust I and Trust II, or Olympia, in the case of OnBank Trust I, exercise the right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods, in which case payment of distributions on the respective Capital Securities will be deferred for a comparable period. During an extended interest period, M&T and/or Olympia may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of the respective company's capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T in the case of Trust I and Trust II and Olympia in the case of OnBank Trust I of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of M&T and Olympia.

The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events ("Events") set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after the stated optional redemption dates (February 1, 2007 in the case of Trust I and OnBank Trust I, and June 1, 2007 in the case of Trust II) contemporaneously with the Company's optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at M&T's option in the case of Trust I and Trust II and Olympia's option in the case of OnBank Trust I (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or
(ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities upon their early redemption will be expressed as a percentage of the liquidation amount plus accumulated but unpaid distributions. In the case of Trust I, such percentage adjusts annually and ranges from 104.117% at February 1, 2007 to 100.412% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007. In the case of Trust II, such percentage adjusts annually and ranges from 104.139% at June 1, 2007 to 100.414% for the annual period ending May 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to June 1, 2007. In the case of OnBank Trust I, such percentage adjusts annually and ranges from 104.625% at February 1, 2007 to 100.463% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

Effective May 29, 1998, First Empire State Corporation changed its name to M&T Bank Corporation ("M&T"). M&T's common stock began trading on the New York Stock Exchange under the symbol "MTB" on June 1, 1998.

        On April 1, 1998, M&T completed its acquisition of ONBANCorp, Inc. ("ONBANCorp"), a bank holding company headquartered in Syracuse, New York. Immediately after the acquisition, ONBANCorp's two banking subsidiaries, OnBank & Trust Co. in Syracuse, which operated 59 offices in upstate New York, and Franklin First Savings Bank in Wilkes-Barre, Pennsylvania, which operated 19 offices in northeastern Pennsylvania, were merged with and into Manufacturers and Traders Trust Company ("M&T Bank"), M&T's principal banking subsidiary. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operations acquired from ONBANCorp have been included in the financial results of M&T and its consolidated subsidiaries ("the Company") since the acquisition date. ONBANCorp's stockholders received $266.3 million in cash and 1,429,998 shares of M&T common stock in exchange for ONBANCorp shares outstanding at the time of acquisition. A summary of assets acquired and liabilities assumed on April 1, 1998 in connection with the ONBANCorp transaction follows (in thousands):

Assets

Investment securities                              $1,576,604
Loans and leases, net of unearned discount          2,970,306
Allowance for loan loss                               (27,905)
                                                    ---------
 Loans and leases, net                              2,942,401
Goodwill and core deposit intangible                  562,290
Other assets                                          410,666
                                                    ---------
 Total assets                                      $5,491,961

Liabilities

Deposits                                           $3,767,729
Short-term borrowings                                 543,734
Long-term borrowings                                  268,617
Other liabilities                                      38,331
                                                    ---------
 Total liabilities                                 $4,618,411


        In connection with the acquisition, the Company recorded approximately $562 million of goodwill and core deposit intangible, and incurred significant nonrecurring expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into M&T Bank. Such expenses totaled $16.7 million and $18.4 million during the three and six month periods ended June 30, 1998, respectively. The Company expects to incur additional integration costs during the remainder of 1998 which will be expensed as incurred.

        M&T's net income for the second quarter of 1998 was $44.7 million, up 4% from $42.8 million in the second quarter of 1997. Diluted earnings per common share were $5.32 in the recent quarter, a decrease of 14% from $6.17 in the year-earlier quarter. Net income was $49.0 million or $7.01 of diluted earnings per share in the first quarter of 1998. Basic earnings per share also declined 14% to $5.55 in the second quarter of 1998 from $6.46 in the corresponding 1997 quarter. Basic earnings per share were $7.34 in the initial 1998 quarter. The after-tax impact on the second quarter of 1998 of nonrecurring expenses associated with merging the operations of ONBANCorp into the Company was $11.3 million or $1.34 of diluted earnings per share and $1.40 of basic earnings per share. For the six months ended June 30, 1998, net income was $93.7 million or $12.16 per diluted share, up 11% and 2%, respectively, from $84.1 million or $11.98 per share during the first half of 1997. Basic earnings per share were $12.72 in the first six months of 1998, up from $12.63 in the corresponding 1997 period. Nonrecurring merger-related expenses lowered net income during the first half of 1998 by $12.3 million and diluted and basic earnings per share by $1.59 and $1.66, respectively.

        The annualized rate of return on average assets for the Company in the second quarter of 1998 was .92%, compared with 1.31% and 1.41% in the second quarter of 1997 and the first quarter of 1998, respectively. The annualized rate of return on average common stockholders' equity was 10.77% in the recent quarter, down from 18.55% in the year-earlier quarter and 18.86% in the initial 1998 quarter. During the first six months of 1998, the annualized rates of return on average assets and average common stockholders' equity were 1.12% and 13.89%, respectively, compared with 1.30% and 18.40%, respectively, in the corresponding 1997 period. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.15% and 13.50%, respectively, during the second quarter of 1998 and 1.27% and 15.70%, respectively, during 1998's first half.


Cash Operating Results

As a result of the acquisition of ONBANCorp on April 1, 1998 and, to a significantly lesser extent, acquisitions of other entities in prior years, M&T had recorded as assets at June 30, 1998 goodwill and core deposit intangible totaling $566.9 million. Since the amortization of goodwill and core deposit intangible does not result in a cash expense, M&T believes that reporting its operating results on a "cash" basis (which excludes the after-tax effect of amortization of goodwill and core deposit intangible and the related asset balances) represents a more relevant measure of financial performance and better reflects the cash return on the investments made by M&T to improve and expand its franchise. Cash basis data presented herein do not exclude the effect of non-cash operating expenses such as depreciation, provision for possible credit losses, or deferred income taxes associated with the results of operations.

        Cash net income, excluding nonrecurring merger-related expenses, was $65.4 million in the second quarter of 1998, up 48% from $44.4 million in the year-earlier quarter. On the same basis, diluted earnings per share for the recent quarter were $7.78, an increase of 22% from $6.40 in the second quarter of 1997. Cash net income and diluted earnings per share, excluding one-time expenses, were $51.4 million and $7.37, respectively, in the first quarter of 1998. For the first half of 1998, excluding merger-related expenses, cash net income and diluted cash earnings per share were $116.9 million and $15.18, respectively, up 34% and 22%, respectively, from $87.1 million and $12.42 in the corresponding 1997 period.

        Cash return on average tangible assets, excluding nonrecurring merger-related expenses, was an annualized 1.38% in the recent quarter, compared with 1.36% in the second quarter of 1997 and 1.49% in the initial 1998 quarter. Cash return on average tangible common equity, also before one-time expenses, was an annualized 23.50% in the second quarter of 1998, up from 19.70% in the year-earlier quarter and 20.13% in the first quarter of 1998. For the first six months of 1998, excluding one-time merger-related expenses, the annualized cash return on average tangible assets and average tangible common stockholders' equity was 1.43% and 21.89%, respectively, compared with 1.35% and 19.55%, respectively, in the corresponding 1997 period. As noted earlier, the after-tax impact of merger-related expenses on net income and diluted earnings per share was $11.3 million and $1.34, respectively, in the second quarter of 1998 and $12.3 million and $1.59, respectively, in 1998's first half. Including the effect of merger-related expenses, the cash return on average tangible assets for the three and six month periods ended June 30, 1998 was 1.14% and 1.28%, respectively, and the cash return on average tangible common stockholders' equity was 19.45% and 19.60%, respectively.


Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income increased to $178.9 million in the second quarter of 1998, up $39.3 million or 28% from $139.6 million in the year-earlier quarter and $35.6 million higher than the $143.2 million earned in the first quarter of 1998. The most significant factor contributing to the improvement in net interest income was growth in average loans and leases. Average loans and leases increased $4.1 billion, or 38%, to $15.0 billion in the second quarter of 1998 from $10.8 billion in the year-earlier quarter. Average loans and leases in the recent quarter were $3.4 billion, or 29%, higher than the first quarter of 1998. The primary reason for the higher loan balances was the $3.0 billion of loans obtained on April 1, 1998 in the ONBANCorp acquisition, including approximately $450 million of commercial loans, $380 million of commercial real estate loans, $1.2 billion of residential mortgage loans and $930 million of consumer loans. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)

                                                      Percent increase
Dollars in millions                                    (decrease) from
                                     2nd Qtr.     2nd Qtr.    1st Qtr.
                                       1998         1997        1998
                                     --------     --------    ------

Commercial, financial, etc.          $ 2,954         31 %        23 %
Real estate - commercial               5,005         22          11
Real estate - consumer                 3,946         84          57
Consumer
   Automobile                          1,386         29          51
   Home equity                           750         17          15
   Credit cards                          216        (15)        (12)
   Other                                 721        111          89
                                      ------        ---          --
    Total consumer                     3,073         33          40
                                      ------        ---          --
          Total                      $14,978         38 %        29 %
                                     --------     --------    -----
                                     --------     --------    -----


         For the first six months of 1998, taxable-equivalent net interest income was $322.1 million, up from $277.3 million in the corresponding 1997 period. An increase in average loans and leases of $2.5 billion, including approximately $1.5 billion attributable to the loans acquired in the ONBANCorp transaction, was the leading factor contributing to this improvement.

         Including approximately $1.4 billion acquired in the ONBANCorp transaction, average investment securities increased to $2.9 billion in the recent quarter from $1.7 billion in the second quarter of 1997. Holdings of investment securities averaged $1.6 billion in the first quarter of 1998. Money-market assets averaged $156 million in 1998's second quarter, compared with $143 million in the year-earlier quarter and $141 million in the initial quarter of 1998. In general, the size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

         As a result of the changes described herein, average earning assets increased 42% to $18.0 billion in the second quarter of 1998 from $12.7 billion in the second quarter of 1997. Average earning assets were $13.4 billion in the first quarter of 1998 and aggregated $15.7 billion and $12.6 billion for the six months ended June 30, 1998 and 1997, respectively. The impact of ONBANCorp-related earning assets on average earning assets in the second quarter and first six months of 1998 was $4.5 billion and $2.3 billion, respectively.

         Core deposits, consisting of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000, represent the most significant source of funding to the Company and generally carry lower interest rates than wholesale funds of comparable maturities. The Company's branch network is the principal source of core deposits. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association ("M&T Bank, N.A."), a wholly owned bank subsidiary of M&T. Core deposits obtained in the acquisition of ONBANCorp were approximately $2.8 billion on the April 1, 1998 acquisition date. Average core deposits increased to $11.5 billion in the second quarter of 1998, up from $8.3 billion in the year-earlier quarter and $8.4 billion in the first quarter of 1998. Average core deposits of M&T Bank, N.A., were $406 million in the recently completed quarter, compared with $440 million in the second quarter of 1997 and $433 million in the first quarter of 1998. The accompanying table provides an analysis of quarterly changes in the components of average core deposits. For the six months ended June 30, 1998 and 1997, core deposits averaged $10.0 billion and $8.2 billion, respectively.

AVERAGE CORE DEPOSITS

Dollars in millions
                                                 Percent increase from
                                     2nd Qtr.      2nd Qtr.    1st Qtr.
                                       1998          1997        1998
                                     --------      --------    ------

NOW accounts                          $  304         18 %        13 %
Savings deposits                       4,718         39          37
Time deposits less than $100,000       4,741         37          39
Noninterest-bearing deposits           1,751         48          38
                                      ------         --          --
    Total                            $11,514         39 %        37 %
                                      ======         ==          ==


         In addition to core deposits, the Company obtains funding through domestic time deposits of $100,000 or more, deposits originated through M&T Bank's offshore branch office, and brokered certificates of deposit. Brokered deposits are used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $1.5 billion during the recent quarter and totaled $1.5 billion at June 30, 1998, compared with an average balance of $1.3 billion during the comparable 1997 period and a total balance of $1.5 billion at June 30, 1997. Brokered deposits also averaged $1.3 billion in the initial quarter of 1998. The weighted average remaining term to maturity of brokered deposits at June 30, 1998 was
2.08 years. However, certain of the deposits have provisions that allow early redemption. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

         In addition to deposits, the Company uses borrowings from banks, securities dealers, Federal Home Loan Banks ("FHLB") and others as sources of funding. Short-term borrowings averaged $2.2 billion in the recent quarter (including $476 million of borrowings assumed as a result of the ONBANCorp acquisition), compared with $749 million in the second 1997 quarter and $1.4 billion in the first quarter of 1998. Long-term borrowings averaged $695 million and $355 million in the second quarter of 1998 and 1997, respectively, and $428 million in the first quarter of 1998. During the second 1998 quarter, average long-term borrowings included $268 million of borrowings obtained in the ONBANCorp transaction. Long-term borrowings include $250 million of trust preferred securities issued by two special-purpose subsidiaries of M&T during the first and second quarters of 1997 and similar securities with a carrying value of $69 million that were issued in the first quarter of 1997 by a special-purpose subsidiary of ONBANCorp, as well as $175 million of subordinated capital notes issued in prior years by M&T Bank.

         Changes in the composition of the Company's earning assets and interest-bearing liabilities, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.44% in the second quarter of 1998, compared with 3.73% in the year-earlier quarter. The yield on earning assets decreased 28 basis points (hundredths of one percent) to 8.10% in the second quarter of 1998 from 8.38% in the second quarter of 1997. The decrease in the recent quarter's yield was primarily due to lower yielding residential real estate loans, consumer loans and investment securities acquired in the ONBANCorp transaction. The adverse impact of the ONBANCorp-related earning assets on M&T's yield on earning assets for the second quarter of 1998 was approximately 24 basis points. The rate paid on interest-bearing liabilities in the second quarter of 1998 was 4.66%, compared with 4.65% in the corresponding 1997 quarter. The net interest spread was 3.68% in the first quarter of 1998 when the yield on earning assets was 8.43% and the rate paid on interest-bearing liabilities was 4.75%.

         The contribution to net interest margin, or taxable equivalent net interest income expressed as an annualized percentage of average earning assets, of interest-free funds was .55% in the second quarter of 1998, down from .68% in the corresponding 1997 quarter and .67% in the first quarter of 1998. Average interest-free funds, which include noninterest-bearing demand deposits and stockholders' equity, totaled $2.1 billion in the second quarter of 1998, up from $1.9 billion a year earlier and in the initial 1998 quarter. The decline in the contribution to net interest margin of interest-free funds was due, in part, to the goodwill and core deposit intangible assets recorded in conjunction with the ONBANCorp acquisition, which averaged $557 million during the recent quarter, and the Company's ownership of bank-owned life insurance which averaged $322 million. Although there was no similar investment during the second quarter of 1997, bank-owned life insurance averaged $204 million during the first quarter of 1998. Increases in the cash surrender value of bank-owned life insurance are not included in interest income, but rather are recorded in "other revenue from operations." These two noninterest-earning assets mitigated much of the benefit derived from increases in noninterest-bearing deposits and stockholders' equity resulting from the ONBANCorp transaction.

         Due to the changes described above, the Company's net interest margin was 3.99% in 1998's second quarter, compared with 4.41% in the comparable quarter of 1997 and 4.35% in the initial 1998 quarter. During the first six months of 1998 and 1997, the net interest margin was 4.14% and 4.45%, respectively.

         The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, rates paid on interest-bearing deposits and borrowings. The notional amount of interest rate swap agreements used as part of the Company's management of interest rate risk in effect at June 30, 1998 and 1997 was $2.5 billion and $2.9 billion, respectively. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under the terms of a $33 million swap, the Company pays a fixed rate of interest and receives a variable rate. At June 30, 1998, the weighted average rates to be received and paid under interest rate swap agreements were 6.32% and 5.67%, respectively. As of June 30, 1998, the Company had also entered into forward-starting swaps with an aggregate notional amount of $205 million in which the Company will pay a fixed rate of interest and receive a variable rate, and $20 million in which the Company will pay a variable rate of interest and receive a fixed rate. Such forward-starting swaps had no effect on the Company's net interest income through June 30, 1998. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS

Dollars in thousands

                                       Three months ended June 30
                            -----------------------------------------------
                                      1998                     1997
                            ----------------------     --------------------
                              Amount        Rate *       Amount      Rate *
                            ----------      ------     ----------    ------
Increase (decrease) in:
      Interest income       $      408       .01 %     $    (129)       --  %
      Interest expense          (3,129)     (.08)         (3,417)     (.13)
                            ----------                 ----------
      Net interest
        income/margin       $    3,537       .08 %     $   3,288       .10 %
                            ----------      ------     ----------     ------
                            ----------      ------     ----------     ------
Average notional
      amount **             $2,457,962                 $2,620,422
                            ----------                 ----------
                            ----------                 ----------


                                         Six months ended June 30
                            -----------------------------------------------
                                      1998                     1997
                            ----------------------     --------------------
                              Amount        Rate *       Amount      Rate *
                            ----------      ------     ---------     ------
Increase (decrease) in:
      Interest income       $      690         - %     $      48        -- %
      Interest expense          (6,334)     (.09)         (6,625)     (.12)
                            ----------                 ---------
      Net interest
        income/margin       $    7,024       .09 %     $   6,673       .11 %
                            ----------      ------     ---------     ------
                            ----------      ------     ---------     ------
Average notional
      amount **             $2,526,659                 $2,454,677
                            ----------                 ---------
                            ----------                 ---------

* Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**  Excludes forward-starting interest rate swaps.


         The Company estimates that as of June 30, 1998 it would have received approximately $18 million if all interest rate swap agreements entered into for interest rate risk management purposes had been terminated. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not recorded in the consolidated financial statements.

         As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Accordingly, a critical element in managing a financial institution is ensuring that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating expenses, and to be used for other corporate purposes. Deposits and borrowings, maturities of money-market assets, repayments of loans and investment securities, and cash generated from operations, such as net interest income and fees collected for services, provide the Company with other sources of liquidity. Through membership in the FHLB, as well as other available borrowing facilities, M&T's banking subsidiaries have access to additional funding sources. M&T utilizes dividend payments from its banking subsidiaries, which are subject to various regulatory limitations, to pay dividends, repurchase treasury stock, and fund debt service and other operating expenses. The proceeds from $250 million of junior subordinated debt issued to two special-purpose subsidiaries provided additional funds to M&T in 1997. M&T also maintains a $25 million line of credit with an unaffiliated commercial bank, all of which was available for borrowing at June 30, 1998. Management does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either M&T or its subsidiary banks. Furthermore, management closely monitors the Company's liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet anticipated funding needs.

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

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

(dollars in thousands)                  Calculated
                                        increase (decrease)
                                        in projected net
Changes in Interest Rates               interest income
-------------------------               -------------------
+200 basis points                       $         1,207
+100 basis points                                 2,435
-100 basis points                                (2,207)
-200 basis points                                (3,571)


         The calculation of the impact of changes in interest rates on net interest income is based upon many assumptions, including prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumes gradual changes in interest rates of 100 and 200 basis points up and down during a twelve-month period. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions, as well as any actions, such as those previously described, which management may take to counter these changes.

         The Company engages in trading activities to meet the financial needs of customers and to profit from perceived market opportunities. Trading activities are conducted utilizing financial instruments that include forward and futures contracts related to foreign currency exchange and mortgage-backed securities, U.S. Treasury and other government securities, and interest rate contracts such as swaps. As a result, the Company is exposed to foreign currency and interest rate risk resulting from trading activities. However, the Company generally mitigates exposure arising from trading activities by entering into offsetting positions. Accordingly, the Company's exposure to interest rate, foreign exchange or other price risk related to trading activities as of June 30, 1998 was not considered material.


Provision for Possible Credit Losses

The purpose of the provision is to replenish or build the Company's allowance for possible credit losses to a level necessary to maintain an adequate reserve position. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Based upon the results of such review, management believes that the allowance for possible credit losses at June 30, 1998 was adequate to absorb credit losses from existing loans and leases.

         The provision for possible credit losses in the second quarter of 1998 was $13.2 million, up from $11.0 million in the second quarter of 1997 and $12.0 million in 1998's first quarter. Net loan charge-offs totaled $9.0 million in the second quarter of 1998, compared with $12.6 million in the year-earlier quarter and $7.9 million in 1998's initial quarter. Net charge-offs as an annualized percentage of average loans and leases were .24% in the recent quarter, compared with .47% in the corresponding 1997 quarter and .28% in the first quarter of 1998. Net charge-offs of consumer loans in the recent quarter were $9.3 million, compared with $9.7 million in the second quarter of 1997 and $7.8 million in 1998's initial quarter. Net consumer loan charge-offs as an annualized percentage of average consumer loans and leases were 1.21% in the recent quarter, compared with 1.68% in the second quarter of 1997 and 1.45% in 1998's first quarter. Net charge-offs of credit card balances included in net consumer loan charge-offs were $4.6 million and $5.1 million in the second quarter of 1998 and 1997, respectively, and $4.5 million in the first quarter of 1998. For the six months ended June 30, 1998 and 1997, the provision for possible credit losses was $25.2 million and $22.0 million, respectively. Through June 30, net charge-offs were $17.0 million in 1998 and $20.5 million in 1997, representing .26% and .38%, respectively, of average loans and leases. Consumer loan net charge-offs totaled $17.1 million and $18.5 million during the six months ended June 30, 1998 and 1997, respectively. Net credit card charge-offs were $9.2 million during the first half of 1998 and $9.9 million during the corresponding 1997 period.

         Including $38.4 million of loans obtained in the acquisition of ONBANCorp, nonperforming loans were $127.2 million or .83% of total loans and leases outstanding at June 30, 1998, compared with $97.1 million or .88% at June 30, 1997 and $70.0 million or .58% at March 31, 1998. Nonperforming commercial real estate loans totaled $24.8 million at June 30, 1998, $29.2 million at June 30, 1997 and $10.7 million at March 31, 1998. Nonperforming commercial real estate loans include loans secured by properties located in the New York City metropolitan area of $3.6 million at June 30, 1998, $11.9 million at June 30, 1997 and $206 thousand at March 31, 1998. Nonperforming consumer loans and leases totaled $30.0 million at June 30, 1998, compared with $16.4 million at June 30, 1997 and $19.5 million at March 31, 1998. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .99% at June 30, 1998 compared with .71% at June 30, 1997 and .90% at March 31, 1998. Assets acquired in settlement of defaulted loans were $12.2 million at June 30, 1998, $9.7 million at June 30, 1997 and $7.8 million at March 31, 1998.

         A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSETS
Dollars in thousands

                                                     1998 Quarters                       1997 Quarters
                                                 Second      First              Fourth        Third       Second

Nonaccrual loans                                $78,527     40,737              38,588       50,369       62,525
Loans past due
  90 days or more                                41,686     24,449              30,402       29,979       31,810
Renegotiated loans                                7,025      4,819              11,660        5,413        2,741
                                                -------     ------              ------       ------       ------
Total nonperforming loans                       127,238     70,005              80,650       85,761       97,076
Real estate and other assets                     12,211      7,828               8,413        8,239        9,698
                                                -------     ------              ------       ------       ------
Total nonperforming assets                     $139,449     77,833              89,063       94,000      106,774
                                                =======     ======              ======       ======      =======

Government guaranteed
  nonperforming loans*                         $ 16,062     14,787              17,712       17,853       20,656
                                                =======     ======              ======       ======       ======
Nonperforming loans
  to total loans and leases,
  net of unearned discount                       .83%      .58%                   .70%          .76%         .88%
Nonperforming assets
  to total net loans and
  other real estate owned                        .91%      .65%                   .77%          .83%         .97%
                                                 ===       ===                    ===           ===          ===

* Included in total nonperforming loans.


         The allowance for possible credit losses was $310.8 million, or 2.04% of total loans and leases at June 30, 1998, compared with $271.9 million or 2.48% a year earlier, $274.7 million or 2.39% at December 31, 1997 and $278.7 million or 2.32% at March 31, 1998. The ratio of the allowance for possible credit losses to nonperforming loans was 244% at the most recent quarter-end, compared with 280% a year earlier, 341% at December 31, 1997 and 398% at March 31, 1998.


Other Income

Reflecting strong growth in mortgage banking revenues, fees for trust and investment services, and approximately $7.6 million of revenues associated with operations obtained in the ONBANCorp acquisition, other income totaled $66.4 million in the second quarter of 1998, up 51% from $44.0 million in the year-earlier quarter. Other income was $55.1 million in the first quarter of 1998 excluding $15.3 million of tax-exempt other income the Company recognized in connection with the contribution of appreciated investment securities with a fair value of $24.6 million to an affiliated, tax-exempt private charitable foundation. As a result of the transfer, the Company also incurred $24.6 million of charitable contributions expense and realized income tax benefits of $10.0 million. Also excluding the effect of the transfer, other income was $121.5 million in the first half of 1998, up 35% from $89.9 million in the comparable 1997 period.

         Including $2.1 million of revenues associated with acquired ONBANCorp operations, mortgage banking revenues totaled $18.5 million in the recent quarter, compared with $12.2 million in the year-earlier quarter and $13.9 million in the first quarter of 1998. Residential mortgage loan servicing fees were $7.8 million in the second quarter of 1998, up from $6.2 million in the second quarter of 1997 and $7.2 million in the initial 1998 quarter. Gains from sales of residential mortgage loans and loan servicing rights were $9.9 million in the recently completed quarter, compared with $5.4 million in the year-earlier quarter and $5.9 million in 1998's first quarter. During the recent quarter, the Company completed bulk sales of servicing rights related to approximately $400 million of loans sold to investors in prior periods resulting in a gain of $1.2 million. Due, in part, to generally favorable interest rates for borrowers, during the second quarter of 1998 residential mortgage loans originated for sale to other investors totaled $953 million, up from $505 million in 1997's second quarter and $775 million in the initial 1998 quarter. Residential mortgage loans serviced for others totaled $8.1 billion and $6.5 billion at June 30, 1998 and 1997, respectively. Capitalized servicing assets were $67 million and $49 million at June 30, 1998 and 1997, respectively. Loans serviced for others and the related capitalized servicing assets obtained in the ONBANCorp acquisition were $988 million and $16 million, respectively, at April 1, 1998.

         Service charges on deposit accounts increased to $14.2 million in the second quarter of 1998, up from $10.7 million in the corresponding quarter of the previous year and $11.2 million in the first quarter of 1998. Fees for services provided to customers in the areas formerly served by ONBANCorp were $2.6 million in the recent quarter. Largely due to higher revenues for management, custody and securities clearing services, trust income was $9.9 million in the second quarter of 1998, compared with $7.2 million in last year's second quarter. Trust income was $9.5 million during the first three months of 1998. Merchant discount and credit card fees were $4.3 million in the recent quarter, compared with $4.2 million in both the year-earlier period and in the initial 1998 quarter. Trading account and foreign exchange activity resulted in gains of $506 thousand in the second quarter of 1998, compared with gains of $596 thousand and $1.8 million in the second quarter of 1997 and the first quarter of 1998, respectively. Other revenue from operations totaled $18.7 million in the recent quarter, compared with $9.2 million in the corresponding quarter of 1997 and $14.5 million in the first quarter of 1998 (excluding the $15.3 million of tax-exempt income related to the transfer of securities to the Company's affiliated foundation). Included in other revenue from operations in 1998's second quarter was $1.5 million relating to ONBANCorp-related activities. The remaining increase from the year-earlier period was due largely to $4.5 million of tax-exempt income earned from the Company's ownership of bank-owned life insurance, higher fees earned from the sales of mutual funds and annuities of $1.2 million, $1.1 million in fees for providing automated teller machine services and higher miscellaneous loan fees of $1.0 million.

         For the six-month period ended June 30, 1998, mortgage banking revenues totaled $32.3 million, up 33% from $24.2 million in the corresponding 1997 period. Compared with the first half of 1997, mortgage servicing fees and gains from sales of loans and loan servicing rights in 1998 were up by $2.9 million and $4.9 million, respectively. Compared with the same period in 1997, service charges on deposit accounts increased 20% to $25.4 million during the first six months of 1998, while trust income increased 37% to $19.4 million. As a result of the factors discussed in the next paragraph, merchant discount and credit card fees decreased 9% to $8.6 million from $9.5 million in the similar period of 1997. Trading account and foreign exchange activity resulted in gains of $2.3 million for the initial half of 1998, compared with gains of $1.9 million during the first six months of 1997. Excluding the effect of the transfer of securities to the affiliated charitable foundation, other revenues from operations increased 73% to $33.2 million in the first six months of 1998 from $19.2 million in the comparable 1997 period. The increase resulted largely from $7.4 million of tax-exempt income earned from bank-owned life insurance, $2.3 million of increased loan fees, $1.6 million in automated teller machine service fees and a $1.5 million increase in fees earned from the sales of mutual funds and annuities. These latter fees totaled $8.9 million during the first half of 1998.

         Due to poorer than expected results, during 1997 and 1998 the Company terminated all of its co-branded credit card programs. In addition, during the recently completed quarter, M&T agreed to sell its retail credit card business. The sale occurred on July 31, 1998 and resulted in a third quarter pre-tax gain of approximately $3 million. Following the sale, M&T continues to offer credit cards to customers in the name of M&T Bank, but the cardholder accounts are owned and serviced by the purchaser of that business. Credit card balances outstanding were $205.5 million, or 1.35% of total loans and leases, at June 30, 1998. Total credit card fees included in merchant discount and credit card fees in the first half of 1998 were $6.9 million, compared with $7.9 million in the corresponding 1997 period. Including internal allocations of the provision for possible credit losses, interest expense and other operating expenses, net income from credit card operations was less than 1.5% of the Company's net income during the first six months of 1998.

Other Expense

Excluding the impact of the $24.6 million of contributions expense already discussed, amortization of goodwill and core deposit intangible, and nonrecurring merger-related expenses, other expense totaled $127.4 million in the second quarter of 1998, up 27% from $100.2 million in the second quarter of 1997 and 20% from $105.8 million in the first quarter of 1998. On the same basis, through the first half of 1998, other expense totaled $233.2 million, an increase of 15% from $202.7 million in the comparable 1997 period. Nonrecurring merger-related expenses were $16.7 million and $1.6 million during the second and first quarters of 1998, respectively. Increases in operating expense levels compared with prior periods is predominately the effect of combining ONBANCorp with the Company. Since nearly all operating systems and support operations of ONBANCorp were converted to or combined with those of the Company during the recent quarter, the Company's operating expenses cannot be precisely divided between or attributed directly to ONBANCorp or the Company as it existed prior to the merger.

         Salaries and employee benefits expense was $69.9 million in the recent quarter, 31% higher than the $53.6 million in the corresponding 1997 quarter, and 20% higher than the $58.3 million in the first quarter of 1998. For the first six months of 1998, salaries and employee benefits expense increased 18% to $128.3 million from $109.1 million in the corresponding 1997 period. Salaries and employee benefits relating to the operations acquired from ONBANCorp were the predominant factor for the increased expense level. Other factors contributing to the higher expenses were merit salary increases and higher costs associated with incentive-based compensation arrangements, stock appreciation rights and employee benefits.

         Excluding the previously mentioned $24.6 million of contributions expense recognized in the first quarter of 1998, one-time merger-related expenses and amortization of goodwill and core deposit intangible, nonpersonnel expense totaled $58.8 million in the second quarter of 1998, up from $46.7 million in the second quarter of 1997 and $47.5 million in the first quarter of 1998. On the same basis, such expenses were $106.3 million during the first six months of 1998, an increase of 14% from $93.6 million during the corresponding 1997 period. The increases were the result of expenses related to the acquired operations of ONBANCorp. Partially offsetting these increases were decreases in co-branded credit card rebate and other operating expenses based on card usage of $1.5 million and $1.7 million compared with the second quarter of 1997 and the first quarter of 1998, respectively. Such expenses for the first half of 1998 were $2.6 million, compared with $6.1 million in the corresponding 1997 period.


Capital

Stockholders' equity at June 30, 1998 was $1.7 billion or 8.24% of total assets, compared with $951 million or 7.08% of total assets a year earlier and $1.0 billion or 7.36% at December 31, 1997. On a per share basis, stockholders' equity was $207.18 at June 30, 1998, up from $143.64 and $155.86 at June 30 and December 31, 1997, respectively. Excluding goodwill and core deposit intangible, net of applicable tax effect, tangible equity per share was $139.37 at June 30, 1998, compared with $140.43 at June 30, 1997 and $153.24 at December 31, 1997.
To complete the acquisition of ONBANCorp on April 1, 1998, M&T issued 1,429,998 shares of common stock to former holders of ONBANCorp common stock and assumed employee stock options for 61,772 shares of M&T common stock resulting in additions to stockholders' equity of $587.8 million and $19.4 million, respectively.

         Stockholders' equity at June 30, 1998 reflected a gain of $6.6 million, or $.83 per share, for the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with unrealized gains of $3.4 million or $.52 per share at June 30, 1997 and $12.0 million or $1.82 per share at December 31, 1997. Such unrealized gains represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

         Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. Core capital includes the $250 million of trust preferred securities issued by two special-purpose subsidiaries of M&T in the first and second quarters of 1997 and similar securities having a carrying value of $69 million issued in February 1997 by a special-purpose subsidiary of ONBANCorp. As of June 30, 1998, total capital also included $160 million of subordinated notes issued by M&T Bank in prior years. Unrealized gains or losses on investment securities are not recognized in determining regulatory capital. The capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of June 30, 1998 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
June 30, 1998

                              M&T Bank Corp.               M&T                   M&T
                              (Consolidated)              Bank               Bank, N.A.
                              -------------              ------              ----------

Core capital                      9.08%                   8.33%                17.73%
Total capital                    11.37%                  10.65%                18.98%
Leverage                          7.40%                   6.86%                 8.47%


         The Company has historically maintained capital ratios in excess of minimum regulatory guidelines largely through a high rate of internal capital generation. The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders' equity, was 8.84% during the second quarter of 1998, compared with 16.25% in the second quarter of 1997 and 16.80% in the initial 1998 quarter.

         During the second quarter of 1998, M&T acquired 88,438 shares of its common stock pursuant to, and thereby completing, the repurchase program announced in February 1997. A total of 303,317 shares were repurchased at an average cost of $398.27 per share. In May 1998, M&T announced another plan to repurchase up to 155,133 additional shares for reissuance upon the possible future exercise of outstanding stock options. As of June 30, 1998, M&T had repurchased 25,155 common shares pursuant to the latest plan at an average cost of $515.56 per share. M&T repurchased 150,461 common shares during the first six months of 1998 at a total cost of $74.7 million.

Year 2000 Initiatives

     The "Year 2000" problem relates to the ability of computer and computer-dependent systems to distinguish date data between the twentieth and twenty-first centuries. The Company is currently working to resolve the potential impact of the Year 2000 problem. The risk for the Company is that all of the corrections and testing will not be made in time for its own computer, data processing or other computer-dependent systems, and for those third parties doing business with or providing services to the Company.

     Addressing the Year 2000 problem requires that the Company identify, remediate and test its centalized and distributed computer, data processing and other computer-dependent systems that have date sensitive functions. Management anticipates that the Company's "mission critical" computer systems, i.e., those which if uncorrected would have a material adverse impact on the Company, will be Year 2000 compliant by the end of 1998 and has a planned program to test for such compliance. As a result of completed testing, management presently believes that approximately one-third of its centralized computer systems are Year 2000 compliant. The Company is also engaged in an ongoing process of assessing, correcting and testing its distributed computer and other computer-dependent systems which may be affected by the Year 2000 problem. The Company currently expects to make mission critical distributed computer and other computer-dependent systems Year 2000 compliant or to replace such non-compliant systems before the new millenium.

     The Company could be adversely affected if its vendors and customers that supply or rely on data processing systems are not Year 2000 compliant prior to the end of 1999. The Company, therefore, is taking a proactive role to work with its data processing vendors and to provide information to its commercial customers regarding Year 2000 issues. Specifically, lending officers have been trained to address Year 2000 issues with customers, including providing help with assessing customer needs for Year 2000 compliance. Notwithstanding the Company's efforts, a risk remains due to the uncertainty that such third parties will not be Year 2000 compliant before the new millennium. For example, the credit quality of commercial and other loans may be adversely affected by the failure of customers' operating systems resulting from Year 2000 issues.

     Lack of corrective measures by government agencies or service providers which the Company either receives data from or provides data to could also have a negative impact on the Company's operations. Additionally, there is risk to the extent that other third parties that engage in business with the Company are relying on systems that are not Year 2000 compliant. As a result, it is possible that if all aspects of Year 2000 issues are not adequately resolved by each of the entities referred to above, the Company's future business operations, financial position and results of operations could be adversely impacted.

     The Company's management is monitoring the Company's progress regarding Year 2000 issues. Management will assess the Company's current Year 2000 remediation plans and develop appropriate contingency plans should any critical issues not be resolved prior to January 1, 2000.

      To date, the Company has spent approximately $2 million in addressing its potential Year 2000 problems. The Company is continuing to devote appropriate financial and human resources to resolve its Year 2000 issues in a timely manner. The Company currently estimates that it will expend an additional $3 to $5 million in order to address Year 2000 issues. A majority of the Company's past and future Year 2000 expenses relate to internal costs and constitute resources that would otherwise have been reallocated within the Company. Costs associated with Year 2000 issues are recognized as expenses are incurred.

     The preceding discussion of Year 2000 initiatives contains forward-looking statements as to Year 2000 issues. See also the discussion of Future Factors under the caption "Forward-Looking Statements," which are incorporated by reference into the preceding discussion.

Recently issued accounting standards not yet adopted

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as

(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction.

         The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

         SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of the statement. Early application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of the statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods.

         The Company is currently in the process of analyzing the provisions of SFAS No. 133. The method of adoption expected to be utilized by the Company and the impact that adopting the provisions of SFAS No. 133 is expected to have on the Company's financial statements has yet to be determined.


Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; credit losses; sources of liquidity; regulatory supervision and oversight, including required capital levels; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes, including environmental regulations; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; technological, implementation and financial risks associated with Year 2000 issues; the outcome of pending and future litigation and governmental proceedings; continued availability of financing; and financial resources in the amounts, at the times and on the terms required to support the Company's future businesses. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.



--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


QUARTERLY TRENDS
                                                                 1998 Quarters                   1997 Quarters
--------------------------------------------------------------------------------------------------------------------------
Taxable-equivalent basis                                     Second      First     Fourth      Third     Second      First
--------------------------------------------------------------------------------------------------------------------------
Earnings and dividends
Amounts in thousands, except per share
Interest income                                            $363,503    277,803    277,166    271,305    265,301    257,029
Interest expense                                            184,644    134,585    133,270    129,768    125,734    119,321
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                         178,859    143,218    143,896    141,537    139,567    137,708
Less: provision for possible credit losses                   13,200     12,000     12,000     12,000     11,000     11,000
Other income                                                 66,410     70,396     52,979     50,182     43,983     45,923
Less: other expense                                         155,004    133,873    110,716    104,706    102,070    104,284
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   77,065     67,741     74,159     75,013     70,480     68,347
Applicable income taxes                                      30,587     17,245     26,246     27,518     26,329     25,825
Taxable-equivalent adjustment                                 1,779      1,541      1,613      1,604      1,360      1,263
--------------------------------------------------------------------------------------------------------------------------
Net income                                                 $ 44,699     48,955     46,300     45,891     42,791     41,259
--------------------------------------------------------------------------------------------------------------------------
Per common share data
     Net income
         Basic                                             $   5.55       7.34       7.01       6.96       6.46       6.17
         Diluted                                               5.32       7.01       6.66       6.62       6.17       5.81
     Cash dividends                                        $   1.00        .80        .80        .80        .80        .80
Average common shares outstanding
     Basic                                                    8,051      6,666      6,599      6,592      6,627      6,685
     Diluted                                                  8,409      6,981      6,955      6,927      6,928      7,100
--------------------------------------------------------------------------------------------------------------------------
Performance ratios, annualized
Return on
     Average assets                                             .92%      1.41%      1.33%      1.36%      1.31%      1.30%
     Average common stockholders' equity                      10.77%     18.86%     18.25%     18.92%     18.55%     18.24%
Net interest margin on average earning assets                  3.99%      4.35%      4.34%      4.35%      4.41%      4.50%
Nonperforming assets to total assets,
     at end of quarter                                          .69%       .53%       .64%       .69%       .79%       .81%
---------------------------------------------------------------------------------------------------------------------------
Cash (tangible) operating results (1)
Net income (in thousands)                                  $ 65,445     51,448     47,837     47,428     44,350     42,773
Diluted net income per common share                            7.78       7.37       6.88       6.85       6.40       6.02
Annualized return on
     Average tangible assets                                   1.38%      1.49%      1.38%      1.40%      1.36%      1.35%
     Average tangible common stockholders' equity             23.50%     20.13%     19.20%     19.98%     19.70%     19.39%
---------------------------------------------------------------------------------------------------------------------------
Balance sheet data
Dollars in millions, except per share
Average balances
     Total assets                                          $ 19,547     14,055     13,785     13,424     13,148     12,866
     Earning assets                                          17,992     13,357     13,148     12,905     12,700     12,420
     Investment securities                                    2,858      1,614      1,721      1,747      1,715      1,611
     Loans and leases, net of unearned discount              14,978     11,602     11,327     11,002     10,842     10,715
     Deposits                                                14,726     10,988     11,262     11,170     10,914     10,454
     Stockholders' equity                                     1,664      1,053      1,007        962        925        917
--------------------------------------------------------------------------------------------------------------------------
At end of quarter
     Total assets                                          $ 20,138     14,570     14,003     13,675     13,441     13,122
     Earning assets                                          18,419     13,778     13,333     13,100     12,903     12,621
     Investment securities                                    2,707      1,530      1,725      1,752      1,708      1,693
     Loans and leases, net of unearned discount              15,245     12,033     11,497     11,271     10,980     10,803
     Deposits                                                14,813     11,085     11,163     11,205     11,186     10,533
     Stockholders' equity                                     1,659      1,069      1,030        982        951        912
     Equity per common share                                 207.18     160.06     155.86     149.31     143.64     137.33
     Tangible equity per common share                        139.37     157.75     153.24     146.40     140.43     133.84
--------------------------------------------------------------------------------------------------------------------------
Market price per common share
     High                                                  $    554        504        468        415        343 1/2    336
     Low                                                        480        429        401        335        303        281
     Closing                                                    554        499 7/8    465        415        337        320
--------------------------------------------------------------------------------------------------------------------------


      (1)Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses, net of applicable income tax effects.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

                                                          1998 Second quarter        1998 First quarter       1997 Fourth quarter
                                                    Average             Average   Average        Average  Average            Average
Average balance in millions; interest in thousands  balance    Interest    rate   balance  Interest rate  balance    Interest   rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc.                       $   2,954  $  62,026   8.42%   2,393    49,755  8.43%   2,353     49,625   8.37%
  Real estate                                           8,951    184,120   8.23    7,012   148,744  8.49    6,752    145,960   8.65
  Consumer                                              3,073     69,672   9.09    2,197    51,194  9.45    2,222     52,259   9.33
------------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                        14,978    315,818   8.46   11,602   249,693  8.73   11,327    247,844   8.68
------------------------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                       37        364   3.93        1         6  2.91        1          6   2.80
  Federal funds sold and agreements
    to resell securities                                   88      1,247   5.70      127     1,722  5.51       56         772  5.50
  Trading account                                          31        494   6.31       13       169  5.13       43         825  7.55
------------------------------------------------------------------------------------------------------------------------------------
 Total money-market assets                                156      2,105   5.40      141     1,897  5.45      100       1,603  6.36
------------------------------------------------------------------------------------------------------------------------------------
Investment securities**
  U.S. Treasury and federal agencies                    1,816     27,620   6.10    1,013    15,861  6.35    1,098      17,328  6.26
  Obligations of states and political subdivisions         90      1,396   6.25       37       628  6.83       40         672  6.60
  Other                                                   952     16,564   6.98      564     9,724  7.00      583       9,719  6.62
------------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                         2,858     45,580   6.40    1,614    26,213  6.59    1,721      27,719  6.39
------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                               17,992    363,503   8.10   13,357   277,803  8.43   13,148     277,166  8.36
------------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                     (310)                      (279)                    (273)
Cash and due from banks                                   417                        321                      322
Other assets                                            1,448                        656                      588
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                                    $  19,547                     14,055                   13,785
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                      $     304      1,189   1.57      270       955  1.44      257         897  1.39
  Savings deposits                                      4,718     30,636   2.60    3,446    22,607  2.66    3,483      23,418  2.67
  Time deposits                                         7,686    105,500   5.51    5,753    80,634  5.68    5,978      85,711  5.69
  Deposits at foreign office                              267      3,562   5.34      247     3,239  5.31      227       3,079  5.37
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                    12,975    140,887   4.36    9,716   107,435  4.48    9,945     113,105  4.51
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                   2,207     30,969   5.63    1,353    18,597  5.57      829      11,610  5.56
Long-term borrowings                                      695     12,788   7.38      428     8,553  8.11      428       8,555  7.93
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                 15,877    184,644   4.66   11,497   134,585  4.75   11,202     133,270  4.72
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                            1,751                      1,272                    1,316
Other liabilities                                         255                        233                      260
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                  17,883                     13,002                   12,778
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                    1,664                      1,053                    1,007

    Total liabilities and stockholders' equity      $  19,547                     14,055                   13,785

Net interest spread                                                        3.44                     3.68                      3.64
Contribution of interest-free funds                                        0.55                      .67                       .70
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                   $ 178,859   3.99%           143,218  4.35%             143,896 4.34%
-----------------------------------------------------------------------------------------------------------------------------------

*Includes nonaccrual loans.
**Includes available for sale securities at amortized cost.         (continued)

                      M&T BANK CORPORATION AND SUBSIDIARIES




                                                                         1997 Third quarter                  1997 Second quarter
                                                                    Average                  Average    Average              Average
Average balance in millions; interest in thousands                  balance      Interest       rate    balance    Interest    rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
     Commercial, financial, etc.                                    $   2,226    $  47,527      8.47%   2,260      47,680      8.46%
     Real estate                                                        6,468      139,184      8.61    6,265     134,710      8.60
     Consumer                                                           2,308       54,025      9.28    2,317      53,347      9.23
------------------------------------------------------------------------------------------------------------------------------------
         Total loans and leases, net                                   11,002      240,736      8.68   10,842     235,737      8.72
------------------------------------------------------------------------------------------------------------------------------------
Money-market assets
     Interest-bearing deposits at banks                                    63          944      5.91       54         816      6.01
     Federal funds sold and agreements
         to resell securities                                              69          952      5.47       64         860      5.40
     Trading account                                                       24          414      6.96       25         443      7.10
------------------------------------------------------------------------------------------------------------------------------------
         Total money-market assets                                        156        2,310      5.88      143       2,119      5.93
------------------------------------------------------------------------------------------------------------------------------------
Investment securities**
     U.S. Treasury and federal agencies                                 1,132       17,959      6.29    1,192      19,002      6.39
     Obligations of states and political subdivisions                      45          755      6.61       44         728      6.59
     Other                                                                570        9,545      6.64      479       7,715      6.46

         Total investment securities                                    1,747       28,259      6.42    1,715      27,445      6.42
------------------------------------------------------------------------------------------------------------------------------------
         Total earning assets                                          12,905      271,305      8.34   12,700     265,301      8.38
------------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                                     (273)                           (272)
Cash and due from banks                                                   303                             307
Other assets                                                              489                             413
------------------------------------------------------------------------------------------------------------------------------------
         Total assets                                               $  13,424                          13,148
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
     NOW accounts                                                   $     234          803       1.36      259         835     1.30
     Savings deposits                                                   3,443       22,746       2.62    3,406      22,495     2.65
     Time deposits                                                      6,021       85,889       5.66    5,852      82,254     5.64
     Deposits at foreign office                                           221        2,969       5.32      216       2,873     5.33
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits                                9,919      112,407       4.50    9,733     108,457     4.47
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                     641        8,801       5.45      749      10,230     5.48
Long-term borrowings                                                      428        8,560       7.94      355       7,047     7.93

         Total interest-bearing liabilities                            10,988      129,768       4.69   10,837     125,734     4.65

Noninterest-bearing deposits                                            1,251                            1,181
Other liabilities                                                         223                              205
------------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                             12,462                           12,223
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                      962                              925
------------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                 $  13,424                           13,148
------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                              3.65                          3.73
Contribution of interest-free funds                                                               .70                           .68
------------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                                     $ 141,537       4.35%             139,567     4.41%
------------------------------------------------------------------------------------------------------------------------------------

*Includes nonaccrual loans.
**Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Incorporated by reference to the discussion contained under the caption "Taxable-equivalent Net Interest Income" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability, if any, arising out of litigation pending against M&T or its subsidiaries will be material to M&T's consolidated financial position, but at the present time is not in a position to determine whether such litigation will have a material adverse effect on M&T's consolidated results of operations in any future reporting period.

Item 2. Changes in Securities and Use of Proceeds.
           (Not applicable.)

Item 3. Defaults Upon Senior Securities.
            (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

         The 1998 Annual Meeting of Stockholders of M&T was held on May 19, 1998. At the 1998 Annual Meeting, stockholders elected twenty-one (21) directors, all of whom were then serving as directors of M&T, for terms of one
(1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was elected at the 1998 Annual Meeting.


                                                             Number of Votes
                                                   ---------------------------------
    Nominee                                            For                  Withheld
----------------                                   ---------                --------
William F. Allyn                                   7,120,854                  51,129
Brent D. Baird                                     7,123,727                  48,256
John H. Benisch                                    7,121,782                  50,201
Robert J. Bennett                                  7,124,425                  47,558
C. Angela Bontempo                                 7,114,112                  57,871
Robert T. Brady                                    7,095,974                  76,009
Patrick J. Callan                                  7,104,088                  67,895
Richard E. Garman                                  7,124,466                  47,517
James V. Glynn                                     7,120,644                  51,339
Roy M. Goodman                                     7,092,296                  79,687
Patrick W.E. Hodgson                               7,123,487                  48,496
Samuel T. Hubbard, Jr.                             7,096,089                  75,894
Russell A. King                                    7,116,322                  55,661
Lambros J. Lambros                                 7,124,722                  47,261
Wilfred J. Larson                                  7,120,508                  51,475
Peter J. O'Donnell, Jr.                            7,120,820                  51,163
Jorge G. Pereira                                   7,124,702                  47,281
John L. Vensel                                     7,120,863                  51,120
Herbert L. Washington                              7,114,898                  57,085
John L. Wehle, Jr.                                 7,116,592                  55,391
Robert G. Wilmers                                  7,124,623                  47,360


At the Annual Meeting, stockholders also approved an amendment to the First Empire State Corporation Certificate of Incorporation (the "Certificate of Incorporation") changing the name of First Empire State Corporation to "M&T Bank Corporation." In addition, stockholders approved an amendment to the M&T Bank Corporation 1983 Stock Option Plan (the "Stock Option Plan") increasing from 2,000,000 to 2,500,000 the number of shares of M&T Bank Corporation common stock subject to the Stock Option Plan. The following table presents the tabulation of the votes with respect to the amendments to the Certificate of Incorporation and the Stock Option Plan.



                                                            Number of Votes
                                   ----------------------------------------------------------------
                                                                                         Broker
                                   For                Against            Abstain          Non-Votes
                                   ---                -------            -------         ----------
Certificate
of Incorporation                 7,096,666             40,145            35,172                   -

Stock Option Plan                5,123,830          1,111,320            42,530             894,303


Item 5. Other Information.

         Subsequent Event. On July 31, 1998, M&T completed the sale of its retail credit card business that is discussed under Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Following the sale, M&T will continue to offer credit cards to consumers in the name of M&T Bank, but the cardholder accounts will be owned and serviced by the purchaser of that business.

         Stockholder Proposals. If M&T does not receive notice at its principal executive offices on or before December 10, 1998 of a stockholder proposal for consideration at the 1999 Annual Meeting of Stockholders, the proxies named by the M&T Board of Directors with respect to such meeting shall have discretionary voting authority with respect to such proposal.

Item 6. Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed as a part of this report:

         Exhibit
           No.

          3.1 Restated Certificate of Incorporation of M&T Bank Corporation dated May 29, 1998 (File No. 1-9861). Filed herewith.

          3.2 By-Laws of M&T Bank Corporation as last amended on May 19, 1998 (File No. 1-9861). Filed herewith.

         10.2 M&T Bank Corporation 1983 Stock Option Plan, as amended and restated (File No. 1-9861). Filed herewith.

         10.3 M&T Bank Corporation Annual Executive Incentive Plan, as amended and restated (File No. 1-9861). Filed herewith.

         10.7 M&T Bank Corporation Supplemental Pension Plan, as amended and restated (File No. 1-9861). Filed herewith.

         10.8 M&T Bank Corporation Supplemental Retirement Savings Plan, as amended and restated (File No. 1-9861). Filed herewith.

         10.9 M&T Bank Corporation Deferred Bonus Plan, as amended and restated (File No. 1-9861). Filed herewith.

         10.10 M&T Bank Corporation Directors' Stock Plan, as amended and restated (File No. 1-9861). Filed herewith.

         10.11 Restated 1987 Stock Option and Appreciation Rights Plan of ONBANCorp, Inc. (File No. 1-9861). Filed herewith.

         10.12 1992 ONBANCorp Directors' Stock Option Plan (File No. 1-9861). Filed herewith.

         10.13 Amended Franklin First Financial Corp. 1988 Stock Incentive Plan (File No. 1-9861). Filed herewith.

         10.14 Employment Agreement, dated as of April 1, 1998, between M&T Bank Corporation, (formerly First Empire State Corporation) and Robert J. Bennett (File No. 1-9861). Filed herewith.

         10.15 SERP Assumption Agreement, dated as of January 15, 1993, between Robert J. Bennett and ONBANCorp, Inc.
                 (File No. 1-9861). Filed herewith.

         27.1    Financial Data Schedule.  Filed herewith.

         (b) Reports on Form 8-K. M&T filed a Current Report on Form 8-K dated April 1, 1998, disclosing under Item 2 that it had consummated the merger of ONBANCorp with and into Olympia Financial Corp., a wholly owned subsidiary of M&T, on April 1, 1998. Certain financial statements and other exhibits were filed with, or incorporated by reference into, such Current Report in Item 7 thereof. Such Current Report on Form 8-K was filed on April 10, 1998, and an amendment of Item 7 thereto on Form 8-K/A was filed on May 14, 1998 in order to disclose the pro forma financial information required to be filed by Item 7(b) of Form 8-K.

M&T also filed a Current Report on Form 8-K dated May 29, 1998 reporting under
Item 5 that at the 1998 Annual Meeting of Stockholders held on May 19, 1998, stockholders approved a proposal to amend the First Empire State Corporation Certificate of Incorporation to change the name of the company to "M&T Bank Corporation." Such Current Report also reported that on June 1, 1998, the common stock of the Company was listed and began trading on the New York State Stock Exchange under the name M&T Bank Corporation (NYSE: MTB).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            M&T BANK CORPORATION


Date: August 13, 1998                   By: /s/ Michael P. Pinto
                                           ---------------------
                                            Michael P. Pinto
                                            Executive Vice President
                                            and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
  No.
-------

  3.1       Restated Certificate of Incorporation of M&T Bank Corporation dated
            May 29, 1998 (File No. 1-9861).  Filed herewith.

  3.2       By-Laws of M&T Bank Corporation as last amended on May 19, 1998
            (File No. 1-9861). Filed herewith.

 10.2       M&T Bank Corporation 1983 Stock Option Plan as amended and restated
            (File No. 1-9861). Filed herewith.

 10.3 M&T Bank Corporation Annual Executive Incentive Plan, as amended and restated (File No. 1-9861). Filed herewith.

 10.7 M&T Bank Corporation Supplemental Pension Plan, as amended and restated (File No. 1-9861). Filed herewith.

 10.8 M&T Bank Corporation Supplemental Retirement Savings Plan, as amended and restated (File No. 1-9861). Filed herewith.

 10.9       M&T Bank Corporation Deferred Bonus Plan, as amended and restated
            (File No. 1-9861).  Filed herewith.

 10.10      M&T Bank Corporation Directors' Stock Plan, as amended and restated
            (File No. 1-9861).  Filed herewith.

 10.11      Restated 1987 Stock Option and Appreciation Rights Plan of
            ONBANCorp, Inc. (File No. 1-9861). Filed herewith.

 10.12 1992 ONBANCorp Directors' Stock Option Plan (File No. 1-9861). Filed herewith.

 10.13      Amended Franklin First Financial Corp. 1988 Stock Incentive Plan
            (File No. 1-9861).  Filed herewith.

 10.14      Employment Agreement, dated April 1, 1998, between M&T Bank
            Corporation and Robert J. Bennett (File No. 1-9861). Filed herewith.

 10.15      SERP Assumption Agreement, dated as of January 15, 1993, between
            Robert J. Bennett and ONBANCorp, Inc. (File No. 1-9861). Filed herewith.

 27.1       Financial Data Schedule.  Filed herewith.

