Form 10-Q
period 1998-09-30
M&T BANK CORP
filed 1998-11-13
CIK 36270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on November 6, 1998: 7,775,123 shares.

                             M&T BANK CORPORATION

                                   FORM 10-Q

               For the Quarterly Period Ended September 30, 1998


Table of Contents of Information Required in Report             Page
---------------------------------------------------             ----
Part I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            CONSOLIDATED BALANCE SHEET -
            September 30, 1998 and December 31, 1997            3

            CONSOLIDATED STATEMENT OF INCOME -
            Three and nine months ended
            September 30, 1998 and 1997                         4

            CONSOLIDATED STATEMENT OF CASH FLOWS -
            Nine months ended September 30, 1998 and 1997       5

            CONSOLIDATED STATEMENT OF CHANGES IN
            STOCKHOLDERS' EQUITY - Nine months ended
            September 30, 1998 and 1997                         6

            CONSOLIDATED SUMMARY OF CHANGES IN
            ALLOWANCE FOR POSSIBLE CREDIT LOSSES -
            Nine months ended September 30, 1998 and 1997       6

            NOTES TO FINANCIAL STATEMENTS                       7

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.                                         12

  Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk.                                  30


Part II. OTHER INFORMATION                                      30

  Item 1.   Legal Proceedings.                                  30

  Item 2.   Changes in Securities and Use of Proceeds.          30

  Item 3.   Defaults Upon Senior Securities.                    30

  Item 4.   Submission of Matters to a Vote of Security
            Holders.                                            30

  Item 5.   Other Information.                                  30

  Item 6.   Exhibits and Reports on Form 8-K.                   30

SIGNATURES                                                      31

EXHIBIT INDEX                                                   32

                                       2

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      M&T BANK CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET (Unaudited)

                                                                                              September 30,     December 31,
Dollars in thousands, except per share                                                            1998              1997
--------------------------------------                                                        ------------      ----------
Assets                  Cash and due from banks                                               $    398,542         333,805
                        Money-market assets
                           Interest-bearing deposits at banks                                          909             668
                           Federal funds sold and agreements to resell securities                  144,075          53,087
                           Trading account                                                         196,276          57,291
                                                                                              ------------      ----------
                              Total money-market assets                                            341,260         111,046
                                                                                              ------------      ----------
                        Investment securities
                           Available for sale (cost: $2,225,148 at September 30, 1998;
                              $1,563,055 at December 31, 1997)                                   2,236,556       1,583,273
                           Held to maturity (market value: $95,602 at September 30,
                              1998; $84,176 at December 31, 1997)                                   95,376          83,665
                           Other (market value:  $114,542 at September 30, 1998;
                              $58,280 at December 31, 1997)                                        114,542          58,280
                                                                                              ------------      ----------
                              Total investment securities                                        2,446,474       1,725,218
                                                                                              ------------      ----------
                        Loans and leases                                                        15,388,132      11,765,533
                           Unearned discount                                                      (224,808)       (268,965)
                           Allowance for possible credit losses                                   (309,535)       (274,656)
                                                                                              ------------      ----------
                              Loans and leases, net                                             14,853,789      11,221,912
                                                                                              ------------      ----------
                        Premises and equipment                                                     170,920         121,984
                        Goodwill and core deposit intangible                                       556,137          17,288
                        Accrued interest and other assets                                          711,278         471,682
                                                                                              ------------      ----------
                              Total assets                                                    $ 19,478,400      14,002,935
                                                                                              ------------      ----------
                                                                                              ------------      ----------

Liabilities             Noninterest-bearing deposits                                           $ 1,815,668       1,458,241
                        NOW accounts                                                               486,996         346,795
                        Savings deposits                                                         4,600,791       3,344,697
                        Time deposits                                                            7,197,688       5,762,497
                        Deposits at foreign office                                                 293,258         250,928
                                                                                              ------------      ----------
                              Total deposits                                                    14,394,401      11,163,158
                                                                                              ------------      ----------
                        Federal funds purchased and agreements
                           to repurchase securities                                              1,486,647         930,775
                        Other short-term borrowings                                                354,555         120,143
                        Accrued interest and other liabilities                                     400,167         330,774
                        Long-term borrowings                                                     1,193,453         427,819
                                                                                              ------------      ----------
                              Total liabilities                                                 17,829,223      12,972,669
                                                                                              ------------      ----------

Stockholders' equity    Preferred stock, $1 par, 1,000,000 shares authorized,
                           none outstanding                                                            --              --
                        Common stock, $5 par, 15,000,000 shares authorized, 8,101,539 shares issued at September 30, 1998;
                           8,097,472 shares issued at December 31, 1997                             40,508          40,487
                        Common stock issuable, 8,223 shares at September 30, 1998                    3,834             --
                        Additional paid-in capital                                                 484,829         103,233
                        Retained earnings                                                        1,220,942       1,092,106
                        Accumulated other comprehensive income                                       6,782          12,016
                        Treasury stock - common, at cost -
                           220,226 shares at September 30, 1998;
                           1,487,123 shares at December 31, 1997                                  (107,718)       (217,576)
                                                                                              ------------      ----------
                             Total stockholders' equity                                          1,649,177       1,030,266
                                                                                              ------------      ----------
                             Total liabilities and stockholders' equity                       $ 19,478,400      14,002,935
                                                                                              ------------      ----------
                                                                                              ------------      ----------

                      M&T BANK CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF INCOME (Unaudited)


                                                                          Three months ended   Nine months ended
                                                                              September 30        September 30
Amounts in thousands, except per share                                      1998       1997      1998      1997
--------------------------------------                                    --------    -------  --------   -------

Interest income    Loans and leases, including fees                       $314,986    240,254  $879,487   705,055
                   Money-market assets
                      Deposits at banks                                         16        944       386     2,469
                      Federal funds sold and agreements
                         to resell securities                                1,634        952     4,603     2,217
                      Trading account                                        1,763        382     2,368     1,013
                   Investment securities
                      Fully taxable                                         36,959     25,490   102,827    74,697
                      Exempt from federal taxes                              2,084      1,679     5,757     3,957
                                                                          --------    -------  --------   -------
                         Total interest income                             357,442    269,701   995,428   789,408
                                                                          --------    -------  --------   -------
Interest expense   NOW accounts                                              1,328        803     3,472     2,558
                   Savings deposits                                         31,395     22,746    84,638    67,489
                   Time deposits                                           103,525     85,889   289,659   241,900
                   Deposits at foreign office                                3,964      2,969    10,765     9,081
                   Short-term borrowings                                    29,376      8,801    78,942    32,731
                   Long-term borrowings                                     15,262      8,560    36,603    21,064
                                                                          --------    -------  --------   -------
                         Total interest expense                            184,850    129,768   504,079   374,823
                                                                          --------    -------  --------   -------
                   Net interest income                                     172,592    139,933   491,349   414,585
                   Provision for possible credit losses                     10,500     12,000    35,700    34,000
                                                                          --------    -------  --------   -------
                   Net interest income after provision
                      for possible credit losses                           162,092    127,933   455,649   380,585
                                                                          --------    -------  --------   -------
Other income       Mortgage banking revenues                                16,405     12,748    48,741    36,995
                   Service charges on deposit accounts                      15,940     10,865    41,354    31,976
                   Trust income                                              9,355      7,643    28,778    21,779
                   Merchant discount and other credit card fees              2,321      4,514    10,889    13,979
                   Trading account and foreign exchange gains (losses)        (148)     1,427     2,137     3,372
                   Gain (loss) on sales of bank investment securities          376        (47)      698      (280)
                   Other revenues from operations                           22,319     13,032    70,777    32,267
                                                                          --------    -------  --------   -------
                         Total other income                                 66,568     50,182   203,374   140,088
                                                                          --------    -------  --------   -------
Other expense      Salaries and employee benefits                           63,520     56,270   191,783   165,390
                   Equipment and net occupancy                              18,876     13,302    50,233    39,690
                   Printing, postage and supplies                            4,743      3,334    13,342    10,157
                   Amortization of goodwill and core deposit intangible     10,879      1,825    23,579     5,467
                   Other costs of operations                                40,472     29,975   148,430    90,356
                                                                          --------    -------  --------   -------
                         Total other expense                               138,490    104,706   427,367   311,060
                                                                          --------    -------  --------   -------
                   Income before income taxes                               90,170     73,409   231,656   209,613
                   Income taxes                                             33,693     27,518    81,525    79,672
                                                                          --------    -------  --------   -------
                   Net income                                             $ 56,477     45,891  $150,131   129,941
                                                                          --------    -------  --------   -------
                   Net income per common share
                      Basic                                              $    7.09       6.96  $  19.84     19.59
                      Diluted                                                 6.81       6.62     19.01     18.60

                   Cash dividends per common share                            1.00        .80      2.80      2.40

                   Average common shares outstanding
                      Basic                                                  7,966      6,592     7,566     6,634
                      Diluted                                                8,288      6,927     7,897     6,985


                     M&T BANK CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                        Nine months ended
                                                                                           September 30
Dollars In thousands                                                                1998              1997
--------------------                                                           ---------------   ---------------
Cash flows from            Net income                                           $       150,131          129,941
operating activities       Adjustments to reconcile net income to net cash
                             provided by operating activities
                              Provision for possible credit losses                       35,700           34,000
                              Depreciation and amortization of premises
                                and equipment                                            18,936           15,679
                              Amortization of capitalized servicing rights               14,733           10,147
                              Amortization of goodwill and core deposit intangible       23,579            5,467
                              Provision for deferred income taxes                        (2,225)         (11,389)
                              Asset write-downs                                           3,304              905
                              Net gain on sales of assets                                (4,257)          (1,232)
                              Net change in accrued interest receivable, payable         12,451           17,869
                              Net change in other accrued income and expense             32,927           50,569
                              Net change in loans held for sale                        (141,177)          23,077
                              Net change in trading account assets and liabilities     (141,036)          30,974
                                                                                ---------------   ---------------
                           Net cash provided by operating activities                      3,066          306,007
                                                                                ---------------   ---------------
Cash flows from            Proceeds from sales of investment securities
investing activities          Available for sale                                        124,553          217,221
                              Other                                                       3,976              --
                           Proceeds from maturities of investment securities
                              Available for sale                                        821,178          176,680
                              Held to maturity                                           74,536           67,561
                              Other                                                       7,930              --
                           Purchases of investment securities
                              Available for sale                                       (141,230)        (576,468)
                              Held to maturity                                          (34,405)         (39,201)
                              Other                                                     (21,873)          (3,936)
                           Net (increase) decrease in interest-bearing
                             deposits at banks                                             (241)          46,529
                           Additions to capitalized servicing rights                     (9,516)         (16,000)
                           Net increase in loans and leases                            (771,606)        (604,303)
                           Proceeds from sale of retail credit card business            189,818              --
                           Capital expenditures, net                                    (17,207)          (7,517)
                           Acquisitions, net of cash acquired:
                              ONBANCorp, Inc.                                            20,790              --
                              Deposits and banking offices                                 --            123,043
                           Purchases of bank owned life insurance                      (150,000)        (100,000)
                           Other, net                                                   (13,204)          (3,460)
                                                                                ---------------   ---------------
                              Net cash provided (used) by investing activities           83,499         (719,851)
                                                                                ---------------   ---------------
Cash flows from            Net increase (decrease) in deposits                         (533,682)         557,360
financing activities       Net increase (decrease) in short-term borrowings             250,960         (379,204)
                           Proceeds from long-term borrowings                           500,000          250,000
                           Payments on long-term borrowings                              (2,479)            (120)
                           Purchases of treasury stock                                 (135,528)         (67,771)
                           Dividends paid - common                                      (21,279)         (15,920)
                           Other, net                                                    11,168              850
                                                                                ---------------   ---------------
                              Net cash provided by financing activities                  69,160          345,195
                                                                                ---------------   ---------------
                           Net increase (decrease) in cash and cash equivalents $       155,725          (68,649)
                           Cash and cash equivalents at beginning of period             386,892          449,985
                           Cash and cash equivalents at end of period           $       542,617          381,336
                                                                                ---------------   ---------------
Supplemental               Interest received during the period                  $       999,174          784,005
disclosure of cash         Interest paid during the period                              500,793          354,753
flow information           Income taxes paid during the period                           48,162           40,915
                                                                                ---------------   ---------------
Supplemental schedule of   Real estate acquired in settlement of loans          $         5,754            6,522
noncash investing and      Acquisition of ONBANCorp, Inc:
financing activities          Common stock issued                               $       587,819              --
                              Fair value of:
                                 Assets acquired (noncash)                            5,205,420              --
                                 Liabilities assumed                                  4,618,967              --
                                 Stock options                                           19,424              --

                      M&T BANK CORPORATION AND SUBSIDIARIES


      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                                                Accumulated
                                                                Common  Additional                    other
                                         Preferred   Common      stock     paid-in  Retained  comprehensive  Treasury
Dollars in thousands, except per share       stock    stock   issuable     capital  earnings         income     stock   Total
                                         -------     ------   --------  ----------  --------- -------------  --------   -----------
1997
Balance - January 1, 1997                  $--       40,487      --         96,597   937,072     (2,485)     (166,012)  $  905,659
Comprehensive income:
   Net income                               --         --        --            --    129,941        --            --       129,941
   Other comprehensive income,
      net of tax:
      Unrealized gains on investment
         securities, net of
         reclassification adjustment        --         --        --            --        --      13,729           --        13,729
                                                                                                                           -------
                                                                                                                           143,670
Exercise of stock options                   --         --        --          4,934       --         --         10,986       15,920
Purchases of treasury stock                 --         --        --            --        --         --        (67,771)     (67,771)
Common stock cash dividends -
   $2.40 per share                          --         --        --            --    (15,920)       --            --       (15,920)
                                         -------     ------   --------  ----------  --------- -------------  ---------  -----------
Balance - September 30, 1997               $--       40,487      --        101,531  1,051,093     11,244      (222,797)  $ 981,558
                                         -------     ------   --------  ----------  --------- -------------  ---------  -----------
                                         -------     ------   --------  ----------  --------- -------------  ---------  -----------
1998
Balance - January 1, 1998                  $--       40,487      --        103,233  1,092,106     12,016     (217,576)  $1,030,266
Comprehensive income:
   Net income                               --         --        --            --     150,131       --            --       150,131
   Other comprehensive income,
      net of tax:
      Unrealized losses on investment
        securities, net of
        reclassification adjustment         --         --        --            --        --       (5,234)         --        (5,234)
                                                                                                                        -----------
                                                                                                                           144,897
Purchases of treasury stock                 --         --        --            --        --         --       (135,528)    (135,528)
Acquisition of ONBANCorp:
   Common stock issued                      --           10      --        364,427       --         --        223,382      587,819
   Fair value of stock options              --         --        --         19,424       --         --            --        19,424
Stock-based compensation plans:
   Exercise of stock options                --           11      --         (2,303)      --         --         21,768       19,476
   Directors' stock plan                    --         --        --             49       --         --            177          226
   Deferred bonus plan, net, including
     dividend equivalents                   --         --      3,834            (1)       (16)      --             59        3,876
Common stock cash dividends -
   $2.80 per share                          --         --        --            --     (21,279)      --            --       (21,279)
                                         -------     ------   --------  ----------  --------- -------------  --------   -----------
Balance - September 30, 1998               $--       40,508    3,834       484,829  1,220,942      6,782     (107,718) $ 1,649,177
                                         -------     ------   --------  ----------  --------- -------------  --------   -----------
                                         -------     ------   --------  ----------  --------- -------------  --------   -----------



CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (Unaudited)


                                       Nine months ended September 30
Dollars in thousands                       1998            1997
                                         ---------      -------
Beginning balance                        $ 274,656      270,466
Provision for possible credit losses        35,700       34,000
Allowance obtained through acquisition      27,905         --
Net charge-offs
        Charge-offs                        (41,088)     (44,332)
        Recoveries                          12,362       12,174
                                         ---------      -------
                Total net charge-offs      (28,726)     (32,158)
                                         ---------      -------
Ending balance                           $ 309,535      272,308
                                         ---------      -------
                                         ---------      -------

NOTES TO FINANCIAL STATEMENTS

1.   Significant accounting policies

In May 1998, First Empire State Corporation changed its name to M&T Bank Corporation ("M&T"). The consolidated financial statements of M&T and subsidiaries ("the Company") were compiled in accordance with the accounting policies set forth in Note 1 of Notes to Financial Statements on pages 39 through 41 of the Company's 1997 Annual Report to stockholders, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature. Certain reclassifications have been made to the 1997 financial statements to conform with the current year presentation.

2.   Earnings per share

The computations of basic earnings per share follow:


                                          Three months ended   Nine months ended
                                              September 30      September 30
                                             1998     1997      1998      1997
                                           -------    ------   -------   -------
                                            (in thousands, except per share)

Income available to common stockholders:

     Net income                            $56,477    45,891   150,131   129,941

Weighted-average shares
 outstanding (including common
  stock issuable)                            7,966     6,592     7,566     6,634

Basic earnings per share                   $  7.09      6.96     19.84     19.59

     The computations of diluted earnings per share follow:


                                           Three months ended  Nine months ended
                                              September 30       September 30
                                             1998      1997     1998      1997
                                           -------    ------   -------   -------
                                             (in thousands, except per share)
Income available to common
 stockholders                              $56,477    45,891   150,131   129,941
Weighted-average shares
 outstanding (including common
  stock issuable)                            7,966     6,592     7,566     6,634
Plus: incremental shares from
 assumed conversions of
 stock options                                 322       335       331       351
                                           -------   -------   -------   -------
Adjusted weighted-average shares
 outstanding                                 8,288     6,927     7,897     6,985

Diluted earnings per share                 $  6.81      6.62     19.01     18.60

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

The following table displays the components of other comprehensive income:

                                         Nine months ended September 30, 1998
                                         ------------------------------------
                                              Before-tax   Income
                                               amount      taxes        Net
                                              -------      ------     ------
Unrealized losses on investment securities:
   Unrealized holding
    losses during period(a)                   $(8,112)     3,291     (4,821)
   Less: reclassification
    adjustment for gains
    realized in net income                        698       (285)       413
                                              -------      -----     ------
   Net unrealized losses                      $(8,810)     3,576     (5,234)
                                              -------      -----     ------
                                              -------      -----     ------


(a) Including the effect of the contribution of appreciated investment securities described in note 4.

                                         Nine months ended September 30, 1997
                                         ------------------------------------
                                            Before-tax  Income
                                             amount     taxes        Net
                                             -------    ------     ------
Unrealized gains on investment securities:
   Unrealized holding
    gains during period                      $22,945    (9,382)    13,563

   Add: reclassification
    adjustment for losses
    realized in net income                       280      (114)       166
                                             -------    ------     ------
   Net unrealized gains                      $23,225    (9,496)    13,729
                                             -------    ------     ------
                                             -------    ------     ------

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

Acquired assets, loans and deposits of ONBANCorp on April 1, 1998 totaled approximately $5.5 billion, $3.0 billion and $3.8 billion, respectively. The transaction has been accounted for as a purchase and, accordingly, operations acquired from ONBANCorp have been included in the Company's financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $501 million of goodwill and $61 million of core deposit intangible. The goodwill is being amortized on a straight-line basis over twenty years and the core deposit intangible is being amortized on an accelerated basis over ten years. The Company incurred expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the Company of approximately $3.0 million and $21.3 million during the three and nine month periods ended September 30, 1998, respectively. Since the systems conversions and integration of operations is largely complete, the Company does not expect to incur a material amount of additional integration costs.

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

                                             Pro forma
                                   Nine months ended September 30
                                          1998           1997
                                      ----------      ---------
                                  (in thousands, except per share)

Interest income                       $1,078,640      1,050,162
Other income                             210,442        170,371
Net income                               143,620        132,203
Diluted earnings per common share     $    17.12          15.60

6.   Borrowings

In January 1997, First Empire Capital Trust I ("Trust I"), a Delaware business trust organized by the Company on January 17, 1997, issued $150 million of 8.234% preferred capital securities. In June 1997, First Empire Capital Trust II ("Trust II"), a Delaware business trust organized by the Company on May 30, 1997, issued $100 million of 8.277% preferred capital securities. As a result of the ONBANCorp acquisition, the Company assumed responsibility for similar preferred capital securities previously issued by a special-purpose entity formed by ONBANCorp. In February 1997, OnBank Capital Trust I ("OnBank Trust I" and, together with Trust I and Trust II, the "Trusts"), a Delaware business trust organized by ONBANCorp on January 24, 1997, issued $60 million of 9.25% preferred capital securities.

Other than the following payment terms (and the redemption terms described below), the preferred capital securities issued by the Trusts ("Capital Securities") are similar in all material respects:

                     Distribution           Distribution
    Trust               Rate                   Dates
--------------       ------------   -----------------------

Trust I                8.234%       February 1 and August 1

Trust II               8.277%       June 1 and December 1

OnBank Trust I         9.25%        February 1 and August 1

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

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase the following amounts of junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") issued by M&T in the case of Trust I and Trust II and Olympia in the case of OnBank Trust I:

               Capital           Common              Junior Subordinated
 Trust       Securities       Securities                 Debentures
-------     ------------     -------------     ------------------------------
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

M&T Bank Corporation ("M&T") completed the acquisition of ONBANCorp, Inc. ("ONBANCorp"), a bank holding company headquartered in Syracuse, New York, on April 1, 1998. Immediately after the acquisition, ONBANCorp's two banking subsidiaries, OnBank & Trust Co. in Syracuse, which operated 59 offices in upstate New York, and Franklin First Savings Bank in Wilkes-Barre, Pennsylvania, which operated 19 offices in northeastern Pennsylvania, were merged with and into Manufacturers and Traders Trust Company ("M&T Bank"), M&T's principal banking subsidiary. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operations acquired from ONBANCorp have been included in the financial results of M&T and its consolidated subsidiaries ("the Company") since the acquisition date. ONBANCorp's stockholders received $266.3 million in cash and 1,429,998 shares of M&T common stock in exchange for ONBANCorp shares outstanding at the time of acquisition. A summary of assets acquired and liabilities assumed on April 1, 1998 in connection with the ONBANCorp transaction follows (in thousands):

Assets

Investment securities                          $ 1,576,604
Loans and leases, net of unearned discount       2,970,306
Allowance for possible credit losses               (27,905)
                                               -----------
 Loans and leases, net                           2,942,401
Goodwill and core deposit intangible               562,426
Other assets                                       411,086
                                               -----------
 Total assets                                  $ 5,492,517
                                               -----------
                                               -----------
Liabilities

Deposits                                       $ 3,767,729
Short-term borrowings                              541,689
Long-term borrowings                               268,617
Other liabilities                                   40,932
                                               -----------
 Total liabilities                             $ 4,618,967
                                               -----------
                                               -----------

     In connection with the acquisition, the Company recorded approximately $562 million of goodwill and core deposit intangible, and incurred nonrecurring expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the operations of M&T Bank. Such expenses totaled $3.0 million and $21.3 million during the three and nine month periods ended September 30, 1998, respectively. Since the systems conversions and integration of operations is largely complete, the Company does not expect to incur a material amount of additional integration costs.

     The Company's net income for the third quarter of 1998 was $56.5 million, an increase of 23% from $45.9 million in the year-earlier quarter. Diluted earnings per common share were $6.81 in the recent quarter, up 3% from $6.62 in the third quarter of 1997. Net income was $44.7 million in the second quarter of 1998, representing $5.32 of diluted earnings per share. Basic earnings per share increased 2% to $7.09 in the third quarter of 1998 from $6.96 in the comparable 1997 quarter and 28% from $5.55 earned in 1998's second quarter. The after-tax impact on the third and second quarters of 1998 of nonrecurring expenses associated with merging the operations of ONBANCorp into the Company was $1.8 million and $11.3 million, respectively, representing $.21 and $1.34 of diluted earnings per share, respectively, and $.22 and $1.40 of basic earnings per share, respectively. For the nine months ended September 30, 1998, net income totaled $150.1 million or $19.01 per diluted share, up 16% and 2%, respectively, from $129.9 million or $18.60 per share during the first nine months of 1997. Basic earnings per share rose to $19.84 in the first nine months of 1998 from $19.59 in the corresponding 1997 period. Nonrecurring merger-related expenses lowered net income during the nine month period ended September 30, 1998 by $14.0 million and diluted and basic earnings per share by $1.77 and $1.85, respectively.

     The Company's net income for the third quarter of 1998 expressed as an annualized rate of return on average assets was 1.15%, compared with 1.36% and
 .92% in the third quarter of 1997 and the second quarter of 1998, respectively. The annualized rate of return on average common stockholders' equity was 13.48% in the recent quarter, compared with 18.92% in the year- earlier quarter and 10.77% in 1998's second quarter. During the first nine months of 1998, the annualized rates of return on average assets and average common stockholders' equity were 1.13% and 13.73%, respectively, compared with 1.32% and 18.58%, respectively, in the corresponding 1997 period. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.19% and 13.91%, respectively, during the third quarter of 1998 and 1.24% and 15.01%, respectively, during the first nine months of 1998.

     On July 31, 1998, M&T completed the sale of its retail credit card business, including outstanding balances of approximately $186 million on that date, and recognized a pre-tax gain of approximately $3.2 million. M&T continues to offer credit cards to customers in the name of M&T Bank, but the cardholder accounts are owned and serviced by the purchaser of that business.


Cash Operating Results

As a result of the acquisition of ONBANCorp on April 1, 1998 and, to a significantly lesser extent, acquisitions of other entities in prior years, M&T had recorded as assets at September 30, 1998 goodwill and core deposit intangible totaling $556 million. Since the amortization of goodwill and core deposit intangible does not result in a cash expense, M&T believes that reporting its operating results on a "cash" (or "tangible") basis (which excludes the after-tax effect of amortization of goodwill and core deposit intangible and the related asset balances) represents a more relevant measure of financial performance and better reflects the cash return on the investments made by M&T to improve and expand its franchise. Cash basis data presented herein do not exclude the effect of non-cash operating expenses such as depreciation, provision for possible credit losses, or deferred income taxes associated with the results of operations.

     Excluding nonrecurring merger-related expenses, cash net income rose 43% to $67.7 million in the recent quarter, from $47.4 million in the third quarter of 1997. On the same basis, diluted earnings per share for the third quarter of 1998 were $8.17, up 19% from $6.85 in the year-earlier quarter. Cash net income and diluted earnings per share, excluding one-time expenses, were $65.4 million and $7.78, respectively, in the second quarter of 1998. For the first nine months of 1998 cash net income and diluted cash earnings per share, excluding merger-related expenses, were $184.6 million and $23.37, respectively, up 37% and 21%, respectively, from $134.6 million and $19.26 in the corresponding 1997 period.

     Cash return on average tangible assets, excluding the impact of nonrecurring merger-related expenses, was an annualized 1.42% in the recent quarter, compared with 1.40% in the third quarter of 1997 and 1.38% in the second quarter of 1998. Cash return on average tangible common equity, also before one-time expenses, rose to an annualized 23.90% in the third quarter of 1998, compared with 19.98% in the year-earlier quarter and 23.50% in the second 1998 quarter. The annualized cash return on average tangible assets and average tangible common stockholders' equity for the first nine months of 1998, excluding one-time merger-related expenses, was 1.42% and 22.59%, respectively, compared with 1.37% and 19.70%, respectively, in the corresponding 1997 period. Including the effect of merger-related expenses, the annualized cash return on average tangible assets for the three and nine month periods ended September 30, 1998 was 1.38% and 1.32%, respectively, and the annualized cash return on average tangible common stockholders' equity was 23.28% and 20.87%, respectively.

Taxable-equivalent Net Interest Income

Net interest income expressed on a taxable-equivalent basis was $174.5 million in the third quarter of 1998, up $33.0 million or 23% from $141.5 million in the year-earlier quarter, but lower than $178.9 million earned in the second quarter of 1998. Growth in average loans and leases was the most significant factor contributing to the improvement in net interest income from the third quarter of 1997. Average loans and leases increased $4.1 billion, or 37%, to $15.1 billion in the third quarter of 1998 from $11.0 billion in the year-earlier quarter. The primary reason for the higher loan balances compared with 1997 was the $3.0 billion of loans obtained on April 1, 1998 from the ONBANCorp acquisition, including approximately $450 million of commercial loans, $380 million of commercial real estate loans, $1.2 billion of residential mortgage loans and $930 million of consumer loans. Partially offsetting these increases in average loans and leases was the impact of the July 1998 sale of M&T's retail credit card business. Average credit card balances for the third quarter of 1998 totaled $73 million, compared with $257 million in the corresponding 1997 quarter and $216 million in 1998's second quarter. Average loans and leases in the recent quarter were $146 million, or 1%, higher than the second quarter of 1998 despite the impact of the sale of the retail credit card portfolio described above and a decline in average commercial loan balances outstanding attributable to lower levels of inventory floor plan loans to automobile dealers resulting from normal seasonal fluctuations and the impact of a strike against certain production facilities of General Motors Corporation during the recent quarter. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)                          Percent increase
Dollars in millions                                 (decrease) from
                                     3rd Qtr.     3rd Qtr.    2nd Qtr.
                                       1998         1997        1998
                                     --------     --------    --------
Commercial, financial, etc.          $ 2,935         32 %        (1)%
Real estate - commercial               5,192         23           4
Real estate - consumer                 4,081         82           3
Consumer
   Automobile                          1,425         37           3
   Home equity                           743         15          (1)
   Credit cards                           73        (71)        (66)
   Other                                 675         85          (7)
                                      ------        ---          --
    Total consumer                     2,916         26          (5)
                                      ------        ---          --
        Total                        $15,124         37 %         1 %
                                      ======        ===          ==

     Taxable-equivalent net interest income for the first nine months of 1998 totaled $496.6 million, up 19% from $418.8 million in the corresponding 1997 period. An increase in average loans and leases of $3.1 billion, including approximately $2.0 billion attributable to the loans acquired in the ONBANCorp transaction, was the primary contributor to this improvement.

     Investment securities averaged $2.5 billion in the recent quarter, including $1.1 billion acquired in the ONBANCorp transaction, up from $1.7 billion in the third quarter of 1997. Holdings of investment securities averaged $2.9 billion in the second quarter of 1998, including $1.4 billion of securities obtained in the acquisition of ONBANCorp. Money-market assets averaged $224 million in 1998's third quarter, compared with $156 million in both the year-earlier quarter and the second quarter of 1998. For the first nine months of 1998, average balances of investment securities and money-market assets were $2.3 billion and $174 million, respectively, compared with $1.7 billion and $131 million, respectively, during the comparable period of 1997. Investment securities obtained in the acquisition of ONBANCorp averaged approximately $800 million during the first nine months of 1998. In general, the size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

     As a result of the changes described above, average earning assets totaled $17.9 billion in the third quarter of 1998, an increase of $5.0 billion, or 39%, from $12.9 billion in the comparable 1997 quarter. Average earning assets were $18.0 billion in the second quarter of 1998 and aggregated $16.4 billion and $12.7 billion for the nine month periods ended September 30, 1998 and 1997, respectively.

     Core deposits represent the most significant source of funding to the Company and generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits consist of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000. The Company's branch network is the principal source of core deposits. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association ("M&T Bank, N.A."), a wholly owned bank subsidiary of M&T. Core deposits obtained on April 1, 1998 in conjunction with the acquisition of ONBANCorp totaled approximately $2.8 billion. Average core deposits increased to $11.4 billion in the third quarter of 1998, from $8.4 billion in the year-earlier quarter. Core deposits averaged $11.5 billion in the second quarter of 1998. The accompanying table provides an analysis of quarterly changes in the components of average core deposits. For the nine months ended September 30, 1998 and 1997, core deposits averaged $10.5 billion and $8.3 billion, respectively.

AVERAGE CORE DEPOSITS
Dollars in millions
                                                    Percent increase
                                                     (decrease) from
                                     3rd Qtr.      3rd Qtr.    2nd Qtr.
                                       1998          1997        1998
                                     --------      --------    --------
NOW accounts                         $   344         47 %        13 %
Savings deposits                       4,709         37           -
Time deposits less than $100,000       4,600         32          (3)
Noninterest-bearing deposits           1,792         43           2
                                      ------         --          --
    Total                            $11,445         36 %        (1)%
                                      ======         ==          ==

     In addition to core deposits, the Company obtains funding through domestic time deposits of $100,000 or more, deposits originated through M&T Bank's offshore branch office, and brokered certificates of deposit. Brokered deposits are used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $1.4 billion during the recent quarter, compared with $1.5 billion during both the comparable 1997 period and the second quarter of 1998. At September 30, 1998, brokered deposits totaled $1.4 billion and had a weighted average remaining term to maturity of 2.02 years. However, certain of the deposits have provisions that allow early redemption. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

     The Company uses borrowings from banks, securities dealers, the Federal Home Loan Banks ("FHLB") and others as alternative sources of funding. Short-term borrowings averaged $2.1 billion in the recent quarter, compared with $641 million in the year-earlier quarter and $2.2 billion in the second quarter of 1998. Long-term borrowings averaged $861 million and $428 million in the third quarter of 1998 and 1997, respectively, and $695 million in the second quarter of 1998. Long-term borrowings include $250 million of trust preferred securities issued by two special-purpose entities formed by M&T during the first half of 1997 and similar securities with a carrying value of $69 million that were issued in the first quarter of 1997 by a special-purpose entity formed by ONBANCorp, as well as $175 million of subordinated capital notes issued in prior years by M&T Bank. Also included in average long-term borrowings during the third quarter of 1998 were $348 million of FHLB borrowings, compared with $2 million in the year-earlier quarter and $182 million in the second quarter of 1998.

     Net interest income is impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as well as changes in interest rates and spreads. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.30% in the third quarter of 1998, compared with 3.65% in the corresponding 1997 quarter. The yield on earning assets decreased 37 basis points (hundredths of one percent) to 7.97% in the third quarter of 1998 from 8.34% in the year-earlier quarter. Approximately one-half of the 37 basis point decrease in the recent quarter's yield was due to lower yielding residential real estate loans, consumer loans and investment securities acquired in the ONBANCorp transaction. Competitive pressure on interest rates charged for newly originated loans, particularly commercial loans and commercial real estate loans, also contributed to the decline in yield. The rate paid on interest-bearing liabilities in the third quarter of 1998 was 4.67%, compared with 4.69% in the corresponding 1997 quarter. The net interest spread was 3.44% in the second quarter of 1998 when the yield on earning assets was 8.10% and the rate paid on interest-bearing liabilities was 4.66%.

     Interest-free funds, consisting largely of noninterest-bearing demand deposits and stockholders' equity, contributed .57% to net interest margin, or taxable equivalent net interest income expressed as an annualized percentage of average earning assets, in the third quarter of 1998, compared with .70% in the corresponding 1997 quarter and .55% in the second quarter of 1998. Average interest-free funds totaled $2.2 billion in the third quarter of 1998, up from $1.9 billion a year earlier and $2.1 billion in the second 1998 quarter. The decline in the contribution to net interest margin of interest-free funds from 1997 was due, in part, to the goodwill and core deposit intangible assets recorded in conjunction with the ONBANCorp acquisition, which averaged $549 million during the recent quarter, and the cash surrender value of bank-owned life insurance, which averaged $362 million in the third quarter of 1998. The cash surrender value of bank-owned life insurance averaged $44 million during the third quarter of 1997. Increases in the cash surrender value of bank-owned life insurance are not included in interest income, but rather are recorded in "other revenue from operations." These two noninterest-earning assets mitigated much of the benefit derived from increases in noninterest-bearing deposits and stockholders' equity resulting from the ONBANCorp transaction.

     Due to the changes described above, the Company's net interest margin was 3.87% in 1998's third quarter, compared with 4.35% in the comparable quarter of 1997 and 3.99% in the second quarter of 1998. During the first nine months of 1998 and 1997, the net interest margin was 4.04% and 4.42%, respectively.

     The Company, as part of the management of interest rate risk, utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on loans or, as appropriate, rates paid on interest-bearing deposits. The notional amount of interest rate swap agreements used as part of the Company's management of interest rate risk in effect at September 30, 1998 and 1997 was $2.5 billion and $3.0 billion, respectively. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under the terms of a $32 million swap, the Company pays a fixed rate of interest and receives a variable rate. At September 30, 1998, the weighted average rates to be received and paid under interest rate swap agreements were 6.29% and 5.63%, respectively. As of September 30, 1998, the Company had also entered into forward-starting swaps with an aggregate notional amount of $391 million in which the Company will pay a fixed rate of interest and receive a variable rate. Such forward- starting swaps had no effect on the Company's net interest income through September 30, 1998. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

                                         Three months ended September 30
                                        1998                        1997
                                -----------------------    ----------------------
                                Amount          Rate *         Amount       Rate *
                                ------          ----           ------       ----
Increase (decrease) in:
           Interest income      $       688      .02%      $       (96)      -- %
           Interest expense          (2,859)    (.07)           (3,830)    (.13)
                                -----------      ---       -----------      ---
           Net interest
             income/margin      $     3,547      .08 %     $     3,734      .12 %
                                -----------      ---       -----------      ---
                                -----------      ---       -----------      ---
Average notional
           amount **            $ 2,538,794                $ 2,972,119
                                -----------                -----------

                                          Nine months ended September 30
                                         1998                        1997
                                -----------------------    -------------------------
                                    Amount      Rate *         Amount        Rate *
                                ------------   --------    -------------   ---------
Increase (decrease) in:
           Interest income      $     1,378      .01 %     $       (48)          - %
           Interest expense          (9,193)    (.09)          (10,455)       (.13)
                                ------------   --------    -------------   ---------
           Net interest
             income/margin      $    10,571      .09 %     $    10,407         .11 %
                                ------------   --------    -------------   ---------
                                ------------   --------    -------------   ---------
Average notional
           amount **            $ 2,530,748                $ 2,629,053
                                -----------                -------------
                                -----------                -------------


* Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**   Excludes forward starting interest rate swaps.


     The Company estimates that as of September 30, 1998 it would have received approximately $31 million if all interest rate swap agreements entered into for interest rate risk management purposes had been terminated. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not recorded in the consolidated financial statements.

     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Accordingly, a critical element in managing a financial institution is ensuring that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating expenses, and to be used for other corporate purposes. Deposits and borrowings, maturities of money-market assets, repayments of loans and investment securities, and cash generated from operations, such as net interest income and fees collected for services, provide the Company with other sources of liquidity. M&T's banking subsidiaries have access to additional funding sources through membership in the FHLB, as well as other available borrowing facilities. M&T utilizes dividend payments from its banking subsidiaries, which are subject to various regulatory limitations, to pay common stock dividends, repurchase treasury stock, and fund debt service and other operating expenses. M&T also maintains a $25 million line of credit with an unaffiliated commercial bank, all of which was available for borrowing at September 30, 1998. The proceeds from $250 million of junior subordinated debt issued to two special-purpose entities provided additional funds to M&T in 1997. Management does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either M&T or its subsidiary banks. Furthermore, management closely monitors the Company's liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet anticipated funding needs.

     Market risk is the risk of loss from adverse changes in interest rates and the resulting impact on market prices of the Company's financial instruments. The core banking activities of lending and deposit-taking expose the Company to this interest rate risk. As a result of interest rate risk, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and off-balance sheet financial instruments. Management's philosophy toward positioning the Company for interest rate movements is to attempt to limit such variability. The balances of both on- and off-balance sheet financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of mortgage-related assets and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analyses of the Company's sensitivity to changes in the market values of financial instruments resulting from changing interest rates.

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

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
(dollars in thousands)        Calculated
                              increase (decrease)
                              in projected net
Changes in Interest Rates     interest income
-------------------------     ---------------
+200 basis points             $           376
+100 basis points                       2,797
-100 basis points                      (2,954)
-200 basis points                      (6,161)


     The calculation of the impact of changes in interest rates on net interest income is based upon many assumptions, including interest rate spreads, the shape of the yield curve, prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumes gradual changes in interest rates of 100 and 200 basis points up and down during a twelve-month period. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions, as well as any actions, such as those previously described, which management may take to counter these changes.

     The Company engages in trading activities to meet the financial needs of customers and to profit from perceived market opportunities. Trading activities are conducted utilizing financial instruments that include forward and futures contracts related to foreign currency exchange and mortgage-backed securities, U.S. Treasury and other government securities, and interest rate contracts such as swaps. As a result, the Company is exposed to foreign currency and interest rate risk resulting from trading activities. However, the Company monitors its trading position daily and generally mitigates exposure arising from trading activities by entering into offsetting positions. Accordingly, the Company's exposure to interest rate, foreign exchange or other price risk related to trading activities as of September 30, 1998 was not considered material.


Provision for Possible Credit Losses

The provision for possible credit losses in the third quarter of 1998 was $10.5 million, down from $12.0 million in the year-earlier quarter and $13.2 million in 1998's second quarter, in part reflecting the July 1998 sale of M&T's retail credit card business. The purpose of the provision is to replenish or build the Company's allowance for possible credit losses to a level necessary to maintain an adequate reserve position. Net loan charge-offs totaled $11.8 million in the recent quarter, compared with $11.6 million and $9.0 million in the third quarter of 1997 and the second quarter of 1998, respectively. Net charge-offs as an annualized percentage of average loans and leases were .31% in the recent quarter, compared with .42% in the corresponding 1997 quarter and .24% in the second quarter of 1998. Net charge-offs of consumer loans in the recent quarter were $8.5 million, compared with $8.2 million in the year-earlier period and $9.3 million in 1998's second quarter. Net consumer loan charge-offs as an annualized percentage of average consumer loans and leases were 1.16% in the third quarter of 1998, compared with 1.42% in the corresponding quarter of 1997 and 1.21% in 1998's second quarter. Net charge-offs of credit card balances included in net consumer loan charge-offs were $4.6 million and $4.5 million in the third quarter of 1998 and 1997, respectively, and $4.6 million in the second quarter of 1998. For the nine months ended September 30, 1998 and 1997, the provision for possible credit losses was $35.7 million and $34.0 million, respectively. Through September 30, net charge-offs were $28.7 million in 1998 and $32.2 million in 1997, representing .28% and .40%, respectively, of average loans and leases. Consumer loan net charge-offs totaled $25.6 million and $26.8 million during the nine months ended September 30, 1998 and 1997, respectively. Net credit card charge-offs were $13.8 million during the first nine months of 1998 and $14.4 million during the corresponding 1997 period.

     Including $39.0 million of loans obtained in the acquisition of ONBANCorp, nonperforming loans were $119.2 million or .79% of total loans and leases outstanding at September 30, 1998, compared with $85.8 million or .76% a year earlier and $127.2 million or .83% at June 30, 1998. Nonperforming commercial real estate loans totaled $18.7 million at September 30, 1998, $24.9 million at September 30, 1997 and $24.8 million at June 30, 1998. Nonperforming commercial real estate loans include loans secured by properties located in the New York City metropolitan area of $716 thousand at September 30, 1998, $10.1 million a year earlier and $3.6 million at June 30, 1998. Nonperforming consumer loans and leases totaled $27.6 million at September 30, 1998, compared with $19.5 million at September 30, 1997 and $30.0 million at June 30, 1998. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were
 .96% at September 30, 1998 compared with .84% at September 30, 1997 and .99% at June 30, 1998. Assets acquired in settlement of defaulted loans were $11.1 million at September 30, 1998, $8.2 million a year earlier and $12.2 million at June 30, 1998.

     A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSETS
Dollars in thousands

                                                1998 Quarters                    1997 Quarters

                                     Third        Second         First        Fourth         Third
                                   --------      --------      --------      --------      --------
Nonaccrual loans                   $ 73,778        78,527        40,737        38,588        50,369
Loans past due
  90 days or more                    37,746        41,686        24,449        30,402        29,979
Renegotiated loans                    7,656         7,025         4,819        11,660         5,413
                                   --------      --------      --------      --------      --------
Total nonperforming loans           119,180       127,238        70,005        80,650        85,761
Real estate and other assets         11,106        12,211         7,828         8,413         8,239
                                   --------      --------      --------      --------      --------
Total nonperforming assets         $130,286       139,449        77,833        89,063        94,000
                                   --------      --------      --------      --------      --------
                                   --------      --------      --------      --------      --------

Government guaranteed
  nonperforming loans*             $ 13,776        16,062        14,787        17,712        17,853
                                   --------      --------      --------      --------      --------
                                   --------      --------      --------      --------      --------
Nonperforming loans
  to total loans and leases,
  net of unearned discount              .79%          .83%          .58%          .70%          .76%
Nonperforming assets
  to total net loans and
  real estate and other assets          .86%          .91%          .65%          .77%          .83%
                                   --------      --------      --------      --------      --------
                                   --------      --------      --------      --------      --------

*    Included in total nonperforming loans.

     The allowance for possible credit losses was $309.5 million, or 2.04% of total loans and leases at September 30, 1998, compared with $272.3 million or 2.42% a year earlier, $274.7 million or 2.39% at December 31, 1997 and $310.8 million or 2.04% at June 30, 1998. The ratio of the allowance for possible credit losses to nonperforming loans was 260% at the most recent quarter-end, compared with 318% a year earlier, 341% at December 31, 1997 and 244% at June 30, 1998. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Impacting the assessment as of September 30, 1998 was the effect that volatile economic conditions in foreign markets were having on the domestic economy. While the Company's direct international exposure is limited, the volatile conditions caused some instability in the domestic economy. Given the concentration of commercial real estate loans in the Company's loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular, coupled with significant growth in recent years in loans to individual consumers, management cautiously evaluated the impact of interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when assessing the adequacy of the Company's allowance for possible credit losses as of September 30, 1998. Based upon the results of such review, management believes that the allowance for possible credit losses at September 30, 1998 was adequate to absorb credit losses from existing loans and leases.


Other Income

Other income totaled $66.6 million in the third quarter of 1998, up 33% from $50.2 million in the year-earlier quarter. Approximately one-half of the increase from the third quarter of 1997 was attributable to revenues related to operations and market areas associated with the ONBANCorp acquisition. Other income was $66.4 million in the second quarter of 1998. Excluding $15.3 million of tax-exempt other income the Company recognized in 1998's first quarter in connection with the contribution of appreciated investment securities with a fair value of $24.6 million to an affiliated, tax-exempt private charitable foundation, other income was $188.1 million in the first nine months of 1998, up 34% from $140.1 million in the comparable 1997 period. Approximately one-third of this increase was attributable to revenues related to operations and market areas associated with the ONBANCorp acquisition. As a result of the charitable contribution noted above, the Company also incurred $24.6 million of charitable contributions expense and realized income tax benefits of $10.0 million.

     Mortgage banking revenues totaled $16.4 million in the recent quarter, compared with $12.7 million in the year-earlier quarter and $18.5 million in the second quarter of 1998. Residential mortgage loan servicing fees were $7.3 million in the third quarter of 1998, compared with $6.2 million in the year-earlier quarter and $7.8 million in the second quarter of 1998. Gains from sales of residential mortgage loans and loan servicing rights were $8.1 million in the recently completed quarter, compared with $5.8 million in the corresponding 1997 quarter and $9.9 million in 1998's second quarter. During the second quarter of 1998, the Company completed bulk sales of servicing rights related to approximately $400 million of loans sold to investors in prior periods resulting in a gain of $1.2 million. Due, in part, to generally favorable interest rates for borrowers, during the third quarter of 1998 residential mortgage loans originated for sale to other investors totaled $939 million, up from $608 million in 1997's third quarter, but down slightly from $953 million in the second 1998 quarter. Residential mortgage loans serviced for others totaled $7.5 billion and $6.5 billion at September 30, 1998 and 1997, respectively. Capitalized servicing assets were $64 million and $49 million at September 30, 1998 and 1997, respectively. Loans serviced for others and the related capitalized servicing assets obtained in the ONBANCorp acquisition were $988 million and $16 million, respectively, at April 1, 1998.

     Service charges on deposit accounts increased to $15.9 million in the third quarter of 1998, up from $10.9 million in the corresponding quarter of the previous year and $14.2 million in the second quarter of 1998. Fees for services provided to customers in the areas formerly served by ONBANCorp contributed approximately three-fourths of the increase from the third quarter of 1997. Trust income was $9.4 million in the third quarter of 1998, compared with $7.6 million in last year's third quarter and $9.9 million in the second quarter of 1998. The increase from 1997 was due largely to higher revenues for investment management and personal trust services. Merchant discount and credit card fees were $2.3 million in the recent quarter, compared with $4.5 million in the year-earlier period and $4.3 million in the second 1998 quarter. As further discussed below, the decrease from the prior periods was predominately the result of the July sale of the Company's retail credit card business. Trading account and foreign exchange activity resulted in losses of $148 thousand in the third quarter of 1998, compared with gains of $1.4 million and $506 thousand in the third quarter of 1997 and the second quarter of 1998, respectively. Other revenue from operations totaled $22.3 million in the recent quarter, compared with $10.7 million in the corresponding quarter of 1997 and $18.7 million in the second quarter of 1998. The increase from the year-earlier period was due largely to an increase of $4.5 million of tax-exempt income earned from the Company's ownership of bank-owned life insurance, a $3.2 million gain on the previously mentioned sale of the Company's retail credit card business and an increase of $2.3 million in fees for services provided to borrowers and other credit customers.

     For the nine-month period ended September 30, 1998, mortgage banking revenues totaled $48.7 million, up 32% from $37.0 million in the corresponding 1997 period. Compared with the first nine months of 1997, mortgage servicing fees and gains from sales of loans and loan servicing rights in 1998 were up by $4.0 million and $7.2 million, respectively. Compared with the same period in 1997, service charges on deposit accounts increased 29% to $41.4 million during the first nine months of 1998, while trust income increased 32% to $28.8 million. As a result of the factors discussed in the next paragraph, merchant discount and credit card fees decreased 22% to $10.9 million from $14.0 million in the similar period of 1997. Trading account and foreign exchange activity resulted in gains of $2.1 million for the initial nine months of 1998, compared with gains of $3.4 million during the first nine months of 1997. Excluding the effect of the contribution of securities to the affiliated charitable foundation, other revenues from operations increased 72% to $55.5 million in the first nine months of 1998 from $32.3 million in the comparable 1997 period. The increase resulted largely from an increase of $11.9 million in tax-exempt income earned from bank-owned life insurance, $4.6 million of increased fees for credit and other services provided to borrowers and other customers, the $3.2 million gain from the sale of the retail credit card business, a $2.3 million rise in automated teller machine service fees and a $2.0 million increase in fees earned from the sales of mutual funds and annuities. These latter fees totaled $13.5 million during the first nine months of 1998.

     Due to poorer than expected results, during 1997 and 1998 the Company terminated all of its co-branded credit card programs and, as previously discussed, sold its retail credit card business, including outstanding balances of approximately $186 million, on July 31, 1998, recognizing a pre-tax gain of $3.2 million. Outstanding credit card balances were $263.9 million, or 2.3% of total loans and leases, at September 30, 1997 and $205.5 million, or 1.3%, at June 30, 1998. Total credit card fees included in merchant discount and credit card fees in the first nine months of 1998 were $8.3 million, compared with $11.7 million in the corresponding 1997 period. Through the date of sale, the results of operations of the retail credit card business in 1998, including internal allocations of the provision for possible credit losses, interest expense and other expenses, were essentially break-even. On the same basis, the Company incurred a loss of approximately $8 million during the nine months ended September 30, 1997.

Other Expense

Excluding the amortization of goodwill and core deposit intangible and nonrecurring merger-related expenses, other expense totaled $124.6 million in the third quarter of 1998, 21% higher than $102.9 million in the year-earlier quarter, but down 2% from $127.4 million in the second quarter of 1998. On the same basis, through the first nine months of 1998, other expense totaled $382.4 million, up 25% from $305.6 million in the corresponding 1997 period. Nonrecurring merger-related expenses totaled $3.0 million and $16.7 million in the third and second quarters of 1998, respectively, and $21.3 million for the first nine months of 1998. The charitable contributions expense of $24.6 million related to the January 1998 donation of appreciated investment securities already discussed and higher operating expense levels resulting from combining ONBANCorp with the Company largely explain the increases in expenses from 1997 to 1998. Since nearly all operating systems and support operations of ONBANCorp have been converted to or combined with those of the Company, the Company's operating expenses cannot be precisely divided between or attributed directly to ONBANCorp or the Company as it existed prior to the merger.

     Salaries and employee benefits expense was $63.5 million in the recent quarter, 13% higher than the $56.3 million in the year-earlier quarter, but 9% lower than the $69.9 million in the second quarter of 1998. For the first nine months of 1998, salaries and employee benefits expense increased 16% to $191.8 million from $165.4 million in the corresponding 1997 period. Salaries and employee benefits relating to the operations acquired from ONBANCorp largely contributed to the increased expense level in the 1998 periods over 1997. Other factors contributing to the higher expenses were merit salary increases and higher costs associated with commissions, other incentive-based compensation arrangements and employee benefits. Partially offsetting the impact of these higher expenses was a decrease in expense associated with stock appreciation rights. For the three and nine month periods ended September 30, 1998, expenses for stock appreciation rights declined $7.9 million and $6.4 million, respectively, from the comparable periods of 1997. Such expenses declined $6.7 million from the second to the third quarter of 1998.

     Excluding one-time merger-related expenses and amortization of goodwill and core deposit intangible, nonpersonnel expense totaled $61.9 million in the recent quarter, compared with $46.6 million in the third quarter of 1997 and $58.8 million in 1998's second quarter. On the same basis, such expenses were $192.8 million during the first nine months of 1998, up 38% from $140.2 million during the corresponding 1997 period. The increases from 1997 were largely the result of expenses related to the acquired operations of ONBANCorp and an increase in amortization of capitalized servicing rights. Including $1.2 million of amortization of servicing rights obtained in the ONBANCorp acquisition, amortization and impairment of capitalized servicing rights increased to $6.0 million in the third quarter of 1998 from $3.3 million in the third quarter of 1997. For the first nine months of 1998 and 1997, such expenses were $15.7 million and $10.1 million, respectively. The previously mentioned transfer of securities to an affiliated charitable foundation in January 1998 also contributed $24.6 million to the higher expense level during the first nine months of 1998. Partially offsetting these increases were declines in co-branded credit card rebate and other operating expenses based on card usage of $2.2 million and $577 thousand compared with the third quarter of 1997 and the second quarter of 1998, respectively. Such expenses for the first nine months of 1998 were $2.8 million, compared with $8.5 million in the corresponding 1997 period.


Capital

Stockholders' equity at September 30, 1998 was $1.6 billion or 8.47% of total assets, compared with $982 million or 7.18% of total assets a year earlier and $1.0 billion or 7.36% at December 31, 1997. Stockholders' equity per share was $209.03 at September 30, 1998, up from $149.31 and $155.86 at September 30 and December 31, 1997, respectively. Excluding goodwill and core deposit intangible, net of applicable tax effect, tangible equity per share was $141.43 at September 30, 1998, compared with $146.40 a year earlier and $153.24 at December 31, 1997. To complete the acquisition of ONBANCorp on April 1, 1998, M&T issued 1,429,998 shares of common stock to former holders of ONBANCorp common stock and assumed employee stock options for 61,772 shares of M&T common stock resulting in additions to stockholders' equity of $587.8 million and $19.4 million, respectively.

     Stockholders' equity at September 30, 1998 reflected a gain of $6.8 million, or $.86 per share, for the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with unrealized gains of $11.2 million or $1.71 per share at September 30, 1997 and $12.0 million or $1.82 per share at December 31, 1997. Such unrealized gains represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

     Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are generally not recognized in determining regulatory capital. Core capital includes the $250 million of trust preferred securities issued by two special-purpose entities formed by M&T during 1997 and similar securities having a carrying value of $69 million issued by a special-purpose entity formed by ONBANCorp. As of September 30, 1998, total capital also included $160 million of subordinated notes issued by M&T Bank in prior years. The capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of September 30, 1998 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
September 30, 1998


                          M&T            M&T            M&T
                      (Consolidated)     Bank        Bank, N.A.
                      --------------     ----        ----------
Core capital              9.18%          8.51%         19.53%
Total capital            11.48%         10.83%         20.79%
Leverage                  7.44%          6.97%          9.28%

     The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders' equity, was 11.59% and 11.79% during the three and nine month periods ended September 30, 1998, compared with 16.75% and 16.30% during the comparable periods of 1997 and 8.84% in the second 1998 quarter.

     During the third quarter of 1998, M&T acquired 128,660 shares of its common stock pursuant to the repurchase program announced in February 1997. In October, this program was completed with a purchase of 1,318 shares of M&T's common stock. Under the completed program, a total of 155,133 shares were repurchased at an average cost of $479.54 per share. In the aggregate, M&T repurchased 280,439 common shares during the first nine months of 1998 at a total cost of $135.5 million. In October 1998, M&T announced another plan to repurchase up to 200,674 additional shares for reissuance upon the possible future exercise of outstanding stock options, and through November 6, 1998 had acquired 114,449 shares at an average cost of $462.62 per share.


Year 2000 Initiatives

The "Year 2000" problem relates to the ability of computer systems, including those in non-information technology equipment and systems ("Computer Systems"),to distinguish date data between the twentieth and twenty-first centuries. The Company is currently working to resolve the potential impact of the Year 2000 problem. The risk for the Company is that all of the corrections and testing will not be made in time for its own Computer Systems and for those third parties doing business with or providing services to the Company.

     Addressing the Year 2000 problem requires that the Company identify, remediate and test its Computer Systems that have date sensitive functions. As part of this process, the Company has identified those of its Computer Systems which, if uncorrected, would have a material adverse impact on the Company's customers, the Company's compliance with applicable regulations, or the Company's financial statements ("Mission Critical"). As a result of completed testing under a planned program to test for such compliance, management presently believes that approximately one-half of all of the Company's Mission Critical Computer Systems are Year 2000 compliant. Management currently anticipates that all but two of the Company's Mission Critical Computer Systems will be Year 2000 compliant by the end of 1998, and that the two remaining Mission Critical Computer Systems will be Year 2000 compliant by March 31, 1999. The Company currently expects that its remaining computer Systems will be Year 2000 compliant before the new millennium.

     The Company could also be adversely affected if its vendors, customers and other third parties that supply or rely on data processing systems are not Year 2000 compliant prior to the end of 1999. The Company, therefore, is working with its data processing vendors and providing information to its commercial customers regarding Year 2000 issues. Specifically, lending officers have been trained to address Year 2000 issues with customers, including assessing customer needs for Year 2000 compliance. The Company is also addressing the Year 2000 risks posed by other third parties such as its funds providers and capital market/asset management counterparties. Lack of corrective measures by government agencies or service providers which the Company either receives data from or provides data to could also have a negative impact on the Company's operations. Notwithstanding the Company's efforts, a risk remains due to the uncertainty that such third parties will
not be Year 2000 compliant before the new millennium.   As a result, it is
possible that if all aspects of Year 2000 issues are not adequately resolved by each of the third parties referred to above, the Company's future business operations, financial position and results of operations could be adversely impacted. For example, the credit quality of commercial and other loans may be adversely affected by the failure of customers' operating systems resulting from Year 2000 issues. As of September 30, 1998, the Company has not yet received sufficient information from all such third parties about their remediation plans to predict the outcome of their efforts.

     Management is monitoring the Company's progress regarding Year 2000 issues. The Company has established a committee consisting of senior members of management to oversee all Year 2000 activities. In conjunction with its assessment of the Company's Year 2000 remediation plans, management is in the process of identifying and/or developing appropriate contingency plans should any critical issues not be resolved prior to January 1, 2000.

     Through September 30, 1998, the Company has spent approximately $3 million (including approximately $2 million during the first nine months of 1998) in addressing its potential Year 2000 problems. Management believes that the Company is continuing to devote appropriate financial and human resources to resolve its Year 2000 issues in a timely manner, and currently estimates that it will expend an additional $6 to $8 million in order to address Year 2000 issues. A majority of the Company's past and future Year 2000 expenses relate to internal costs and constitute resources that would otherwise have been reallocated within the Company. Such reallocation has not had a material adverse impact on the Company's financial condition or results of operations, nor is it expected to have a material adverse impact in future periods. Costs associated with Year 2000 issues are recognized as expense as incurred.

     The preceding discussion of Year 2000 initiatives contains forward- looking statements as to Year 2000 issues. See also the discussion of Future Factors under the caption "Forward-Looking Statements," which are incorporated by reference into the preceding discussion.


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


     SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of the statement. Early application of all of the provisions of

SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that began after issuance of the statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods.

     The Company intends to adopt SFAS No. 133 as of January 1, 2000; however, it has not yet quantified the financial statement impact of adoption, nor has the method of adoption been determined. The Company anticipates that adoption of SFAS No. 133 could increase the volatility of reported earnings and stockholders' equity and could result in the modification of certain data processing systems and hedging practices.


Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward- looking statements that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                     M&T BANK CORPORATION AND SUBSIDIARIES


QUARTERLY TRENDS

                                                           1998 Quarters                             1997 Quarters
Taxable-equivalent basis                           Third      Second       First      Fourth       Third      Second       First
------------------------                        --------     -------     -------     -------     -------     -------     -------
Earnings and dividends
Amounts in thousands, except per share
Interest income                                 $359,339     363,503     277,803     277,166     271,305     265,301     257,029
Interest expense                                 184,850     184,644     134,585     133,270     129,768     125,734     119,321
                                                --------    --------    --------    --------    --------    --------    --------
Net interest income                              174,489     178,859     143,218     143,896     141,537     139,567     137,708
Less: provision for possible credit losses        10,500      13,200      12,000      12,000      12,000      11,000      11,000
Other income                                      66,568      66,410      70,396      52,979      50,182      43,983      45,923
Less: other expense                              138,490     155,004     133,873     110,716     104,706     102,070     104,284
                                                --------    --------    --------    --------    --------    --------    --------
Income before income taxes                        92,067      77,065      67,741      74,159      75,013      70,480      68,347
Applicable income taxes                           33,693      30,587      17,245      26,246      27,518      26,329      25,825
Taxable-equivalent adjustment                      1,897       1,779       1,541       1,613       1,604       1,360       1,263
                                                --------    --------    --------    --------    --------    --------    --------
Net income                                      $ 56,477      44,699      48,955      46,300      45,891      42,791      41,259
                                                --------    --------    --------    --------    --------    --------    --------
Per common share data
        Net income
                Basic                           $   7.09        5.55        7.34        7.01        6.96        6.46        6.17
                Diluted                             6.81        5.32        7.01        6.66        6.62        6.17        5.81
        Cash dividends                          $   1.00        1.00         .80         .80         .80         .80         .80
Average common shares outstanding
        Basic                                      7,966       8,051       6,666       6,599       6,592       6,627       6,685
        Diluted                                    8,288       8,409       6,981       6,955       6,927       6,928       7,100
                                                --------    --------    --------    --------    --------    --------    --------
Performance ratios, annualized
Return on
        Average assets                              1.15%        .92%       1.41%       1.33%       1.36%       1.31%       1.30%
        Average common stockholders' equity        13.48%      10.77%      18.86%      18.25%      18.92%      18.55%      18.24%
Net interest margin on average earning assets       3.87%       3.99%       4.35%       4.34%       4.35%       4.41%       4.50%
Nonperforming assets to total assets,
        at end of quarter                            .67%        .69%        .53%        .64%        .69%        .79%        .81%
                                                --------    --------    --------    --------    --------    --------    --------
Cash (tangible) operating results (1)
Net income (in thousands)                       $ 67,703      65,445      51,448      47,837      47,428      44,350      42,773
Diluted net income per common share                 8.17        7.78        7.37        6.88        6.85        6.40        6.02
Annualized return on
        Average tangible assets                     1.42%       1.38%       1.49%       1.38%       1.40%       1.36%       1.35%
        Average tangible common
          stockholders' equity                     23.90%      23.50%      20.13%      19.20%      19.98%      19.70%      19.39%
                                                --------    --------    --------    --------    --------    --------    --------
Balance sheet data
Dollars in millions, except per share
Average balances
        Total assets                            $ 19,455      19,547      14,055      13,785      13,424      13,148      12,866
        Earning assets                            17,881      17,992      13,357      13,148      12,905      12,700      12,420
        Investment securities                      2,533       2,858       1,614       1,721       1,747       1,715       1,611
        Loans and leases, net of unearned
          discount                                15,124      14,978      11,602      11,327      11,002      10,842      10,715
        Deposits                                  14,552      14,726      10,988      11,261      11,170      10,914      10,454
        Stockholders' equity                       1,662       1,664       1,053       1,007         962         925         917
                                                --------    --------    --------    --------    --------    --------    --------
At end of quarter
        Total assets                            $ 19,478      20,138      14,570      14,003      13,675      13,441      13,122
        Earning assets                            17,905      18,419      13,778      13,333      13,100      12,903      12,621
        Investment securities                      2,446       2,707       1,530       1,725       1,752       1,708       1,693
        Loans and leases, net of unearned
          discount                                15,163      15,245      12,033      11,497      11,271      10,980      10,803
        Deposits                                  14,394      14,813      11,085      11,163      11,205      11,186      10,533
        Stockholders' equity                       1,649       1,659       1,069       1,030         982         951         912
        Equity per common share                   209.03      207.18      160.06      155.86      149.31      143.64      137.33
        Tangible equity per common share          141.43      139.37      157.75      153.24      146.40      140.43      133.84
                                                --------    --------    --------    --------    --------    --------    --------
Market price per common share
        High                                    $    582         554         504         468         415         343 1/2     336
        Low                                          410         480         429         401         335         303         281
        Closing                                      461         554         499 7/8     465         415         337         320
                                                --------    --------    --------    --------    --------    --------    --------

(1) Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses, net of applicable income tax effects.

                      M&T BANK CORPORATION AND SUBSIDIARIES


AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

                                                                       1998 Third quarter
                                                                Average                   Average
Average balance in millions; interest in thousands            balance       Interest        rate
--------------------------------------------------           ----------    ----------     -------
Assets
Earning assets
Loans and leases, net of unearned discount*
        Commercial, financial, etc                           $    2,935    $   61,547        8.32%
        Real estate                                               9,273       188,843        8.15
        Consumer                                                  2,916        65,230        8.87
                                                             ----------    ----------        ----
                Total loans and leases, net                      15,124       315,620        8.28
                                                             ----------    ----------        ----
Money-market assets
        Interest-bearing deposits at banks                            2            16        3.07
        Federal funds sold and agreements
                to resell securities                                119         1,634        5.44
        Trading account                                             103         1,797        6.93
                                                             ----------    ----------        ----
                Total money-market assets                           224         3,447        6.11
                                                             ----------    ----------        ----
Investment securities**
        U.S. Treasury and federal agencies                        1,561        23,644        6.01
        Obligations of states and political subdivisions             85         1,321        6.18
        Other                                                       887        15,307        6.84
                                                             ----------    ----------        ----
                Total investment securities                       2,533        40,272        6.31
                                                             ----------    ----------        ----
                Total earning assets                             17,881       359,339        7.97
                                                             ----------    ----------        ----
Allowance for possible credit losses                               (311)
Cash and due from banks                                             413
Other assets                                                      1,472
                                                             ----------    ----------        ----
                Total assets                                 $   19,455
                                                             ----------    ----------        ----
                                                             ----------    ----------        ----
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
        NOW accounts                                         $      344         1,328        1.53
        Savings deposits                                          4,709        31,395        2.65
        Time deposits                                             7,414       103,525        5.54
        Deposits at foreign office                                  293         3,964        5.36
                                                             ----------    ----------        ----
                Total interest-bearing deposits                  12,760       140,212        4.36
                                                             ----------    ----------        ----
Short-term borrowings                                             2,069        29,376        5.63
Long-term borrowings                                                861        15,262        7.03
                                                             ----------    ----------        ----
                Total interest-bearing liabilities               15,690       184,850        4.67
                                                             ----------    ----------        ----
Noninterest-bearing deposits                                      1,792
Other liabilities                                                   311
                                                             ----------    ----------        ----
                Total liabilities                                17,793
                                                             ----------    ----------        ----
Stockholders' equity                                              1,662
                                                             ----------    ----------        ----
                Total liabilities and stockholders' equity   $   19,455
                                                             ----------    ----------        ----
Net interest spread                                                                          3.30
Contribution of interest-free funds                                                           .57
                                                             ----------    ----------        ----
Net interest income/margin on earning assets                               $  174,489        3.87%
                                                             ----------    ----------        ----
                                                             ----------    ----------        ----

                                                                   1998 Second quarter
                                                               Average              Average
Average balance in millions; interest in thousands             balance   Interest    rate
--------------------------------------------------             -------   --------  --------
Assets
Earning assets
Loans and leases, net of unearned discount*
        Commercial, financial, etc                              2,954      62,026    8.42%
        Real estate                                             8,951     184,120    8.23
        Consumer                                                3,073      69,672    9.09
                                                               ------     -------    ----
                Total loans and leases, net                    14,978     315,818    8.46
                                                               ------     -------    ----
Money-market assets
        Interest-bearing deposits at banks                         37         364    3.93
        Federal funds sold and agreements
                to resell securities                               88       1,247    5.70
        Trading account                                            31         494    6.31
                                                               ------     -------    ----
                Total money-market assets                         156       2,105    5.40
                                                               ------     -------    ----
Investment securities**
        U.S. Treasury and federal agencies                      1,816      27,620    6.10
        Obligations of states and political subdivisions           90       1,396    6.25
        Other                                                     952      16,564    6.98
                                                               ------     -------    ----
                Total investment securities                     2,858      45,580    6.40
                                                               ------     -------    ----
                Total earning assets                           17,992     363,503    8.10
                                                               ------     -------    ----
Allowance for possible credit losses                             (310)
Cash and due from banks                                           417
Other assets                                                    1,448
                                                               ------     -------    ----
                Total assets                                   19,547
                                                               ------     -------    ----
                                                               ------     -------    ----
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
        NOW accounts                                              304       1,189    1.57
        Savings deposits                                        4,718      30,636    2.60
        Time deposits                                           7,686     105,500    5.51
        Deposits at foreign office                                267       3,562    5.34
                                                               ------     -------    ----
                Total interest-bearing deposits                12,975     140,887    4.36
                                                               ------     -------    ----
Short-term borrowings                                           2,207      30,969    5.63
Long-term borrowings                                              695      12,788    7.38
                                                               ------     -------    ----
                Total interest-bearing liabilities             15,877     184,644    4.66
                                                               ------     -------    ----

Noninterest-bearing deposits                                    1,751
Other liabilities                                                 255
                                                               ------     -------    ----
                Total liabilities                              17,883
                                                               ------     -------    ----
Stockholders' equity                                            1,664
                                                               ------     -------    ----
                Total liabilities and stockholders' equity     19,547
                                                               ------     -------    ----
Net interest spread                                                                  3.44
Contribution of interest-free funds                                                   .55
                                                               ------     -------    ----
Net interest income/margin on earning assets                              178,859    3.99%
                                                               ------     -------    ----
                                                               ------     -------    ----

                                                                   1998 First quarter
                                                              Average              Average
Average balance in millions; interest in thousands            balance    Interest    rate
--------------------------------------------------            -------    --------  -------
Assets
Earning assets
Loans and leases, net of unearned discount*
        Commercial, financial, etc                              2,393      49,755    8.43%
        Real estate                                             7,012     148,744    8.49
        Consumer                                                2,197      51,194    9.45
                                                               ------     -------    ----
                Total loans and leases, net                    11,602     249,693    8.73
                                                               ------     -------    ----
Money-market assets
        Interest-bearing deposits at banks                          1           6    2.91
        Federal funds sold and agreements
                to resell securities                              127       1,722    5.51
        Trading account                                            13         169    5.13
                                                               ------     -------    ----
                Total money-market assets                         141       1,897    5.45
                                                               ------     -------    ----
Investment securities**
        U.S. Treasury and federal agencies                      1,013      15,861    6.35
        Obligations of states and political subdivisions           37         628    6.83
        Other                                                     564       9,724    7.00
                                                               ------     -------    ----
                Total investment securities                     1,614      26,213    6.59
                                                               ------     -------    ----
                Total earning assets                           13,357     277,803    8.43
                                                               ------     -------    ----
Allowance for possible credit losses                             (279)
Cash and due from banks                                           321
Other assets                                                      656
                                                               ------     -------    ----
                Total assets                                   14,055
                                                               ------     -------    ----
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
        NOW accounts                                              270         955    1.44
        Savings deposits                                        3,446      22,607    2.66
        Time deposits                                           5,753      80,634    5.68
        Deposits at foreign office                                247       3,239    5.31
                                                               ------     -------    ----
                Total interest-bearing deposits                 9,716     107,435    4.48
                                                               ------     -------    ----
Short-term borrowings                                           1,353      18,597    5.57
Long-term borrowings                                              428       8,553    8.11
                                                               ------     -------    ----
                Total interest-bearing liabilities             11,497     134,585    4.75
                                                               ------     -------    ----
Noninterest-bearing deposits                                    1,272
Other liabilities                                                 233
                                                               ------     -------    ----
                Total liabilities                              13,002
                                                               ------     -------    ----
Stockholders' equity                                            1,053
                                                               ------     -------    ----
                Total liabilities and stockholders' equity     14,055
                                                               ------     -------    ----
Net interest spread                                                                  3.68
Contribution of interest-free funds                                                   .67
                                                               ------     -------    ----
Net interest income/margin on earning assets                              143,218    4.35%
                                                               ------     -------    ----
                                                               ------     -------    ----

*    Includes nonaccrual loans

**   Includes available for sale securities at amortized cost

                                                                     (continued)

                      M&T BANK CORPORATION AND SUBSIDIARIES

                                                                        1997 Fourth quarter             1997 Third quarter
                                                              Average                  Average   Average                  Average
Average balance in millions; interest in thousands            balance     Interest      rate     balance     Interest      rate
--------------------------------------------------           ---------    ---------    -------   -------     --------     -------
Assets
Earning assets
Loans and leases, net of unearned discount*
        Commercial, financial, etc                           $   2,353    $  49,625     8.37%      2,226       47,527       8.47%
        Real estate                                              6,752      145,960     8.65       6,468      139,184       8.61
        Consumer                                                 2,222       52,259     9.33       2,308       54,025       9.28
                                                             ---------    ---------     ----      ------      -------       ----
                Total loans and leases, net                     11,327      247,844     8.68      11,002      240,736       8.68
                                                             ---------    ---------     ----      ------      -------       ----
Money-market assets
        Interest-bearing deposits at banks                           1            6     2.80          63          944       5.91
        Federal funds sold and agreements
                to resell securities                                56          772     5.50          69          952       5.47
        Trading account                                             43          825     7.55          24          414       6.96
                                                             ---------    ---------     ----      ------      -------       ----
                Total money-market assets                          100        1,603     6.36         156        2,310       5.88
                                                             ---------    ---------     ----      ------      -------       ----
Investment securities**
        U.S. Treasury and federal agencies                       1,098       17,328     6.26       1,132       17,959       6.29
        Obligations of states and political subdivisions            40          672     6.60          45          755       6.61
        Other                                                      583        9,719     6.62         570        9,545       6.64
                                                             ---------    ---------     ----      ------      -------       ----
                Total investment securities                      1,721       27,719     6.39       1,747       28,259       6.42
                                                             ---------    ---------     ----      ------      -------       ----
                Total earning assets                            13,148      277,166     8.36      12,905      271,305       8.34
                                                             ---------    ---------     ----      ------      -------       ----
Allowance for possible credit losses                              (273)                             (273)
Cash and due from banks                                            322                               303
Other assets                                                       588                               489
                                                             ---------    ---------     ----      ------      -------       ----
                Total assets                                 $  13,785                            13,424
                                                             ---------    ---------     ----      ------      -------       ----
                                                             ---------    ---------     ----      ------      -------       ----
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
        NOW accounts                                         $     257          897     1.39         234          803       1.36
        Savings deposits                                         3,483       23,418     2.67       3,443       22,746       2.62
        Time deposits                                            5,978       85,711     5.69       6,021       85,889       5.66
        Deposits at foreign office                                 227        3,079     5.37         221        2,969       5.32
                                                             ---------    ---------     ----      ------      -------       ----
                Total interest-bearing deposits                  9,945      113,105     4.51       9,919      112,407       4.50
                                                             ---------    ---------     ----      ------      -------       ----
Short-term borrowings                                              829       11,610     5.56         641        8,801       5.45
Long-term borrowings                                               428        8,555     7.93         428        8,560       7.94
                                                             ---------    ---------     ----      ------      -------       ----
                Total interest-bearing liabilities              11,202      133,270     4.72      10,988      129,768       4.69
                                                             ---------    ---------     ----      ------      -------       ----
Noninterest-bearing deposits                                     1,316                             1,251
Other liabilities                                                  260                               223
                                                             ---------    ---------     ----      ------      -------       ----
                Total liabilities                               12,778                            12,462
                                                             ---------    ---------     ----      ------      -------       ----
Stockholders' equity                                             1,007                               962
                                                             ---------    ---------     ----      ------      -------       ----
                Total liabilities and stockholders' equity   $  13,785                            13,424
                                                             ---------    ---------     ----      ------      -------       ----
                                                             ---------    ---------     ----      ------      -------       ----
Net interest spread                                                                     3.64                                3.65
Contribution of interest-free funds                                                      .70                                 .70
                                                             ---------    ---------     ----      ------      -------       ----
Net interest income/margin on earning assets                              $ 143,896     4.34%                 141,537       4.35%
                                                             ---------    ---------     ----      ------      -------       ----
                                                             ---------    ---------     ----      ------      -------       ----

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


Item 4. Submission of Matters to a Vote of Security Holders.
     (Not applicable.)


Item 5. Other Information.
     (None.)


Item 6. Exhibits and Reports on Form 8-K.

     (a) The following exhibits are filed as a part of this report:


     Exhibit
        No.
     --------
       27.1          Financial Data Schedule.  Filed herewith.


     (b) Reports on Form 8-K. M&T did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              M&T BANK CORPORATION


Date: November 13, 1998      By: /s/ Michael P. Pinto
                                 ---------------------
                                 Michael P. Pinto
                                 Executive Vice President
                                 and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
  No.
-------
 27.1                   Financial Data Schedule.  Filed herewith.