Form 10-K
period 1998-12-31
M&T BANK CORP
filed 1999-03-19
CIK 36270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-9861

                              M&T BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                 New York                       16-0968385
         (State of incorporation)   (I.R.S. Employer Identification No.)

  One M&T Plaza, Buffalo, New York                      14203
(Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code: (716)842-5445

           Securities registered pursuant to Section 12(b) of the Act:

 Common Stock, $5 par value              New York Stock Exchange
   (Title of each class)      (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

            8.234% Capital Securities of First Empire Capital Trust I
        (and the Guarantee of M&T Bank Corporation with respect thereto)
                                (Title of class)
                    8.234% Junior Subordinated Debentures of
                              M&T Bank Corporation
                                (Title of class)
           8.277% Capital Securities of First Empire Capital Trust II
        (and the Guarantee of M&T Bank Corporation with respect thereto)
                                (Title of class)
                    8.277% Junior Subordinated Debentures of
                              M&T Bank Corporation
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Common Stock, $5 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on March 1, 1999: $2,939,991,477.

Number of shares of the Common Stock, $5 par value, outstanding as of the close of business on March 1, 1999: 7,725,294 shares.

                      Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders of M&T Bank Corporation in Part III.

                              M&T BANK CORPORATION

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998


CROSS-REFERENCE SHEET                                                        Form
                                                                             10-K
PART I                                                                       Page
------                                                                       ----
Item 1. Business.                                                               5
Statistical disclosure pursuant to Guide 3

  I. Distribution of assets, liabilities, and stockholders' equity; interest rates and interest differential

        A.     Average balance sheets                                       49-50

        B.     Interest income/expense and resulting yield or rate
               on average interest-earning assets (including non-
               accrual loans) and interest-bearing liabilities              49-50

        C.     Rate/volume variances                                           19

 II.    Investment portfolio

        A.     Year-end balances                                               16

        B.     Maturity schedule and weighted average yield                    61

        C.     Aggregate carrying value of securities that exceed ten
               percent of stockholders' equity                                 75

III.    Loan portfolio

        A.     Year-end balances                                            16,76

        B.     Maturities and sensitivities to changes in interest rates       58

        C.     Risk elements
               Nonaccrual, past-due and renegotiated loans                     56
               Actual and pro forma interest on certain loans                  76
               Nonaccrual policy                                               69
               Loan concentrations                                             32

 IV.    Summary of loan loss experience

        A.     Analysis of the allowance for loan losses                       54
               Factors influencing management's judgment concerning
               the adequacy of the allowance and provision               31-32,69

        B.     Allocation of the allowance for loan losses                     55

 V.     Deposits

        A.     Average balances and rates                                   49-50

        B.     Maturity schedule of domestic time deposits with
               balances of $100,000 or more                                    57

 VI.    Return on equity and assets                                   18,25,37-38


VII.    Short-term borrowings                                               79-80



                              M&T BANK CORPORATION

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998


CROSS-REFERENCE SHEET--continued                                             Form
                                                                             10-K
                                                                             Page
PART I, continued
Item  2.       Properties.                                               20,77-78

Item  3.       Legal Proceedings.                                              20

Item  4.       Submission of Matters to a Vote of Security Holders.            20

               Executive Officers of the Registrant.                        20-22

PART II

Item  5.       Market for Registrant's Common Equity and Related
               Stockholder Matters.                                            23

         A.    Principal market                                                23
               Market prices                                                   46

         B.    Approximate number of holders at year-end                       16

         C.    Frequency and amount of dividends declared                17,18,46

         D.    Restrictions on dividends                               11,104-105

Item  6.       Selected Financial Data.

         A.    Selected consolidated year-end balances                         16

         B.    Consolidated earnings, etc.                                  17-18

Item  7.       Management's Discussion and Analysis of
               Financial Condition and Results of Operations.               23-61

Item     7A.   Quantitative and Qualitative Disclosures About
               Market Risk.                                              35-37,59

Item  8.       Financial Statements and Supplementary Data.

         A.    Report of Independent Accountants                               63

         B.    Consolidated Balance Sheet -
               December 31, 1998 and 1997                                      64

         C.    Consolidated Statement of Income -
               Years ended December 31, 1998, 1997 and 1996                    65

         D.    Consolidated Statement of Cash Flows -
               Years ended December 31, 1998, 1997 and 1996                    66

         E.    Consolidated Statement of Changes in
               Stockholders' Equity - Years ended December 31,
               1998, 1997 and 1996                                             67


                              M&T BANK CORPORATION

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998

CROSS-REFERENCE SHEET--continued                                             Form
                                                                             10-K
                                                                             Page
PART II, continued
Item 8, Financial Statements and Supplementary Data, continued

        F.     Notes to Financial Statements                               68-108

        G.     Quarterly Trends                                                46

Item 9. Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.                        109
PART III

Item 10.       Directors and Executive Officers of the
               Registrant.                                                    109

Item 11.       Executive Compensation.                                        109

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management.                                         109

Item 13.       Certain Relationships and Related Transactions.                109

PART IV

Item 14.       Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.                                           110

Signatures                                                                111-113


Exhibit Index                                                             114-116



                                     PART I

Item 1.  BUSINESS.

M&T Bank Corporation ("Registrant" or "M&T") is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA") and under Article III-A of the New York Banking Law ("Banking Law"). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the "Company". As of December 31, 1998, the Company had consolidated total assets of $20.6 billion, deposits of $14.7 billion and stockholders' equity of $1.6 billion. The Company had 5,485 full-time and 982 part-time employees as of December 31, 1998.

At December 31, 1998, the Registrant had two wholly owned bank subsidiaries:
Manufacturers and Traders Trust Company ("M&T Bank") and M&T Bank, National Association ("M&T Bank, N.A."). The banks collectively offer a wide range of commercial banking, trust and investment services to their customers. At December 31, 1998, M&T Bank represented 98% of consolidated assets of the Company.

On April 1, 1998, M&T completed the acquisition of ONBANCorp, Inc. ("ONBANCorp"), a bank holding company headquartered in Syracuse, New York. Immediately after the acquisition, ONBANCorp's two banking subsidiaries, OnBank & Trust Co. in Syracuse, which operated 59 offices in upstate New York, and Franklin First Savings Bank in Wilkes-Barre, Pennsylvania, which operated 19 offices in northeastern Pennsylvania, were merged with and into M&T Bank. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operations acquired from ONBANCorp have been included in the financial results of the Company since the acquisition date. ONBANCorp's stockholders received $266.3 million in cash and 1,429,998 shares of M&T common stock in exchange for ONBANCorp shares outstanding at the time of acquisition. A summary of assets acquired and liabilities assumed on April 1, 1998 in connection with the ONBANCorp transaction follows (in thousands):


Assets

Investment securities                               $1,576,604
Loans and leases, net of unearned discount           2,970,306
Allowance for possible credit losses                   (27,905)
                                                    ----------
 Loans and leases, net                               2,942,401
Goodwill and core deposit intangible                   562,533
Other assets                                           411,727
                                                    ----------
 Total assets                                       $5,493,265
                                                    ----------
                                                    ----------
Liabilities

Deposits                                            $3,767,729
Short-term borrowings                                  541,689
Long-term borrowings                                   268,617
Other liabilities                                       41,680
                                                    ----------
 Total liabilities                                  $4,619,715
                                                    ----------
                                                    ----------



In connection with the acquisition, the Company recorded approximately $563 million of goodwill and core deposit intangible, and incurred nonrecurring expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the operations of M&T Bank. Such expenses totaled $21.3 million ($14.0 million after-tax) during the year ended December 31, 1998.

On December 9, 1998, M&T entered into a definitive agreement with FNB Rochester Corp. ("FNB"), a bank holding company headquartered in Rochester,

New York, providing for a merger between the two companies. FNB, with total assets of $588 million as of December 31, 1998, is the parent company of the First National Bank of Rochester, which has 19 offices in western and central New York State. Under the terms of the merger agreement, stockholders of FNB may elect to receive .06766 of a share of M&T common stock (and cash in lieu of any fractional share) or $33.00 in cash for each outstanding share of FNB common stock. Subject to certain adjustments set forth in the merger agreements, 50% of the 3,625,806 shares of FNB common stock outstanding on December 9, 1998 will be exchanged for shares of M&T common stock and the remaining shares will be converted for cash. The elections of FNB's stockholders will be subject to allocation and proration if either portion of the merger consideration is oversubscribed. The merger, which will be accounted for as a purchase, has been approved by the boards of directors of each company, and is subject to certain conditions, including regulatory approvals and approval of FNB's stockholders. It is anticipated that the merger will take place during the second quarter of 1999.

The Company from time to time considers acquiring banks, thrift institutions, branch offices or other businesses within markets currently served or in other nearby markets. The Company has pursued acquisition opportunities in the past, continues to review different opportunities, including the possibility of major acquisitions, and intends to continue this practice.

                                  SUBSIDIARIES

Olympia Financial Corp. ("Olympia"), a wholly owned subsidiary of M&T, is a Delaware corporation that holds the stock of M&T Bank and is registered as a bank holding company under the Bank Holding Company Act. Its registered office is located at 1209 Orange Street, Wilmington, Delaware 19801.

M&T Bank is a banking corporation which is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 1998, M&T Bank had 228 banking offices located throughout New York State, 19 offices in northeastern Pennsylvania, plus a branch in Nassau, The Bahamas. As of December 31, 1998, M&T Bank had consolidated total assets of $20.1 billion, deposits of $14.3 billion and stockholder's equity of $1.8 billion. The deposit liabilities of M&T Bank are insured by the FDIC through either its Bank Insurance Fund ("BIF") or its Savings Association Insurance Fund ("SAIF"). Of M&T Bank's $14.3 billion in assessable deposits at December 31, 1998, 84% were assessed as BIF-insured and the remainder as SAIF-insured deposits. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State and northeastern Pennsylvania, and on small and medium-size businesses based in those areas. In addition, the Company conducts lending activities in other states through various subsidiaries. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Other financial services are also provided through operating subsidiaries.

M&T Bank, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the BIF. The main office of M&T Bank, N.A. is located at 48 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, primarily through direct mail and telephone marketing techniques. M&T Bank, N.A. is also a licensed insurance agency, and offers insurance products primarily through the banking offices of M&T Bank. As of December 31, 1998, M&T Bank, N.A. had total assets of $629 million, deposits of $421 million and stockholder's equity of $49 million.

M&T Capital Corporation ("M&T Capital"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in January 1968. M&T Capital is a federally-licensed small business investment company operating under the provisions of the Small Business Investment Act of 1958, as amended. During 1998, the Corporation's strategy was to continue the liquidation of its investments, while managing the remainder of its existing investment portfolio. Upon liquidation of its only significant remaining portfolio investment, it is the Company's current intention to surrender its license to the Small Business Administration. M&T Capital had assets and stockholder's equity of approximately $2 million as of December 31, 1998, and recorded approximately $65 thousand of revenues in 1998. The headquarters of M&T Capital are located at One M&T Plaza, Buffalo, New York 14203.

M&T Credit Corporation ("M&T Credit"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in April 1994. M&T Credit is a consumer credit company with headquarters at One M&T Plaza, Buffalo, New York 14203, and offices in Pennsylvania. As of December 31, 1998, M&T Credit had assets of $482 million and stockholder's equity of $25 million. M&T Credit recorded $30 million of revenues during 1998.

M&T Financial Corporation ("M&T Financial"), a New York business corporation, is a wholly owned subsidiary of M&T Bank which specializes in capital-equipment leasing. M&T Financial was formed in October 1985, had assets of $101 million and stockholder's equity of $18 million as of December 31, 1998, and recorded approximately $2 million of revenues in 1998. The headquarters of M&T Financial are located at One M&T Plaza, Buffalo, New York 14203.

M&T Mortgage Corporation ("M&T Mortgage"), the wholly owned mortgage banking subsidiary of M&T Bank, was incorporated as a New York business corporation in November 1991. M&T Mortgage's principal activities are comprised of the origination of residential mortgage loans and providing residential mortgage loan servicing to M&T Bank, M&T Bank, N.A. and others. M&T Mortgage operates throughout New York State, and also maintains branch offices in Arizona, Colorado, Idaho, Massachusetts, Ohio, Oregon, Pennsylvania, Utah and Washington. M&T Mortgage had assets of $711 million and stockholder's equity of $122 million as of December 31, 1998, and recorded approximately $113 million of revenues during 1998. Residential mortgage loans serviced by M&T Mortgage for non-affiliates totaled $7.3 billion at December 31, 1998. The headquarters of M&T Mortgage are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Real Estate, Inc.("M&T Real Estate") is a subsidiary of M&T Bank which was incorporated as a New York business corporation in August 1995. M&T Bank owns all of the outstanding common stock and 87.5% of the preferred stock of M&T Real Estate. The remaining 12.5% of M&T Real Estate's preferred stock is owned by officers or former officers of the Company. M&T Real Estate engages in commercial real estate lending and servicing activities. As of December 31, 1998, M&T Real Estate had assets of $4.9 billion and stockholder's equity of $4.8 billion. M&T Real Estate recorded $393 million of revenues in 1998. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Securities, Inc. ("M&T Securities") is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities

Exchange Act of 1934, as amended, as an investment advisor under the Investment Advisors Act of 1940, as amended, and is licensed as an insurance agent. It provides securities brokerage, investment advisory, and insurance services. As of December 31, 1998, M&T Securities had assets of $9 million and stockholder's equity of $4 million. M&T Securities recorded $22 million of revenues during 1998. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.

Highland Lease Corporation ("Highland Lease"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in October 1994. Highland Lease is a consumer leasing company with headquarters at One M&T Plaza, Buffalo, New York 14240. As of December 31, 1998, Highland Lease had assets of $419 million and stockholder's equity of $37 million. Highland Lease recorded $23 million of revenues during 1998.

During 1997, the Company formed two Delaware business trusts and ONBANCorp formed one Delaware business trust to issue preferred capital securities ("Capital Securities"). First Empire Capital Trust I ("Trust I") issued $150 million of 8.234% Capital Securities on January 17, 1997, and First Empire Capital Trust II ("Trust II") issued $100 million of 8.277% Capital Securities on May 30, 1997. On February 4, 1997, OnBank Capital Trust I ("OnBank Trust I" and, together with Trust I and Trust II, the "Trusts") issued $60 million of 9.25% preferred capital securities. As a result of the ONBANCorp acquisition, the Company assumed responsibility for the ONBANCorp Capital Securities. The common securities ("Common Securities") of Trust I and Trust II are wholly owned by M&T and the common securities of OnBank Trust I are wholly owned by Olympia. The common securities of each Trust are the only class of each Trust's securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding Trust and are classified in the Company's consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. Under the Federal Reserve Board's current risk-based capital guidelines, the Capital Securities are includable in M&T's Tier 1 capital. The proceeds from the issuances of the Capital Securities and the Common Securities were used by the Trusts to purchase junior subordinated deferrable interest debentures issued by M&T in the case of Trust I and Trust II and Olympia in the case of OnBank Trust I. The junior subordinated debentures represent the sole assets of each Trust and payments under the junior subordinated debentures are the sole source of cash flow for each Trust. As of December 31, 1998, Trust I had assets of $160 million and stockholders' equity of $155 million, and during 1998 Trust I recorded $13 million of revenues. Trust II had assets of $104 million and stockholders' equity of $103 million at December 31, 1998, and during 1998 Trust II recorded $9 million of revenues. OnBank Trust I had assets of $73 million and stockholders' equity of $62 million at December 31, 1998, and during 1998 OnBank Trust I recorded $4 million of revenues.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries represented, individually and collectively, an insignificant portion of the Company's consolidated assets, net income and stockholders' equity at December 31, 1998.

                SEGMENT INFORMATION, PRINCIPAL PRODUCTS/SERVICES
                             AND FOREIGN OPERATIONS

Information about the Registrant's business segments is included in note 21 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data" and is further discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's international activities are discussed in note 16 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data".

The Registrant's reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Banking Act") generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate DE NOVO interstate branches whenever the host state opts-in to DE NOVO branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed. The 19 branches of Franklin First Savings Bank, a wholly owned subsidiary of ONBANCorp, were merged into M&T Bank on April 1, 1998 as a part of M&T's acquisition of ONBANCorp under the interstate banking authority of the Interstate Banking Act.

The Banking Law authorizes interstate branching by merger or acquisition on a reciprocal basis, and permits the acquisition of a single branch without restriction, but does not provide for DE NOVO interstate branching.

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the terms of the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. Furthermore, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally-regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. The Banking Law contains provisions similar to the CRA which are applicable to New York-chartered banks.

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

Under the "cross-guarantee" provisions of the FDI Act, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the BIF or SAIF of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Thus, any insured depository institution subsidiary of M&T could incur liability to the FDIC in the event of a default of another insured depository institution owned or controlled by M&T. The FDIC's claim under the cross-guarantee provisions is superior to claims of stockholders of the insured depository institution or its holding company and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the BIF or SAIF or both.

                        DIVIDENDS FROM BANK SUBSIDIARIES

M&T Bank and M&T Bank, N.A. are subject, under one or more of the banking laws, to restrictions on the amount and frequency (no more often than quarterly) of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 22 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data," and to other statutory powers of bank regulatory agencies.

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

As reflected in the following table, the risk-based capital ratios and leverage ratios of the Registrant, M&T Bank and M&T Bank, N.A. as of December 31, 1998 exceeded the required capital ratios for classification as "well capitalized," the highest classification under the regulatory capital guidelines.

               Capital Components and Ratios at December 31, 1998
                              (dollars in millions)


                                       Registrant                 M&T Bank,
                                     (Consolidated)   M&T Bank      N.A.
                                     --------------   --------    --------
Capital Components
 Tier 1 capital                       $ 1,372         $ 1,293         $ 46
 Total capital                          1,725           1,640           51

Risk-weighted assets
 and off-balance sheet
 instruments                          $16,335         $16,032         $317

Risk-based Capital Ratio
 Tier 1 capital                          8.40%           8.07%       14.54%
 Total capital                          10.56%          10.24%       16.25%

Leverage Ratio                           7.02%           6.80%        7.81%



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

Bank regulators periodically propose amendments to the risk-based capital guidelines and related regulatory framework. While the Company's management studies such proposals, the timing of adoption, ultimate form and effect of any such proposed amendments on the Company's capital requirements and operations cannot be predicted. During 1998 the Federal Reserve and OCC amended their risk-based capital guidelines to permit the inclusion of up to 45% of unrealized gains on certain equity securities in Tier 2 capital, and raised the Tier 1 capital limitation for mortgage servicing assets from 50 to 100 percent of Tier 1 capital.

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

Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and

(iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank holding company or bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank holding company or bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C)"critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The Federal Reserve Board may reclassify a "well capitalized" bank holding company or bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. M&T, Olympia, M&T Bank and M&T Bank, N.A. currently meet the definition of "well capitalized" institutions.

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

The FDIC has implemented a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on the institution's capital classification under the prompt corrective action provisions described above, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The adjusted assessment rates for both BIF-insured and SAIF-insured institutions under the current system range from .00% to .31% depending upon the assessment category into which the insured institution is placed. Neither of the Company's banking subsidiaries paid regular insurance assessments to the FDIC in 1998. However, the FDIC retains the ability to increase regular BIF and SAIF assessments and to levy special additional assessments.

In addition to deposit insurance fund assessments, beginning in 1997 the FDIC assessed BIF-assessable and SAIF-assessable deposits to fund the repayment of debt obligations of the Financing Corporation ("FICO"). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The FDIC is required to set FICO assessments for BIF-assessable deposits at one-fifth the amount for SAIF-assessable deposits. The current annualized rates established by the FDIC for BIF-assessable and SAIF-assessable deposits are 1.22 basis points and 6.10 basis points, respectively.

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

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                 Item 1, Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

DOLLARS IN THOUSANDS                                             1998          1997            1996            1995            1994
------------------------------------------------------     ----------    ----------      ----------      ----------      ----------
Money-market assets
      Interest-bearing deposits at banks                 $        674           668          47,325         125,500             143
      Federal funds sold and resell agreements                229,066        53,087         125,326           1,000           3,080
      Trading account                                         173,122        57,291          37,317           9,709           5,438
------------------------------------------------------     ----------    ----------      ----------      ----------      ----------
           Total money-market assets                          402,862       111,046         209,968         136,209           8,661

Investment securities
      U.S. Treasury and federal agencies                    1,321,000     1,081,247       1,023,038       1,087,005         999,407
      Obligations of states and political subdivisions         73,789        38,018          41,445          35,250          55,787
      Other                                                 1,390,775       605,953         507,215         647,040         735,846
------------------------------------------------------     ----------    ----------      ----------      ----------      ----------
           Total investment securities                      2,785,564     1,725,218       1,571,698       1,769,295       1,791,040

Loans and leases
      Commercial, financial, leasing, etc                   3,270,840     2,406,640       2,206,282       2,013,937       1,680,415
      Real estate - construction                              489,112       254,434          90,563          77,604          53,535
      Real estate - mortgage                                9,289,521     6,765,408       6,199,931       5,648,590       5,046,937
      Consumer                                              2,956,228     2,339,051       2,623,445       2,133,592       1,666,230
------------------------------------------------------     ----------    ----------      ----------      ----------      ----------
           Total loans and leases                          16,005,701    11,765,533      11,120,221       9,873,723       8,447,117
      Unearned discount                                      (214,171)     (268,965)       (398,098)       (317,874)       (229,824)
      Allowance for possible credit losses                   (306,347)     (274,656)       (270,466)       (262,344)       (243,332)
------------------------------------------------------     ----------    ----------      ----------      ----------      ----------
           Loans and leases, net                           15,485,183    11,221,912      10,451,657       9,293,505       7,973,961

Goodwill and core deposit intangible                          546,036        17,288          18,923          28,234          23,514
Real estate and other assets owned                             11,129         8,413           8,523           7,295          10,065
Total assets                                               20,583,891    14,002,935      12,943,915      11,955,902      10,528,644
------------------------------------------------------     ----------    ----------      ----------      ----------      ----------
------------------------------------------------------     ----------    ----------      ----------      ----------      ----------
Noninterest-bearing deposits                                2,066,814     1,458,241       1,352,929       1,184,359       1,087,102
NOW accounts                                                  509,307       346,795         334,787         768,559         748,199
Savings deposits                                            4,830,678     3,344,697       3,280,788       2,765,301       3,098,438
Time deposits                                               7,027,083     5,762,497       5,352,749       4,596,053       3,106,723
Deposits at foreign office                                    303,270       250,928         193,236         155,303         202,611
------------------------------------------------------     ----------    ----------      ----------      ----------      ----------
           Total deposits                                  14,737,152    11,163,158      10,514,489       9,469,575       8,243,073

Short-term borrowings                                       2,229,976     1,050,918       1,127,900       1,270,022       1,363,161
Long-term borrowings                                        1,567,543       427,819         178,002         192,791          96,187
Total liabilities                                          18,981,525    12,972,669      12,038,256      11,109,649       9,807,648
------------------------------------------------------     ----------    ----------      ----------      ----------      ----------
Stockholders' equity                                        1,602,366     1,030,266         905,659         846,253         720,996
------------------------------------------------------     ----------    ----------      ----------      ----------      ----------
------------------------------------------------------     ----------    ----------      ----------      ----------      ----------



STOCKHOLDERS, EMPLOYEES AND OFFICES

NUMBER AT YEAR-END    1998    1997    1996    1995    1994
------------------   -----   -----   -----   -----   -----
Stockholders         5,207   3,449   3,654   3,787   3,981
Employees            6,467   5,083   5,180   4,889   4,505
Offices                283     210     202     181     168
                     -----   -----   -----   -----   -----

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                 Item 1, Table 2
CONSOLIDATED EARNINGS

Dollars in thousands                                         1998         1997          1996          1995         1994
---------------------------------------------          ----------    ---------       -------       -------      -------
INTEREST INCOME
Loans and leases, including fees                       $1,190,983      952,436       881,002       794,181      633,077
Money-market assets
     Deposits at banks                                        400        2,475         2,413         8,181        2,212
     Federal funds sold and resell agreements               8,293        2,989         2,985         3,007        4,751
     Trading account                                        4,403        1,781           980         1,234          361
Investment securities
     Fully taxable                                        139,731       99,640       107,415       118,791      104,185
     Exempt from federal taxes                              7,984        5,640         2,637         2,760        2,760
---------------------------------------------          ----------    ---------       -------       -------      -------
     Total interest income                              1,351,794    1,064,961       997,432       928,154      747,346
---------------------------------------------          ----------    ---------       -------       -------      -------
INTEREST EXPENSE
NOW accounts                                                4,851        3,455         9,430        11,902       11,286
Savings deposits                                          115,345       90,907        84,822        87,612       84,804
Time deposits                                             388,185      327,611       286,088       239,882       97,067
Deposits at foreign office                                 14,973       12,160        12,399         6,952        5,894
Short-term borrowings                                     105,582       44,341        59,442        84,225       73,868
Long-term borrowings                                       58,567       29,619        14,227        11,157        6,287
---------------------------------------------          ----------    ---------       -------       -------      -------
     Total interest expense                               687,503      508,093       466,408       441,730      279,206
---------------------------------------------          ----------    ---------       -------       -------      -------
NET INTEREST INCOME                                       664,291      556,868       531,024       486,424      468,140
Provision for possible credit losses                       43,200       46,000        43,325        40,350       60,536
---------------------------------------------          ----------    ---------       -------       -------      -------
Net interest income after provision
     for possible credit losses                           621,091      510,868       487,699       446,074      407,604
---------------------------------------------          ----------    ---------       -------       -------      -------
OTHER INCOME
Mortgage banking revenues                                  65,646       51,547        44,484        37,142       16,002
Service charges on deposit accounts                        57,357       43,377        40,659        38,290       35,016
Trust income                                               38,211       30,688        27,672        25,477       22,574
Merchant discount and other credit card fees               12,436       19,395        18,266        10,675        8,705
Trading account and foreign exchange gains                  3,963        3,690         2,421         2,783          738
Gain (loss) on sales of bank investment securities          1,761         (280)          (37)        4,479          128
Gain on sales of venture capital investments                 --          2,677         3,175         2,619          802
Other revenues from operations                             91,221       41,973        33,608        28,073       39,774
---------------------------------------------          ----------    ---------       -------       -------      -------
     Total other income                                   270,595      193,067       170,248       149,538      123,739
---------------------------------------------          ----------    ---------       -------       -------      -------
OTHER EXPENSE
Salaries and employee benefits                            259,487      220,017       208,342       188,222      161,221
Equipment and net occupancy                                66,553       53,299        51,346        50,526       49,132
Printing, postage and supplies                             17,603       13,747        15,167        14,442       13,516
Amortization of goodwill and core deposit intangible       34,487        7,291         6,292         6,293          358
Deposit insurance                                           2,710        1,935         9,337        14,675       16,442
Other costs of operations                                 185,283      125,487       118,494       100,281       96,193
---------------------------------------------          ----------    ---------       -------       -------      -------
     Total other expense                                  566,123      421,776       408,978       374,439      336,862
---------------------------------------------          ----------    ---------       -------       -------      -------
Income before income taxes                                325,563      282,159       248,969       221,173      194,481
Income taxes                                              117,589      105,918        97,866        90,137       77,186
---------------------------------------------          ----------    ---------       -------       -------      -------
NET INCOME                                             $  207,974      176,241       151,103       131,036      117,295
---------------------------------------------          ----------    ---------       -------       -------      -------
---------------------------------------------          ----------    ---------       -------       -------      -------
DIVIDENDS DECLARED
     Common                                            $   28,977       21,207        18,617        16,224       14,743
     Preferred                                               --           --             900         3,600        3,600
---------------------------------------------          ----------    ---------       -------       -------      -------
---------------------------------------------          ----------    ---------       -------       -------      -------



--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                 Item 1, Table 3

COMMON SHAREHOLDER DATA

                                                              1998      1997      1996      1995      1994
----------------------------------------------         -----------   -------    ------    ------    ------
Per Share
     Net income
           Basic                                       $     27.30     26.60     22.54     19.61     16.90
           Diluted                                           26.16     25.26     21.08     17.98     15.73
     Cash dividends declared                                  3.80      3.20      2.80      2.50      2.20
     Stockholders' equity at year-end                       207.94    155.86    135.45    125.33    103.02
     Tangible stockholders' equity at year-end              139.89    153.24    132.62    120.94     99.46
Dividend payout ratio                                        13.93 %   12.03 %   12.39 %   12.73 %   12.97 %
----------------------------------------------         -----------   -------    ------    ------    ------
----------------------------------------------         -----------   -------    ------    ------    ------


-------------------------------------------------------------------------------
                     M&T BANK CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
                                                                 Item 1, Table 4

CHANGES IN INTEREST INCOME AND EXPENSE*

                                                   1998 COMPARED WITH 1997          1997 COMPARED WITH 1996
                                               -------------------------------  -------------------------------
                                                            RESULTING FROM                  RESULTING FROM
                                                  TOTAL       CHANGES IN:         TOTAL       CHANGES IN:
INCREASE (DECREASE) IN THOUSANDS                 CHANGE    VOLUME      RATE      CHANGE     VOLUME      RATE
--------------------------------               ---------  ---------  ---------  ---------  ---------  ---------
Interest income
Loans and leases, including fees               $ 238,819    278,543    (39,724)  $ 71,264     74,326     (3,062)
Money-market assets
        Deposits at banks                         (2,075)    (1,414)      (661)        62        200       (138)
        Federal funds sold and agreements
          to resell securities                     5,304      5,298          6          4         19        (15)
        Trading account                            2,587      2,723       (136)       837        700        137
Investment securities
        U.S. Treasury and federal agencies        17,062     19,964     (2,902)    (3,055)    (4,941)     1,886
        Obligations of states and political
        subdivisions                               1,734      1,878       (144)       154        137         17
        Other                                     24,748     23,816        932       (384)    (1,980)     1,596
                                               ---------                        ---------
        Total interest income                  $ 288,179                        $  68,882
                                               ---------                        ---------
                                               ---------                        ---------

Interest expense
Interest-bearing deposits
        NOW accounts                           $   1,396      1,008        388  $  (5,975)    (5,416)      (559)
        Savings deposits                          24,438     26,516     (2,078)     6,085     12,622     (6,537)
        Time deposits                             60,574     66,505     (5,931)    41,523     38,400      3,123
        Deposits at foreign office                 2,813      3,023       (210)      (239)      (474)       235
Short-term borrowings                             61,241     60,997        244    (15,101)   (16,846)     1,745
Long-term borrowings                              28,948     32,764     (3,816)    15,392     14,534        858
                                               ---------  ---------  ---------  ---------  ---------  ---------
        Total interest expense                 $ 179,410                        $  41,685
                                               ---------                        ---------
                                               ---------                        ---------

-----------------

      * INTEREST INCOME DATA ARE ON A TAXABLE-EQUIVALENT BASIS. THE APPORTIONMENT OF CHANGES RESULTING FROM THE COMBINED EFFECT OF BOTH VOLUME AND RATE WAS BASED ON THE SEPARATELY DETERMINED VOLUME AND RATE CHANGES.

Item 2.  PROPERTIES.

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 276,000 rentable square feet of space, is owned in fee by M&T Bank, and was completed in 1967 at a cost of approximately $17 million. M&T, M&T Bank and their subsidiaries occupy approximately 84% of the building and the remainder is leased to non-affiliated tenants. At December 31, 1998, the cost of this property, net of accumulated depreciation, was $9.6 million.

In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 365,000 rentable square feet of space at a cost of approximately $12 million. Approximately 77% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 1998, the cost of this building, including improvements made subsequent to acquisition and net of accumulated depreciation, was $15.3 million.

M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 223,000 square feet and their combined cost, net of accumulated depreciation, was $13.6 million.

As a result of the April 1, 1998 ONBANCorp merger, M&T Bank acquired a facility in Syracuse, New York with approximately 136,000 rentable square feet of space. Approximately 49% of this facility is occupied by M&T Bank, with the remainder leased to non-affiliated tenants. At December 31, 1998, the cost of this building, net of accumulated depreciation, was $7.9 million.

The cost, net of accumulated depreciation and amortization, of the Company's premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data". Of the 248 domestic banking offices of the Registrant's subsidiary banks, 84 are owned in fee and 164 are leased.

Item 3.  LEGAL PROCEEDINGS.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Registrant's executive officers is presented below as of March 1, 1999. Shown parenthetically is the year since which the officer has held the indicated position with the Registrant or its subsidiaries. In the case of each such corporation, officers' terms run until the first meeting of the board of directors after such corporation's annual meeting, and until their successors are elected and qualified.

       Robert J. Bennett, age 57, is chairman of the board and a director (1998) of the Registrant. He is a vice chairman of the board and a director
           (1998) of M&T Bank and serves as chairman of the Directors Advisory Council-Syracuse Division. Mr. Bennett is also a director (1998) of M&T Bank, N.A. He served as chairman of the board, president, chief executive officer and a director of ONBANCorp from May 1989 until its merger with M&T on April 1, 1998.


       Robert G. Wilmers, age 64, is president (1988), chief executive officer
           (1983) and a director (1982) of the Registrant. Prior to the acquisition of ONBANCorp, Mr. Wilmers held the additional position of chairman of the board of the Registrant from April 1994 through March 1998. He is chairman of the board, chief executive officer (1983) and a director (1982) of M&T Bank, and served as president of M&T Bank from March 1984 to June 1996. Mr. Wilmers is a director of M&T Financial (1983). He is chairman of the board and a director of M&T Bank, N.A.(1995).


       Emerson L. Brumback, age 47, is an executive vice president (1997) of the Registrant and M&T Bank, and is in charge of the Company's Retail Banking Division. Mr. Brumback is president and a director of Highland Lease (1997) and executive vice president (1998) and a director of M&T Bank, N.A.(1997). He is a director of M&T Credit
           (1997), M&T Mortgage (1997) and M&T Securities (1997). Mr. Brumback was executive vice president, national retail distribution, at BancOne Corporation prior to joining the Company.


       Atwood Collins, III, age 52, is an executive vice president of the Registrant (1997) and M&T Bank (1996) and is chairman of the Directors Advisory Council (1998) of M&T Bank's New York City Division. Previously, Mr. Collins served as president and chief executive officer of the New York City Division of M&T Bank (1997), and as president, chief executive officer and a director (1995) of The East New York Saving Bank, which had been a wholly owned subsidiary of the Registrant prior to its merger with and into M&T Bank on May 24, 1997. He is a director of M&T Real Estate (1995). Mr. Collins has responsibility for managing the Company's middle market, commercial real estate and business banking activities in Westchester, Putnam and Rockland counties of New York State and Connecticut, business banking in New York City and Investment banking, Institutional and Correspondent banking activities. He also manages the Company's Facilities Management and Services group.


       Mark J. Czarnecki, age 43, is an executive vice president of the Registrant (1999) and M&T Bank (1997) and is in charge of the M&T Investment Group, which is comprised of M&T Securities, Inc., the Insurance Services Division of M&T Bank, N.A. and the Trust and Investment Services Division of M&T Bank. Mr. Czarnecki is president of M&T Securities, Inc. (1996) and an executive vice president of M&T Bank, N.A. (1997). Mr. Czarnecki has held a number of management positions with M&T Bank since 1977, most recently as senior vice president of the private client services group of the Trust and Investment Services Division (1994), and prior thereto as an administrative vice president and regional manager for the Retail Banking Division.

       Brian E. Hickey, age 46, is an executive vice president of the Registrant
           (1997) and M&T Bank (1996) and is president and a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is a director of M&T Financial (1996). In addition to managing all of M&T Bank's business segments in the Rochester market, Mr. Hickey has responsibility for managing the Company's Western New York Commercial Banking Division.


       James L. Hoffman, age 59, is an executive vice president of the Registrant (1997) and M&T Bank (1996) and is president (1992) of the Hudson Valley Division of M&T Bank. Mr. Hoffman served as chairman of the board, president, chief executive officer and a director (1983) of The First National Bank of Highland, which had been a wholly owned subsidiary of the Registrant prior to its merger with and into M&T Bank on February 29, 1992.


       Adam C. Kugler, age 41, is an executive vice president and treasurer
           (1997) of the Registrant and M&T Bank, and is in charge of the Company's Treasury Division. Mr. Kugler is a director of M&T Financial (1997), M&T Securities (1997) and is an executive vice president, Treasurer and a director of M&T Bank, N.A. (1997). Mr Kugler was previously a senior vice president in the Treasury Division of M&T Bank.


       Ray E. Logan, age 61, is an executive vice president of M&T Bank (1999) and is in charge of the Company's Human Resources Division. Mr. Logan served as senior vice president of M&T Bank from 1986 to 1999.


       John L. Pett, age 50, is an executive vice president (1997) and chief credit officer (1995) of the Registrant and is an executive vice president and chief credit officer of M&T Bank (1996). Mr. Pett is chairman of the board and a director of Highland Lease (1997) and M&T Credit (1997). He is an executive vice president (1998) and a director (1996) of M&T Bank, N.A. Mr. Pett served as senior vice president of the Registrant from 1991 to 1997.


       Michael P. Pinto, age 43, is an executive vice president and chief financial officer of the Registrant (1997) and M&T Bank (1996), and is in charge of the Company's Finance Division and its Technology and Banking Operations Division. Mr. Pinto is chairman of the board, president and a director of Olympia Financial Corp. (1997), and a director of M&T Capital (1996), M&T Financial (1996), M&T Mortgage
           (1996) and M&T Real Estate (1996). He is an executive vice president and chief financial officer (1996) and a director (1998) of M&T Bank, N.A. Mr. Pinto served as senior vice president and controller of the Registrant from 1993 to 1997.


       Robert E. Sadler, Jr., age 53, is an executive vice president (1990) and a director (1999) of the Registrant, president and a director of M&T Bank (1996), and is in charge of the Company's Commercial Banking Division. Mr. Sadler is chairman of the board (1987) and a director of M&T Capital (1983); chairman of the board (1989) and a director of M&T Financial (1985); chairman of the board and a director of M&T Mortgage (1991); chairman of the board and a director of M&T Securities (1994); president, chief executive officer and a director of M&T Bank, N.A.(1995); and chairman of the board, president and a director of M&T Real Estate (1995).

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The Registrant's common stock is traded under the symbol MTB on the New York Stock Exchange. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K for market prices of the Registrant's common stock, approximate number of common stockholders at year-end, frequency and amounts of dividends on common stock and restrictions on the payment of dividends.

Item 6. SELECTED FINANCIAL DATA. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CORPORATE PROFILE AND SIGNIFICANT DEVELOPMENTS

M&T Bank Corporation ("M&T") is a bank holding company headquartered in Buffalo, New York with consolidated assets of $20.6 billion at December 31, 1998. Formerly known as First Empire State Corporation, M&T changed its name effective May 29, 1998. M&T's common stock began trading on the New York Stock Exchange under the symbol "MTB" on June 1, 1998. Prior to that date, the common stock was traded on the American Stock Exchange under the symbol "FES." M&T and its consolidated subsidiaries are hereinafter referred to collectively as "the Company." M&T's wholly owned banking subsidiaries are Manufacturers and Traders Trust Company ("M&T Bank") and M&T Bank, National Association ("M&T Bank, N.A.").

         M&T Bank, with total assets of $20.1 billion at December 31, 1998, is a New York-chartered commercial bank with 223 banking offices throughout New York State, 19 banking offices in northeastern Pennsylvania and an office in Nassau, The Bahamas. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State and northeastern Pennsylvania, and on small and medium size businesses based in those areas. Certain lending activities are also conducted in other states through various subsidiaries. M&T Bank's subsidiaries include M&T Mortgage Corporation, a residential mortgage banking company; M&T Securities, Inc., a broker/dealer; M&T Real Estate, Inc., a commercial mortgage lender; M&T Financial Corporation, a commercial leasing company; M&T Capital Corporation, a venture capital company; M&T Credit Corporation, a consumer credit company; and Highland Lease Corporation, a consumer leasing company.

         M&T Bank, N.A., with total assets of $629 million at December 31, 1998, is a national bank with an office in Oakfield, New York. M&T Bank, N.A. commenced operations on October 2, 1995 and offers selected deposit, loan and insurance products on a nationwide basis, primarily through telephone and direct mail marketing techniques. Insurance products are also offered by M&T Bank, N.A. through banking offices of M&T Bank.

         On April 1, 1998, M&T completed the acquisition of ONBANCorp, Inc. ("ONBANCorp"), a bank holding company headquartered in Syracuse, New York. Immediately after the acquisition, ONBANCorp's two banking subsidiaries, OnBank & Trust Co. in Syracuse, which operated 59 offices in upstate New York, and Franklin First Savings Bank in Wilkes-Barre, Pennsylvania, which operated 19 offices in northeastern Pennsylvania, were merged with and into

M&T Bank. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operations acquired from ONBANCorp have been included in the financial results of the Company since the acquisition date. ONBANCorp's stockholders received $266.3 million in cash and 1,429,998 shares of M&T common stock in exchange for ONBANCorp shares outstanding at the time of acquisition. The accompanying table provides a summary of assets acquired and liabilities assumed on April 1, 1998 in connection with the ONBANCorp transaction:


Assets
                                              (in thousands)

Investment securities                               $1,576,604
Loans and leases, net of unearned discount           2,970,306
Allowance for possible credit losses                  (27,905)
                                                    ----------
 Loans and leases, net                               2,942,401
Goodwill and core deposit intangible                   562,533
Other assets                                           411,727
                                                    ----------

Total assets                                        $5,493,265
                                                    ----------
                                                    ----------

Liabilities

Deposits                                            $3,767,729
Short-term borrowings                                  541,689
Long-term borrowings                                   268,617
Other liabilities                                       41,680
                                                    ----------

 Total liabilities                                  $4,619,715
                                                    ----------
                                                    ----------


         In connection with the acquisition, the Company recorded approximately $563 million of goodwill and core deposit intangible, and incurred nonrecurring expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the operations of M&T Bank. Such expenses totaled $21.3 million ($14.0 million after-tax) during the year ended December 31, 1998 and consisted largely of expenses for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; recruiting and other incentive compensation; initial marketing and promotion expenses designed to introduce M&T Bank to ONBANCorp customers; and printing, supplies and other costs of commencing operations in new market regions. Since the systems conversions and integration of operations is complete, the Company does not expect to incur a material amount of additional integration costs. In accordance with generally accepted accounting principles, included in the determination of goodwill were charges, net of applicable income taxes, of $16.8 million for severance of former ONBANCorp employees; investment banking, legal and other professional fees; and termination of ONBANCorp contracts for data processing and other services. As of December 31, 1998, the remaining unpaid portion of merger-related expenses and charges included in the determination of goodwill were $2.1 million and $1.1 million, respectively. The resolution of any preacquisition contingencies is not expected to have a material impact on the allocation of the purchase price or the amount of goodwill recorded as part of the acquisition.

         On December 9, 1998, M&T entered into a definitive agreement with FNB Rochester Corp. ("FNB"), a bank holding company headquartered in Rochester, New York, providing for a merger between the two companies. FNB, with total assets of $588 million as of December 31, 1998, is the parent company of First National Bank of Rochester, which has 19 offices in western and central New York State. Under the terms of the merger agreement, stockholders of FNB may elect to receive .06766 of a share of M&T common stock (and cash in lieu of any fractional share) or $33.00 in cash for each outstanding share of FNB common stock. Subject to certain adjustments set forth in the merger agreements, 50% of the 3,625,806 shares of FNB common stock outstanding on

December 9, 1998 will be exchanged for shares of M&T common stock and the remaining shares will be converted for cash. The elections of FNB's stockholders will be subject to allocation and proration if either portion of the merger consideration is oversubscribed. The merger, which will be accounted for as a purchase, has been approved by the boards of directors of each company, and is subject to certain conditions, including regulatory approvals and approval of FNB's stockholders. It is anticipated that the merger will take place during the second quarter of 1999.

         On July 31, 1998, M&T completed the sale of its retail credit card business, including outstanding balances of approximately $186 million on that date, and recognized a pre-tax gain of approximately $3.2 million. M&T continues to offer credit cards to its customers in the name of M&T Bank, but the cardholder accounts are owned and serviced by the purchaser of that business.


OVERVIEW

The Company's net income was $208.0 million or $26.16 of diluted earnings per common share in 1998, increases of 18% and 4%, respectively, from $176.2 million or $25.26 per diluted share in 1997. Basic earnings per share rose 3% to $27.30 in 1998 from $26.60 in 1997. In 1996, net income totaled $151.1 million while diluted and basic earnings per share were $21.08 and $22.54, respectively. The after-tax impact of nonrecurring expenses associated with merging the operations of ONBANCorp into the Company during 1998 was $14.0 million, representing $1.76 of diluted earnings per share and $1.84 of basic earnings per share.

         Net income expressed as a rate of return on average assets in 1998 was 1.14%, compared with 1.32% in 1997 and 1.21% in 1996. The return on average common stockholders' equity was 13.86% in 1998, 18.49% in 1997 and 17.60% in 1996. Excluding the impact of merger-related expenses, the rates of return on average assets and average common equity in 1998 were 1.21% and 14.79%, respectively.

         Growth in average loans outstanding, including the impact of the $3.0 billion of loans obtained on April 1, 1998 in the ONBANCorp acquisition, was the leading factor for a 19% increase in taxable-equivalent net interest income to $671 million in 1998 from $563 million in 1997. Average loans totaled $14.3 billion in 1998, up 30% from $11.0 billion in 1997. Similarly, average earning assets increased 32%, to $16.9 billion in 1998 from $12.8 billion in 1997. An 8% increase in average loans in 1997 was also the most significant factor for the rise in that year's net interest income from $536 million in 1996. Average loans and average earning assets in 1996 were $10.1 billion and $12.0 billion, respectively. Improvement in 1998's net interest income resulting from asset growth was partially offset by a reduction of the Company's net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets. Net interest margin in 1998 was 3.97%, compared with 4.40% in 1997 and 4.45% in 1996.

         The provision for possible credit losses was $43.2 million in 1998, compared with $46.0 million in 1997 and $43.3 million in 1996. Net charge-offs in 1998 were $39.4 million, compared with $41.8 million in 1997 and $35.2 million in 1996. Included in net charge-offs were net consumer loan charge-offs totaling $31.5 million in 1998, $35.8 million in 1997 and $28.5 million in 1996. Net charge-offs of credit card balances included in the consumer loan amounts were $14.4 million in 1998, $19.0 million in 1997, and $15.9 million in 1996. As a percentage of average loans outstanding, net charge-offs declined to .28% in 1998, compared with .38% in 1997 and .35% in 1996.

         In January 1998, M&T contributed appreciated investment securities with a fair value of $24.6 million to an affiliated, tax-exempt private charitable foundation. As a result of this transfer, the Company incurred charitable contributions expense of $24.6 million and recognized tax-exempt other income of $15.3 million. The transfer provided an income tax benefit of approximately $10.0 million and, accordingly, resulted in an after-tax increase in net income of $0.7 million, or $.09 per diluted share. Excluding the effect of this transfer, noninterest income totaled $255 million in 1998, 32% above the $193 million in 1997 and 50% above the $170 million in 1996. Approximately 40% of the increase from 1997 to 1998 was attributable to revenues related to operations and/or market areas associated with the ONBANCorp acquisition. Higher revenues from mortgage banking, trust activities and a bank-owned life insurance program also contributed to the increases from prior years. Excluding $24.6 million of expense related to the previously mentioned transfer of securities to an affiliated charitable foundation in 1998, noninterest expense was $542 million in 1998, up 28% from $422 million in 1997 and 32% from $409 million in 1996. A $27.2 million increase in amortization of goodwill and core deposit intangible, $21.3 million of nonrecurring merger-related expenses and operating expenses related to the acquired operations of ONBANCorp significantly contributed to the increase in expenses from 1997 to 1998. Expenses associated with expanding certain businesses providing loan and investment services contributed to the increase in expenses from 1996 and 1997.


CASH OPERATING RESULTS

As a result of the acquisition of ONBANCorp on April 1, 1998 and, to a significantly lesser extent, acquisitions of other entities in prior years, the Company had recorded as assets at December 31, 1998 goodwill and core deposit intangible totaling $546 million. Since the amortization of goodwill and core deposit intangible does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a "cash" (or "tangible") basis (which excludes the after-tax effect of amortization of goodwill and core deposit intangible and the related asset balances) presents a relevant measure of financial performance and better reflects the cash return on the investments made by M&T to improve and expand its franchise. The supplemental cash basis data presented herein do not exclude the effect of other non-cash operating expenses such as depreciation, provision for possible credit losses, or deferred income taxes associated with the results of operations.

         Excluding nonrecurring merger-related expenses, cash net income was $251.9 million in 1998, up 38% from $182.4 million in 1997. On the same basis, diluted and basic earnings per share were $31.69 and $33.06, respectively, up 21% and 20%, respectively, from $26.14 and $27.53 in 1997. In 1996, cash net income was $156.7 million while diluted and basic cash earnings per share were $21.85 and $23.38, respectively.

         Cash return on average tangible assets, excluding the impact of nonrecurring merger-related expenses, was 1.41% in 1998, compared with 1.37% in 1997 and 1.26% in 1996. Cash return on average tangible common equity, also before one-time expenses, was 23.08% in 1998, compared with 19.56% and 18.79% in 1997 and 1996, respectively.


NET INTEREST INCOME/LENDING AND FUNDING ACTIVITIES

Net interest income expressed on a taxable-equivalent basis increased 19% to $671 million in 1998 from $563 million in 1997. This increase resulted from growth in average earning assets, which rose $4.1 billion or 32% to $16.9 billion in 1998 from $12.8 billion in 1997. Taxable-equivalent net interest income and average earning assets in 1996 were $536 million and $12.0 billion, respectively. Growth in average earning assets in 1998 was largely attributable to higher average loans and leases outstanding, which totaled $14.3 billion in 1998, up 30% from $11.0 billion in 1997. The primary reason for the higher loan balances in 1998 was the $3.0 billion of loans obtained on April 1, 1998 from the ONBANCorp acquisition, including approximately $450 million of commercial loans, $380 million of commercial real estate loans, $1.2 billion of residential mortgage loans and $930 million of consumer loans. Partially offsetting these increases in average loans and leases was the impact of the July 1998 sale of M&T's retail credit card business. Average credit card balances for 1998 were $136 million, compared with $268 million in 1997 and $258 million in 1996. Average loans in 1997 were 8% higher than the $10.1 billion in 1996. The accompanying table 4 summarizes average loans and leases outstanding in 1998 and percentage changes in the major components of the loan and lease portfolio over the past two years.

         Loans secured by real estate, including outstanding home equity loans and lines of credit which are classified as consumer loans, represented approximately 66% of the loan and lease portfolio during 1998, up from 64% in 1997 and 1996. At December 31, 1998, the Company held approximately $5.5 billion of commercial real estate loans, $4.3 billion of consumer real estate mortgage loans secured by one-to-four family residential properties and $739 million of outstanding home equity loans and lines of credit, compared with $4.4 billion, $2.5 billion and $654 million, respectively, at December 31, 1997.

         Commercial real estate loans originated by the Company are predominately secured by properties in the New York City metropolitan area, including areas in neighboring states generally considered to be within commuting distance of New York City, and Western New York, which includes Buffalo, Niagara Falls, Rochester and surrounding areas. Commercial real estate loans are also originated in the Syracuse, Albany, Hudson Valley and Southern Tier regions of New York State, as well as in northeastern Pennsylvania. Most commercial real estate loans in the Company's portfolio are either fixed-rate instruments with monthly payments and a balloon payment of the remaining principal at maturity, often five years after loan origination, or adjustable rate loans. For borrowers in good standing, the customer may extend the terms of the loan agreement for an additional five years at the then-current market rate of interest. In recent years, in response to customer needs, the Company has also originated fixed-rate commercial real estate loans with maturities of greater than five years. In general, these loans have original maturity terms of approximately ten years. The accompanying table 6 presents commercial real estate loans at December 31, 1998 by geographic area, type of collateral and size of the loans outstanding. Of the $2.7 billion of commercial real estate loans in the New York City metropolitan area, approximately 52% were secured by multi-family residential properties, 22% by retail space and 9% by office space. The Company's experience has been that office space and retail properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multi-family residential properties. Approximately 61% of the aggregate dollar amount of New York City area loans were for $5 million or less, while loans of more than $10 million made up approximately 22% of the total. Commercial real estate loans secured by properties elsewhere in New York State tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business. Approximately 78% of the aggregate dollar amount of loans in this segment of the portfolio were for $5 million or less.

         Commercial real estate loans secured by properties located outside of New York State and outside of areas of neighboring states considered to be part of the New York City metropolitan area comprised 8% of total commercial real estate loans.

         Amounts presented as construction lending in the accompanying table represent commercial construction loans for which the Company has not committed to provide permanent financing. Such loans totaled $363 million, or 2% of total loans and leases at December 31, 1998.

         Real estate loans secured by one-to-four family residential properties totaled $4.3 billion at December 31, 1998, including approximately 62% secured by properties located in New York State. At December 31, 1998, $445 million of residential real estate loans were held for sale by M&T Mortgage Corporation, the Company's mortgage banking subsidiary.

         Consumer loans and leases represented approximately 19% of the average loan portfolio during 1998, compared with 21% in 1997 and 22% in 1996. Automobile loans and home equity loans and lines of credit represent the largest components of the consumer loan portfolio. At December 31, 1998, 52% of the automobile loan portfolio was to borrowers in New York State, while the remainder was largely to borrowers in Pennsylvania. Automobile loans and leases are generally originated through dealers, however, all applications submitted by dealers are subject to the Company's normal underwriting and loan approval procedures. Automobile loans and leases represented approximately 9% of the Company's average loan portfolio during 1998, while no other consumer loan product represented more than 5%. Due to poorer than expected results, during 1998 and 1997 the Company terminated all of its co-branded credit card programs and, as already discussed, sold its retail credit card business on July 31, 1998, including outstanding balances of approximately $186 million.

         The Company's investment securities portfolio averaged $2.4 billion in 1998, $1.7 billion in 1997 and $1.8 billion in 1996. Investment securities obtained in the acquisition of ONBANCorp added approximately $800 million to the average balance during 1998. The size of the investment securities portfolio is influenced by such factors as demand for loans, which generally yield more than investment securities, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios. The investment securities portfolio is largely comprised of mortgage-backed securities, collateralized mortgage obligations, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to prepayment and other risks assumed. The Company occasionally sells investment securities as a result of changes in interest rates, actual or anticipated prepayments, or credit risk associated with a particular security.

         Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, Federal funds sold and agreements to resell securities, averaged $230 million in 1998, compared with $123 million in 1997 and $110 million in 1996.

         Core deposits represent the most significant source of funding to the Company and generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits consist of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000. The Company's branch network is its principal source of core deposits. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, N.A. are also included in core deposits. Average core deposits rose to $10.7 billion in 1998, up from $8.3 billion in 1997 and $8.0 billion in 1996. Core deposits obtained on April 1, 1998 in the acquisition of ONBANCorp totaled approximately $2.8 billion. Average core deposits of M&T Bank, N.A. were $401 million in 1998, $432 million in 1997 and $261 million in 1996. Funding provided by core deposits totaled 63% of average earning assets in 1998, compared with 65% in 1997 and 66% in 1996. An analysis of changes in the components of core deposits is presented in the accompanying table 7.

         Domestic time deposits of $100,000 or more, deposits originated through the Company's offshore branch office, and brokered certificates of deposit also provide funding to the Company. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.3 billion in 1998, compared with $1.0 billion and $892 million in 1997 and 1996, respectively. Offshore branch deposits, comprised primarily of accounts with balances of $100,000 or more, averaged $288 million in 1998, compared with $230 million in 1997 and $239 million in 1996. Brokered deposits averaged $1.4 billion in 1998 and 1997 and $1.1 billion in 1996, and totaled $1.3 billion at December 31, 1998. Brokered deposits are used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. The weighted-average remaining term to maturity of brokered deposits at December 31, 1998 was 2 years. However, certain of the deposits have provisions that allow early redemption. Nevertheless, in connection with the Company's management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of the brokered deposits. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

         The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Banks ("FHLB") and others as funding sources. Short-term borrowings averaged $1.9 billion in 1998, $812 million in 1997 and $1.1 billion in 1996. In general, short-term borrowings have been used to fund the Company's discretionary investments in money-market assets and investment securities, and, if necessary, to replace deposit outflows or provide funding for loan growth. Long-term borrowings averaged $835 million in 1998, $373 million in 1997 and $189 million in 1996. Long-term borrowings include $250 million of trust preferred securities issued by two special-purpose entities formed by M&T during the first half of 1997 and similar securities with a carrying value of $69 million that were issued in the first quarter of 1997 by a special-purpose entity formed by ONBANCorp. Further information regarding the trust preferred securities is provided in note 8 of Notes to Financial Statements. Average long-term borrowings included amounts borrowed from the FHLB of $343 million in 1998 and $2 million in 1997 and 1996, as well as $175 million of subordinated capital notes issued in prior years by M&T Bank. Information regarding contractual maturities of long-term borrowings is presented in note 8 of Notes to Financial Statements.

         In addition to changes in the composition of the Company's earning assets and interest-bearing liabilities, as described herein, net interest income is also affected by changes in interest rates and spreads. The increase in net interest income resulting from growth in average earning assets in 1998 was partially offset by a narrowing of the net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities. The net interest spread was 3.39% in 1998, compared with 3.71% in 1997. The yield on earning assets decreased 34 basis points (hundredths of one percent) to 8.03% in 1998 from 8.37% in 1997. Lower yielding residential real estate loans, consumer loans and investment securities acquired in the ONBANCorp transaction; the July 1998 sale of the Company's retail credit card business; and competitive pressure on interest rates charged for newly originated loans, particularly commercial loans and commercial real estate loans, contributed to the decline in yield. The rate paid on interest-bearing liabilities was 4.64% in 1998, compared with 4.66% in 1997. In 1996, the net interest spread was 3.80%, the yield on earning assets was 8.33% and the rate paid on interest-bearing liabilities was 4.53%.

Generally higher prevailing interest rates and the effect of the previously discussed issuances of $250 million of trust preferred securities during 1997 contributed to the increase in the rate paid on interest-bearing liabilities in 1997 from 1996.

         Interest-free funds, consisting largely of noninterest-bearing deposits and stockholders' equity, contributed .58% to net interest margin in 1998, compared with .69% in 1997 and .65% in 1996. Average interest-free funds were $2.1 billion in 1998, $1.9 billion in 1997 and $1.7 billion in 1996. The decline in the contribution to net interest margin of interest-free funds in 1998 from 1997 and 1996 was due, in part, to the goodwill and core deposit intangible assets recorded in conjunction with the ONBANCorp acquisition, which averaged $413 million during 1998, and the cash surrender value of bank-owned life insurance, which averaged $314 million in 1998, compared with $41 million in 1997 and none in 1996. Increases in the cash surrender value of bank-owned life insurance are not included in interest income, but rather are recorded in "other revenues from operations." These two noninterest earning assets mitigated much of the benefit derived from increases in noninterest-bearing deposits and stockholders' equity resulting from the ONBANCorp transaction.

         Future changes in market interest rates or spreads, as well as changes in the composition of the Company's portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads could adversely impact the Company's net interest margin and net interest income. Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under a number of different interest rate scenarios. As part of the management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. Excluding forward-starting swaps, the notional amount of interest rate swaps entered into for interest rate risk management purposes as of December 31, 1998 was approximately $2.4 billion. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under terms of $82 million of swaps, the Company pays a fixed rate of interest and receives a variable rate. To help manage exposure resulting from changing interest rates in future years, as of December 31, 1998, the Company had also entered into forward-starting swaps with an aggregate notional amount of $391 million in which the Company will pay a fixed rate of interest and receive a variable rate. Such forward-starting swaps had no effect on the Company's net interest income through December 31, 1998. The average notional amounts of interest rate swaps entered into for interest rate risk management purposes and the related effect on net interest income and margin are presented in the accompanying table 8.

         The Company estimates that as of December 31, 1998 it would have received approximately $23 million if all interest rate swap agreements entered into for interest rate risk management purposes had been terminated. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not reflected in the consolidated financial statements. Additional information about interest rate swaps is included in note 17 of Notes to Financial Statements.

PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for possible credit losses was $43.2 million in 1998, compared with $46.0 million in 1997 and $43.3 million in 1996. The purpose of the provision is to replenish or build the Company's allowance for possible credit losses to a level necessary to maintain an adequate reserve position that reflects losses inherent in the loan portfolio as of the balance sheet date. Net charge-offs for 1998 were $39.4 million, compared with $41.8 million in 1997 and $35.2 million in 1996. Net charge-offs as a percentage of average loans outstanding were .28% in 1998, .38% in 1997 and .35% in 1996. Nonperforming loans totaled $117.0 million or .74% of loans outstanding at December 31, 1998, compared with $80.7 million or .70% of loans a year earlier and $97.9 million or
 .91% at December 31, 1996. Included in nonperforming loans at December 31, 1998 were $37.3 million of loans obtained in the acquisition of ONBANCorp. The allowance for possible credit losses was $306.3 million or 1.94% of net loans and leases at the end of 1998, compared with $274.7 million or 2.39% at December 31, 1997 and $270.5 million or 2.52% at December 31, 1996. The ratio of the allowance to nonperforming loans at year-end 1998, 1997 and 1996 was 262%, 341% and 276%, respectively.

         The decline in the allowance as a percentage of total loans at December 31, 1998 as compared with prior years reflects management's evaluation of the loan and lease portfolio, the July 1998 sale of the retail credit card business, and other factors. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Impacting the assessment as of December 31, 1998 was the effect that volatile economic conditions in foreign markets were having on the domestic economy. While the Company's direct international exposure is not significant, volatile conditions in foreign markets can cause instability in the domestic economy. Given the concentration of commercial real estate loans in the Company's loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular, coupled with the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and significant growth in recent years in loans to individual consumers, management cautiously evaluated the impact of interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when assessing the adequacy of the Company's allowance for possible credit losses as of December 31, 1998. Based upon the results of such review, management believes that the allowance for possible credit losses at December 31, 1998 was adequate to absorb credit losses from existing loans and leases.

         The accompanying table 10 presents a comparative allocation of the allowance for possible credit losses for each of the past five year-ends. Amounts were allocated to specific loan categories based upon management's classification of loans under the Company's internal loan grading system and assessment of near-term charge-offs and losses existing in specific larger balance loans that are reviewed in detail by the Company's internal loan review department and pools of other loans that are not individually analyzed. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable resulting from (i) comparatively poorer economic conditions and an unfavorable business climate in market regions served by the Company, in particular areas of New York State outside of the New York City metropolitan area that have not experienced the same degree of economic growth evident in much of the rest of the country in recent years, (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular the large concentration of commercial real estate loans secured by properties in the New York City metropolitan area and other areas of New York State, (iii) the effect of expansion into new markets, including market areas of New York
State and Pennsylvania entered through the acquisition of ONBANCorp, and/or new loan product types, including expansion of automobile loan and leasing activities in recent years, and, (iv) the possible use of imprecise estimates in determining the allocated portion of the allowance. Nevertheless, the allowance is general in nature and is available to absorb losses from any loan category. Accordingly, the amounts presented in the table do not necessarily indicate future losses within the individual loan categories.

         Several factors influence the Company's credit loss experience, including overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company's commercial real estate loan portfolio, real estate valuations, in particular. Commercial real estate valuations include many assumptions and, as a result, can be highly subjective. Commercial real estate values can be significantly affected over relatively short periods of time by changes in business climate and economic conditions, and, in many cases, the results of operations of businesses and other occupants of the real property. Nonperforming commercial real estate loans totaled $17.8 million, $17.4 million and $27.1 million at December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, $180 thousand of nonperforming commercial real estate loans were secured by properties located in the New York City metropolitan area, compared with $7.0 million and $10.3 million at December 31, 1997 and 1996, respectively. Net charge-offs of commercial real estate loans were $3.6 million in 1998, $.9 million in 1997 and $1.5 million in 1996. Included in these totals were net recoveries of $.2 million in 1998 and net charge-offs of $1.1 million and $.6 million in 1997 and 1996, respectively, for commercial real estate loans secured by properties in the New York City metropolitan area.

         Net charge-offs of consumer loans totaled $31.5 million in 1998, or 1.13% of average consumer loans outstanding during the year, compared with $35.8 million or 1.55% in 1997 and $28.5 million or 1.30% in 1996. Charge-offs of credit card balances and indirect automobile loans represented the most significant types of consumer loans charged off during the past three years. Net credit card and indirect automobile loan charge-offs during 1998 were $14.4 million and $10.5 million, respectively, compared with $19.0 million and $11.2 million, respectively, in 1997 and $15.9 million and $9.6 million, respectively, in 1996. Higher levels of consumer bankruptcies in recent years were a contributing factor to the higher rate of consumer loan charge-offs experienced which, in general, was consistent with trends reported by other financial institutions. As previously noted, the Company sold its retail credit card business in July 1998. Nonperforming consumer loans totaled $25.8 million or
 .89% of outstanding consumer loans at December 31, 1998, compared with $21.9 million or .99% at December 31, 1997 and $17.6 million or .73% at December 31, 1996.

         Commercial real estate loans secured by multi-family properties in the New York City metropolitan area represented 9% of loans outstanding at December 31, 1998. However, the Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 1998. Furthermore, the Company had no exposure to less developed countries, and only $25 million of foreign loans in total.

         Assets acquired in settlement of defaulted loans totaled $11.1 million at December 31, 1998, compared with $8.4 million a year earlier and $8.5 million at the end of 1996.

OTHER INCOME

Other income in 1998 included $15.3 million of tax-exempt income resulting from the previously noted transfer of appreciated investment securities to an affiliated, tax-exempt charitable foundation. Excluding that income, other income rose 32% to $255 million in 1998 from $193 million in 1997. Approximately 40% of this increase was attributable to revenues related to operations and/or market areas associated with the former ONBANCorp. Other income was $170 million in 1996.

         Mortgage banking revenues, which consist of residential mortgage loan servicing fee income, gains from sales of residential mortgage loans and loan servicing rights, and other residential mortgage loan-related fees, increased to $65.6 million in 1998 from $51.5 million in 1997 and $44.5 million in 1996. Revenues from servicing residential mortgage loans for others increased to $29.3 million in 1998, compared with $25.7 million in 1997 and $20.9 million in 1996. Gains from sales of residential mortgage loans and loan servicing rights totaled $32.4 million in 1998, $23.1 million in 1997 and $21.6 million in 1996. The Company maintains residential mortgage loan production offices in New York State, as well as in Arizona, Colorado, Idaho, Massachusetts, Ohio, Oregon, Pennsylvania, Utah and Washington. Due, in part, to generally favorable interest rates for borrowers, residential mortgage loans originated in 1998 increased to $3.8 billion, compared with $2.1 billion and $1.9 billion in 1997 and 1996, respectively. Residential mortgage loans serviced for others were $7.3 billion, $7.5 billion and $5.8 billion at December 31, 1998, 1997 and 1996, respectively. Capitalized servicing assets were $62 million at December 31, 1998, compared with $61 million at December 31, 1997 and $38 million at December 31, 1996.

         Service charges on deposit accounts rose 32% to $57.4 million in 1998 from $43.4 million in 1997, and 41% from $40.7 million in 1996. Fees for services provided to customers in the areas formerly served by ONBANCorp contributed approximately three-fourths of the increase from 1997. Trust income increased 25% to $38.2 million in 1998 from $30.7 million in 1997 and 38% from $27.7 million in 1996. The increase from 1997 was due largely to higher revenues for investment management and personal trust services. Merchant discount and other credit card fees in 1998 totaled $12.4 million, compared with $19.4 million in 1997 and $18.3 million in 1996. As noted earlier, during 1997 and 1998 the Company terminated all of its co-branded credit card programs, and on July 31, 1998 sold its retail credit card business. Total credit card fees included in merchant discount and credit card fees in 1998 were approximately $9 million, compared with approximately $16 million in 1997 and $15 million in 1996. Through the date of sale, the results of operations of the retail credit card business in 1998, including internal allocations of the provision for possible credit losses, interest expense and other expenses, were essentially break-even. On the same basis, the Company's retail credit card business incurred losses of approximately $10 million in each of 1997 and 1996. Trading account and foreign exchange activity resulted in gains of $4.0 million in 1998, $3.7 million in 1997 and $2.4 million in 1996.

         Excluding the effect of the contribution of securities to the affiliated foundation, other revenues from operations increased to $75.9 million in 1998, compared with $44.7 million in 1997 and $36.8 million in 1996. Such amounts include $17.6 million and $2.3 million in 1998 and 1997, respectively, from tax-exempt income earned from increases in the cash surrender value of bank-owned life insurance. There was no such income in 1996. Also included in other revenues from operations were revenues from the sales of mutual funds and annuities of $18.0 million, $15.3 million and $13.0 million in 1998, 1997 and 1996, respectively. Other items contributing to the increase in 1998 as compared with 1997 include a $3.2 million gain from the sale of the retail credit card business and higher revenues for automated teller machine service fees and for credit and other services provided to borrowers and other customers. Income earned from venture capital and other investments in 1997 also contributed to the increase in other revenues from operations as compared with 1996.


OTHER EXPENSE

Excluding $21.3 million of nonrecurring merger-related expenses in 1998; amortization of goodwill and core deposit intangible of $34.5 million in 1998, $7.3 million in 1997 and $6.3 million in 1996; and $24.6 million of expense related to the previously discussed transfer of securities to an affiliated charitable foundation in 1998, other expense totaled $486 million in 1998, 17% higher than $414 million in 1997 and 21% higher than $403 million in 1996. Expenses related to the acquired operations of ONBANCorp significantly contributed to the higher expense level in 1998. However, since all operating systems and support operations of ONBANCorp have been converted to or combined with those of the Company, the Company's operating expenses cannot be precisely divided between or attributed directly to operations acquired from ONBANCorp or to the Company as it existed prior to the merger.

         Salaries and employee benefits expense was $259 million in 1998, 18% higher than the $220 million in 1997 and 25% higher than the $208 million in 1996. Salaries and employee benefits relating to the operations acquired from ONBANCorp largely contributed to the increased expense level in 1998 over 1997. Merit salary increases and expenses associated with incentive compensation plans also contributed to the increase. Partially offsetting the impact of these higher expenses was a $6.3 million decrease in 1998 from 1997 for expense associated with stock appreciation rights. Factors contributing to the higher expenses from 1996 to 1997 were higher incentive-based compensation arrangements, including stock appreciation rights, and merit salary increases. The number of full-time equivalent employees was 6,044 at December 31, 1998, compared with 4,781 at December 31, 1997 and 4,832 at December 31, 1996.

         Excluding one time merger-related expenses and the already discussed charitable contributions expense in 1998, and amortization of goodwill and core deposit intangible, nonpersonnel expense totaled $228 million in 1998, 17% higher than $194 million in each of 1997 and 1996. The increases from 1997 were largely the result of expenses related to the acquired operations of ONBANCorp plus an increase in amortization of capitalized servicing rights. Including $3.7 million of amortization of residential mortgage servicing rights obtained in the ONBANCorp acquisition, amortization of capitalized servicing rights increased to $19.7 million in 1998 from $14.4 million in 1997. Partially offsetting these increases in 1998 was a decline in co-branded credit card rebate and other operating expenses based on card usage of $8.1 million. Excluding a $7 million charge in 1996 for a special assessment by the Federal Deposit Insurance Corporation to recapitalize the Savings Association Insurance Fund, nonpersonnel expense increased 4% from 1996 to 1997. Higher costs associated with the Company's mortgage banking business, including amortization of capitalized servicing rights, contributed to the increase.


Income Taxes

The provision for income taxes in 1998 was $117.6 million, up from $105.9 million in 1997 and $97.9 million in 1996. The effective tax rates were 36% in 1998, 38% in 1997 and 39% in 1996. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 12 of Notes to Financial Statements.

INTERNATIONAL ACTIVITIES

The Company's net investment in international assets was $33 million and $12 million at December 31, 1998 and 1997, respectively. Total offshore deposits were $303 million at December 31, 1998 and $251 million at December 31, 1997.


LIQUIDITY, MARKET RISK, AND INTEREST RATE SENSITIVITY

The Company is exposed to various risks as a financial intermediary, including liquidity and market risk. Liquidity refers to the Company's ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating expenses, and to be used for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.

         Historically, the Company's core deposits have provided a significant source of funds. Such deposits are generated from a large base of consumer, corporate and institutional customers, which over the past several years has become more geographically diverse as a result of acquisitions and expansion of the Company's businesses. Nevertheless, in recent years the Company has faced increased competition in offering services and products from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. As a result, and consistent with banking industry experience in general, the Company has experienced a reduction in the percentage of earning assets funded by core deposits. Core deposits financed 62% of the Company's earning assets at December 31, 1998, compared with 64% and 65% at December 31, 1997 and 1996, respectively.

         Funding from core deposits is supplemented by the Company with various wholesale borrowings, including Federal funds purchased and securities sold under agreements to repurchase, and brokered certificates of deposit. Additionally, M&T Bank has a credit facility with the FHLB aggregating $1.6 billion of which borrowings outstanding at December 31, 1998 and 1997 totaled $1.5 billion and $22 million, respectively. Such borrowings are secured by loans and investment securities. Although informal and sometimes reciprocal, sources of funding are available to the Company through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. In addition to deposits and borrowings, other sources of liquidity include maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

         M&T's primary source of funds to pay for operating expenses, stockholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. However, during 1997 M&T issued junior subordinated debt to two special purpose subsidiaries which provided a substantial portion of M&T's funding needs during 1998 and 1997. Additional information regarding the junior subordinated debt is included in note 8 of Notes to Financial Statements. M&T also maintains a $25 million line of credit with an unaffiliated commercial bank, all of which was available for borrowing at December 31, 1998.

         The Company expects to have access to sufficient liquid assets to fund the cash portion of the previously discussed acquisition of FNB and, accordingly, management does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either M&T or its subsidiary banks. Furthermore, management closely monitors the Company's liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet anticipated funding needs.

         Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company's financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Company to interest rate risk. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. As a result of interest rate risk, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future years under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and off-balance sheet financial instruments. Management's philosophy toward positioning the Company for interest rate movements is to attempt to limit the variability of net interest income. The balances of both on- and off-balance sheet financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of mortgage-related assets and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analyses of market values of the Company's financial instruments. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 1998, the aggregate notional amount of interest rate swaps entered into for interest rate risk management purposes was approximately $2.8 billion, including approximately $391 million of forward starting swaps. Information about interest rate swaps entered into for interest rate risk management purposes is included herein under "Net Interest Income/Lending and Funding Activities" and in note 17 of Notes to Financial Statements.

         The Asset-Liability Committee, which includes members of senior management, monitors the Company's interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit gathering activities, as well as statistically derived interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken action, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and entering into or modifying existing interest rate swap agreements.

         The accompanying table 14 as of December 31, 1998 and 1997 displays the estimated impact on net interest income from non-trading financial instruments resulting from changes in interest rates during the first modeling year. The calculation of the impact of changes in interest rates on net interest income is based upon many assumptions, including prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumes gradual changes in rates of 100 and 200 basis points up and down during a twelve-month period. As these assumptions are inherently uncertain, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude, and frequency of interest rate changes and changes in market conditions, as well as any actions, such as those previously described, which management may take to counter these changes.

         In accordance with industry practice, cumulative totals of net assets (liabilities) repricing on a contractual basis within the specified time frames, as adjusted for the impact of interest rate swap agreements entered into for interest rate risk management purposes, are presented in the accompanying table 15. Management believes this measure does not appropriately depict interest rate risk since changes in interest rates do not necessarily affect all categories of earning assets and interest-bearing liabilities equally nor, as assumed in the table, on the contractual maturity or repricing date. Furthermore, this static presentation of interest rate risk fails to consider the effect of ongoing lending and deposit gathering activities, projected changes in balance sheet composition or any subsequent interest rate risk management activities the Company is likely to implement.

         The Company engages in trading activities to meet the financial needs of customers and to profit from perceived market opportunities. Trading activities are conducted utilizing financial instruments that include forward and futures contracts related to foreign currency exchange and mortgage-backed securities, U.S. Treasury and other government securities, mortgage-backed securities and interest rate contracts, such as swaps. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions as well as the type of trading activities conducted by the Company are subject to a well-defined series of potential loss exposure limits established by the Asset-Liability Committee.

         The notional amounts of interest rate and foreign currency trading contracts totaled $.4 billion and $2.0 billion, respectively, at December 31, 1998 and $1.4 billion and $2.1 billion, respectively, at December 31, 1997. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $173 million and $51 million, respectively, at December 31, 1998 and $57 million and $58 million, respectively, at December 31, 1997. Given the Company's policies, limits and positions, management believes that the potential loss exposure to the Company resulting from trading activities was not material as of December 31, 1998 and 1997. Additional information related to trading derivative contracts is included in note 17 of Notes to Financial Statements.


CAPITAL

Stockholders' equity at December 31, 1998 was $1.6 billion or 7.78% of total assets, compared with $1.0 billion or 7.36% at December 31, 1997 and $906 million or 7.00% at December 31, 1996. Stockholders' equity per share was $207.94 at December 31, 1998, an increase of 33% from $155.86 at December 31, 1997 and 54% from $135.45 at December 31, 1996. Excluding goodwill and core deposit intangible, net of applicable tax effect, tangible equity per share was $139.89 at December 31, 1998, compared with $153.24 at December 31, 1997 and $132.62 at December 31, 1996. The ratio of average total stockholders' equity to average total assets was 8.20%, 7.16% and 6.92% in 1998, 1997 and 1996, respectively. To complete the acquisition of ONBANCorp on April 1, 1998, M&T issued 1,429,998 shares of common stock to former holders of ONBANCorp common stock and assumed employee stock options for 61,772 shares of M&T common stock resulting in additions to stockholders' equity of $587.8 million and $19.4 million, respectively.

         Stockholders' equity at December 31, 1998 reflected a gain of $2.9 million, or $.37 per share, for the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with unrealized gains of $12.0 million, or $1.82 per common share, at December 31, 1997 and a reduction for unrealized losses of $2.5 million, or $.37 per common share, at December 31, 1996. The unrealized gains at December 31, 1998 represent the amount by which the fair value of investment securities classified as available for sale exceeded amortized cost, net of applicable income taxes. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

         Cash dividends on M&T's common stock of $29.0 million were paid in 1998, compared with $21.2 million in 1997 and $18.6 million in 1996. In the second quarter of 1998 M&T's quarterly common stock dividend rate was increased to $1.00 per share from $.80 per share. In total, dividends per common share increased to $3.80 in 1998 from $3.20 in 1997 and $2.80 in 1996.

         In October 1998, M&T announced a plan to repurchase and hold as treasury stock up to 200,674 shares of common stock for reissuance upon the possible future exercise of outstanding stock options. As of December 31, 1998, M&T had repurchased 199,093 common shares pursuant to such plan at an average cost of $480.40 per share. Including prior repurchase plans completed in 1998 and 1997, M&T repurchased common shares totaling 479,532 in 1998, 207,073 in 1997 and 336,220 in 1996. The total cost of these common stock repurchases was $231.8 million, $67.8 million and $80.8 million in 1998, 1997 and 1996, respectively.

         Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $250 million of trust preferred securities issued by two special-purpose entities formed by M&T during 1997 and similar securities having a carrying value of $69 million issued by a special-purpose entity formed by ONBANCorp. As of December 31, 1998 total capital further included $145 million of the subordinated notes issued by M&T Bank in prior years. The capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of December 31, 1998 and 1997 are presented in note 22 of Notes to Financial Statements.

         The rate of internal capital generation, or net income (excluding the after-tax effect of gains or losses from sales of bank investment securities) less dividends paid expressed as a percentage of average total stockholders' equity, was 11.86% in 1998, 16.28% in 1997 and 15.25% in 1996.


YEAR 2000 INITIATIVES

The "Year 2000" problem relates to the ability of computer systems, including those in non-information technology equipment and systems ("Computer Systems"), to distinguish date data between the twentieth and twenty-first centuries. The Company is currently working to resolve the potential impact of the Year 2000 problem. The risk for the Company is that all of the corrections and testing will not be adequately completed in time for its own Computer Systems and/or for those of third parties doing business with or providing services to the Company.

         Addressing the Year 2000 problem requires that the Company identify, remediate and test its Computer Systems that have date sensitive functions. As part of this process, the Company has identified those of its Computer Systems which, if uncorrected, would have a material adverse impact on the Company's customers, the Company's compliance with applicable regulations, or the Company's financial statements ("Mission Critical Systems"). Management believes that approximately seventy-five percent of all of the Company's

Mission Critical Systems are Year 2000 compliant. Management anticipates that testing of Year 2000 renovations related to the Company's remaining Mission Critical Systems will be substantially complete by March 31, 1999. The Company also expects that its remaining Computer Systems will be Year 2000 compliant before the new millennium.

         The Company could also be adversely affected if its vendors, customers and other third parties that supply or rely on data processing systems are not Year 2000 compliant prior to the end of 1999. The Company, therefore, is working with its data processing vendors and providing information to its commercial customers regarding Year 2000 issues. Specifically, lending officers have been trained to address Year 2000 issues with customers, including assessing customer needs for Year 2000 compliance. The Company is also addressing the Year 2000 risks posed by other third parties such as its funds providers and capital market/asset management counterparties. Lack of corrective measures by government agencies or service providers which the Company either receives data from or provides data to could also have a negative impact on the Company's operations. Notwithstanding the Company's efforts, a risk remains due to the uncertainty that such third parties will be Year 2000 compliant before the new millennium. As a result, it is possible that if all aspects of Year 2000 issues are not adequately resolved by each of the third parties referred to above, the Company's future business operations, financial position and results of operations could be adversely impacted. For example, the credit quality of commercial and other loans may be adversely affected by the failure of customers' operating systems resulting from Year 2000 issues.

         Management is monitoring the Company's progress regarding Year 2000 issues. The Company has established a Year 2000 Steering Committee consisting of senior members of management to oversee all Year 2000 activities. In conjunction with its assessment of the Company's Year 2000 remediation plans and the remediation efforts of third parties such as those described in the preceding paragraph, management is in the process of developing appropriate contingency plans to mitigate risks associated with critical Year 2000 issues that could arise during the period leading up to and after January 1, 2000. These contingency plans, which are expected to be complete by the end of the second quarter of 1999, will include business resumption contingency plans.

         Through December 31, 1998, the Company has spent approximately $5 million (including approximately $4 million during 1998) in addressing its potential Year 2000 problems. Management believes that the Company is continuing to devote appropriate financial and human resources to resolve its Year 2000 issues in a timely manner, and currently estimates that it will expend an additional $4 to $6 million in order to address Year 2000 issues. A majority of the Company's past and future Year 2000 costs relate to internal costs and constitute resources that would otherwise have been reallocated within the Company. Such reallocation has not had a material adverse impact on the Company's financial condition or results of operations, nor is it expected to have a material adverse impact in future periods. Costs associated with Year 2000 issues are recognized in expense as incurred.

         The preceding discussion of Year 2000 initiatives contains forward-looking statements as to Year 2000 issues. See also the discussion of Future Factors under the caption "Forward-Looking Statements," which are incorporated by reference into the preceding discussion.


FOURTH QUARTER RESULTS

Net income in the fourth quarter of 1998 was $57.8 million, an increase of 25% from the final quarter of 1997 when net income was $46.3 million.

Diluted earnings per share increased 7% to $7.14 from $6.66 earned in the year-earlier quarter. Basic earnings per share increased 6% to $7.44 in the fourth quarter of 1998 from $7.01 in the comparable 1997 quarter. Net income for the recent quarter expressed as an annualized rate of return on average assets was 1.14% compared with 1.33% in the year-earlier quarter. The annualized rate of return on average common stockholders' equity was 14.20% compared with 18.25% in 1997's fourth quarter. Cash net income in the fourth quarter was $67.3 million, an increase of 41% from the final quarter of 1997 when cash net income was $47.8 million. Diluted cash earnings per share increased 21% to $8.31 in 1998's final quarter from $6.88 in the comparable period in 1997. Cash return on average tangible assets was an annualized 1.36% in the recent quarter, compared with 1.38% in the year-earlier quarter. Cash return on average tangible common equity rose to an annualized 24.57% in the fourth quarter of 1998 from 19.20% in the comparable 1997 quarter.

         Taxable-equivalent net interest income increased to $175 million in the fourth quarter of 1998, up $31 million or 22% from $144 million in the corresponding 1997 quarter. Growth in average loans outstanding was the primary factor contributing to the improvement in net interest income. Average loans for the fourth quarter of 1998 totaled $15.4 billion, a 36% increase from the $11.3 billion average during the fourth quarter of 1997, largely due to the $3.0 billion of loans obtained on April 1, 1998 from the ONBANCorp acquisition. In total, earning assets averaged $18.4 billion in the final quarter of 1998, up 40% from $13.1 billion in the corresponding 1997 quarter. The yield on earning assets decreased to 7.73% in the final 1998 quarter from 8.36% in the year-earlier period due, in part, to lower yielding loans and investment securities acquired in the ONBANCorp transaction. The impact of lower interest rates in the fourth quarter of 1998 as compared with the corresponding period in 1997, coupled with competitive pressure on interest rates charged for newly originated loans during much of 1998, particularly commercial loans and commercial real estate loans, also contributed to the decline in yield. The rate paid on interest-bearing liabilities decreased to 4.50% in 1998's final quarter from 4.72% in the year-earlier period due to generally lower market interest rates that resulted following actions taken by the Federal Reserve to lower interest rates in the third and fourth quarters of 1998. The resulting net interest spread was 3.23% in the recent quarter, compared with 3.64% in the fourth quarter of 1997. Similarly, net interest margin decreased to 3.77% in the fourth quarter of 1998 from 4.34% in the year-earlier quarter. Although not necessarily indicative of future results, the Company's net interest spread and margin declined in the last three quarters of 1998. As a result, the net interest spread and margin in the fourth quarter of 1998 were below those achieved in any other quarter of 1998.

         The provision for possible credit losses was $7.5 million in the fourth quarter of 1998, compared with $12.0 million in the year-earlier quarter. Net charge-offs totaled $10.7 million in 1998's fourth quarter, compared with $9.7 million in the corresponding 1997 quarter. Net charge-offs as an annualized percentage of average loans and leases were .28% in the recent quarter, down from .34% in the corresponding 1997 quarter. Including the impact of the ONBANCorp acquisition, other income rose 27% to $67.2 million in the fourth quarter of 1998 from $53.0 million in the year-earlier quarter, largely due to increases of $3.5 million in the change in cash surrender value associated with bank-owned life insurance, $4.6 million in service charges on deposit accounts, and $2.4 million in mortgage banking revenues. Other expense was $138.8 million in the fourth quarter of 1998, up 25% from $110.7 million in the fourth quarter of 1997, due largely to a $9.1 million increase in amortization of goodwill and core deposit intangible and higher operating expense levels resulting from combining ONBANCorp with the Company.

SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998. The Company's reportable segments have been determined in accordance with the provisions of SFAS No. 131 and are based upon the Company's internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking. The financial information of the Company's segments was compiled utilizing the accounting policies described in note 21 of Notes to Financial Statements.

         The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Financial information about the Company's segments is presented in note 21 of Notes to Financial Statements.

         The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, largely within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, deposit products, and cash management services. The Commercial Banking segment's earnings rose 24% to $67.4 million in 1998 from $54.3 million in 1997. Commercial loans obtained from ONBANCorp and loan growth in most of the markets already served by the Company were the leading factors contributing to the increase. Net income in 1996 was $44.4 million. The higher net income from 1996 to 1997 resulted largely from an $11.6 million increase in net interest income resulting from a 13% increase in average loans outstanding.

         The Commercial Real Estate segment provides credit and deposit services to its customers. Loans are largely secured by properties in the New York City metropolitan area and in Western New York, however, loans are also originated in the other regions in New York State and Pennsylvania. Commercial real estate loans may be secured by apartment/multifamily buildings, office space, retail space, industrial space or other types of collateral. In 1998, the Commercial Real Estate segment reported net income of $57.3 million, up 8% from $53.0 million earned a year earlier, due in part to the commercial real estate loans added to the Company's portfolio in the ONBANCorp transaction. An increase in fees for credit and other services also contributed to the growth in this segment's net income from 1997 to 1998. The Commercial Real Estate segment earned $51.4 million in 1996. The increase in net income from 1996 to 1997 was due largely to an increase in net interest income of $3.5 million resulting from a 9% increase in average loans outstanding.

         The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swaps related thereto; and offshore branch deposits. This segment also provides services to commercial customers and consumers which include foreign exchange, securities trading and municipal bond underwriting and sales. In 1998, this segment contributed net income of $31.7 million, compared with $18.5 million in 1997 and $19.2 million in 1996. Noninterest income increased $16.9 million from 1997 to

1998 largely due to tax-exempt income earned from increases in the cash surrender value of bank-owned life insurance. In addition, the ONBANCorp acquisition added approximately $0.9 billion of residential mortgage loans and $0.8 billion of investment securities to the average balance of the Company's discretionary portfolio. The decline in net income from 1996 to 1997 was due, in part, to a reduction in net interest income resulting from lower average balances of money-market assets and investment securities in 1997.

         The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to banking subsidiaries of M&T. The Company maintains mortgage loan production offices in New York State, as well as Arizona, Colorado, Idaho, Massachusetts, Ohio, Oregon, Pennsylvania, Utah and Washington. The Company also periodically purchases the rights to service residential mortgage loans. Residential mortgage loans held for sale are included in this segment. The Residential Mortgage Banking segment had net income of $19.5 million in 1998, an increase of 77% from $11.0 million in 1997, largely the result of an 81% increase in residential mortgage loans originated and a 14% increase to $10.9 billion in loans serviced, including $3.6 billion of loans serviced for the Company as of December 31, 1998. A favorable interest rate environment during 1998 was the primary factor leading to the increase in origination volume and the related increase in net income for this segment when compared to 1997. In 1996, net income for the mortgage banking segment was $7.8 million. Higher servicing fee income was the leading factor in the increase from 1996 to 1997.

         The Retail Banking segment offers a variety of consumer and small business services through several delivery channels which include traditional and "in-store" banking offices, automated teller machines, telephone banking and personal computer banking. The Company has banking offices throughout New York State and in northeastern Pennsylvania. The Retail Banking segment also offers certain deposit and loan products on a nationwide basis through M&T Bank, N.A. Credit services offered by this segment include consumer installment loans, student loans, automobile loans and leases (both directly and indirectly through dealers), home equity loans and lines of credit, and loans and leases to small businesses. The financial results of Retail Banking also include the results of the Company's retail credit card business and, in 1998, the $3.2 million gain that resulted from the sale of that business. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. Retail Banking earned $100.1 million in 1998, up 52% from $65.7 million in 1997. The increase was largely the result of the April 1, 1998 acquisition of ONBANCorp and a $16.3 million decrease in the provision for credit losses. The decrease in the provision was largely due to the July 1998 sale of the Company's retail credit card business and the 1997 and 1998 termination of all of the Company's co-branded credit card programs. In 1996, Retail Banking had net income of $53.1 million. The 24% increase in earnings from 1996 to 1997 was due in part to higher net interest income earned in 1997, largely the result of an 7% increase in average loans outstanding and a 5% increase in average deposits.


RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction.

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

         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 revises current accounting and reporting standards to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company will adopt the provisions of SFAS No. 134 on January 1, 1999. When adopted, SFAS No. 134 is not expected to have a material impact on the Company.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal-use computer software. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 and should be applied to internal-use software costs incurred in the year of adoption, including costs relating to those projects in progress upon initial application of the SOP. The Company intends to adopt SOP 98-1 on January 1, 1999. When adopted, SOP 98-1 is not expected to have a material impact on the Company's results of operations or financial condition.


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


-----------------------------------------------------------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Table 1

FINANCIAL HIGHLIGHTS

                                                             1998                1997                  Change
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR
-----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE
Net income (thousands)                                $     207,974              176,241                  +   18%
Return on
  Average assets                                              1.14 %              1.32 %
  Average common equity                                      13.86 %             18.49 %
Net interest margin                                           3.97 %              4.40 %
Net charge-offs/average loans                                  .28 %               .38 %
Efficiency ratio (a)                                         56.24 %             55.79 %
-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
Basic earnings                                        $      27.30                 26.60                  +    3%
Diluted earnings                                             26.16                 25.26                  +    4%
Cash dividends                                                3.80                  3.20                  +   19%
-----------------------------------------------------------------------------------------------------------------------------------
Cash (tangible) operating results (b)
Net income (thousands) (c)                            $     251,922              182,387                  +   38%
Diluted earnings per common share (c)                         31.69                26.14                  +   21%
Return on
  Average tangible assets                                     1.41 %              1.37 %
  Average tangible common equity                             23.08 %             19.56 %
Efficiency ratio (a)                                         52.51 %             54.82 %
-----------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (MILLIONS)
Loans and leases,
  net of unearned discount                            $      15,792               11,497                  +   37%
Total assets                                                 20,584               14,003                  +   47%
Deposits                                                     14,737               11,163                  +   32%
Stockholders' equity                                          1,602                1,030                  +   56%
-----------------------------------------------------------------------------------------------------------------------------------
LOAN QUALITY
Allowance for credit losses/net loans                         1.94 %              2.39 %
Nonperforming assets ratio                                     .81 %               .77 %
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL
Tier 1 risk-based capital ratio                               8.40 %             10.69 %
Total risk-based capital ratio                               10.56 %             13.32 %
Leverage ratio                                                7.02 %              9.09 %
Common equity/total assets                                    7.78 %              7.36 %
Common equity (book value) per share                  $       207.94              155.86                  +    33%
Tangible common equity per share                              139.89              153.24                  -     9%
Market price per share:
     Closing                                                  518.94              465.00                  +    12%
     High                                                     582.00              468.00
     Low                                                      400.00              281.00
-----------------------------------------------------------------------------------------------------------------------------------


(a) Excludes impact of nonrecurring merger-related expenses, net securities transactions and contribution of appreciated investment securities to affiliated, tax-exempt charitable foundation in 1998.
(b) Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.
(c) Cash net income excludes the after-tax impact of nonrecurring merger-related expenses of $14.0 million or $1.76 per diluted share in 1998.


-----------------------------------------------------------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Table 2

QUARTERLY TRENDS
                                      1998 Quarters                                               1997 Quarters
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                               Fourth      Third    Second    First    Fourth   Third    Second   First
-----------------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
Interest income (taxable-equivalent basis)     $358,335    359,339  363,503   277,803  277,166  271,305  265,301  257,029
Interest expense                                183,424    184,850  184,644   134,585  133,270  129,768  125,734  119,321
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                             174,911    174,489  178,859   143,218  143,896  141,537  139,567  137,708
Less: provision for possible credit losses        7,500     10,500   13,200    12,000   12,000   12,000   11,000   11,000
Other income                                     67,221     66,568   66,410    70,396   52,979   50,182   43,983   45,923
Less: other expense                             138,756    138,490  155,004   133,873  110,716  104,706  102,070  104,284
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                       95,876     92,067   77,065    67,741   74,159   75,013   70,480   68,347
Applicable income taxes                          36,064     33,693   30,587    17,245   26,246   27,518   26,329   25,825
Taxable-equivalent adjustment                     1,969      1,897    1,779     1,541    1,613    1,604    1,360    1,263
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                     $ 57,843     56,477   44,699    48,955   46,300   45,891   42,791   41,259
-----------------------------------------------------------------------------------------------------------------------------------
Per common share data
     Net income
        Basic                                  $   7.44       7.09     5.55      7.34     7.01     6.96     6.46     6.17
        Diluted                                    7.14       6.81     5.32      7.01     6.66     6.62     6.17     5.81
     Cash dividends                            $   1.00       1.00     1.00       .80      .80      .80      .80      .80
Average common shares outstanding
     Basic                                        7,778      7,966    8,051     6,666    6,599    6,592    6,627    6,685
     Diluted                                      8,105      8,288    8,409     6,981    6,955    6,927    6,928    7,100
-----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS, ANNUALIZED
Return on
     Average assets                                1.14%      1.15%     .92%     1.41%    1.33%    1.36%    1.31%    1.30%
     Average common stockholders' equity          14.20%     13.48%   10.77%    18.86%   18.25%   18.92%   18.55%   18.24%
Net interest margin on average earning             3.77%      3.87%    3.99%     4.35%    4.34%    4.35%    4.41%    4.50%
     assets (taxable-equivalent basis)
Nonperforming assets to total assets,
     at end of quarter                              .62%       .67%     .69%      .53%     .64%     .69%     .79%     .81%
-----------------------------------------------------------------------------------------------------------------------------------
CASH (TANGIBLE) OPERATING RESULTS (1)
Net income (in thousands)                      $ 67,326     67,703   65,445    51,448   47,837   47,428   44,350   42,773
Diluted net income per common share                8.31       8.17     7.78      7.37     6.88     6.85     6.40     6.02
Annualized return on
     Average tangible assets                       1.36%      1.42%    1.38%     1.49%    1.38%    1.40%    1.36%    1.35%
     Average tangible common stockholders'
       equity                                     24.57%     23.90%   23.50%    20.13%   19.20%   19.98%   19.70%   19.39%
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Dollars in millions, except per share
Average balances
     Total assets                              $ 20,101     19,455   19,547    14,055   13,785   13,424   13,148   12,866
     Earning assets                              18,401     17,881   17,992    13,357   13,148   12,905   12,700   12,420
     Investment securities                        2,617      2,533    2,858     1,614    1,721    1,747    1,715    1,611
     Loans and leases, net of
      unearned discount                          15,389     15,124   14,978    11,602   11,327   11,002   10,842   10,715
     Deposits                                    14,617     14,552   14,726    10,988   11,261   11,170   10,914   10,454
     Stockholders' equity                         1,616      1,662    1,664     1,053    1,007      962      925      917
-----------------------------------------------------------------------------------------------------------------------------------
At end of quarter
     Total assets                              $ 20,584     19,478   20,138    14,570   14,003   13,675   13,441   13,122
     Earning assets                              18,926     17,905   18,419    13,778   13,333   13,100   12,903   12,621
     Investment securities                        2,786      2,446    2,707     1,530    1,725    1,752    1,708    1,693
     Loans and leases, net of
      unearned discount                          15,792     15,163   15,245    12,033   11,497   11,271   10,980   10,803
     Deposits                                    14,737     14,394   14,813    11,085   11,163   11,205   11,186   10,533
     Stockholders' equity                         1,602      1,649    1,659     1,069    1,030      982      951      912
     Equity per common share                     207.94     209.03   207.18    160.06   155.86   149.31   143.64   137.33
     Tangible equity per common share            139.89     141.43   139.37    157.75   153.24   146.40   140.43   133.84
-----------------------------------------------------------------------------------------------------------------------------------
MARKET PRICE PER COMMON SHARE
     High                                      $539 1/2     582      554       504      468      415      343 1/2  336
     Low                                        400         410      480       429      401      335      303      281
     Closing                                    518 15/16   461      554       499 7/8  465      415      337      320
-----------------------------------------------------------------------------------------------------------------------------------


-----------------
     (1)Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses, net of applicable income tax effects.



-----------------------------------------------------------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Table 3
EARNINGS SUMMARY
DOLLARS IN MILLIONS

            Increase (decrease)*                                                                                         Compound
     1997 to 1998       1996 to 1997                                                                                   growth rate
   -----------------   ---------------                                                                                   5 years
    Amount      %     Amount       %                                       1998       1997     1996      1995   1994   1993 to 1998
   --------   ------   ------   ------  -------------------------------  --------- ---------- -------- ------- ------  -----------
 $   288.2       27   $ 68.9        7   Interest income**              $  1,359.0    1,070.8  1,001.9   932.8  751.4          13%
     179.4       35     41.7        9   Interest expense                    687.5      508.1    466.4   441.7  279.2          21
   --------   ------   ------   ------  -------------------------------  --------- ---------- -------- ------- ------  ---------
     108.8       19     27.2        5   Net interest income**               671.5      562.7    535.5   491.1  472.2           7
                                        Less: provision for possible
      (2.8)      (6)     2.7        6       credit losses                    43.2       46.0     43.3    40.4   60.5         (12)
                                        Gain (loss) on sales of bank
       2.1      -        (.3)       -       investment securities             1.8        (.3)       -     4.5     .1           -
      75.5       39     23.1       14   Other income                        268.8      193.3    170.3   145.1  123.6          20
                                        Less:
      39.5       18     11.7        6       Salaries and employee
                                            benefits                        259.5      220.0    208.3   188.2  161.2          11
     104.8       52      1.1        1       Other expense                   306.6      201.8    200.7   186.3  175.6          12
   --------   ------   ------   ------  -------------------------------  --------- ---------- -------- ------- ------  ---------
      44.9       16     34.5       14   Income before income taxes          332.8      287.9    253.5   225.8  198.6          13
                                        Less:
       1.4       24      1.3       30       Taxable-equivalent
                                            adjustment**                      7.2        5.8      4.5     4.7    4.1           -
      11.7       11      8.1        8       Income taxes                    117.6      105.9     97.9    90.1   77.2          10
   --------   ------   ------   ------  -------------------------------  --------- ---------- -------- ------- ------  ---------
 $    31.8       18   $ 25.1       17   Net income                     $    208.0      176.2    151.1   131.0  117.3          15%
   --------   ------   ------   ------  -------------------------------  --------- ---------- -------- ------- ------  ---------
   --------   ------   ------   ------  -------------------------------  --------- ---------- -------- ------- ------  ---------


-------------

     * CHANGES WERE CALCULATED FROM UNROUNDED AMOUNTS.
    ** INTEREST INCOME DATA ARE ON A TAXABLE-EQUIVALENT BASIS. THE
       TAXABLE-EQUIVALENT ADJUSTMENT REPRESENTS ADDITIONAL INCOME TAXES THAT WOULD BE DUE IF ALL INTEREST INCOME WERE SUBJECT TO INCOME TAXES. THIS ADJUSTMENT IS PRIMARILY TO INTEREST RECEIVED ON QUALIFIED MUNICIPAL SECURITIES AND INDUSTRIAL REVENUE FINANCINGS AND IS BASED ON A COMPOSITE INCOME TAX RATE OF APPROXIMATELY 41% FOR 1998 AND 1997, 42% FOR 1996 AND 1995, AND 43% FOR 1994.



-----------------------------------------------------------------------------------------------------------------------------------
                     M&T BANK CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Table 4

AVERAGE LOANS AND LEASES
(NET OF UNEARNED DISCOUNT)                             Percent increase
                                                       (decrease) from
                                                     ---------------------
DOLLARS IN MILLIONS                     1998    1997 to 1998     1996 to 1997
----------------------------         ---------  -------------    -------------
Commercial, financial, etc.           $2,831             25 %            11 %
Real estate - commercial               4,999             20              11
Real estate - consumer                 3,683             65               5
Consumer
      Automobile                       1,301             25               3
      Home equity                        722             12               6
      Credit cards                       136            (49)              4
      Other                              614             73              14
----------------------------         ---------  -------------    -------------
          Total consumer               2,773             20               5
----------------------------         ---------  -------------    -------------
      Total                          $14,286             30 %            8 %
----------------------------         ---------  -------------    -------------
----------------------------         ---------  -------------    -------------


--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                         Table 5


AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES


                                                                               1998                         1997
                                                          ---------------------------------------------- -------------
                                                             Average                          Average    Average
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS           balance          Interest         rate      balance
-------------------------------------------------------   -------------- --------------     ------------ ------------
Assets
Earning assets
Loans and leases, net of unearned discount*
      Commercial, financial, etc.                              $  2,831    $   235,027             8.30 %      2,257
      Real estate                                                 8,682        709,133             8.17        6,408
      Consumer                                                    2,773        249,045             8.98        2,308
-------------------------------------------------------   -------------- --------------     ------------ ------------
           Total loans and leases, net                           14,286      1,193,205             8.35       10,973
-------------------------------------------------------   -------------- --------------     ------------ ------------
Money-market assets
      Interest-bearing deposits at banks                             10            400             3.86           42
      Federal funds sold and agreements
           to resell securities                                     153          8,293             5.43           55
      Trading account                                                67          4,524             6.79           26
-------------------------------------------------------   -------------- --------------     ------------ ------------
           Total money-market assets                                230         13,217             5.75          123
-------------------------------------------------------   -------------- --------------     ------------ ------------
Investment securities**
      U.S. Treasury and federal agencies                          1,448         88,030             6.08        1,122
      Obligations of states and political subdivisions               73          4,566             6.29           43
      Other                                                         887         59,962             6.76          534
-------------------------------------------------------   -------------- --------------     ------------ ------------
           Total investment securities                            2,408        152,558             6.33        1,699
-------------------------------------------------------   -------------- --------------     ------------ ------------
           Total earning assets                                  16,924      1,358,980             8.03       12,795
-------------------------------------------------------   -------------- --------------     ------------ ------------
Allowance for possible credit losses                               (302)                                        (273)
Cash and due from banks                                             394                                          308
Other assets                                                      1,293                                          479
-------------------------------------------------------   --------------                                 ------------
           Total assets                                        $ 18,309                                       13,309
-------------------------------------------------------   --------------                                 ------------
-------------------------------------------------------   --------------                                 ------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
      NOW accounts                                             $    327          4,851             1.48          257
      Savings deposits                                            4,430        115,345             2.60        3,420
      Time deposits                                               7,022        388,185             5.53        5,818
      Deposits at foreign office                                    288         14,973             5.20          230
-------------------------------------------------------   -------------- --------------     ------------ ------------
           Total interest-bearing deposits                       12,067        523,354             4.34        9,725
-------------------------------------------------------   -------------- --------------     ------------ ------------
Short-term borrowings                                             1,923        105,582             5.49          812
Long-term borrowings                                                835         58,567             7.02          373
-------------------------------------------------------   -------------- --------------     ------------ ------------
           Total interest-bearing liabilities                    14,825        687,503             4.64       10,910
-------------------------------------------------------   -------------- --------------     ------------ ------------
Noninterest-bearing deposits                                      1,666                                        1,228
Other liabilities                                                   317                                          218
-------------------------------------------------------   --------------                                 ------------
           Total liabilities                                     16,808                                       12,356
-------------------------------------------------------   --------------                                 ------------
Stockholders' equity                                              1,501                                          953
-------------------------------------------------------   --------------                                 ------------
           Total liabilities and stockholders' equity          $ 18,309                                       13,309
-------------------------------------------------------   --------------                                 ------------
-------------------------------------------------------   --------------                                 ------------
Net interest spread                                                                                3.39
Contribution of interest-free funds                                                                 .58
-------------------------------------------------------                  --------------     ------------
Net interest income/margin on earning assets                               $   671,477             3.97 %
-------------------------------------------------------                  --------------     ------------
-------------------------------------------------------                  --------------     ------------


--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------



                                                                         Table 5



                                                              1997                                     1996
                                                         ------------------------------ -----------------------------------
                                                                             Average       Average                  Average
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS           Interest          rate        balance     Interest       rate
------------------------------------------------------    ------------     ------------ ----------   ----------------------
Assets
Earning assets
Loans and leases, net of unearned discount*
      Commercial, financial, etc.                             189,455             8.39 %    2,031       166,022       8.17 %
      Real estate                                             550,989             8.60      5,893       512,269       8.69
      Consumer                                                213,942             9.27      2,190       204,831       9.35
------------------------------------------------------    ------------     ------------ ----------   ----------------------
           Total loans and leases, net                        954,386             8.70     10,114       883,122       8.73
------------------------------------------------------    ------------     ------------ ----------   ----------------------
Money-market assets
      Interest-bearing deposits at banks                        2,475             5.95         38         2,413       6.30
      Federal funds sold and agreements
           to resell securities                                 2,989             5.42         55         2,985       5.45
      Trading account                                           1,937             7.27         17         1,100       6.53
------------------------------------------------------    ------------     ------------ ----------   ----------------------
           Total money-market assets                            7,401             6.00        110         6,498       5.91
------------------------------------------------------    ------------     ------------ ----------   ----------------------
Investment securities**
      U.S. Treasury and federal agencies                       70,968             6.33      1,200        74,023       6.17
      Obligations of states and political subdivisions          2,832             6.61         41         2,678       6.57
      Other                                                    35,214             6.59        565        35,598       6.30
------------------------------------------------------    ------------     ------------ ----------   ----------------------
           Total investment securities                        109,014             6.42      1,806       112,299       6.22
------------------------------------------------------    ------------     ------------ ----------   ----------------------
           Total earning assets                             1,070,801             8.37     12,030     1,001,919       8.33
------------------------------------------------------    ------------     ------------ ----------   ----------------------
Allowance for possible credit losses                                                         (269)
Cash and due from banks                                                                       334
Other assets                                                                                  384
------------------------------------------------------                                  ----------
           Total assets                                                                    12,479
------------------------------------------------------                                  ----------
------------------------------------------------------                                  ----------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
      NOW accounts                                              3,455             1.34        659         9,430       1.43
      Savings deposits                                         90,907             2.66      2,956        84,822       2.87
      Time deposits                                           327,611             5.63      5,137       286,088       5.57
      Deposits at foreign office                               12,160             5.29        239        12,399       5.19
------------------------------------------------------    ------------     ------------ ----------   ----------------------
           Total interest-bearing deposits                    434,133             4.46      8,991       392,739       4.37
------------------------------------------------------    ------------     ------------ ----------   ----------------------
Short-term borrowings                                          44,341             5.46      1,121        59,442       5.30
Long-term borrowings                                           29,619             7.94        189        14,227       7.51
------------------------------------------------------    ------------     ------------ ----------   ----------------------
           Total interest-bearing liabilities                 508,093             4.66     10,301       466,408       4.53
------------------------------------------------------    ------------     ------------ ----------   ----------------------
Noninterest-bearing deposits                                                                1,169
Other liabilities                                                                             146
------------------------------------------------------                                  ----------
           Total liabilities                                                               11,616
------------------------------------------------------                                  ----------
Stockholders' equity                                                                          863
------------------------------------------------------                                  ----------
           Total liabilities and stockholders' equity                                      12,479
------------------------------------------------------                                  ----------
------------------------------------------------------                                  ----------
Net interest spread                                                               3.71                                3.80
Contribution of interest-free funds                                                .69                                 .65
------------------------------------------------------    ------------     ------------              -----------  ---------
Net interest income/margin on earning assets                  562,708             4.40 %                535,511       4.45%
------------------------------------------------------    ------------     ------------              -----------  ---------
------------------------------------------------------    ------------     ------------              -----------  ---------


-----------------

 *INCLUDES NONACCRUAL LOANS.
**INCLUDES AVAILABLE FOR SALE SECURITIES AT AMORTIZED COST.



                                                                     (continued)

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                             Table 5 (continued)

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES


                                                                       1995                                   1994
                                                          ---------------------------------   ----------------------------------
                                                          Average                   Average     Average                  Average
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS        balance     Interest       rate       balance      Interest     rate
-------------------------------------------------------   ---------  -----------    --------  ------------  ----------  --------
Assets
Earning assets
Loans and leases, net of unearned discount*
      Commercial, financial, etc.                         $ 1,804    $ 155,750        8.63 %       1,487     116,479      7.84 %
      Real estate                                           5,301      471,714        8.90         4,562     390,681      8.56
      Consumer                                              1,752      169,149        9.65         1,378     128,117      9.30
-------------------------------------------------------   --------   ----------     -------   -----------   ---------   -------
           Total loans and leases, net                      8,857      796,613        8.99         7,427     635,277      8.55
-------------------------------------------------------   --------   ----------     -------   -----------   ---------   -------
Money-market assets
      Interest-bearing deposits at banks                      110        8,181        7.44            48       2,212      4.58
      Federal funds sold and agreements
           to resell securities                                48        3,007        6.29           109       4,751      4.35
      Trading account                                          20        1,339        6.82             7         499      7.11
-------------------------------------------------------   --------   ----------     -------   -----------   ---------   -------
           Total money-market assets                          178       12,527        7.06           164       7,462      4.54
-------------------------------------------------------   --------   ----------     -------   -----------   ---------   -------
Investment securities**
      U.S. Treasury and federal agencies                    1,242       74,248        5.98         1,167      56,685      4.86
      Obligations of states and political subdivisions         50        3,420        6.90            53       3,072      5.77
      Other                                                   743       45,988        6.19           852      48,933      5.74
-------------------------------------------------------   --------   ----------     -------   -----------   ---------   -------
           Total investment securities                      2,035      123,656        6.08         2,072     108,690      5.24
-------------------------------------------------------   --------   ----------     -------   -----------   ---------   -------
           Total earning assets                            11,070      932,796        8.43         9,663     751,429      7.78
-------------------------------------------------------   --------   ----------     -------   -----------   ---------   -------
Allowance for possible credit losses                         (254)                                  (223)
Cash and due from banks                                       326                                    307
Other assets                                                  343                                    278
-------------------------------------------------------   --------                            -----------
           Total assets                                  $ 11,485                                 10,025
-------------------------------------------------------   --------                            -----------
-------------------------------------------------------   --------                            -----------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
      NOW accounts                                       $    761       11,902        1.56           746      11,286      1.51
      Savings deposits                                      2,922       87,612        3.00         3,274      84,804      2.59
      Time deposits                                         4,112      239,882        5.83         2,179      97,067      4.45
      Deposits at foreign office                              133        6,952        5.23           156       5,894      3.79
-------------------------------------------------------   --------   ----------     -------   -----------   ---------   -------
           Total interest-bearing deposits                  7,928      346,348        4.37         6,355     199,051      3.13
-------------------------------------------------------   --------   ----------     -------   -----------   ---------   -------
Short-term borrowings                                       1,423       84,225        5.92         1,772      73,868      4.17
Long-term borrowings                                          146       11,157        7.64            77       6,287      8.13
-------------------------------------------------------   --------   ----------     -------   -----------   ---------   -------
           Total interest-bearing liabilities               9,497      441,730        4.65         8,204     279,206      3.40
-------------------------------------------------------   --------   ----------     -------   -----------   ---------   -------
Noninterest-bearing deposits                                1,093                                  1,011
Other liabilities                                             112                                     87
-------------------------------------------------------   --------                            -----------
           Total liabilities                               10,702                                  9,302
-------------------------------------------------------   --------                            -----------
Stockholders' equity                                          783                                    723
-------------------------------------------------------   --------                            -----------
           Total liabilities and stockholders' equity    $ 11,485                                 10,025
-------------------------------------------------------   --------                            -----------
-------------------------------------------------------   --------                            -----------
Net interest spread                                                                   3.78                                4.38
Contribution of interest-free funds                                                    .66                                 .51
-------------------------------------------------------                ---------    --------                ----------  --------
Net interest income/margin on earning assets                         $ 491,066        4.44 %                 472,223      4.89 %
-------------------------------------------------------                ---------    --------                ----------  --------
-------------------------------------------------------                ---------    --------                ----------  --------

-----------------

 *INCLUDES NONACCRUAL LOANS.
**INCLUDES AVAILABLE FOR SALE SECURITIES AT AMORTIZED COST.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                         Table 6

COMMERCIAL REAL ESTATE LOANS
(NET OF UNEARNED DISCOUNT)
DECEMBER 31, 1998


                                                                            Percent of dollars outstanding by loan size
                                                       Out-            ------------------------------------------------------------
DOLLARS IN MILLIONS                                    standings                $0-1            $1-5           $5-10          $10+
--------------------------------------------------     --------------   --------------     -----------    -----------   -----------
Metropolitan New York City
      Apartments/
           Multifamily                               $       1,393.1               11 %            24 %            8 %           9 %
      Office                                                   238.0                1               3              2             3
      Retail                                                   594.7                3              11              3             5
      Construction                                             106.4                -               2              -             2
      Industrial                                                42.7                -               1              -             -
      Other                                                    325.3                1               4              4             3
--------------------------------------------------     --------------   --------------     -----------    -----------   -----------
           Total Metropolitan New York City          $       2,700.2               16 %            45 %           17 %          22 %
--------------------------------------------------     --------------   --------------     -----------    -----------   -----------
Other New York State
      Apartments/
           Multifamily                               $         330.5                5 %             7 %            2 %           - %
      Office                                                   699.0                8              15              6             1
      Retail                                                   243.3                5               5              1             -
      Construction                                             237.6                1               3              2             4
      Industrial                                               198.2                4               4              1             -
      Other                                                    595.4               10              11              3             2
--------------------------------------------------     --------------   --------------     -----------    -----------   -----------
           Total other New York State                $       2,304.0               33 %            45 %           15 %           7 %
--------------------------------------------------     --------------   --------------     -----------    -----------   -----------
Other
      Apartments/
           Multifamily                               $         137.3                4 %            21 %            2 %           3 %
      Office                                                    13.4                1               2              -             -
      Retail                                                   103.7                1              10              5             7
      Construction                                              18.8                -               2              2             -
      Industrial                                                52.5                1               8              3             -
      Other                                                    129.0                5              10              3            10
--------------------------------------------------     --------------   --------------     -----------    -----------   -----------
           Total other                               $         454.7               12 %            53 %           15 %          20 %
--------------------------------------------------     --------------   --------------     -----------    -----------   -----------
           Total commercial real estate loans        $       5,458.9               23 %            45 %           16 %          16 %
--------------------------------------------------     --------------   --------------     -----------    -----------   -----------
--------------------------------------------------     --------------   --------------     -----------    -----------   -----------

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                         Table 7

AVERAGE CORE DEPOSITS


                                                       Percent increase
                                                       (decrease) from
Dollars in millions                       1998    1997 to 1998  1996 to 1997
--------------------------------      ---------   ------------  ------------
NOW accounts                        $      327           27 %           (61)%
Savings deposits                         4,430           30              16
Time deposits under $100,000             4,305           25               8
Noninterest-bearing deposits             1,666           36               5
--------------------------------      ---------   ------------  ------------
      Total                         $   10,728           29 %             5 %
--------------------------------      ---------   ------------  ------------
--------------------------------      ---------   ------------  ------------

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                         Table 8

INTEREST RATE SWAPS


                                                                    Year ended December 31
                                       ----------------------------------------------------------------------------------
                                                  1998                         1997                        1996
                                       -----------------------      ------------------------     ------------------------
DOLLARS IN THOUSANDS                        Amount     Rate*            Amount      Rate*             Amount     Rate*
----------------------------------     ------------ -----------     ------------  ----------     -----------  -----------
Increase (decrease) in:
      Interest income                $       3,378        .02 %    $       (142)     ---   %    $        (34)    ---    %
      Interest expense                     (12,778)      (.09)          (14,231)      (.13)          (15,488)      (.15)
----------------------------------     ------------ -----------     ------------  ----------     -----------  -----------
      Net interest income/margin     $      16,156        .10 %    $     14,089        .11 %    $     15,454        .13 %
----------------------------------     ------------ -----------     ------------  ----------     -----------  -----------
Average notional amount**            $   2,521,426                 $  2,691,638                 $  2,410,547
Rate received***                                         6.70 %                       6.68 %                       6.66 %
Rate paid***                                             6.06 %                       6.16 %                       6.02 %
----------------------------------                     -------                     --------                     ---------
----------------------------------                     -------                     --------                     ---------

---------------

* COMPUTED AS AN ANNUALIZED PERCENTAGE OF AVERAGE EARNING ASSETS OR INTEREST-BEARING LIABILITIES.
**  EXCLUDES FORWARD-STARTING INTEREST RATE SWAPS.
*** WEIGHTED-AVERAGE RATE PAID OR RECEIVED ON INTEREST RATE SWAPS IN EFFECT
    DURING YEAR.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                         Table 9

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES


DOLLARS IN THOUSANDS                                                    1998         1997       1996         1995           1994
---------------------------------------------------------------     ---------    ---------   ---------   -----------   ---------
Allowance for possible credit losses
      beginning balance                                           $  274,656      270,466     262,344       243,332     195,878
---------------------------------------------------------------     ---------    ---------   ---------   -----------   ---------
Charge-offs during year
      Commercial, financial, agricultural, etc.                        5,457        4,539       6,120         5,475       5,505
      Real estate - construction                                         950            -           -             -           -
      Real estate - mortgage                                           7,210        9,910       7,389        10,750      17,957
      Consumer                                                        42,684       44,880      36,037        14,982       8,981
---------------------------------------------------------------     ---------    ---------   ---------   -----------   ---------
          Total charge-offs                                           56,301       59,329      49,546        31,207      32,443
---------------------------------------------------------------     ---------    ---------   ---------   -----------   ---------
Recoveries during year
      Commercial, financial, agricultural, etc.                        2,783        2,609       3,671         3,967       7,877
      Real estate - construction                                           -            -          50            87          13
      Real estate - mortgage                                           2,894        5,869       3,049         2,137       4,515
      Consumer                                                        11,210        9,041       7,573         3,678       3,418
---------------------------------------------------------------     ---------    ---------   ---------   -----------   ---------
          Total recoveries                                            16,887       17,519      14,343         9,869      15,823
---------------------------------------------------------------     ---------    ---------   ---------   -----------   ---------
Net charge-offs                                                       39,414       41,810      35,203        21,338      16,620
Provision for possible credit losses                                  43,200       46,000      43,325        40,350      60,536
Allowance for possible credit losses acquired during the year         27,905            -           -        -            3,538
---------------------------------------------------------------     ---------    ---------   ---------   -----------   ---------
Allowance for possible credit losses
      ending balance                                              $  306,347      274,656     270,466       262,344     243,332
---------------------------------------------------------------     ---------    ---------   ---------   -----------   ---------
Net charge-offs as a percent of:
      Provision for possible credit losses                             91.24 %      90.89 %     81.25 %       52.88 %     27.45 %
      Average loans and leases, net of
          unearned discount                                              .28 %        .38 %       .35 %         .24 %       .22 %
---------------------------------------------------------------     ---------    ---------   ---------   -----------   ---------
Allowance for possible credit losses as a
      percent of loans and leases, net
      of unearned discount, at year-end                                 1.94 %       2.39 %      2.52 %        2.75 %      2.96 %
---------------------------------------------------------------     ---------    ----------  ----------  ------------  ----------
---------------------------------------------------------------     ---------    ----------  ----------  ------------  ----------

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                        Table 10

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES TO LOAN CATEGORIES


                                                                                 December 31
                                                 -------------------------------------------------------------------
DOLLARS IN THOUSANDS                                  1998          1997          1996          1995          1994
--------------------------------------------     -----------   -----------   -----------   -----------   -----------
Commercial, financial, agricultural, etc.      $     57,744        42,816        39,556        36,793        44,092
Real estate - mortgage                               91,692        70,354        73,879        75,894        72,285
Consumer                                             45,356        57,757        34,224        23,385        17,532
Unallocated                                         111,555       103,729       122,807       126,272       109,423
--------------------------------------------     -----------   -----------   -----------   -----------   -----------
      Total                                    $    306,347       274,656       270,466       262,344       243,332
--------------------------------------------     -----------   -----------   -----------   -----------   -----------
--------------------------------------------     -----------   -----------   -----------   -----------   -----------

As a percentage of gross loans
      and leases outstanding
--------------------------------------------     -----------   -----------   -----------   -----------   -----------
Commercial, financial, agricultural, etc.              1.76 %        1.78 %        1.79 %        1.83 %        2.62 %
Real estate - mortgage                                  .99          1.04          1.19          1.34          1.43
Consumer                                               1.53          2.47          1.30          1.10          1.05
--------------------------------------------     -----------   -----------   -----------   -----------   -----------
--------------------------------------------     -----------   -----------   -----------   -----------   -----------

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                        Table 11

NONPERFORMING ASSETS
DOLLARS IN THOUSANDS


                                               -------------------------------------------------------------------------------------
December 31                                           1998               1997              1996               1995           1994
-------------------------------------------    --------------    ---------------    --------------     --------------     ----------
Nonaccrual loans                             $        70,999             38,588            58,232             75,224         62,787
Loans past due
      90 days or more                                 37,784             30,402            39,652             17,842         11,754
Renegotiated loans                                     8,262             11,660                 -                  -          2,994
-------------------------------------------    --------------    ---------------    --------------     --------------     ----------
Total nonperforming loans                            117,045             80,650            97,884             93,066         77,535
-------------------------------------------    --------------    ---------------    --------------     --------------     ----------
Real estate and other assets owned                    11,129              8,413             8,523              7,295         10,065
-------------------------------------------    --------------    ---------------    --------------     --------------     ----------
Total nonperforming assets                   $       128,174             89,063           106,407            100,361         87,600
-------------------------------------------    --------------    ---------------    --------------     --------------     ----------
Government guaranteed
      nonperforming loans*                   $        14,316             17,712            25,847              7,779          7,883
-------------------------------------------    -------------------------------------------------------------------------------------
Nonperforming loans
      to total loans and leases,
      net of unearned discount                           .74 %              .70 %             .91 %              .97 %         .94 %
Nonperforming assets
      to total net loans and leases and
      real estate and other assets owned                 .81 %              .77 %             .99 %             1.05 %        1.06 %
-------------------------------------------    --------------    ---------------    --------------     --------------     ----------
-------------------------------------------    --------------    ---------------    --------------     --------------     ----------


---------------

* INCLUDED IN TOTAL NONPERFORMING LOANS.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                        Table 12

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE


DOLLARS IN THOUSANDS                   December 31, 1998
-------------------------              -----------------

Under 3 months                       $           983,582
3 to 6 months                                    420,650
6 to 12 months                                   313,235
Over 12 months                                 1,012,576
-------------------------              -----------------
      Total                          $         2,730,043
-------------------------              -----------------
-------------------------              -----------------

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                        Table 13

MATURITY DISTRIBUTION OF LOANS*
DOLLARS IN THOUSANDS


                                                                                                   2000 -                 After
December 31, 1998                                    Demand                   1999                  2003                   2003
------------------------------------------     -------------------     -------------------     ---------------    -------------
Commercial, financial, agricultural, etc.    $          1,940,014                 461,540             492,148           187,336
Real estate - construction                                113,340                 282,708              87,146             3,756
------------------------------------------     -------------------     -------------------     ---------------    -------------
      Total                                  $          2,053,354                 744,248             579,294           191,092
------------------------------------------     -------------------     -------------------     ---------------    -------------
------------------------------------------     -------------------     -------------------     ---------------    -------------

Floating or adjustable interest rates                                                        $        454,517           133,074
Fixed or predetermined interest rates                                                                 124,777            58,018
------------------------------------------                                                     ---------------    -------------
      Total                                                                                  $        579,294           191,092
------------------------------------------                                                     ---------------    -------------
------------------------------------------                                                     ---------------    -------------


*The data do not include nonaccrual loans.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                        Table 14

Sensitivity of Net Interest Income to Changes in Interest Rates
(dollars in thousands)


                                                             Calculated increase (decrease)
                                                             in projected net interest income
                                                                       December 31
Changes in Interest Rates                                    1998                        1997
-------------------------------                   --------------------------------------------
+200 basis points                               $           (7,668)                     (4,914)
+100 basis points                                              335                         748
-100 basis points                                            5,161                       2,434
-200 basis points                                            4,498                       3,768
-------------------------------                   --------------------------------------------
-------------------------------                   --------------------------------------------

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                        Table 15

CONTRACTUAL REPRICING DATA
Dollars in thousands by repricing date

                                                    Three            Four to         One to
                                                    months           twelve           five         After five
December 31, 1998                                   or less          months           years           years          Total
----------------------------------------------------------------------------------------------------------------------------
Loans and leases, net                             $ 5,594,140       1,629,962       4,630,286       3,937,142     15,791,530
Money-market assets                                   293,735          54,703           --               --          348,438
Investment securities                                 868,275         398,554         380,895       1,137,840      2,785,564
----------------------------------------------------------------------------------------------------------------------------
  Total earning assets                              6,756,150       2,083,219       5,011,181       5,074,982     18,925,532
----------------------------------------------------------------------------------------------------------------------------
NOW accounts                                      $   509,307            --             --               --          509,307
Savings deposits                                    4,830,678            --             --               --        4,830,678
Time deposits                                       1,980,026       3,049,602       1,699,913         297,542      7,027,083
Deposits at foreign office                            303,270            --               --             --          303,270
----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
   deposits                                         7,623,281       3,049,602       1,699,913         297,542     12,670,338
----------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                               2,165,508             129          64,339            --        2,229,976
Long-term borrowings                                       63         160,580         855,727         551,173      1,567,543
----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
   liabilities                                      9,788,852       3,210,311       2,619,979         848,715     16,467,857
----------------------------------------------------------------------------------------------------------------------------
Interest rate swaps                               $(1,604,730)        565,743       1,390,378        (351,391)          --
----------------------------------------------------------------------------------------------------------------------------
Periodic gap                                      $(4,637,432)       (561,349)      3,781,580       3,874,876
Cumulative gap                                     (4,637,432)     (5,198,781)     (1,417,201)      2,457,675
Cumulative gap as a %
  of total earning assets                               (24.5)%         (27.5)%          (7.5)%          13.0 %



--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                        Table 16

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES
DOLLARS IN THOUSANDS

                                                          One year      One to       Five to        Over
December 31, 1998                                          or less    five years    ten years     ten years       Total
-----------------------------------------               ----------    ----------    ---------     ---------      -------
INVESTMENT SECURITIES AVAILABLE FOR SALE*
U.S. Treasury and federal agencies
      Carrying value                                    $  318,520      133,173            --            --      451,693
      Yield                                                   5.89 %       4.65 %          --            --         5.52 %
Mortgage-backed securities**
      Government issued or guaranteed
          Carrying value                                    61,034      168,167       162,820       477,286      869,307
          Yield                                               5.97 %       6.15 %        6.37 %        5.99 %       6.09 %
      Privately issued
          Carrying value                                   137,381      289,772       221,219       305,751      954,123
          Yield                                               5.97 %       5.88 %        5.82 %        6.43 %       6.06 %
Other debt securities
      Carrying value                                           100       15,146            --       144,098      159,344
      Yield                                                   7.23 %       6.48 %          --          5.64 %       5.72 %
Equity securities
      Carrying value                                            --           --            --            --      149,273
      Yield                                                     --           --            --            --         8.14 %
-----------------------------------------               ----------    ----------    ---------     ---------      -------
Total investment securities
  available for sale
      Carrying value                                    $  517,035      606,258       384,039       927,135    2,583,740
      Yield                                                   5.92 %       5.70 %        6.06 %        6.08 %       6.07 %
-----------------------------------------               ----------    ----------    ---------     ---------      -------
-----------------------------------------               ----------    ----------    ---------     ---------      -------
INVESTMENT SECURITIES HELD TO MATURITY
U.S. Treasury and federal agencies
      Carrying value                                    $       --           --            --            --           --
      Yield                                                     --           --            --            --           --
Obligations of states and
  political subdivisions
      Carrying value                                        50,455       20,836         2,498            --       73,789
      Yield                                                   5.58 %       6.53 %        7.03 %          --         5.90 %
Other debt securities
      Carrying value                                            --           --        13,493            --       13,493
      Yield                                                     --           --         10.92 %          --        10.92 %
Total investment securities
  held to maturity
      Carrying value                                    $   50,455       20,836        15,991            --        87,282
      Yield                                                   5.58 %       6.53 %       10.31 %          --          6.68 %
-----------------------------------------               ----------    ----------    ---------     ---------      -------
-----------------------------------------               ----------    ----------    ---------     ---------      -------
OTHER INVESTMENT SECURITIES                                     --           --            --            --       114,542
-----------------------------------------               ----------    ----------    ---------     ---------      -------
Total investment securities
      Carrying value                                    $  567,490      627,094       400,030       927,135     2,785,564
      Yield                                                   5.89 %       5.72 %        6.23 %        6.08 %        5.84 %
-----------------------------------------               ----------    ----------    ---------     ---------      -------
-----------------------------------------               ----------    ----------    ---------     ---------      -------



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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and table 2 "Quarterly Trends" presented in Part II,
         Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                           Report of Independent Accountants

                           Consolidated Balance Sheet -
                           December 31, 1998 and 1997

                           Consolidated Statement of Income -
                           Years ended December 31, 1998, 1997 and 1996

                           Consolidated Statement of Cash Flows -
                           Years ended December 31, 1998, 1997 and 1996

                           Consolidated Statement of Changes in
                           Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996

                           Notes to Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of M&T Bank Corporation:

We have audited the accompanying consolidated balance sheet of M&T Bank Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of M&T Bank Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ PRICEWATERHOUSECOOPERS LLP

Buffalo, New York
January 11, 1999

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET


                                                                                                             December 31
                                                                                          ----------------------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE                                                              1998                      1997
----------------------------------------------------------------------------------------------------------------------------------
Assets                   Cash and due from banks                                          $      493,792                   333,805
                         Money-market assets

                             Interest-bearing deposits at banks                                      674                       668
                             Federal funds sold and
                                  agreements to resell securities                                229,066                    53,087
                             Trading account                                                     173,122                    57,291
                         ---------------------------------------------------------------------------------------------------------
                                  Total money-market assets                                      402,862                   111,046
                         ---------------------------------------------------------------------------------------------------------
                         Investment securities

                             Available for sale (cost: $2,578,940 in 1998;

                                  $1,563,055 in 1997)                                          2,583,740                 1,583,273
                             Held to maturity (market value: $87,365 in 1998;
                                  $84,176 in 1997)                                                87,282                    83,665
                             Other (market value:  $114,542 in 1998;
                                  $58,280 in 1997)                                               114,542                    58,280
                         ---------------------------------------------------------------------------------------------------------
                                  Total investment securities                                  2,785,564                 1,725,218
                         ---------------------------------------------------------------------------------------------------------
                         Loans and leases                                                     16,005,701                11,765,533
                             Unearned discount                                                  (214,171)                 (268,965)
                             Allowance for possible credit losses                               (306,347)                 (274,656)
                         ---------------------------------------------------------------------------------------------------------
                                  Loans and leases, net                                       15,485,183                11,221,912
                         ---------------------------------------------------------------------------------------------------------
                         Premises and equipment                                                  162,842                   121,984
                         Goodwill and core deposit intangible                                    546,036                    17,288
                         Accrued interest and other assets                                       707,612                   471,682
                         ---------------------------------------------------------------------------------------------------------
                                  Total assets                                            $   20,583,891                14,002,935
                         ---------------------------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------------------------
Liabilities              Noninterest-bearing deposits                                     $    2,066,814                 1,458,241
                         NOW accounts                                                            509,307                   346,795
                         Savings deposits                                                      4,830,678                 3,344,697
                         Time deposits                                                         7,027,083                 5,762,497
                         Deposits at foreign office                                              303,270                   250,928
                         ---------------------------------------------------------------------------------------------------------
                                  Total deposits                                              14,737,152                11,163,158
                         ---------------------------------------------------------------------------------------------------------
                         Federal funds purchased and agreements
                             to repurchase securities                                          1,746,078                   930,775
                         Other short-term borrowings                                             483,898                   120,143
                         Accrued interest and other liabilities                                  446,854                   330,774
                         Long-term borrowings                                                  1,567,543                   427,819
                         ---------------------------------------------------------------------------------------------------------
                                  Total liabilities                                           18,981,525                12,972,669
                         ---------------------------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------------------------
Stockholders' equity     Preferred stock, $1 par, 1,000,000 shares authorized
                             none outstanding                                                          -                         -
                         Common stock, $5 par, 15,000,000 shares
                             authorized, 8,101,539 shares issued in 1998;
                             8,097,472 shares issued in 1997                                      40,508                    40,487
                         Common stock issuable, 8,028 shares in 1998                               3,752                         -
                         Additional paid-in capital                                              480,014                   103,233
                         Retained earnings                                                     1,271,071                 1,092,106
                         Accumulated other comprehensive income, net                               2,869                    12,016
                         Treasury stock - common, at cost - 403,769 shares
                             in 1998; 1,487,123 shares in 1997                                  (195,848)                 (217,576)
                         ---------------------------------------------------------------------------------------------------------
                                  Total stockholders' equity                                   1,602,366                 1,030,266
                         ---------------------------------------------------------------------------------------------------------
                                  Total liabilities and stockholders' equity              $   20,583,891                14,002,935
                         ---------------------------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------------------------



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF INCOME

                                                                                     Year ended December 31
                                                                             ---------------------------------
IN THOUSANDS, EXCEPT PER SHARE                                                      1998       1997       1996
--------------------------------------------------------------------------------------------------------------
Interest income        Loans and leases, including fees                      $ 1,190,983    952,436    881,002
                       Money-market assets
                            Deposits at banks                                        400      2,475      2,413
                            Federal funds sold and agreements
                                to resell securities                               8,293      2,989      2,985
                            Trading account                                        4,403      1,781        980
                       Investment securities
                            Fully taxable                                        139,731     99,640    107,415
                            Exempt from federal taxes                              7,984      5,640      2,637
                       ---------------------------------------------------------------------------------------
                                Total interest income                          1,351,794  1,064,961    997,432
--------------------------------------------------------------------------------------------------------------
Interest expense       NOW accounts                                                4,851      3,455      9,430
                       Savings deposits                                          115,345     90,907     84,822
                       Time deposits                                             388,185    327,611    286,088
                       Deposits at foreign office                                 14,973     12,160     12,399
                       Short-term borrowings                                     105,582     44,341     59,442
                       Long-term borrowings                                       58,567     29,619     14,227
                       ---------------------------------------------------------------------------------------
                                Total interest expense                           687,503    508,093    466,408
                       ---------------------------------------------------------------------------------------
                       NET INTEREST INCOME                                       664,291    556,868    531,024
                       Provision for possible credit losses                       43,200     46,000     43,325
                       ---------------------------------------------------------------------------------------
                       Net interest income after provision
                            for possible credit losses                           621,091    510,868    487,699
--------------------------------------------------------------------------------------------------------------
Other income           Mortgage banking revenues                                  65,646     51,547     44,484
                       Service charges on deposit accounts                        57,357     43,377     40,659
                       Trust income                                               38,211     30,688     27,672
                       Merchant discount and other credit card fees               12,436     19,395     18,266
                       Trading account and foreign exchange gains                  3,963      3,690      2,421
                       Gain (loss) on sales of bank investment securities          1,761       (280)       (37)
                       Other revenues from operations                             91,221     44,650     36,783
                       ---------------------------------------------------------------------------------------
                                Total other income                               270,595    193,067    170,248
--------------------------------------------------------------------------------------------------------------
Other expense          Salaries and employee benefits                            259,487    220,017    208,342
                       Equipment and net occupancy                                66,553     53,299     51,346
                       Printing, postage and supplies                             17,603     13,747     15,167
                       Amortization of goodwill and core deposit intangible       34,487      7,291      6,292
                       Deposit insurance                                           2,710      1,935      9,337
                       Other costs of operations                                 185,283    125,487    118,494
                       ---------------------------------------------------------------------------------------
                                Total other expense                              566,123    421,776    408,978
                       ---------------------------------------------------------------------------------------
                       Income before income taxes                                325,563    282,159    248,969
                       Income taxes                                              117,589    105,918     97,866
                       ---------------------------------------------------------------------------------------
                       NET INCOME                                            $   207,974    176,241    151,103
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
                       NET INCOME PER COMMON SHARE
                            Basic                                            $     27.30      26.60      22.54
                            Diluted                                                26.16      25.26      21.08
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    Year ended December 31
                                                                                         --------------------------------------
IN THOUSANDS                                                                                    1998         1997          1996
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net income                                                    $   207,974      176,241       151,103
operating activities       Adjustments to reconcile net income to net cash
                               provided by operating activities
                                  Provision for possible credit losses                        43,200       46,000        43,325
                                  Depreciation and amortization of premises
                                     and equipment                                            25,432       20,745        19,457
                                  Amortization of capitalized servicing rights                19,650       14,366        10,509
                                  Amortization of goodwill and core deposit intangible        34,487        7,291         6,292
                                  Provision for deferred income taxes                         (2,965)      (7,331)       (3,901)
                                  Asset write-downs                                            3,905        1,501         1,043
                                  Net gain on sales of assets                                 (4,607)      (1,002)       (1,539)
                                  Net change in accrued interest receivable, payable          13,991       11,806         1,248
                                  Net change in other accrued income and expense              71,914       80,439        23,808
                                  Net change in loans held for sale                         (255,791)       4,234        (8,662)
                                  Net change in trading account assets and liabilities      (120,542)       5,094        (8,508)
                           ----------------------------------------------------------------------------------------------------
                                  Net cash provided by operating activities                   36,648      359,384       234,175
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Proceeds from sales of investment securities
investing activities           Available for sale                                            223,929      217,221       275,627
                               Other                                                           3,976            -             -
                           Proceeds from maturities of investment securities
                               Available for sale                                          1,071,889      255,498       390,563
                               Held to maturity                                               91,060       89,161       125,480
                               Other                                                           7,930            -           721
                           Purchases of investment securities
                               Available for sale                                           (846,020)    (628,168)     (532,106)
                               Held to maturity                                              (42,930)     (54,218)      (58,274)
                               Other                                                         (21,872)      (3,936)       (2,776)
                           Net (increase) decrease in interest-bearing
                               deposits at banks                                                  (6)      46,657        78,175
                           Additions to capitalized servicing rights                         (16,741)     (29,818)      (14,846)
                           Net increase in loans and leases                               (1,299,195)    (820,335)   (1,189,033)
                           Proceeds from sale of retail credit card business                 189,818            -             -
                           Capital expenditures, net                                         (16,785)     (13,270)      (20,333)
                           Acquisitions, net of cash acquired:
                               ONBANCorp, Inc.                                                20,790            -             -
                               Deposits and banking offices                                        -      123,043             -
                           Purchases of bank owned life insurance                           (150,000)    (200,000)            -
                           Other, net                                                         (2,137)        (356)       19,278
                           ----------------------------------------------------------------------------------------------------
                               Net cash used by investing activities                        (786,294)  (1,018,521)     (927,524)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net increase (decrease) in deposits                              (190,445)     508,930     1,042,108
financing activities       Net increase (decrease) in short-term borrowings                  648,784      (77,931)     (145,281)
                           Proceeds from long-term borrowings                                875,000      250,000             -
                           Payments on long-term borrowings                                   (3,136)        (189)      (14,900)
                           Purchases of treasury stock                                      (231,779)     (67,771)      (80,810)
                           Dividends paid - common                                           (28,977)     (21,207)      (18,617)
                           Dividends paid - preferred                                              -            -          (900)
                           Other, net                                                         16,165        4,212        (2,385)
                           ----------------------------------------------------------------------------------------------------
                               Net cash provided by financing activities                   1,085,612      596,044       779,215
                           ----------------------------------------------------------------------------------------------------
                           Net increase (decrease) in cash and cash equivalents          $   335,966      (63,093)       85,866
                           Cash and cash equivalents at beginning of year                    386,892      449,985       364,119
                           Cash and cash equivalents at end of year                      $   722,858      386,892       449,985
-------------------------------------------------------------------------------------------------------------------------------
Supplemental               Interest received during the year                             $ 1,357,583    1,051,556       985,287
disclosure of cash         Interest paid during the year                                     683,467      487,576       459,963
flow information           Income taxes paid during the year                                  47,188       43,562        83,929
-------------------------------------------------------------------------------------------------------------------------------
Supplemental schedule      Real estate acquired in settlement of loans                   $     8,503        9,142         8,214
of noncash investing       Conversion of preferred stock to common stock                           -            -        40,000
and financing activities   Acquisition of ONBANCorp, Inc:
                           Common stock issued                                               587,819            -             -
                               Fair value of:
                                  Assets acquired (noncash)                                5,206,168            -             -
                                  Liabilities assumed                                      4,619,715            -             -
                                  Stock options                                               19,424            -             -
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                 Common      Additional
                                                                     Preferred    Common          stock         paid-in
DOLLARS IN THOUSANDS, EXCEPT PER SHARE                                   stock     stock       issuable         capital
-----------------------------------------------------------------------------------------------------------------------
1996      Balance - January 1, 1996                                 $   40,000        40,487         --          98,657
          Comprehensive income:
              Net income                                                    --            --         --              --
              Other comprehensive income, net of tax:
                   Unrealized gains on investment  securities,
                        net of reclassification adjustment                  --            --         --              --
          Purchases of treasury stock                                       --            --         --              --
          Exercise of stock options                                         --            --         --           4,474
          Common stock cash dividends -
              $2.80 per share                                               --            --         --              --
          Preferred stock cash dividends                                    --            --         --              --
          Conversion of preferred stock into
                506,930 shares of common stock                         (40,000)           --         --          (6,534)
          -------------------------------------------------------------------------------------------------------------
          Balance - December 31, 1996                               $       --        40,487         --          96,597
----------------------------------------------------------------------------------------------------------------------
1997      Comprehensive income:
              Net income                                                    --            --         --              --
              Other comprehensive income, net of tax:
                   Unrealized gains on investment  securities,
                        net of reclassification adjustment                  --            --         --              --
          Purchases of treasury stock                                       --            --         --              --
          Exercise of stock options                                         --            --         --           6,636
          Common stock cash dividends -
              $3.20 per share                                               --            --         --              --
          -------------------------------------------------------------------------------------------------------------
          Balance - December 31, 1997                               $       --        40,487         --         103,233
-----------------------------------------------------------------------------------------------------------------------
1998      Comprehensive income:
              Net income                                                    --            --         --              --
              Other comprehensive income, net of tax:
                   Unrealized losses on investment securities,
                        net of reclassification adjustment                  --            --         --              --
          Purchases of treasury stock                                       --            --         --              --
          Acquisition of ONBANCorp:
              Common stock issued                                           --            10         --         364,427
              Fair value of stock options                                   --            --         --          19,424
          Stock-based compensation plans:
              Exercise of stock options                                     --            11         --          (7,114)
              Directors' stock plan                                         --            --         --              49
              Deferred bonus plan, net, including
                   dividend equivalents                                     --            --      3,752              (5)
          Common stock cash dividends -
              $3.80 per share                                               --            --         --              --
          -------------------------------------------------------------------------------------------------------------
          Balance - December 31, 1998                               $       --        40,508      3,752         480,014
-----------------------------------------------------------------------------------------------------------------------







                                                                                Accumulated
                                                                                      other
                                                                   Retained   comprehensive     Treasury
                                                                   earnings     income, net        stock         Total
------------------------------------------------------------------------------------------------------------------------
1996      Balance - January 1, 1996                                 805,486        (3,155)      (135,222)      846,253
          Comprehensive income:
              Net income                                            151,103          --            --         151,103
              Other comprehensive income, net of tax:
                   Unrealized gains on investment  securities,
                        net of reclassification adjustment             --             670          --             670
                                                                                                           ----------
                                                                                                              151,773
          Purchases of treasury stock                                  --            --         (80,810)      (80,810)
          Exercise of stock options                                    --            --           3,486         7,960
          Common stock cash dividends -
              $2.80 per share                                       (18,617)         --            --         (18,617)
          Preferred stock cash dividends                               (900)         --            --            (900)
          Conversion of preferred stock into
                506,930 shares of common stock                         --            --          46,534          --
          -------------------------------------------------------------------------------------------------------------
          Balance - December 31, 1996                               937,072        (2,485)     (166,012)      905,659
-----------------------------------------------------------------------------------------------------------------------
1997      Comprehensive income:
              Net income                                            176,241          --            --         176,241
              Other comprehensive income, net of tax:
                   Unrealized gains on investment  securities,
                        net of reclassification adjustment             --          14,501          --          14,501
                                                                                                            ---------
                                                                                                              190,742
          Purchases of treasury stock                                  --            --         (67,771)      (67,771)
          Exercise of stock options                                    --            --          16,207        22,843
          Common stock cash dividends -
              $3.20 per share                                       (21,207)         --            --         (21,207)
          -------------------------------------------------------------------------------------------------------------
          Balance - December 31, 1997                             1,092,106        12,016      (217,576)    1,030,266
-----------------------------------------------------------------------------------------------------------------------
1998      Comprehensive income:
              Net income                                            207,974          --            --         207,974
              Other comprehensive income, net of tax:
                   Unrealized losses on investment securities,
                        net of reclassification adjustment             --          (9,147)         --          (9,147)
                                                                                                             --------
                                                                                                              198,827
          Purchases of treasury stock                                  --            --        (231,779)     (231,779)
          Acquisition of ONBANCorp:
              Common stock issued                                      --            --         223,382       587,819
              Fair value of stock options                              --            --            --          19,424
          Stock-based compensation plans:
              Exercise of stock options                                --            --          29,788        22,685
              Directors' stock plan                                    --            --             177           226
              Deferred bonus plan, net, including
                   dividend equivalents                                 (32)         --             160         3,875
          Common stock cash dividends -
              $3.80 per share                                       (28,977)         --            --         (28,977)
          -------------------------------------------------------------------------------------------------------------
          Balance - December 31, 1998                             1,271,071         2,869      (195,848)    1,602,366
          -------------------------------------------------------------------------------------------------------------







-------------------------------------------------------------------------------
See accompanying notes to financial statements.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

In May 1998, First Empire State Corporation changed its name to M&T Bank Corporation ("M&T"). M&T is a bank holding company headquartered in Buffalo, New York. Through subsidiaries, M&T provides individuals, corporations and other businesses, and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking, asset management and other financial services. Banking activities are largely focused on consumers residing in New York State and northeastern Pennsylvania and on small and medium-size businesses based in those areas. Certain subsidiaries also conduct activities in other states.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting and reporting policies of M&T and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The more significant accounting policies are as follows:

Consolidation

The consolidated financial statements include M&T and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of M&T included in note 23 report investments in subsidiaries under the equity method.

Consolidated Statement of Cash Flows

For purposes of this statement, cash and due from banks, Federal funds sold and agreements to resell securities are considered cash and cash equivalents.

Trading account

Financial instruments used for trading purposes are stated at fair value. Realized gains and losses and unrealized changes in fair value of financial instruments utilized in trading activities are included in trading account and foreign exchange gains in the consolidated statement of income.

Investment securities

Investments in debt securities are classified as held to maturity and stated at amortized cost when management has the positive intent and ability to hold such securities to maturity. Investments in other debt securities and equity securities having readily determinable fair values are classified as available for sale and stated at estimated fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes.

        Other securities are stated at cost and include stock of the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York and Federal Home Loan Bank of Pittsburgh (together, the "Federal Home Loan Banks").

        Amortization of premiums and accretion of discounts for investment securities available for sale and held to maturity are included in interest

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


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

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


1. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Capitalized servicing rights

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

Goodwill and core deposit intangible

The excess of the cost of acquired entities or operations over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. Substantially all of the Company's goodwill is being amortized on a straight-line basis over twenty years. Core deposit intangibles are amortized on an accelerated basis over an estimated useful life of ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and core deposit intangible may be impaired. Impairment is measured using estimates of future cash flows or earnings potential of the operations acquired.

Stock-based compensation

Compensation expense is not recognized for stock option awards to employees under the Company's stock option plan since the exercise price of options is equal to the market price of the underlying stock at the date of grant. Compensation expense for stock appreciation rights issued separately from stock options is recognized based upon changes in the quoted market value of M&T's common stock. The pro forma effects of stock-based compensation arrangements are based on the estimated grant date fair value of stock options that are expected to vest calculated pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Pro forma compensation expense, net of applicable income tax effect, is recognized over the vesting period, which is generally four years.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


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

Earnings per common share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding and common shares issuable under deferred compensation arrangements during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Proceeds assumed to have been received on such exercise or conversion are assumed to be used to purchase shares of M&T common stock at the average market price during the period, as required by the "treasury stock method" of accounting.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


1. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Treasury stock

Repurchases of shares of M&T common stock are recorded at cost as a reduction of stockholders' equity. Reissuances of shares of treasury stock are recorded at average cost.

2.  ACQUISITIONS

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

         Acquired assets, loans and deposits of ONBANCorp on April 1, 1998 totaled approximately $5.5 billion, $3.0 billion and $3.8 billion, respectively. The transaction has been accounted for as a purchase and, accordingly, operations acquired from ONBANCorp have been included in the Company's financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $501 million of goodwill and $61 million of core deposit intangible. The amount of goodwill may change as certain estimates and contingencies are finalized, although any adjustments are not expected to be significant. The goodwill is being amortized on a straight-line basis over twenty years and the core deposit intangible is being amortized on an accelerated basis over ten years. The Company incurred expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the Company of approximately $21.3 million ($14.0 million net of applicable income taxes) during 1998. Since the systems conversions and integration of operations is complete, the Company does not expect to incur a material amount of additional integration costs. Expenses related to systems conversions and other costs of integration are included in the consolidated statement of income for the year ended December 31, 1998 as follows:

                                           (in thousands)
         Salaries and employee benefits       $ 2,141
         Equipment and net occupancy              875
         Printing, postage and supplies         1,079
         Other costs of operations             17,250
                                              -------
                                              $21,345
                                              -------
                                              -------


                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.  ACQUISITIONS, CONTINUED

         The $21.3 million of expenses consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; recruiting and other incentive compensation; initial marketing and promotion expenses to introduce the Company to ONBANCorp customers; and printing, supplies and other costs of commencing operations in new market regions.

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

                                                        Pro forma
                                                Year ended December 31

                                                 1998            1997
                                                 ----            ----
                                           (in thousands, except per share)
Interest income                               $1,436,327       1,418,606
Other income                                     277,663         235,346
Net income                                       202,219         183,494
Diluted earnings per common share             $    24.34           21.77




         On December 9, 1998, M&T entered into a definitive agreement with FNB Rochester Corp. ("FNB"), a bank holding company headquartered in Rochester, New York, providing for a merger between the two companies. FNB had total assets of $588 million as of December 31, 1998. The merger, which will be accounted for as a purchase, has been approved by the boards of directors of each company, and is subject to certain conditions, including regulatory approvals and approval of FNB's stockholders. It is anticipated that the merger will take place during the second quarter of 1999. Under the terms of the merger agreement, stockholders of FNB may elect to receive .06766 of a share of M&T common stock (and cash in lieu of any fractional share) or $33.00 in cash for each outstanding share of FNB common stock. Subject to certain adjustments set forth in the merger agreements, 50% of the 3,625,806 shares of FNB common stock outstanding on December 9, 1998 will be exchanged for shares of M&T common stock and the remaining shares will be converted for cash. The elections of FNB's stockholders will be subject to allocation and proration if either portion of the merger consideration is oversubscribed. At December 31, 1998, FNB had 3,628,618 shares of common stock issued and outstanding.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities were as follows:

                                                 Gross        Gross      Estimated
                                 Amortized    unrealized   unrealized      fair
                                   cost          gains       losses        value
                               -----------    ----------   ----------    ---------
                                                  (in thousands)
December 31, 1998
Investment securities
  available for sale:
U.S. Treasury and
  federal agencies             $  452,524            --          831     451,693
Mortgage-backed securities
  Government issued
   or guaranteed                  867,065         8,121        5,879     869,307
 Privately issued                 952,298         3,445        1,620     954,123
Other debt securities             162,748         1,183        4,587     159,344
Equity securities                 144,305         4,992           24     149,273
                               -----------    ----------   ----------  ---------
                                2,578,940        17,741       12,941   2,583,740
                               -----------    ----------   ----------  ---------
Investment securities
  held to maturity:

Obligations of states and
  political subdivisions           73,789          811            --      74,600
Other debt securities              13,493           --           728      12,765
                               -----------    ----------   ----------  ---------
                                   87,282          811           728      87,365
                               -----------    ----------   ----------  ---------
Other securities                  114,542           --            --     114,542
                               -----------    ----------   ----------  ---------
Total                          $2,780,764       18,552        13,669   2,785,647
                               -----------    ----------   ----------  ---------
                               -----------    ----------   ----------  ---------
December 31, 1997
Investment securities
  available for sale:
U.S. Treasury and
  federal agencies             $  408,462          595            --     409,057
Mortgage-backed securities
  Government issued
   or guaranteed                  641,266        8,805         9,766     640,305
  Privately issued                234,144          922           346     234,720
Other debt securities             157,568          326         1,678     156,216
Equity securities                 121,615       21,460           100     142,975
                               -----------    ----------   ----------  ---------
                                1,563,055       32,108        11,890   1,583,273
                               -----------    ----------   ----------  ---------
Investment securities
  held to maturity:
U.S. Treasury and
  federal agencies                 31,885          139            --      32,024
Obligations of states and
  political subdivisions           38,018          289            16      38,291
Other debt securities              13,762           99            --      13,861
                               -----------    ----------   ----------  ---------
                                   83,665          527            16      84,176
                               -----------    ----------   ----------  ---------
Other securities                   58,280           --            --      58,280
                               -----------    ----------   ----------  ---------
Total                          $1,705,000       32,635        11,906   1,725,729
                               -----------    ----------   ----------  ---------
                               -----------    ----------   ----------  ---------


                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


3. INVESTMENT SECURITIES, CONTINUED

         No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of stockholders' equity at December 31, 1998.

         As of December 31, 1998, the latest available investment ratings of all privately issued mortgage-backed securities were A or better.

         Investment securities issued by U.S. Treasury and federal agencies and classified as held to maturity at December 31, 1997 consisted of structured notes issued by the Federal Home Loan Banks.

         The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:


                                                December 31
                                           1998             1997
                                      ----------         ---------
                                              (in thousands)
     Amortized cost                   $1,265,588         284,943
     Estimated fair value              1,265,487         278,588



         Gross realized gains on the sale of investment securities were $1,808,000 in 1998, $1,179,000 in 1997 and $820,000 in 1996. Gross realized losses on the sale of investment securities were $47,000 in 1998, $1,459,000 in 1997 and $857,000 in 1996.

         At December 31, 1998, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

                                                           Estimated
                                           Amortized          fair
                                             cost             value
                                          ----------       ---------
                                                (in thousands)
Debt securities available for sale:
Due in one year or less                   $  318,279         318,620
Due after one year through five years        148,308         148,319
Due after five years through ten years             -               -
Due after ten years                          148,685         144,098
                                          ----------       ---------
                                             615,272         611,037
Mortgage-backed securities available
  for sale                                 1,819,363       1,823,430
                                          ----------       ---------
                                          $2,434,635       2,434,467
                                          ----------       ---------
                                          ----------       ---------
Debt securities held to maturity:
Due in one year or less                   $   50,455          50,766
Due after one year through five years         20,836          21,208
Due after five years through ten years        15,991          15,391
Due after ten years                               --              --
                                          ----------       ---------
                                          $   87,282          87,365
                                          ----------       ---------
                                          ----------       ---------



         At December 31, 1998, investment securities with a carrying value of $1,960,999,000, including $1,928,837,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from the Federal Home Loan Banks, repurchase agreements, governmental deposits and interest rate swap agreements.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


4. LOANS AND LEASES

Total gross loans and leases outstanding were comprised of the following:

                                           December 31
                                      1998           1997
                                  -----------     ----------
                                        (in thousands)
Loans
Commercial, financial,
  agricultural, etc.              $ 3,101,016      2,318,468
Real estate:
  Residential                       4,163,818      2,457,508
  Commercial                        5,125,703      4,307,900
  Construction                        489,112        254,434
Consumer                            2,569,726      2,203,890
                                  -----------     ----------
  Total loans                      15,449,375     11,542,200
                                  -----------     ----------
Leases
  Commercial                          169,824         88,172
  Consumer                            386,502        135,161
                                  -----------     ----------
  Total leases                        556,326        223,333
                                  -----------     ----------
Total loans and leases            $16,005,701     11,765,533
                                  -----------     ----------
                                  -----------     ----------


         One-to-four family residential mortgage loans held for sale were $445.0 million at December 31, 1998 and $189.4 million at December 31, 1997. One-to-four family residential mortgage loans serviced for others totaled approximately $7.3 billion and $7.5 billion at December 31, 1998 and 1997, respectively. As of December 31, 1998, approximately $33.1 million of one-to-four family residential mortgage loans serviced for others have been sold with recourse. The total credit loss exposure resulting from loans sold with recourse was considered negligible.

         Included in the preceding table are nonperforming loans (loans on which interest was not being accrued, or which were ninety days or more past due or had been renegotiated at below-market interest rates) of $117,045,000 at December 31, 1998 and $80,650,000 at December 31, 1997. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on these loans would have amounted to $7,806,000 in 1998 and $7,264,000 in 1997. The actual amount included in interest income during 1998 and 1997 on these loans was $2,367,000 and $2,445,000, respectively.

         The recorded investment in loans considered impaired was $47,248,000 and $32,772,000 at December 31, 1998 and 1997, respectively. The recorded investment in loans for which there was a related valuation allowance for possible impairment included in the allowance for possible credit losses and the amount of such impairment allowance were $20,470,000 and $6,758,000, respectively, at December 31, 1998 and $23,963,000 and $3,095,000, respectively, at December 31, 1997. The recorded investment in loans considered impaired for which there was no related valuation allowance for possible impairment was $26,778,000 and $8,809,000 at December 31, 1998 and 1997, respectively. The average recorded investment in impaired loans during 1998, 1997 and 1996 was $42,485,000, $37,732,000 and $48,146,000, respectively. Interest income recognized on impaired loans totaled $2,351,000, $2,051,000 and $1,571,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


4. LOANS AND LEASES, CONTINUED

         Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $22,115,000 and $29,870,000 at December 31, 1998 and 1997, respectively. During 1998, new borrowings by such persons amounted to $10,387,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions equaled $18,142,000.

         At December 31, 1998, approximately $1.4 billion of one-to-four family residential mortgage loans were pledged to secure borrowings.

5. ALLOWANCE FOR POSSIBLE CREDIT LOSSES

Changes in the allowance for possible credit losses were as follows:

                                1998         1997         1996
                              --------      -------      -------
                                         (in thousands)
Beginning balance             $274,656      270,466      262,344
Provision for possible
  credit losses                 43,200       46,000       43,325
Allowance obtained
  through acquisitions          27,905           --           --
Net charge-offs
  Charge-offs                  (56,301)     (59,329)     (49,546)
  Recoveries                    16,887       17,519       14,343
                              --------      -------      -------
  Net charge-offs              (39,414)     (41,810)     (35,203)
                              --------      -------      -------
Ending balance                $306,347      274,656      270,466
                              --------      -------      -------
                              --------      -------      -------


6. PREMISES AND EQUIPMENT

The detail of premises and equipment was as follows:

                                                         December 31
                                                     1998            1997
                                                   --------        -------
                                                       (in thousands)
Land                                               $ 15,467         12,050
Buildings-owned                                     118,132         91,486
Buildings-capital leases                              1,773          1,773
Leasehold improvements                               39,800         31,103
Furniture and equipment-owned                       152,301        127,687
Furniture and equipment-capital leases                  429            429
                                                   --------        -------
                                                    327,902        264,528

Less:  accumulated depreciation
  and amortization

    Owned assets                                    163,074        140,644
    Capital leases                                    1,986          1,900
                                                   --------        -------
                                                    165,060        142,544
                                                   --------        -------
Premises and equipment, net                        $162,842        121,984
                                                   --------        -------
                                                   --------        -------



         Net lease expense for all operating leases totaled $20,607,000 in 1998, $16,983,000 in 1997 and $12,223,000 in 1996. The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 22 years. Minimum

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


6. PREMISES AND EQUIPMENT, CONTINUED

lease payments under noncancellable operating leases are summarized as follows:

Year ending December 31:                       (in thousands)
           1999                                   $ 13,216
           2000                                     12,950
           2001                                     11,077
           2002                                      8,756
           2003                                      8,093
           Later years                              48,884
                                                  --------
           Total minimum lease
             payments                             $102,976
                                                  --------
                                                  --------



         Payments required under capital leases are not material.

7. CAPITALIZED SERVICING ASSETS

Changes in capitalized servicing assets were as follows:

                                        Year ended December 31
                                    1998         1997        1996
                                  --------     -------      ------
                                            (in thousands)
Beginning balance                 $ 61,877      38,890      35,588
Originations                        12,276       7,819      11,060
Purchases                           16,014      26,262       3,786
Amortization                       (19,650)    (14,366)    (10,509)
Sales                               (6,522)       --        (1,035)
Write-downs                           --          (802)       --
Reclassification of excess
 servicing receivables                --         4,074        --
                                  --------      ------      ------
                                    63,995      61,877      38,890
Valuation allowance                 (1,798)       (798)     (1,100)
                                  --------      ------      ------
Ending balance, net               $ 62,197      61,079      37,790
                                  --------      ------      ------
                                  --------      ------      ------



         As a result of impairment of certain strata of capitalized servicing assets, additions to the valuation allowance totaling $1,000,000 and $500,000 were recorded during 1998 and 1997, respectively. During 1997, the valuation allowance was reduced by $802,000 to reflect the write-down of the recorded value of certain capitalized servicing assets related to loans that had been repaid by borrowers. The estimated fair value of capitalized servicing rights was approximately $80 million at December 31, 1998 and $84 million at December 31, 1997. Such amounts were estimated using discounted cash flows that reflect current prepayment and discount rate assumptions as of each year-end.

         The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," on January 1, 1997. Among other things, SFAS No. 125 required that for each servicing contract in existence before January 1, 1997 previously recognized servicing rights and excess servicing receivables that did not exceed contractually specified servicing fees be combined. The carrying value of such excess servicing receivables at January 1, 1997 was $4,074,000. Retroactive application of the provisions of SFAS No. 125 to years prior to 1997 was not permitted.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


8. BORROWINGS

The amounts and interest rates of short-term borrowings were as follows:

                             Federal funds
                             purchased and     Other
                              repurchase     short-term
                              agreements     borrowings        Total
                               ---------        -------      ---------
                                       (dollars in thousands)
At December 31, 1998
  Amount outstanding          $1,746,078        483,898      2,229,976
  Weighted-average
    interest rate                   5.41%          5.55%          5.44%

For the year ended
  December 31, 1998
  Highest amount
    at a month-end            $2,177,388        509,457
  Daily-average
    amount outstanding         1,616,431        307,016      1,923,447
  Weighted-average
    interest rate                   5.48%          5.56%          5.49%
                               ---------        -------      ---------
                               ---------        -------      ---------
At December 31, 1997
  Amount outstanding          $  930,775        120,143      1,050,918
  Weighted-average
    interest rate                   6.51%          5.41%          6.38%

For the year ended
  December 31, 1997
  Highest amount
    at a month-end            $  930,775        344,363
  Daily-average
    amount outstanding           611,689        200,324        812,013
  Weighted-average
    interest rate                   5.43%          5.55%          5.46%
                               ---------        -------      ---------
                               ---------        -------      ---------
At December 31, 1996
  Amount outstanding          $1,015,408        112,492      1,127,900
  Weighted-average
    interest rate                   7.03%          4.66%          6.79%

For the year ended
  December 31, 1996
  Highest amount
    at a month-end            $1,550,880        337,168
  Daily-average
    amount outstanding         1,014,923        106,545      1,121,468
  Weighted-average
    interest rate                   5.29%          5.40%          5.30%
                               ---------        -------      ---------
                               ---------        -------      ---------


                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


8. BORROWINGS, CONTINUED

         In general, Federal funds purchased and repurchase agreements outstanding at December 31, 1998 mature within four days following year-end. Other short-term borrowings consisted of interest-bearing trading account liabilities and borrowings from the U.S. Treasury, the Federal Home Loan Banks and others having original maturities of one year or less.

         At December 31, 1998, M&T and M&T Bank had lines of credit under formal agreements as follows:

                                        M&T            M&T
                                                       Bank
                                      -------       ---------
                                           (in thousands)
Outstanding borrowings                $    --       1,506,106
Unused                                 25,000         140,964
                                      -------       ---------
                                      -------       ---------



         Long-term borrowings were as follows:


                                                     December 31
                                                  1998         1997
                                              ----------    -------
                                                    (in thousands)
Subordinated notes of
 M&T Bank:
 8 1/8% due 2002                              $   75,000     75,000
 7% due 2005                                     100,000    100,000
Preferred capital securities:
 First Empire Capital Trust I
 - 8.234%                                        150,000    150,000
 First Empire Capital Trust II
 - 8.277%                                        100,000    100,000
 OnBank Trust I
 - 9.25%                                          69,128         --
Advances from Federal Home
 Loan Banks
 - variable rates                                825,000          --
 - fixed rates                                   231,094       2,375
Other                                             17,321         444
                                              ----------     -------
                                              $1,567,543     427,819
                                              ----------     -------
                                              ----------     -------



         The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of depositors and other creditors of M&T Bank. Long-term variable rate advances from the Federal Home Loan Banks had contractual rates that ranged from 5.19% to 5.44%. The weighted average contractual interest rate was 5.29% at December 31, 1998. Long-term fixed-rate advances from the Federal Home Loan Banks had contractual rates of interest ranging from 4.05% to 8.45% at December 31, 1998 and from 7.72% to 8.45% at December 31, 1997. The weighted average contractual interest rates payable were 6.23% and 8.05% at December 31, 1998 and 1997, respectively. Advances from the Federal Home Loan Banks mature at various dates through 2006 and are secured by residential mortgage loans.

         In January 1997, First Empire Capital Trust I ("Trust I"), a Delaware business trust organized by the Company on January 17, 1997, issued $150 million of 8.234% preferred capital securities. In June 1997, First Empire Capital Trust II ("Trust II"), a Delaware business trust organized by the

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


8. BORROWINGS, CONTINUED

Company on May 30, 1997, issued $100 million of 8.277% preferred capital securities. As a result of the ONBANCorp acquisition, the Company assumed responsibility for similar preferred capital securities previously issued by a special-purpose entity formed by ONBANCorp. In February 1997, OnBank Capital Trust I ("OnBank Trust I" and, together with Trust I and Trust II, the "Trusts"), a Delaware business trust organized by ONBANCorp on January 24, 1997, issued $60 million of 9.25% preferred capital securities. Including the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of ONBANCorp, the preferred capital securities of OnBank Trust I have a financial statement carrying value of approximately $69 million at December 31, 1998.

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



        The common securities of Trust I and II are wholly owned by M&T and the common securities of OnBank Trust I are wholly owned by Olympia. The common securities of each trust ("Common Securities") are the only class of each trust's securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust and are classified in the Company's consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. Under the Federal Reserve Board's current risk-based capital guidelines, the Capital Securities are includable in M&T's Tier 1 capital.

        The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase the following amounts of junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") of M&T in the case of Trust I and Trust II and Olympia in the case of OnBank Trust I:

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. BORROWINGS, CONTINUED

                Capital          Common         Junior Subordinated
Trust         Securities       Securities            Debentures
-----         ----------       ----------            ----------
Trust I     $150 million     $4.64 million   $154.64 million aggregate
                                             liquidation amount of 8.234%
                                             Junior Subordinated Debentures
                                             due February 1, 2027.

Trust II    $100 million     $3.09 million   $103.09 million aggregate
                                             liquidation amount of 8.277%
                                             Junior Subordinated Debentures
                                             due June 1, 2027.

OnBank
 Trust I    $ 60 million     $1.856 million  $61.856 million aggregate
                                             liquidation amount of 9.25%
                                             Junior Subordinated Debentures
                                             due February 1, 2027.



        The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust.

        Holders of the Capital Securities receive preferential cumulative cash distributions semi-annually on each distribution date at the stated distribution rate unless M&T, in the case of Trust I or Trust II, or Olympia, in the case of OnBank Trust I, exercise the right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods, in which case payment of distributions on the Capital Securities will be deferred for a comparable period. During an extended interest period, M&T and/or Olympia may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of the respective company's capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T in the case of Trust I or Trust II, or Olympia, in the case of OnBank Trust I, of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of M&T and Olympia.

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

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


8. BORROWINGS, CONTINUED

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

        Long-term borrowings at December 31, 1998 mature as follows:

Year ending December 31:          (in thousands)
        1999                       $  161,059
        2000                           30,981
        2001                          256,493
        2002                           78,959
        2003                          492,540
        Later years                   547,511
                                   ----------
                                   $1,567,543
                                   ----------
                                   ----------



9. PREFERRED STOCK

On March 29, 1996, the holder of all of the then outstanding shares of M&T's 9% convertible preferred stock converted such shares into 506,930 shares of M&T common stock at a contractual conversion price of $78.90625 per common share. Dividends paid on the 40,000 shares of preferred stock, which had been issued on March 15, 1991 for $40 million, were deducted from net income in calculating basic earnings per share. Calculations of diluted earnings per common share for periods prior to the conversion reflect the assumption that the preferred stock had been converted to 506,930 shares of common stock at issuance and that no preferred stock dividends were paid.

10. STOCK-BASED COMPENSATION PLANS

Stock option plan

The stock option plan allows the grant of stock options and stock appreciation rights (either in tandem with options or independently) at prices which may not be less than the fair market value of the common stock on the date of grant. Awards granted under the stock option plan generally vest over four years and are exercisable over terms not exceeding ten years and one day. When exercisable, the stock appreciation rights issued in tandem with stock options entitle grantees to receive cash, stock or a combination equal to the amount of stock appreciation between the dates of grant and exercise. Stock appreciation rights issued independently of stock options contain similar terms as the stock options, although upon exercise the holder is only entitled to receive cash instead of purchasing shares of M&T's common stock. Of the stock options outstanding at December 31, 1998, 783,224 were granted with limited stock appreciation rights attached thereto. A summary of related activity follows:

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


10. STOCK-BASED COMPENSATION PLANS, CONTINUED

Stock option plan, continued

                                                    Weighted-average
                                    Cash-only        exercise price
                        Stock     appreciation                Cash-only
                       options       rights       Stock     appreciation
                     outstanding   outstanding   options       rights
                     -----------  ------------   -------    ------------
1996
  Beginning balance     719,997        61,600    $107.96        $59.93
  Granted               173,246            --     211.42            --
  Exercised            (115,378)       (6,650)    109.14         56.48
  Canceled               (8,650)           --     155.86            --
                       --------        ------     ------         -----
   At year-end          769,215        54,950     130.54         60.34

1997
  Granted               151,077            --     297.37            --
  Exercised            (138,723)       (8,500)     87.66         57.00
  Canceled               (4,375)           --     221.65            --
                       --------        ------     ------         -----
   At year-end          777,194        46,450     170.11         60.95

1998
  Granted               144,459            --     445.26            --
  Acquired (note 2)      61,772            --     185.56            --
  Exercised            (148,467)      (11,050)    105.57         59.52
  Canceled              (25,045)           --     250.86            --
                       --------        ------     ------         -----
   At year-end          809,913        35,400     229.70         61.40
                       --------        ------     ------         -----
                       --------        ------     ------         -----
Exercisable at:
  December 31, 1998     384,494        35,400     144.97         61.40
                       --------        ------     ------         -----
                       --------        ------     ------         -----
  December 31, 1997     344,757        46,450     110.39         60.95
                       --------        ------     ------         -----
                       --------        ------     ------         -----
  December 31, 1996     352,571        54,950      86.17         60.34
                       --------        ------     ------         -----
                       --------        ------     ------         -----



        At December 31, 1998 and 1997, respectively, there were 489,302 and 170,488 shares available for future grant. During 1998, the number of shares authorized for issuance under the stock option plan was increased to 2,500,000 shares from 2,000,000.

        A summary of stock options at December 31, 1998 follows:

                                              Weighted average                    Weighted
                               Stock        ---------------------      Stock      average
    Range of                  options       Exercise      Life        options     exercise
 exercise price             outstanding       price    (in years)   exercisable     price
------------------          -----------     --------   ----------   -----------   ---------
$ 53.00 to $121.12             92,696       $ 86.04       2.5          92,696      $ 86.04
 133.88 to  198.76            269,491        141.81       5.3         217,261       140.92
 211.00 to  290.00            289,917        245.99       7.4          72,592       226.74
 310.00 to  554.13            157,809        434.27       9.0           1,945       355.06
                              -------       -------      ------       -------     --------
                              809,913       $229.70       6.4         384,494      $144.97
                              -------       -------      ------       -------     --------
                              -------       -------      ------       -------     --------



        The Company used a binomial option pricing model to estimate the grant date present value of stock options granted in 1998, 1997 and 1996. The estimated value per option was $114.60 in 1998, $79.26 in 1997 and $49.75 in 1996. The values were calculated using the following assumptions: an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data since inception of the plan), a risk-free interest rate of 5.53% in 1998, 6.37% in 1997 and 5.48% in 1996

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


10. STOCK-BASED COMPENSATION PLANS, CONTINUED

Stock option plan, continued

(representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term), expected volatility of 14% in 1998 and 1997 and 15% in 1996, and estimated dividend yields of .72% in 1998, .97% in 1997 and 1.28% in 1996 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). The Company also deducted 10% to reflect an estimate of the probability of forfeiture prior to vesting. The estimated forfeiture rate was based on historical data since inception of the stock option plan.

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock option plan. Accordingly, no compensation expense was recognized in 1998, 1997 and 1996 for stock option awards since the exercise price of stock options granted under the stock option plan was not less than the fair market value of the common stock at date of grant. Compensation expense recognized for cash-only stock appreciation rights was $2,238,000 in 1998, $8,510,000 in 1997 and $3,974,000 in 1996. Had compensation expense for stock option awards granted since January 1, 1995 been determined consistent with SFAS No. 123, net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                              Year ended December 31
                                      1998              1997            1996
                                    --------         ---------       --------
                                                 (in thousands,
                                                  except per share)
Net income:

   As reported                        $207,974        176,241         151,103
   Pro forma                           198,323        169,432         146,394

Basic earnings per share:

   As reported                          $27.30          26.60           22.54
   Pro forma                             26.03          25.57           21.83

Diluted earnings per share:

   As reported                          $26.16          25.26           21.08
   Pro forma                             25.02          24.40           20.53

        The pro forma effects presented above are in accordance with the requirements of SFAS No. 123, however, such effects are not representative of the effects to be reported in future years due to the fact that options vest over several years and additional awards generally are made each year.

Deferred bonus plan

The Company provides a deferred bonus plan to eligible employees which allows such employees to elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants may elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock, which effective January 1, 1998, are distributable in the form of M&T common stock. As of December 31, 1998, 8,028 shares of M&T common stock were distributable pursuant to the terms of the deferred bonus plan. In connection with the deferred bonus

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


10. STOCK-BASED COMPENSATION PLANS, CONTINUED

Deferred bonus plan, continued

plan, 15,000 shares of M&T common stock were authorized for issuance, of which 334 shares were issued in 1998.

Directors' stock plan

Effective January 1, 1998, the Company initiated a compensation plan for non-employee directors which provides that annual compensation payable to such directors shall be paid fifty percent in cash and fifty percent in shares of M&T common stock. In connection with the directors' stock plan, 5,000 shares of M&T common stock were authorized for issuance, of which 451 shares were issued in 1998.

11. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company provides defined benefit pension plan and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.

        Net periodic pension expense consisted of the following:

                                            1998        1997        1996
                                         --------     --------     -----
                                                  (in thousands)

Service cost                             $ 7,021       5,014       4,434
Interest cost on projected benefit
 obligation                                 8,135       6,786       6,610
Expected return on plan assets            (12,396)     (9,723)     (8,076)
Amortization of prior service cost            (24)        (24)        (25)
Amortization of initial net asset            (344)       (858)       (858)
Recognized net actuarial gain                 (38)        (47)        (22)
Settlements and curtailments                  218           -           -
                                          -------       -----       -----
Net periodic pension expense              $ 2,572       1,148       2,063
                                          -------       -----       -----
                                          -------       -----       -----

        Net postretirement benefits expense consisted of the following:

                                            1998        1997        1996
                                         --------      ------      ------
                                                  (in thousands)
Service cost                             $   288         146         147
Interest cost on projected benefit
 obligation                                 1,141         996       1,062
Expected return on plan assets               (226)       (288)       (293)
Amortization of prior service cost            (18)       (204)       (204)
Recognized net actuarial (gain) loss           25          (7)         87
                                          -------       -----       -----
Net postretirement benefits expense      $  1,210         643         799
                                          -------       -----       -----
                                          -------       -----       -----


                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


11. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS, CONTINUED

Data related to the funding position of the plans were as follows:


                                        Pension          Postretirement
                                        Benefits            Benefits
                                 ------------------    -------------------
                                    1998      1997      1998       1997
                                 --------  --------    -------   ---------
                                                (in thousands)

Change in benefit obligation:

 Benefit obligation at
  beginning of year               $107,035    95,461    13,933     15,344
 Service cost                        7,021     5,014       288        146
 Interest cost                       8,135     6,786     1,141        996
 Plan participants'contributions         -         -       119          -
 Amendments                             20         -     2,356          -
 Actuarial (gain) loss               5,864     4,253     1,119     (1,211)
 Business combination               15,027         -       499          -
 Benefits paid                      (6,389)   (4,479)   (1,432)    (1,342)
 Settlements and curtailments          218         -         -          -
                                  --------   -------    ------     ------
 Benefit obligation at
  end of year                     $136,931   107,035    18,023     13,933
                                  --------   -------    ------     ------

Change in plan assets:
 Fair value of plan assets at

  beginning of year               $144,894   120,856     5,147      6,325
 Actual return on plan assets        6,669    28,497       292         34
 Employer contribution                   -        20         -          -
 Plan participants'contributions         -         -       269        130
 Business combination               22,441         -         -          -
 Benefits and other payments        (4,787)   (4,479)   (1,432)    (1,342)
 Settlements                        (1,748)        -         -          -
                                  --------   -------    ------     ------
 Fair value of plan assets at
  end of year                     $167,469   144,894     4,276      5,147
                                  --------   -------    ------     ------
                                  --------   -------    ------     ------
Funded status                     $ 30,538    37,859   (13,747)    (8,786)
Unrecognized net actuarial (gain)
 loss                              (18,318)  (30,142)    2,229      1,202
Unrecognized prior service cost       (259)     (304)      336     (2,039)
Unrecognized initial net asset           -      (344)        -          -
                                  --------   -------    ------     ------
Prepaid (accrued) benefit cost    $ 11,961     7,069   (11,182)    (9,623)
                                  --------   -------    ------     ------
                                  --------   -------    ------     ------
Amounts recognized in the consolidated balance sheet were:

   Prepaid benefit cost (asset)   $ 14,489     9,453         -          -
   Accrued benefit cost (liability) (2,528)   (2,384)  (11,182)    (9,623)
                                  --------   -------    ------     ------
                                  $ 11,961     7,069   (11,182)    (9,623)
                                  --------   -------    ------     ------
                                  --------   -------    ------     ------

         The Company has an unfunded supplemental pension plan for key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $2,356,000 and $1,863,000, respectively, as of December 31, 1998 and $1,992,000 and $1,495,000,
respectively, as of December 31, 1997.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS, CONTINUED

         The assumed rates used in the actuarial computations were:

                                        Pension          Postretirement
                                        Benefits            Benefits
                                     --------------    ------------------
                                     1998      1997      1998      1997
                                     -----    -----     ------     -----
Discount rate                        6.75%     7.00%     6.75%     7.00%
Long-term rate of return on
 plan assets                         9.00%     9.00%     8.00%     8.00%
Rate of increase in future
 compensation levels                 5.10%     5.10%        -         -

         For measurement purposes, a 7.5% annual rate of increase in the cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% over 6 years. A one-percentage point change in assumed health care cost trend rates would have the following effects:


                                   +1%       -1%
                                  -----     -----
Increase (decrease) in:            (in thousands)

 Service and interest cost        $ 52       (47)
 Accumulated postretirement
  benefit obligation               857      (767)

         Pension plan assets included common stock of M&T with a fair value of $14,674,000 and $13,072,000 at December 31, 1998 and 1997, respectively.

         The Company has a retirement savings plan ("Savings Plan") that is a defined contribution plan in which eligible employees of the Company may defer up to 15% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee's contribution, up to 4.5% of the employee's qualified compensation. Employees' accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. The Company's contributions to the Savings Plan totaled $6,085,000, $5,221,000 and $4,724,000 in 1998, 1997 and 1996, respectively.

12. INCOME TAXES

The components of income tax expense (benefit) were as follows:


                                        1998     1997     1996
                                     --------  -------   -------
                                           (in thousands)

 Current
  Federal                            $105,751   96,819   85,220
  State and city                       14,803   16,430   16,547
                                     --------  -------   ------
    Total current                     120,554  113,249  101,767
                                     --------  -------   ------
Deferred
  Federal                              (2,309)  (5,334)  (3,155)
  State and city                         (656)  (1,997)    (746)
                                     --------  -------   ------
    Total deferred                     (2,965)  (7,331)  (3,901)
                                     --------  -------   ------
    Total income taxes
      applicable to pre-tax income   $117,589  105,918   97,866
                                     --------  -------   ------
                                     --------  -------   ------


                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



12. INCOME TAXES, CONTINUED

        The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with generally accepted accounting principles, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 1998 M&T Bank's tax bad debt reserve for which no federal income taxes have been provided was $74,021,000, including $27,304,000 obtained in the acquisition of ONBANCorp. No actions are planned that would cause this reserve to become wholly or partially taxable.

        The portion of income taxes attributable to gains or losses on sales of bank investment securities was an expense of $718,000 in 1998 and a benefit of $114,000 in 1997. The effect on income taxes from sales of bank investment securities was insignificant in 1996. No alternative minimum tax expense was recognized in 1998, 1997 or 1996.

        Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:



                                      1998        1997        1996
                                      ----        ----        ----
                                             (in thousands)

Income taxes at statutory rate     $113,947      98,756      87,139
Increase (decrease) in taxes:
  Tax-exempt income                 (15,266)     (3,794)     (2,000)
  State and city income taxes,
    net of federal income
    tax effect                        9,196       9,381      10,271
  Amortization of goodwill            8,158       1,571       1,593
  Other                               1,554           4         863
                                   --------     -------      ------

                                   $117,589     105,918      97,866
                                   --------     -------      ------
                                   --------     -------      ------


                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



12. INCOME TAXES, CONTINUED

    Deferred tax assets (liabilities) were comprised of the following at December 31:


                                      1998        1997                   1996
                                      ----        ----                   ----
                                             (in thousands)

Interest on loans                 $       -       5,165                  5,603
Depreciation and amortization        10,489       8,130                  7,900
Losses on loans and other assets    120,422     105,190                105,338
Postretirement and other
  supplemental employee benefits      5,316       7,163                  7,434
Incentive compensation plans         20,395      12,302                  9,090
Unrealized investment losses              -           -                  1,819
Other                                 3,140      11,140                 10,060
                                  ---------      ------                  ------
  Gross deferred tax assets         159,762     149,090                147,244
                                  ---------      ------                  ------

Interest on loans                    (5,025)          -                      -
Retirement benefits                  (1,969)     (3,459)                (4,457)
Leasing transactions               (107,187)    (83,347)               (81,300)
Restructured interest rate
  swap agreements                      (181)     (3,999)                (8,564)
Capitalized servicing rights         (6,868)     (7,448)                (7,597)
Unrealized investment gains          (1,931)     (8,202)                      -
Other                                  (504)        (45)                   (46)
                                  ---------      ------                  ------
  Gross deferred tax liabilities   (123,665)   (106,500)              (101,964)
                                  ---------      ------                  ------
Net deferred tax asset            $  36,097      42,590                  45,280
                                  ---------      ------                  ------
                                  ---------      ------                  ------


        The Company believes that it is more likely than not that the net deferred tax asset will be realized through taxable earnings or alternative tax strategies.

        The income tax credits shown in the statement of income of M&T in note 23 arise principally from operating losses before dividends from subsidiaries.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED




13. EARNINGS PER SHARE

The computations of basic earnings per share follow:


                                                               Year ended December 31
                                                     1998                1997               1996
                                                     ----                ----               ----
                                                    (in thousands, except per share)

Net income                                        $207,974             176,241            151,103
Less: preferred stock dividends                          -                   -              (900)
                                                  --------             -------            -------
Income available to common
 stockholders                                      207,974             176,241            150,203

Weighted-average shares
 outstanding (including common
  stock issuable)                                    7,619               6,625              6,663

Basic earnings per share                          $  27.30               26.60              22.54

        The computations of diluted earnings per share follow:






                                                              Year ended December 31
                                                     1998                1997               1996
                                                     ----                ----               ----
                                                         (in thousands, except per share)
Income available to common
 stockholders                                     $207,974             176,241            150,203
                                                  --------             -------            -------
Plus: preferred stock dividends                          -                   -                900
Income available to common
 stockholders plus assumed
 conversion                                        207,974             176,241            151,103
Weighted-average shares
 outstanding                                         7,619               6,625              6,663
Plus: incremental shares from
 assumed conversions of
  - stock options                                      331                 352                385
  - preferred stock                                      -                   -                122
                                                  --------             -------            -------
Adjusted weighted-average shares
 outstanding                                         7,950               6,977              7,170

Diluted earnings per share                        $  26.16               25.26              21.08




14. COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components. Adoption of SFAS No. 130 had no impact on the Company's results of operations or its financial position. Financial statements presented for periods prior to 1998 were required to be reclassified to reflect application of the provisions of SFAS No. 130.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


14. COMPREHENSIVE INCOME, CONTINUED

The following table displays the components of other comprehensive income:


                                                      Year ended December 31, 1998
                                                      -----------------------------
                                                   Before-tax     Income
                                                     amount        taxes        Net
                                                     ------        -----        ---
                                                               (in thousands)
Unrealized losses on investment securities:
   Unrealized holding
    losses(a)                                      $(13,657)      (5,553)     (8,104)
   Reclassification
    adjustment for gains
    realized in net income                            1,761          718        1,043
                                                   --------       ------      ------

   Net unrealized losses                           $(15,418)      (6,271)     (9,147)
                                                   --------       ------      ------
                                                   --------       ------      ------



(a) Including the effect of the contribution of appreciated investment securities described in note 15.



                                                    Year ended December 31, 1997
                                                   -----------------------------
                                                   Before-tax     Income
                                                    amount        taxes        Net
                                                    ------        -----        ---
                                                             (in thousands)
Unrealized gains on investment securities:
   Unrealized holding
    gains                                          $24,242       (9,907)     14,335
   Reclassification
    adjustment for losses
    realized in net income                           (280)         (114)      (166)
                                                   -------        ------     ------
   Net unrealized gains                            $24,522        10,021     14,501
                                                   -------        ------     ------
                                                   -------        ------     ------





                                                    Year ended December 31, 1996
                                                    -----------------------------
                                                  Before-tax    Income
                                                    amount        taxes        Net
                                                    ------        -----        ---
                                                             (in thousands)
Unrealized gains on investment securities:
   Unrealized holding
    gains                                          $ 1,157         524         633
   Reclassification
    adjustment for losses
    realized in net income                             (37)          -        (37)
                                                   -------         ---         ---
   Net unrealized gains                            $ 1,194         524         670
                                                   -------         ---         ---
                                                   -------         ---         ---



                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. OTHER INCOME AND OTHER EXPENSE

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either other revenues from operations or other costs of operations in the consolidated statement of income:



                                        1998       1997       1996
                                        ----       ----       ----
                                              (in thousands)
Other income:
 Mutual fund and annuity sales        $17,974     15,336     13,000
 Change in cash surrender value
  of bank-owned life insurance         17,629
Other expense:
 Professional services                 30,537     22,845     20,402
 Advertising                                                 11,933
 Non-cash charitable contribution(a)   24,585



(a) In January 1998, M&T contributed appreciated investment securities with a fair value of $24.6 million to an affiliated, tax-exempt private charitable foundation. As a result of this transfer, the Company recognized tax-exempt other income of $15.3 million and incurred charitable contributions expense of $24.6 million. These amounts are included in the consolidated statement of income in "Other revenues from operations" and "Other costs of operations," respectively. The transfer provided an income tax benefit of approximately $10.0 million and, accordingly, resulted in an after-tax increase in net income of $.7 million.

16. INTERNATIONAL ACTIVITIES

The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading and providing credit to support the international activities of domestic companies. Net assets identified with international activities amounted to $32,891,000 and $11,514,000 at December 31, 1998 and 1997, respectively.

17. DERIVATIVE FINANCIAL INSTRUMENTS

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

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

17. DERIVATIVE FINANCIAL INSTRUMENTS, CONTINUED


                                                                                           Estimated
                                Notional      Average        Weighted-Average Rate        Fair Value-
                                Amount       Maturity         Fixed        Variable       Gain(Loss)
                                ------       --------         -----        --------       ----------
                             (in thousands)  (in years)                                  (in thousands)

DECEMBER 31, 1998
-----------------
Fixed rate
 investment securities:
 Non-amortizing(a)           $   50,000          9.1         5.26%          5.55%         $    445

Variable rate
 loans:
 Non-amortizing               1,060,000          1.0         6.10%          5.28%           10,907

Fixed rate
 loans:
 Amortizing(a)                   32,209          8.7         7.17%          5.55%          (3,875)
 Amortizing-forward
  starting(b)                   390,800          8.6         5.95%          5.64%          (8,380)

Fixed rate time
 deposits:
 Non-amortizing               1,154,000          2.0         6.59%          5.21%           22,533

Fixed rate
 borrowings:
 Non-amortizing                 125,000          2.1         5.75%          5.28%            1,360
                             ----------          ---         ----           ----           -------
                             $2,812,009          2.7         6.26%          5.31%          $22,990
                             ----------          ---         ----           ----           -------
                             ----------          ---         ----           ----           -------

DECEMBER 31, 1997
-----------------
Variable rate
 loans:
 Amortizing                  $   99,287           .2         5.82%          5.75%          $    28
 Non-amortizing               1,147,731          1.7         6.00%          5.84%            2,888
                             ----------          ---         ----           ----           -------
                              1,247,018          1.6         5.99%          5.83%            2,916
Fixed rate
 loans:
 Amortizing(a)                   33,061          9.5         7.17%          5.97%           (2,394)

Fixed rate time
 deposits:
 Non-amortizing               1,439,500          2.8         6.69%          5.73%           15,915
                             ----------          ---         ----           ----           -------
                             $2,719,579          2.3         6.37%          5.78%          $16,437
                             ----------          ---         ----           ----           -------
                             ----------          ---         ----           ----           -------



Under all swap agreements, the Company receives interest at a fixed rate and pays at a variable rate, except for:

(a) Under the terms of this swap, the Company receives interest at a variable rate and pays at a fixed rate.

(b) Under the terms of these forward-starting swaps the Company will receive interest at a variable rate and pay at a fixed rate beginning in the years indicated below.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED




17. DERIVATIVE FINANCIAL INSTRUMENTS, CONTINUED



                                 Notional
                    Year          Amount
                    ----          ------
                              (in thousands)

                    1999        $ 18,000
                    2000         186,044
                    2001         186,756
                                 -------

                                $390,800
                                 -------
                                 -------




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

         The notional amount of the amortizing swaps linked to fixed rate loans declines by the amount of scheduled principal payments of the loans. The notional amounts of other amortizing swaps may, following an initial lock-out period, vary depending on the level of interest rates or the repayment behavior of mortgage-backed securities to which individual swaps are indexed. The notional amount of a non-amortizing swap does not change during the term of an agreement.

         At December 31, 1998 the notional amount of interest rate swaps outstanding mature as follows:



                                       Amortizing          Non-Amortizing
                                       ----------          --------------
                                                (in thousands)
Year ending December 31:
         1999                           $    930                804,000
         2000                              1,868                920,000
         2001                              8,184                263,000
         2002                              8,908                172,000
         2003                             10,693                105,000
      Later years                        392,426                125,000
                                        --------              ---------

                                        $423,009              2,389,000
                                        --------              ---------
                                        --------              ---------



         The net effect of interest rate swaps was to increase net interest income by $16,156,000 in 1998, $14,089,000 in 1997 and $15,454,000 in 1996.
Excluding forward-starting swaps, the average notional amount of interest rate swaps impacting net interest income which were entered into for interest rate risk management purposes were $2,521,426,000 in 1998, $2,691,638,000 in 1997 and
$2,410,547,000 in 1996.

         During 1995 and 1994, the Company restructured several interest rate swap agreements with notional amounts of $260 million and $500 million, respectively, from amortizing to non-amortizing. The purpose of the restructurings was to enhance the effectiveness of the swaps in managing the Company's exposure to changing interest rates in future years. Losses resulting from the early termination of the amortizing swaps and equal amounts of purchase discount received on the restructured non-amortizing swaps were recognized as a result of these transactions and included in the carrying amount of loans which the swaps modified. The deferred losses and

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


17. DERIVATIVE FINANCIAL INSTRUMENTS, CONTINUED

purchase discounts totaled $.3 million and $6.7 million, respectively, at December 31, 1998 and $9.5 million and $15.8 million, respectively, at December 31, 1997. The deferred losses are being amortized and the purchase discounts accreted to interest income over the remaining terms of the original swaps and restructured swaps, respectively. Such amortization and accretion were $9.2 million and $9.1 million, respectively, in 1998, $11.3 million and $9.6 million, respectively, in 1997 and $12.1 million and $9.8 million, respectively, in 1996. Net purchase discounts related to the restructured swaps remaining at December 31, 1998 were $6,363,000, of which $5,960,000 will accrete to interest income in 1999.

         Derivative financial instruments used for trading purposes included foreign exchange and other option contracts, foreign exchange forward and spot contracts, interest rate contracts and financial futures. The following table includes information about the estimated fair value of derivative financial instruments used for trading purposes:


                                            1998                  1997
                                            ----                  ----
December 31:                                      (in thousands)
 Gross unrealized gains                   $54,424                46,343
 Gross unrealized losses                   49,833                46,405

Year ended December 31:
 Average gross unrealized gains           $42,174                41,701
 Average gross unrealized losses           39,083                41,302
                                          -------                ------
                                          -------                ------



        Net gains arising from derivative financial instruments used for trading purposes were $2,648,000 in 1998, $2,072,000 in 1997 and $2,689,000 in 1996.

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated "fair value" of financial instruments. "Fair value" is generally defined as the price a willing buyer and a willing seller would exchange for a financial instrument in other than a distressed sale situation. Disclosures related to fair value presented herein are as of December 31, 1998 and 1997.

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

        The estimated fair values of investments in readily marketable debt and equity securities were based on quoted market prices at the respective year-end. In arriving at estimated fair value of other financial instruments, the Company generally used calculations based upon discounted cash flows of the related financial instruments. In general, discount rates used for loan

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

products were based on the Company's pricing at the respective year-end. A higher discount rate was assumed with respect to estimated cash flows associated with nonaccrual loans.

        As more fully described in note 3, the carrying value and estimated fair value of investment securities were as follows:


                                           Carrying     Estimated
                                            Value       Fair value
                                            -----       ----------
                                               (in thousands)
        December 31
          1998                           $2,785,564      2,785,647
          1997                            1,725,218      1,725,729
                                          ---------      ---------
                                          ---------      ---------


        The following table presents the carrying value and calculated estimates of fair value of loans and commitments related to loans originated for sale:



                                            Carrying      Calculated
                                              Value        Estimate
                                              -----        --------
                                                (in thousands)
December 31, 1998
Commercial loans and leases               $ 3,174,778      3,181,096
Commercial real estate loans                5,458,876      5,520,305
Residential real estate loans               4,261,555      4,320,221
Consumer loans and leases                   2,896,321      2,925,269
                                          -----------     ----------

                                          $15,791,530     15,946,891
                                          -----------     ----------
                                          -----------     ----------
December 31, 1997
Commercial loans and leases               $ 2,378,827      2,378,248
Commercial real estate loans                4,436,014      4,487,740
Residential real estate loans               2,462,945      2,484,377
Consumer loans and leases                   2,218,782      2,207,609
                                          -----------     ----------

                                          $11,496,568     11,557,974
                                          -----------     ----------
                                          -----------     ----------



        The allowance for possible credit losses represented the Company's assessment of the overall level of credit risk inherent in the loan and lease portfolio and totaled $306,347,000 and $274,656,000 at December 31, 1998 and 1997, respectively.

        As described in note 19, in the normal course of business, various commitments and contingent liabilities are outstanding, such as loan commitments, credit guarantees and letters of credit. The Company's pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Commitments generally have fixed expiration dates and contain termination and other clauses which provide for relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company's loan commitments, credit guarantees and letters of credit are competitive with other financial institutions operating in markets served by the Company. The Company believes that the carrying amounts are reasonable estimates of the fair value of these financial instruments. Such carrying amounts, comprised principally of unamortized fee income, are included in other liabilities and totaled $7,630,000 and $4,911,000 at December 31, 1998 and 1997, respectively.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

        SFAS No. 107 requires that the estimated fair value ascribed to noninterest-bearing deposits, savings deposits and NOW accounts be established at carrying value because of the customers' ability to withdraw funds immediately. Additionally, time deposit accounts are required to be revalued based upon prevailing market interest rates for similar maturity instruments.

        The following summarizes the results of these calculations:


                                            Carrying      Calculated
                                              Value        Estimate
                                              -----        --------
                                                (in thousands)
December 31, 1998
Noninterest-bearing deposits               $2,066,814      2,066,814
Savings deposits and NOW accounts           5,339,985      5,339,985
Time deposits                               7,027,083      7,091,792
Deposits at foreign office                    303,270        303,270
                                           ----------      ---------
                                           ----------      ---------

December 31, 1997
Noninterest-bearing deposits               $1,458,241      1,458,241
Savings deposits and NOW accounts           3,691,492      3,691,492
Time deposits                               5,762,497      5,792,345
Deposits at foreign office                    250,928        250,928
                                           ----------      ---------
                                           ----------      ---------



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

        As more fully described in note 17, the Company had entered into interest rate swap agreements for purposes of managing the Company's exposure to changing interest rates. The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive or pay to terminate such swaps. The following table includes information about the estimated fair value of interest rate swaps entered into for interest rate risk management purposes:



                                                 Gross                 Gross                 Estimated
                          Notional             Unrealized            Unrealized            Fair Value -
                           Amount                Gains                 Losses                  Gain
                           ------                -----                 ------                  ----
                                                         (in thousands)
December 31
1998                     $2,812,009                35,640              (12,650)                 22,990
1997                      2,719,579                22,060               (5,623)                 16,437
                          ---------                ------               ------                  ------
                          ---------                ------               ------                  ------



        As described in note 17, the Company also uses certain derivative financial instruments as part of its trading activities. Interest rate contracts entered into for trading purposes had notional values and estimated fair value gains of $436 million and $723,000, respectively, at December 31, 1998 and notional values and estimated fair value losses of $1.4 billion and $24,000, respectively, at December 31, 1997. The Company also entered into

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

foreign exchange and other option and futures contracts totaling approximately $2.0 billion and $2.1 billion at December 31, 1998 and 1997, respectively. Such contracts were valued at gains of $3,868,000 at December 31, 1998 and losses of $38,000 at December 31, 1997. All trading account assets and liabilities are recorded in the consolidated balance sheet at estimated fair value.

        Due to the near maturity of other money-market assets and short-term borrowings, the Company estimates that the carrying value of such instruments approximates estimated fair value. The carrying value and estimated fair value of long-term borrowings were $1,567,543,000 and $1,613,040,000, respectively, at December 31, 1998 and $427,819,000 and $453,113,000, respectively, at December 31, 1997.

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

19. COMMITMENTS AND CONTINGENCIES

In the normal course of business, various commitments and contingent liabilities are outstanding, such as commitments to extend credit guarantees and "standby" letters of credit (approximately $410,357,000 and $193,838,000 at December 31, 1998 and 1997, respectively) which are not reflected in the consolidated financial statements. No material losses are expected as a result of these transactions. Additionally, the Company had outstanding loan commitments of approximately $3.5 billion and $2.9 billion at December 31, 1998 and 1997, respectively. Because many loan commitments and almost all credit guarantees and "standby" letters of credit expire without being funded in whole or part, the contract amounts are not estimates of future cash flows. Commitments to sell one-to-four family residential mortgage loans totaled $695,444,000 at December 31, 1998 and $266,145,000 at December 31, 1997.

        M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability, if any, arising out of litigation pending against M&T or its subsidiaries will be material to the Company's consolidated financial position, but at the present time is not in a position to determine whether such litigation will have a material adverse effect on the Company's consolidated results of operations in any future reporting period.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED




20. REVOLVING CREDIT AGREEMENT OF M&T

M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $25,000,000 at its discretion through November 23, 1999. The agreement provides for a facility fee assessed on the entire amount of the commitment (whether or not utilized) ranging from .08% to .187% depending on the credit rating of the subordinated notes of M&T Bank. A usage fee equal to
 .10% per annum is assessed whenever the balance of outstanding loans exceeds 50% of the commitment amount during any quarter. Under the revolving credit agreement, M&T may borrow at either a variable rate based upon the higher of the Federal funds rate plus 1/2 of 1% or the lender's prime rate, or a fixed rate based upon a premium over LIBOR ranging from .15% to .30% depending on the credit rating of the subordinated notes of M&T Bank. At December 31, 1998 and 1997 there were no outstanding balances under such agreement.

21. SEGMENT INFORMATION

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach focuses on internal financial information that is used by management to assess performance and to make operating decisions. SFAS No. 131 also requires disclosures about products, services, geographic areas, and major customers. The adoption of SFAS No. 131 had no affect on the Company's results of operations or financial position.

        The Company's reportable segments have been determined based upon the Company's internal profitability reporting system, which is organized by strategic business units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking.

        The financial information of the Company's segments has been compiled utilizing the accounting policies described in note 1 with certain exceptions. The more significant of these exceptions are described herein. The Company allocates interest income or interest expense using a methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities) with income based on the maturity, prepayment and/or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the "All Other" category. The provision for possible credit losses is allocated to segments in an amount based largely on actual net charge-offs incurred by the segment during the period plus or minus an amount necessary to adjust the segment's allowance for possible credit losses due to changes in loan balances. In contrast, the level of the consolidated provision for possible credit losses is determined using the methodologies described in note 1 to assess the overall adequacy of the allowance for possible credit losses. Indirect fixed and variable expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expenses and bankwide expense accruals (including amortization of goodwill and core deposit intangible) are generally not allocated to segments. Income taxes are allocated to segments

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



21. SEGMENT INFORMATION, CONTINUED

based on the Company's marginal statutory tax rate adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).

        The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Information about the Company's segments is presented in the accompanying table.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS



21. SEGMENT INFORMATION, CONTINUED


                                                                                       Residential
                                             Commercial  Commercial     Discretionary   Mortgage     Retail       All
In Thousands, Except Total Assets              Banking   Real Estate    Portfolio         Banking     Banking     Other     Total

---------------------------------------     ----------- ------------   --------------- ------------  ---------- ---------- --------
FOR THE YEAR ENDED
DECEMBER 31, 1998

Net interest income (a)                      $139,053     103,033        40,611           23,797     338,664     19,133   664,291

Noninterest income (b)                         21,195      10,454        20,726          111,283      80,237     26,700   270,595
---------------------------------------      --------    --------      --------        ---------   ---------   --------  --------
                                              160,248     113,487        61,337          135,080     418,901     45,833   934,886

Provision for credit losses                     2,964       1,243         2,330               (3)     19,557     17,109    43,200

Amortization of goodwill
 and core deposit
 intangible                                         -           -             -              810           -     33,677    34,487

Depreciation and other
  amortization                                    467         352            97           21,400      11,007     11,759    45,082

Other noninterest expense (b)                  42,100      12,336        17,477           84,237     219,050    111,354   486,554
---------------------------------------      --------    --------      --------        ---------   ---------   --------  --------

Income (loss) before taxes                    114,717      99,556        41,433           28,636     169,287   (128,066)  325,563

Income tax expense (benefit)(b)                47,276      42,240         9,749            9,089      69,142    (59,907)  117,589
---------------------------------------      --------    --------      --------        ---------   ---------   --------  --------

Net income (loss)(b)                         $ 67,441      57,316        31,684           19,547     100,145    (68,159)  207,974
---------------------------------------      --------    --------      --------        ---------   ---------   --------  --------
                                             --------    --------      --------        ---------   ---------   --------  --------

Average total
 assets (in millions)                        $  3,653       3,527         6,025              581       3,781        742    18,309
---------------------------------------      --------    --------      --------        ---------   ---------   --------  --------
                                             --------    --------      --------        ---------   ---------   --------  --------
Capital expenditures (in millions)           $      -           -             -                1           7          9        17
                                             --------    --------      --------        ---------   ---------   --------  --------
                                             --------    --------      --------        ---------   ---------   --------  --------

FOR THE YEAR ENDED
DECEMBER 31, 1997

Net interest income (a)                      $112,460      99,736        43,898           17,847     279,800      3,127   556,868

Noninterest income                             16,397       5,107         3,824           76,837      64,906     25,996   193,067

---------------------------------------      ---------    --------     ---------      -----------  ---------   --------  --------
                                              128,857     104,843        47,722           94,684     344,706     29,123   749,935

Provision for credit losses                       549         116         2,939              (19)     35,866      6,549    46,000

Amortization of goodwill
 and core deposit
 intangible                                         -           -             -              810           -      6,481     7,291

Depreciation and other
  amortization                                    410         407           107           16,357       7,231     10,599    35,111

Other noninterest expense                      35,443      12,158        15,355           62,069     190,002     64,347   379,374
---------------------------------------    -----------   ---------    ----------      -----------  ----------  ---------  --------

Income (loss) before taxes                     92,455      92,162        29,321           15,467     111,607    (58,853)  282,159

Income tax expense (benefit)                   38,194      39,204        10,856            4,453      45,876    (32,665)  105,918
---------------------------------------    -----------   ---------    ----------      -----------  ----------  ---------  --------

Net income (loss)                          $   54,261      52,958        18,465           11,014      65,731    (26,188)  176,241
---------------------------------------    ----------    --------     ---------      -----------  ----------   --------  --------
                                           ----------    --------     ---------      -----------  ----------   --------  --------

Average total
 assets (in millions)                      $    2,777       3,151         3,883              360       3,066         72    13,309
---------------------------------------    -----------   ---------    ----------      -----------  ----------  ---------  --------
                                           -----------   ---------    ----------      -----------  ----------  ---------  --------
Capital expenditures (in millions)         $         -           -             -                1           5          7        13
                                           -----------   ---------    ----------      -----------  ----------  ---------  --------
                                           -----------   ---------    ----------      -----------  ----------  ---------  --------


                      M&T BANK CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


21. SEGMENT INFORMATION, CONTINUED


                                                                                     Residential
                                       Commercial     Commercial     Discretionary    Mortgage     Retail      All
In thousands, except total assets        Banking      Real Estate     Portfolio       Banking     Banking      Other       Total
-----------------------------------  ---------------- -------------- --------------  ----------- --------- ----------- ------------
For the year ended
December 31, 1996

Net interest income (a)                $100,864         96,262         51,491          14,438      263,989      3,980      531,024

Noninterest income                       14,701          5,177            958          66,666       59,491     23,255      170,248
-----------------------------------    --------       --------       --------        --------     --------   --------     --------
                                        115,565        101,439         52,449          81,104      323,480     27,235      701,272

Provision for credit losses               4,287           (104)         2,062              16       32,968      4,096       43,325

Amortization of goodwill
 and core deposit
 intangible                                   -              -              -             826            -      5,466        6,292

Depreciation and other
  amortization                              356            290            107          12,240        6,310     10,663       29,966

Other noninterest expense                33,890         12,098         15,876          57,914      190,911     62,031      372,720
-----------------------------------    --------       --------       --------        --------     --------   --------     --------

Income (loss) before taxes               77,032         89,155         34,404          10,108       93,291    (55,021)     248,969

Income tax expense (benefit)             32,663         37,794         15,203           2,281       40,204    (30,279)      97,866
-----------------------------------    --------       --------       --------        --------     --------   --------     --------

Net income (loss)                      $ 44,369         51,361         19,201           7,827       53,087    (24,742)     151,103
-----------------------------------    --------       --------       --------        --------     --------   --------     --------
                                       --------       --------       --------        --------     --------   --------     --------

Average total
 assets (in millions)                  $  2,445          2,904          3,978             361        2,872        (81)      12,479
-----------------------------------    --------       --------     ----------        --------     --------   --------     --------
                                       --------       --------     ----------        --------     --------   --------     --------

Capital expenditures (in millions) $        -          -              -                     1            7         12           20
                                       --------       --------     ----------        --------     --------   --------     --------
                                       --------       --------     ----------        --------     --------   --------     --------

-----------------------------------------------------------------------------------------------------------------------------------


(a) Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company's internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The taxable-equivalent adjustment aggregated $7,186,000 in 1998, $5,840,000 in 1997 and $4,487,000 in 1996 and is eliminated in
     "All Other" net interest income and income tax expense (benefit).

(b) Including the impact in 1998 on the "All Other" category of the contribution of appreciated investment securities described in note 15 and nonrecurring merger-related expenses described in note 2.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



21. SEGMENT INFORMATION, CONTINUED

        The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, largely within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swaps related thereto; and offshore branch deposits. This segment also provides services to commercial customers and consumers which include foreign exchange, securities trading and municipal bond underwriting and sales. The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to banking subsidiaries of M&T. Residential mortgage loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of consumer and small business services through several delivery channels which include traditional and "in-store" banking offices, automated teller machines, telephone banking and personal computer banking. The "All Other" category includes other operating activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No.131, the difference between the provision for possible credit losses and the calculated provision allocated to the reportable segments, goodwill and core deposit intangible resulting from acquisitions of financial institutions, the net impact of the Company's internal funds transfer pricing methodology, eliminations of transactions between reportable segments, certain nonrecurring transactions, the residual effects of unallocated support systems and general and administrative expenses, and the impact of interest rate risk management strategies. The amount of intersegment activity eliminated in arriving at consolidated totals was included in the "All Other" category as follows:


                                       Year ended December 31,
In Thousands                        1998        1997        1996
------------                        ----        ----        ----
Revenues                         $(52,137)    (31,023)    (26,420)

Expenses                          (19,916)    (14,302)    (14,857)

Income taxes (benefit)            (13,111)     (6,804)     (4,705)

Net income (loss)                 (19,110)     (9,917)     (6,858)


        The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

22. REGULATORY MATTERS

Payment of dividends by M&T's banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 1998, approximately $318,161,000 was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



22. REGULATORY MATTERS, CONTINUED

        Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

        The banking subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 1998 and 1997, cash and due from banks included a daily average of $158,696,000 and $124,132,000, respectively, for such purpose.

        Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under the capital adequacy guidelines, the so-called "Tier 1 capital" and "Total capital" as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum "leverage" ratio of "Tier 1 capital" to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 1998, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements.

        As of December 31, 1998 and 1997, the most recent notifications from federal regulators categorized each of M&T's banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively. Management is unaware of any conditions or events since the latest notifications from federal regulators that have changed the capital adequacy category of M&T's banking subsidiaries.

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



22. REGULATORY MATTERS, CONTINUED

        The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 1998 and 1997 are presented below:


                                             M&T           M&T          M&T
                                       (Consolidated)      Bank       Bank, N.A.
                                       --------------      ----       ----------
                                                  (dollars in thousands)
As of December 31, 1998:
TIER 1 CAPITAL
  Amount                                 $1,372,333     1,292,611        46,089
  Ratio(a)                                     8.40%         8.07%        14.54%
  Minimum required amount(b)                653,408       640,897        12,680

TOTAL CAPITAL
  Amount                                  1,725,020     1,639,940        51,499
  Ratio(a)                                    10.56%        10.24%        16.25%
  Minimum required amount(b)              1,306,816     1,281,795        25,360

LEVERAGE
  Amount                                  1,372,333     1,292,611        46,089
  Ratio(c)                                     7.02%         6.80%         7.81%
  Minimum required amount(b)                586,468       570,226        17,704

As of December 31, 1997:
TIER 1 CAPITAL
  Amount                                 $1,250,330     1,000,963        50,771
  Ratio(a)                                    10.69%         8.81%        14.73%
  Minimum required amount(b)                467,942       454,353        13,787

TOTAL CAPITAL
  Amount                                  1,558,147     1,304,528        55,084
  Ratio(a)                                    13.32%        11.48%        15.98%
  Minimum required amount(b)                935,884       908,705        27,574

LEVERAGE
  Amount                                  1,250,330     1,000,963        50,771
  Ratio(c)                                     9.09%         7.63%         7.11%
  Minimum required amount(b)                412,649       393,602        21,429



(a) The ratio of capital to risk-weighted assets, as defined by regulation
(b) Minimum amount of capital to be considered adequately capitalized, as defined by regulation.
(c) The ratio of capital to average assets, as defined by regulation.

                 M&T BANK CORPORATION AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS, CONTINUED

23. PARENT COMPANY FINANCIAL STATEMENTS SEE OTHER NOTES TO FINANCIAL STATEMENTS.


CONDENSED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                  December 31
Dollars in thousands                                                        1998            1997
------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------
Cash
     In subsidiary bank                                             $      4,583           1,015
     Other                                                                    20              19
------------------------------------------------------------------------------------------------
            Total cash                                                     4,603           1,034
Due from subsidiaries
     Money-market assets                                                   4,335         172,237
     Current income tax receivable                                         4,757          12,927
------------------------------------------------------------------------------------------------
            Total due from subsidiaries                                    9,092         185,164
Investments in subsidiaries
     Banks and bank holding company                                    1,830,222       1,071,258
     Other                                                                 7,734           7,736
Other assets                                                              14,817          34,887
------------------------------------------------------------------------------------------------
            Total assets                                            $  1,866,468       1,300,079
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
LIABILITIES
------------------------------------------------------------------------------------------------
Accrued expenses and other liabilities                                     6,369          12,080
Long-term borrowings                                                     257,733         257,733
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
            Total liabilities                                            264,102         269,813
------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                                   1,602,366       1,030,266
------------------------------------------------------------------------------------------------
            Total Liabilities and stockholders' equity              $  1,866,468       1,300,079
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------



CONDENSED STATEMENT OF INCOME
--------------------------------------------------------------------------------

                                                                        Year ended December 31
Dollars in thousands, except per share                             1998          1997          1996
---------------------------------------------------------------------------------------------------
INCOME
---------------------------------------------------------------------------------------------------
Dividends from bank and bank holding
     company subsidiaries                               $       121,500           192       116,038
Other income                                                     20,222         8,558           933
---------------------------------------------------------------------------------------------------
     Total income                                               141,722         8,750       116,971
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
EXPENSE
---------------------------------------------------------------------------------------------------
Interest on short-term borrowings                                     -             -           242
Interest on long-term borrowings                                 21,516        16,762             -
Other expense                                                    27,168         2,710         1,968
---------------------------------------------------------------------------------------------------
     Total expense                                               48,684        19,472         2,210
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Income (loss) before income taxes and equity in
     undistributed income of subsidiaries                        93,038       (10,722)      114,761
Income tax credits                                               17,541         4,496           552
---------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
     INCOME OF SUBSIDIARIES                                     110,579        (6,226)      115,313
---------------------------------------------------------------------------------------------------
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES
---------------------------------------------------------------------------------------------------
Net income
     Banks and bank holding company subsidiaries                218,895       182,659       151,724
     Other subsidiaries                                               -             -           104
Less:  dividends received                                      (121,500)         (192)     (116,038)
---------------------------------------------------------------------------------------------------
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                   97,395       182,467        35,790
---------------------------------------------------------------------------------------------------
Net income                                              $       207,974       176,241       151,103
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
     BASIC                                              $         27.30         26.60         22.54
     DILUTED                                            $         26.16         25.26         21.08

                         M&T BANK CORPORATION AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS, CONTINUED

23.  PARENT COMPANY FINANCIAL STATEMENTS, CONTINUED

CONDENSED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                Year ended December 31
Dollars in thousands                                                          1998         1997                   1996
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
----------------------------------------------------------------------------------------------------------------------
Net income                                                        $        207,974           176,241           151,103
Adjustments to reconcile net income to net cash
     provided by operating activities
         Equity in undistributed income of subsidiaries                    (97,395)         (182,467)          (35,790)
         Dividend-in-kind from subsidiary                                        -               (83)           (1,538)
         Provision for deferred income taxes                                   793               810              (153)
         Net change in accrued income and expense                            3,558              (327)              530
         Transfer of noncash assets to charitable foundation                 9,272                 -                 -
----------------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by operating activities                  124,202            (5,826)          114,152
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
----------------------------------------------------------------------------------------------------------------------
Investment in subsidiary                                                   (60,000)          (19,734)           (7,000)
Other, net                                                                    (808)             (767)              (39)
----------------------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                             (60,808)          (20,501)           (7,039)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------------------------
Proceeds from issuance of junior subordinated debt
     to subsidiaries                                                             -           257,733                 -
Purchases of treasury stock                                               (231,779)          (67,771)          (80,810)
Dividends paid - common                                                    (28,977)          (21,207)          (18,617)
Dividends paid - preferred                                                       -                 -              (900)
Other, net                                                                  33,029            12,334             4,329
----------------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by financing activities                 (227,727)          181,089           (95,998)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              $       (164,333)          154,762            11,115
Cash and cash equivalents at beginning of year                             173,271            18,509             7,394
Cash and cash equivalents at end of year                          $          8,938           173,271            18,509
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
----------------------------------------------------------------------------------------------------------------------
Interest received during the year                                 $          2,496             4,743               686
Interest paid during the year                                               21,516            10,550               242
Income taxes received during the year                                       40,208             2,027               507

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. The term in office of Wilfred J. Larson as a director of the Registrant will end on April 20, 1999, and he will not be a nominee for reelection to the Board of Directors at the 1999 Annual Meeting of Stockholders.

               The identification of the Registrant's directors is incorporated by reference to the caption "NOMINEES FOR DIRECTOR" contained in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 11, 1999. The identification of the Registrant's executive officers is presented under the caption "Executive Officers of the Registrant" contained in Part I of this Annual Report on Form 10-K.

               Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant's directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant's common stock, is incorporated by reference to the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders which was filed with the Securities and Exchange Commission on March 11, 1999.

Item 11. EXECUTIVE COMPENSATION. Incorporated by reference to the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 11, 1999.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Incorporated by reference to the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 11, 1999.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Incorporated by reference to the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 11, 1999.

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

     (b)            Reports on Form 8-K.

                    On December 17, 1998, the Registrant filed a Current Report on Form 8-K dated December 9, 1998, reporting on its December 9, 1998 public announcement that the Registrant would acquire FNB Rochester Corp.

     (c)            Exhibits required by Item 601 of Regulation S-K.

                    The exhibits listed on the Exhibit Index on pages 114 through 116 of this Annual Report on Form 10-K have been previously filed, are filed herewith or are incorporated herein by reference to other filings.

     (d)            Additional financial statement schedules.

                    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 1999.

                                           M&T BANK CORPORATION



                                           By: /s/ Robert G. Wilmers
                                               ---------------------------------
                                           Robert G. Wilmers
                                           President and
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                                Title                                    Date
---------                                   ---------------------------------                --------------

Principal Executive
Officer:



/s/ Robert G. Wilmers                       President and
------------------------------              Chief Executive Officer                          March 12, 1999
Robert G. Wilmers



Principal Financial
Officer:


/s/ Michael P. Pinto                        Executive Vice President
-------------------------------             and Chief Financial Officer                       March 12, 1999
Michael P. Pinto




Principal Accounting
Officer:


/s/ Michael R. Spychala                     Senior Vice President
--------------------------------            and Controller                                    March 12, 1999
Michael R. Spychala

A majority of the board of directors:



/s/ William F. Allyn                                                 March 12, 1999
--------------------------------------------                      -------------------
William F. Allyn


/s/ Brent D. Baird                                                   March 12, 1999
--------------------------------------------                      -------------------
Brent D. Baird


/s/ John H. Benisch                                                  March 12, 1999
--------------------------------------------                      -------------------
John H. Benisch


/s/ Robert J. Bennett                                                March 12, 1999
--------------------------------------------                      -------------------
Robert J. Bennett


/s/ C. Angela Bontempo                                               March 12, 1999
--------------------------------------------                      -------------------
C. Angela Bontempo


/s/ Robert T. Brady                                                  March 12, 1999
--------------------------------------------                      -------------------
Robert T. Brady


/s/ Patrick J. Callan                                                March 12, 1999
--------------------------------------------                      -------------------
Patrick J. Callan


/s/ Richard E. Garman                                                March 12, 1999
--------------------------------------------                      -------------------
Richard E. Garman


/s/ James V. Glynn                                                   March 12, 1999
--------------------------------------------                      -------------------
James V. Glynn


--------------------------------------------                      -------------------
Roy M. Goodman


/s/ Patrick W.E. Hodgson                                             March 12, 1999
--------------------------------------------                      -------------------
Patrick W.E. Hodgson


--------------------------------------------                      -------------------
Samuel T. Hubbard, Jr.


/s/ Russell A. King                                                  March 12, 1999
--------------------------------------------                      -------------------
Russell A. King


/s/ Lambros J. Lambros                                               March 12, 1999
--------------------------------------------                      -------------------
Lambros J. Lambros


/s/ Wilfred J. Larson                                                March 12, 1999
--------------------------------------------                      -------------------
Wilfred J. Larson






/s/ Reginald B. Newman, II                                           March 12, 1999
--------------------------------------------                      -------------------
Reginald B. Newman, II


/s/ Peter J. O'Donnell, Jr.                                          March 12, 1999
--------------------------------------------                      -------------------
Peter J. O'Donnell, Jr.


/s/ Jorge G. Pereira                                                 March 12, 1999
--------------------------------------------                      -------------------
Jorge G. Pereira


/s/ Robert E. Sadler, Jr.                                            March 12, 1999
--------------------------------------------                      -------------------
Robert E. Sadler, Jr.


/s/ John L. Vensel                                                   March 12, 1999
--------------------------------------------                      -------------------
John L. Vensel


/s/ Herbert L. Washington                                            March 12, 1999
--------------------------------------------                      -------------------
Herbert L. Washington


/s/ John L. Wehle, Jr.                                               March 12, 1999
--------------------------------------------                      -------------------
John L. Wehle, Jr.


/s/ Robert G. Wilmers                                                March 12, 1999
--------------------------------------------                      -------------------
Robert G. Wilmers


                                         EXHIBIT INDEX

    2.1               Agreement and Plan of Reorganization dated as of December
                      9, 1998, by and among M&T Bank Corporation, Olympia
                      Financial Corp. and FNB Rochester Corp. Incorporated by reference to Exhibit No. 99.1 to the Form 8-K dated
                      December 9, 1998 (File No. 1-9861).

                      2.2 Stock Option Agreement dated as of December 9, 1998 by and between M&T Bank Corporation and FNB Rochester
                      Corp. Incorporated by reference to Exhibit No. 99.2 to the Form 8-K dated December 9, 1998 (File No. 1-9861).

    2.3               Form of Voting Agreement between the directors of FNB
                      Rochester Corp. and M&T Bank Corporation, dated as of
                      December 9, 1998. Incorporated by reference to Exhibit No.
                      99.3 to the Form 8-K dated December 9, 1998 (File No.
                      1-9861).

    3.1               Restated Certificate of Incorporation of M&T Bank
                      Corporation dated May 29, 1998. Incorporated by reference to Exhibit No. 3.1 to the Form 10-Q for the quarter ended
                      June 30, 1998 (File No. 1-9861).

    3.2               Bylaws of M&T Bank Corporation as last amended on February
                      16, 1999. Filed herewith.

    4.1 Instruments defining the rights of security holders, including indentures. Incorporated by reference to Exhibit
                      Nos. 3.1, 3.2, 10.1, 10.2 and 10.3 hereof.

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

   10.2               First Amendment, dated November 24, 1998 to the Revolving
                      Credit Agreement, dated November 24, 1995, between M&T
                      Bank Corporation, formerly known as First Empire State
                      Corporation, and BankBoston, N.A., formerly known as The
                      First National Bank of Boston. Filed herewith.

   10.3 M&T Bank Corporation 1983 Stock Option Plan as amended and restated. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 1998 (File No.
                      1-9861).

   10.4               M&T Bank Corporation Annual Executive Incentive Plan.
                      Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No.
                      1-9861).

                      Supplemental Deferred Compensation Agreements between
                      Manufacturers and Traders Trust Company and:

   10.5               Robert E. Sadler, Jr. dated as of March 7, 1985.
                      Incorporated by reference to Exhibit No. (10)(d)(A) to the Form 10-K for the year ended December 31, 1984 (File No.
                      0-4561);

   10.6 Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit No. 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).

   10.7               Supplemental Deferred Compensation Agreement, dated July
                      17, 1989, between The East New York Savings Bank and
                      Atwood Collins, III. Incorporated by reference to Exhibit
                      No. 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).

   10.8 M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit No.
                      10.7 to the Form 10-Q for the quarter ended June 30, 1998
                      (File No. 1-9861).

   10.9               M&T Bank Corporation Supplemental Retirement Savings Plan.
                      Incorporated by reference to Exhibit No. 10.8 to the Form
                      10-Q for the quarter ended June 30, 1998 (File No. 1-9861).

   10.10 M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.9 to the Form 10-Q for the quarter ended June 30, 1998 (File
                      No. 1-9861).

   10.11 M&T Bank Corporation Directors' Stock Plan, as amended and restated. Filed herewith.

   10.12              Restated 1987 Stock Option and Appreciation Rights Plan of
                      ONBANCorp, Inc.  Incorporated by reference to Exhibit
                      10.11 to the Form 10-Q for the quarter ended June 30, 1998
                      (File No. 1-9861).





   10.13              Amended Franklin First Financial Corp. 1998 Stock
                      Incentive Plan.  Incorporated by reference to Exhibit
                      10.13 to the Form 10-Q for the quarter ended June 30, 1998
                      (File No. 1-9861).

   10.14              Employment Agreement, dated April 1, 1998, between M&T
                      Bank Corporation and Robert J. Bennett. Incorporated by reference to Exhibit 10.14 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).

   10.15 SERP Assumption Agreement, dated as of January 15, 1993, between Robert J. Bennett and ONBANCorp, Inc. Incorporated by reference to Exhibit 10.15 to the Form 10-Q for the quarter ended June 30, 1998 (File No.
                      1-9861).

   11.1               Statement re: Computation of Earnings Per Common Share.
                      Incorporated by reference to note 13 of Notes to Financial
                      Statements filed herewith in Part II, Item 8, "Financial
                      Statements and Supplementary Data."

   21.1 Subsidiaries of the Registrant. Incorporated by reference to the caption "Subsidiaries" contained in Part I, Item
                      1 hereof.

   23.1               Consent of PricewaterhouseCoopers LLP re: Registration
                      Statement Nos. 33-32044 and 333-16077.  Filed herewith.

   23.2               Consent of PricewaterhouseCoopers LLP re: Registration
                      Statement Nos. 33-12207, 33-58500, 33-63917, 333-43171,
                      333-43175 and 333-63985.  Filed herewith.

   27.1               Article 9 Financial Data Schedule for the year ended
                      December 31, 1998.  Filed herewith.
