Form 10-Q
period 1999-03-31
M&T BANK CORP
filed 1999-05-14
CIK 36270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




[x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-9861



                              M&T BANK CORPORATION
             (Exact name of registrant as specified in its charter)




           New York                                              16-0968385
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



            One M & T Plaza
           Buffalo, New York                                        14203
(Address of principal executive offices)                          (Zip Code)


                                 (716) 842-5445
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on May 5, 1999: 7,742,931 shares.

                              M&T BANK CORPORATION

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT                         PAGE

Part I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements.

             CONSOLIDATED BALANCE SHEET -
             March 31, 1999 and December 31, 1998                            3

             CONSOLIDATED STATEMENT OF INCOME -
             Three months ended March 31, 1999 and 1998                      4

             CONSOLIDATED STATEMENT OF CASH FLOWS -
             Three months ended March 31, 1999 and 1998                      5

             CONSOLIDATED STATEMENT OF CHANGES IN
             STOCKHOLDERS' EQUITY - Three months ended
             March 31, 1999 and 1998                                         6

             CONSOLIDATED SUMMARY OF CHANGES IN
             ALLOWANCE FOR POSSIBLE CREDIT LOSSES -
             Three months ended March 31, 1999 and 1998                      6

             NOTES TO FINANCIAL STATEMENTS                                   7

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations.                                                    13

    Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk.                                             30


Part II. OTHER INFORMATION                                                  30

    Item 1.  Legal Proceedings.                                             30

    Item 2.  Changes in Securities and Use of Proceeds.                     30

    Item 3.  Defaults Upon Senior Securities.                               30

    Item 4.  Submission of Matters to a Vote of Security
             Holders.                                                       30

    Item 5.  Other Information.                                             31

    Item 6.  Exhibits and Reports on Form 8-K.                              31

SIGNATURES                                                                  32

EXHIBIT INDEX                                                               33

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

---------------------------------------------------------------------------------------------------------------------------
                                             M&T BANK CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET (Unaudited)

                                                                                             March 31,         December 31,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE                                                         1999               1998
---------------------------------------------------------------------------------------------------------------------------
Assets                Cash and due from banks                                              $    403,333            493,792
                      Money-market assets
                           Interest-bearing deposits at banks                                       635                674
                           Federal funds sold and agreements to resell securities               402,926            229,066
                           Trading account                                                      472,986            173,122
---------------------------------------------------------------------------------------------------------------------------
                               Total money-market assets                                        876,547            402,862
---------------------------------------------------------------------------------------------------------------------------
                      Investment securities
                           Available for sale (cost: $1,889,153 at March 31, 1999;
                               $2,578,940 at December 31, 1998)                               1,890,160          2,583,740
                           Held to maturity (market value: $84,714 at March 31, 1999;
                               $87,365 at December 31, 1998)                                     84,813             87,282
                           Other (market value:  $113,292 at March 31, 1999;
                               $114,542 at December 31, 1998)                                   113,292            114,542
---------------------------------------------------------------------------------------------------------------------------
                               Total investment securities                                    2,088,265          2,785,564
---------------------------------------------------------------------------------------------------------------------------
                      Loans and leases                                                       16,015,526         16,005,701
                           Unearned discount                                                   (202,642)          (214,171)
                           Allowance for possible credit losses                                (306,739)          (306,347)
---------------------------------------------------------------------------------------------------------------------------
                               Loans and leases, net                                         15,506,145         15,485,183
---------------------------------------------------------------------------------------------------------------------------
                      Premises and equipment                                                    159,222            162,842
                      Goodwill and core deposit intangible                                      534,482            546,036
                      Accrued interest and other assets                                         716,851            707,612
---------------------------------------------------------------------------------------------------------------------------
                               Total assets                                                $ 20,284,845         20,583,891
===========================================================================================================================

Liabilities           Noninterest-bearing                                                  $  1,866,413          2,066,814
                      NOW accounts                                                              485,102            509,307
                      Savings deposits                                                        4,819,862          4,830,678
                      Time deposits                                                           7,045,848          7,027,083
                      Deposits at foreign office                                                258,720            303,270
---------------------------------------------------------------------------------------------------------------------------
                               Total deposits                                                14,475,945         14,737,152
---------------------------------------------------------------------------------------------------------------------------
                      Federal funds purchased and agreements
                           to repurchase securities                                           1,345,971          1,746,078
                      Other short-term borrowings                                               373,546            483,898
                      Accrued interest and other liabilities                                    705,433            446,854
                      Long-term borrowings                                                    1,716,704          1,567,543
---------------------------------------------------------------------------------------------------------------------------
                               Total liabilities                                             18,617,599         18,981,525
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity  Preferred stock, $1 par, 1,000,000 shares authorized,
                           none outstanding                                                        --                 --
                      Common stock, $5 par, 15,000,000 shares authorized,
                           8,101,539 shares issued                                               40,508             40,508
                      Common stock issuable, 8,638 shares at March 31, 1999;
                           8,028 shares at December 31, 1998                                      4,050              3,752
                      Additional paid-in capital                                                470,250            480,014
                      Retained earnings                                                       1,330,244          1,271,071
                      Accumulated other comprehensive income, net                                   620              2,869
                      Treasury stock - common, at cost - 367,751 shares at
                           March 31, 1999; 403,769 shares at December 31, 1998                 (178,426)          (195,848)
---------------------------------------------------------------------------------------------------------------------------
                               Total stockholders' equity                                     1,667,246          1,602,366
---------------------------------------------------------------------------------------------------------------------------
                               Total liabilities and stockholders' equity                  $ 20,284,845         20,583,891
===========================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                                              M&T BANK CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------



CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                                                                       Three months ended March 31
IN THOUSANDS, EXCEPT PER SHARE                                                                           1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------
Interest income         Loans and leases, including fees                                      $       314,973              250,697
                        Money-market assets
                            Deposits at banks                                                               7                    6
                            Federal funds sold and agreements
                                 to resell securities                                                   3,823                1,722
                            Trading account                                                             1,245                  138
                        Investment securities
                            Fully taxable                                                              34,374               23,630
                            Exempt from federal taxes                                                   2,123                1,572
                        -----------------------------------------------------------------------------------------------------------
                                 Total interest income                                                356,545              277,765
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense        NOW accounts                                                                    1,280                  955
                        Savings deposits                                                               28,810               22,607
                        Time deposits                                                                  90,892               80,634
                        Deposits at foreign office                                                      3,429                3,239
                        Short-term borrowings                                                          25,735               18,597
                        Long-term borrowings                                                           25,092                8,553
                        -----------------------------------------------------------------------------------------------------------
                                 Total interest expense                                               175,238              134,585
                        -----------------------------------------------------------------------------------------------------------
                        NET INTEREST INCOME                                                           181,307              143,180
                        Provision for possible credit losses                                            8,500               12,000
                        -----------------------------------------------------------------------------------------------------------
                        Net interest income after provision
                            for possible credit losses                                                172,807              131,180
-----------------------------------------------------------------------------------------------------------------------------------
Other income            Mortgage banking revenues                                                      21,474               13,870
                        Service charges on deposit accounts                                            15,868               11,234
                        Trust income                                                                   10,326                9,485
                        Merchant discount and other credit card fees                                    1,700                4,238
                        Trading account and foreign exchange gains                                      1,169                1,779
                        Gain on sales of bank investment securities                                       220                    -
                        Other revenues from operations                                                 21,959               28,287
                        -----------------------------------------------------------------------------------------------------------
                                 Total other income                                                    72,716               68,893
-----------------------------------------------------------------------------------------------------------------------------------
Other expense           Salaries and employee benefits                                                 68,437               58,333
                        Equipment and net occupancy                                                    18,024               13,479
                        Printing, postage and supplies                                                  4,110                3,570
                        Amortization of goodwill and core deposit intangible                           10,852                1,825
                        Other costs of operations                                                      38,043               56,666
                        -----------------------------------------------------------------------------------------------------------
                                 Total other expense                                                  139,466              133,873
                        -----------------------------------------------------------------------------------------------------------
                        Income before income taxes                                                    106,057               66,200
                        Income taxes                                                                   39,151               17,245
                        -----------------------------------------------------------------------------------------------------------
                        NET INCOME                                                            $        66,906               48,955
===================================================================================================================================
                        Net income per common share
                            Basic                                                                       $8.65                $7.34
                            Diluted                                                                      8.34                 7.01

                        Cash dividends per common share                                                  1.00                  .80

                        Average common shares outstanding
                            Basic                                                                       7,731                6,666
                            Diluted                                                                     8,023                6,981

---------------------------------------------------------------------------------------------------------------------------
                                            M&T BANK CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                                Three months ended March 31
IN THOUSANDS                                                                                     1999               1998
---------------------------------------------------------------------------------------------------------------------------
Cash flows from           Net income                                                         $   66,906             48,955
operating activities      Adjustments to reconcile net income to net cash
                               provided by operating activities
                                   Provision for possible credit losses                           8,500             12,000
                                   Depreciation and amortization of premises
                                       and equipment                                              7,028              5,369
                                   Amortization of capitalized servicing rights                   4,923              4,264
                                   Amortization of goodwill and core deposit intangible          10,852              1,825
                                   Provision for deferred income taxes                             (721)            (4,050)
                                   Asset write-downs                                                519                173
                                   Net gain on sales of assets                                     (123)                63
                                   Net change in accrued interest receivable, payable            (4,079)            11,079
                                   Net change in other accrued income and expense               (75,041)           (36,604)
                                   Net change in loans held for sale                            121,134           (120,046)
                                   Net change in trading account assets and liabilities          40,175             (5,815)
                          -------------------------------------------------------------------------------------------------
                                   Net cash provided (used) by operating activities             180,073            (82,787)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from           Proceeds from sales of investment securities
investing activities           Available for sale                                                24,789
                               Other                                                              1,250
                          Proceeds from maturities of investment securities
                               Available for sale                                               725,457            168,317
                               Held to maturity                                                   7,360             10,070
                          Purchases of investment securities
                               Available for sale                                               (62,819)               (44)
                               Held to maturity                                                  (4,990)            (4,572)
                          Net (increase) decrease in interest-bearing
                               deposits at banks                                                     39               (295)
                          Additions to capitalized servicing rights                              (4,707)            (3,038)
                          Net increase in loans and leases                                     (151,217)          (423,205)
                          Capital expenditures, net                                              (3,383)            (3,225)
                          Other, net                                                             (2,829)             6,782
                          -------------------------------------------------------------------------------------------------
                               Net cash provided (used) by operating activities                 528,950           (249,210)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from           Net decrease in deposits                                             (260,947)           (78,543)
financing activities      Net increase (decrease) in short-term borrowings                     (510,397)           674,446
                          Proceeds from long-term borrowings                                    153,152
                          Payments on long-term borrowings                                       (3,737)              (423)
                          Purchases of treasury stock                                              (115)           (16,585)
                          Dividends paid - common                                                (7,725)            (5,332)
                          Other, net                                                              4,147             11,318
                          -------------------------------------------------------------------------------------------------
                               Net cash provided (used) by financing activities                (625,622)           584,881
                          -------------------------------------------------------------------------------------------------
                          Net increase in cash and cash equivalents                        $     83,401            252,884
                          Cash and cash equivalents at beginning of period                      722,858            386,892
                          Cash and cash equivalents at end of period                       $    806,259            639,776
==========================================================================================================================
Supplemental              Interest received during the period                              $    354,885            278,879
disclosure of cash        Interest paid during the period                                       177,236            126,508
flow information          Income taxes paid during the period                                   101,663             56,566
==========================================================================================================================
Supplemental schedule of
noncash investing and     Real estate acquired in settlement of loans                      $      2,647              1,303
financing activities
==========================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                M&T BANK CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                                               Common  Additional                    other
                                         Preferred   Common     stock     paid-in   Retained  comprehensive  Treasury
DOLLARS IN THOUSANDS, EXCEPT PER SHARE       stock    stock  issuable     capital   earnings    income, net     stock        Total
------------------------------------------------------------------------------------------------------------------------------------
1998
Balance - January 1, 1998                 $      -   40,487         -     103,233  1,092,106         12,016  (217,576)  $1,030,266
Comprehensive income:
    Net income                                   -        -         -           -     48,955              -         -       48,955
    Other comprehensive income,
        net of tax:
        Unrealized losses on investment
             securities, net of
             reclassification adjustment         -        -         -           -          -         (7,189)        -       (7,189)
                                                                                                                        ----------
                                                                                                                            41,766
Purchases of treasury stock                      -        -         -           -          -              -   (16,585)     (16,585)
Stock-based compensation plans:
    Exercise of stock options                    -        -         -       4,033          -              -    10,756       14,789
    Directors' stock plan                        -        -         -          47          -              -        22           69
    Deferred bonus plan, net, including
        dividend equivalents                     -        -     3,876           5         (7)             -         2        3,876
Common stock cash dividends -
    $.80 per share                               -        -         -           -     (5,332)             -         -       (5,332)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31,1998                   $      -   40,487     3,876     107,318  1,135,722          4,827  (223,381)  $1,068,849
------------------------------------------------------------------------------------------------------------------------------------
1999
Balance - January 1, 1999                 $      -   40,508     3,752     480,014  1,271,071          2,869  (195,848)  $1,602,366
Comprehensive income:
    Net income                                   -        -         -           -     66,906              -         -       66,906
    Other comprehensive income,
        net of tax:
        Unrealized losses on investment
             securities, net of
             reclassification adjustment         -        -         -           -          -         (2,249)        -       (2,249)
                                                                                                                        ----------
                                                                                                                            64,657
Purchases of treasury stock                      -        -         -           -          -              -      (115)        (115)
Stock-based compensation plans:
    Exercise of stock options                    -        -         -      (9,757)         -              -    17,212        7,455
    Directors' stock plan                        -        -         -           4          -              -        61           65
    Deferred bonus plan, net, including
        dividend equivalents                     -        -       298         (11)        (8)             -       264          543
Common stock cash dividends -
    $1.00 per share                              -        -         -           -     (7,725)             -         -       (7,725)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31,1999                   $      -   40,508     4,050     470,250  1,330,244            620  (178,426)  $1,667,246
====================================================================================================================================


CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (Unaudited)


-----------------------------------------------------------------------------------------
                                                             Three months ended March 31
DOLLARS IN THOUSANDS                                           1999                 1998
-----------------------------------------------------------------------------------------
Beginning balance                                          $306,347              274,656
Provision for possible credit losses                          8,500               12,000
Net charge-offs
    Charge-offs                                             (12,956)             (12,286)
    Recoveries                                                4,848                4,357
-----------------------------------------------------------------------------------------
        Total net charge-offs                                (8,108)              (7,929)
-----------------------------------------------------------------------------------------
Ending balance                                             $306,739              278,727
-----------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of M&T Bank Corporation ("M&T") and subsidiaries ("the Company") were compiled in accordance with the accounting policies set forth in note 1 of Notes to Financial Statements included in the Company's 1998 Annual Report, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature. Certain reclassifications have been made to the 1998 financial statements to conform with the current year presentation.

2.  EARNINGS PER SHARE

The computations of basic earnings per share follow:

                                                           Three months ended
                                                                March 31
                                                         1999              1998
                                                         ----              ----
                                                     (in thousands, except per share)
Income available to common stockholders:

     Net income                                         $66,906           48,955

Weighted-average shares
 outstanding (including common
  stock issuable)                                         7,731            6,666

Basic earnings per share                                $  8.65             7.34


The computations of diluted earnings per share follow:

                                                           Three months ended
                                                                March 31
                                                         1999              1998
                                                         ----              ----
                                                     (in thousands, except per share)
Income available to common
 stockholders                                            $66,906          48,955
Weighted-average shares
 outstanding (including common
  stock issuable)                                          7,731           6,666
Plus: incremental shares from
 assumed conversions of
 stock options                                               292             315
                                                         -------          ------
Adjusted weighted-average shares
 outstanding                                               8,023           6,981

Diluted earnings per share                               $  8.34            7.01

3.  COMPREHENSIVE INCOME

The following table displays the components of other comprehensive income:

                                            Three months ended March 31, 1999
                                            ---------------------------------

                                       Before-tax        Income
                                         amount           taxes           Net
                                         ------           -----           ---
Unrealized losses
on investment securities:
   Unrealized holding
    losses during period                $(3,573)         (1,454)         (2,119)
   Less: reclassification
    adjustment for gains
    realized in net income                  220              90             130
                                        -------          ------          ------
   Net unrealized losses                $(3,793)         (1,544)         (2,249)
                                        =======          ======          ======


                                            Three months ended March 31, 1998
                                            ---------------------------------

                                       Before-tax        Income
                                         amount           taxes           Net
                                         ------           -----           ---
Unrealized losses
on investment securities:
   Unrealized holding
    losses during period(a)              $(12,063)        (4,874)        (7,189)
   Less: reclassification
    adjustment for gains
    realized in net income                   --             --             --
                                         --------         ------         ------
   Net unrealized losses                 $(12,063)        (4,874)        (7,189)
                                         ========         ======         ======


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

Acquired assets, loans and deposits of ONBANCorp on April 1, 1998 totaled approximately $5.5 billion, $3.0 billion and $3.8 billion, respectively. The transaction was accounted for as a purchase and, accordingly, operations acquired from ONBANCorp have been included in the Company's financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $501 million of goodwill and $61 million of core deposit intangible. The goodwill is being amortized on a straight-line basis over twenty years and the core deposit intangible is being amortized on an accelerated basis over ten years. The Company incurred expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the Company of approximately $21.3 million ($14.0 million net of applicable income taxes) during 1998, including approximately $1.6 million ($1.0 million net of applicable income taxes) during the three month period ended March 31, 1998.

On December 9, 1998, M&T entered into a definitive agreement with FNB Rochester Corp.("FNB"), a bank holding company headquartered in Rochester, New York, providing for a merger between the two companies. FNB had total assets of $590 million as of March 31, 1999. The merger, which will be accounted for as a purchase, has been approved by the boards of directors of each company, as well as the applicable regulators, and is subject to certain conditions, including approval of FNB's stockholders. If approved by FNB stockholders, it is anticipated that the merger will take place on or about June 1, 1999. Under the terms of the merger agreement, stockholders of FNB may elect to receive .06766 of a share of M&T common stock (and cash in lieu of any fractional share) or $33.00 in cash for each outstanding share of FNB common stock. Subject to certain adjustments set forth in the merger agreements, 50% of the 3,625,806 shares of FNB common stock outstanding on December 9, 1998 will be exchanged for shares of M&T common stock and the remaining shares will be converted for cash. The elections of FNB's stockholders will be subject to allocation and proration if either portion of the merger consideration is oversubscribed. At March 31, 1999, FNB had 3,819,522 shares of common stock issued and outstanding.

6. BORROWINGS

In January 1997, First Empire Capital Trust I ("Trust I"), a Delaware business trust organized by the Company on January 17, 1997, issued $150 million of 8.234% preferred capital securities. In June 1997, First Empire Capital Trust II ("Trust II"), a Delaware business trust organized by the Company on May 30, 1997, issued $100 million of 8.277% preferred capital securities. As a result of the ONBANCorp acquisition, the Company assumed responsibility for similar preferred capital securities previously issued by a special-purpose entity formed by ONBANCorp. In February 1997, OnBank Capital Trust I ("OnBank Trust I" and, together with Trust I and Trust II, the "Trusts"), a Delaware business trust organized by ONBANCorp on January 24, 1997, issued $60 million of 9.25% preferred capital securities. Including the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of ONBANCorp, the preferred capital securities of OnBank Trust I had a financial statement carrying value of approximately $69 million at March 31, 1999 and December 31, 1998.

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

7. SEGMENT INFORMATION

In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." In accordance with the provision of SFAS No. 131, reportable segments have been determined based upon the Company's internal profitability reporting system, which is organized by strategic business units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking.

The financial information of the Company's segments was compiled utilizing the accounting policies described in note 21 to the Company's consolidated financial statements as of and for the year ended December 31, 1998. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Information about the Company's segments is presented in the following table.

                                      Three months ended                     Average
                                        March 31, 1999                     total assets
                             ----------------------------------       ------------------------
                                            Inter-        Net
                               Total       segment       income       March 31,   December 31,
                             Revenues(a)   revenues      (loss)         1999         1998
                             -----------   --------      ------       ---------   ------------
                                        (in thousands)                    (in millions)
Commercial Banking           $ 45,454          124        20,736       $ 4,118       3,653

Commercial Real Estate         28,641          268        14,394         3,862       3,527

Discretionary Portfolio        16,703         --           8,844         6,823       6,025

Residential Mortgage
 Banking                       37,568        9,569         6,980           659         581

Retail Banking                105,412        1,941        24,544         4,023       3,781

All Other                      20,245      (11,902)       (8,592)          813         742
                             --------      -------       -------       -------      ------

Total                        $254,023         --          66,906       $20,298      18,309
                             ========      =======       =======       =======      ======

                                      Three months ended                     Average
                                        March 31, 1998                     total assets
                             ----------------------------------       ------------------------
                                            Inter-        Net
                               Total       segment       income       March 31,   December 31,
                             Revenues(a)   revenues      (loss)         1998         1997
                             -----------   --------      ------       ---------   ------------
                                        (in thousands)                    (in millions)
Commercial Banking           $ 31,130          122        13,344       $ 2,735       2,777

Commercial Real Estate         29,932          286        15,801         3,608       3,151

Discretionary Portfolio        11,542         --           5,369         4,016       3,883

Residential Mortgage
 Banking                       28,001        8,614         4,146           450         360

Retail Banking                 84,820        1,599        19,180         3,014       3,066

All Other                      26,648      (10,621)       (8,885)          232          72
                             --------      -------       -------       -------      ------

Total                        $212,073         --          48,955       $14,055      13,309
                             ========      =======       =======       =======      ======

(a) Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company's internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The taxable-equivalent adjustment aggregated $1,825,000 and $1,541,000 for the three-month periods ended March 31, 1999 and 1998, respectively, and is eliminated in "All Other" total revenues. Total revenues in "All Other" for the three months ended March 31, 1998 include the impact of the contribution of appreciated investment securities described in note 4. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

M&T Bank Corporation ("M&T") earned $66.9 million or $8.34 of diluted earnings per common share in the first quarter of 1999, increases of 37% and 19%, respectively, from the first quarter of 1998 when net income was $49.0 million or $7.01 of diluted earnings per common share. Net income was $57.8 million or $7.14 of diluted earnings per common share in the fourth quarter of 1998. Basic earnings per common share rose 18% to $8.65 in the recent quarter from $7.34 in the first quarter of 1998 and 16% from $7.44 earned in 1998's fourth quarter. The annualized rate of return on average total assets for M&T and its consolidated subsidiaries ("the Company") in the first quarter of 1999 was 1.34%, compared with 1.41% in the year-earlier quarter and 1.14% in 1998's last quarter. The annualized return on average common stockholders' equity was 16.56% in the initial 1999 quarter, compared with 18.86% and 14.20% in the first and fourth quarters of 1998, respectively.

         On April 1, 1998, M&T acquired ONBANCorp, Inc. ("ONBANCorp"), a bank holding company headquartered in Syracuse, New York. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operations acquired from ONBANCorp have been included in the Company's financial results since the acquisition date. ONBANCorp's stockholders received $266.3 million in cash and 1,429,998 shares of M&T common stock in exchange for ONBANCorp shares outstanding at the time of acquisition. In connection with the acquisition, the Company acquired approximately $5.5 billion of assets, including approximately $3 billion of loans, $1.6 billion of investment securities and $563 million of goodwill and core deposit intangible. Liabilities assumed in the acquisition totaled approximately $4.6 billion, including approximately $3.8 billion of deposits.

         As previously announced, on December 9, 1998, M&T entered into a definitive agreement with FNB Rochester Corp.("FNB"), a bank holding company headquartered in Rochester, New York, providing for a merger between the two companies. FNB had total assets of $590 million as of March 31, 1999 and is the parent company of First National Bank of Rochester, which has 18 offices in western and central New York State. Under the terms of the merger agreement, stockholders of FNB may elect to receive .06766 of a share of M&T common stock (and cash in lieu of any fractional share) or $33.00 in cash for each outstanding share of FNB common stock. Subject to certain adjustments set forth in the merger agreements, 50% of the 3,625,806 shares of FNB common stock outstanding on December 9, 1998 will be exchanged for shares of M&T common stock and the remaining shares will be converted for cash. The elections of FNB's stockholders will be subject to allocation and proration if either portion of the merger consideration is oversubscribed. The merger, which will be accounted for as a purchase, has received the approval of the boards of directors of each company as well as the applicable regulatory authorities, and is subject to certain conditions, including approval of FNB's stockholders. Subject to approval by FNB's stockholders, it is anticipated that the merger will take place on or about June 1, 1999.


CASH OPERATING RESULTS

As a result of the acquisition of ONBANCorp on April 1, 1998 and, to a significantly lesser extent, acquisitions of other entities in prior years, M&T had recorded as assets at March 31, 1999 goodwill and core deposit intangible totaling $534 million. Since the amortization of goodwill and core deposit intangible does not result in a cash expense, M&T believes that reporting its operating results on a "cash" (or "tangible") basis (which excludes the after-tax effect of amortization of goodwill and core deposit intangible and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein do not exclude the effect of other non-cash operating expenses such as depreciation, provision for possible credit losses, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis data for the first quarter of 1998 does, however, exclude the after-tax impact of $1.0 million ($1.6 million pre-tax), or $.14 per share, of nonrecurring merger-related expenses associated with the acquisition of ONBANCorp.

         Cash net income rose 48% to $76.3 million in the recent quarter from $51.4 million in the first quarter of 1998. Diluted cash earnings per share for the first quarter of 1999 were $9.51, up 29% from $7.37 in the year-earlier quarter. Cash net income and diluted cash earnings per share were $67.3 million and $8.31, respectively, in the fourth quarter of 1998.

         Cash return on average tangible assets was an annualized 1.57% in the recent quarter, compared with 1.49% in the first quarter of 1998 and 1.36% in the fourth quarter of 1998. Cash return on average tangible common equity rose to an annualized 27.66% in the first quarter of 1999, compared with 20.13% in the year-earlier quarter and 24.57% in the last 1998 quarter. Including the effect of merger-related expenses, the annualized cash return on average tangible assets for the three month period ended March 31, 1998 was 1.46% and the annualized cash return on average tangible common stockholders' equity was 19.76%.

TAXABLE-EQUIVALENT NET INTEREST INCOME

Net interest income expressed on a taxable-equivalent basis was $183.1 million in the first quarter of 1999, up $38.4 million or 27% from $144.7 million in the year-earlier quarter and $6.0 million or 3% from $177.1 million earned in the fourth quarter of 1998. Growth in average loans and leases was the most significant factor contributing to the improvement in net interest income from the initial quarter of 1998. Average loans and leases increased $4.2 billion, or 36%, to $15.8 billion in the first quarter of 1999 from $11.6 billion in the year-earlier quarter. The leading factor for the higher loan balances compared with 1998 was the $3.0 billion of loans obtained on April 1, 1998 from the ONBANCorp acquisition, including approximately $450 million of commercial loans, $380 million of commercial real estate loans, $1.2 billion of residential mortgage loans and $930 million of consumer loans. Partially offsetting the ONBANCorp-related increases in average loans and leases was the impact of the July 1998 sale of M&T's retail credit card business. Average credit card balances for the first quarter of 1998 totaled $246 million. Average loans and leases in the recent quarter were $372 million, or 2%, higher than the fourth quarter of 1998. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions
                                                     Percent increase
                                                     (decrease) from
                                     1st Qtr.      1st Qtr.    4th Qtr.
                                       1999          1998        1998
                                     --------      --------    --------

Commercial, financial, etc.          $ 3,179         33%          5%
Real estate - commercial               5,533         23           5
Real estate - consumer                 4,158         66           -
Consumer
   Automobile                          1,458         59          (1)
   Home equity                           739         13          (1)
   Credit cards                           11        (96)         (1)
   Other                                 683         79           1
                                     -------         --          --
    Total consumer                     2,891         32           -
                                     -------         --          --
          Total                      $15,761         36%          2%
                                     =======         ==          ==

         Investment securities averaged $2.5 billion in the recent quarter, up from $1.6 billion in the first quarter of 1998. Holdings of investment securities averaged $2.6 billion in the fourth quarter of 1998. The investment securities portfolio is largely comprised of mortgage-backed securities, collateralized mortgage obligations, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall risk profile as well as the adequacy of expected returns relative to prepayment and other risks assumed. The Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security.

         Money-market assets averaged $406 million in 1999's first quarter, compared with $141 million in the year-earlier quarter and $395 million in the fourth quarter of 1998. In general, the size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

         As a result of the changes described above, average earning assets totaled $18.7 billion in the first quarter of 1999, an increase of $5.3 billion, or 40%, from $13.4 billion in the comparable 1998 quarter. Average earning assets in the recent quarter were up 1% from $18.4 billion in the fourth quarter of 1998.

         Core deposits represent the most significant source of funding to the Company and generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits consist of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000. The Company's branch network is the principal source of core deposits. Core deposits also include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association ("M&T Bank, N.A."), a wholly owned bank subsidiary of M&T. Core deposits obtained on April 1, 1998 in conjunction with the acquisition of ONBANCorp totaled approximately $2.8 billion. Average core deposits increased to $11.4 billion in the first quarter of 1999, from $8.4 billion in the year-earlier quarter. Core deposits averaged $11.5 billion in the final quarter of 1998. The accompanying table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS
Dollars in millions
                                                     Percent increase
                                                     (decrease) from
                                     1st Qtr.      1st Qtr.    4th Qtr.
                                       1999          1998       1998
                                     --------      --------    --------

NOW accounts                         $   399         48%          2%
Savings deposits                       4,881         42           1
Time deposits less than $100,000       4,295         26          (4)
Noninterest-bearing deposits           1,865         47           1
                                     -------         --          --
    Total                            $11,440         36%         (1)%
                                     =======         ==          ==

         In addition to core deposits, the Company obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company's offshore branch office, and brokered certificates of deposit. Brokered deposits are used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $1.3 billion during the recent quarter, equal to both the comparable 1998 period and the fourth quarter of 1998. At March 31, 1999, brokered deposits totaled $1.3 billion and had a weighted average remaining term to maturity of 1.7 years. Certain of the deposits have provisions that allow early redemption. In connection with the Company's management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of the brokered deposits. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

         The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Banks ("FHLB") and others as sources of funding. Short-term borrowings averaged $2.1 billion in the recent quarter and in the fourth quarter of 1998, compared with $1.4 billion in the first quarter of 1998. Long-term borrowings averaged $1.6 billion and $428 million in the first quarter of 1999 and 1998, respectively, and $1.3 billion in the fourth quarter of 1998. Included in average long-term borrowings during the recent quarter were $1.1 billion of FHLB borrowings, compared with $2 million in the year-earlier quarter and $832 million in the fourth quarter of 1998. Long-term borrowings also included $319 million of trust preferred securities and $175 million of subordinated capital notes. Further information regarding the trust preferred securities is provided in note 6 of Notes to Financial Statements.

         Net interest income is impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as well as changes in interest rates and spreads. The yield on earning assets decreased 69 basis points (hundredths of one percent) to 7.79% in the first quarter of 1999 from 8.48% in the year-earlier quarter. Lower yielding assets acquired in the ONBANCorp transaction, the impact of the sale of the Company's retail credit card business in July 1998 and competitive pressure on interest rates charged for newly originated loans, particularly commercial loans and commercial real estate loans, contributed to the decline in yield from the first quarter of 1998. The rate paid on interest-bearing liabilities in the recent quarter was 4.33%, compared with 4.75% in the corresponding 1998 quarter. Lower rates on deposit products largely contributed to the decline. As a result of the changes noted above, net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.46% in the first quarter of 1999, compared with 3.73% in the corresponding 1998 quarter. The net interest spread was 3.27% in the fourth quarter of 1998 when the yield on earning assets was 7.77% and the rate paid on interest-bearing liabilities was 4.50%. The improvement in the net interest spread from the fourth quarter of 1998 was due in part to lower interest rates on deposit products following actions by the Federal Reserve late in 1998 and a general steepening of the yield curve, which favorably contributed to the interest rate spread earned from lending activities.

         Net interest-free funds, consisting largely of noninterest-bearing demand deposits and stockholders' equity, contributed .52% to net interest margin, or taxable equivalent net interest income expressed as an annualized percentage of average earning assets, in the first quarter of 1999, compared with .66% in the corresponding 1998 quarter and .55% in the fourth quarter of 1998. Average interest-free funds totaled $2.2 billion in the first quarter of 1999, up from $1.9 billion a year earlier but equal to the final 1998 quarter. The decline in the contribution to net interest margin of net interest-free funds from the first quarter of 1998 was due to a lower proportion of net interest-free funds as a result of the goodwill and core deposit intangible assets recorded in conjunction with the ONBANCorp acquisition, which averaged $531 million during the recent quarter, and the cash surrender value of bank-owned life insurance, which averaged $372 million and $204 million in the first quarter of 1999 and 1998, respectively. Increases in the cash surrender value of bank-owned life insurance are not included in interest income, but rather are recorded in "other revenue from operations." The increases in these two noninterest-earning assets mitigated much of the benefit derived from increases in noninterest-bearing deposits and stockholders' equity resulting from the ONBANCorp transaction. Declines in the average rate paid on interest-bearing liabilities used to impute the value of interest-free funds were also a factor for the lower contribution of such funds to net interest margin.

         Due largely to the changes described above, the Company's net interest margin was 3.98% in 1999's initial quarter, down from 4.39% in the comparable quarter of 1998 but improved from 3.82% in the fourth quarter of 1998.

         The Company, as part of the management of interest rate risk, utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Revenue and expense arising from these agreements are reflected in either the yields earned on assets or, as appropriate, rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements used as part of the Company's management of interest rate risk in effect at March 31, 1999 and 1998 was $2.3 billion and $2.5 billion, respectively. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under the terms of $82 million of swaps, the Company pays a fixed rate of interest and receives a variable rate. At March 31, 1999, the weighted average rates to be received and paid under interest rate swap agreements currently in effect were 6.23% and 5.17%, respectively. As of March 31, 1999, the Company had also entered into forward-starting swaps with an aggregate notional amount of $391 million in which the Company will pay a fixed rate of interest and receive a variable rate. Such forward-starting swaps had no effect on the Company's net interest income through March 31, 1999. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands
                                        Three months ended March 31
                            -------------------------------------------------
                                     1999                         1998
                            -----------------------      --------------------
                              Amount         Rate *        Amount      Rate *
Increase (decrease) in:
      Interest income       $    3,993       .09%               282     .01%
      Interest expense          (4,346)     (.11)            (3,205)   (.11)
                            ----------                   ----------
      Net interest
        income/margin       $    8,339       .18%        $    3,487     .11%
                            ==========       ===         ==========    ====
Average notional
      amount **             $2,338,562                   $2,596,119
                            ==========                   ==========

 * COMPUTED AS AN ANNUALIZED PERCENTAGE OF AVERAGE EARNING ASSETS OR INTEREST-BEARING LIABILITIES.
 **  EXCLUDES FORWARD-STARTING INTEREST RATE SWAPS.

         The Company estimates that as of March 31, 1999 it would have received approximately $24.6 million if all interest rate swap agreements entered into for interest rate risk management purposes had been terminated. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not recorded in the consolidated financial statements.

         As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Accordingly, a critical element in managing a financial institution is ensuring that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating expenses, and to be used for other corporate purposes. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T's banking subsidiaries have access to additional funding sources through membership in the FHLB, as well as other available borrowing facilities. M&T has historically utilized dividend payments from its banking subsidiaries, which are subject to various regulatory limitations, to pay operating expenses, stockholder dividends and treasury stock repurchases. In 1997, the proceeds from the issuance of $250 million of trust preferred securities provided funds to M&T. M&T also maintains a $25 million line of credit with an unaffiliated commercial bank, all of which was available for borrowing at March 31, 1999.

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

         Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company's financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Company to interest rate risk. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and off-balance sheet financial instruments. Management's philosophy toward interest rate risk management is to attempt to limit the variability of net interest income. The balances of both on- and off-balance sheet financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of mortgage-related assets and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analyses of market values of the Company's financial instruments.

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

         The accompanying table as of March 31, 1999 and December 31, 1998 displays the estimated impact on net interest income from non-trading financial instruments resulting from changes in interest rates during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
(dollars in thousands)
                                      Calculated increase (decrease)
                                     in projected net interest income

Changes in Interest Rates          March 31, 1999       December 31, 1998
-------------------------          ---------------     -------------------
+200 basis points                   $    (5,720)            $    (7,668)
+100 basis points                        (2 188)                    335
-100 basis points                         4,943                   5,161
-200 basis points                         5,575                   4,498

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

         The notional amounts of interest rate and foreign currency trading contracts totaled $1.7 billion and $1.6 billion, respectively, at March 31, 1999 and $2.4 billion and $1.8 billion, respectively, at March 31, 1998. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair value of all trading account assets and liabilities were $473 million and $391 million, respectively, at March 31, 1999 and $48 million and $43 million, respectively, at March 31, 1998. Trading account assets and liabilities were $173 million and $51 million, respectively, at December 31, 1998. Included in trading account assets at March 31, 1999 were $348 million of mortgage-backed securities that served as collateral securing certain money-market assets. The obligation to return such collateral was recorded in noninterest-bearing trading account liabilities, which are included in accrued interest and other liabilities in the Company's consolidated balance sheet. Given the Company's policies, limits and positions, management believes that the potential loss exposure to the Company resulting from trading activities was not material as of March 31, 1999 and 1998.


PROVISION FOR POSSIBLE CREDIT LOSSES

The purpose of the provision for possible credit losses is to replenish or build the Company's allowance for possible credit losses to a level that is adequate to absorb losses inherent in the loan and lease portfolio. The provision for possible credit losses in the first quarter of 1999 was $8.5 million, down from $12.0 million in the year-earlier quarter, but higher than the $7.5 million in 1998's fourth quarter. The decrease from the year earlier period was due, in part, to the July 1998 sale of the Company's retail credit card business. Net loan charge-offs totaled $8.1 million in the recent quarter, compared with $7.9 million and $10.7 million in the first and fourth quarters of 1998, respectively. Net charge-offs as an annualized percentage of average loans and leases were .21% in the recent quarter, compared with
 .28% in both the first and fourth quarters of 1998. Net charge-offs of consumer loans in the recent quarter were $5.3 million, compared with $7.8 million in the year-earlier period and $5.9 million in 1998's final quarter. Net consumer loan charge-offs as an annualized percentage of average consumer loans and leases were .75% in the first quarter of 1999, compared with 1.45% in the corresponding quarter of 1998 and .81% in 1998's fourth quarter. Net charge-offs of credit card balances included in net consumer loan charge-offs were $263 thousand and $4.5 million in the first quarter of 1999 and 1998, respectively, and $679 thousand in the last quarter of 1998.

         Nonperforming loans were $115.4 million or .73% of total loans and leases outstanding at March 31, 1999, compared with $70.0 million or .58% a year earlier and $117.0 million or .74% at December 31, 1998. The increase from March 31, 1998 was largely the result of nonperforming loans obtained in the acquisition of ONBANCorp. Nonperforming commercial real estate loans totaled $21.6 million at March 31, 1999, $10.7 million at March 31, 1998 and $17.8 million at December 31, 1998. Nonperforming consumer loans and leases totaled $26.1 million at March 31, 1999, compared with $19.5 million at March 31, 1998 and $25.8 million at December 31, 1998. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .89% at March 31, 1999 and December 31, 1998 compared with .90% at March 31, 1998. The remaining nonperforming loans consisted largely of residential mortgage loans totaling $49 million and $29 million at March 31, 1999 and 1998, respectively, and $48 million at December 31, 1998. Assets acquired in settlement of defaulted loans were $11.1 million at March 31, 1999 and December 31, 1998, and $7.8 million at March 31, 1998.

         A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSETS
Dollars in thousands

                                     1999                          1998 Quarters

                                First Quarter     Fourth        Third        Second        First
                                -------------     ------        -----        ------        -----
Nonaccrual loans                  $ 69,393        70,999        73,778        78,527       40,737
Loans past due
  90 days or more                   37,988        37,784        37,746        41,686       24,449
Renegotiated loans                   8,014         8,262         7,656         7,025        4,819
                                  --------       -------       -------       -------       ------
Total nonperforming loans          115,395       117,045       119,180       127,238       70,005
Real estate and other
  assets owned                      11,052        11,129        11,106        12,211        7,828
                                  --------       -------       -------       -------       ------
Total nonperforming assets        $126,447       128,174       130,286       139,449       77,833
                                  ========       =======       =======       =======       ======

Government guaranteed
  nonperforming loans*            $ 13,368        14,316        13,776        16,062       14,787
                                  ========       =======       =======       =======       ======
Nonperforming loans
  to total loans and leases,
  net of unearned discount             .73%          .74%          .79%          .83%         .58%
Nonperforming assets
  to total net loans and
  leases and real estate
  and other assets owned               .80%          .81%          .86%          .91%         .65%
                                  ========       =======       =======       =======       ======

* INCLUDED IN TOTAL NONPERFORMING LOANS.

      The allowance for possible credit losses was $306.7 million, or 1.94% of total loans and leases at March 31, 1999, compared with $278.7 million or 2.32% a year earlier and $306.3 million or 1.94% at December 31, 1998. The ratio of the allowance for possible credit losses to nonperforming loans was 266% at the most recent quarter-end, compared with 398% a year earlier and 262% at December 31, 1998. The decline in the allowance as a percentage of total loans at March 31, 1999 as compared with a year earlier reflects management's evaluation of the loan and lease portfolio, the July 1998 sale of the retail credit card business, the relatively favorable economic environment for many commercial borrowers, and other factors. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Given the concentration of commercial real estate loans in the Company's loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular, coupled with the amount of commercial and industrial loans to businesses in New York State outside of the New York City metropolitan area and significant growth in recent years in loans to individual consumers, management cautiously evaluated the impact of interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when assessing the adequacy of the Company's allowance for possible credit losses as of March 31, 1999. Based upon the results of such review, management believes that the allowance for possible credit losses at March 31, 1999 was adequate to absorb credit losses from existing loans and leases.


OTHER INCOME

Other income totaled $72.7 million in the first quarter of 1999, up 36% from $53.6 million in the year-earlier quarter, excluding $15.3 million of tax-exempt other income the Company recognized in 1998's first quarter in connection with the contribution of appreciated investment securities with a fair value of $24.6 million to an affiliated, tax-exempt private charitable foundation. Approximately one-half of the increase from the first quarter of 1998 was attributable to revenues related to operations and/or market areas associated with the former ONBANCorp. Other income was $65.0 million in the fourth quarter of 1998.

      Mortgage banking revenues totaled $21.5 million in the recent quarter, compared with $13.9 million in the year-earlier quarter and $16.9 million in the fourth quarter of 1998. Residential mortgage loan servicing fees were $7.0 million in the initial 1999 quarter, compared with $7.2 million a year earlier and $7.1 million in the final quarter of 1998. Gains from sales of residential mortgage loans and loan servicing rights were $13.0 million in the recently completed quarter, compared with $5.9 million in the corresponding 1998 quarter and $8.4 million in 1998's fourth quarter. During the first quarter of 1999 residential mortgage loans originated for sale to other investors totaled $652 million, up from $572 million in 1998's first quarter, but down from $819 million in the fourth 1998 quarter. Mortgage banking revenues in the first quarter of 1999 and the final 1998 quarter reflected a generally favorable interest rate environment for borrowers. Higher interest rates in 1999 would likely have the effect of dampening future mortgage loan origination volume. Residential mortgage loans held for sale totaled $324 million and $309 million at March 31, 1999 and 1998, respectively, and $445 million at December 31, 1998. Residential mortgage loans serviced for others totaled $7.1 billion at March 31, 1999 and $7.3 billion at March 31 and December 31, 1998. Capitalized servicing assets were $62 million at March 31, 1999 and December 31, 1998 and $59 million at March 31, 1998. Loans serviced for others and the related capitalized servicing assets obtained in the ONBANCorp acquisition were $988 million and $16 million, respectively, at April 1, 1998.

         Service charges on deposit accounts were $15.9 million in the first quarter of 1999, up from $11.2 million in the corresponding quarter of the previous year and little changed from $16.0 million in the fourth quarter of 1998. Fees for services provided to customers in the areas formerly served by ONBANCorp contributed approximately three-fourths of the increase from the first quarter of 1998. Trust income was $10.3 million in the first quarter of 1999, compared with $9.5 million in last year's initial quarter and $9.4 million in the fourth quarter of 1998. Merchant discount and credit card fees were $1.7 million in the recent quarter, compared with $4.2 million in the year-earlier period and $1.5 million in the fourth 1998 quarter. The decrease from the first quarter of 1998 was predominately the result of the July 1998 sale of the Company's retail credit card business. Trading account and foreign exchange activity resulted in gains of $1.2 million in the first quarter of 1999, compared with gains of $1.8 million in the first and fourth quarters of 1998. Other revenue from operations totaled $22.0 million in the recent quarter, compared with $13.0 million in the corresponding quarter of 1998 (after excluding the $15.3 million of tax-exempt income related to the first quarter 1998 transfer of securities to the affiliated charitable foundation) and $18.2 million in the final quarter of 1998. The increase from the year-earlier period was due largely to higher revenues of $2.1 million from tax-exempt income earned from the Company's ownership of bank-owned life insurance, $1.5 million from the sale of mutual funds and annuities, and $1.5 million from letter of credit and other credit-related fees, plus a nonrecurring $2.9 million award received in recognition of the Company's community reinvestment activities. The community reinvestment award and higher revenues from the sale of mutual funds and annuities were the leading factors contributing to the increase from the fourth quarter of 1998.


OTHER EXPENSE

Other expense totaled $128.6 million in the initial quarter of 1999, 22% higher than $105.8 million in the year-earlier quarter, but little changed from $127.8 million in the fourth quarter of 1998, after excluding the $24.6 million non-cash charitable contribution expense previously noted and $1.6 million of nonrecurring ONBANCorp merger-related expenses from 1998's first quarter and amortization of goodwill and core deposit intangible from each of the quarters. Such amortization was $10.9 million in the first quarter of 1999, up from $1.8 million in the year-earlier quarter, but equal to 1998's fourth quarter. Expenses related to the acquired operations of ONBANCorp significantly contributed to the higher level of expenses since the first quarter of 1998. However, since all operating systems and support operations of ONBANCorp have been converted to or combined with those of the Company, the Company's operating expenses cannot be precisely divided between or attributed directly to operations acquired from ONBANCorp or the Company as it existed prior to the merger.

         Salaries and employee benefits expense was $68.4 million in the recent quarter, 17% higher than the $58.3 million in the year-earlier quarter and slightly higher than the $67.7 million in the fourth quarter of 1998. Salaries and employee benefits relating to the operations acquired from ONBANCorp largely contributed to the increased expense level in the first 1999 quarter over 1998's first quarter. Other factors contributing to the higher expenses were merit salary increases and higher costs associated with commissions, other incentive-based compensation arrangements and employee benefits. Partially offsetting the impact of these higher expenses were declines in expense associated with stock appreciation rights.

         Excluding the same items noted two paragraphs above, nonpersonnel expense totaled $60.2 million in the recent quarter, compared with $47.5 million in the first quarter of 1998 and $60.1 million in 1998's fourth quarter. The increase from the first quarter of 1998 was largely the result of expenses related to the acquired operations of ONBANCorp. Partially offsetting the ONBANCorp-related increases were declines in credit card-related operating expenses following the July 1998 sale of the retail credit card business. Co-branded credit card rebate and other operating expenses based on card usage were $1.7 million in the first quarter of 1998.


CAPITAL

Stockholders' equity at March 31, 1999 was $1.7 billion or 8.22% of total assets, compared with $1.1 billion or 7.34% of total assets a year earlier and $1.6 billion or 7.78% at December 31, 1998. Stockholders' equity per share was $215.34 at March 31, 1999, up from $160.06 and $207.94 at March 31 and December 31, 1998, respectively. Excluding goodwill and core deposit intangible, net of applicable tax effect, tangible equity per share was $148.95 at March 31, 1999, compared with $157.75 a year earlier and $139.89 at December 31, 1998. To complete the acquisition of ONBANCorp on April 1, 1998, M&T issued 1,429,998 shares of common stock to former holders of ONBANCorp common stock and assumed employee stock options for 61,772 shares of M&T common stock resulting in additions to stockholders' equity of $587.8 million and $19.4 million, respectively.

         Stockholders' equity at March 31, 1999 reflected a gain of $620 thousand, or $.08 per share, for the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with unrealized gains of $4.8 million or $.72 per share at March 31, 1998 and $2.9 million or $.37 per share at December 31, 1998. Such unrealized gains represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

         Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. As of March 31, 1999, core capital included the $319 million carrying value of trust preferred securities. Total capital also included $145 million of subordinated notes issued by M&T Bank in prior years. The capital ratios of the Company and its banking subsidiaries, Manufacturers and Traders Trust Company ("M&T Bank") and M&T Bank, N.A., as of March 31, 1999 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
March 31, 1999


                                  M&T                      M&T                  M&T
                              (Consolidated)               Bank              Bank, N.A.
                              --------------               ----              ----------
Core capital                      8.95%                   8.65%               14.87%
Total capital                    11.12%                  10.83%               16.47%
Leverage                          7.34%                   7.14%                7.38%

         The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders' equity, was 14.65% during the first quarter of 1999, compared with 16.80% and 12.31% in the first and fourth quarters of 1998, respectively.

         During January 1999, M&T acquired 1,581 shares of its common stock for $115 thousand pursuant to, and thereby completing, the repurchase program announced in October 1998. In February 1999, M&T's board of directors authorized another plan to repurchase up to 134,342 additional shares for reissuance upon the possible future exercise of outstanding stock options. As of March 31, 1999, no shares had been repurchased under the latest plan.


YEAR 2000 INITIATIVES

The "Year 2000" problem relates to the ability of computer systems, including those in non-information technology equipment and systems ("Computer Systems"), to distinguish date data between the twentieth and twenty-first centuries. The Company's efforts to resolve the potential impact of the Year 2000 problem are continuing. The risk for the Company is that all of the corrections and testing will not be adequately completed in time for its own Computer Systems and/or for those of other parties doing business with or providing services to the Company.

         Addressing the Year 2000 problem requires that the Company identify, remediate and test its Computer Systems that have date sensitive functions. As part of this process, the Company has identified those of its Computer Systems which, if uncorrected, would have a material adverse impact on the Company's customers, the Company's compliance with applicable regulations, or the Company's financial statements ("Mission Critical Systems"). Management believes that all but two of the Company's Mission Critical Systems are Year 2000 compliant. These two remaining Mission Critical Systems are out-sourced systems. Based on information supplied by the vendors, remediation efforts related to the two systems are largely complete. Management expects the systems to be certified Year 2000 compliant following completion of industry-wide testing during the second quarter of 1999. The Company also expects that its remaining Computer Systems will be Year 2000 compliant before the new millennium.

         The Company could also be adversely affected if its vendors, customers and other parties that supply or rely on data processing systems are not Year 2000 compliant prior to the end of 1999. The Company, therefore, is working with its data processing vendors and providing information to its commercial customers regarding Year 2000 issues. Specifically, lending officers have been trained to address Year 2000 issues with customers, including assessing customer needs for Year 2000 compliance. The Company is also addressing the Year 2000 risks posed by other parties such as its funds providers and capital market/asset management counterparties. Lack of corrective measures by government agencies or service providers which the Company either receives data from or provides data to could also have a negative impact on the Company's operations. Notwithstanding the Company's efforts, a risk remains due to the uncertainty that such parties will be Year 2000 compliant before the new millennium. As a result, it is possible that if all aspects of Year 2000 issues are not adequately resolved by each of the parties referred to above, the Company's future business operations, financial position and results of operations could be adversely impacted. For example, the credit quality of commercial and other loans may be adversely affected by the failure of customers' operating systems resulting from Year 2000 issues. The Company has, however, completed a second survey of its commercial customers and has identified customers considered to have a potentially high Year 2000 business risk. The Company will monitor the Year 2000 status of such customers throughout 1999. The Company continues to evaluate information regarding Year 2000 activities received from significant vendors. Based on information provided to date by these vendors, management believes that such parties are taking steps to address Year 2000 issues on a timely basis.


         Management is closely monitoring the Company's progress regarding Year 2000 issues. The Company has established a Year 2000 Steering Committee consisting of senior members of management to oversee all Year 2000 activities. In conjunction with its assessment of the Company's Year 2000 remediation plans, and the remediation efforts of other parties such as those described in the preceding paragraph, management is in the process of developing appropriate contingency plans to mitigate risks associated with critical Year 2000 issues that could arise during the period leading up to and after January 1, 2000. These contingency plans, which are expected to be complete by the end of the second quarter of 1999, will include business resumption contingency plans.

         Through March 31, 1999, the Company has spent approximately $6.5 million (including approximately $1.2 million during the first three months of 1999) in addressing its potential Year 2000 problems. Management believes that the Company is continuing to devote appropriate financial and human resources to resolve its Year 2000 issues in a timely manner, and currently estimates that it will expend an additional $2.5 to $4.5 million in order to address Year 2000 issues. A majority of the Company's past and future Year 2000 costs relate to internal costs and constitute resources that would otherwise have been reallocated within the Company. Such reallocation has not had a material adverse impact on the Company's financial condition or results of operations, nor is it expected to have a material adverse impact in future periods. Costs associated with Year 2000 issues are recognized in expense as incurred.

         The preceding discussion of Year 2000 initiatives contains forward-looking statements as to Year 2000 issues. See also the discussion of Future Factors under the caption "Forward-Looking Statements," which are incorporated by reference into the preceding discussion.

SEGMENT INFORMATION

The Company's reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products are similar. The reportable segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking.

         The financial information of the Company's segments was compiled utilizing the accounting policies described in note 21 to the Company's consolidated financial statements as of and for the year ended December 31, 1998. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segments are not necessarily comparable with similar information reported by other financial institutions.

         The Commercial Banking segment's earnings rose 55% to $20.7 million in the first quarter of 1999 from $13.3 million in the comparable 1998 quarter. Commercial loans obtained from ONBANCorp and loan growth in most of the markets already served by the Company were the leading factors contributing to the increase. In the initial quarter of 1999, the Commercial Real Estate segment contributed net income of $14.4 million, compared with $15.8 million in the year-earlier period. The decrease in net income was due in part to a higher provision for loan losses of $1.2 million in 1999's first quarter over the corresponding 1998 quarter. Net income contributed by the Discretionary Portfolio segment in the first quarter of 1999 totaled $8.8 million, compared with $5.4 million in the first quarter of 1998. Noninterest income in this segment increased $2.3 million largely due to tax-exempt income earned from increases in the cash surrender value of bank-owned life insurance. In addition, an increase in earning assets, including residential mortgage loans and investment securities obtained in the ONBANCorp acquisition, contributed to an increase in net interest income of $2.9 million. The Residential Mortgage Banking segment had net income of $7.0 million in the initial 1999 quarter, an increase of 68% from $4.1 million in the corresponding 1998 quarter, largely the result of a $7.3 million increase in gains from sales of loans and loan servicing rights. A favorable interest rate environment was the primary factor leading to an increase in loan origination volume and the related increase in net income for this segment. As of March 31, 1999, loans serviced by the Residential Mortgage Banking segment totaled $10.7 billion, including $3.5 billion of loans serviced for the Company, compared with $9.6 billion a year earlier. Retail Banking earned $24.5 million in 1999's first quarter, up 28% from $19.2 million in the year-earlier period. The acquisition of ONBANCorp on April 1, 1998 was the leading factor contributing to the increase.


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

         The Company anticipates that adoption of SFAS No. 133 as of January 1, 2000 could increase the volatility of reported earnings and stockholders' equity and could also result in the modification of certain data processing systems and hedging practices.


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

-------------------------------------------------------------------------------------------------------------------------
                                       M&T BANK CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

QUARTERLY TRENDS
                                                         1999                          1998 Quarters
-------------------------------------------------------------------------------------------------------------------------
                                                     First quarter    Fourth         Third        Second          First
-------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
Interest income (taxable-equivalent basis)             $358,370       360,571       361,921       364,838        279,306
Interest expense                                        175,238       183,424       184,850       184,644        134,585
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                     183,132       177,147       177,071       180,194        144,721
Less: provision for possible credit losses                8,500         7,500        10,500        13,200         12,000
Other income                                             72,716        64,985        63,986        65,075         68,893
Less: other expense                                     139,466       138,756       138,490       155,004        133,873
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                              107,882        95,876        92,067        77,065         67,741
Applicable income taxes                                  39,151        36,064        33,693        30,587         17,245
Taxable-equivalent adjustment                             1,825         1,969         1,897         1,779          1,541
-------------------------------------------------------------------------------------------------------------------------
Net income                                             $ 66,906        57,843        56,477        44,699         48,955
-------------------------------------------------------------------------------------------------------------------------
Per common share data
     Net income
         Basic                                         $   8.65          7.44          7.09          5.55           7.34
         Diluted                                           8.34          7.14          6.81          5.32           7.01
     Cash dividends                                    $   1.00          1.00          1.00          1.00            .80
Average common shares outstanding
     Basic                                                7,731         7,778         7,966         8,051          6,666
     Diluted                                              8,023         8,105         8,288         8,409          6,981
========================================================================================================================
PERFORMANCE RATIOS, ANNUALIZED
Return on
     Average assets                                        1.34%         1.14%         1.15%          .92%          1.41%
     Average common stockholders' equity                  16.56%        14.20%        13.48%        10.77%         18.86%
Net interest margin on average earning assets
     (taxable-equivalent basis)                            3.98%         3.82%         3.93%         4.02%          4.39%
Nonperforming assets to total assets,
     at end of quarter                                      .62%          .62%          .67%          .69%           .53%
========================================================================================================================
CASH (TANGIBLE)OPERATING RESULTS (A)
Net income (in thousands)                              $ 76,333        67,326        67,703        65,445         51,448
Diluted net income per common share                        9.51          8.31          8.17          7.78           7.37
Annualized return on
     Average tangible assets                               1.57%         1.36%         1.42%         1.38%          1.49%
     Average tangible common stockholders' equity         27.66%        24.57%        23.90%        23.50%         20.13%
========================================================================================================================

BALANCE SHEET DATA
DOLLARS IN MILLIONS, EXCEPT PER SHARE
Average balances
     Total assets                                      $ 20,298        20,101        19,455        19,547         14,055
     Earning assets                                      18,664        18,401        17,881        17,992         13,357
     Investment securities                                2,497         2,617         2,533         2,858          1,614
     Loans and leases, net of unearned discount          15,761        15,389        15,124        14,978         11,602
     Deposits                                            14,497        14,617        14,552        14,726         10,988
     Stockholders' equity                                 1,638         1,616         1,662         1,664          1,053
-------------------------------------------------------------------------------------------------------------------------
At end of quarter
     Total assets                                      $ 20,285        20,584        19,478        20,138         14,570
     Earning assets                                      18,730        18,926        17,905        18,419         13,778
     Investment securities                                2,088         2,786         2,446         2,707          1,530
     Loans and leases, net of unearned discount          15,813        15,792        15,163        15,245         12,033
     Deposits                                            14,476        14,737        14,394        14,813         11,085
     Stockholders' equity                                 1,667         1,602         1,649         1,659          1,069
     Equity per common share                             215.34        207.94        209.03        207.18         160.06
     Tangible equity per common share                    148.95        139.89        141.43        139.37         157.75
========================================================================================================================
MARKET PRICE PER COMMON SHARE
     High                                               $   518 3/4       539 1/2       582           554            504
     Low                                                    464           400           410           480            429
     Closing                                                479           518 15/16     461           554            499 7/8
========================================================================================================================

(a) Excludes amortization and balances related to goodwill and core deposit intangible and the 1998 nonrecurring ONBANCorp merger-related expenses, net of applicable income tax effects.

------------------------------------------------------------------------------------------------------------------------------------
                                                 M&T BANK CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------


AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

                                                     1999 First quarter            1998 Fourth quarter       1998 Third quarter
AVERAGE BALANCE IN MILLIONS;                   Average               Average   Average           Average  Average           Average
INTEREST IN THOUSANDS                          balance    Interest     rate    balance  Interest  rate    balance  Interest  rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning assets
Loans and leases, net of unearned discount*
  Commercial, financial, etc                  $  3,179    $  64,028    8.17%    3,034     61,936   8.10%   2,935    61,711   8.34%
  Real estate                                    9,691      191,482    7.90     9,458    189,222   8.00    9,273   191,102   8.24
  Consumer                                       2,891       60,003    8.42     2,897     63,154   8.65    2,916    65,389   8.90
------------------------------------------------------------------------------------------------------------------------------------
    Total loans and leases, net                 15,761      315,513    8.12    15,389    314,312   8.10   15,124   318,202   8.35
------------------------------------------------------------------------------------------------------------------------------------
Money-market assets
  Interest-bearing deposits at banks                 1            6    2.68         2         14   3.80        2        16   3.07
  Federal funds sold and agreements
    to resell securities                           331        3,823    4.68       276      3,690   5.30      119     1,634   5.44
  Trading account                                   74        1,257    6.91       117      2,066   6.99      103     1,797   6.93
------------------------------------------------------------------------------------------------------------------------------------
    Total money-market assets                      406        5,086    5.08       395      5,770   5.80      224     3,447   6.11
------------------------------------------------------------------------------------------------------------------------------------
Investment securities**
  U.S. Treasury and federal agencies             1,112       15,832    5.77     1,398     20,905   5.93    1,561    23,644   6.01
  Obligations of states and
    political subdivisions                          72        1,116    6.30        78      1,217   6.19       85     1,321   6.18
  Other                                          1,313       20,823    6.43     1,141     18,367   6.39      887    15,307   6.84
------------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                  2,497       37,771    6.13     2,617     40,489   6.14    2,533    40,272   6.31
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL EARNING ASSETS                        18,664      358,370    7.79    18,401    360,571   7.77   17,881   361,921   8.03
------------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses              (308)                          (310)                      (311)
Cash and due from banks                            442                            425                        413
Other assets                                     1,500                          1,585                      1,472
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                              $ 20,298                         20,101                     19,455
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits
  NOW accounts                                $    399        1,280    1.30       390      1,379   1.40      344     1,328   1.53
  Savings deposits                               4,881       28,810    2.39     4,828     30,707   2.52    4,709    31,395   2.65
  Time deposits                                  7,049       90,892    5.23     7,216     98,526   5.42    7,414   103,525   5.54
  Deposits at foreign office                       303        3,429    4.59       341      4,208   4.89      293     3,964   5.36
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits             12,632      124,411    3.99    12,775    134,820   4.19   12,760   140,212   4.36
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                            2,138       25,735    4.88     2,055     26,640   5.14    2,069    29,376   5.63
Long-term borrowings                             1,647       25,092    6.18     1,344     21,964   6.48      861    15,262   7.03
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST-BEARING LIABILITIES          16,417      175,238    4.33    16,174    183,424   4.50   15,690   184,850   4.67
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                     1,865                          1,842                      1,792
Other liabilities                                  378                            469                        311
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                           18,660                         18,485                     17,793
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                             1,638                          1,616                      1,662
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity                    $ 20,298                         20,101                     19,455
====================================================================================================================================
Net interest spread                                                    3.46                        3.27                      3.36
Contribution of interest-free funds                                    0.52                        0.55                      0.57
------------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets               $183,132    3.98%             177,147   3.82%           177,071   3.93%
====================================================================================================================================

 *INCLUDES NONACCRUAL LOANS.
**INCLUDES AVAILABLE FOR SALE SECURITIES AT AMORTIZED COST.

------------------------------------------------------------------------------------------------------------------------------
                                          M&T BANK CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------


AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

                                                          1998 Second quarter                     1998 First quarter
AVERAGE BALANCE IN MILLIONS;                     Average                      Average      Average                    Average
INTEREST IN THOUSANDS                            balance        Interest        rate       balance     Interest        rate
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning assets
Loans and leases, net of unearned discount*
     Commercial, financial, etc                $   2,954       $  62,185        8.44%       2,393       $ 49,797         8.44%
     Real estate                                   8,951         185,138        8.27        7,012        150,205         8.57
     Consumer                                      3,073          69,830        9.11        2,197         51,194         9.45
------------------------------------------------------------------------------------------------------------------------------
         Total loans and leases, net              14,978         317,153        8.49       11,602        251,196         8.78
------------------------------------------------------------------------------------------------------------------------------
Money-market assets
     Interest-bearing deposits at banks               37             364        3.93            1              6         2.91
     Federal funds sold and agreements
         to resell securities                         88           1,247        5.70          127          1,722         5.51
     Trading account                                  31             494        6.31           13            169         5.13
------------------------------------------------------------------------------------------------------------------------------
         Total money-market assets                   156           2,105        5.40          141          1,897         5.45
------------------------------------------------------------------------------------------------------------------------------
Investment securities**
     U.S. Treasury and federal agencies            1,816          27,620        6.10        1,013         15,861         6.35
     Obligations of states and
       political subdivisions                         90           1,396        6.25           37            628         6.83
     Other                                           952          16,564        6.98          564          9,724         7.00
------------------------------------------------------------------------------------------------------------------------------
         Total investment securities               2,858          45,580        6.40        1,614         26,213         6.59
------------------------------------------------------------------------------------------------------------------------------
         TOTAL EARNING ASSETS                     17,992         364,838        8.13       13,357        279,306         8.48
------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                (310)                                    (279)
Cash and due from banks                              417                                      321
Other assets                                       1,448                                      656
------------------------------------------------------------------------------------------------------------------------------
         Total assets                          $  19,547                                   14,055
==============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits
     NOW accounts                              $     304           1,189        1.57          270            955         1.44
     Savings deposits                              4,718          30,636        2.60        3,446         22,607         2.66
     Time deposits                                 7,686         105,500        5.51        5,753         80,634         5.68
     Deposits at foreign office                      267           3,562        5.34          247          3,239         5.31
------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits          12,975         140,887        4.36        9,716        107,435         4.48
------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                              2,207          30,969        5.63        1,353         18,597         5.57
Long-term borrowings                                 695          12,788        7.38          428          8,553         8.11
------------------------------------------------------------------------------------------------------------------------------
         TOTAL INTEREST-BEARING LIABILITIES       15,877         184,644        4.66       11,497        134,585         4.75
------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                       1,751                                    1,272
Other liabilities                                    255                                      233
------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                        17,883                                   13,002
------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                               1,664                                    1,053
------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and
            stockholders' equity               $  19,547                                   14,055
==============================================================================================================================
Net interest spread                                                             3.47                                  3.73
Contribution of interest-free funds                                             0.55                                  0.66
------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                   $ 180,194        4.02%                   $144,721         4.39%
==============================================================================================================================

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


Item 2. Changes in Securities and Use of Proceeds.
           (Not applicable.)


Item 3. Defaults Upon Senior Securities.
            (Not applicable.)


Item 4. Submission of Matters to a Vote of Security Holders.

         The 1999 Annual Meeting of Stockholders of M&T was held on April 20, 1999. At the 1999 Annual Meeting, stockholders elected twenty-two (22) directors, all of whom were then serving as directors of M&T, for terms of one
(1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was elected at the 1999 Annual Meeting.

                                                      NUMBER OF VOTES
   NOMINEE                                          FOR           WITHHELD
--------------                                   ---------        --------
William F. Allyn                                 6,964,656          25,690
Brent D. Baird                                   6,968,659          21,687
John H. Benisch                                  6,966,728          23,618
Robert J. Bennett                                6,918,550          71,796
C. Angela Bontempo                               6,964,433          25,913
Robert T. Brady                                  6,547,995         442,351
Patrick J. Callan                                6,968,521          21,825
Richard E. Garman                                6,552,482         437,864
James V. Glynn                                   6,964,609          25,737
Roy M. Goodman                                   6,956,308          34,038
Patrick W.E. Hodgson                             6,968,182          22,164
Samuel T. Hubbard, Jr.                           6,548,032         442,314
Russell A. King                                  6,963,622          26,724
Lambros J. Lambros                               6,552,045         438,301
Reginald B. Newman, II                           6,964,428          25,918
Peter J. O'Donnell, Jr.                          6,964,257          26,089
Jorge G. Pereira                                 6,968,298          22,048
Robert E. Sadler, Jr.                            6,968,352          21,994
John L. Vensel                                   6,846,725         143,621
Herbert L. Washington                            6,529,702         460,644
John L. Wehle, Jr.                               6,963,984          26,362
Robert G. Wilmers                                6,967,972          22,374

At the Annual Meeting, stockholders also approved an amendment to the M&T Bank Corporation 1983 Stock Option Plan ("Stock Option Plan") permitting any employee of the Company to be eligible to receive grants under the Stock Option Plan. The following table presents the tabulation of the votes with respect to the amendment to the Stock Option Plan.

                                             Number of Votes
                          ------------------------------------------------------
                                                                         Broker
                             For           Against       Abstain       Non-Votes
                             ---           -------       -------       ---------
                          6,519,007        420,606        50,733           0


Item 5. Other Information.
            (None.)


Item 6. Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed as a part of this report:

         Exhibit
           NO.

         10.3 M&T Bank Corporation 1983 Stock Option Plan as last amended April 20, 1999. Filed herewith.

         27.1       Financial Data Schedule.  Filed herewith.

         (b) Reports on Form 8-K. M&T did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       M&T BANK CORPORATION


Date: May 14, 1999                     By: /s/ Michael P. Pinto
                                           -------------------------------
                                           Michael P. Pinto
                                           Executive Vice President
                                           and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
  No.
-------

  10.3 M&T Bank Corporation 1983 Stock Option Plan as last amended April 20, 1999. Filed herewith.

  27.1    Financial Data Schedule.  Filed herewith.