Form 10-Q
period 1999-06-30
M&T BANK CORP
filed 1999-08-13
CIK 36270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-9861




                              M&T BANK CORPORATION
             (Exact name of registrant as specified in its charter)




                 New York                                16-0968385
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)




              One M & T Plaza
             Buffalo, New York                              14203
           (Address of principal                         (Zip Code)
            executive offices)


                                 (716) 842-5445
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on August 4, 1999: 7,868,100 shares.

                              M&T BANK CORPORATION

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT                           PAGE

Part I.  FINANCIAL INFORMATION

    Item 1.       Financial Statements.

                  CONSOLIDATED BALANCE SHEET -
                  June 30, 1999 and December 31, 1998                             3

                  CONSOLIDATED STATEMENT OF INCOME -
                  Three and six months ended
                  June 30, 1999 and 1998                                          4

                  CONSOLIDATED STATEMENT OF CASH FLOWS -
                  Six months ended June 30, 1999 and 1998                         5

                  CONSOLIDATED STATEMENT OF CHANGES IN
                  STOCKHOLDERS' EQUITY - Six months ended
                  June 30, 1999 and 1998                                          6

                  CONSOLIDATED SUMMARY OF CHANGES IN
                  ALLOWANCE FOR POSSIBLE CREDIT LOSSES -
                  Six months ended June 30, 1999 and 1998                         6

                  NOTES TO FINANCIAL STATEMENTS                                   7

    Item 2.       Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations.                                                     14

    Item 3.       Quantitative and Qualitative Disclosures
                  About Market Risk.                                              33


Part II. OTHER INFORMATION                                                        33

    Item 1.       Legal Proceedings.                                              33

    Item 2.       Changes in Securities and Use of Proceeds.                      33

    Item 3.       Defaults Upon Senior Securities.                                33

    Item 4.       Submission of Matters to a Vote of Security
                  Holders.                                                        33

    Item 5.       Other Information.                                              33

    Item 6.       Exhibits and Reports on Form 8-K.                               33

SIGNATURES                                                                        34

EXHIBIT INDEX                                                                     35



                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

-------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET (Unaudited)
                                                                                                  June 30,         December 31,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE                                                              1999               1998
-------------------------------------------------------------------------------------------------------------------------------
Assets                   Cash and due from banks                                          $       543,669              493,792
                         Money-market assets
                             Interest-bearing deposits at banks                                     3,276                  674
                             Federal funds sold and agreements to resell securities               418,188              229,066
                             Trading account                                                      453,826              173,122
                         ------------------------------------------------------------------------------------------------------
                                Total money-market assets                                         875,290              402,862
                         ------------------------------------------------------------------------------------------------------
                         Investment securities
                             Available for sale (cost: $1,901,035 at June 30, 1999;
                                $2,578,940 at December 31, 1998)                                1,878,045            2,583,740
                             Held to maturity (market value: $85,985 at June 30, 1999;
                                $87,365 at December 31, 1998)                                      86,561               87,282
                             Other (market value:  $113,022 at June 30, 1999;
                                $114,542 at December 31, 1998)                                    113,022              114,542
                         ------------------------------------------------------------------------------------------------------
                                Total investment securities                                     2,077,628            2,785,564
                         ------------------------------------------------------------------------------------------------------
                         Loans and leases                                                      16,706,052           16,005,701
                             Unearned discount                                                   (193,191)            (214,171)
                             Allowance for possible credit losses                                (314,398)            (306,347)
                         ------------------------------------------------------------------------------------------------------
                                Loans and leases, net                                          16,198,463           15,485,183
                         ------------------------------------------------------------------------------------------------------
                         Premises and equipment                                                   164,891              162,842
                         Goodwill and core deposit intangible                                     620,876              546,036
                         Accrued interest and other assets                                        724,635              707,612
                         ------------------------------------------------------------------------------------------------------
                                Total assets                                              $    21,205,452           20,583,891
-------------------------------------------------------------------------------------------------------------------------------

Liabilities              Noninterest-bearing deposits                                     $     2,191,999            2,066,814
                         NOW accounts                                                             543,245              509,307
                         Savings deposits                                                       4,994,072            4,830,678
                         Time deposits                                                          6,959,070            7,027,083
                         Deposits at foreign office                                               220,566              303,270
                         ------------------------------------------------------------------------------------------------------
                                Total deposits                                                 14,908,952           14,737,152
                         ------------------------------------------------------------------------------------------------------
                         Federal funds purchased and agreements
                             to repurchase securities                                           1,474,297            1,746,078
                         Other short-term borrowings                                              467,203              483,898
                         Accrued interest and other liabilities                                   760,986              446,854
                         Long-term borrowings                                                   1,821,507            1,567,543
                         ------------------------------------------------------------------------------------------------------
                                Total liabilities                                              19,432,945           18,981,525
-------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity     Preferred stock, $1 par, 1,000,000 shares authorized,
                             none outstanding                                                           -                    -
                         Common stock, $5 par, 15,000,000 shares
                             authorized, 8,101,539 shares issued                                   40,508               40,508
                         Common stock issuable - 8,764 shares at June 30, 1999;                     4,112                3,752
                         8,028 shares at December 31,1998
                         Additional paid-in capital                                               463,767              480,014
                         Retained earnings                                                      1,387,403            1,271,071
                         Accumulated other comprehensive income, net                              (13,595)               2,869
                         Treasury stock - common, at cost -
                             225,992 shares at June 30, 1999;
                             403,769 shares at December 31, 1998                                 (109,688)            (195,848)
                         ------------------------------------------------------------------------------------------------------
                                Total stockholders' equity                                      1,772,507            1,602,366
                         ------------------------------------------------------------------------------------------------------
                                Total liabilities and stockholders' equity                $    21,205,452           20,583,891
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------



CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                                           Three months ended June 30   Six months ended June 30
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE                                         1999            1998           1999        1998
---------------------------------------------------------------------------------------------------------------------------------
Interest income   Loans and leases, including fees                     $     321,843         316,642      $  636,816     567,339
                  Money-market assets
                     Deposits at banks                                            48             364              55         370
                     Federal funds sold and agreements
                        to resell securities                                   5,381           1,247           9,204       2,969
                     Trading account                                           1,380             467           2,625         605
                  Investment securities
                     Fully taxable                                            28,512          42,238          62,886      65,868
                     Exempt from federal taxes                                 2,156           2,101           4,279       3,673
                  ---------------------------------------------------------------------------------------------------------------
                        Total interest income                                359,320         363,059         715,865     640,824
---------------------------------------------------------------------------------------------------------------------------------
Interest expense  NOW accounts                                                 1,125           1,189           2,405       2,144
                  Savings deposits                                            29,114          30,636          57,924      53,243
                  Time deposits                                               89,182         105,500         180,074     186,134
                  Deposits at foreign office                                   2,757           3,562           6,186       6,801
                  Short-term borrowings                                       22,768          30,969          48,503      49,566
                  Long-term borrowings                                        26,323          12,788          51,415      21,341
                  ---------------------------------------------------------------------------------------------------------------
                        Total interest expense                               171,269         184,644         346,507     319,229
                  ---------------------------------------------------------------------------------------------------------------
                  NET INTEREST INCOME                                        188,051         178,415         369,358     321,595
                  Provision for possible credit losses                         8,500          13,200          17,000      25,200
                  ---------------------------------------------------------------------------------------------------------------
                  Net interest income after provision
                     for possible credit losses                              179,551         165,215         352,358     296,395
---------------------------------------------------------------------------------------------------------------------------------
Other income      Mortgage banking revenues                                   18,613          18,466          40,087      32,336
                  Service charges on deposit accounts                         16,715          14,180          32,583      25,414
                  Trust income                                                10,275           9,938          20,601      19,423
                  Merchant discount and other credit card fees                 1,803           4,330           3,503       8,568
                  Trading account and foreign exchange gains (losses)         (3,242)            506          (2,073)      2,285
                  Gain on sales of bank investment securities                      0             322             220         322
                  Other revenues from operations                              22,642          17,333          44,601      45,620
                  ---------------------------------------------------------------------------------------------------------------
                        Total other income                                    66,806          65,075         139,522     133,968
---------------------------------------------------------------------------------------------------------------------------------
Other expense     Salaries and employee benefits                              71,378          69,930         139,815     128,263
                  Equipment and net occupancy                                 17,480          17,878          35,504      31,357
                  Printing, postage and supplies                               4,348           5,029           8,458       8,599
                  Amortization of goodwill and core deposit intangible        11,178          10,875          22,030      12,700
                  Other costs of operations                                   41,163          51,292          79,206     107,958
                  ---------------------------------------------------------------------------------------------------------------
                        Total other expense                                  145,547         155,004         285,013     288,877
                  ---------------------------------------------------------------------------------------------------------------
                  Income before income taxes                                 100,810          75,286         206,867     141,486
                  Income taxes                                                35,772          30,587          74,923      47,832
                  ---------------------------------------------------------------------------------------------------------------
                  NET INCOME                                           $      65,038          44,699      $  131,944      93,654
---------------------------------------------------------------------------------------------------------------------------------
                  Net income per common share
                     Basic                                             $        8.35            5.55      $    17.00       12.72
                     Diluted                                                    8.00            5.32           16.33       12.16

                  Cash dividends per common share                               1.00            1.00            2.00        1.80

                  Average common shares outstanding
                     Basic                                                     7,793           8,051           7,762       7,363
                     Diluted                                                   8,132           8,409           8,078       7,699


---------------------------------------------------------------------------------------------------------------------------
                                                 M&T BANK CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                                                                Six months ended June 30
DOLLARS IN THOUSANDS                                                                            1999                1998
----------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net income                                                      $   131,944               93,654
operating activities       Adjustments to reconcile net income to net cash
                              provided by operating activities
                                 Provision for possible credit losses                           17,000               25,200
                                 Depreciation and amortization of premises
                                    and equipment                                               13,963               11,897
                                 Amortization of capitalized servicing rights                    9,857                9,708
                                 Amortization of goodwill and core deposit intangible           22,030               12,700
                                 Provision for deferred income taxes                               935               (6,262)
                                 Asset write-downs                                                 914                3,166
                                 Net gain on sales of assets                                      (280)                (700)
                                 Net change in accrued interest receivable, payable             (4,066)               1,936
                                 Net change in other accrued income and expense                (42,846)              13,250
                                 Net change in loans held for sale                             153,530             (134,486)
                                 Net change in trading account assets and liabilities           95,801             (123,711)
                           -------------------------------------------------------------------------------------------------
                                 Net cash provided (used) by operating activities              398,782              (93,648)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from            Proceeds from sales of investment securities
investing activities          Available for sale                                                24,789              112,890
                              Other                                                              7,154                7,930
                           Proceeds from maturities of investment securities
                              Available for sale                                               882,499              502,169
                              Held to maturity                                                  23,013               28,092
                           Purchases of investment securities
                              Available for sale                                               (93,913)             (35,514)
                              Held to maturity                                                 (16,112)             (18,969)
                              Other                                                             (2,965)             (21,873)
                           Net increase in interest-bearing
                              deposits at banks                                                 (2,602)                  (2)
                           Additions to capitalized servicing rights                            (8,709)              (6,469)
                           Net increase in loans and leases                                   (496,024)            (659,515)
                           Capital expenditures, net                                            (6,874)             (12,954)
                           Acquisitions, net of cash acquired:
                              Banks and bank holding companies                                 (51,423)              20,790
                           Purchases of bank owned life insurance                                    0             (150,000)
                           Other, net                                                           (3,992)               2,511
                           -------------------------------------------------------------------------------------------------
                              Net cash provided (used) by investing activities                 254,841             (230,914)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from            Net decrease in deposits                                           (340,078)            (115,908)
financing activities       Net increase (decrease) in short-term borrowings                   (303,037)             978,727
                           Proceeds from long-term borrowings                                  299,152                    0
                           Payments on long-term borrowings                                    (64,534)              (1,591)
                           Purchases of treasury stock                                            (789)             (74,711)
                           Dividends paid - common                                             (15,595)             (13,345)
                           Other, net                                                           10,257               12,181
                           -------------------------------------------------------------------------------------------------
                              Net cash provided (used) by financing activities                (414,624)             785,353
                           -------------------------------------------------------------------------------------------------
                           Net increase in cash and cash equivalents                       $   238,999              460,791
                           Cash and cash equivalents at beginning of period                    722,858              386,892
                           Cash and cash equivalents at end of period                      $   961,857              847,683
----------------------------------------------------------------------------------------------------------------------------
Supplemental               Interest received during the period                             $   718,860              636,669
disclosure of cash         Interest paid during the period                                     354,094              317,942
flow information           Income taxes paid during the period                                 112,794               47,233
----------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of   Real estate acquired in settlement of loans                     $     4,470                3,387
noncash investing and      Acquisition of banks and bank holding companies:
financing activities          Common stock issued                                               58,746              587,819
                              Fair value of:
                                 Assets acquired (noncash)                                     650,841            5,206,168
                                 Liabilities assumed                                           616,928            4,619,715
                                 Stock options                                                       0               19,424
---------------------------------------------------------------------------------------------------------------------------



   ----------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
   ----------------------------------------------------------------------------


   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                               Common  Additional                other
                                             Preferred  Common  stock   paid-in    Retained  comprehensive  Treasury
   DOLLARS IN THOUSANDS, EXCEPT PER SHARE      stock    stock  issuable capital    earnings   income, net     stock         Total
-----------------------------------------------------------------------------------------------------------------------------------
1998
Balance - January 1, 1998                      $ -    40,487       -    103,233   1,092,106    12,016      (217,576)  $ 1,030,266
Comprehensive income:
   Net income                                    -         -       -          -      93,654         -             -        93,654
   Other comprehensive income,
      net of tax:
      Unrealized losses on investment
         securities, net of reclassification
         adjustment                              -         -       -          -           -    (5,374)            -        (5,374)
                                                                                                                      -----------
                                                                                                                           88,280
Purchases of treasury stock                      -         -       -          -           -         -       (74,711)      (74,711)
Acquisition of ONBANCorp:
   Common stock issued                           -        10       -    364,427           -         -       223,382       587,819
   Fair value of stock options                   -         -       -     19,424           -         -             -        19,424
Stock-based compensation plans:
   Exercise of stock options                     -        11       -        785           -         -        16,454        17,250
   Directors' stock plan                         -         -       -         52           -         -            97           149
   Deferred bonus plan, net, including
      dividend equivalents                       -         -   3,885          5         (16)        -             2         3,876
Common stock cash dividends -
   $1.80 per share                               -         -       -          -     (13,345)        -             -       (13,345)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1998                        $ -    40,508   3,885    487,926   1,172,399     6,642       (52,352)  $ 1,659,008
-----------------------------------------------------------------------------------------------------------------------------------
1999
Balance - January 1, 1999                      $ -    40,508   3,752    480,014   1,271,071     2,869      (195,848)  $ 1,602,366
Comprehensive income:
   Net income                                    -         -       -          -     131,944         -             -       131,944
   Other comprehensive income,
      net of tax:
      Unrealized losses on investment
         securities, net of reclassification
         adjustment                              -         -       -          -           -   (16,464)            -       (16,464)
                                                                                                                      -----------
                                                                                                                          115,480
Purchases of treasury stock                      -         -       -          -           -         -          (789)         (789)
Acquisition of FNB Rochester Corp.:
   Common stock issued                           -         -       -       (718)          -         -        59,464        58,746
Stock-based compensation plans:
   Exercise of stock options                     -         -       -    (15,521)          -         -        27,072        11,551
   Directors' stock plan                         -         -       -          3           -         -           148           151
   Deferred bonus plan, net, including
      dividend equivalents                       -         -     360        (11)        (17)        -           265           597
Common stock cash dividends -
   $2.00 per share                               -         -       -          -     (15,595)        -             -       (15,595)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1999                        $ -    40,508   4,112    463,767   1,387,403   (13,595)     (109,688)  $ 1,772,507
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (Unaudited)

   --------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Six months ended June 30
   DOLLARS IN THOUSANDS                                                                          1999                         1998
   --------------------------------------------------------------------------------------------------------------------------------
   Beginning balance                                                                    $     306,347                      274,656
   Provision for possible credit losses                                                        17,000                       25,200
   Allowance obtained through acquisition                                                       5,636                       27,905
   Net charge-offs
      Charge-offs                                                                             (23,673)                     (25,292)
      Recoveries                                                                                9,088                        8,342
   --------------------------------------------------------------------------------------------------------------------------------
         Total net charge-offs                                                                (14,585)                     (16,950)
   --------------------------------------------------------------------------------------------------------------------------------
   Ending balance                                                                       $     314,398                      310,811
   --------------------------------------------------------------------------------------------------------------------------------

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

2.  EARNINGS PER SHARE

The computations of basic earnings per share follow:

                                      Three months ended          Six months ended
                                            June 30                    June 30
                                       1999        1998           1999          1998
                                       ----        ----           ----          ----
                                              (in thousands, except per share)
Income available to common
  stockholders:

  Net income                         $65,038        44,699       131,944        93,654

Weighted-average shares
 outstanding (including common
  stock issuable)                      7,793         8,051         7,762         7,363

Basic earnings per share             $  8.35          5.55         17.00         12.72


        The computations of diluted earnings per share follow:

                                         Three months ended          Six months ended
                                               June 30                   June 30
                                         1999          1998         1999          1998
                                         ----          ----         ----          ----
                                                (in thousands, except per share)
Income available to common
 stockholders                          $65,038        44,699       131,944        93,654
Weighted-average shares
 outstanding (including common
  stock issuable)                        7,793         8,051         7,762         7,363
Plus: incremental shares from
 assumed conversions of
 stock options                             339           358           316           336
                                       -------       -------       -------       -------
Adjusted weighted-average shares
 outstanding                             8,132         8,409         8,078         7,699

Diluted earnings per share             $  8.00          5.32         16.33         12.16

3.  COMPREHENSIVE INCOME

The following table displays the components of other comprehensive income:

                                           Six Months Ended June 30, 1999
                                           ------------------------------
                                      Before-tax      Income
                                       Amount          Taxes            Net
                                       ------          -----            ---
                                                  (in thousands)
Unrealized losses
 on investment securities:
   Unrealized holding
 losses during period                $(27,570)        (11,236)        (16,334)
Less: reclassification
 adjustment for gains
 realized in net income                   220              90             130
                                     --------        --------        --------
   Net unrealized losses             $(27,790)        (11,326)        (16,464)
                                     --------        --------        --------
                                     --------        --------        --------

                               SIX MONTHS ENDED JUNE 30, 1998
                               ------------------------------

                                           Before-tax     Income
                                             Amount        Taxes          Net
                                             ------        -----          ---
                                                      (in thousands)
Unrealized losses on investment securities:
  Unrealized holding
    losses during period(a)               $(8,729)        (3,546)        (5,183)
  Less: reclassification
    adjustment for gains
    realized in net income                    322            131            191
                                          -------        -------        -------
  Net unrealized losses                   $(9,051)        (3,677)        (5,374)
                                          -------        -------        -------
                                          -------        -------        -------

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

5.  ACQUISITIONS

On April 1, 1998, M&T consummated the merger of ONBANCorp, Inc. ("ONBANCorp") with and into Olympia Financial Corp.("Olympia"), a wholly owned subsidiary of M&T. Following the merger with ONBANCorp, OnBank & Trust Co., Syracuse, New York, and Franklin First Savings Bank, Wilkes-Barre, Pennsylvania, both wholly owned subsidiaries of ONBANCorp, were merged with and into Manufacturers and Traders Trust Company ("M&T Bank"), M&T's principal banking subsidiary.

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

Acquired assets, loans and deposits of ONBANCorp on April 1, 1998 totaled approximately $5.5 billion, $3.0 billion and $3.8 billion, respectively. The transaction was accounted for as a purchase and, accordingly, operations acquired from ONBANCorp have been included in the Company's financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $501 million of goodwill and $61 million of core deposit intangible. The goodwill is being amortized on a straight-line basis over twenty years and the core deposit intangible is being amortized on an accelerated basis over ten years. The Company incurred expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the Company of approximately $21.3 million ($14.0 million net of applicable income taxes) during 1998, including approximately $16.7 million ($11.3 million net of applicable income taxes) and $18.4 million ($12.3 million net of

5.  ACQUISITIONS, CONTINUED

applicable income taxes) during the three and six-month periods ended June 30, 1998.

On June 1, 1999, M&T consummated the merger of FNB Rochester Corp.("FNB"), a bank holding company headquartered in Rochester, New York, with and into Olympia. Following the merger with FNB, First National Bank of Rochester, a wholly owned subsidiary of FNB, was merged into M&T Bank. In accordance with the terms of the merger agreements with FNB, M&T paid $76.3 million in cash and issued 122,516 shares of M&T common stock in exchange for FNB shares outstanding at the time of the acquisition. The purchase price of the transaction was approximately $135.0 million based on the cash paid to FNB stockholders and the market price of M&T common shares on December 8, 1998 before the terms of the merger were agreed to and announced by M&T and FNB. Acquired assets, loans and deposits of FNB on June 1, 1999 totaled approximately $676 million, $393 million and $511 million, respectively. The transaction was accounted for as a purchase and, accordingly, operations acquired from FNB have been included in the Company's financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $98 million of goodwill and core deposit intangible. The goodwill is being amortized on a straight-line basis over twenty years and the core deposit intangible is being amortized on an accelerated basis over eight years. The Company incurred expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the Company of approximately $2.5 million ($1.7 million net of applicable income taxes) for the three-month and six-month periods ended June 30, 1999. The Company expects to incur additional integration costs during the remainder of 1999 which will be expensed as incurred.

On June 2, 1999, M&T Bank and The Chase Manhattan Bank ("Chase") entered into a definitive agreement providing for M&T Bank's acquisition of 29 Chase branch locations in upstate New York. At the time the transaction was announced, the branches had approximately $600 million of retail and business banking deposits, approximately $140 million of municipal balances, and approximately $40 million of retail installment and small business loans. This transaction is subject to a number of closing conditions. M&T Bank's assumption of the deposit liabilities, its purchase of the loans and its acquisition of certain custody and investment management accounts associated with the branches is expected to close by the end of September 1999. A portion of the transaction relating to M&T Bank's acquisition of fiduciary trust accounts associated with the Chase branches is expected to close in the first quarter of 2000 following the receipt of regulatory and court approvals.

6. BORROWINGS

In January 1997, First Empire Capital Trust I ("Trust I"), a Delaware business trust organized by the Company on January 17, 1997, issued $150 million of 8.234% preferred capital securities. In June 1997, First Empire Capital Trust II ("Trust II"), a Delaware business trust organized by the Company on May 30, 1997, issued $100 million of 8.277% preferred capital securities. As a result of the ONBANCorp acquisition, the Company assumed responsibility for similar preferred capital securities previously issued by a special-purpose entity formed by ONBANCorp. In February 1997, OnBank Capital Trust I ("OnBank Trust I" and, together with Trust I and Trust II, the "Trusts"), a Delaware business trust organized by ONBANCorp on January 24, 1997, issued $60 million of 9.25% preferred capital securities. Including the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of ONBANCorp, the preferred capital securities of OnBank Trust I had a financial statement carrying value of approximately $69 million at June 30, 1999 and December 31, 1998.

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

The financial information of the Company's segments was compiled utilizing the accounting policies described in note 21 to the Company's consolidated financial statements as of and for the year ended December 31, 1998. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Information about the Company's segments is presented in the following tables.

                                                     Three Months Ended June 30
                        ----------------------------------------------------------------------------------------
                                           1999                                            1998
                        -------------------------------------------   ------------------------------------------
                                           Inter-          Net                             Inter-          Net
                         Total            segment         income          Total            segment        income
                        Revenues(a)       Revenues        (Loss)         Revenues(a)       Revenues       (Loss)
                        -----------       --------        ------         -----------       --------       ------
                                                              (in thousands)

Commercial Banking       $ 45,270            100          19,926          43,746            148          19,152

Commercial
 Real Estate               31,804            410          16,495          27,765            358          14,601

Discretionary
 Portfolio                 15,349           (812)          8,667          16,821           (836)          8,208

Residential
 Mortgage Banking          34,198          9,364           5,972          36,710         12,508           6,104

Retail Banking            110,451          2,572          26,617         111,647          1,795          25,139

All Other                  17,785        (11,634)        (12,639)          6,801        (13,973)        (28,505)
                         --------       --------        --------        --------       --------        --------
Total                    $254,857           --            65,038         243,490           --            44,699
                         --------       --------        --------        --------       --------        --------
                         --------       --------        --------        --------       --------        --------

                                                            Six Months Ended June 30
                        ----------------------------------------------------------------------------------------
                                           1999                                            1998
                        -------------------------------------------   ------------------------------------------
                                           Inter-          Net                             Inter-          Net
                         Total            segment         income          Total            segment        income
                        Revenues(a)       Revenues        (Loss)         Revenues(a)       Revenues       (Loss)
                        -----------       --------        ------         -----------       --------       ------
                                                              (in thousands)

Commercial Banking       $ 90,724            224          40,662          74,876            270          32,496

Commercial
 Real Estate               60,445            678          30,889          57,697            644          30,402

Discretionary
 Portfolio                 32,052           (812)         17,511          28,363           (836)         13,577

Residential
 Mortgage Banking          71,766         18,933          12,952          64,711         21,122          10,250

Retail Banking            215,863          4,513          51,161         196,467          3,394          44,319

All Other                  38,030        (23,536)        (21,231)         33,449        (24,594)        (37,390)
                         --------       --------        --------        --------       --------        --------
Total                    $508,880           --           131,944         455,563           --            93,654
                         --------       --------        --------        --------       --------        --------
                         --------       --------        --------        --------       --------        --------

(a) Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company's internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The taxable-equivalent adjustment aggregated $1,838,000 and $1,779,000 for the three-month periods ended June 30, 1999 and 1998, respectively, and $3,663,000 and $3,320,000 for the six-month periods ended June 30, 1999 and 1998, respectively, and is eliminated in "All Other" total revenues. Total revenues in "All Other" for the six months ended June 30, 1998 include the impact of the contribution of appreciated investment securities described in note 4. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

                                     Average Total Assets
                              ------------------------------------
                                                       Twelve months
                                Six months ended           ended
                                     June 30,           December 31,
                                1999         1998           1998
                                ----         ----           ----
                                         (in millions)

Commercial Banking            $ 4,142         3,331         3,653

Commercial Real Estate          3,929         3,489         3,527

Discretionary Portfolio         6,778         5,352         6,025

Residential Mortgage
 Banking                          647           521           581

Retail Banking                  4,075         3,546         3,781

All Other                         868           578           742
                              -------       -------       -------

Total                         $20,439        16,817        18,309
                              -------       -------       -------
                              -------       -------       -------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Net income of M&T Bank Corporation ("M&T") was $65.0 million or $8.00 of diluted earnings per common share in the second quarter of 1999, increases of 46% and 50%, respectively, from the second quarter of 1998 when net income was $44.7 million or $5.32 of diluted earnings per common share. Net income was $66.9 million or $8.34 of diluted earnings per common share in the initial 1999 quarter. Basic earnings per common share increased 50% to $8.35 in the recent quarter from $5.55 in the second quarter of 1998, but declined 3% from $8.65 earned in the first quarter of 1999. The after-tax impact of nonrecurring merger-related expenses associated with M&T's June 1, 1999 acquisition of FNB Rochester Corp. ("FNB") and the April 1, 1998 acquisition of ONBANCorp Inc. ("ONBANCorp") was $1.7 million or $.21 of diluted earnings per share and $.22 of basic earnings per share in the second quarter of 1999, compared with $11.3 million or $1.34 of diluted earnings per share and $1.40 of basic earnings per share in the year-earlier quarter. For the six months ended June 30, 1999, net income was $131.9 million or $16.33 per diluted share, up 41% and 34%, respectively, from $93.7 million or $12.16 per diluted share during the first half of 1998. Basic earnings per share rose to $17.00 in the first six months of 1999 from $12.72 in the corresponding 1998 period. Nonrecurring merger-related expenses resulting from the acquisition of FNB lowered net income during the first half of 1999 by $1.7 million and diluted and basic earnings per share by $.21 and $.22, respectively. Similar expenses related to the acquisition of ONBANCorp lowered net income in the first half of 1998 by $12.3 million and reduced diluted and basic earnings per share by $1.59 and $1.66, respectively.

        The annualized rate of return on average total assets for M&T and its consolidated subsidiaries ("the Company") in the second quarter of 1999 was 1.27%, compared with .92% in the year-earlier quarter and 1.34% in 1999's initial quarter. The annualized return on average common stockholders' equity was 15.23% in the recent quarter, compared with 10.77% in the second quarter of 1998 and 16.56% in the first quarter of 1999. During the first half of 1999, the annualized rates of return on average assets and average common stockholders' equity were 1.30% and 15.88%, respectively, compared with 1.12% and 13.89%, respectively, in the first six months of 1998. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.30% and 15.63%, respectively, during the second quarter of 1999, compared with 1.15% and 13.50%, respectively, during the second quarter of 1998. On the same basis, the annualized returns on average assets and average common equity during the first six months of 1999 were 1.32% and 16.08%, respectively, compared with 1.27% and 15.70%, respectively, during the first half of 1998.

         On June 1, 1999, M&T completed the acquisition of FNB, a bank holding company headquartered in Rochester, New York. Immediately after the acquisition, FNB's banking subsidiary, First National Bank of Rochester, which had 17 banking offices in western and central New York State, was merged with and into Manufacturers and Traders Trust Company ("M&T Bank"), M&T's principal banking subsidiary. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operations of FNB have been included in the financial results of the Company since the acquisition date. FNB's stockholders received $76.3 million in cash and 122,516 shares of M&T common stock in exchange for FNB shares outstanding at the time of acquisition. Assets acquired totaled approximately $676 million, and included loans and leases of $393 million and investment securities of $148 million. The Company recorded approximately $98 million of goodwill and core deposit intangible in connection with the acquisition. Liabilities assumed on June 1 were approximately $541 million and included $511 million of deposits. Nonrecurring expenses relating to systems conversions and other costs of integrating and conforming the acquired operations with and into M&T Bank totaled $2.5 million ($1.7 million after-tax) for the three-month and six-month periods ended June 30, 1999. The Company expects to incur additional integration costs during the remainder of 1999 which will be expensed as incurred.

         On June 2, 1999, M&T Bank and The Chase Manhattan Bank ("Chase") entered into an agreement providing for M&T Bank's acquisition of 29 Chase branches located in upstate New York, 11 of which are located in Binghamton, 8 of which are located in Jamestown, 7 of which are located in Buffalo, 2 of which are located in Elmira-Corning, and 1 of which is located in Albany. At the time the transaction was announced, the branches had approximately $600 million of retail and business banking deposits, approximately $140 million of municipal balances, and approximately $40 million of retail installment and small business loans. This transaction is subject to a number of closing conditions. M&T Bank's assumption of the deposit liabilities, its purchase of the loans and its acquisition of certain custody and investment management accounts associated with the branches is expected to close by the end of September 1999. A portion of the transaction relating to M&T Bank's acquisition of fiduciary trust accounts associated with the Chase branches is expected to close in the first quarter of 2000 following the receipt of regulatory and court approvals.


CASH OPERATING RESULTS

As a result of the acquisitions of FNB and ONBANCorp and, to a significantly lesser extent, acquisitions of other entities in prior years, M&T had recorded as assets at June 30, 1999 goodwill and core deposit intangible totaling $621 million. Since the amortization of goodwill and core deposit intangible does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a "cash" (or "tangible") basis (which excludes the after-tax effect of amortization of goodwill and core deposit intangible and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein do not exclude the effect of other non-cash operating expenses such as depreciation, provision for possible credit losses, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis data does, however, exclude the after-tax impact of nonrecurring merger-related expenses associated with the acquisitions of FNB and ONBANCorp.

         Cash net income rose 17% to $76.5 million in the second quarter of 1999 from $65.4 million in the second quarter of 1998. Diluted cash earnings per share for the recent quarter were $9.41, up 21% from $7.78 in the year- earlier quarter. Cash net income and diluted cash earnings per share were $76.3 million and $9.51, respectively, in the initial 1999 quarter. For the first half of 1999, cash net income and diluted cash earnings per share were $152.8 million and $18.92, respectively, up 31% and 25%, respectively, from $116.9 million and $15.18 in the corresponding 1998 period.

         Cash return on average tangible assets was an annualized 1.53% in the recent quarter, compared with 1.38% in the second quarter of 1998 and 1.57% in the first quarter of 1999. Cash return on average tangible common equity was an annualized 26.13% in the second quarter of 1999, compared with 23.50% in the year-earlier quarter and 27.66% in the initial 1999 quarter. For the first six months of 1999, the annualized cash return on average tangible assets and average tangible common stockholders' equity was 1.55% and 26.88%, respectively, compared with 1.43% and 21.89%, respectively, in the corresponding 1998 period. Including the effect of merger-related expenses, the annualized cash return on average tangible assets for the second quarters of 1999 and 1998 was 1.50% and 1.14%, respectively, and the annualized cash return on average tangible common stockholders' equity was 25.55% and 19.45%, respectively.

TAXABLE-EQUIVALENT NET INTEREST INCOME

Taxable-equivalent net interest income rose 5% to $189.9 million in the second quarter of 1999 from $180.2 million in the year-earlier quarter and was up 4% from the $183.1 million earned in the first quarter of 1999. Factors contributing to the improvement in net interest income included growth in average loans and leases, partially offset by lower rates earned on those loans and leases, and lower rates paid on interest-bearing deposits and borrowings. Average loans and leases increased $1.1 billion, or 7%, to $16.1 billion in the second quarter of 1999 from $15.0 billion in the year-earlier quarter. Average loans and leases in the recent quarter were $.3 billion, or 2%, higher than the first quarter of 1999. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

                                           Percent increase
                                            (decrease) from
                                     2nd Qtr.   2nd Qtr.    1st Qtr.
                                       1999       1998        1999
                                    --------    --------    --------
Commercial, financial, etc.          $ 3,201          8 %         1 %
Real estate - commercial               5,752         15           4
Real estate - consumer                 4,176          6           -
Consumer
   Automobile                          1,439          4          (1)
   Home equity                           772          3           4
   Credit cards                           11        (95)          -
   Other                                 705         (2)          3
                                    --------    --------    --------
    Total consumer                     2,927         (5)          1
                                    --------    --------    --------
          Total                      $16,056          7 %         2 %
                                    --------    --------    --------
                                    --------    --------    --------

         For the first six months of 1999, taxable-equivalent net interest income was $373.0 million, up 15% from $324.9 million in the corresponding 1998 period. An increase in average loans and leases of $2.6 billion, including loans acquired in the ONBANCorp transaction, was the leading factor contributing to this improvement.

         Average investment securities decreased to $2.1 billion in the recent quarter from $2.9 billion in the second quarter of 1998 and $2.5 billion in the initial quarter of 1999. The investment securities portfolio is largely comprised of mortgage-backed securities, collateralized mortgage obligations, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to prepayment and other risks assumed. The Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security.

         Money-market assets averaged $516 million in 1999's second quarter, compared with $156 million in the year-earlier quarter and $406 million in the first quarter of 1999. In general, the size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

         As a result of the changes described herein, average earning assets increased 4% to $18.6 billion in the second quarter of 1999 from $18.0 billion in the second quarter of 1998. Average earning assets were $18.7 billion in the first quarter of 1999 and aggregated $18.7 billion and $15.7 billion for the six months ended June 30, 1999 and 1998, respectively.

         Core deposits, consisting of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000, represent the most significant source of funding to the Company and generally carry lower interest rates than wholesale funds of comparable maturities. The Company's branch network is the principal source of core deposits. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association ("M&T Bank, N.A."), a wholly owned bank subsidiary of M&T. Average core deposits increased to $11.6 billion in the second quarter of 1999, up from $11.5 billion in the year-earlier quarter and $11.4 billion in the first quarter of 1999. The accompanying table provides an analysis of quarterly changes in the components of average core deposits. For the six months ended June 30, 1999 and 1998, core deposits averaged $11.5 billion and $10.0 billion, respectively.

AVERAGE CORE DEPOSITS
Dollars in millions

                                             Percent increase
                                             (decrease) from
                                     2nd Qtr.   2nd Qtr.    1st Qtr.
                                       1999       1998       1999
                                    --------    --------    --------
NOW accounts                         $   370         22 %        (7)%
Savings deposits                       5,038          7           3
Time deposits less than $100,000       4,263        (10)         (1)
Noninterest-bearing deposits           1,886          8           1
                                    --------    --------    --------
    Total                            $11,557          - %         1 %
                                    --------    --------    --------
                                    --------    --------    --------


         In addition to core deposits, the Company obtains funding through domestic time deposits of $100,000 or more, deposits originated through M&T Bank's offshore branch office, and brokered certificates of deposit. Brokered deposits are used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $1.2 billion during the recent quarter and totaled $1.1 billion at June 30, 1999, compared with an average balance of $1.5 billion during the comparable 1998 period and a total balance of $1.5 billion at June 30, 1998. Brokered deposits averaged $1.3 billion in the initial quarter of 1999. The weighted average remaining term to maturity of brokered deposits at June 30, 1999 was 1.6 years. However, certain of the deposits have provisions that allow early redemption. In connection with the Company's management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of the brokered deposits. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

         In addition to deposits, the Company uses borrowings from banks, securities dealers, Federal Home Loan Banks ("FHLB") and others as sources of funding. Short-term borrowings averaged $1.9 billion in the recent quarter, compared with $2.2 billion in the second 1998 quarter and $2.1 billion in the first quarter of 1999. Long-term borrowings averaged $1.8 billion and $695 million in the second quarter of 1999 and 1998, respectively, and $1.6 billion in the initial 1999 quarter. Included in long-term borrowings during the recent quarter were $1.3 billion of FHLB borrowings, compared with $182 million in the year-earlier quarter and $1.1 billion in the first quarter of 1999. Long-term borrowings also include $319 million of trust preferred securities and $175 million of subordinated capital notes. Further information regarding the trust preferred securities is provided in note 6 of Notes to Financial Statements.

         Changes in the composition of the Company's earning assets and interest-bearing liabilities, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.56% in the second quarter of 1999, up from 3.47% in the year-earlier quarter. The yield on earning assets decreased 36 basis points (hundredths of one percent) to 7.77% in the second quarter of 1999 from 8.13% in the second quarter of 1998. The rate paid on interest-bearing liabilities in the second quarter of 1999 was 4.21%, down from 4.66% in the corresponding 1998 quarter. The decrease in the recent quarter's yield on earning assets and interest-bearing liabilities was due to generally lower interest rates when compared with the corresponding 1998 quarter. The net interest spread was 3.46% in the first quarter of 1999 when the yield on earning assets was 7.79% and the rate paid on interest-bearing liabilities was 4.33%.

         The contribution to net interest margin, or taxable equivalent net interest income expressed as an annualized percentage of average earning assets, of interest-free funds was .53% in the second quarter of 1999, compared with
 .55% in the corresponding 1998 quarter and .52% in the first quarter of 1999. Average interest-free funds, which include noninterest- bearing demand deposits and stockholders' equity, totaled $2.3 billion in the second quarter of 1999, up from $2.1 billion a year earlier and $2.2 million in the initial 1999 quarter.

         Due to the changes described above, the Company's net interest margin was 4.09% in 1999's second quarter, up from 4.02% in the comparable quarter of 1998 and 3.98% in the initial 1999 quarter. During the first six months of 1999 and 1998, the net interest margin was 4.03% and 4.18%, respectively.

         The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of earnings assets and interest-bearing liabilities. Revenue and expense arising from these agreements are reflected in either the yields earned on assets or, as appropriate, rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements used as part of the Company's management of interest rate risk in effect at June 30, 1999 and 1998 was $1.8 billion and $2.5 billion, respectively. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under the terms of $82 million of swaps, the Company pays a fixed rate of interest and receives a variable rate. At June 30, 1999, the weighted average rates to be received and paid under interest rate swap agreements were 6.23% and 5.17%, respectively. The Company had also entered into forward-starting swaps as of June 30, 1999, with an aggregate notional amount of $391 million in which the Company will pay a fixed rate of interest and receive a variable rate. The forward-starting swaps had no effect on the Company's net interest income through June 30, 1999. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

                                                    Three Months Ended June 30
                                            -------------------------------------------
                                                1999                       1998
                                         -------------------       ------------------------
                                         Amount       Rate *       Amount            Rate *
                                         ------       ------       ------           ------
Increase (decrease) in:
      Interest income                  $     4,090     .09%     $       408           .01 %
      Interest expense                      (4,302)   (.11)          (3,129)         (.08)
                                       -----------              -----------
      Net interest
        income/margin                  $     8,392     .18%     $     3,537           .08 %
                                       -----------  -------     -----------        -------
                                       -----------  -------     -----------        -------
Average notional
      amount **                        $ 2,052,899              $ 2,547,962
                                       -----------              -----------
                                       -----------              -----------



                                              Six Months Ended June 30
                                     --------------------------------------------------
                                          1999                          1998
                                     --------------                --------------
                                     AMOUNT    RATE *           AMOUNT          RATE *
                                     ------    ------           ------         ------
Increase (decrease) in:
      Interest income               $    8,803      0.9%      $      690        %  --
      Interest expense                  (8,648)     (.11)         (6,334)        (.09)
                                    ----------                ----------
      Net interest
        income/margin               $   16,731       .18%     $    7,024          .09 %
                                    ----------   -------      ----------       ------
                                    ----------   -------      ----------       ------
Average notional
      amount **                     $2,194,941                $2,525,659
                                    ----------                ----------
                                    ----------                ----------


 * COMPUTED AS AN ANNUALIZED PERCENTAGE OF AVERAGE EARNING ASSETS OR INTEREST-BEARING LIABILITIES.
 **  EXCLUDES FORWARD-STARTING INTEREST RATE SWAPS.

         The Company estimates that as of June 30, 1999 it would have received approximately $28 million if all interest rate swap agreements entered into for interest rate risk management purposes had been terminated, compared with $18 million a year earlier and $23 million at December 31, 1998. The estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not recorded in the consolidated financial statements.

         As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Accordingly, a critical element in managing a financial institution is ensuring that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating expenses, and to be used for other corporate purposes. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T's banking subsidiaries have access to additional funding sources through membership in the FHLB, as well as other available borrowing facilities. M&T has historically utilized dividend payments from its banking subsidiaries, which are subject to various regulatory limitations, to pay for operating expenses, shareholder dividends and treasury stock repurchases. In 1997, the proceeds from issuance of $250 million of trust preferred securities provided funds to M&T. M&T also maintains a $25 million line of credit with an unaffiliated commercial bank, all of which was available for borrowing at June 30, 1999.

         Management does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either M&T or its subsidiary banks. Furthermore, management closely monitors the Company's liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business.

         Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company's financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Company to interest rate risk. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and off-balance sheet financial instruments. Management's philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of both on- and off-balance sheet financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of mortgage-related assets and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analyses of market values of the Company's financial instruments.

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

         The accompanying table as of June 30, 1999 and December 31, 1998 displays the estimated impact on net interest income from non-trading financial instruments resulting from changes in interest rates during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

(dollars in thousands)                           Calculated increase (decrease)
                                                in projected net interest income
Changes in Interest Rates                      June 30, 1999   December 31, 1998
-------------------------                      -------------   -----------------
+200 basis points                              $    (3,419)           (7,668)
+100 basis points                                    1,460               335
-100 basis points                                    7,212             5,161
-200 basis points                                    6,733             4,498


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

         The notional amounts of interest rate contracts and foreign exchange and other option and futures contracts totaled $1.8 billion and $.9 billion, respectively, at June 30, 1999, $2.7 billion and $2.0 billion, respectively, at June 30, 1998, and $.4 billion and $2.0 billion, respectively, at December
31, 1998. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $454 million and $427 million, respectively, at June 30, 1999, $168 million and $97 million, respectively, at June 30, 1998, and $173 million and $51 million, respectively, at December 31, 1998. Included in trading account assets were mortgage-backed securities that served as collateral securing certain money-market assets. The obligations to return such collateral were recorded as noninterest-bearing trading account liabilities, and were included in accrued interest and other liabilities in the Company's consolidated balance sheet. The fair value of such collateral (and the related obligation to return collateral) was $385 million at June 30, 1999 and $52 million at June 30, 1998. There was no similar collateral held at December 31, 1998. Given the Company's policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material as of June 30, 1999 and December 31, 1998.


PROVISION FOR POSSIBLE CREDIT LOSSES

The purpose of the provision for possible credit losses is to adjust the Company's allowance for possible credit losses to a level that is adequate to absorb losses inherent in the loan and lease portfolio. The provision for possible credit losses in the second quarter of 1999 was $8.5 million, down from $13.2 million in the second quarter of 1998, but equal to 1999's first quarter. Net loan charge-offs totaled $6.5 million in the second quarter of 1999, compared with $9.0 million in the year-earlier quarter and $8.1 million in 1999's initial quarter. Net charge-offs as an annualized percentage of average loans and leases were .16% in the recent quarter, compared with .24% in the corresponding 1998 quarter and .21% in the first quarter of 1999. Net charge-offs of consumer loans in the recent quarter were $5.1 million, compared with $9.3 million in the second quarter of 1998 and $5.3 million in 1999's initial quarter. Net consumer loan charge-offs as an annualized percentage of average consumer loans and leases were .69% in the recent quarter, compared with 1.21% in the second quarter of 1998 and .75% in 1999's first quarter. Net charge-offs of credit card balances included in net consumer loan charge-offs were $89 thousand and $4.6 million in the second quarter of 1999 and 1998, respectively, and $263 thousand in the first quarter of 1999. The Company sold its retail credit card business in July 1998. For the six months ended June 30, 1999 and 1998, the provision for possible credit losses was $17.0 million and $25.2 million, respectively. Through June 30, net charge-offs were $14.6 million in 1999 and $17.0 million in 1998, representing .18% and .26%, respectively, of average loans and leases. Consumer loan net charge-offs totaled $10.4 million and $17.1 million during the six months ended June 30, 1999 and 1998, respectively. Net credit card charge-offs were $352 thousand during the first half of 1999 and $9.2 million during the corresponding 1998 period.

         Nonperforming loans were $108.4 million or .66% of total loans and leases outstanding at June 30, 1999, compared with $127.2 million or .83% at June 30, 1998, $117.0 million or .74% at December 31, 1998, and $115.4 million or .73% at March 31, 1999. Nonperforming commercial real estate loans totaled $18.9 million at June 30, 1999, $24.8 million at June 30, 1998,

$17.8 million at December 31, 1998, and $21.6 million at March 31, 1999. Nonperforming consumer loans and leases totaled $17.8 million at June 30, 1999, compared with $30.0 million at June 30, 1998, $25.8 million at December 31, 1998, and $26.1 million at March 31, 1999. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .59% at June 30, 1999, .99% at June 30, 1998, and .89% at December 31, 1998 and March 31,
1999. The remaining nonperforming loans consisted largely of residential mortgage loans. Assets acquired in settlement of defaulted loans were $10.1 million at June 30, 1999, $12.2 million at June 30, 1998 and $11.1 million at December 31, 1998 and at March 31, 1999.

         A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSETS
Dollars in thousands

                                                    1999 Quarters                          1998 Quarters

                                                 Second      First              Fourth        Third       Second
                                                 ------      -----              ------        -----       ------

Nonaccrual loans                               $ 68,285     69,393              70,999       73,778       78,527
Loans past due
  90 days or more                                31,988     37,988              37,784       37,746       41,686
Renegotiated loans                                8,146      8,014               8,262        7,656        7,025
                                                -------    -------             -------      -------      -------
Total nonperforming loans                       108,419    115,395             117,045      119,180      127,238
Real estate and other
  assets owned                                   10,108     11,052              11,129       11,106       12,211
                                                -------    -------             -------      -------      -------
Total nonperforming assets                     $118,527    126,447             128,174      130,286      139,449
                                               --------    -------             -------      -------      -------
                                               --------    -------             -------      -------      -------
Government guaranteed
  nonperforming loans*                         $ 14,618     13,368              14,316       13,776       16,062
                                               --------    -------             -------      -------      -------
                                               --------    -------             -------      -------      -------
Nonperforming loans
  to total loans and leases,
  net of unearned discount                       .66%      .73%                   .74%          .79%         .83%
Nonperforming assets
  to total net loans and
  leases and real estate
  and other assets owned                         .72%      .80%                   .81%          .86%         .91%
                                               --------    -------             -------      -------      -------
                                               --------    -------             -------      -------      -------

* INCLUDED IN TOTAL NONPERFORMING LOANS.

      The allowance for possible credit losses was $314.4 million, or 1.90% of total loans and leases at June 30, 1999, compared with $310.8 million or 2.04% a year earlier, $306.3 million or 1.94% at December 31, 1998 and $306.7 million or 1.94% at March 31, 1999. The ratio of the allowance for possible credit losses to nonperforming loans was 290% at the most recent quarter-end, compared with 244% a year earlier, 262% at December 31, 1998 and 266% at March 31, 1999. The decline in the allowance as a percentage of total loans at June 30, 1999 reflects management's evaluation of the loan and lease portfolio, the July 1998 sale of the retail credit card business, the relatively favorable economic environment for many commercial borrowers, and other factors. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Given the concentration of commercial real estate loans in the Company's loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular, coupled with the amount of commercial and industrial loans to businesses in New York State outside of the New York City metropolitan area and significant growth in recent years in loans to individual consumers, management cautiously evaluated the impact of interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when assessing the adequacy of the Company's allowance for possible credit losses as of June 30, 1999. Based upon the results of such review, management believes that the allowance for possible credit losses at June 30, 1999 was adequate to absorb credit losses from existing loans and leases.

OTHER INCOME

Other income totaled $66.8 million in the second quarter of 1999, compared with $65.1 million in the year-earlier quarter and $72.7 million in the first quarter of 1999. The decrease from the first quarter of 1999 was largely attributable to lower mortgage banking revenues, trading account and foreign exchange losses realized during the recent quarter and a $2.9 million award received in the first quarter of 1999 in recognition of the Company's community reinvestment activities.

      Mortgage banking revenues totaled $18.6 million in the recent quarter, compared with $18.5 million in the year-earlier quarter and $21.5 million in the first quarter of 1999. Residential mortgage loan servicing fees were $6.6 million in the recently completed quarter, compared with $7.8 million a year earlier and $7.0 million in the initial quarter of 1999. Gains from sales of residential mortgage loans and loan servicing rights were $10.7 million in the second quarter of 1999, compared with $9.9 million in the corresponding 1998 quarter and $13.0 million in 1999's first quarter. A generally favorable interest rate environment in the fourth quarter of 1998 and in early 1999 resulted in higher realized gains from sales of residential mortgage loans in the initial 1999 quarter. During the second quarter of 1999 residential mortgage loans originated for sale to other investors totaled $663 million, compared with $735 million in 1998's second quarter and $652 million in the first 1999 quarter. Residential mortgage loans held for sale totaled $292 million at June 30, 1999, $324 million at March 31, 1999 and $445 million at December 31, 1998. Residential mortgage loans serviced for others totaled $7.1 billion at June 30, 1999, $8.1 billion at June 30, 1998 and $7.3 billion at December 31, 1998. Capitalized servicing assets were $61 million and $67 million at June 30, 1999 and 1998, respectively, and $62 million at December 31, 1998.

         Service charges on deposit accounts were $16.7 million in the second quarter of 1999, up from $14.2 million in the corresponding quarter of the previous year and $15.9 million in the first quarter of 1999. Trust income was $10.3 million in the second quarter of 1999, up from $9.9 million a year earlier, but little changed from the previous quarter. Merchant discount and credit card fees were $1.8 million in the recent quarter, compared with $4.3 million in the similar period of 1998 and $1.7 million in the initial quarter of 1999. The decrease from the second quarter of 1998 was predominately the result of the July 1998 sale of the Company's retail credit card business. Through the date of sale, the results of operations of the retail credit card business in 1998, including internal allocations of the provision for possible credit losses, interest expense and other expenses, were essentially break-even. Trading account and foreign exchange activity resulted in losses of $3.2 million in the second quarter of 1999, largely due to a $3 million loss incurred when a counterparty defaulted on the settlement of outstanding foreign exchange contracts. In the year-earlier period, trading account and foreign exchange activity resulted in gains of $.5 million, while in the first quarter of 1999 gains were $1.2 million. Other revenue from operations totaled $22.6 million in the recent quarter, compared with $17.3 million in the corresponding quarter of 1998 and $22.0 million in the initial quarter of 1999. The improvement from the year-earlier period was due largely to increased revenues of $2.5 million in tax-exempt income earned from the Company's ownership of bank-owned life insurance, $2.0 million from the sale of mutual funds and annuities, and $1.9 million from letter of credit and other credit-related fees. The increase from the first quarter of 1999 (which included a $2.9 million community reinvestment award) was achieved predominately through higher revenues from bank-owned life insurance and the sale of mutual funds and annuities.

         Excluding $15.3 million of tax-exempt other income the Company recognized in 1998's first quarter in connection with the contribution of appreciated investment securities with a fair value of $24.6 million to an affiliated, tax-exempt private charitable foundation, other income totaled $139.5 million in the first half of 1999, up 18% from $118.7 million in the year-earlier period. Growth in mortgage banking revenues, service charges on deposits and fees for trust, investment and credit-related services, and a full six months of revenues associated with operations obtained in the ONBANCorp acquisition, were factors contributing to the increase. As a result of the charitable contribution described in the first sentence of this paragraph, the Company also incurred $24.6 million of charitable contributions expense and realized income tax benefits of $10.0 million in 1998.

         For the six-month period ended June 30, 1999, mortgage banking revenues totaled $40.1 million, up 24% from $32.3 million in the corresponding 1998 period. Compared with the first half of 1998, gains from sales of loans and loan servicing rights in 1999 were up by $7.9 million. Including the impact of the ONBANCorp acquisition, when compared with the same period in 1998, service charges on deposit accounts increased 28% to $32.6 million during the first six months of 1999, while trust income increased 6% to $20.6 million. Merchant discount and credit card fees decreased 59% to $3.5 million from $8.6 million in the similar period of 1998, predominately the result of the July 1998 sale of the Company's retail credit card business. Trading account and foreign exchange activity resulted in losses of $2.1 million for the initial half of 1999, compared with gains of $2.3 million during the first six months of 1998. The losses in 1999 were largely the result of the previously mentioned counterparty default on settling foreign exchange contracts. Excluding the effect of the transfer of securities to the affiliated charitable foundation, other revenues from operations increased 47% to $44.6 million in the first six months of 1999 from $30.3 million in the comparable 1998 period. The rise resulted largely from increases in tax-exempt income earned from bank-owned life insurance of $4.6 million and increased credit-related fees of $3.4 million and fees earned from the sales of mutual funds and annuities of $3.5 million. These latter fees totaled $12.4 million during the first six months of 1999.


OTHER EXPENSE

Excluding amortization of goodwill and core deposit intangible and nonrecurring merger-related expenses, other expense totaled $131.8 million in the second quarter of 1999, up from $127.4 million in the second quarter of 1998 and $128.6 million in the first quarter of 1999. On the same basis, through the first half of 1999, other expense totaled $260.5 million, an increase of 12% from $233.2 million in the comparable 1998 period, after excluding from 1998 the $24.6 million non-cash charitable contribution expense previously noted. Expenses related to the acquired operations of ONBANCorp contributed to the higher level of expenses for the first six months of 1999 compared with the first half of 1998. Goodwill and core deposit intangible amortization was $11.2 million in the second quarter of 1999, up from $10.9 million in the second quarter of 1998 and first quarter of 1999. The increase from the second quarter of 1998 resulted from amortization related to the FNB acquisition. Amortization of goodwill and core deposit intangible totaled $22.0 million in the first six months of 1999, up from $12.7 million in the corresponding 1998 period, due largely to the impact of the April 1, 1998 ONBANCorp acquisition. Nonrecurring merger- related expenses were $2.5 million in the second quarter and first half of 1999, compared with $16.7 million during the second quarter of 1998 and $18.3 million during the first six months of 1998.

         Salaries and employee benefits expense was $71.4 million in the recent quarter, 2% higher than the $69.9 million in the corresponding 1998 quarter, and 4% higher than the $68.4 million in the first quarter of 1999. For the first six months of 1999, salaries and employee benefits expense increased 9% to $139.9 million from $128.3 million in the corresponding 1998 period. The increase from the first quarter of 1999 was predominately attributable to higher costs associated with stock appreciation rights. Salaries and employee benefits relating to the operations acquired from ONBANCorp, merit salary increases, and higher costs associated with incentive-based compensation arrangements and employee benefits, partially offset by lower costs associated with stock appreciation rights, were the contributing factors for the increase from the first six months of 1998.

         Excluding the previously mentioned one-time merger-related expenses and amortization of goodwill and core deposit intangible, nonpersonnel expense totaled $60.5 million in the second quarter of 1999, up from $58.8 million in the second quarter of 1998, but little changed from the first quarter of 1999. On the same basis, and after excluding the $24.6 million non-cash charitable contribution expense from 1998, such expenses were $120.7 million during the first six months of 1999, an increase of 14% from $106.3 million during the corresponding 1998 period. The increase from the first six months of 1998 was due, in part, to expenses related to the acquired operations of ONBANCorp and higher expenses for advertising and professional services, partially offset by lower co-branded credit card rebate expenses resulting from the Company's decision to terminate all of its co-branded credit card programs in 1997 and 1998 due to poorer than expected results.


CAPITAL

Stockholders' equity at June 30, 1999 was $1.8 billion or 8.36% of total assets, compared with $1.7 billion or 8.24% of total assets a year earlier and $1.6 billion or 7.78% at December 31, 1998. On a per share basis, stockholders' equity was $224.81 at June 30, 1999, up from $207.18 and $207.94 at June 30 and December 31, 1998, respectively. Excluding goodwill and core deposit intangible, net of applicable tax effect, tangible equity per share was $149.14 at June 30, 1999, compared with $139.37 at June 30, 1998 and $139.89 at December 31, 1998.
To complete the acquisition of FNB on June 1, 1999, M&T issued 122,516 shares of common stock to former holders of FNB common stock resulting in an addition to stockholders' equity of $58.7 million.

         Stockholders' equity at June 30, 1999 reflected a loss of $13.6 million, or $1.72 per share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale, compared with unrealized gains of $6.6 million or $.83 per share at June 30, 1998 and $2.9 million or $.37 per share at December 31, 1998. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

         Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. Core capital includes the $319 million carrying value of trust preferred securities. As of June 30, 1999, total capital also included $145 million of subordinated notes issued by M&T Bank in prior years. The capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of June 30, 1999 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
June 30, 1999

                          M&T                M&T             M&T
                     (Consolidated)         Bank          Bank, N.a.
                     --------------         ----          ----------
Core capital              8.74%             8.30%          15.74%
Total capital            10.86%            10.43%          17.27%
Leverage                  7.44%             7.13%           7.89%

         The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders' equity, was 13.39% during the second quarter of 1999, compared with 8.84% in the second quarter of 1998 and 14.65% in the initial 1999 quarter.

         In February 1999, M&T's board of directors authorized a plan to repurchase up to 134,342 shares of its common stock for reissuance upon the possible future exercise of outstanding stock options. As of June 30, 1999, no shares had been repurchased under the plan. Under a previously authorized plan, M&T repurchased 1,581 common shares during the first six months of 1999 at a total cost of $789 thousand.


YEAR 2000 INITIATIVES

The "Year 2000" problem relates to the ability of computer systems, including those in non-information technology equipment and systems ("Computer Systems"), to distinguish date data between the twentieth and twenty-first centuries.

         Addressing the Year 2000 problem requires that the Company identify, remediate and test its Computer Systems that have date sensitive functions. As part of this process, the Company has identified those of its Computer Systems which, if uncorrected, would have a material adverse impact on the Company's customers, the Company's compliance with applicable regulations, or the Company's financial statements ("Mission Critical Systems"). Based on the remediation efforts completed and test work performed (either by the Company or through proxy testing) and, where appropriate, documentation provided by vendors, management believes that 100% of the Company's Mission Critical Systems should be able to accurately process date data before and after January 1, 2000. Management further believes that substantially all of the Company's remaining Computer Systems are Year 2000 compliant, even though certain non-critical equipment upgrades are scheduled for the second-half of 1999.

         The Company could also be adversely affected if its customers and other parties that rely on data processing systems are not Year 2000 compliant prior to the end of 1999. For example, the credit quality of commercial and other loans may be adversely affected by the failure of customers' operating systems resulting from Year 2000 issues. In this regard, lending officers have received training to address Year 2000 issues with customers, including assessing customer needs for Year 2000 compliance. Additionally, the Company has completed a second survey of its commercial customers and is monitoring the Year 2000 status of customers considered to have a potentially high Year 2000 business risk. The Company is addressing the Year 2000 risks posed by other parties such as its funds providers and capital market/asset management counterparties. Lack of corrective measures by government agencies or service providers which the Company either receives data from or provides data to could also have a negative impact on the Company's operations. To be adequately prepared in the event its customers place higher than normal demands for cash or funding during the period surrounding January 1, 2000, the Company has been, and will continue to be, working with the Federal Reserve and other sources of funds to refine its cash and liquidity contingency plans. The Company also continues to evaluate information regarding Year 2000 activities received from significant vendors. Based on information provided to date by these vendors, management believes that such parties are taking steps to address Year 2000 issues on a timely basis. Notwithstanding the Company's efforts, a risk remains that all aspects of

Year 2000 issues will not be adequately resolved by each of the parties referred to above before January 1, 2000. If that were to be the case, the Company's future business operations, financial position and results of operations could be adversely impacted.

         Management is closely monitoring the Company's progress regarding Year 2000 issues. The Company has established a Year 2000 Steering Committee consisting of senior members of management to oversee all Year 2000 activities. In conjunction with its assessment of the Company's Year 2000 remediation plans, and the remediation efforts of other parties such as those described in the preceding paragraph, management has developed contingency plans to mitigate risks associated with critical Year 2000 issues that could arise during the period leading up to and after January 1, 2000.

         Through June 30, 1999, the Company has spent approximately $7.5 million (including approximately $1.0 million and $2.1 million during the second quarter and first six months of 1999, respectively,) in addressing its potential Year 2000 problems. Management believes that the Company is continuing to devote appropriate financial and human resources to monitor and resolve Year 2000 issues in a timely manner. The Company estimates that it may expend an additional $1 - $1.5 million to finalize and monitor implementation of its Year 2000 program, including the upgrading of certain non-critical equipment scheduled for the second-half of 1999. A majority of the Company's Year 2000 costs relate to internal costs and constitute resources that would otherwise have been reallocated within the Company. Such reallocation has not had a material adverse impact on the Company's financial condition or results of operations, nor is it expected to have a material adverse impact in future periods. Costs associated with Year 2000 issues are recognized in expense as incurred.

         The preceding discussion of Year 2000 initiatives contains forward-looking statements as to Year 2000 issues. See also the discussion of Future Factors under the caption "Forward-Looking Statements," which are incorporated by reference into the preceding discussion.


SEGMENT INFORMATION

The Company's reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking.

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

         The Commercial Banking segment's earnings were $19.9 million in the second quarter of 1999, $19.2 million in the comparable 1998 quarter and $20.7 million in the initial quarter of 1999. For the six months ended June 30, 1999 and 1998, earnings were $40.7 million and $32.5 million, respectively. Commercial loans obtained from ONBANCorp and loan growth in most of the markets already served by the Company were the leading factors contributing to the increase from the first-half of 1998. In the second quarter of 1999, the Commercial Real Estate segment contributed net income of $16.5 million, compared with $14.6 million in the year-earlier period and $14.4 million in the first three months of 1999. The major factor in the improvement in earnings over the second quarter of 1998 was higher loan balances. The increase from the first quarter of 1999 was in part the result of higher loan margins and a lower provision for loan losses. Earnings in the first half of 1999 and 1998 were $30.9 million and $30.4 million, respectively. The increase in net income was due in part to commercial real estate loans acquired from ONBANCorp, partially offset by a higher provision for loan losses of $1.1 million in the first six months of 1999 over the corresponding 1998 period. Net income contributed by the Discretionary Portfolio segment in the second quarter of 1999 totaled $8.7 million, compared with $8.2 million in the second quarter of 1998 and $8.8 million in the first quarter of 1999. Higher tax-exempt noninterest income from bank-owned life insurance of $2 million in the second quarter of 1999 over the second quarter of 1998 and the initial 1999 quarter was partially offset by a $3 million loss incurred when a counterparty defaulted on the settlement of outstanding foreign exchange contracts. In the first two quarters, net income from this segment was $17.5 million in 1999 and $13.6 million in 1998. The increase over 1998 was largely the result of a $4.6 million increase in tax exempt income earned from bank-owned life insurance. An increase in earning assets, including residential mortgage loans and investment securities obtained in the ONBANCorp acquisition, also contributed to the improvement in net income. Partially offsetting these increases was the previously mentioned settlement loss on foreign exchange contracts. The Residential Mortgage Banking segment had net income of $6.0 million in the second 1999 quarter, compared to $6.1 million in the corresponding 1998 quarter and $7.0 million in the initial 1999 quarter. For the first half of the year, net income increased to $13.0 million in 1999 from $10.3 million in 1998, largely the result of a $7.9 million increase in gains from sales of loans and loan servicing rights. A favorable interest rate environment was the primary factor leading to an increase in loan origination volume and the related increase in net income for this segment. As of June 30, 1999, loans serviced by the Residential Mortgage Banking segment totaled $10.7 billion, including $3.6 billion of loans serviced for the Company, compared with $11.4 billion a year earlier. Retail Banking earned $26.6 million in 1999's second quarter, up from $25.1 million in the year-earlier period and $24.5 million in the first quarter of 1999. Higher loan and deposit balances were the major factors contributing to the improvement in net income. For the first half of the year, earnings were $51.2 million in 1999 and $44.3 million in 1998. The acquisition of ONBANCorp on April 1, 1998 and higher earnings from indirect consumer lending and small business banking were the leading factors contributing to the increases from the 1998 periods.


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

         SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board amended SFAS No. 133, deferring the effective date by one year. Initial application of SFAS No. 133 must be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of the statement. Early application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of the statement. SFAS No. 133 may not be applied retroactively to financial statements of prior periods.

         The method of adoption expected to be utilized by the Company has yet to be determined and the estimated impact that adopting the provisions of SFAS No. 133 will have on the Company's financial statements has not been quantified.

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

                     M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

QUARTERLY TRENDS
                                                          1999 Quarters                         1998 Quarters
                                                       --------------------    --------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
TAXABLE-EQUIVALENT BASIS                                  Second    First      Fourth          Third          Second     First
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
Interest income                                         $361,158    358,370    360,571        361,921        364,838    279,306
Interest expense                                         171,269    175,238    183,424        184,850        184,644    134,585
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                      189,889    183,132    177,147        177,071        180,194    144,721
Less: provision for possible credit losses                 8,500      8,500      7,500         10,500         13,200     12,000
Other income                                              66,806     72,716     64,985         63,986         65,075     68,893
Less: other expense                                      145,547    139,466    138,756        138,490        155,004    133,873
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               102,648    107,882     95,876         92,067         77,065     67,741
Applicable income taxes                                   35,772     39,151     36,064         33,693         30,587     17,245
Taxable-equivalent adjustment                              1,838      1,825      1,969          1,897          1,779      1,541
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                65,038     66,906     57,843         56,477         44,699     48,955
---------------------------------------------------------------------------------------------------------------------------------
Per common share data
     Net income
        Basic                                           $   8.35       8.65       7.44           7.09           5.55       7.34
        Diluted                                             8.00       8.34       7.14           6.81           5.32       7.01
     Cash dividends                                     $   1.00       1.00       1.00           1.00           1.00        .80
Average common shares outstanding
     Basic                                                 7,793      7,731      7,778          7,966          8,051      6,666
     Diluted                                               8,132      8,023      8,105          8,288          8,409      6,981
---------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS, ANNUALIZED
Return on
     Average assets                                         1.27 %     1.34 %     1.14 %         1.15 %          .92 %     1.41 %
     Average common stockholders' equity                   15.23 %    16.56 %    14.20 %        13.48 %        10.77 %    18.86 %
Net interest margin on average earning assets
     (taxable-equivalent basis)                             4.09 %     3.98 %     3.82 %         3.93 %         4.02 %     4.39 %
Nonperforming assets to total assets,
     at end of quarter                                       .56 %      .62 %      .62 %          .67 %          .69 %      .53 %
---------------------------------------------------------------------------------------------------------------------------------
CASH (TANGIBLE) OPERATING RESULTS (1)
Net income (in thousands)                               $ 76,511     76,333     67,326         67,703         65,445     51,448
Diluted net income per common share                         9.41       9.51       8.31           8.17           7.78       7.37
Annualized return on
     Average tangible assets                                1.53 %     1.57 %     1.36 %         1.42 %         1.38 %     1.49 %
     Average tangible common stockholders' equity          26.13 %    27.66 %    24.57 %        23.90 %        23.50 %    20.13 %
---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
DOLLARS IN MILLIONS, EXCEPT PER SHARE
Average balances
     Total assets                                       $ 20,579     20,298     20,101         19,455         19,547     14,055
     Earning assets                                       18,636     18,664     18,401         17,881         17,992     13,357
     Investment securities                                 2,064      2,497      2,617          2,533          2,858      1,614
     Loans and leases, net of unearned discount           16,056     15,761     15,389         15,124         14,978     11,602
     Deposits                                             14,578     14,497     14,617         14,552         14,726     10,988
     Stockholders' equity                                  1,713      1,638      1,616          1,662          1,664      1,053
---------------------------------------------------------------------------------------------------------------------------------
At end of quarter
     Total assets                                       $ 21,205     20,285     20,584         19,478         20,138     14,570
     Earning assets                                       19,435     18,730     18,926         17,905         18,419     13,778
     Investment securities                                 2,078      2,088      2,786          2,446          2,707      1,530
     Loans and leases, net of unearned discount           16,513     15,813     15,792         15,163         15,245     12,033
     Deposits                                             14,909     14,476     14,737         14,394         14,813     11,085
     Stockholders' equity                                  1,773      1,667      1,602          1,649          1,659      1,069
     Equity per common share                              224.81     215.34     207.94         209.03         207.18     160.06
     Tangible equity per common share                     149.14     148.95     139.89         141.43         139.37     157.75
---------------------------------------------------------------------------------------------------------------------------------
MARKET PRICE PER COMMON SHARE
     High                                               $    582 1/2    518 3/4    539 1/2        582            554        504
     Low                                                     462 1/2    464        400            410            480        429
     Closing                                                 550        479        518 15/16      461            554        499 7/8
---------------------------------------------------------------------------------------------------------------------------------

     (1)Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses, net of applicable income tax effects.

-----------------------------------------------------------------------------------------------------------------------------------
                                                            M&T BANK CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

                                                                 1999 Second quarter                   1999 First quarter
                                                          Average                    Average      Average                   Average
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS        balance      Interest       rate        balance     Interest       rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning assets
Loans and leases, net of unearned discount*

     Commercial, financial, etc.                        $   3,201   $    62,928       7.88 %        3,179      64,028        8.17 %
     Real estate                                            9,928       198,370       7.99          9,691     191,482        7.90
     Consumer                                               2,927        61,114       8.37          2,891      60,003        8.42
-----------------------------------------------------------------------------------------------------------------------------------
        Total loans and leases, net                        16,056       322,412       8.05         15,761     315,513        8.12
-----------------------------------------------------------------------------------------------------------------------------------
Money-market assets
     Interest-bearing deposits at banks                         5            49       4.08              1           7        2.68
     Federal funds sold and agreements
        to resell securities                                  430         5,381       5.02            331       3,823        4.68
     Trading account                                           81         1,398       6.89             74       1,256        6.91
-----------------------------------------------------------------------------------------------------------------------------------
        Total money-market assets                             516         6,828       5.30            406       5,086        5.08
-----------------------------------------------------------------------------------------------------------------------------------
Investment securities**
     U.S. Treasury and federal agencies                       902        13,063       5.81          1,112      15,832        5.77
     Obligations of states and political subdivisions          71         1,121       6.30             72       1,116        6.30
     Other                                                  1,091        17,734       6.52          1,313      20,823        6.43
-----------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                         2,064        31,918       6.20          2,497      37,771        6.13
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL EARNING ASSETS                               18,636       361,158       7.77         18,664     358,370        7.79
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                         (310)                                   (308)
Cash and due from banks                                       439                                     442
Other assets                                                1,814                                   1,500
-----------------------------------------------------------------------------------------------------------------------------------
        Total assets                                    $  20,579                                  20,298
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits
     NOW accounts                                       $     370         1,125       1.22            399       1,280        1.30
     Savings deposits                                       5,038        29,114       2.32          4,881      28,810        2.39
     Time deposits                                          7,041        89,182       5.08          7,049      90,892        5.23
     Deposits at foreign office                               243         2,757       4.56            303       3,429        4.59
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits                    12,692       122,178       3.86         12,632     124,411        3.99
-----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                       1,876        22,768       4.87          2,138      25,735        4.88
Long-term borrowings                                        1,763        26,323       5.99          1,647      25,092        6.18
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL INTEREST-BEARING LIABILITIES                 16,331       171,269       4.21         16,417     175,238        4.33
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                                1,886                                   1,865
Other liabilities                                             649                                     378
-----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                  18,866                                  18,660
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                        1,713                                   1,638
-----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity      $  20,579                                  20,298
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                   3.56                                   3.46
Contribution of interest-free funds                                                    .53                                    .52
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                        $   189,889       4.09 %                  183,132        3.98 %
-----------------------------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------
                                        M&T BANK CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

                                                             1998 Fourth quarter
                                                        Average                    Average
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS      balance     Interest          rate
---------------------------------------------------------------------------------------------
ASSETS
Earning assets
Loans and leases, net of unearned discount*

     Commercial, financial, etc.                          3,034       61,936          8.10 %
     Real estate                                          9,458      189,222          8.00
     Consumer                                             2,897       63,154          8.65
---------------------------------------------------------------------------------------------
        Total loans and leases, net                      15,389      314,312          8.10
---------------------------------------------------------------------------------------------
Money-market assets
     Interest-bearing deposits at banks                       2           14          3.80
     Federal funds sold and agreements
        to resell securities                                276        3,690          5.30
     Trading account                                        117        2,066          6.99
---------------------------------------------------------------------------------------------
        Total money-market assets                           395        5,770          5.80
---------------------------------------------------------------------------------------------
Investment securities**
     U.S. Treasury and federal agencies                   1,398       20,905          5.93
     Obligations of states and political subdivisions        78        1,217          6.19
     Other                                                1,141       18,367          6.39
---------------------------------------------------------------------------------------------
        Total investment securities                       2,617       40,489          6.14
---------------------------------------------------------------------------------------------
        TOTAL EARNING ASSETS                             18,401      360,571          7.77
---------------------------------------------------------------------------------------------
Allowance for possible credit losses                       (310)
Cash and due from banks                                     425
Other assets                                              1,585
---------------------------------------------------------------------------------------------
        Total assets                                     20,101
---------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits
     NOW accounts                                           390        1,379          1.40
     Savings deposits                                     4,828       30,707          2.52
     Time deposits                                        7,216       98,526          5.42
     Deposits at foreign office                             341        4,208          4.89
---------------------------------------------------------------------------------------------
        Total interest-bearing deposits                  12,775      134,820          4.19
---------------------------------------------------------------------------------------------
Short-term borrowings                                     2,055       26,640          5.14
Long-term borrowings                                      1,344       21,964          6.48
---------------------------------------------------------------------------------------------
        TOTAL INTEREST-BEARING LIABILITIES               16,174      183,424          4.50
---------------------------------------------------------------------------------------------
Noninterest-bearing deposits                              1,842
Other liabilities                                           469
---------------------------------------------------------------------------------------------
        Total liabilities                                18,485
---------------------------------------------------------------------------------------------
Stockholders' equity                                      1,616
---------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity       20,101
---------------------------------------------------------------------------------------------
Net interest spread                                                                   3.27
Contribution of interest-free funds                                                    .55
---------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                         177,147          3.82 %
---------------------------------------------------------------------------------------------


    *INCLUDES NONACCRUAL LOANS.
   **INCLUDES AVAILABLE FOR SALE SECURITIES AT AMORTIZED COST.      (continued)


-----------------------------------------------------------------------------------------------------------------------------------
                                                    M&T BANK CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

                                                                     1998 Third quarter                1998 Second quarter
                                                            Average                 Average        Average                 Average
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS          balance        Interest    rate        balance     Interest       rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning assets
Loans and leases, net of unearned discount*
     Commercial, financial, etc.                          $   2,935      $  61,711     8.34 %        2,954       62,185       8.44 %
     Real estate                                              9,273        191,102     8.24          8,951      185,138       8.27
     Consumer                                                 2,916         65,389     8.90          3,073       69,830       9.11
------------------------------------------------------------------------------------------------------------------------------------
        Total loans and leases, net                          15,124        318,202     8.35         14,978      317,153       8.49
------------------------------------------------------------------------------------------------------------------------------------
Money-market assets
     Interest-bearing deposits at banks                           2             16     3.07             37          364       3.93
     Federal funds sold and agreements
        to resell securities                                    119          1,634     5.44             88        1,247       5.70
     Trading account                                            103          1,797     6.93             31          494       6.31
------------------------------------------------------------------------------------------------------------------------------------
        Total money-market assets                               224          3,447     6.11            156        2,105       5.40
------------------------------------------------------------------------------------------------------------------------------------
Investment securities**
     U.S. Treasury and federal agencies                       1,561         23,644     6.01          1,816       27,620       6.10
     Obligations of states and political subdivisions            85          1,321     6.18             90        1,396       6.25
     Other                                                      887         15,307     6.84            952       16,564       6.98
------------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                           2,533         40,272     6.31          2,858       45,580       6.40
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL EARNING ASSETS                                 17,881        361,921     8.03         17,992      364,838       8.13
------------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                           (311)                                  (310)
Cash and due from banks                                         413                                    417
Other assets                                                  1,472                                  1,448
------------------------------------------------------------------------------------------------------------------------------------
        Total assets                                      $  19,455                                 19,547
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits
     NOW accounts                                         $     344          1,328     1.53            304        1,189       1.57
     Savings deposits                                         4,709         31,395     2.65          4,718       30,636       2.60
     Time deposits                                            7,414        103,525     5.54          7,686      105,500       5.51
     Deposits at foreign office                                 293          3,964     5.36            267        3,562       5.34
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits                      12,760        140,212     4.36         12,975      140,887       4.36
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                         2,069         29,376     5.63          2,207       30,969       5.63
Long-term borrowings                                            861         15,262     7.03            695       12,788       7.38
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL INTEREST-BEARING LIABILITIES                   15,690        184,850     4.67         15,877      184,644       4.66
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                                  1,792                                  1,751
Other liabilities                                               311                                    255
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                    17,793                                 17,883
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                          1,662                                  1,664
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity        $  19,455                                 19,547
------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                    3.36                                   3.47
Contribution of interest-free funds                                                     .57                                    .55
------------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                             $ 177,071     3.93 %                   180,194       4.02 %
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


Item 2. Changes in Securities and Use of Proceeds.
           (Not applicable.)


Item 3. Defaults Upon Senior Securities.
            (Not applicable.)


Item 4. Submission of Matters to a Vote of Security Holders.

         Information concerning the matters submitted to a vote of stockholders at M&T Bank Corporation's Annual Meeting of Stockholders held on April 20, 1999 was previously reported in response to Item 4 of Part II of M&T's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.


Item 5. Other Information.
            (None.)


Item 6. Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed as a part of this report:

         Exhibit
           No.
         -------

         27.1   Financial Data Schedule.  Filed herewith.

         (b) Reports on Form 8-K. The following Current Report on Form 8-K was filed with the Securities and Exchange Commission:

          On June 7, 1999, a Current Report on Form 8-K dated June 1, 1999 was filed to announce the consummation of the merger of FNB Rochester Corp. with and into Olympia Financial Corp., a wholly owned subsidiary of M&T, on June 1, 1999. That Form 8-K also reported that on June 2, 1999, M&T Bank and The Chase Manhattan Bank ("Chase") entered into an agreement providing for M&T Bank's acquisition of 29 Chase branches located in the Binghamton, Elmira, Corning, Buffalo, Jamestown and Albany areas of upstate New York.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       M&T BANK CORPORATION


Date: August 12, 1999              By: /s/ Michael P. Pinto
                                      -------------------------------------
                                       Michael P. Pinto
                                       Executive Vice President
                                       and Chief Financial Officer

                                    EXHIBIT INDEX



Exhibit
  NO.

  27.1      Financial Data Schedule.  Filed herewith.