Form 10-Q
period 1999-09-30
M&T BANK CORP
filed 1999-11-12
CIK 36270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-9861




                              M&T BANK CORPORATION
             (Exact name of registrant as specified in its charter)




                 New York                                    16-0968385
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)




                 One M & T Plaza                                 14203
                Buffalo, New York                             (Zip Code)
               (Address of principal
               executive offices)





                                 (716) 842-5445
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of the registrant's Common Stock, $5 par value, outstanding as of the close of business on November 5, 1999: 7,794,263 shares.

                              M&T BANK CORPORATION

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT                         PAGE
Part I.  FINANCIAL INFORMATION

    Item 1.       Financial Statements.

                  CONSOLIDATED BALANCE SHEET -
                  September 30, 1999 and December 31, 1998                    3

                  CONSOLIDATED STATEMENT OF INCOME -
                  Three and nine months ended
                  September 30, 1999 and 1998                                 4

                  CONSOLIDATED STATEMENT OF CASH FLOWS -
                  Nine months ended September 30, 1999 and 1998               5

                  CONSOLIDATED STATEMENT OF CHANGES IN
                  STOCKHOLDERS' EQUITY - Nine months ended
                  September 30, 1999 and 1998                                 6

                  CONSOLIDATED SUMMARY OF CHANGES IN
                  ALLOWANCE FOR POSSIBLE CREDIT LOSSES -
                  Nine months ended September 30, 1999 and 1998               6

                  NOTES TO FINANCIAL STATEMENTS                               7

    Item 2.       Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations.                                                 14

    Item 3.       Quantitative and Qualitative Disclosures
                  About Market Risk.                                          33


Part II. OTHER INFORMATION                                                    33

    Item 1.       Legal Proceedings.                                          33

    Item 2.       Changes in Securities and Use of Proceeds.                  33

    Item 3.       Defaults Upon Senior Securities.                            33

    Item 4.       Submission of Matters to a Vote of Security
                  Holders.                                                    33

    Item 5.       Other Information.                                          33

    Item 6.       Exhibits and Reports on Form 8-K.                           33

SIGNATURES                                                                    34

EXHIBIT INDEX                                                                 35

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET (Unaudited)

                                                                                             September 30,      December 31,
DOLLARS IN THOUSANDS, EXCEPT PER SHARE                                                           1999              1998
-----------------------------------------------------------------------------------------------------------------------------
Assets                   Cash and due from banks                                             $    517,461         493,792
                         Money-market assets
                            Interest-bearing deposits at banks                                        747             674
                            Federal funds sold and agreements to resell securities                517,381         229,066
                            Trading account                                                       555,007         173,122
                         ----------------------------------------------------------------------------------------------------
                               Total money-market assets                                        1,073,135         402,862
                         ----------------------------------------------------------------------------------------------------
                         Investment securities
                            Available for sale (cost: $1,779,804 at September 30, 1999;
                               $2,578,940 at December 31, 1998)                                 1,742,508       2,583,740
                            Held to maturity (market value: $94,732 at September 30, 1999;
                               $87,365 at December 31, 1998)                                       95,750          87,282
                            Other (market value:  $115,193 at September 30, 1999;
                               $114,542 at December 31, 1998)                                     115,193         114,542
                         ----------------------------------------------------------------------------------------------------
                               Total investment securities                                      1,953,451       2,785,564
                         ----------------------------------------------------------------------------------------------------
                         Loans and leases                                                      17,155,460      16,005,701
                            Unearned discount                                                    (171,837)       (214,171)
                            Allowance for possible credit losses                                 (314,965)       (306,347)
                         ----------------------------------------------------------------------------------------------------
                               Loans and leases, net                                           16,668,658      15,485,183
                         ----------------------------------------------------------------------------------------------------
                         Premises and equipment                                                   169,709         162,842
                         Goodwill and core deposit intangible                                     662,580         546,036
                         Accrued interest and other assets                                        714,307         707,612
                         ----------------------------------------------------------------------------------------------------
                               Total assets                                                  $ 21,759,301      20,583,891
-----------------------------------------------------------------------------------------------------------------------------

Liabilities              Noninterest-bearing deposits                                        $  2,176,130       2,066,814
                         NOW accounts                                                             538,328         509,307
                         Savings deposits                                                       5,345,378       4,830,678
                         Time deposits                                                          7,107,121       7,027,083
                         Deposits at foreign office                                               249,559         303,270
                         ----------------------------------------------------------------------------------------------------
                               Total deposits                                                  15,416,516      14,737,152
                         ----------------------------------------------------------------------------------------------------
                         Federal funds purchased and agreements
                            to repurchase securities                                            1,370,044       1,746,078
                         Other short-term borrowings                                              459,987         483,898
                         Accrued interest and other liabilities                                   920,689         446,854
                         Long-term borrowings                                                   1,774,897       1,567,543
                         ----------------------------------------------------------------------------------------------------
                               Total liabilities                                               19,942,133      18,981,525
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity     Preferred stock, $1 par, 1,000,000 shares authorized,
                            none outstanding                                                         --              --
                         Common stock, $5 par, 15,000,000 shares
                            authorized, 8,101,539 shares issued                                    40,508          40,508
                         Common stock issuable - 8,584 shares at September 30, 1999;                4,025           3,752
                            8,028 shares at December 31, 1998
                         Additional paid-in capital                                               460,246         480,014
                         Retained earnings                                                      1,445,114       1,271,071
                         Accumulated other comprehensive income, net                              (22,078)          2,869
                         Treasury stock - common, at cost -
                            226,804 shares at September  30, 1999;
                            403,769 shares at December 31, 1998                                  (110,647)       (195,848)
                         ----------------------------------------------------------------------------------------------------
                               Total stockholders' equity                                       1,817,168       1,602,366
                         ----------------------------------------------------------------------------------------------------
                               Total liabilities and stockholders' equity                    $ 21,759,301      20,583,891
-----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                                                               Three months ended             Nine months ended
                                                                                   September 30                  September 30
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE                                          1999           1998          1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Interest income      Loans and leases, including fees                       $   336,186       317,568    $   973,002        884,907
                     Money-market assets
                        Deposits at banks                                            25            16             80            386
                        Federal funds sold and agreements
                           to resell securities                                   5,732         1,634         14,936          4,603
                        Trading account                                             355         1,763          2,980          2,368
                     Investment securities
                        Fully taxable                                            28,539        36,959         91,425        102,827
                        Exempt from federal taxes                                 2,220         2,084          6,499          5,757
                     ---------------------------------------------------------------------------------------------------------------
                           Total interest income                                373,057       360,024      1,088,922      1,000,848
------------------------------------------------------------------------------------------------------------------------------------
Interest expense     NOW accounts                                                 1,055         1,328          3,460          3,472
                     Savings deposits                                            30,708        31,395         88,632         84,638
                     Time deposits                                               90,955       103,525        271,029        289,659
                     Deposits at foreign office                                   2,720         3,964          8,906         10,765
                     Short-term borrowings                                       26,886        29,376         75,389         78,942
                     Long-term borrowings                                        27,637        15,262         79,052         36,603
                     ---------------------------------------------------------------------------------------------------------------
                           Total interest expense                               179,961       184,850        526,468        504,079
                     ---------------------------------------------------------------------------------------------------------------
                     NET INTEREST INCOME                                        193,096       175,174        562,454        496,769
                     Provision for possible credit losses                        13,500        10,500         30,500         35,700
                     ---------------------------------------------------------------------------------------------------------------
                     Net interest income after provision
                        for possible credit losses                              179,596       164,674        531,954        461,069
------------------------------------------------------------------------------------------------------------------------------------
Other income         Mortgage banking revenues                                   16,893        16,405         56,980         48,741
                     Service charges on deposit accounts                         20,268        15,940         52,851         41,354
                     Trust income                                                10,227         9,355         30,828         28,778
                     Merchant discount and other credit card fees                 1,906         2,321          5,409         10,889
                     Trading account and foreign exchange gains (losses)            742          (148)        (1,331)         2,137
                     Gain on sales of bank investment securities                  1,355           376          1,575            698
                     Other revenues from operations                              21,108        19,737         65,709         65,357
                     ---------------------------------------------------------------------------------------------------------------
                           Total other income                                    72,499        63,986        212,021        197,954
------------------------------------------------------------------------------------------------------------------------------------
Other expense        Salaries and employee benefits                              71,570        63,520        211,385        191,783
                     Equipment and net occupancy                                 18,617        18,876         54,121         50,233
                     Printing, postage and supplies                               4,877         4,743         13,335         13,342
                     Amortization of goodwill and core deposit intangible        12,538        10,879         34,568         23,579
                     Other costs of operations                                   37,296        40,472        116,502        148,430
                     ---------------------------------------------------------------------------------------------------------------
                           Total other expense                                  144,898       138,490        429,911        427,367
                     ---------------------------------------------------------------------------------------------------------------
                     Income before income taxes                                 107,197        90,170        314,064        231,656
                     Income taxes                                                39,633        33,693        114,556         81,525
                     ---------------------------------------------------------------------------------------------------------------
                     NET INCOME                                             $    67,564        56,477    $   199,508        150,131
------------------------------------------------------------------------------------------------------------------------------------
                     Net income per common share
                        Basic                                               $      8.57          7.09    $     25.57          19.84
                        Diluted                                                    8.29          6.81          24.63          19.01

                     Cash dividends per common share                               1.25          1.00           3.25           2.80

                     Average common shares outstanding
                        Basic                                                     7,880         7,966          7,802          7,566
                        Diluted                                                   8,147         8,288          8,101          7,897

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                           Nine months ended
                                                                                             September 30
DOLLARS IN THOUSANDS                                                                       1999           1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from          Net income                                                   $   199,508        150,131
operating activities     Adjustments to reconcile net income to net cash
                            provided by operating activities
                               Provision for possible credit losses                        30,500         35,700
                               Depreciation and amortization of premises
                                  and equipment                                            20,918         18,936
                               Amortization of capitalized servicing rights                14,840         14,733
                               Amortization of goodwill and core deposit intangible        34,568         23,579
                               Provision for deferred income taxes                         (1,708)        (2,225)
                               Asset write-downs                                            1,342          3,304
                               Net gain on sales of assets                                 (1,416)        (4,257)
                               Net change in accrued interest receivable, payable         (13,208)        12,451
                               Net change in other accrued income and expense              (4,354)        32,927
                               Net change in loans held for sale                          171,853       (141,177)
                               Net change in trading account assets and liabilities       113,068       (141,036)
                         ------------------------------------------------------------------------------------------
                               Net cash provided by operating activities                  565,911          3,066
-------------------------------------------------------------------------------------------------------------------
Cash flows from          Proceeds from sales of investment securities
investing activities        Available for sale                                             89,509        124,553
                            Other                                                           7,223          3,976
                         Proceeds from maturities of investment securities
                            Available for sale                                            981,968        821,178
                            Held to maturity                                               39,620         74,536
                            Other                                                            --            7,930
                         Purchases of investment securities
                            Available for sale                                           (137,940)      (141,230)
                            Held to maturity                                              (39,791)       (34,405)
                            Other                                                          (5,206)       (21,873)
                         Net increase in interest-bearing
                            deposits at banks                                                 (73)          (241)
                         Additions to capitalized servicing rights                        (13,373)        (9,516)
                         Net increase in loans and leases                                (955,840)      (771,606)
                         Proceeds from sale of retail credit card business                   --          189,818
                         Capital expenditures, net                                        (11,191)       (17,207)
                         Acquisitions, net of cash acquired:
                            Banks and bank holding companies                              (51,423)        20,790
                            Deposits and banking offices                                  529,754           --
                         Purchases of bank owned life insurance                              --         (150,000)
                         Other, net                                                        19,099        (13,204)
                         ------------------------------------------------------------------------------------------
                            Net cash provided by investing activities                     452,336         83,499
-------------------------------------------------------------------------------------------------------------------
Cash flows from          Net decrease in deposits                                        (465,505)      (533,682)
financing activities     Net increase (decrease) in short-term borrowings                (399,837)       250,960
                         Proceeds from long-term borrowings                               353,152        500,000
                         Payments on long-term borrowings                                (165,050)        (2,479)
                         Purchases of treasury stock                                       (6,244)      (135,528)
                         Dividends paid - common                                          (25,437)       (21,279)
                         Other, net                                                         2,658         11,168
                         ------------------------------------------------------------------------------------------
                            Net cash provided (used) by financing activities             (706,263)        69,160
                         ------------------------------------------------------------------------------------------
                         Net increase in cash and cash equivalents                    $   311,984        155,725
                         Cash and cash equivalents at beginning of period                 722,858        386,892
                         Cash and cash equivalents at end of period                   $ 1,034,842        542,617
-------------------------------------------------------------------------------------------------------------------
Supplemental             Interest received during the period                          $ 1,086,518      1,004,594
disclosure of cash       Interest paid during the period                                  537,677        500,793
flow information         Income taxes paid during the period                              113,365         48,162
-------------------------------------------------------------------------------------------------------------------
Supplemental schedule of Real estate acquired in settlement of loans                  $     7,422          5,754
noncash investing and    Acquisition of banks and bank holding companies:
financing activities        Common stock issued                                            58,746        587,819
                            Fair value of:
                               Assets acquired (noncash)                                  650,841      5,206,168
                               Liabilities assumed                                        540,672      4,619,715
                               Stock options                                                   --         19,424
-------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Accumulated
                                                                         Common   Additional                      other
                                                  Preferred   Common      stock      paid-in    Retained  comprehensive   Treasury
DOLLARS IN THOUSANDS, EXCEPT PER SHARE                stock    stock   issuable      capital    earnings    income, net      stock
------------------------------------------------------------------------------------------------------------------------------------
1998
Balance - January 1, 1998                       $        --   40,487         --      103,233   1,092,106         12,016    (217,576)
Comprehensive income:
    Net income                                           --       --         --           --     150,131             --         --
    Other comprehensive income,
       net of tax:
       Unrealized losses on investment
          securities, net of reclassification
          adjustment                                     --       --         --           --          --         (5,234)        --

Purchases of treasury stock                              --       --         --           --          --             --    (135,528)
Acquisition of ONBANCorp:
    Common stock issued                                  --       10         --      364,427          --             --     223,382
    Fair value of stock options                          --       --         --       19,424          --             --         --
Stock-based compensation plans:
    Exercise of stock options                            --       11         --       (2,303)         --             --      21,768
    Directors' stock plan                                --       --         --           49          --             --         177
    Deferred bonus plan, net, including
       dividend equivalents                              --       --      3,834           (1)        (16)            --          59
Common stock cash dividends -
    $2.80 per share                                      --       --         --           --     (21,279)            --         --
-----------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1998                    $        --   40,508      3,834      484,829   1,220,942           6,782   (107,718)
-----------------------------------------------------------------------------------------------------------------------------------

1999
Balance - January 1, 1999                       $        --   40,508      3,752      480,014   1,271,071          2,869    (195,848)
Comprehensive income:
    Net income                                           --       --         --           --     199,508             --         --
    Other comprehensive income,
       net of tax:
       Unrealized losses on investment
          securities, net of reclassification
          adjustment                                     --       --         --           --          --        (24,947)        --


Purchases of treasury stock                              --       --         --           --          --             --      (6,244)
Acquisition of FNB Rochester Corp.:
    Common stock issued                                  --       --         --         (718)         --             --      59,464
Stock-based compensation plans:
    Exercise of stock options                            --       --         --      (19,050)         --             --      31,398
    Directors' stock plan                                --       --         --           13          --             --         219
    Deferred bonus plan, net, including
       dividend equivalents                              --       --        273          (13)        (28)            --         364
Common stock cash dividends -
    $3.25 per share                                      --       --         --           --     (25,437)            --          --
-----------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 1999                    $        --   40,508      4,025      460,246   1,445,114        (22,078)   (110,647)
-----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------



DOLLARS IN THOUSANDS, EXCEPT PER SHARE                Total
-------------------------------------------------------------
1998
Balance - January 1, 1998                       $ 1,030,266
Comprehensive income:
    Net income                                      150,131
    Other comprehensive income,
       net of tax:
       Unrealized losses on investment
          securities, net of reclassification
          adjustment                                 (5,234)
                                                 ----------

                                                    144,897
Purchases of treasury stock                        (135,528)
Acquisition of ONBANCorp:
    Common stock issued                             587,819
    Fair value of stock options                      19,424
Stock-based compensation plans:
    Exercise of stock options                        19,476
    Directors' stock plan                               226
    Deferred bonus plan, net, including
       dividend equivalents                           3,876
Common stock cash dividends -
    $2.80 per share                                 (21,279)
-------------------------------------------------------------
Balance - September 30, 1998                    $ 1,649,177
-------------------------------------------------------------
1999
Balance - January 1, 1999                       $ 1,602,366
Comprehensive income:
    Net income                                      199,508
    Other comprehensive income,
       net of tax:
       Unrealized losses on investment
          securities, net of reclassification
          adjustment                                (24,947)
                                                 ----------

                                                    174,561
Purchases of treasury stock                          (6,244)
Acquisition of FNB Rochester Corp.:
    Common stock issued                              58,746
Stock-based compensation plans:
    Exercise of stock options                        12,348
    Directors' stock plan                               232
    Deferred bonus plan, net, including
       dividend equivalents                             596
Common stock cash dividends -
    $3.25 per share                                 (25,437)
-------------------------------------------------------------
Balance - September 30, 1999                    $ 1,817,168
-------------------------------------------------------------



CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR POSSIBLE CREDIT LOSSES (Unaudited)

--------------------------------------------------------------------
                                                 Nine months ended
                                                    September 30
DOLLARS IN THOUSANDS                              1999         1998
--------------------------------------------------------------------
Beginning balance                            $ 306,347      274,656
Provision for possible credit losses            30,500       35,700
Allowance obtained through acquisition           5,636       27,905
Net charge-offs
    Charge-offs                                (41,044)     (41,088)
    Recoveries                                  13,526       12,362
--------------------------------------------------------------------
       Total net charge-offs                   (27,518)     (28,726)
--------------------------------------------------------------------
Ending balance                               $ 314,965      309,535
--------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of M&T Bank Corporation ("M&T") and subsidiaries (referred to collectively as "the Company") were compiled in accordance with the accounting policies set forth in note 1 of Notes to Financial Statements included in the Company's 1998 Annual Report, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature. Certain reclassifications have been made to the 1998 financial statements to conform with the current year presentation.

2.  EARNINGS PER SHARE

The computations of basic earnings per share follow:

                                                        Three months ended        Nine months ended
                                                           September 30              September 30
                                                        1999          1998        1999         1998
                                                        ----          ----        ----         ----
                                                              (in thousands, except per share)
Income available to common stockholders:

     Net income                                        $67,564       56,477      199,508      150,131

Weighted-average shares
 outstanding (including common
  stock issuable)                                        7,880        7,966        7,802        7,566

Basic earnings per share                               $  8.57         7.09        25.57        19.84


        The computations of diluted earnings per share follow:

                                                        Three months ended        Nine months ended
                                                           September 30              September 30
                                                        1999          1998        1999         1998
                                                        ----          ----        ----         ----
                                                              (in thousands, except per share)
Income available to common
 stockholders                                          $67,564       56,477      199,508      150,131
Weighted-average shares
 outstanding (including common
  stock issuable)                                        7,880        7,966        7,802        7,566
Plus: incremental shares from
 assumed conversions of
 stock options                                             267          322          299          331
                                                       -------       ------      -------      -------
Adjusted weighted-average shares
 outstanding                                             8,147        8,288        8,101        7,897

Diluted earnings per share                             $  8.29         6.81        24.63        19.01

3.  COMPREHENSIVE INCOME

The following table displays the components of other comprehensive income:

                                       NINE MONTHS ENDED SEPTEMBER 30, 1999

                                           Before-tax     Income
                                             amount        taxes        Net
                                             -------      -------     -------
                                                       (in thousands)
Unrealized losses on investment securities:
   Unrealized holding
    losses during period                    $(40,521)     (16,510)    (24,011)
   Less: reclassification
    adjustment for gains
    realized in net income                     1,575          639         936
                                             -------      -------     -------
   Net unrealized losses                    $(42,096)     (17,149)    (24,947)
                                            ========      =======     =======

                                        NINE MONTHS ENDED SEPTEMBER 30, 1998

                                           Before-tax     Income
                                             Amount        Taxes       Net
                                             -------      -------     -------
                                                      (in thousands)
Unrealized losses on investment securities:
   Unrealized holding
    losses during period(a)                 $(8,112)      (3,291)     (4,821)
   Less: reclassification
    adjustment for gains
    realized in net income                      698          285         413
                                            -------       -------     -------
   Net unrealized losses                    $(8,810)      (3,576)     (5,234)
                                            =======       ======      ======


(a) Including the effect of the contribution of appreciated investment securities described in note 4.

4.  CONTRIBUTION OF APPRECIATED INVESTMENT SECURITIES

In January 1998, M&T contributed appreciated investment securities with a fair value of $24.6 million to an affiliated, tax-exempt private charitable foundation. As a result of this transfer, the Company recognized tax-exempt other income of $15.3 million and incurred charitable contributions expense of $24.6 million that are included in the Consolidated Statement of Income in "Other revenues from operations" and "Other costs of operations," respectively. The transfer provided an income tax benefit of approximately $10.0 million and, accordingly, resulted in an after-tax increase in net income of $0.7 million.

5.  ACQUISITIONS

On September 24, 1999, Manufacturers and Traders Trust Company ("M&T Bank"), M&T's principal banking subsidiary, acquired 29 upstate New York branches from The Chase Manhattan Bank ("Chase"). Acquired loans and deposits totaled approximately $44 million and $634 million, respectively, on September 24, 1999. In addition, on September 30, 1999 M&T Bank acquired from Chase investment management and custody accounts associated with the branches having assets of approximately $286 million. Chase has also agreed to transfer up to approximately $195 million of other trust and fiduciary account assets to M&T Bank following the receipt of required regulatory and court approvals. It is expected that this transfer will be completed at or about the end of March 2000. In connection with the acquisition, the Company recorded approximately $55 million of goodwill and core deposit intangible. The goodwill is being amortized on a straight-line basis over five years and the core deposit intangible is being amortized on an accelerated basis over seven years.

On June 1, 1999, M&T consummated the merger of FNB Rochester Corp.("FNB"), a bank holding company headquartered in Rochester, New York, with and into Olympia Financial Corp. ("Olympia"), a wholly owned subsidiary of M&T. Following the merger with FNB, First National Bank of Rochester, a wholly owned subsidiary of FNB, was merged into M&T Bank. In accordance with the terms of the merger agreements with FNB, M&T paid $76.3 million in cash and issued 122,516 shares of M&T common stock in exchange for FNB shares outstanding at the time of the acquisition. The purchase price of the transaction was approximately $135.0 million based on the cash paid to FNB stockholders and the market price of M&T common shares on December 8, 1998 before the terms of the merger were agreed to and announced by M&T and FNB. Acquired assets, loans and deposits of FNB on June 1, 1999 totaled approximately $676 million, $393 million and $511 million, respectively. The transaction was accounted for as a purchase and, accordingly, operations acquired from FNB have been included in the Company's financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $98 million of goodwill and core deposit intangible. The goodwill is being amortized on a straight-line basis over twenty years and the core deposit intangible is being amortized on an accelerated basis over eight years.

In connection with the transactions described in the two preceding paragraphs, the Company incurred expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the Company of approximately $2.2 million ($1.3 million net of applicable income taxes) and $4.7 million ($3.0 million net of applicable income taxes) during the three-month and nine-month periods ended September 30, 1999, respectively.

On April 1, 1998, M&T consummated the merger of ONBANCorp, Inc. ("ONBANCorp") with and into Olympia. Following the merger with ONBANCorp, OnBank & Trust Co., Syracuse, New York, and Franklin First Savings Bank, Wilkes-Barre, Pennsylvania, both wholly owned subsidiaries of ONBANCorp, were merged with and into M&T Bank.

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

Acquired assets, loans and deposits of ONBANCorp on April 1, 1998 totaled approximately $5.5 billion, $3.0 billion and $3.8 billion, respectively. The transaction was accounted for as a purchase and, accordingly, operations acquired from ONBANCorp have been included in the Company's financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $501 million of goodwill and $61 million of core deposit intangible. The goodwill is being amortized on a straight-line basis over twenty years and the core deposit intangible is being amortized on an accelerated basis over ten years. The Company incurred expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the Company of approximately $21.3 million ($14.0 million net of applicable income taxes) during 1998. The expenses were incurred during the first nine months of 1998 including approximately $3.0 million ($1.8 million net of applicable income taxes) during the three-month period ended September 30, 1998.


6. BORROWINGS

In January 1997, First Empire Capital Trust I ("Trust I"), a Delaware business trust organized by the Company on January 17, 1997, issued $150 million of 8.234% preferred capital securities. In June 1997, First Empire Capital Trust II ("Trust II"), a Delaware business trust organized by the Company on May 30, 1997, issued $100 million of 8.277% preferred capital securities. As a result of the ONBANCorp acquisition, the Company assumed responsibility for similar preferred capital securities previously issued by a special-purpose entity formed by ONBANCorp. In February 1997, OnBank Capital Trust I ("OnBank Trust I" and, together with Trust I and Trust II, the "Trusts"), a Delaware business trust organized by ONBANCorp on January 24, 1997, issued $60 million of 9.25% preferred capital securities. Including the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of ONBANCorp, the preferred capital securities of OnBank Trust I had a financial statement carrying value of approximately $69 million at September 30, 1999 and December 31, 1998.

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

7. SEGMENT INFORMATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," reportable segments have been determined based upon the Company's internal profitability reporting system, which is organized by strategic business units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking.

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

                                            THREE MONTHS ENDED SEPTEMBER 30
                                            1999                       1998
                                           INTER-     NET                 INTER-    NET
                               TOTAL      SEGMENT   INCOME    TOTAL      SEGMENT   INCOME
                              REVENUES(a) REVENUES  (LOSS)   REVENUES(a) REVENUES  (LOSS)
                              --------    --------  ------   --------    --------  ------
                                                     (in thousands)
Commercial Banking           $ 47,561         102   17,406     41,473       178    17,818

Commercial
 Real Estate                   32,103         293   16,258     29,351       324    14,296

Discretionary
 Portfolio                     19,204        (167)  10,351     15,156      (570)    8,706

Residential
 Mortgage Banking              31,594       7,272    4,599     34,941    12,069     4,576

Retail Banking                119,255       1,984   29,554    113,775     1,466    30,427

All Other                      15,878      (9,484) (10,604)     4,464   (13,467)  (19,346)
                             --------      ------  -------    -------   -------   -------

Total                        $265,595          --   67,564    239,160        --    56,477
                             ========      ======  =======    =======   =======   =======

                                            NINE MONTHS ENDED SEPTEMBER 30
                                            1999                       1998
                                           INTER-     NET                 INTER-    NET
                               TOTAL      SEGMENT   INCOME    TOTAL      SEGMENT   INCOME
                              REVENUES(a) REVENUES  (LOSS)   REVENUES(a) REVENUES  (LOSS)
                              --------    --------  ------   --------    --------  ------
                                                     (in thousands)

Commercial Banking           $138,285         326   58,068    116,349       448    50,314

Commercial
 Real Estate                   92,548         971   47,147     87,048       968    44,698

Discretionary
 Portfolio                     51,256        (979)  27,862     43,519    (1,406)   22,283

Residential
 Mortgage Banking             103,360      26,205   17,551     99,652    33,191    14,826

Retail Banking                335,118       6,497   80,715    310,242     4,860    74,746

All Other                      53,908    (33,020)  (31,835)    37,913   (38,061)  (56,736)
                             --------      ------  -------    -------   -------   -------

Total                        $774,475         --   199,508    694,723        --   150,131
                             ========      ======  =======    =======   =======   =======

(a) Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company's internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The taxable-equivalent adjustment aggregated $1,964,000 and $1,897,000 for the three-month periods ended September 30, 1999 and 1998, respectively, and $5,627,000 and $5,217,000 for the nine-month periods ended September 30, 1999 and 1998, respectively, and is eliminated in "All Other" total revenues. Total revenues in "All Other" for the nine months ended September 30, 1998 include the impact of the contribution of appreciated investment securities described in note 4. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

                              AVERAGE TOTAL ASSETS
                          NINE MONTHS ENDED  YEAR ENDED
                            SEPTEMBER 30,    DECEMBER 31,
                           1999       1998       1998
                           ----       ----       ----
                                      (in millions)

Commercial Banking        $ 4,189     3,473     3,653

Commercial Real Estate      4,028     3,559     3,527

Discretionary Portfolio     6,763     5,731     6,025

Residential Mortgage
 Banking                      642       551       581

Retail Banking              4,166     3,702     3,781

All Other                     902       690       742
                          -------     -----     -----

Total                     $20,690    17,706    18,309
                          =======    ======    ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW

M&T Bank Corporation ("M&T") earned $67.6 million or $8.29 of diluted earnings per common share in the third quarter of 1999, increases of 20% and 22%, respectively, from the year-earlier quarter when net income was $56.5 million or $6.81 of diluted earnings per common share. Net income was $65.0 million or $8.00 of diluted earnings per common share in the second quarter of 1999. Basic earnings per common share rose 21% to $8.57 in the recent quarter from $7.09 in the third quarter of 1998 and were up 3% from $8.35 earned in the second quarter of 1999. The after-tax impact of nonrecurring acquisition-related expenses associated with the merger and acquisition activity described below was $1.3 million ($2.2 million pre-tax) or $.15 of diluted earnings per share and $.16 of basic earnings per share in the third quarter of 1999, compared with $1.8 million ($3.0 million pre-tax) or $.21 of diluted earnings per share and $.22 of basic earnings per share in the year-earlier quarter and $1.7 million ($2.5 million pre-tax) or $.21 of diluted earnings per share and $.22 of basic earnings per share in the second quarter of 1999.

        For the nine months ended September 30, 1999, net income was $199.5 million or $24.63 per diluted share, up 33% and 30%, respectively, from $150.1 million or $19.01 per diluted share during the first nine months of 1998. Basic earnings per share rose to $25.57 in the first nine months of 1999 from $19.84 in the similar 1998 period. Nonrecurring merger-related expenses lowered net income during the first three quarters of 1999 by $3.0 million and diluted and basic earnings per share by $.37 and $.38, respectively. Similar expenses in the first nine months of 1998 lowered net income by $14.0 million and reduced diluted and basic earnings per share by $1.77 and $1.85, respectively.

        The annualized rate of return on average total assets for M&T and its consolidated subsidiaries ("the Company") in the third quarter of 1999 was 1.27%, up from 1.15% in the year-earlier quarter and equal to 1999's second quarter. The annualized return on average common stockholders' equity was 14.97% in the recent quarter, compared with 13.48% in the third quarter of 1998 and 15.23% in the second quarter of 1999. During the first nine months of 1999, the annualized rates of return on average assets and average common stockholders' equity were 1.29% and 15.56%, respectively, compared with 1.13% and 13.73%, respectively, in the corresponding 1998 period. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.29% and 15.25%, respectively, during the recent quarter, compared with 1.19% and 13.91%, respectively, during the third quarter of 1998. On the same basis, the annualized returns on average assets and average common equity during the first nine months of 1999 were 1.31% and 15.79%, respectively, compared with 1.24% and 15.01%, respectively, during the comparable period in 1998.

        On September 24, 1999, Manufacturers and Traders Trust Company ("M&T Bank"), the principal commercial bank subsidiary of M&T, completed the acquisition of 29 upstate New York branches from The Chase Manhattan Bank ("Chase"). The branches had approximately $634 million of deposits and approximately $44 million of retail installment and small business loans at the closing. In addition, on September 30, 1999 M&T Bank acquired investment management and custody accounts having assets of approximately $286 million. Chase has also agreed to transfer up to approximately $195 million of other trust and fiduciary account assets to M&T Bank following the receipt of required regulatory and court approvals. It is expected that this transaction will be completed at or about the end of March 2000. The impact of this acquisition on the Company's financial results for the third quarter of 1999 was not significant.

         On June 1, 1999, M&T completed the acquisition of FNB Rochester Corp. ("FNB"), a bank holding company headquartered in Rochester, New York.

Immediately after the acquisition, FNB's banking subsidiary, First National Bank of Rochester, which had 17 banking offices in western and central New York State, was merged with and into M&T Bank. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operations of FNB have been included in the financial results of the Company since the acquisition date. FNB's stockholders received $76.3 million in cash and 122,516 shares of M&T common stock in exchange for FNB shares outstanding at the time of acquisition. Assets acquired totaled approximately $676 million and included loans and leases of $393 million and approximately $98 million of goodwill and core deposit intangible. Liabilities assumed on June 1 were approximately $541 million and included $511 million of deposits.

         Nonrecurring expenses related to systems conversions and other costs of integrating and conforming the acquired operations described in the two preceding paragraphs with and into M&T Bank totaled $2.2 million ($1.3 million after-tax) and $4.7 million ($3.0 million after-tax) during the three-month and nine-month periods ended September 30, 1999, respectively. Merger-related expenses incurred in 1998 related to the April 1, 1998 merger with ONBANCorp, Inc. ("ONBANCorp") totaled $3.0 million ($1.8 million after-tax) and $21.3 million ($14.0 million after-tax) during the three-month and nine-month periods ended September 30, 1998, respectively.


CASH OPERATING RESULTS

As a result of the acquisitions of the Chase branches, FNB and ONBANCorp and, to a significantly lesser extent, acquisitions of other entities in prior years, M&T had recorded as assets at September 30, 1999 goodwill and core deposit intangible totaling $663 million. Since the amortization of goodwill and core deposit intangible does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a "cash" (or "tangible") basis (which excludes the after-tax effect of amortization of goodwill and core deposit intangible and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein do not exclude the effect of other non-cash operating expenses such as depreciation, provision for possible credit losses, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis data does, however, exclude the after-tax impact of nonrecurring merger-related expenses associated with the acquisitions of the Chase branches, FNB and ONBANCorp.

         Cash net income rose 18% to $79.7 million in the third quarter of 1999 from $67.7 million in the year-earlier quarter. Diluted cash earnings per share for the recent quarter were $9.78, up 20% from $8.17 in the third quarter of 1998. Cash net income and diluted cash earnings per share were $76.5 million and $9.41, respectively, in the second 1999 quarter. For the first nine months of 1999, cash net income and diluted cash earnings per share were $232.6 million and $28.71, respectively, up 26% and 23%, respectively, from $184.6 million and $23.37 in the corresponding 1998 period.

         On an annualized basis, cash return on average tangible assets was 1.54% in the recent quarter, compared with 1.42% in the third quarter of 1998 and 1.53% in the second quarter of 1999. Cash return on average tangible common equity was an annualized 26.43% in the third quarter of 1999, compared with 23.90% in the year-earlier quarter and 26.13% in the second 1999 quarter. For the first nine months of 1999, the annualized cash return on average tangible assets and average tangible common stockholders' equity was 1.54% and 26.72%, respectively, compared with 1.42% and 22.59%, respectively, in the corresponding 1998 period. Including the effect of merger-related expenses, the annualized cash return on average tangible assets for the third quarter of 1999 and 1998 was 1.51% and 1.38%, respectively, and the annualized cash return on average tangible common stockholders' equity was 26.00% and 23.28%, respectively.

TAXABLE-EQUIVALENT NET INTEREST INCOME

Net interest income expressed on a taxable-equivalent basis was $195.1 million in the third quarter of 1999, up 10% from $177.1 million in the year-earlier quarter and 3% above the $189.9 million earned in the second quarter of 1999. Growth in average loans and leases was the most significant factor contributing to the improvement in net interest income. Average loans and leases rose $1.6 billion, or 10%, to $16.7 billion in the third quarter of 1999 from $15.1 billion in the year-earlier quarter. Average loans and leases in the recent quarter were $622 million, or 4%, higher than the second quarter of 1999, due in part to the impact of the FNB transaction. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.


AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

                                                    Percent increase
                                                     (decrease) from
                                     3rd Qtr.      3rd Qtr.    2nd Qtr.
                                       1999          1998        1999
                                     --------      --------    ------
Commercial, financial, etc.          $ 3,374         15 %         5 %
Real estate - commercial               6,039         16           5
Real estate - consumer                 4,224          4           1
Consumer
   Automobile                          1,445          1           -
   Home equity                           830         12           7
   Credit cards                           10        (86)         (5)
   Other                                 756         12           7
                                     --------      --------    ------
    Total consumer                     3,041          4           4
                                     --------      --------    ------
        Total                        $16,678         10 %         4 %
                                     --------      --------    ------
                                     --------      --------    ------


         For the first nine months of 1999, taxable-equivalent net interest income rose 13% to $568.1 million from $502.0 million in the corresponding 1998 period. An increase in average loans and leases of $2.3 billion, including the full nine-month effect in 1999 of loans acquired in the April 1, 1998 ONBANCorp transaction, was the leading factor contributing to this improvement.

         Investment securities averaged $2.0 billion in 1999's third quarter, down from $2.5 billion in the third quarter of 1998 and $2.1 billion in the second quarter of 1999. The investment securities portfolio is largely comprised of mortgage-backed securities, collateralized mortgage obligations, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to prepayment and other risks assumed. The Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security. Money-market assets averaged $458 million in the recent quarter, compared with $224 million in the third quarter of 1998 and $516 million in the second quarter of 1999. In general, the size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and the management of balance sheet size and resulting capital ratios.

         As a result of the changes described herein, average earning assets rose to $19.2 billion in the third quarter of 1999, up 7% from $17.9 billion in the third quarter of 1998. Average earning assets were $18.6 billion in the second quarter of 1999 and aggregated $18.8 billion and $16.4 billion for the nine months ended September 30, 1999 and 1998, respectively.

         Core deposits represent the most significant source of funding to the Company and generally carry lower interest rates than wholesale funds of comparable maturities. Such deposits consist of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000. The Company's branch network is the principal source of core deposits, which also include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association ("M&T Bank, N.A."), a wholly owned bank subsidiary of M&T. Core deposits averaged $11.9 billion in the third quarter of 1999, compared with $11.4 billion in the year-earlier quarter and $11.6 billion in the second quarter of 1999. Core deposits obtained on June 1 in the acquisition of FNB were approximately $480 million. Core deposits obtained in the acquisition of the former Chase branches were approximately $550 million on September 24. However, these latter deposits had little impact on average core deposits in the recent quarter. The accompanying table provides an analysis of quarterly changes in the components of average core deposits. For the nine months ended September 30, 1999 and 1998, core deposits averaged $11.6 billion and $10.5 billion, respectively.


AVERAGE CORE DEPOSITS
Dollars in millions

                                                     Percent increase
                                                     (decrease) from
                                     3rd Qtr.      3rd Qtr.    2nd Qtr.
                                       1999          1998       1999
                                     --------      --------    ------
NOW accounts                         $   368          7 %        (1)%
Savings deposits                       5,244         11           4
Time deposits less than $100,000       4,345         (6)          2
Noninterest-bearing deposits           1,982         11           5
                                     --------      --------    ------
    Total                            $11,939          4 %         3 %
                                     --------      --------    ------
                                     --------      --------    ------


         Supplementing core deposits, the Company obtains funding through domestic time deposits of $100,000 or more, deposits originated through M&T Bank's offshore branch office, and brokered certificates of deposit. Brokered deposits have been used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $1.1 billion during the third quarter of 1999 and totaled $1.1 billion at September 30, 1999, compared with an average balance of $1.4 billion during the comparable 1998 period and a total balance of $1.4 billion at September 30, 1998. Brokered deposits averaged $1.2 billion in the second quarter of 1999. The weighted average remaining term to maturity of brokered deposits at September 30, 1999 was 1.4 years. However, certain of the deposits have provisions that allow early redemption. In connection with the Company's management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms similar to the amounts and terms of the brokered deposits. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

         The Company also uses borrowings from banks, securities dealers, Federal Home Loan Banks ("FHLB") and others as sources of funding. Short-term borrowings averaged $2.1 billion in the third quarter of 1999, unchanged from the comparable 1998 quarter, but up from $1.9 billion in the second quarter of 1999. Long-term borrowings averaged $1.8 billion in the second and third quarters of 1999 and $861 million in the third quarter of 1998. Included in long-term borrowings during the second and third quarters of 1999 were $1.3 billion of FHLB borrowings, compared with $348 million in the third quarter of 1998. Long-term borrowings also include $319 million of trust preferred securities and $175 million of subordinated capital notes. Further information regarding the trust preferred securities is provided in note 6 of Notes to Financial Statements.

         Net interest income is impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as well as changes in interest rates and spreads. The yield on earning assets decreased 27 basis points (hundredths of one percent) to 7.76% in the third quarter of 1999 from 8.03% in the corresponding quarter of 1998. The rate paid on interest-bearing liabilities in the recent quarter was 4.27%, down 40 basis points from 4.67% in the third quarter of 1998. The declines in the recent quarter's yields on earning assets and rates paid on interest-bearing liabilities were due to generally lower interest rates when compared with the corresponding 1998 quarter. As a result of the changes described above, net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.49% in the third quarter of 1999, up 13 basis points from 3.36% in the year-earlier quarter. The net interest spread was 3.56% in the second quarter of 1999 when the yield on earning assets was 7.77% and the rate paid on interest-bearing liabilities was 4.21%. Increases in interest rates as a result of action taken by the Federal Reserve during the third quarter of 1999 contributed to the 6 basis point increase in the cost of interest-bearing liabilities and the resultant narrowing of the net interest spread.

         Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders' equity, partially offset by goodwill and core deposit intangible, bank-owned life insurance, and other non-earning assets. Net interest-free funds contributed .54% to net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, in the third quarter of 1999, compared with .57% in the corresponding 1998 quarter and .53% in the second quarter of 1999. Average net interest-free funds totaled $2.5 billion in the third quarter of 1999, up from $2.2 billion a year earlier and $2.3 billion in the second 1999 quarter.

         As a result of the changes described above, the Company's net interest margin was 4.03% in the recent quarter, up from 3.93% in the third quarter of 1998, but down from 4.09% in the second quarter of 1999. During the first nine months of 1999 and 1998, the net interest margin was 4.03% and 4.09%, respectively.

         Interest rate swap agreements are utilized by the Company as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the portfolios of earning assets and interest-bearing liabilities. Revenue and expense arising from these agreements are reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements used as part of the Company's management of interest rate risk in effect at September 30, 1999 and 1998 was $1.7 billion and $2.5 billion, respectively. Under the terms of these swaps, the Company generally receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under the terms of $82 million of swaps, the Company pays a fixed rate of interest and receives a variable rate. At September 30, 1999, the weighted average rates to be received and paid under interest rate swap agreements were 6.38% and 5.40%, respectively. The Company had also entered into forward-starting swaps as of September 30, 1999, with an aggregate notional amount of $391 million in which the Company will pay a fixed rate of interest and receive a variable rate. The forward-starting swaps had no effect on the Company's net interest income through September 30, 1999. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

                                                 THREE MONTHS ENDED SEPTEMBER 30
                                         ----------------------------------------------
                                                 1999                       1998
                                         -------------------         ------------------
                                          AMOUNT     RATE *           AMOUNT    RATE *
                                         ---------  --------         --------  --------
Increase (decrease) in:
      Interest income                    $   2,786       .06 %       $    688      .02 %
      Interest expense                      (3,148)     (.07)          (2,859)     (.07)
                                         ---------                   --------
      Net interest
        income/margin                    $   5,934       .12 %       $  3,547      .08 %
                                         =========       ===         ========      ===
Average notional
      amount **                         $1,712,328                 $2,538,794
                                        ==========                 ==========

                                                 NINE MONTHS ENDED SEPTEMBER 30
                                         ----------------------------------------------
                                                 1999                       1998
                                         -------------------         ------------------
                                           AMOUNT    RATE *           AMOUNT    RATE *
                                         ---------  --------         --------  --------
Increase (decrease) in:
      Interest income                    $  10,869      .08 %        $  1,378      .01 %
      Interest expense                     (11,796)    (.10)           (9,193)    (.09)
                                         ---------                   --------
      Net interest
        income/margin                    $  22,665      .16 %        $ 10,571      .09 %
                                         =========      ===          ========      ===
Average notional
      amount **                         $2,032,302                 $2,530,748
                                        ==========                 ==========



 * COMPUTED AS AN ANNUALIZED PERCENTAGE OF AVERAGE EARNING ASSETS OR INTEREST-BEARING LIABILITIES.
 **  EXCLUDES FORWARD-STARTING INTEREST RATE SWAPS.

         The Company estimates that as of September 30, 1999 it would have received approximately $24 million if all interest rate swap agreements entered into for interest rate risk management purposes had been terminated, compared with $31 million a year earlier and $23 million at December 31, 1998. The estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not recorded in the consolidated financial statements.

         The Company is exposed to various risks as a financial intermediary, including liquidity and market risk. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Accordingly, a critical element in managing a financial institution is ensuring that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating expenses, and to be used for other corporate purposes. Deposits and borrowings, maturities of investment securities and money-market assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T's banking subsidiaries have access to additional funding sources through membership in the FHLB, as well as other available borrowing facilities. M&T has historically utilized dividend payments from its banking subsidiaries, which are subject to various regulatory limitations, to pay for operating expenses, shareholder dividends and treasury stock repurchases. These historical sources of cash flows were augmented, in 1997, by the proceeds from issuance of $250 million of trust preferred securities. M&T also maintains a $25 million line of credit with an unaffiliated commercial bank, all of which was available for borrowing at September 30, 1999.

         Management does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either M&T or its subsidiary banks. Furthermore, management closely monitors the Company's liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. The Company has also completed a liquidity contingency plan in anticipation of the Year 2000, which is discussed under the heading "Year 2000
Initiatives."

         Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company's financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Company to interest rate risk, which occurs when assets and liabilities reprice at different times as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and off-balance sheet financial instruments. Management's philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of both on- and off-balance sheet financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of mortgage-related assets and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analyses of market values of the Company's financial instruments.

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

         The accompanying table as of September 30, 1999 and December 31, 1998 displays the estimated impact on net interest income from non-trading financial instruments resulting from changes in interest rates during the first modeling year.


SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
(dollars in thousands)                      Calculated increase (decrease)
                                           in projected net interest income
CHANGES IN INTEREST RATES               September 30, 1999  December 31, 1998
-------------------------               ------------------  -----------------
+200 basis points                         $    (2,257)           (7,668)
+100 basis points                              (2,453)              335
-100 basis points                              (1,077)            5,161
-200 basis points                              (3,624)            4,498


         Many assumptions are utilized in calculating the impact of changes in interest rates on net interest income, including prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes and loan and deposit volumes, pricing and maturities. The Company also assumes gradual changes in interest rates of 100 and 200 basis points up and down during a twelve-month period. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions, as well as any actions, such as those previously described, which management may take to counter these changes.

         The Company engages in trading activities to meet the financial needs of customers and to profit from perceived market opportunities. Trading activities are conducted utilizing financial instruments that include forward and futures contracts related to foreign currencies and mortgage-backed securities, U.S. Treasury and other government securities, and interest rate contracts, such as swaps. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions as well as the type of trading activities conducted by the Company are subject to a well-defined series of potential loss exposure limits established by the Asset-Liability Committee.

         The notional amounts of interest rate contracts and foreign exchange and other option and futures contracts totaled $1.5 billion and $.6 billion, respectively, at September 30, 1999, $1.5 billion and $2.2 billion, respectively, at September 30, 1998, and $.4 billion and $2.0 billion, respectively, at December 31, 1998. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. Given the Company's policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material as of September 30, 1999 and December 31, 1998.


PROVISION FOR POSSIBLE CREDIT LOSSES

The purpose of the provision for possible credit losses is to adjust the Company's allowance for possible credit losses to a level that is adequate to absorb losses inherent in the loan and lease portfolio. The provision for possible credit losses in the third quarter of 1999 was $13.5 million, up from $10.5 million in the corresponding 1998 quarter and $8.5 million in 1999's second quarter. Net loan charge-offs totaled $12.9 million in the recent quarter, compared with $11.8 million in the year-earlier quarter and $6.5 million in 1999's second quarter. The increase in charge-offs from the second quarter of 1999 was due to a $6.2 million partial charge-off of a commercial loan in the recent quarter. Net charge-offs as an annualized percentage of average loans and leases were .31% in the third quarter of 1999, equal to the corresponding 1998 quarter, but up from .16% in the second quarter of 1999. Net charge-offs of consumer loans in the recent quarter were $5.1 million, equal to 1999's second quarter, but down from $8.5 million in the third quarter of 1998. Net consumer loan charge-offs as an annualized percentage of average consumer loans and leases were .66% in the recent quarter, compared with 1.16% in the third quarter of 1998 and .69% in 1999's second quarter. Net charge-offs of credit card balances included in net consumer loan charge-offs were $141 thousand and $4.6 million in the third quarter of 1999 and 1998, respectively, and $89 thousand in the second quarter of 1999. The Company sold its retail credit card business in July 1998. For the nine months ended September 30, 1999 and 1998, the provision for possible credit losses was $30.5 million and $35.7 million, respectively. Through September 30, net charge-offs were $27.5 million in 1999 and $28.7 million in 1998, representing .23% and .28%, respectively, of average loans and leases. Consumer loan net charge-offs totaled $15.5 million and $25.6 million during the nine months ended September 30, 1999 and 1998, respectively. Net credit card charge-offs were $493 thousand during the first three quarters of 1999 and $13.8 million during the corresponding 1998 period.

         Nonperforming loans totaled $116.3 million or .68% of total loans and leases outstanding at September 30, 1999, compared with $119.2 million or .79% at September 30, 1998, $117.0 million or .74% at December 31, 1998, and $108.4 million or .66% at June 30, 1999. The increase in nonperforming loans from June 30, 1999 was largely the result of the inclusion of the remaining $10 million carrying value of the partially charged off commercial loan discussed in the preceding paragraph. Nonperforming commercial real estate loans were $16.9 million at September 30, 1999, $18.7 million at September 30, 1998, $17.8 million at December 31, 1998, and $18.9 million at June 30, 1999. Nonperforming consumer loans and leases totaled $24.0 million at September 30, 1999, compared with $27.6 million at September 30, 1998, $25.8 million at December 31, 1998, and $17.8 million at June 30, 1999. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .78% at September 30, 1999, .96% at September 30, 1998, .89% at December 31, 1998 and .59% at June 30, 1999. The remaining nonperforming loans consisted largely of residential mortgage loans and, to a lesser extent, commercial loans. Assets acquired in settlement of defaulted loans were $10.2 million at September 30, 1999, $11.1 million at both September 30 and December 31, 1998 and $10.1 million at June 30, 1999.

         A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.


NONPERFORMING ASSETS
Dollars in thousands

                                                        1999 Quarters                           1998 Quarters

                                                  Third     Second    First                  Fourth       Third
                                                  -----     ------    -----                  ------       -----
Nonaccrual loans                               $ 77,716     68,285    69,393                 70,999       73,778
Loans past due
  90 days or more                                29,618     31,988    37,988                 37,784       37,746
Renegotiated loans                                8,958      8,146     8,014                  8,262        7,656
                                                -------    -------   -------                -------      -------
Total nonperforming loans                       116,292    108,419   115,395                117,045      119,180
Real estate and other
  assets owned                                   10,237     10,108    11,052                 11,129       11,106
                                               --------    -------   -------                -------      -------
Total nonperforming assets                     $126,529    118,527   126,447                128,174      130,286
                                               ========    =======   =======                =======      =======

Government guaranteed
  nonperforming loans*                         $ 16,137     14,618    13,368                 14,316       13,776
                                               ========    =======   =======                =======      =======
Nonperforming loans
  to total loans and leases,
  net of unearned discount                          .68%       .66%      .73%                   .74%         .79%
Nonperforming assets
  to total net loans and
  leases and real estate
  and other assets owned                            .74%       .72%      .80%                   .81%         .86%
                                                    ===        ===       ===                    ===          ===


* INCLUDED IN TOTAL NONPERFORMING LOANS.


         The allowance for possible credit losses was $315.0 million, or 1.85% of total loans and leases at September 30, 1999, compared with $309.5 million or 2.04% a year earlier, $306.3 million or 1.94% at December 31, 1998 and $314.4 million or 1.90% at June 30, 1999. The ratio of the allowance for possible credit losses to nonperforming loans was 271% at the most recent quarter-end, compared with 260% a year earlier, 262% at December 31, 1998 and 290% at June 30, 1999. The decline in the allowance as a percentage of total loans at September 30, 1999 reflects management's evaluation of the loan and lease portfolio, the July 1998 sale of the retail credit card business, the relatively favorable economic environment for many commercial borrowers, and other factors. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Given the concentration of commercial real estate loans in the Company's loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular, coupled with the amount of commercial and industrial loans to businesses in New York State outside of the New York City metropolitan area and significant growth in recent years in loans to individual consumers, management cautiously evaluated the impact of interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when assessing the adequacy of the Company's allowance for possible credit losses as of September 30, 1999. Based upon the results of such review, management believes that the allowance for possible credit losses at September 30, 1999 was adequate to absorb credit losses from existing loans and leases.


OTHER INCOME

Other income totaled $72.5 million in the third quarter of 1999, compared with $64.0 million in the year-earlier quarter and $66.8 million in the second quarter of 1999. Growth in fees earned from deposit services was a significant factor contributing to the increases. Higher profits from trading account and foreign exchange activities also contributed to the increase from the second to the third quarter of 1999.

         Mortgage banking revenues totaled $16.9 million in the recent quarter, compared with $16.4 million in the year-earlier quarter and $18.6 million in the second quarter of 1999. The decline from the second 1999 quarter reflects a decrease in gains from sales of loans and loan servicing rights which totaled $9.0 million in the third quarter of 1999, $8.1 million in the corresponding 1998 quarter and $10.7 million in 1999's second quarter. Residential mortgage loans originated for sale to other investors during the third quarter of 1999 were $691 million, compared with $710 million in 1998's third quarter and $663 million in the second quarter of 1999. Residential mortgage loans held for sale totaled $273 million at September 30, 1999, $331 million at September 30, 1998, $445 million at December 31, 1998, and $292 million at June 30, 1999. Residential mortgage loan servicing fees were $6.5 million in the third quarter of 1999, compared with $7.3 million in the third quarter of 1998 and $6.6 million in the second quarter of 1999. Residential mortgage loans serviced for others totaled $7.1 billion at September 30, 1999, compared with $7.5 billion at September 30, 1998 and $7.3 billion at December 31, 1998. Capitalized servicing assets were $60 million and $64 million at September 30, 1999 and 1998, respectively, and $62 million at December 31, 1998.

         Reflecting a third quarter 1999 increase in fees, service charges on deposit accounts rose to $20.3 million in the recent quarter from $15.9 million in the corresponding quarter of 1998 and $16.7 million in the second quarter of 1999. Trust income was $10.2 million in the third quarter of 1999, up from $9.4 million a year earlier, but little changed from the previous quarter. Merchant discount and credit card fees were $1.9 million in the recent quarter, compared with $2.3 million in the similar period of 1998 and $1.8 million in the second quarter of 1999. Trading account and foreign exchange activity resulted in gains of $742 thousand in the third quarter of 1999, compared with losses of $148 thousand in the corresponding 1998 quarter and $3.2 million in the second quarter of 1999. The second quarter results were largely due to a $3 million loss incurred when a counterparty defaulted on the settlement of outstanding foreign exchange contracts. During the third quarter of 1999, the Company sold $63 million of fixed rate mortgage-backed securities resulting in a gain of $1.4 million. Gains on the sale of bank investment securities totaled $376 thousand in the third quarter of 1998, while there were no similar sales in the second quarter of 1999.

         Other revenue from operations totaled $21.1 million in the recent quarter, compared with $19.7 million in the corresponding quarter of 1998 and $22.6 million in the second quarter of 1999. The improvement from the year-earlier period resulted from increased revenues from the sale of mutual funds and annuities and higher letter of credit and other credit-related fees, partially offset by the $3.2 million gain on the sale of the Company's retail credit card business in July 1998. The decrease from the second quarter of 1999 was predominately the result of lower income from the Company's ownership of bank-owned life insurance.

         Excluding $15.3 million of tax-exempt other income the Company recognized in 1998's first quarter in connection with the contribution of appreciated investment securities with a fair value of $24.6 million to an affiliated, tax-exempt, private charitable foundation, other income of $212.0 million in the first nine months of 1999 was up 16% from $182.6 million in the year-earlier period. Growth in mortgage banking revenues, service charges on deposit accounts and fees for trust, investment and credit-related services, and a full nine months of revenues associated with operations obtained in the ONBANCorp acquisition, were factors contributing to the increase. As a result of the charitable contribution described in this paragraph, the Company also incurred $24.6 million of charitable contributions expense and realized income tax benefits of $10.0 million in 1998.

         For the nine-month period ended September 30, 1999, mortgage banking revenues rose 17% to $57.0 million from $48.7 million in the corresponding 1998 period. Reflecting a generally favorable interest rate environment for borrowers in late 1998 and early 1999, gains from sales of loans and loan servicing rights in 1999 increased by $8.8 million compared with the first nine months of 1998. Including the impact of the ONBANCorp acquisition, when compared with the same period in 1998, service charges on deposit accounts increased 28% to $52.9 million during the first nine months of 1999, while trust income increased 7% to $30.8 million. Merchant discount and credit card fees decreased 50% to $5.4 million in 1999 from $10.9 million in the similar period of 1998, predominately the result of the July 1998 sale of the Company's retail credit card business. Trading account and foreign exchange activity resulted in losses of $1.3 million for the first nine months of 1999, compared with gains of $2.1 million during the similar period of 1998. The losses in 1999 were largely the result of the previously mentioned counterparty default on settling foreign exchange contracts. Gains on the sale of bank investment securities totaled $1.6 million and $.7 million for the nine months ended September 30, 1999 and 1998, respectively. Excluding the effect of the previously noted transfer of securities to the affiliated charitable foundation, other revenues from operations increased 31% to $65.7 million in the first nine months of 1999 from $50.0 million in the comparable 1998 period. The rise from 1998 resulted largely from increases in tax-exempt income earned from bank-owned life insurance of $4.7 million, letter of credit and other credit-related fees of $5.2 million and fees earned from the sales of mutual funds and annuities of $5.2 million. These latter fees totaled $18.6 million during the first nine months of 1999, while income from bank-owned life insurance was $17.2 million and letter of credit and other credit-related fees were $11.2 million.


OTHER EXPENSE

Excluding amortization of goodwill and core deposit intangible and nonrecurring merger-related expenses, other expense totaled $130.2 million in the third quarter of 1999, compared with $124.6 million in the third quarter of 1998 and $131.8 million in the second quarter of 1999. On the same basis, through the first nine months of 1999, other expense totaled $390.7 million, an increase of 9% from $357.9 million in the comparable 1998 period, after excluding from 1998 the $24.6 million non-cash charitable contribution expense previously noted. Goodwill and core deposit intangible amortization was $12.5 million in the third quarter of 1999, up from $10.9 million in the third quarter of 1998 and $11.2 million in the second quarter of 1999. The increases resulted from amortization related to the June 1, 1999 acquisition of FNB. Amortization of goodwill and core deposit intangible totaled $34.6 million in the first nine months of 1999, up from $23.6 million in the corresponding 1998 period, due largely to the impact of the ONBANCorp and FNB acquisitions. Nonrecurring merger-related expenses were $2.2 million and $2.5 million in the third and second quarters of 1999, respectively, and $4.7 million in the first nine months of 1999. Such costs were $3.0 million during the third quarter of 1998 and $21.3 million during the first nine months of 1998.

         Salaries and employee benefits expense was $71.6 million in the recent quarter, 13% higher than the $63.5 million in the corresponding 1998 quarter, but little changed from $71.4 million in the second quarter of 1999. For the first nine months of 1999, salaries and employee benefits expense increased

10% to $211.4 million from $191.8 million in the corresponding 1998 period. Salaries and benefits related to acquired operations, merit salary increases, higher expenses for incentive compensation arrangements (including the impact of stock appreciation rights) and higher medical benefit costs were contributing factors for the increases from 1998.

         Reflecting lower advertising, promotion and mortgage banking-related expenses, nonpersonnel expense, excluding one-time merger-related expenses and amortization of goodwill and core deposit intangible, totaled $58.7 million in the third quarter of 1999, down from $61.9 million in the third quarter of 1998. Similar expenses in the second quarter of 1999 were $60.5 million. On the same basis, and after excluding the $24.6 million non-cash charitable contribution expense from 1998, such expenses were $179.3 million during the first nine months of 1999, an increase of 7% from $168.2 million during the corresponding 1998 period. The increase from the first nine months of 1998 was due, in part, to expenses related to acquired operations and higher expenses for advertising and professional services, partially offset by lower co-branded credit card rebate expenses resulting from the Company's decision to terminate all of its co-branded credit card programs in 1997 and 1998.


CAPITAL

Stockholders' equity at September 30, 1999 was $1.8 billion or 8.35% of total assets, compared with $1.6 billion or 8.47% of total assets a year earlier and $1.6 billion or 7.78% at December 31, 1998. Stockholders' equity per share rose to $230.51 at September 30, 1999 from $209.03 and $207.94 at September 30 and December 31, 1998, respectively. Excluding goodwill and core deposit intangible, net of applicable tax effect, tangible equity per share was $149.37 at September 30, 1999, up from $141.43 at September 30, 1998 and $139.89 at December 31,
1998. To complete the acquisition of FNB on June 1, 1999, M&T issued 122,516 shares of common stock to former holders of FNB common stock resulting in an addition to stockholders' equity of $58.7 million.

         Stockholders' equity at September 30, 1999 reflected a loss of $22.1 million, or $2.80 per share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale, compared with unrealized gains of $6.8 million or $.86 per share at September 30, 1998 and $2.9 million or $.37 per share at December 31, 1998. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

         Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. Core capital includes the $319 million carrying value of trust preferred securities. As of September 30, 1999, total capital also included $145 million of subordinated notes issued by M&T Bank in prior years. The capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of September 30, 1999 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
September 30, 1999

                                  M&T                      M&T                  M&T
                           (CONSOLIDATED)                 BANK              BANK, N.A.
                           --------------              ---------            ----------
Core capital                      8.56%                   8.06%               15.55%
Total capital                    10.64%                  10.17%               16.98%
Leverage                          7.28%                   6.95%                7.51%

         The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders' equity, was 12.79% and 13.57% during the three and nine-month periods ended September 30, 1999, compared with 11.59% and 11.79% during the comparable periods of 1998 and 13.39% in 1999's second quarter.

         In February 1999, M&T's board of directors authorized a plan to repurchase up to 134,342 shares of M&T's common stock for reissuance upon the possible future exercise of outstanding stock options. During the three-month and nine-month periods ended September 30, 1999, 10,000 shares were repurchased under the plan at a total cost of $5.5 million. M&T completed a previously authorized plan by repurchasing 1,581 common shares during January 1999 at a cost of $789 thousand.


YEAR 2000 INITIATIVES

The "Year 2000" problem relates to the ability of computer systems, including those in non-information technology equipment and systems ("Computer Systems"), to distinguish date data between the twentieth and twenty-first centuries.

         Addressing the Year 2000 problem has required that the Company identify, remediate and test its Computer Systems that have date sensitive functions. As part of this process, the Company identified those of its Computer Systems which, if uncorrected, would have a material adverse impact on the Company's customers, the Company's compliance with applicable regulations, or the Company's financial statements ("Mission Critical Systems"). Based on the remediation efforts completed and test work performed (either by the Company or through proxy testing) and, where appropriate, documentation provided by vendors, management believes that 100% of the Company's Mission Critical Systems should be able to accurately process date data before and after January 1, 2000. Moreover, management further believes that the Company's non-Mission Critical Computer Systems are also Year 2000 compliant.

         The Company could also be adversely affected if its customers and other parties that rely on data processing systems are not Year 2000 compliant prior to the end of 1999. For example, the credit quality of commercial and other loans may be adversely affected by the failure of customers' operating systems resulting from Year 2000 issues. In this regard, the Company's second survey of commercial customers (which was completed in the second quarter of 1999) indicated that a large majority of the Company's commercial customers were well along in their preparation for potential Year 2000 issues. Nevertheless, the Company continues to monitor the Year 2000 status of customers considered to have a potentially high Year 2000 business risk. Furthermore, lending officers have received training to address Year 2000 issues with customers, including assessing customer needs for Year 2000 compliance. The Company has addressed the Year 2000 risks posed by other parties such as its funds providers and capital market/asset management counterparties. Lack of corrective measures by government agencies or service providers which the Company either receives data from or provides data to could also have a negative impact on the Company's operations. To be adequately prepared in the event its customers place higher than normal demands for cash or funding during the period surrounding January 1, 2000, the Company developed cash and liquidity contingency plans that include arrangements with the Federal Reserve and others to ensure the availability of funding sources and the supply of currency. The Company also continues to evaluate information regarding Year 2000 activities received from significant vendors. Based on information provided to date by these vendors, management believes that such parties are taking steps to address Year 2000 issues on a timely basis. Notwithstanding the Company's efforts, a risk remains that all aspects of Year 2000 issues will not be adequately resolved by each of the parties referred to above before January 1, 2000. If that were to be the case, the Company's future business operations, financial position and results of operations could be adversely impacted.

         Management is closely monitoring the Company's progress regarding Year 2000 issues. The Company has established a Year 2000 Steering Committee consisting of senior members of management to oversee all Year 2000 activities. In conjunction with its assessment of the Company's Year 2000 remediation plans, and the remediation efforts of other parties such as those described in the preceding paragraph, management has developed contingency plans to mitigate risks associated with critical Year 2000 issues that could arise during the period leading up to and after January 1, 2000. All significant Year 2000 activities of the Company have been reviewed by the Company's Internal Audit department.

         Through September 30, 1999, the Company has spent approximately $8.0 million (including approximately $.5 million and $2.6 million during the third quarter and first nine months of 1999, respectively,) in addressing its potential Year 2000 problems. Management believes that the Company is continuing to devote appropriate financial and human resources to monitor and resolve Year 2000 issues in a timely manner. The Company estimates that additional costs to finalize and monitor implementation of its Year 2000 program will not be material. A majority of the Company's Year 2000 costs relate to internal costs and constitute resources that would otherwise have been reallocated within the Company. The utilization of these resources has not had a material adverse impact on the Company's financial condition or results of operations, nor is it expected to have a material adverse impact in future periods. Costs associated with Year 2000 issues are recognized in expense as incurred.

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

         The financial information of the Company's segments was compiled utilizing the accounting policies described in note 21 to the Company's consolidated financial statements as of and for the year ended December 31, 1998. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segments and the financial results of such segments are not necessarily comparable with similar information reported by other financial institutions.

         The Commercial Banking segment's earnings were $17.4 million in the third quarter of 1999, $17.8 million in the comparable 1998 quarter and $19.9 million in the second quarter of 1999. The decrease from the second quarter was due to a $6.2 million partial charge-off of a commercial loan in the recent quarter. This partial charge-off also was the major factor for the decrease from the third quarter of 1998, but was largely offset by higher revenues generated from loan growth. For the nine months ended September 30, 1999 and 1998, earnings were $58.1 million and $50.3 million, respectively. Commercial loans obtained from ONBANCorp and loan growth in most of the markets already served by the Company were the leading factors contributing to the increase from the first nine months of 1998.

         In the third quarter of 1999, the Commercial Real Estate segment contributed net income of $16.3 million, compared with $14.3 million in the year-earlier period and $16.5 million in the second quarter of 1999. The major factor in the improvement in earnings over the third quarter of 1998 was higher loan balances. Earnings in the first nine months of 1999 and 1998 were $47.1 million and $44.7 million, respectively. The increase in net income was due in part to commercial real estate loans acquired from ONBANCorp and loan growth in the markets already served by the Company.

         Net income contributed by the Discretionary Portfolio segment in the third quarter of 1999 totaled $10.4 million, compared with $8.7 million in both the third quarter of 1998 and the second quarter of 1999. Higher income from trading account and foreign exchange activity and gains on the sale of bank investment securities contributed to the increases. In the first three quarters, net income from this segment was $27.9 million in 1999 and $22.3 million in 1998. The increase over 1998 was largely the result of a $4.7 million increase in tax-exempt income earned from bank-owned life insurance and higher net interest income from holdings of residential mortgage loans. Partially offsetting these increases was the previously mentioned $3 million settlement loss on foreign exchange contracts.

         The Residential Mortgage Banking segment had net income of $4.6 million in the third 1999 quarter, unchanged from the corresponding 1998 quarter but down from $6.0 million in the second 1999 quarter. The decrease from the previous quarter was predominately the result of a $1.7 million decrease in gains from sales of loans and loan servicing rights. Reflecting the impact on gains from sales of loans and loan servicing rights resulting from a generally favorable interest rate environment for borrowers in late 1998 and early 1999, net income in this segment for the first nine months of the year increased to $17.6 million in 1999 from $14.8 million in 1998. As of September 30, 1999, loans serviced by the Residential Mortgage Banking segment totaled $10.7 billion, including $3.6 billion of loans serviced for the Company, compared with $11.0 billion a year earlier.

         Retail Banking earned $29.6 million in 1999's third quarter, down from $30.4 million in the year-earlier period (which included the $3.2 million gain on the sale of the Company's retail credit card business) but up from $26.6 million in the second quarter of 1999. Higher loan and deposit balances and service charges on deposit accounts were the major factors contributing to the improvement in net income, after factoring in the sale of the retail credit card business. For the first nine months of the year, Retail Banking net income totaled $80.7 million in 1999 and $74.7 million in 1998. The acquisitions of ONBANCorp on April 1, 1998 and FNB on June 1, 1999, increased service charges on deposit accounts and higher earnings from indirect consumer lending were the leading factors contributing to the increase.


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

         Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; credit losses; sources of liquidity; legislation affecting the financial services industry as a whole, and the Company individually; regulatory supervision and oversight, including required capital levels; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes, including environmental regulations; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; technological, implementation and financial risks associated with Year 2000 issues; the outcome of pending and future litigation and governmental proceedings; continued availability of financing; and financial resources in the amounts, at the times and on the terms required to support the Company's future businesses. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


QUARTERLY TRENDS

                                                           1999 Quarters                           1998 Quarters
------------------------------------------------------------------------------------------------------------------------------------
                                                      Third     Second      First      Fourth     Third      Second      First
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
Interest income (taxable-equivalent basis)         $375,021    361,158    358,370     360,571    361,921    364,838    279,306
Interest expense                                    179,961    171,269    175,238     183,424    184,850    184,644    134,585
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                 195,060    189,889    183,132     177,147    177,071    180,194    144,721
Less: provision for possible credit losses           13,500      8,500      8,500       7,500     10,500     13,200     12,000
Other income                                         72,499     66,806     72,716      64,985     63,986     65,075     68,893
Less: other expense                                 144,898    145,547    139,466     138,756    138,490    155,004    133,873
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                          109,161    102,648    107,882      95,876     92,067     77,065     67,741
Applicable income taxes                              39,633     35,772     39,151      36,064     33,693     30,587     17,245
Taxable-equivalent adjustment                         1,964      1,838      1,825       1,969      1,897      1,779      1,541
------------------------------------------------------------------------------------------------------------------------------------
Net income                                         $ 67,564     65,038     66,906      57,843     56,477     44,699     48,955
------------------------------------------------------------------------------------------------------------------------------------
Per common share data
    Net income
       Basic                                       $   8.57       8.35       8.65        7.44       7.09       5.55       7.34
       Diluted                                         8.29       8.00       8.34        7.14       6.81       5.32       7.01
    Cash dividends                                 $   1.25       1.00       1.00        1.00       1.00       1.00        .80
Average common shares outstanding
    Basic                                             7,880      7,793      7,731       7,778      7,966      8,051      6,666
    Diluted                                           8,147      8,132      8,023       8,105      8,288      8,409      6,981
------------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS, ANNUALIZED
Return on
    Average assets                                     1.27 %     1.27 %     1.34 %      1.14 %     1.15 %      .92 %     1.41 %
    Average common stockholders' equity               14.97 %    15.23 %    16.56 %     14.20 %    13.48 %    10.77 %    18.86 %
Net interest margin on average earning assets
    (taxable-equivalent basis)                         4.03 %     4.09 %     3.98 %      3.82 %     3.93 %     4.02 %     4.39 %
Nonperforming assets to total assets,
    at end of quarter                                   .58 %      .56 %      .62 %       .62 %      .67 %      .69 %      .53 %
Efficiency ratio (1)                                  53.62 %    55.72 %    54.56 %     57.56 %    56.30 %    56.45 %    54.29 %
------------------------------------------------------------------------------------------------------------------------------------
CASH (TANGIBLE) OPERATING RESULTS (2)
Net income (in thousands)                          $ 79,714     76,511     76,333      67,326     67,703     65,445     51,448
Diluted net income per common share                    9.78       9.41       9.51        8.31       8.17       7.78       7.37
Annualized return on
    Average tangible assets                            1.54 %     1.53 %     1.57 %      1.36 %     1.42 %     1.38 %     1.49 %
    Average tangible common stockholders' equity      26.43 %    26.13 %    27.66 %     24.57 %    23.90 %    23.50 %    20.13 %
Efficiency ratio (1)                                  48.91 %    51.36 %    50.31 %     53.03 %    51.78 %    52.01 %    53.37 %
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
DOLLARS IN MILLIONS, EXCEPT PER SHARE
Average balances
    Total assets                                   $ 21,183     20,579     20,298      20,101     19,455     19,547     14,055
    Earning assets                                   19,184     18,636     18,664      18,401     17,881     17,992     13,357
    Investment securities                             2,048      2,064      2,497       2,617      2,533      2,858      1,614
    Loans and leases, net of unearned discount       16,678     16,056     15,761      15,389     15,124     14,978     11,602
    Deposits                                         14,821     14,578     14,497      14,617     14,552     14,726     10,988
    Stockholders' equity                              1,791      1,713      1,638       1,616      1,662      1,664      1,053
------------------------------------------------------------------------------------------------------------------------------------
At end of quarter
    Total assets                                   $ 21,759     21,205     20,285      20,584     19,478     20,138     14,570
    Earning assets                                   19,467     19,050     18,382      18,926     17,905     18,419     13,778
    Investment securities                             1,953      2,078      2,088       2,786      2,446      2,707      1,530
    Loans and leases, net of unearned discount       16,984     16,513     15,813      15,792     15,163     15,245     12,033
    Deposits                                         15,417     14,909     14,476      14,737     14,394     14,813     11,085
    Stockholders' equity                              1,817      1,773      1,667       1,602      1,649      1,659      1,069
    Equity per common share                          230.51     224.81     215.34      207.94     209.03     207.18     160.06
    Tangible equity per common share                 149.37     149.14     148.95      139.89     141.43     139.37     157.75
------------------------------------------------------------------------------------------------------------------------------------
MARKET PRICE PER COMMON SHARE
    High                                           $    575        582 1/2    518 3/4     539 1/2    582        554        504
    Low                                                 412 1/2    462 1/2    464         400        410        480        429
    Closing                                             459        550        479         518 15/16  461        554        499 7/8
------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
    (1)Excludes impact of nonrecurring merger-related expenses, net securities transactions and contribution of appreciated investment securities to affiliated, tax-exempt charitable foundation during the quarter ended March 31, 1998.
    (2)Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses, net of applicable income tax effects.

-------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

                                                            1999 Third quarter           1999 Second quarter
                                                       Average               Average  Average            Average
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS     balance   Interest     rate    balance  Interest   rate
------------------------------------------------------------------------------------------------------------------
ASSETS
Earning assets
Loans and leases, net of unearned discount*
    Commercial, financial, etc                         $  3,374   $ 68,452      8.05%  3,201     62,928      7.88%
    Real estate                                          10,263    205,772      8.02   9,928    198,370      7.99
    Consumer                                              3,041     62,626      8.17   2,927     61,114      8.37
------------------------------------------------------------------------------------------------------------------
       Total loans and leases, net                       16,678    336,850      8.01  16,056    322,412      8.05
------------------------------------------------------------------------------------------------------------------
Money-market assets
    Interest-bearing deposits at banks                        2         25      3.93       5         49      4.08
    Federal funds sold and agreements
       to resell securities                                 430      5,732      5.29     430      5,381      5.02
    Trading account                                          26        374      5.77      81      1,398      6.89
------------------------------------------------------------------------------------------------------------------
       Total money-market assets                            458      6,131      5.31     516      6,828      5.30
------------------------------------------------------------------------------------------------------------------
Investment securities**
    U.S. Treasury and federal agencies                      880     12,800      5.77     902     13,063      5.81
    Obligations of states and political subdivisions         76      1,176      6.20      71      1,121      6.30
    Other                                                 1,092     18,064      6.56   1,091     17,734      6.52
------------------------------------------------------------------------------------------------------------------
       Total investment securities                        2,048     32,040      6.21   2,064     31,918      6.20
------------------------------------------------------------------------------------------------------------------
       TOTAL EARNING ASSETS                              19,184    375,021      7.76  18,636    361,158      7.77
------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                       (316)                        (310)
Cash and due from banks                                     438                          439
Other assets                                              1,877                        1,814
------------------------------------------------------------------------------------------------------------------
       Total assets                                    $ 21,183                       20,579
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits
    NOW accounts                                       $    368      1,055      1.14     370      1,125      1.22
    Savings deposits                                      5,244     30,708      2.32   5,038     29,114      2.32
    Time deposits                                         7,000     90,955      5.15   7,041     89,182      5.08
    Deposits at foreign office                              227      2,720      4.75     243      2,757      4.56
------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits                   12,839    125,438      3.88  12,692    122,178      3.86
------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                     2,058     26,886      5.18   1,876     22,768      4.87
Long-term borrowings                                      1,806     27,637      6.07   1,763     26,323      5.99
------------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST-BEARING LIABILITIES                16,703    179,961      4.27  16,331    171,269      4.21
------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                              1,982                        1,886
Other liabilities                                           707                          649
------------------------------------------------------------------------------------------------------------------
       Total liabilities                                 19,392                       18,866
------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                      1,791                        1,713
------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity      $ 21,183                       20,579
------------------------------------------------------------------------------------------------------------------
Net interest spread                                                             3.49                         3.56
Contribution of interest-free funds                                             0.54                         0.53
------------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                      $195,060      4.03%           189,889      4.09%
------------------------------------------------------------------------------------------------------------------





                                                              1999 First quarter
                                                         Average             Average
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS       balance  Interest    rate
------------------------------------------------------------------------------------
ASSETS
Earning assets
Loans and leases, net of unearned discount*
    Commercial, financial, etc                            3,179     64,028      8.17%
    Real estate                                           9,691    191,482      7.90
    Consumer                                              2,891     60,003      8.42
------------------------------------------------------------------------------------
       Total loans and leases, net                       15,761    315,513      8.12
------------------------------------------------------------------------------------
Money-market assets
    Interest-bearing deposits at banks                        1          7      2.68
    Federal funds sold and agreements
       to resell securities                                 331      3,823      4.68
    Trading account                                          74      1,256      6.91
------------------------------------------------------------------------------------
       Total money-market assets                            406      5,086      5.08
------------------------------------------------------------------------------------
Investment securities**
    U.S. Treasury and federal agencies                    1,112     15,832      5.77
    Obligations of states and political subdivisions         72      1,116      6.30
    Other                                                 1,313     20,823      6.43
------------------------------------------------------------------------------------
       Total investment securities                        2,497     37,771      6.13
------------------------------------------------------------------------------------
       TOTAL EARNING ASSETS                              18,664    358,370      7.79
------------------------------------------------------------------------------------
Allowance for possible credit losses                       (308)
Cash and due from banks                                     442
Other assets                                              1,500
------------------------------------------------------------------------------------
       Total assets                                      20,298
------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits
    NOW accounts                                            399      1,280      1.30
    Savings deposits                                      4,881     28,810      2.39
    Time deposits                                         7,049     90,892      5.23
    Deposits at foreign office                              303      3,429      4.59
------------------------------------------------------------------------------------
       Total interest-bearing deposits                   12,632    124,411      3.99
------------------------------------------------------------------------------------
Short-term borrowings                                     2,138     25,735      4.88
Long-term borrowings                                      1,647     25,092      6.18
------------------------------------------------------------------------------------
       TOTAL INTEREST-BEARING LIABILITIES                16,417    175,238      4.33
------------------------------------------------------------------------------------
Noninterest-bearing deposits                              1,865
Other liabilities                                           378
------------------------------------------------------------------------------------
       Total liabilities                                 18,660
------------------------------------------------------------------------------------
Stockholders' equity                                      1,638
------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity        20,298
------------------------------------------------------------------------------------
Net interest spread                                                             3.46
Contribution of interest-free funds                                             0.52
------------------------------------------------------------------------------------
Net interest income/margin on earning assets                       183,132      3.98%
------------------------------------------------------------------------------------


*INCLUDES NONACCRUAL LOANS.
**INCLUDES AVAILABLE FOR SALE SECURITIES AT AMORTIZED COST.         (continued)

--------------------------------------------------------------------------------
                     M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

                                                            1998 Fourth quarter           1998 Third quarter
                                                       Average               Average  Average            Average
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS     balance   Interest     rate    balance  Interest   rate
-----------------------------------------------------------------------------------------------------------------
ASSETS
Earning assets
Loans and leases, net of unearned discount*
    Commercial, financial, etc.                        $  3,034   $ 61,936      8.10   2,935     61,711      8.34%
    Real estate                                           9,458    189,222      8.00   9,273    191,102      8.24
    Consumer                                              2,897     63,154      8.65   2,916     65,389      8.90
-----------------------------------------------------------------------------------------------------------------
       Total loans and leases, net                       15,389    314,312      8.10  15,124    318,202      8.35
-----------------------------------------------------------------------------------------------------------------
Money-market assets
    Interest-bearing deposits at banks                        2         14      3.80       2         16      3.07
    Federal funds sold and agreements
       to resell securities                                 276      3,690      5.30     119      1,634      5.44
    Trading account                                         117      2,066      6.99     103      1,797      6.93
-----------------------------------------------------------------------------------------------------------------
       Total money-market assets                            395      5,770      5.80     224      3,447      6.11
-----------------------------------------------------------------------------------------------------------------
Investment securities**
    U.S. Treasury and federal agencies                    1,398     20,905      5.93   1,561     23,644      6.01
    Obligations of states and political subdivisions         78      1,217      6.19      85      1,321      6.18
    Other                                                 1,141     18,367      6.39     887     15,307      6.84
-----------------------------------------------------------------------------------------------------------------
       Total investment securities                        2,617     40,489      6.14   2,533     40,272      6.31
-----------------------------------------------------------------------------------------------------------------
       TOTAL EARNING ASSETS                              18,401    360,571      7.77  17,881    361,921      8.03
-----------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                       (310)                        (311)
Cash and due from banks                                     425                          413
Other assets                                              1,585                        1,472
-----------------------------------------------------------------------------------------------------------------
       Total assets                                    $ 20,101                       19,455
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits
    NOW accounts                                       $    390      1,379      1.40     344      1,328      1.53
    Savings deposits                                      4,828     30,707      2.52   4,709     31,395      2.65
    Time deposits                                         7,216     98,526      5.42   7,414    103,525      5.54
    Deposits at foreign office                              341      4,208      4.89     293      3,964      5.36
-----------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits                   12,775    134,820      4.19  12,760    140,212      4.36
-----------------------------------------------------------------------------------------------------------------
Short-term borrowings                                     2,055     26,640      5.14   2,069     29,376      5.63
Long-term borrowings                                      1,344     21,964      6.48     861     15,262      7.03
-----------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST-BEARING LIABILITIES                16,174    183,424      4.50  15,690    184,850      4.67
-----------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                              1,842                        1,792
Other liabilities                                           469                          311
-----------------------------------------------------------------------------------------------------------------
       Total liabilities                                 18,485                       17,793
-----------------------------------------------------------------------------------------------------------------
Stockholders' equity                                      1,616                        1,662
-----------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity      $ 20,101                       19,455
-----------------------------------------------------------------------------------------------------------------
Net interest spread                                                             3.27                         3.36
Contribution of interest-free funds                                             0.55                         0.57
-----------------------------------------------------------------------------------------------------------------
Net interest income/margin on earning assets                      $177,147      3.82%           177,071      3.93%
-----------------------------------------------------------------------------------------------------------------

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

         (a) The following exhibits are filed as a part of this report:

         Exhibit
           NO.

         27.1   Financial Data Schedule.  Filed herewith.

         (b) Reports on Form 8-K. The following Current Report on Form 8-K was filed with the Securities and Exchange Commission:

         On September 30, 1999, a Current Report on Form 8-K dated September 24, 1999 was filed to announce the consummation of M&T Bank's acquisition of 32 branches (29 sites) from The Chase Manhattan Bank ("Chase"). The branches are located in the Binghamton, Corning, Buffalo, Jamestown and Albany areas of upstate New York. The Current Report on Form 8-K also reported Chase's agreement to transfer up to $533 million of trust and fiduciary account assets to M&T Bank following receipt of required approvals and the satisfaction of necessary closing conditions, to be completed in two phases commencing at the end of September 1999 and concluding at or about the end of March 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   M&T BANK CORPORATION


Date: November 10, 1999        By: /S/ MICHAEL P. PINTO
                                   ------------------------------
                                   Michael P. Pinto
                                   Executive Vice President
                                   and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
  NO.

  27.1      Financial Data Schedule.  Filed herewith.