Form 10-K
period 1999-12-31
M&T BANK CORP
filed 2000-02-25
CIK 36270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

                 8.234% Capital Securities of M&T Capital Trust I
          (and the Guarantee of M&T Bank Corporation with respect thereto)
                                (Title of class)
                    8.234% Junior Subordinated Debentures of
                              M&T Bank Corporation
                                (Title of class)
                 8.277% Capital Securities of M&T Capital Trust II
          (and the Guarantee of M&T Bank Corporation with respect thereto)
                                (Title of class)
                    8.277% Junior Subordinated Debentures of
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Common Stock, $5 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on February 18, 2000: $2,279,047,672.

Number of shares of the Common Stock, $5 par value, outstanding as of the close of business on February 18, 2000: 7,687,175 shares.

                      Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders of M&T Bank Corporation in Part III.

                              M&T BANK CORPORATION

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999

CROSS-REFERENCE SHEET                                                                 Form
                                                                                      10-K
PART I                                                                                PAGE

Item 1.        Business.                                                                 5

Statistical disclosure pursuant to Guide 3

  I. Distribution of assets, liabilities, and stockholders' equity; interest rates and interest differential

        A.     Average balance sheets                                                50-51

        B.     Interest income/expense and resulting yield or rate
               on average interest-earning assets (including non-
               accrual loans) and interest-bearing liabilities                       50-51

        C.     Rate/volume variances                                                    19

 II.    Investment portfolio

        A.     Year-end balances                                                        16

        B.     Maturity schedule and weighted average yield                             62

        C.     Aggregate carrying value of securities that exceed ten
               percent of stockholders' equity                                          77

III.    Loan portfolio

        A.     Year-end balances                                                     16,79

        B.     Maturities and sensitivities to changes in interest rates                59

        C.     Risk elements
               Nonaccrual, past-due and renegotiated loans                              57
               Actual and pro forma interest on certain loans                           79
               Nonaccrual policy                                                        70
               Loan concentrations                                                      34

 IV.    Summary of loan loss experience

        A.     Analysis of the allowance for loan losses                                55
               Factors influencing management's judgment concerning
               the adequacy of the allowance and provision                        32-34,71

        B.     Allocation of the allowance for loan losses                              56

 V.     Deposits

        A.     Average balances and rates                                            50-51

        B.     Maturity schedule of domestic time deposits with
               balances of $100,000 or more                                             58

 VI.    Return on equity and assets                                            18,25-26,39

VII. Short-term borrowings                                                           83-84

                              M&T BANK CORPORATION

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999

CROSS-REFERENCE SHEET--CONTINUED                                                   Form
                                                                                   10-K
                                                                                   PAGE
PART I, continued

Item  2.       Properties.                                                        20,81

Item  3.       Legal Proceedings.                                                    20

Item  4.       Submission of Matters to a Vote of Security Holders.                  20

               Executive Officers of the Registrant.                              20-22

PART II

Item  5.       Market for Registrant's Common Equity and Related
               Stockholder Matters.                                                  23

         A.    Principal market                                                      23
               Market prices                                                         47

         B.    Approximate number of holders at year-end                             16

         C.    Frequency and amount of dividends declared                   17-18,46-47

         D.    Restrictions on dividends                                         11,112

Item  6.       Selected Financial Data.

         A.    Selected consolidated year-end balances                              16

         B.    Consolidated earnings, etc.                                       17-18

Item  7.       Management's Discussion and Analysis of
               Financial Condition and Results of Operations.                    23-62

Item     7A.   Quantitative and Qualitative Disclosures About
               Market Risk.                                                36-39,60,63

Item  8.       Financial Statements and Supplementary Data.

         A.    Report of Independent Accountants                                    64

         B.    Consolidated Balance Sheet -
               December 31, 1999 and 1998                                           65

         C.    Consolidated Statement of Income -
               Years ended December 31, 1999, 1998 and 1997                         66

         D.    Consolidated Statement of Cash Flows -
               Years ended December 31, 1999, 1998 and 1997                         67

         E.    Consolidated Statement of Changes in
               Stockholders' Equity - Years ended December 31,
               1999, 1998 and 1997                                                  68

                              M&T BANK CORPORATION

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999

CROSS-REFERENCE SHEET--CONTINUED                                                  Form
                                                                                  10-K
                                                                                  PAGE

PART II, continued

Item 8.        Financial Statements and Supplementary Data, continued

        F.     Notes to Financial Statements                                    69-115

        G.     Quarterly Trends                                                     47

Item 9.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.                             116

PART III

Item 10.       Directors and Executive Officers of the
               Registrant.                                                         116

Item 11.       Executive Compensation.                                             116

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management.                                              116

Item 13.       Certain Relationships and Related Transactions.                     116

PART IV

Item 14.       Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.                                                117

Signatures                                                                     118-120

Exhibit Index                                                                  121-124

                                     PART I

Item 1.  BUSINESS.

M&T Bank Corporation ("Registrant" or "M&T") is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA") and under Article III-A of the New York Banking Law ("Banking Law"). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the "Company". As of December 31, 1999 the Company had consolidated total assets of $22.4 billion, deposits of $15.4 billion and stockholders' equity of $1.8 billion. The Company had 5,604 full-time and 965 part-time employees as of December 31, 1999.

At December 31, 1999, the Registrant had two wholly owned bank subsidiaries:
Manufacturers and Traders Trust Company ("M&T Bank") and M&T Bank, National Association ("M&T Bank, N.A."). The banks collectively offer a wide range of commercial banking, trust and investment services to their customers. At December 31, 1999, M&T Bank represented 96% of consolidated assets of the Company.

On June 1, 1999, M&T completed the acquisition of FNB Rochester Corp. ("FNB"), a bank holding company headquartered in Rochester, New York. Immediately after the acquisition, FNB's banking subsidiary, First National Bank of Rochester, which had 17 banking offices in western and central New York State, was merged with and into M&T Bank. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operations of FNB have been included in the financial results of the Company since the acquisition date. FNB's stockholders received $76 million in cash and 122,516 shares of M&T common stock in exchange for FNB shares outstanding at the time of acquisition. Assets acquired totaled approximately $676 million and included loans and leases of $393 million and investment securities of $148 million. Liabilities assumed on June 1 were approximately $541 million and included $511 million of deposits.

On September 24, 1999, M&T Bank completed the acquisition of 29 upstate New York branch offices from The Chase Manhattan Bank ("Chase"). The branch offices had approximately $634 million of deposits and approximately $44 million of retail installment and commercial loans at the closing. In addition, on September 30, 1999 M&T Bank received investment management and custody accounts having assets of approximately $286 million. Chase also agreed to transfer up to approximately $195 million of other trust and fiduciary account assets to M&T Bank following the receipt of required court approvals. Subject to the receipt of court approval, it is expected that this portion of the transaction will be completed during the first quarter of 2000.

In connection with the transactions described in the two preceding paragraphs, the Company recorded approximately $153 million of goodwill and core deposit intangible. Nonrecurring expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the operations of M&T Bank totaled $4.7 million ($3.0 million after-tax) during the year ended December 31, 1999.

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

M&T Bank is a banking corporation which is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. Olympia acquired all of the issued and outstanding shares of the capital stock of M&T Bank in connection with M&T's April 1, 1998 acquisition of ONBANCorp, Inc. ("ONBANCorp"). The stock of Olympia and M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 1999, M&T Bank had 261 banking offices located throughout New York State, 19 offices in northeastern Pennsylvania, plus a branch in Nassau, The Bahamas. As of December 31, 1999, M&T Bank had consolidated total assets of $21.6 billion, deposits of $14.7 billion and stockholder's equity of $2.1 billion. The deposit liabilities of M&T Bank are insured by the FDIC through either its Bank Insurance Fund ("BIF") or its Savings Association Insurance Fund ("SAIF"). Of M&T Bank's $14.7 billion in assessable deposits at December 31, 1999, 85% were assessed as BIF-insured and the remainder as SAIF-insured deposits. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State and northeastern Pennsylvania, and on small and medium-size businesses based in those areas. In addition, the Company conducts lending activities in other states through various subsidiaries. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Other financial services are also provided through operating subsidiaries.

M&T Bank, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the BIF. The main office of M&T Bank, N.A. is located at 48 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, primarily through direct mail and telephone marketing techniques. M&T Bank, N.A. is also a licensed insurance agency, and offers insurance products primarily through the banking offices of M&T Bank. As of December 31, 1999, M&T Bank, N.A. had total assets of $852 million, deposits of $693 million and stockholder's equity of $50 million.

M&T Credit Corporation ("M&T Credit"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in April 1994. M&T Credit is a credit and leasing company offering consumer loans and commercial loans and leases. Its headquarters are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203, with offices in Massachusetts and Pennsylvania. As of December 31, 1999, M&T Credit had assets of $699 million and stockholder's equity of $25 million. M&T Credit recorded $42 million of revenue during 1999.

M&T Financial Corporation ("M&T Financial"), a New York business corporation, is a wholly owned subsidiary of M&T Bank which specializes in capital-equipment leasing. M&T Financial was formed in October 1985, had assets of $79 million and stockholder's equity of $19 million as of December 31, 1999, and recorded approximately $4 million of revenue in 1999. The headquarters of M&T Financial are located at One M&T Plaza, Buffalo, New York 14203.

M&T Investment Company, Inc. ("M&T Investment Company"), a wholly owned subsidiary of M&T Bank, was incorporated as a New Jersey business corporation in December 1999. Operated as a New Jersey Investment Company, M&T Investment Company owns all of the outstanding common stock and 87.5% of the preferred stock of M&T Real Estate, Inc. As of December 31, 1999, M&T Investment Company had assets of approximately $6.1 billion and stockholder's equity of approximately $6.0 billion. Excluding dividends from M&T Real Estate, Inc., M&T Investment Company recorded $534 thousand of revenue in 1999. The headquarters of M&T Investment Company are located at One Maynard Drive, Park Ridge, New Jersey 07656.

M&T Mortgage Corporation ("M&T Mortgage"), the wholly owned mortgage banking subsidiary of M&T Bank, was incorporated as a New York business corporation in November 1991. M&T Mortgage's principal activities are comprised of the origination of residential mortgage loans and providing residential mortgage loan servicing to M&T Bank, M&T Bank, N.A. and others. M&T Mortgage operates throughout New York State, and also maintains branch offices in Arizona, Colorado, Idaho, Massachusetts, Ohio, Oregon, Pennsylvania, Utah and Washington. M&T Mortgage had assets of $519 million and stockholder's equity of $144 million as of December 31, 1999, and recorded approximately $122 million of revenue during 1999. Residential mortgage loans serviced by M&T Mortgage for non-affiliates totaled $7.2 billion at December 31, 1999. The headquarters of M&T Mortgage are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Mortgage Reinsurance Company, Inc. ("M&T Reinsurance"), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure mortgage lenders against the risk of a mortgage borrower's payment default. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer's risk of borrower default. M&T Reinsurance had assets of approximately $720 thousand and stockholder's equity of approximately $673 thousand as of December 31, 1999, and recorded approximately $178 thousand of revenue during 1999. M&T Reinsurance's principal and registered office is at 148 College Street, Burlington, Vermont 05401.

M&T Real Estate, Inc.("M&T Real Estate"), a subsidiary of M&T Investment Company, was incorporated as a New York business corporation in August 1995. All of the outstanding common stock and 87.5% of the preferred stock of M&T Real Estate is owned by M&T Investment Company. The remaining 12.5% of M&T Real Estate's preferred stock is owned by officers or former officers of the Company. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank and others. As of December 31, 1999, M&T Real Estate had assets of $5.8 billion and stockholders' equity of $5.7 billion. M&T Real Estate recorded $441 million of revenue in 1999. Commercial mortgage loans serviced for non-affiliates totaled $21 million at December 31, 1999. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Securities, Inc. ("M&T Securities") is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, as an investment advisor under the Investment Advisors Act of 1940, as amended, and is licensed as an insurance agent. It provides securities brokerage, investment advisory, and insurance services. As of December 31, 1999, M&T Securities had assets of $13 million and stockholder's equity of $6 million. M&T Securities recorded $30 million of revenue during 1999. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.

Highland Lease Corporation ("Highland Lease"), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in October 1994. Highland Lease is a consumer leasing company with headquarters at One M&T Plaza, Buffalo, New York 14203. As of December 31, 1999, Highland Lease had assets of $395 million and stockholder's equity of $37 million. Highland Lease recorded $25 million of revenue during 1999.

In December 1999, the names of First Empire Capital Trust I, First Empire Capital Trust II, and OnBank Capital Trust I were changed to M&T Capital Trust I, M&T Capital Trust II, and M&T Capital Trust III, respectively. During 1997, the Company formed two Delaware business trusts and ONBANCorp formed one Delaware business trust to issue preferred capital securities ("Capital Securities"). M&T Capital Trust I ("Trust I") issued $150 million of 8.234% Capital Securities on January 17, 1997, and M&T Capital Trust II ("Trust II") issued $100 million of 8.277% Capital Securities on May 30, 1997. On February 4, 1997, M&T Capital Trust III ("Trust III" and, together with Trust I and Trust II, the "Trusts") issued $60 million of 9.25% preferred capital securities. The common securities ("Common Securities") of Trust I and Trust II are wholly owned by M&T and the common securities of Trust III are wholly owned by Olympia. The Common Securities of each Trust are the only class of each Trust's securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding Trust and are classified in the Company's consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. Under the Federal Reserve Board's current risk-based capital guidelines, the Capital Securities are includable in M&T's Tier 1 capital. The proceeds from the issuances of the Capital Securities and the Common Securities were used by the Trusts to purchase junior subordinated deferrable interest debentures issued by M&T in the case of Trust I and Trust II and Olympia in the case of Trust III. The junior subordinated debentures represent the sole assets of each Trust and payments under the junior subordinated debentures are the sole source of cash flow for each Trust. As of December 31, 1999, Trust I had assets of $160 million and stockholders' equity of $155 million, and during 1999 Trust I recorded $13 million of revenue. Trust II had assets of $104 million and stockholders' equity of $103 million at December 31, 1999, and during 1999 Trust II recorded $9 million of revenue. Trust III had assets of $73 million and stockholders' equity of $62 million at December 31, 1999, and during 1999 Trust III recorded $5 million of revenue.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries represented, individually and collectively, an insignificant portion of the Company's consolidated assets, net income and stockholders' equity at December 31, 1999.

                SEGMENT INFORMATION, PRINCIPAL PRODUCTS/SERVICES
                             AND FOREIGN OPERATIONS

Information about the Registrant's business segments is included in note 19 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data" and is further discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's international activities are discussed in note 15 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data".

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

                    SUPERVISION AND REGULATION OF THE COMPANY

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

                        FINANCIAL SERVICES MODERNIZATION

The Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law on November 12, 1999 and enables combinations among banks, securities firms and insurance companies beginning March 11, 2000 by repealing depression-era laws which restricted such affiliations. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking.

In order to engage in these new financial activities, a bank holding company must qualify and register with the Board of Governors of the Federal Reserve System ("Federal Reserve Board") as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized," "well managed," and has at least a "satisfactory" rating under the Community Reinvestment Act of 1977 ("CRA").

These new financial activities authorized by Gramm-Leach may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

The foregoing discussion is qualified in its entirety by reference to the statutory provisions of Gramm-Leach and the implementing regulations which are adopted by various government agencies pursuant to Gramm-Leach.

                         BANK HOLDING COMPANY REGULATION

As a registered bank holding company, the Registrant and its nonbank subsidiaries are subject to supervision and regulation under the BHCA by the Federal Reserve Board and the New York State Banking Superintendent ("Banking Superintendent"). The Federal Reserve Board requires regular reports from the Registrant and is authorized by the BHCA to make regular examinations of the Registrant and its subsidiaries.

Although it meets the qualifications for electing to become a financial holding company, the Registrant has elected to retain its pre-Gramm-Leach status for the present time under the BHCA. The Registrant may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any company, including a bank, without the prior approval of the Federal Reserve Board, except as specifically authorized under the BHCA. The Registrant is also subject to regulation under the Banking Law with respect to certain acquisitions of domestic banks. Under the BHCA, the Registrant, subject to the approval of the Federal Reserve Board, may acquire shares of non-banking corporations the activities of which are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

Bank holding companies and their subsidiary banks are also subject to the provisions of the CRA. Under the terms of the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. Furthermore, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally-regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. The Banking Law contains provisions similar to the CRA which are applicable to New York-chartered banks.

                 SUPERVISION AND REGULATION OF BANK SUBSIDIARIES

The Registrant's banking subsidiaries are subject to supervision and regulation, and are examined regularly, by various bank regulatory agencies: M&T Bank by the Federal Reserve Board and the Banking Superintendent; and M&T Bank, N.A. by the Comptroller of the Currency (the "OCC"). The Registrant and its direct non-banking subsidiaries are affiliates, within the meaning of the Federal Reserve Act, of the Registrant's subsidiary banks and their subsidiaries. As a result, the Registrant's subsidiary banks and their subsidiaries are subject to restrictions on loans or extensions of credit to, purchases of assets from, investments in, and transactions with the Registrant and its direct non-banking subsidiaries and on certain other transactions with them or involving their securities. Gramm-Leach places similar restrictions on the Registrant's subsidiary banks making loans or extending credit to, purchasing assets from, investing in, or entering into transactions with, their financial subsidiaries, although the Registrant's subsidiary banks have not yet commenced any activities through financial subsidiaries.

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

                        DIVIDENDS FROM BANK SUBSIDIARIES

M&T Bank and M&T Bank, N.A. are subject, under one or more of the banking laws, to restrictions on the amount and frequency (no more often than quarterly) of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 20 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data," and to other statutory powers of bank regulatory agencies.

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

The Federal Reserve Board, the FDIC and the OCC have also imposed a leverage standard to supplement their risk-based ratios. This leverage standard focuses on a banking institution's ratio of Tier 1 capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4% to 5%.

As reflected in the following table, the risk-based capital ratios and leverage ratios of the Registrant, M&T Bank and M&T Bank, N.A. as of December 31, 1999 exceeded the required capital ratios for classification as "well capitalized," the highest classification under the regulatory capital guidelines.

               Capital Components and Ratios at December 31, 1999
                              (dollars in millions)

                            Registrant                  M&T Bank,
                          (Consolidated)    M&T Bank      N.A.
                          --------------    --------    ---------
Capital Components
 Tier 1 capital            $    1,490    $    1,436    $    50
 Total capital                  1,846         1,787         55

Risk-weighted assets
 and off-balance sheet
 instruments               $   18,008    $   17,534    $   468

Risk-based Capital Ratio
 Tier 1 capital                  8.27%         8.19%     10.74%
 Total capital                  10.25%        10.19%     11.76%

Leverage Ratio                   6.92%         6.92%      6.18%

The federal banking agencies, including the Federal Reserve Board and the OCC, maintain risk-based capital standards in order to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on certain multifamily housing loans. Bank regulators periodically propose amendments to the risk-based capital guidelines and related regulatory framework. While the Company's management studies such proposals, the timing of adoption, ultimate form and effect of any such proposed amendments on the Company's capital requirements and operations cannot be predicted.

The federal banking agencies are required to take "prompt corrective action" in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

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

Each federal banking agency prescribes standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards as they deem appropriate. The Federal Reserve Board and OCC have adopted such standards.

Depository institutions that are not "well capitalized" or "adequately capitalized" and have not received a waiver from the FDIC are prohibited from accepting or renewing brokered deposits. As of December 31, 1999, M&T Bank and M&T Bank, N.A. had approximately $998 million and $4 million in brokered deposits, respectively.

Although M&T has issued shares of common stock in connection with acquisitions or at other times, the Company has generally maintained capital ratios in excess of minimum regulatory guidelines largely through internal capital generation (i.e. net income less dividends paid). Historically, M&T's dividend payout ratio and dividend yield, when compared with other bank holding companies, has been relatively low, thereby allowing for capital retention to support growth or to facilitate purchases of M&T's common stock to be held as treasury stock. Management's policy of reinvestment of earnings and repurchase of shares of common stock is intended to enhance M&T's earnings per share prospects and thereby reward stockholders over time with capital gains in the form of increased stock price rather than high dividend income.

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

The FDIC has implemented a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on the institution's capital classification under the prompt corrective action provisions described above, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The adjusted assessment rates for both BIF-insured and SAIF-insured institutions under the current system range from .00% to .27% depending upon the assessment category into which the insured institution is placed. Neither of the Company's banking subsidiaries paid regular insurance assessments to the FDIC in 1999. However, the FDIC retains the ability to increase regular BIF and SAIF assessments and to levy special additional assessments.

In addition to deposit insurance fund assessments, beginning in 1997 the FDIC assessed BIF-assessable and SAIF-assessable deposits to fund the repayment of debt obligations of the Financing Corporation ("FICO"). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annualized rates established by the FDIC for both BIF-assessable and SAIF-assessable deposits are 2.12 basis points (hundredths of one percent).

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

                                   COMPETITION

The Company competes in offering commercial and personal financial services with other banking institutions and with firms in a number of other industries, such as thrift institutions, credit unions, personal loan companies, sales finance companies, leasing companies, securities firms and insurance companies. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis. The Company's operations are significantly impacted by state and federal regulations applicable to the banking industry. Moreover, the provisions of Gramm-Leach may increase competition among diversified financial services providers, and the Interstate Banking Act and the Banking Law may further ease entry into New York State by out-of-state banking institutions. As a result, the number of financial services providers and banking institutions with which the Company competes may grow in the future.

                          OTHER LEGISLATIVE INITIATIVES

Proposals may be introduced in the United States Congress and in the New York State Legislature and before various bank regulatory authorities which would alter the powers of, and restrictions on, different types of banking organizations and which would restructure part or all of the existing regulatory framework for banks, bank holding companies and other providers of financial services. Moreover, other bills may be introduced in Congress which would further regulate, deregulate or restructure the financial services industry. It is not possible to predict whether these or any other proposals will be enacted into law or, even if enacted, the effect which they may have on the Company's business and earnings.

                   STATISTICAL DISCLOSURE PURSUANT TO GUIDE 3

SEE cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K. Additional information is included in the following tables.


-------------------------------------------------------------------------------------------------------------------------
                                            M&T BANK CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      Item 1, Table 1
SELECTED CONSOLIDATED YEAR-END BALANCES

In thousands                                                                1999             1998               1997
------------------------------------------------------------      ---------------  ---------------    ---------------
Money-market assets
      Interest-bearing deposits at banks                          $      1,092                674                668
      Federal funds sold and resell agreements                         643,555            229,066             53,087
      Trading account                                                  641,114            173,122             57,291
------------------------------------------------------------    ---------------    ---------------    ---------------
           Total money-market assets                                 1,285,761            402,862            111,046

Investment securities
      U.S. Treasury and federal agencies                               737,586          1,321,000          1,081,247
      Obligations of states and political subdivisions                  79,189             73,789             38,018
      Other                                                          1,083,747          1,390,775            605,953
------------------------------------------------------------    ---------------    ---------------    ---------------
           Total investment securities                               1,900,522          2,785,564          1,725,218

Loans and leases
      Commercial, financial, leasing, etc.                           3,697,058          3,211,427          2,406,640
      Real estate - construction                                       525,241            489,112            254,434
      Real estate - mortgage                                        10,152,905          9,289,521          6,765,408
      Consumer                                                       3,197,657          3,015,641          2,339,051
------------------------------------------------------------    ---------------    ---------------    ---------------
           Total loans and leases                                   17,572,861         16,005,701         11,765,533
      Unearned discount                                               (166,090)          (214,171)          (268,965)
      Allowance for credit losses                                     (316,165)          (306,347)          (274,656)
------------------------------------------------------------    ---------------    ---------------    ---------------
           Loans and leases, net                                    17,090,606         15,485,183         11,221,912

Goodwill and core deposit intangible                                   648,040            546,036             17,288
Real estate and other assets owned                                      10,000             11,129              8,413
Total assets                                                        22,409,115         20,583,891         14,002,935
------------------------------------------------------------    ---------------    ---------------    ---------------

Noninterest-bearing deposits                                         2,260,432          2,066,814          1,458,241
NOW accounts                                                           583,471            509,307            346,795
Savings deposits                                                     5,198,681          4,830,678          3,344,697
Time deposits                                                        7,088,345          7,027,083          5,762,497
Deposits at foreign office                                             242,691            303,270            250,928
------------------------------------------------------------    ---------------    ---------------    ---------------
           Total deposits                                           15,373,620         14,737,152         11,163,158

Short-term borrowings                                                2,554,159          2,229,976          1,050,918
Long-term borrowings                                                 1,775,133          1,567,543            427,819
Total liabilities                                                   20,612,069         18,981,525         12,972,669
------------------------------------------------------------    ---------------    ---------------    ---------------
Stockholders' equity                                                 1,797,046          1,602,366          1,030,266
------------------------------------------------------------    ---------------    ---------------    ---------------


In thousands                                                          1996            1995
------------------------------------------------------------    ------------    ------------
Money-market assets
      Interest-bearing deposits at banks                            47,325         125,500
      Federal funds sold and resell agreements                     125,326           1,000
      Trading account                                               37,317           9,709
------------------------------------------------------------   -------------    ------------
           Total money-market assets                               209,968         136,209

Investment securities
      U.S. Treasury and federal agencies                         1,023,038       1,087,005
      Obligations of states and political subdivisions              41,445          35,250
      Other                                                        507,215         647,040
------------------------------------------------------------   -------------    ------------
           Total investment securities                           1,571,698       1,769,295

Loans and leases
      Commercial, financial, leasing, etc.                       2,206,282       2,013,937
      Real estate - construction                                    90,563          77,604
      Real estate - mortgage                                     6,199,931       5,648,590
      Consumer                                                   2,623,445       2,133,592
------------------------------------------------------------   -------------    ------------
           Total loans and leases                               11,120,221       9,873,723
      Unearned discount                                           (398,098)       (317,874)
      Allowance for credit losses                                 (270,466)       (262,344)
------------------------------------------------------------   -------------    ------------
           Loans and leases, net                                10,451,657       9,293,505

Goodwill and core deposit intangible                                18,923          28,234
Real estate and other assets owned                                   8,523           7,295
Total assets                                                    12,943,915      11,955,902
------------------------------------------------------------   -------------    ------------

Noninterest-bearing deposits                                     1,352,929       1,184,359
NOW accounts                                                       334,787         768,559
Savings deposits                                                 3,280,788       2,765,301
Time deposits                                                    5,352,749       4,596,053
Deposits at foreign office                                         193,236         155,303
------------------------------------------------------------   -------------    ------------
           Total deposits                                       10,514,489       9,469,575

Short-term borrowings                                            1,127,900       1,270,022
Long-term borrowings                                               178,002         192,791
Total liabilities                                               12,038,256      11,109,649
------------------------------------------------------------   -------------    ------------
Stockholders' equity                                               905,659         846,253
------------------------------------------------------------   -------------    ------------


STOCKHOLDERS, EMPLOYEES AND OFFICES

Number at year-end                                1999            1998            1997           1996           1995
--------------------------------------    -------------    ------------    ------------    -----------    -----------
Stockholders                                     4,991           5,207           3,449          3,654          3,787
Employees                                        6,569           6,467           5,083          5,180          4,889
Offices                                            310             283             210            202            181
--------------------------------------    -------------    ------------    ------------    -----------    -----------


-----------------------------------------------------------------------------------------------------------------------------------
                                              M&T BANK CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Item 1, Table 2
CONSOLIDATED EARNINGS

IN THOUSANDS                                            1999             1998            1997
-------------------------------------------------   --------------   --------------   -------------
INTEREST INCOME
Loans and leases, including fees                    $   1,323,262        1,198,639         954,974
Money-market assets
     Deposits at banks                                         87              400           2,475
     Federal funds sold and resell agreements              24,491            8,293           2,989
     Trading account                                        3,153            4,403           1,781
Investment securities
     Fully taxable                                        118,741          139,731          99,640
     Exempt from federal taxes                              8,897            7,984           5,640
----------------------------------------------------   -----------   --------------   -------------
     Total interest income                              1,478,631        1,359,450       1,067,499
----------------------------------------------------   -----------   --------------   -------------
INTEREST EXPENSE
NOW accounts                                                4,683            4,851           3,455
Savings deposits                                          121,888          115,345          90,907
Time deposits                                             367,889          388,185         327,611
Deposits at foreign office                                 12,016           14,973          12,160
Short-term borrowings                                     104,911          105,582          44,341
Long-term borrowings                                      107,847           58,567          29,619
----------------------------------------------------   -----------   --------------   -------------
     Total interest expense                               719,234          687,503         508,093
----------------------------------------------------   -----------   --------------   -------------
NET INTEREST INCOME                                       759,397          671,947         559,406
Provision for credit losses                                44,500           43,200          46,000
----------------------------------------------------   -----------   --------------   -------------
Net interest income after provision
     for credit losses                                    714,897          628,747         513,406
----------------------------------------------------   -----------   --------------   -------------
OTHER INCOME
Mortgage banking revenues                                  71,819           65,646          51,547
Service charges on deposit accounts                        73,612           57,357          43,377
Trust income                                               40,751           38,211          30,688
Merchant discount and other credit card fees                7,515           12,436          19,395
Trading account and foreign exchange gains                    315            3,963           3,690
Gain (loss) on sales of bank investment securities          1,575            1,761            (280)
Gain on sales of venture capital investments                   80                -           2,677
Other revenues from operations                             86,708           83,565          39,435
----------------------------------------------------   -----------   --------------   -------------
     Total other income                                   282,375          262,939         190,529
----------------------------------------------------   -----------   --------------   -------------
OTHER EXPENSE
Salaries and employee benefits                            284,822          259,487         220,017
Equipment and net occupancy                                73,131           66,553          53,299
Printing, postage and supplies                             17,510           17,603          13,747
Amortization of goodwill and core deposit intangible       49,715           34,487           7,291
Deposit insurance                                           2,798            2,710           1,935
Other costs of operations                                 150,982          185,283         125,487
----------------------------------------------------   -----------   --------------   -------------
     Total other expense                                  578,958          566,123         421,776
----------------------------------------------------   -----------   --------------   -------------
Income before income taxes                                418,314          325,563         282,159
Income taxes                                              152,688          117,589         105,918
----------------------------------------------------   -----------   --------------   -------------
NET INCOME                                          $     265,626          207,974         176,241
----------------------------------------------------   -----------   --------------   -------------
DIVIDENDS DECLARED
     Common                                         $      35,128           28,977          21,207
     Preferred                                                  -                -               -
----------------------------------------------------   -----------   --------------   -------------








IN THOUSANDS                                                1996              1995
-------------------------------------------------      --------------   ---------------
INTEREST INCOME
Loans and leases, including fees                             883,500           796,501
Money-market assets
     Deposits at banks                                         2,413             8,181
     Federal funds sold and resell agreements                  2,985             3,007
     Trading account                                             980             1,234
Investment securities
     Fully taxable                                           107,415           118,791
     Exempt from federal taxes                                 2,637             2,760
----------------------------------------------------   --------------   ---------------
     Total interest income                                   999,930           930,474
----------------------------------------------------   --------------   ---------------
INTEREST EXPENSE
NOW accounts                                                   9,430            11,902
Savings deposits                                              84,822            87,612
Time deposits                                                286,088           239,882
Deposits at foreign office                                    12,399             6,952
Short-term borrowings                                         59,442            84,225
Long-term borrowings                                          14,227            11,157
----------------------------------------------------   --------------   ---------------
     Total interest expense                                  466,408           441,730
----------------------------------------------------   --------------   ---------------
NET INTEREST INCOME                                          533,522           488,744
Provision for credit losses                                   43,325            40,350
----------------------------------------------------   --------------   ---------------
Net interest income after provision
     for credit losses                                       490,197           448,394
----------------------------------------------------   --------------   ---------------
OTHER INCOME
Mortgage banking revenues                                     44,484            37,142
Service charges on deposit accounts                           40,659            38,290
Trust income                                                  27,672            25,477
Merchant discount and other credit card fees                  18,266            10,675
Trading account and foreign exchange gains                     2,421             2,783
Gain (loss) on sales of bank investment securities               (37)            4,479
Gain on sales of venture capital investments                   3,175             2,619
Other revenues from operations                                31,110            25,753
----------------------------------------------------   --------------   ---------------
     Total other income                                      167,750           147,218
----------------------------------------------------   --------------   ---------------
OTHER EXPENSE
Salaries and employee benefits                               208,342           188,222
Equipment and net occupancy                                   51,346            50,526
Printing, postage and supplies                                15,167            14,442
Amortization of goodwill and core deposit intangible           6,292             6,293
Deposit insurance                                              9,337            14,675
Other costs of operations                                    118,494           100,281
----------------------------------------------------   --------------   ---------------
     Total other expense                                     408,978           374,439
----------------------------------------------------   --------------   ---------------
Income before income taxes                                   248,969           221,173
Income taxes                                                  97,866            90,137
----------------------------------------------------   --------------   ---------------
NET INCOME                                                   151,103           131,036
----------------------------------------------------   --------------   ---------------
DIVIDENDS DECLARED
     Common                                                   18,617            16,224
     Preferred                                                   900             3,600
----------------------------------------------------  --------------   ---------------


--------------------------------------------------------------------------------------------------------
                               M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------
                                                                                   Item 1, Table 3

COMMON SHAREHOLDER DATA

                                                            1999     1998     1997    1996      1995
----------------------------------------------------       -----    -----    -----   -----     -----
Per Share
     Net income
           Basic                                       $    34.05    27.30    26.60    22.54    19.61
           Diluted                                          32.83    26.16    25.26    21.08    17.98
     Cash dividends declared                                 4.50     3.80     3.20     2.80     2.50
     Stockholders' equity at year-end                      232.41   207.94   155.86   135.45   125.33
     Tangible stockholders' equity at year-end             151.40   139.89   153.24   132.62   120.94
Dividend payout ratio                                       13.22 %  13.93 %  12.03 %  12.39 %  12.73 %
----------------------------------------------------      -------   ------   ------   ------   ------


-------------------------------------------------------------------------------------------------------------------------------
                                    M&T BANK CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Item 1, Table 4

CHANGES IN INTEREST INCOME AND EXPENSE*

                                                                               1999 compared with 1998
                                                                     ----------------------------------------
                                                                                          Resulting from
                                                                           Total          changes in:
                                                                                  ---------------------------
Increase (decrease) in thousands                                          change       Volume         Rate
-----------------------------------------------------------------    ------------ -------------  ------------
Interest income
Loans and leases, including fees                                   $   124,849      173,474      (48,625)
Money-market assets
        Deposits at banks                                                 (313)        (305)          (8)
        Federal funds sold and agreements to resell securities          16,198       16,499         (301)
        Trading account                                                 (1,303)      (1,250)         (53)
Investment securities
        U.S. Treasury and federal agencies                             (34,922)     (30,636)      (4,286)
        Obligations of states and political subdivisions                    94          101           (7)
        Other                                                           15,102       17,203       (2,101)

-----------------------------------------------------------------    ----------
        Total interest income                                      $   119,705
-----------------------------------------------------------------    ----------
Interest expense
Interest-bearing deposits
        NOW accounts                                               $      (168)         810         (978)
        Savings deposits                                                 6,543       17,854      (11,311)
        Time deposits                                                  (20,296)       2,885      (23,181)
        Deposits at foreign office                                      (2,957)      (1,667)      (1,290)
Short-term borrowings                                                     (671)       7,074       (7,745)
Long-term borrowings                                                    49,280       57,149       (7,869)
-----------------------------------------------------------------    ----------
        Total interest expense                                     $    31,731
-----------------------------------------------------------------    ----------


                                                                            1998 compared with 1997
                                                                  --------------------------------------------
                                                                                         Resulting from
                                                                     Total                 changes in:
                                                                                  ----------------------------
Increase (decrease) in thousands                                     change          Volume          Rate
----------------------------------------------------------------- --------------  --------------  ------------
Interest income
Loans and leases, including fees                                     243,937         279,155       (35,218)
Money-market assets
        Deposits at banks                                             (2,075)         (1,414)         (661)
        Federal funds sold and agreements to resell securities         5,304           5,298             6
        Trading account                                                2,587           2,723          (136)
Investment securities
        U.S. Treasury and federal agencies                            17,062          19,964        (2,902)
        Obligations of states and political subdivisions               1,734           1,878          (144)
        Other                                                         24,748          23,816           932
----------------------------------------------------------------- --------------
        Total interest income                                        293,297
----------------------------------------------------------------- --------------
Interest expense
Interest-bearing deposits
        NOW accounts                                                   1,396           1,008           388
        Savings deposits                                              24,438          26,516        (2,078)
        Time deposits                                                 60,574          66,505        (5,931)
        Deposits at foreign office                                     2,813           3,023          (210)
Short-term borrowings                                                 61,241          60,997           244
Long-term borrowings                                                  28,948          32,764        (3,816)
----------------------------------------------------------------- --------------
        Total interest expense                                       179,410
----------------------------------------------------------------- --------------

* Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 2.  PROPERTIES.

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 276,000 rentable square feet of space, is owned in fee by M&T Bank, and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 84% of the building and the remainder is leased to non-affiliated tenants. At December 31, 1999, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $8.9 million.

In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 365,000 rentable square feet of space at a cost of approximately $12 million. Approximately 77% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 1999, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $15.1 million.

M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 223,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $13.1 million at December 31, 1999.

As a result of the April 1, 1998 ONBANCorp merger, M&T Bank acquired a facility in Syracuse, New York with approximately 136,000 rentable square feet of space. Approximately 48% of this facility is occupied by M&T Bank, with the remainder leased to non-affiliated tenants. At December 31, 1999, the cost of this building, net of accumulated depreciation, was $7.9 million.

The cost, net of accumulated depreciation and amortization, of the Company's premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data". Of the 281 domestic banking offices of the Registrant's subsidiary banks, 98 are owned in fee and 183 are leased.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Registrant's executive officers is presented below as of February 25, 2000. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each corporation noted below, officers' terms run until the first meeting of the board of directors after such corporation's annual meeting, and until their successors are elected and qualified.

       Robert J. Bennett, age 58, is chairman of the board and a director (1998) of the Registrant. He is a vice chairman of the board and a director
           (1998) of M&T Bank and serves as chairman of the Directors Advisory Council of M&T Bank's Syracuse Division. Mr. Bennett is also a director (1998) of M&T Bank, N.A. He served as chairman of the board, president, chief executive officer and a director of ONBANCorp from May 1989 until its merger with M&T on April 1, 1998.

        Robert G. Wilmers, age 65, is president (1988), chief executive officer
           (1983) and a director (1982) of the Registrant. Prior to the acquisition of ONBANCorp, Mr. Wilmers held the additional position of chairman of the board of the Registrant from April 1994 through March 1998. He is chairman of the board, chief executive officer (1983) and a director (1982) of M&T Bank, and served as president of M&T Bank from March 1984 to June 1996. Mr. Wilmers is chairman of the board and a director of M&T Bank, N.A.(1995). He is a director of M&T Financial (1983).

        Emerson L. Brumback, age 48, is an executive vice president (1997) of the Registrant and M&T Bank, and is in charge of the Company's Retail Banking Division. Mr. Brumback is chairman of the board (1999) and a director (1997) of Highland Lease and executive vice president (1998) and a director of M&T Bank, N.A.(1997). He is chairman of the board
           (1999) and a director (1997) of M&T Credit and a director of M&T Mortgage (1997), M&T Reinsurance (1999) and M&T Securities (1997). Mr. Brumback was executive vice president, national retail distribution, at BancOne Corporation prior to joining the Company.

        Atwood Collins, III, age 53, is an executive vice president of the Registrant (1997) and M&T Bank (1996) and is chairman of the Directors Advisory Council (1998) of M&T Bank's New York City Division. Previously, Mr. Collins served as president and chief executive officer of the New York City Division of M&T Bank (1997), and as president, chief executive officer and a director (1995) of The East New York Saving Bank, which had been a wholly owned subsidiary of the Registrant prior to its merger with and into M&T Bank on May 24, 1997. He is a director of M&T Real Estate (1995). Mr. Collins has responsibility for managing the Company's middle market, commercial real estate and business banking activities in Westchester, Putnam and Rockland counties of New York State and Connecticut, business banking in New York City and Investment banking, Institutional and Correspondent banking activities. He also manages the Company's Facilities Management and Services group.

        Mark J. Czarnecki, age 44, is an executive vice president of the Registrant (1999) and M&T Bank (1997) and is in charge of the M&T Investment Group, which is comprised of M&T Securities, the Insurance Services Division of M&T Bank, N.A. and the Trust and Investment Services Division of M&T Bank. Mr. Czarnecki is a director of M&T Securities (1999) and an executive vice president of M&T Bank, N.A.
           (1997). Mr. Czarnecki has held a number of management positions with M&T Bank since 1977, most recently as senior vice president of the private client services group of the Trust and Investment Services Division (1994), and prior thereto as an administrative vice president and regional manager for the Retail Banking Division.

        Brian E. Hickey, age 47, is an executive vice president of the Registrant (1997) and M&T Bank (1996) and is president and a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is a director of M&T Financial (1996). In addition to managing all of M&T Bank's business segments in the Rochester market, Mr. Hickey has responsibility for managing the Company's Western New York Commercial Banking Division.

        James L. Hoffman, age 60, is an executive vice president of the Registrant (1997) and M&T Bank (1996) and is president (1992) of the Hudson Valley Division of M&T Bank. Mr. Hoffman is a director of M&T Investment Company (1999). Mr. Hoffman served as chairman of the board, president, chief executive officer and a director (1983) of The First National Bank of Highland, which had been a wholly owned subsidiary of the Registrant prior to its merger with and into M&T Bank on February 29, 1992.

        Adam C. Kugler, age 42, is an executive vice president and treasurer
           (1997) of the Registrant and M&T Bank, and is in charge of the Company's Treasury Division. Mr. Kugler is chairman of the board and a director of M&T Investment Company (1999), a director of M&T Financial (1997), M&T Securities (1997) and is an executive vice president, Treasurer and a director of M&T Bank, N.A. (1997). Mr Kugler was previously a senior vice president in the Treasury Division of M&T Bank.

        Ray E. Logan, age 62, is an executive vice president of M&T Bank (1999) and is in charge of the Company's Human Resources Division. Mr. Logan served as senior vice president of M&T Bank from 1986 to 1999.

        John L. Pett, age 51, is an executive vice president (1997) and chief credit officer (1995) of the Registrant and is an executive vice president and chief credit officer of M&T Bank (1996). Mr. Pett is a director of Highland Lease (1997) and M&T Credit (1997). He is an executive vice president (1998) and a director (1996) of M&T Bank, N.A. Mr. Pett served as senior vice president of the Registrant from 1991 to 1997.

        Michael P. Pinto, age 44, is an executive vice president and chief financial officer of the Registrant (1997) and M&T Bank (1996), and is in charge of the Company's Finance Division and its Technology and Banking Operations Division. Mr. Pinto is chairman of the board, president and a director of Olympia Financial Corp. (1997), and a director of M&T Financial (1996), M&T Mortgage (1996), M&T Real Estate (1996) and M&T Investment Company (1999). He is an executive vice president and chief financial officer (1996) and a director
           (1998) of M&T Bank, N.A. Mr. Pinto served as senior vice president and controller of the Registrant from 1993 to 1997.

        Robert E. Sadler, Jr., age 54, is an executive vice president (1990) and a director (1999) of the Registrant, president and a director of M&T Bank (1996), and is in charge of the Company's Commercial Banking Division. Mr. Sadler is president, chief executive officer and a director of M&T Bank, N.A.(1995); chairman of the board (1989) and a director of M&T Financial (1985); chairman of the board and a director of M&T Mortgage (1991); chairman of the board and a director of M&T Securities (1994); and chairman of the board, president and a director of M&T Real Estate (1995).

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

Item 6. SELECTED FINANCIAL DATA. SEE cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CORPORATE PROFILE AND SIGNIFICANT DEVELOPMENTS

M&T Bank Corporation ("M&T") is a bank holding company headquartered in Buffalo, New York with consolidated assets of $22.4 billion at December 31, 1999. M&T and its consolidated subsidiaries are hereinafter referred to collectively as "the Company." M&T's wholly owned banking subsidiaries are Manufacturers and Traders Trust Company ("M&T Bank") and M&T Bank, National Association ("M&T Bank, N.A.").

         M&T Bank, with total assets of $21.6 billion at December 31, 1999, is a New York-chartered commercial bank with 261 banking offices throughout New York State, 19 banking offices in northeastern Pennsylvania and an office in Nassau, The Bahamas. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State and northeastern Pennsylvania, and on small and medium size businesses based in those areas. Certain lending activities are also conducted in other states through various subsidiaries. M&T Bank's subsidiaries include Highland Lease Corporation, a consumer leasing company; M&T Credit Corporation, a consumer lending and commercial leasing and lending company; M&T Financial Corporation, a commercial leasing company; M&T Mortgage Corporation, a residential mortgage banking company; M&T Real Estate, Inc., a commercial mortgage lender; and M&T Securities, Inc., a broker/dealer.

         M&T Bank, N.A., with total assets of $852 million at December 31, 1999, is a national bank with an office in Oakfield, New York. M&T Bank, N.A. offers selected deposit, loan and insurance products on a nationwide basis, primarily through telephone and direct mail marketing techniques. Insurance products are also offered by M&T Bank, N.A. through banking offices of M&T Bank.

         On September 24, 1999, M&T Bank completed the acquisition of 29 upstate New York branches from The Chase Manhattan Bank ("Chase"). The branches had approximately $634 million of deposits and approximately $44 million of retail installment and commercial loans at the closing. In addition, on September 30, 1999 M&T Bank received from Chase investment management and custody accounts having assets of approximately $286 million. Chase also agreed to transfer up to approximately $195 million of other trust and fiduciary account assets to M&T Bank following the receipt of required court approvals. It is expected that this portion of the transaction will be completed in the first quarter of 2000.

         On June 1, 1999, M&T completed the acquisition of FNB Rochester Corp. ("FNB"), a bank holding company headquartered in Rochester, New York. Immediately after the acquisition, FNB's banking subsidiary, First National Bank of Rochester, which had 17 banking offices in western and central New York State, was merged with and into M&T Bank. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operations of FNB have been included in the financial results of the Company since the acquisition date. FNB's stockholders received $76 million in cash and 122,516 shares of M&T common stock in exchange for FNB shares outstanding at the time of acquisition. Assets acquired totaled approximately $676 million and included loans and leases of $393 million and investment securities of $148 million. Liabilities assumed on June 1 were approximately $541 million and included $511 million of deposits.

         In connection with the transactions described in the two preceding paragraphs the Company recorded approximately $153 million of goodwill and core deposit intangible. Nonrecurring expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into M&T Bank totaled $4.7 million ($3.0 million after-tax) during the year ended December 31, 1999 and consisted largely of expenses for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to Chase and FNB customers; and printing, supplies and other costs. Since the systems conversions and integration of operations are complete, the Company does not expect to incur a material amount of additional integration costs. In accordance with generally accepted accounting principles, included in the determination of goodwill were charges totaling $4.1 million, net of applicable income taxes, for severance of former Chase and FNB employees; legal and other professional fees; and termination of contracts for data processing and other services. As of December 31, 1999, the remaining unpaid portion of merger-related expenses and charges included in the determination of goodwill were $130 thousand and $960 thousand, respectively. The resolution of any preacquisition contingencies is not expected to have a material impact on the allocation of the purchase price or the amount of goodwill recorded as part of the acquisitions.

         On April 1, 1998, M&T completed the acquisition of ONBANCorp, Inc. ("ONBANCorp"), a bank holding company headquartered in Syracuse, New York. Immediately after the acquisition, ONBANCorp's two banking subsidiaries, OnBank & Trust Co. in Syracuse, which operated 59 offices in upstate New York, and Franklin First Savings Bank in Wilkes-Barre, Pennsylvania, which operated 19 offices in northeastern Pennsylvania, were merged with and into M&T Bank. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operations acquired from ONBANCorp have been included in the financial results of the Company since the acquisition date. ONBANCorp's stockholders received $266 million in cash and 1,429,998 shares of M&T common stock in exchange for ONBANCorp shares outstanding at the time of acquisition. The accompanying table provides a summary of assets acquired and liabilities assumed on April 1, 1998 in connection with the ONBANCorp transaction:


Assets

                                               (in thousands)
Investment securities                           $1,576,604
Loans and leases, net of unearned discount       2,970,306
Allowance for possible credit losses               (27,905)
                                                 ---------
 Loans and leases, net                           2,942,401
Goodwill and core deposit intangible               562,533
Other assets                                       411,727
                                                 ---------
 Total assets                                   $5,493,265
                                                ==========

Liabilities

Deposits                                        $3,767,729
Short-term borrowings                              541,689
Long-term borrowings                               268,617
Other liabilities                                   41,680
                                                 ---------
 Total liabilities                              $4,619,715
                                                ==========

         In connection with the ONBANCorp acquisition, the Company recorded approximately $563 million of goodwill and core deposit intangible, and incurred nonrecurring expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the operations of M&T Bank of approximately $21.3 million ($14.0 million after-tax) during the year ended December 31, 1998. Included in the determination of goodwill were charges totaling $16.8 million, net of applicable income taxes, for severance of former ONBANCorp employees; investment banking, legal and other professional fees; and termination of ONBANCorp contracts for data processing and other services. As of December 31, 1998, the remaining unpaid portion of merger-related expenses and charges included in the determination of goodwill were $2.1 million and $1.1 million, respectively. Substantially all of these balances were paid during 1999.

         In December 1999, M&T Bank entered into a definitive agreement to acquire Matthews, Bartlett & Dedecker, Inc. ("MBD"), an insurance agency located in Buffalo, New York. MBD provides insurance services principally to the commercial market and will operate as a subsidiary of M&T Bank. It is expected that the acquisition will be completed in the first quarter of 2000 and that it will not have a material impact on the Company's financial position or results of operations.

OVERVIEW

M&T reported net income in 1999 of $265.6 million or $32.83 of diluted earnings per common share, increases of 28% and 25%, respectively, from $208.0 million or $26.16 per diluted share in 1998. Basic earnings per common share rose to $34.05 in 1999, an increase of 25% from $27.30 in 1998. Net income totaled $176.2 million in 1997, while diluted and basic earnings per share were $25.26 and $26.60, respectively. The after-tax impact of nonrecurring expenses associated with the merger and acquisition activity previously described was $3.0 million ($4.7 million pre-tax) or $.37 of diluted earnings per share and $.38 of basic earnings per share in 1999, compared with $14.0 million ($21.3 million pre-tax) or $1.76 of diluted earnings per share and $1.84 of basic earnings per share in 1998. The impact on 1999's net income resulting from the FNB and Chase branch acquisitions was not material.

         Net income represented a return on average assets in 1999 of 1.26%, compared with 1.14% in 1998 and 1.32% in 1997. The return on average common stockholders' equity was 15.30% in 1999, 13.86% in 1998 and 18.49% in 1997.
Excluding the impact of merger-related expenses, the rates of return on average assets and average common equity in 1999 were 1.28% and 15.47%, respectively, compared with 1.21% and 14.79%, respectively, in 1998.

         Growth in average loans and leases was the most significant factor contributing to a 13% increase in taxable-equivalent net interest income to $767 million in 1999 from $679 million in 1998. Average loans and leases rose to $16.4 billion in 1999, an increase of 15% from $14.3 billion in 1998. Similarly, average earning assets totaled $19.1 billion in 1999, up 13% from $16.9 billion in 1998. A 30% increase in average loans outstanding in 1998, including the impact of the $3.0 billion of loans obtained on April 1, 1998 in the ONBANCorp acquisition, was the most significant factor for the rise in that year's net interest income from $565 million in 1997. Average loans and average earning assets in 1997 were $11.0 billion and $12.8 billion, respectively. Improvement in 1998's net interest income resulting from asset growth was partially offset by a reduction of the Company's net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets. Net interest margin in 1999 was 4.02%, compared with 4.01% in 1998 and 4.42% in 1997.

         The provision for credit losses in 1999 was $44.5 million, compared with $43.2 million in 1998 and $46.0 million in 1997. Net charge-offs totaled $40.3 million in 1999, compared with $39.4 million in 1998 and $41.8 million in 1997. Net charge-offs as a percentage of average loans outstanding declined to
 .25% in 1999, from .28% in 1998 and .38% in 1997.

         In January 1998, M&T contributed appreciated investment securities with a fair value of $24.6 million to an affiliated, tax-exempt private charitable foundation. As a result of the contribution, in 1998 the Company recognized charitable contributions expense of $24.6 million and recognized tax-exempt other income of $15.3 million. The contribution provided an income tax benefit of approximately $10.0 million and, accordingly, resulted in an after-tax increase in 1998's net income of $700 thousand, or $.09 per diluted share. Excluding the effect of this contribution, noninterest income of $282 million in 1999 increased 14% from $248 million in 1998 and was 48% above the $191 million earned in 1997. Growth in mortgage banking revenues, fees earned from deposit services, and a full year of revenues associated with operations obtained in the ONBANCorp acquisition were factors contributing to the increase from 1998 to 1999. Revenues related to operations and/or market areas associated with the ONBANCorp acquisition, along with higher revenues from mortgage banking, trust activities and bank owned life insurance contributed to the increase from 1997 to 1998. Approximately 40% of the increase from 1997 to 1998 was attributable to revenues related to operations and/or market areas associated with the ONBANCorp acquisition.

         Noninterest expenses associated with operations, which exclude amortization of goodwill and core deposit intangible and certain nonrecurring expenses, were $525 million in 1999, an increase of 8% from $486 million in 1998. The excluded items consist of nonrecurring merger-related expenses of $4.7 million and $21.3 million in 1999 and 1998, respectively, amortization of goodwill and core deposit intangible of $49.7 million in 1999 and $34.5 million in 1998, and $24.6 million of expense related to the previously mentioned contribution to the affiliated charitable foundation in 1998. Higher expenses related to salaries, employee benefits and occupancy contributed to the higher expense level in 1999 compared with 1998. After excluding $7.3 million of amortization of goodwill and core deposit intangible, noninterest expenses associated with operations in 1997 totaled $414 million. Operating expenses related to the acquired operations of ONBANCorp significantly contributed to the increase from 1997 to 1998.

         The efficiency ratio, or noninterest expense divided by the sum of taxable-equivalent net interest income and noninterest income, measures how much of a company's revenue is consumed by operating expenses. Reflecting the smooth integration of the 1998 and 1999 acquisitions, M&T's efficiency ratio, calculated using the adjusted income and expense totals noted above and excluding gains from sales of bank investment securities from noninterest income, improved significantly to 50.06% in 1999 from 52.51% in 1998 and 54.82% in 1997.

CASH OPERATING RESULTS

As a result of the acquisitions of ONBANCorp, FNB and the Chase branches and, to a significantly lesser extent, acquisitions of other entities in prior years, the Company had recorded as assets goodwill and core deposit intangible totaling $648 million and $546 million at December 31, 1999 and 1998, respectively. Since the amortization of goodwill and core deposit intangible does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a "cash" (or "tangible") basis (which excludes the after-tax effect of amortization of goodwill and core deposit intangible and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein do not exclude the effect of other non-cash operating expenses such as depreciation, provision for credit losses, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis data does, however, exclude the after-tax impact of nonrecurring merger-related expenses associated with the acquisitions of ONBANCorp, FNB and the Chase branches.

         Cash net income rose 23% to $311.0 million in 1999 from $251.9 million in 1998. Diluted and basic cash earnings per share in 1999 were each up 21% to $38.44 and $39.87, respectively, from $31.69 and $33.06 in 1998. In 1997, cash net income was $182.4 million while diluted and basic cash earnings per share were $26.14 and $27.53, respectively. The impact of the FNB and Chase branch acquisitions on 1999 cash net income was not material.

         Cash return on average tangible assets was 1.52% in 1999, compared with 1.41% in 1998 and 1.37% in 1997. Cash return on average tangible common equity was 26.71% in 1999, compared with 23.08% and 19.56% in 1998 and 1997, respectively. Including the effect of merger-related expenses, the cash return on average tangible assets for 1999 and 1998 was 1.50% and 1.33%, respectively, and the cash return on average tangible common equity was 26.45% and 21.80%, respectively.

NET INTEREST INCOME/LENDING AND FUNDING ACTIVITIES

Taxable-equivalent net interest income rose 13% to $767 million in 1999 from $679 million in 1998, largely the result of growth in average earning assets, which increased $2.2 billion or 13% to $19.1 billion in 1999 from $16.9 billion in 1998. Taxable-equivalent net interest income and average earning assets in 1997 were $565 million and $12.8 billion, respectively. The growth in average earning assets in 1999 and 1998 was largely attributable to higher average loans and leases outstanding. Average loans and leases totaled $16.4 billion in 1999, up 15% from $14.3 billion in 1998 and 50% higher than $11.0 billion in 1997. The impact of the $393 million of loans obtained in the FNB transaction in June 1999 and the full-year impact of loans acquired in the April 1998 ONBANCorp transaction contributed to the higher average loan balances in 1999 compared with 1998. The primary reason for the higher loan balances in 1998 as compared to 1997 was the $3.0 billion of loans obtained in the ONBANCorp acquisition, including approximately $450 million of commercial loans, $380 million of commercial real estate loans, $1.2 billion of residential mortgage loans and $930 million of consumer loans. Partially offsetting these increases in average loans and leases in 1998 was the impact of the July 1998 sale of M&T's retail credit card business, including approximately $186 million of outstanding credit card balances as of the sale date. Average credit card balances, including cards issued to small businesses, were $10 million in 1999, compared with $136 million in 1998 and $268 million in 1997. The accompanying table 4 summarizes average loans and leases outstanding in 1999 and percentage changes in the major components of the portfolio over the past two years.

         Loans secured by real estate, including home equity loans and outstanding home equity lines of credit which the Company classifies as consumer loans, represented approximately 66% of the loan and lease portfolio during 1999 and 1998, up from 64% in 1997. At December 31, 1999, the Company held approximately $6.5 billion of commercial real estate loans, $4.1 billion of consumer real estate mortgage loans secured by one-to-four family residential properties and $885 million of outstanding home equity loans and lines of credit, compared with $5.5 billion, $4.3 billion and $739 million, respectively, at December 31, 1998.

         Commercial real estate loans originated by the Company are predominately secured by properties in the New York City metropolitan area, including areas in neighboring states generally considered to be within commuting distance of New York City, and Western New York, which includes Buffalo, Niagara Falls, Rochester and surrounding areas. Commercial real estate loans are also originated in the Syracuse, Albany, Hudson Valley and Southern Tier regions of New York State, as well as in northeastern Pennsylvania. Historically, commercial real estate loans originated by the Company are fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then-current market rate of interest. In response to customer needs, in recent years the Company has also originated fixed-rate commercial real estate loans with maturities of greater than five years. In general, these loans have original maturity terms of approximately ten years. The Company also originates adjustable-rate commercial real estate loans. As of December 31, 1999, approximately 27% of the commercial real estate loan portfolio consisted of adjustable-rate loans. The accompanying table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 1999. Of the $3.2 billion of commercial real estate loans in the New York City metropolitan area, approximately 50% were secured by multi-family residential properties, 20% by retail space and 12% by office space. The Company's experience has been that office space and retail properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multi-family residential properties. Approximately 54% of the aggregate dollar amount of New York City area loans were for $5 million or less, while loans of more than $10 million made up approximately 28% of the total. Commercial real estate loans secured by properties elsewhere in New York State tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business. Approximately 77% of the aggregate dollar amount of these New York State loans were for $5 million or less.

         Commercial real estate loans secured by properties located outside of New York State and outside of areas of neighboring states considered to be part of the New York City metropolitan area comprised 10% of total commercial real estate loans as of December 31, 1999.

         Of the $395 million of commercial construction loans presented in the accompanying table 6, $226 million represent loans for which the Company has also committed to provide permanent financing. At December 31, 1999, commercial construction loans represented 2% of total loans and leases.

         Real estate loans secured by one-to-four family residential properties totaled $4.1 billion at December 31, 1999, including approximately 67% secured by properties located in New York State. At December 31, 1999, $239 million of residential real estate loans were held for sale by M&T Mortgage Corporation, the Company's mortgage banking subsidiary.

         Consumer loans and leases represented approximately 18% of the average loan portfolio during 1999, compared with 19% and 21% in 1998 and 1997, respectively. Automobile loans and leases and home equity loans and lines of credit represent the largest components of the consumer loan portfolio. Approximately 96% of home equity loans and lines of credit outstanding at December 31, 1999 were secured by properties in New York State. At December 31, 1999, 40% of the automobile loan and lease portfolio was to customers residing in New York State, while the remainder was largely to customers in Pennsylvania. Automobile loans and leases are generally originated through dealers, however, all applications submitted by dealers are subject to the Company's normal underwriting and loan approval procedures. Automobile loans and leases represented approximately 9% of the Company's average loan portfolio during 1999, while no other consumer loan product represented more than 5%. The average outstanding balance of automobile leases outstanding was approximately $375 million in 1999, $315 million in 1998 and $147 million in 1997. Due to poorer than expected results, during 1998 and 1997 the Company terminated all of its co-branded credit card programs and sold its retail credit card business on July 31, 1998, including outstanding balances of approximately $186 million.

         The Company's portfolio of investment securities averaged $2.1 billion in 1999, $2.4 billion in 1998 and $1.7 billion in 1997. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations, commercial real estate mortgage-backed securities, and shorter-term U.S. Treasury notes. The Company has also invested in debt securities issued by municipalities and debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to prepayment and other risks assumed. The Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security. The size of the investment securities portfolio is influenced by such factors as demand for loans, which generally yield more than investment securities, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.

         Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, Federal funds sold and agreements to resell securities, averaged $517 million in 1999, compared with $230 million in 1998 and $123 million in 1997.

         Core deposits represent the most significant source of funding to the Company and consist of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000. Core deposits generally carry lower interest rates than wholesale funds of comparable maturities. The Company's branch network is its principal source of core deposits. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, N.A. are also included in core deposits. Average core deposits were $11.9 billion in 1999, up from $10.7 billion in 1998 and $8.3 billion in 1997. The increases in average core deposits in 1999 and 1998 reflect the 1999 Chase branch and FNB acquisitions and the 1998 ONBANCorp acquisition. Core deposits obtained in the Chase branch acquisition as of September 24, 1999 and in the FNB acquisition as of June 1, 1999 were $618 million and $419 million, respectively. Core deposits obtained in the acquisition of ONBANCorp totaled approximately $2.8 billion on April 1, 1998. Average core deposits of M&T Bank, N.A. were $429 million in 1999, $401 million in 1998 and $432 million in 1997. Funding provided by core deposits totaled 62% of average earning assets in 1999, compared with 63% in 1998 and 65% in 1997. The accompanying table 7 summarizes average core deposits in 1999 and percentage changes in the components over the past two years.

         Supplementing core deposits, the Company obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company's offshore branch office, and brokered certificates of deposit. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.6 billion in 1999, compared with $1.3 billion in 1998 and $1.0 billion in 1997. Offshore branch deposits, comprised primarily of accounts with balances of $100,000 or more, averaged $254 million in 1999, compared with $288 million and $230 million in 1998 and 1997, respectively. Brokered deposits averaged $1.1 billion in 1999, compared with $1.4 billion in 1998 and 1997, and totaled $1.0 billion at December 31, 1999. Brokered deposits have been used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. The weighted-average remaining term to maturity of brokered deposits at December 31, 1999 was 1.3 years. However, certain of the deposits have provisions that allow early redemption. In connection with the Company's management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms similar to the amounts and terms of many of the brokered deposits. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

         The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the "FHLB"), and others as sources of funding. Short-term borrowings averaged $2.1 billion in 1999, $1.9 billion in 1998 and $812 million in 1997. The average balance of long-term borrowings was $1.7 billion in 1999, compared with $835 million in 1998 and $373 million in 1997. Included in average long-term borrowings were amounts borrowed from the FHLB of $1.2 billion in 1999, $343 million in 1998 and $2 million in 1997, as well as $175 million of subordinated capital notes issued in prior years by M&T Bank. Average long-term borrowings also include trust preferred securities with a carrying value of $319 million that were issued by special-purpose entities in 1997. Further information regarding the trust preferred securities, as well as information regarding contractual maturities of long-term borrowings, is provided in note 8 of Notes to Financial Statements.

         Net interest income is impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as described herein, as well as changes in interest rates and spreads. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.48% in 1999, compared with 3.44% in 1998. The yield on earning assets decreased 29 basis points (hundredths of one percent) to 7.79% in 1999 from 8.08% in 1998. Similarly, the rate paid on interest-bearing liabilities decreased 33 basis points to 4.31% in 1999 from 4.64% in 1998. The declines in yields on earning assets and rates paid on interest-bearing liabilities were due to generally lower interest rates in 1999 when compared with 1998. However, actions taken by the Federal Reserve during the third and fourth quarters of 1999 have resulted in an increase in interest rates. In 1997, the net interest spread was 3.73%, the yield on earning assets was 8.39% and the rate paid on interest-bearing liabilities was 4.66%. Lower yielding residential real estate loans, consumer loans and investment securities acquired in the ONBANCorp transaction; the July 1998 sale of the Company's retail credit card business; and competitive pressure on interest rates charged for newly originated loans, particularly commercial loans and commercial real estate loans, contributed to the decline in yield in 1998 as compared with 1997.

         Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders' equity, partially offset by goodwill and core deposit intangible, bank owned life insurance and other non-earning assets. Net interest-free funds contributed .54% to net interest margin in 1999, compared with .57% in 1998 and .69% in 1997. Average net interest-free funds totaled $2.4 billion in 1999, $2.1 billion in 1998 and $1.9 billion in 1997. The decline in the contribution to net interest margin of net interest-free funds in 1999 and 1998 from 1997 was due, in part, to the goodwill and core deposit intangible assets recorded in conjunction with the FNB, Chase branch and ONBANCorp acquisitions (which averaged $587 million in 1999 and $413 million in 1998) and the cash surrender value of bank owned life insurance (which averaged $379 million in 1999, compared with $314 million in 1998 and $41 million in 1997). Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in "other revenues from operations." These two noninterest-earning assets mitigated much of the benefit derived from increases in stockholders' equity and/or noninterest-bearing deposits resulting from the FNB, Chase branch and ONBANCorp transactions.

         Future changes in market interest rates or spreads, as well as changes in the composition of the Company's portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads could adversely impact the Company's net interest margin and net interest income. Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under a number of different interest rate scenarios. As part of the management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of the loan and deposit portfolios. Revenue and expense arising from these agreements are reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. Excluding forward-starting swaps, the notional amount of interest rate swaps entered into for interest rate risk management purposes as of December 31, 1999 was approximately $1.7 billion. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under terms of $99 million of swaps, the Company pays a fixed rate of interest and receives a variable rate. To help manage exposure resulting from changing interest rates in future years, as of December 31, 1999, the Company had also entered into forward-starting swaps with an aggregate notional amount of $373 million in which the Company will pay a fixed rate of interest and receive a variable rate. Such forward-starting swaps had no effect on the Company's net interest income through December 31, 1999. The average notional amounts of interest rate swaps entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average rate paid or received on those swaps are presented in the accompanying table 8.

         The Company estimates that as of December 31, 1999 it would have received approximately $25 million if all interest rate swap agreements entered into for interest rate risk management purposes had been terminated, compared with $23 million and $16 million at December 31, 1998 and 1997, respectively. The estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company's overall interest rate risk profile. With the exception of swaps having a notional amount of

$50 million that were entered into for the purpose of modifying the repricing characteristics of fixed-rate, available for sale investment securities, changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not recorded in the consolidated financial statements. Additional information about interest rate swaps is included in note 16 of Notes to Financial Statements.

PROVISION FOR CREDIT LOSSES

The purpose of the provision for credit losses is to adjust the Company's allowance for credit losses to a level that is adequate to absorb losses inherent in the loan and lease portfolio. The provision for credit losses was $44.5 million in 1999, compared with $43.2 million in 1998 and $46.0 million in 1997. Net loan charge-offs in 1999 were $40.3 million, compared with $39.4 million in 1998 and $41.8 million in 1997. Net loan charge-offs as a percentage of average loans outstanding were .25% in 1999, .28% in 1998 and .38% in 1997. Nonperforming loans totaled $103.2 million or .59% of loans and leases outstanding at December 31, 1999, compared with $117.0 million or .74% a year earlier and $80.7 million or .70% at December 31, 1997. The allowance for credit losses was $316.2 million or 1.82% of net loans and leases at the end of 1999, compared with $306.3 million or 1.94% at December 31, 1998 and $274.7 million or 2.39% at December 31, 1997. The ratio of the allowance to nonperforming loans at year-end 1999, 1998 and 1997 was 306%, 262% and 341%, respectively.

         The decline in the allowance as a percentage of total loans at December 31, 1999 and 1998 as compared with December 31, 1997 and prior years reflects management's evaluation of the loan and lease portfolio as of each date, the relatively favorable economic environment for many commercial borrowers in the two recent years, the July 1998 sale of the retail credit card business, and other factors. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Given the concentration of commercial real estate loans in the Company's loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular, coupled with the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and significant growth in recent years in loans to individual consumers, management cautiously evaluated the impact of interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when assessing the adequacy of the Company's allowance for credit losses as of December 31, 1999. Based upon the results of such review, management believes that the allowance for credit losses at December 31, 1999 was adequate to absorb credit losses inherent in the portfolio as of that date.

         The accompanying table 10 presents a comparative allocation of the allowance for credit losses for each of the past five year-ends. Amounts were allocated to specific loan categories based upon management's classification of loans under the Company's internal loan grading system and assessment of near-term charge-offs and losses existing in specific larger balance loans that are reviewed in detail by the Company's internal loan review department and pools of other loans that are not individually analyzed. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable resulting from (i) comparatively poorer economic conditions and an unfavorable business climate in market regions served by the Company, in particular areas of New York State outside of the New York City metropolitan area that have not experienced the same degree of economic growth evident in much of the rest of the country in recent years, (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular the large concentration of commercial real estate loans secured by properties in the New York City metropolitan area and other areas of New York State, (iii) the effect of expansion into new markets, including market areas of New York State and Pennsylvania entered through the acquisition of ONBANCorp, and/or new loan product types, including expansion of automobile loan and leasing activities in recent years, and, (iv) the possible use of imprecise estimates in determining the allocated portion of the allowance. The economy in New York State, in general, and the Upstate New York region (comprised of areas outside of metropolitan New York City), in particular, continues to lag behind the rest of the country. Marginal job growth, coupled with a declining population base, has left the Upstate New York region susceptible to potential credit problems, particularly related to commercial customers. Given the Company's high concentration of commercial loans and commercial real estate loans in New York State, including the Upstate New York region, and considering the other factors already discussed, the level of the unallocated portion of the allowance for credit losses is deemed prudent and reasonable. Nevertheless, the allowance is general in nature and is available to absorb losses from any loan or lease category. Accordingly, the amounts presented in the table are not necessarily indicative of future losses within the individual loan categories.

         Several factors influence the Company's credit loss experience, including overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company's commercial real estate loan portfolio, real estate valuations, in particular. Commercial real estate valuations include many assumptions and, as a result, can be highly subjective. Commercial real estate values can be significantly affected over relatively short periods of time by changes in business climate and economic conditions, and, in many cases, the results of operations of businesses and other occupants of the real property. Nonperforming commercial real estate loans totaled $13.4 million, $19.3 million and $17.4 million at December 31, 1999, 1998 and 1997, respectively. During 1999, the Company realized net recoveries of charged-off commercial real estate loans of $2.2 million. During 1998 and 1997, net charge-offs of commercial real estate loans were $3.6 million and $.9 million, respectively.

         Net charge-offs of consumer loans and leases were $21.7 million in 1999, or .72% of average consumer loans outstanding during the year, compared with $31.5 million or 1.13% in 1998 and $35.8 million or 1.55% in 1997. Charge-offs of credit card balances and indirect automobile loans and leases represented the most significant types of consumer loans charged off during the past three years. Net credit card and indirect automobile loan charge-offs during 1999 were $.6 million and $8.3 million, respectively, compared with $14.4 million and $10.5 million, respectively, in 1998 and $19.0 million and $11.2 million, respectively, in 1997. As previously noted, the Company sold its retail credit card business in July 1998. Nonperforming consumer loans and leases totaled $27.3 million or .88% of outstanding consumer loans at December 31, 1999, compared with $28.3 million or .98% at December 31, 1998 and $21.9 million or .99% at December 31, 1997.

         Net charge-offs of commercial loans and leases in 1999 totaled $17.0 million, compared with $2.7 million in 1998 and $1.9 million in 1997. The increase in charge-offs in 1999 compared with prior years was largely the result of two commercial loans with partial charge-offs aggregating $15.0 million. Nonperforming commercial loans and leases totaled $22.5 million, $20.6 million and $10.2 million at December 31, 1999, 1998 and 1997, respectively.

         Net charge-offs of residential real estate loans were $3.9 million in 1999, compared with $1.6 million and $3.1 million in 1998 and 1997, respectively. Residential real estate loans classified as nonperforming at December 31, 1999, 1998 and 1997 totaled $40.0 million, $48.9 million and $31.2 million, respectively.

         Commercial real estate loans secured by multi-family properties in the New York City metropolitan area represented 9% of loans outstanding at December 31, 1999. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 1999. Furthermore, the Company had no exposure to less developed countries, and only $22 million of outstanding foreign loans at December 31, 1999.

         Assets acquired in settlement of defaulted loans totaled $10.0 million at December 31, 1999, compared with $11.1 million a year earlier and $8.4 million at the end of 1997.

OTHER INCOME

Other income rose 14% to $282 million in 1999 from $248 million in 1998, after excluding $15.3 million of tax-exempt income in 1998 resulting from the previously noted transfer of appreciated investment securities to an affiliated, tax-exempt charitable foundation. Growth in mortgage banking revenues, fees earned from deposit services, and a full year of revenues associated with operations obtained in the ONBANCorp acquisition contributed to the improvement. Other income was $191 million in 1997. Revenues related to operations and/or market areas associated with the ONBANCorp acquisition, along with higher revenues from mortgage banking, trust activities and bank owned life insurance contributed to the increase from 1997 to 1998. Approximately 40% of the increase from 1997 to 1998 was attributable to revenues related to operations and/or market areas associated with the former ONBANCorp.

         Mortgage banking revenues, which consist of residential mortgage loan servicing fees, gains from sales of residential mortgage loans and loan servicing rights, and other residential mortgage loan-related fees, increased to $71.8 million in 1999 from $65.6 million in 1998 and $51.5 million in 1997. Revenues from servicing residential mortgage loans for others were $26.8 million in 1999, compared with $29.3 million in 1998 and $25.7 million in 1997. Gains from sales of residential mortgage loans and loan servicing rights totaled $39.7 million in 1999, $32.4 million in 1998 and $23.1 million in 1997. The Company maintains residential mortgage loan origination offices in New York State, as well as in Arizona, Colorado, Idaho, Massachusetts, Ohio, Oregon, Pennsylvania, Utah and Washington. Residential mortgage loans originated for sale to other investors totaled $2.5 billion in 1999, compared with $2.8 billion and $1.6 billion in 1998 and 1997, respectively. Residential mortgage loans serviced for others were $7.2 billion, $7.3 billion and $7.5 billion at December 31, 1999, 1998 and 1997, respectively. Capitalized servicing assets were $61 million at December 31, 1999 and 1997, compared with $62 million at December 31, 1998.

         Reflecting a third quarter 1999 increase in fees, combined with the impact of the FNB, Chase branch and ONBANCorp acquisitions, service charges on deposit accounts rose 28% to $73.6 million in 1999 from $57.4 million in 1998, and 70% from $43.4 million in 1997. Fees for services provided to customers in the areas formerly served by ONBANCorp contributed approximately three-fourths of the increase from 1997 to 1998. Trust income increased 7% to $40.8 million in 1999 from $38.2 million in 1998 and 33% from $30.7 million in 1997. The increases in both 1999 and 1998 were largely due to higher revenues for investment management services. Merchant discount and other credit card fees in 1999 totaled $7.5 million, compared with $12.4 million in 1998 and $19.4 million in 1997. As noted earlier, during 1997 and 1998 the Company terminated all of its co-branded credit card programs, and sold its retail credit card business on July 31, 1998. Total credit card fees included in merchant discount and credit card fees in 1999 were approximately $2 million, compared with approximately $9 million and $16 million in 1998 and 1997, respectively. Through the date of sale, the results of operations of the retail credit card business in 1998, including internal allocations of the provision for credit losses, interest expense and other expenses, were essentially break-even. On the same basis, the Company's retail credit card business incurred losses of approximately $10 million in 1997. Trading account and foreign exchange activity resulted in gains of $315 thousand in 1999, down from $4.0 million in 1998 and $3.7 million in 1997. The decline in 1999 was largely the result of an approximate $3 million loss incurred as a result of a counterparty defaulting on the settlement of outstanding foreign exchange contracts. During 1999, the Company sold bank investment securities resulting in gains of $1.6 million. Similar gains on sales of bank investment securities in 1998 were $1.8 million, compared with losses of $280 thousand in 1997.

         Other revenues from operations increased to $86.8 million in 1999, compared with $68.3 million in 1998 (excluding the effect of the contribution of securities to the affiliated foundation) and $42.1 million in 1997. Such amounts include $22.5 million, $17.6 million and $2.3 million in 1999, 1998 and 1997, respectively, of tax-exempt income earned from bank owned life insurance. Also included in other revenues from operations were revenues from the sales of mutual funds and annuities of $24.5 million, $18.0 million and $15.3 million in 1999, 1998 and 1997, respectively. A $7.0 million increase in revenues from letter of credit and other credit-related fees also contributed to the rise in other revenues from operations in 1999 from 1998. Other items that contributed to the increase in 1998 as compared with 1997 include a $3.2 million gain from the sale of the Company's retail credit card business and higher revenues for automated teller machine service fees.

OTHER EXPENSE

Excluding amortization of goodwill and core deposit intangible of $49.7 million in 1999, $34.5 million in 1998 and $7.3 million in 1997; nonrecurring merger-related expenses of $4.7 million and $21.3 million in 1999 and 1998, respectively; and $24.6 million of expense recognized in 1998 related to the previously discussed transfer of securities to an affiliated charitable foundation, other expense totaled $525 million in 1999, 8% higher than $486 million in 1998 and 27% higher than $414 million in 1997. Expenses related to acquired operations significantly contributed to the higher expense levels in 1999 and 1998. However, since the operating systems and support operations related to ONBANCorp, FNB and the former Chase branches have been combined with those of the Company, the Company's operating expenses cannot be precisely divided between or attributed directly to the acquired operations or to the Company as it existed prior to each transaction.

         Salaries and employee benefits expense was $285 million in 1999, 10% higher than the $259 million in 1998 and 29% higher than the $220 million in 1997. Salaries and benefits related to acquired operations, merit salary increases, higher expenses for incentive compensation arrangements and higher medical benefit costs were factors for the increase in 1999 from 1998. Salaries and employee benefits related to the operations acquired from ONBANCorp largely contributed to the increased expense level in 1998 over 1997. Merit salary increases and expenses associated with incentive compensation plans also contributed to the 1998 increase. Partially offsetting the impact of these higher expenses were decreases in expense associated with stock appreciation rights of $4.4 million in 1999 as compared with 1998 and $6.3 million in 1998 as compared with 1997. The number of full-time equivalent employees was 6,171 at December 31, 1999, compared with 6,044 at December 31, 1998 and 4,781 at December 31, 1997.

         Excluding one time merger-related expenses, the already discussed charitable contributions expense in 1998, and amortization of goodwill and core deposit intangible, nonpersonnel expense totaled $240 million in 1999, 5% higher than $228 million in 1998. Higher equipment and net occupancy expenses, largely attributable to the impact of the operations acquired in 1998 and 1999, were significant factors contributing to the rise. Nonpersonnel expense was $194 million in 1997, after excluding amortization of goodwill and core deposit intangible. The increase in expenses from 1997 to 1998 was largely the result of expenses related to the acquired operations of ONBANCorp plus an increase in the amortization of capitalized servicing rights. Amortization of capitalized servicing rights totaled $19.8 million in 1999, $19.7 million in 1998 and $14.4 million in 1997. Partially offsetting the expense increases from 1997 to 1998 was an $8.1 million decline in co-branded credit card rebate and other operating expenses based on card usage.

INCOME TAXES

The provision for income taxes was $153 million in 1999, up from $118 million in 1998 and $106 million in 1997. The effective tax rates were 36.5% in 1999, 36.1% in 1998 and 37.5% in 1997. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 11 of Notes to Financial Statements.

INTERNATIONAL ACTIVITIES

The Company's net investment in international assets was $27 million and $33 million at December 31, 1999 and 1998, respectively. Total offshore deposits were $243 million at December 31, 1999 and $303 million at December 31, 1998.

LIQUIDITY, MARKET RISK, AND INTEREST RATE SENSITIVITY

As a financial intermediary, the Company is exposed to various risks including liquidity and market risk. Liquidity refers to the Company's ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating expenses, and to be used for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.

         Core deposits have historically been the most significant funding source for the Company. Core deposits are generated from a large base of consumer, corporate and institutional customers, which over the past several years has become more geographically diverse as a result of acquisitions and expansion of the Company's businesses. Nevertheless, in recent years the Company has faced increased competition in offering services and products from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. As a result, and consistent with banking industry experience in general, the Company has experienced a reduction in the percentage of earning assets funded by core deposits. Core deposits financed 63% of the Company's earning assets at December 31, 1999, compared with 62% and 64% at December 31, 1998 and 1997, respectively.

         The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including Federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, and borrowings from the FHLB and others. M&T Bank had a credit facility with the FHLB aggregating $2.3 billion at December 31, 1999. Outstanding borrowings totaled $1.8 billion at December 31, 1999 and $1.5 billion at December 31, 1998. Such borrowings are secured by loans and investment securities. M&T Bank and M&T Bank, N.A. had available lines of credit with the Federal Reserve Bank of New York totaling approximately $4 billion. The amounts of these lines are dependent upon the balance of loans and securities pledged as collateral. There were no borrowings outstanding under these lines at either December 31, 1999 or 1998. Although informal and sometimes reciprocal, sources of funding are available to the Company through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. In addition to deposits and borrowings, other sources of liquidity include maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

         M&T's primary source of funds to pay for operating expenses, stockholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. These historic sources of cash flow were augmented in 1997 by the proceeds from issuance of $250 million of trust preferred securities, which provided a substantial portion of M&T's funding needs during 1998 and 1997. Additional information regarding the trust preferred securities is included in note 8 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which borrowings outstanding at December 31, 1999 totaled $29 million. A similar $25 million line of credit that expired during 1999 was entirely available for borrowing at December 31, 1998.

         Management closely monitors the Company's liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Furthermore, management does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either M&T or its subsidiary banks.

         Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company's financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Company to interest rate risk, which occurs when assets and liabilities reprice at different times as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future years under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and off-balance sheet financial instruments. Management's philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of both on- and off-balance sheet financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of mortgage-related assets and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analyses of market values of the Company's financial instruments. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 1999, the aggregate notional amount of interest rate swaps entered into for interest rate risk management purposes was approximately $2.0 billion, including approximately $373 million of forward starting swaps. Information about interest rate swaps entered into for interest rate risk management purposes is included herein under "Net Interest Income/Lending and Funding Activities" and in note 16 of Notes to Financial Statements.

         The Company's Asset-Liability Committee, which includes members of senior management, monitors interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit gathering activities, as well as statistically derived interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken action, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and entering into or modifying existing interest rate swap agreements.

         The accompanying table 14 as of December 31, 1999 and 1998 displays the estimated impact on net interest income from non-trading financial instruments resulting from changes in interest rates during the first modeling year.

         Many assumptions were utilized by the Company to calculate the impact that changes in interest rates may have on the Company's net interest income. The more significant assumptions relate to the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumed gradual changes in rates of 100 and 200 basis points up and down during a twelve-month period. As these assumptions are inherently uncertain, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to timing, magnitude, and frequency of interest rate changes and changes in market conditions, as well as any actions, such as those previously described, which management may take to counter these changes.

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

         The notional amounts of interest rate and foreign currency and other option and futures contracts totaled $799 million and $573 million, respectively, at December 31, 1999 and $436 million and $2.0 billion, respectively, at December 31, 1998. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $641 million and $633 million, respectively, at December 31, 1999 and $173 million and $51 million, respectively, at December 31, 1998. Included in trading account assets at December 31, 1999 were mortgage-backed securities which M&T held as collateral securing certain agreements to resell securities. The obligations to return such collateral were recorded as noninterest-bearing trading account liabilities and were included in accrued interest and other liabilities in the Company's consolidated balance sheet. The fair value of such collateral (and the related obligation to return collateral) was $600 million at December 31, 1999. There was no similar collateral held at December 31, 1998.

         Given the Company's policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material as of December 31, 1999 and 1998. Additional information related to trading derivative contracts is included in note 16 of Notes to Financial Statements.

CAPITAL

Stockholders' equity at December 31, 1999 was $1.8 billion or 8.02% of total assets, compared with $1.6 billion or 7.78% at December 31, 1998 and $1.0 billion or 7.36% at December 31, 1997. On a per share basis, stockholders' equity increased 12% to $232.41 at December 31, 1999 from $207.94 at December 31, 1998 and was up 49% from $155.86 at December 31, 1997. Excluding goodwill and core deposit intangible, net of applicable tax effect, tangible equity per share was $151.40 at December 31, 1999, compared with $139.89 at December 31, 1998 and $153.24 at December 31, 1997. The ratio of average total stockholders' equity to average total assets was 8.24%, 8.20% and 7.16% in 1999, 1998 and 1997, respectively.

         M&T issued shares of common stock in 1999 and 1998 to complete the acquisitions of FNB and ONBANCorp. On June 1, 1999, 122,516 shares of common stock were issued to former holders of FNB common stock resulting in an addition to stockholders' equity of $58.7 million. On April 1, 1998, M&T issued 1,429,998 shares of common stock to former holders of ONBANCorp common stock and assumed employee stock options to purchase 61,772 shares of M&T common stock, resulting in additions to stockholders' equity of $587.8 million and $19.4 million, respectively.

         Stockholders' equity at December 31, 1999 reflected a loss of $26.0 million, or $3.37 per share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale, compared with unrealized gains of $2.9 million, or $.37 per common share, at December 31, 1998 and $12.0 million, or $1.82 per common share, at December 31, 1997. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

         Cash dividends on M&T's common stock of $35.1 million were paid in 1999, compared with $29.0 million and $21.2 million in 1998 and 1997, respectively. In the third quarter of 1999 M&T's quarterly common stock dividend rate was increased to $1.25 per share from $1.00 per share. In total, dividends per common share increased to $4.50 in 1999 from $3.80 in 1998 and $3.20 in 1997.

         The rate of internal capital generation, or net income (excluding the after-tax effect of gains or losses from sales of bank investment securities) less dividends paid expressed as a percentage of average total stockholders' equity, was 13.22% in 1999, 11.86% in 1998 and 16.28% in 1997.

         During 1999, 1998 and 1997, M&T repurchased an aggregate of 854,438 shares of its common stock at an aggregate cost of $379.4 million: 167,833 shares in 1999, 479,532 shares in 1998 and 207,073 shares in 1997, at a cost of $79.8 million, $231.8 million and $67.8 million, respectively. In November 1999, M&T announced its intent to repurchase and hold as treasury stock up to 190,465 shares of common stock for reissuance upon the possible future exercise of outstanding stock options. As of December 31, 1999, M&T had repurchased 31,910 shares of common stock pursuant to such plan at an average cost of $465.28 per share.

         Federal regulators generally require banking institutions to maintain "core capital" and "total capital" ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $319 million carrying value of trust preferred securities. As of December 31, 1999, total capital further included $130 million of subordinated notes issued by M&T Bank in prior years. The capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of December 31, 1999 and 1998 are presented in note 20 of Notes to Financial Statements.

YEAR 2000

The "Year 2000" problem relates to the ability of computer systems, including those in non-information technology equipment and systems ("Computer Systems"), to distinguish date data between the twentieth and twenty-first centuries. Over the past several years the Company devoted resources to identify, remediate as appropriate, and test its own Computer Systems and to monitor and test as appropriate Computer Systems of entities doing business with or providing services to the Company. As a result of such efforts, the Company is not aware of any significant adverse impact resulting from the failure of Computer Systems on which it relies to accurately process date data before or after January 1, 2000. Nevertheless, in 2000 the Company will continue to monitor its Computer Systems and the performance of commercial and other loan customers, funds providers, and capital market/asset management counterparties for indications of Year 2000-related problems.

         Through December 31, 1999, the Company spent approximately $8.6 million (including approximately $3.2 million during 1999, $3.8 million in 1998 and $1.2 million in 1997) in addressing its potential Year 2000 problems. Management believes that the Company is continuing to devote appropriate financial and human resources to monitor its Computer Systems and the ongoing performance of customers and others, however, it is anticipated that additional costs related to such activities will not be significant. A majority of the Company's Year 2000-related costs were internal costs and constituted resources that would otherwise have been reallocated within the Company. Such reallocation did not have a material adverse impact on the

Company's financial condition or results of operations.

         The preceding discussion of Year 2000 initiatives contains forward-looking statements as to Year 2000 issues. See also the discussion of Future Factors under the caption "Forward-Looking Statements," which are incorporated by reference into the preceding discussion.

FOURTH QUARTER RESULTS

M&T reported net income in the fourth quarter of 1999 of $66.1 million or $8.20 of diluted earnings per common share, increases of 14% and 15%, respectively, from $57.8 million or $7.14 per diluted share in the final quarter of 1998. Basic earnings per share were up 14% to $8.48 in the recent quarter from $7.44 in the year-earlier quarter. Net income for the fourth quarter of 1999 expressed as an annualized rate of return on average assets was 1.18% compared with 1.14% in the comparable 1998 quarter. The annualized rate of return on average common stockholders' equity in the recent quarter was 14.58%, compared with 14.20% in 1998's fourth quarter. Cash net income in the fourth quarter of 1999 rose to $78.4 million, up 17% from $67.3 million earned in the year-earlier quarter. Diluted cash earnings per share increased 17% to $9.73 in 1999's final quarter from $8.31 in the comparable 1998 period. Cash return on average tangible assets was an annualized 1.45% in the recent quarter, compared with 1.36% in the corresponding 1998 quarter. Cash return on average tangible common equity rose to an annualized 26.67% in the fourth quarter of 1999 from 24.57% in the year-earlier quarter. Excluding nonrecurring expenses and amortization of acquired intangibles, the impact of the Chase branch acquisition in the fourth quarter of 1999 on net income was negligible.

         Taxable-equivalent net interest income rose to $199 million in the fourth quarter of 1999, an increase of $22 million or 12% from $177 million in the comparable 1998 quarter. An 11% increase in average loans and leases outstanding and a widening of the net interest margin were significant factors contributing to the improvement in net interest income. Average loans and leases for the fourth quarter of 1999 totaled $17.1 billion, up from $15.4 billion during the year-earlier quarter. Earning assets averaged $19.8 billion in the final quarter of 1999, an 8% increase from $18.4 billion in the corresponding 1998 quarter. Net interest margin was 3.99% in the fourth quarter of 1999, up from 3.82% in 1998's final quarter. The yield on earning assets was 7.85% in the recent quarter, up 8 basis points from 7.77% in the year-earlier period when competitive pressure on interest rates charged for loans originated in 1998 had the impact of lowering loan yields. The rate paid on interest-bearing liabilities was 4.43% in 1999's final quarter, compared with 4.50% in the year-earlier period. The resulting net interest spread was 3.42% in the recent quarter, compared with 3.27% in the fourth quarter of 1998. During the third and fourth quarters of 1999, the Federal Reserve took actions to increase the general level of interest rates. Although not necessarily indicative of a trend or of future results, the net interest spread in 1999's fourth quarter was below that achieved in any other quarter of 1999.

         The provision for credit losses was $14.0 million in the fourth quarter of 1999, up from $7.5 million in the corresponding 1998 quarter. Net charge-offs totaled $12.8 million in 1999's fourth quarter, compared with $10.7 million in the year-earlier period. The increase in net charge-offs from the fourth quarter of 1998 was largely due to a $5.0 million partial charge-off of a commercial loan in the recent quarter. Net charge-offs as an annualized percentage of average loans and leases were .30% in the final 1999 quarter, compared with .28% in the corresponding 1998 quarter. Largely due to the impact of the third quarter increase in fees charged for certain deposit services and higher revenues from letter of credit and other credit-related fees, other income increased 8% to $70.4 million in the fourth quarter of 1999 from $65.0 million in the fourth quarter of 1998. Reflecting the impact of expenses related to the FNB and Chase branch transactions, primarily expenses for salaries and benefits, equipment and net occupancy, and amortization of goodwill and core deposit intangible, other expense increased 7% to $149.0 million in 1999's final quarter from $138.8 million in the corresponding 1998 period.

SEGMENT INFORMATION

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company's reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking.

         The financial information of the Company's segments was compiled utilizing the accounting policies described in note 19 of Notes to Financial Statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segments and the financial results of such segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Financial information about the Company's segments is presented in note 19 of Notes to Financial Statements.

         The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, largely within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, deposit products, and cash management services. The Commercial Banking segment's earnings rose 15% to $77.6 million in 1999 from $67.4 million in 1998. The higher net income in 1999 when compared with 1998 resulted largely from increases of $17.8 million in net interest income, resulting from a 17% increase in average loans outstanding, and of $6.1 million in letter of credit and other credit-related fee income. Growth in most markets served by the Company, as well as the full year impact of loans acquired from ONBANCorp, contributed to the higher loan balances. Reflecting higher net charge-offs, including charge-offs of $11.2 million related to one commercial customer, the segment's provision for credit losses increased to $11.3 million in 1999 from $3.0 million in 1998. Net income in 1997 was $54.3 million. Higher net interest income of $26.8 million, the result of commercial loans obtained from ONBANCorp and loan growth in most of the markets already served by the Company, was the leading factor contributing to the increase in net income from 1997 to 1998.

         The Commercial Real Estate segment provides credit and deposit services to its customers. Loans are largely secured by properties in the New York City metropolitan area and in Western New York, however, loans are also originated in the other regions in New York State and northeastern Pennsylvania. Commercial real estate loans may be secured by apartment/multifamily buildings, office space, retail space, industrial space or other types of collateral. The Commercial Real Estate segment earned $64.2 million in 1999, an increase of 12% from $57.3 million earned a year earlier. Higher net interest income of $12.8 million, the result of a 15% increase in average loan balances outstanding, was the major factor for the increase in net income. Higher loan balances were due to loan growth in substantially all markets served by the Company and the full-year impact of commercial real estate loans acquired from ONBANCorp. The Commercial Real Estate segment earned $53.0 million in 1997. The impact of commercial real estate loans added to the Company's portfolio in the ONBANCorp transaction contributed to the growth in this segment's net income from 1997 to 1998.

         The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swaps related thereto; and offshore branch deposits. This segment also provides services to commercial customers and consumers that include foreign exchange, securities trading and municipal bond underwriting and sales. The Discretionary Portfolio segment contributed net income of $38.2 million in 1999, compared with $31.7 million in 1998 and $18.5 million in 1997. A $4.9 million increase in tax-exempt income earned from bank owned life insurance and higher net interest income from holdings of residential mortgage loans contributed to the increase in 1999. Partially offsetting these increases was the previously mentioned $3 million settlement loss on foreign exchange contracts. The improvement from 1997 to 1998 was attributable to a $15.3 million rise in tax-exempt income earned from bank owned life insurance. The April 1, 1998 ONBANCorp acquisition added approximately $.9 billion of residential mortgage loans and $.8 billion of investment securities to the average balance of the Company's discretionary portfolio that also contributed to 1998's improvement.

         The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to banking subsidiaries of M&T. The Company maintains mortgage loan origination offices in New York State, as well as Arizona, Colorado, Idaho, Massachusetts, Ohio, Oregon, Pennsylvania, Utah and Washington. The Company also periodically purchases the rights to service residential mortgage loans. Residential mortgage loans held for sale are included in this segment. Net income of this segment was $20.8 million in 1999, compared with $19.5 million in 1998 and $11.0 million in 1997. A $6.2 million decrease in noninterest expenses associated with origination and servicing activities, partially offset by a $4.1 million decline in revenue, led to the improved net income in this segment during 1999 as compared with 1998. The lower expense level included a $1.7 million decrease in the valuation allowance for capitalized servicing assets during 1999, compared with a $1.0 million addition to such allowance in 1998. The decline in revenue was the result of a lower volume of loans originated for sale during 1999 as compared with 1998, including loans originated for transfer to M&T's bank subsidiaries. The increase in net income from 1997 to 1998 was largely the result of an 81% increase in residential mortgage loans originated and a 14% increase in loans serviced, including loans transferred to and serviced for M&T's bank subsidiaries. A favorable interest rate environment was the primary factor leading to the increased origination volume in 1998.

         The Retail Banking segment offers a variety of consumer and small business services through several delivery channels which include traditional and "in-store" banking offices, automated teller machines, telephone banking and personal computer banking. The Company has banking offices throughout New York State and in northeastern Pennsylvania. The Retail Banking segment also offers certain deposit and loan products on a nationwide basis through M&T Bank, N.A. Credit services offered by this segment include consumer installment loans, student loans, automobile loans and leases (both directly and indirectly through dealers), home equity loans and lines of credit, and loans and leases to small businesses. The financial results of Retail Banking also include the $3.2 million gain that resulted from the sale of the retail credit card business in July 1998 and the results of providing retail credit card services to customers. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. The Retail Banking segment reported net income of $111.5 million in 1999, up 11% from $100.1 million in 1998. The impact of the acquisitions of FNB on June 1, 1999 and ONBANCorp on April 1, 1998 and increased service charges on deposit accounts, reflecting third quarter 1999 rate increases, were the leading factors contributing to the increase. In 1997, Retail Banking had net income of $65.7 million. The increase from 1997 to 1998 was largely the result of the April 1, 1998 acquisition of ONBANCorp and a $16.3 million decrease in the provision for credit losses. The decrease in the provision was largely due to the July 1998 sale of the Company's retail credit card business and the 1997 and 1998 termination of all of the Company's co-branded credit card programs.

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

         Pursuant to SFAS No. 133, the accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting will be required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

         SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB amended SFAS No. 133, deferring the effective date by one year. Initial application of SFAS No. 133 must be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of the statement. Early application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of the statement. SFAS No. 133 may not be applied retroactively to financial statements of prior periods.

         The manner of adoption expected to be utilized by the Company has yet to be determined and, as a result, the estimated impact that adopting the provisions of SFAS No. 133 will have on the Company's financial statements has not been quantified. The Company anticipates that adoption of SFAS No. 133 could increase the volatility of reported earnings and stockholders' equity and could result in the modification of certain data processing systems and hedging practices.

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

-------------------------------------------------------------------------------
                    M&T BANK CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
                                                                        Table 1

FINANCIAL HIGHLIGHTS

-------------------------------------------------------------------------------
                                         1999          1998          Change
-------------------------------------------------------------------------------
FOR THE YEAR
PERFORMANCE
Net income (thousands)                   $265,626      207,974      + 28%
Return on
  Average assets                             1.26%        1.14%
  Average common equity                     15.30%       13.86%
Net interest margin                          4.02%        4.01%
Net charge-offs/average loans                 .25%         .28%
Efficiency ratio*                           54.80%       56.24%
-------------------------------------------------------------------------------
PER COMMON SHARE DATE
Basic earnings                           $  34.05        27.30      + 25%
Diluted earnings                            32.83        26.16      + 25%
Cash dividends                               4.50         3.80      + 18%
-------------------------------------------------------------------------------
CASH (TANGIBLE) OPERATING RESULTS**
Net income (thousands)***                $311,001      251,922      + 23%
Diluted earnings per common share***        38.44        31.69      + 21%
Return on
  Average tangible assets                    1.52%        1.41%
  Average tangible common equity            26.71%       23.08%
Efficiency ratio*                           50.06%       52.51%
-------------------------------------------------------------------------------
AT DECEMBER 31
-------------------------------------------------------------------------------
BALANCE SHEET DATA (MILLIONS)
Loans and leases,
  net of unearned discount               $ 17,407        15,792     + 10%
Total assets                               22,409        20,584     +  9%
Deposits                                   15,374        14,737     +  4%
Stockholders' equity                        1,797         1,602     + 12%
-------------------------------------------------------------------------------
LOAN QUALITY
Allowance for credit losses/net loans        1.82%         1.94%
Nonperforming assets ratio                    .65%          .81%
-------------------------------------------------------------------------------
CAPITAL
Tier 1 risk-based capital ratio              8.27%         8.40%
Total risk-based capital ratio              10.25%        10.56%
Leverage ratio                               6.92%         7.02%
Common equity/total assets                   8.02%         7.78%
Common equity (book value) per share     $ 232.41        207.94      + 12%
Tangible common equity per share           151.40        139.89      +  8%
Market price per share:
  Closing                                  414.25        518.94      - 20%
  High                                     582.50        582.00
  Low                                      406.00        400.00
-------------------------------------------------------------------------------

*Excludes impact of nonrecurring merger-related expenses, net securities transactions and contribution of appreciated investment securities to affiliated, tax-exempt charitable foundation in 1998.

**Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

***Cash net income excludes the after tax impact of nonrecurring merger-related expenses of $3.0 million of $.37 per diluted share in 1999 and $14.0 million or $1.76 per diluted share in 1998.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                         Table 2

QUARTERLY TRENDS

                                                                                     1999
                                                                                   Quarters
-------------------------------------------------------------------------------------------------------------------
                                                            Fourth            Third        Second        First
-------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
Interest income (taxable-equivalent basis)                $391,792          375,021       361,158       358,370
Interest expense                                           192,766          179,961       171,269       175,238
-------------------------------------------------------------------------------------------------------------------
Net interest income                                        199,026          195,060       189,889       183,132
Less: provision for credit losses                           14,000           13,500         8,500         8,500
Other income                                                70,354           72,499        66,806        72,716
Less: other expense                                        149,047          144,898       145,547       139,466
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 106,333          109,161       102,648       107,882
Applicable income taxes                                     38,132           39,633        35,772        39,151
Taxable-equivalent adjustment                                2,083            1,964         1,838         1,825
-------------------------------------------------------------------------------------------------------------------
Net income                                                $ 66,118           67,564        65,038        66,906
-------------------------------------------------------------------------------------------------------------------
Per common share data
         Basic earnings                                      $8.48             8.57          8.35          8.65
         Diluted earnings                                     8.20             8.29          8.00          8.34
         Cash dividends                                      $1.25             1.25          1.00          1.00
Average common shares outstanding
         Basic                                               7,795            7,880         7,793         7,731
         Diluted                                             8,058            8,147         8,132         8,023
-------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS, ANNUALIZED
Return on
         Average assets                                       1.18%            1.27%         1.27%         1.34%
         Average common stockholders' equity                 14.58%           14.97%        15.23%        16.56%
Net interest margin on average earning                        3.99%            4.03%         4.09%         3.98%
         assets (taxable-equivalent basis)
Nonperforming assets to total assets,
         at end of quarter                                     .51%             .58%          .56%          .62%
Efficiency ratio *                                           55.33%           53.62%        55.72%        54.56%
-------------------------------------------------------------------------------------------------------------------
CASH (TANGIBLE) OPERATING RESULTS **
Net income (in thousands)                                  $78,443           79,714        76,511        76,333
Diluted net income per common share                           9.73             9.78          9.41          9.51
Annualized return on
         Average tangible assets                              1.45%            1.54%         1.53%         1.57%
         Average tangible common stockholders' equity        26.67%           26.43%        26.13%        27.66%
Efficiency ratio *                                           49.71%           48.91%        51.36%        50.31%
-------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
DOLLARS IN MILLIONS, EXCEPT PER SHARE
Average balances
         Total assets                                      $22,147           21,183        20,579        20,298
         Earning assets                                     19,806           19,184        18,636        18,664
         Investment securities                               1,974            2,048         2,064         2,497
         Loans and leases, net of unearned discount         17,147           16,678        16,056        15,761
         Deposits                                           15,472           14,821        14,578        14,497
         Stockholders' equity                                1,800            1,791         1,713         1,638
-------------------------------------------------------------------------------------------------------------------
At end of quarter
         Total assets                                      $22,409           21,759        21,205        20,285
         Earning assets                                     19,964           19,467        19,050        18,382
         Investment securities                               1,901            1,953         2,078         2,088
         Loans and leases, net of unearned discount         17,407           16,984        16,513        15,813
         Deposits                                           15,374           15,417        14,909        14,476
         Stockholders' equity                                1,797            1,817         1,773         1,667
         Equity per common share                            232.41           230.51        224.81        215.34
         Tangible equity per common share                   151.40           149.37        149.14        148.95
-------------------------------------------------------------------------------------------------------------------
MARKET PRICE PER COMMON SHARE
         High                                                 $512              575           582 1/2       518 3/4
         Low                                                   406              412 1/2       462 1/2       464
         Closing                                               414 1/4          459           550           479
-------------------------------------------------------------------------------------------------------------------


                                                                                 1998 Quarters
-----------------------------------------------------------------------------------------------------------------------
                                                         Fourth                Third         Second         First
-----------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
Interest income (taxable-equivalent basis)                360,571            361,921        364,838       279,306
Interest expense                                          183,424            184,850        184,644       134,585
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                       177,147            177,071        180,194       144,721
Less: provision for credit losses                           7,500             10,500         13,200        12,000
Other income                                               64,985             63,986         65,075        68,893
Less: other expense                                       138,756            138,490        155,004       133,873
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 95,876             92,067         77,065        67,741
Applicable income taxes                                    36,064             33,693         30,587        17,245
Taxable-equivalent adjustment                               1,969              1,897          1,779         1,541
-----------------------------------------------------------------------------------------------------------------------
Net income                                                 57,843             56,477         44,699        48,955
-----------------------------------------------------------------------------------------------------------------------
Per common share data
         Basic earnings                                      7.44               7.09           5.55          7.34
         Diluted earnings                                    7.14               6.81           5.32          7.01
         Cash dividends                                      1.00               1.00           1.00           .80
Average common shares outstanding
         Basic                                              7,778              7,966          8,051         6,666
         Diluted                                            8,105              8,288          8,409         6,981
-----------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS, ANNUALIZED
Return on
         Average assets                                      1.14%              1.15%           .92%         1.41%
         Average common stockholders' equity                14.20%             13.48%         10.77%        18.86%
Net interest margin on average earning                       3.82%              3.93%          4.02%         4.39%
         assets (taxable-equivalent basis)
Nonperforming assets to total assets,
         at end of quarter                                    .62%               .67%           .69%          .53%
Efficiency ratio*                                           57.56%             56.30%         56.45%        54.29%
-----------------------------------------------------------------------------------------------------------------------
CASH (TANGIBLE) OPERATING RESULTS**
Net income (in thousands)                                  67,326             67,703         65,445        51,448
Diluted net income per common share                          8.31               8.17           7.78          7.37
Annualized return on
         Average tangible assets                             1.36%              1.42%          1.38%         1.49%
         Average tangible common stockholders' equity       24.57%             23.90%         23.50%        20.13%
Efficiency ratio*                                           53.03%             51.78%         52.01%        53.37%
-----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
DOLLARS IN MILLIONS, EXCEPT PER SHARE
Average balances
         Total assets                                       20,101             19,455        19,547        14,055
         Earning assets                                     18,401             17,881        17,992        13,357
         Investment securities                               2,617              2,533         2,858         1,614
         Loans and leases, net of unearned discount         15,389             15,124        14,978        11,602
         Deposits                                           14,617             14,552        14,726        10,988
         Stockholders' equity                                1,616              1,662         1,664         1,053
-----------------------------------------------------------------------------------------------------------------------
At end of quarter
         Total assets                                       20,584             19,478        20,138        14,570
         Earning assets                                     18,926             17,905        18,419        13,778
         Investment securities                               2,786              2,446         2,707         1,530
         Loans and leases, net of unearned discount         15,792             15,163        15,245        12,033
         Deposits                                           14,737             14,394        14,813        11,085
         Stockholders' equity                                1,602              1,649         1,659         1,069
         Equity per common share                            207.94             209.03        207.18        160.06
         Tangible equity per common share                   139.89             141.43        139.37        157.75
-----------------------------------------------------------------------------------------------------------------------
MARKET PRICE PER COMMON SHARE
         High                                                  539 1/2            582           554           504
         Low                                                   400                410           480           429
         Closing                                               518 15/16          461           554           499 7/8
-----------------------------------------------------------------------------------------------------------------------

* Excludes impact of nonrecurring merger-related expenses, net securities transactions and contribution of appreciated investment securities to affiliated, tax-exempt charitable foundation during the quarter ended March 31, 1998.

** Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                         Table 3

EARNINGS SUMMARY
DOLLARS IN MILLIONS


      Increase (decrease)*                                                                                               Compound
  1998 to 1999   1997 to 1998                                                                                           growth rate
--------------  -------------                                                                                            5 years
 Amount     %    Amount    %                                        1999       1998       1997       1996       1995    1994 to 1999
--------  ----  -------  ----  --------------------------------  ---------   --------   --------   --------   --------  ------------
$ 119.7     9   $ 293.3   27   Interest income**                 $ 1,486.3    1,366.6    1,073.3    1,004.4      935.1          15 %
   31.7     5     179.4   35   Interest expense                      719.2      687.5      508.1      466.4      441.7          21
--------  ----  -------  ----  --------------------------------  ---------   --------   --------   --------   --------  ------------
   88.0    13     113.9   20   Net interest income**                 767.1      679.1      565.2      538.0      493.4          10
                               Less: provision for
    1.3     3      (2.8)  (6)    credit losses                        44.5       43.2       46.0       43.3       40.4          (6)
                               Gain (loss) on sales of bank
    (.2)    -       2.1    -     investment securities                 1.6        1.8        (.3)       -          4.5           -
   19.6     8      70.4   37   Other income                          280.8      261.2      190.8      167.8      142.8          18
                               Less:
   25.3    10      39.5   18     Salaries and employee benefits      284.8      259.5      220.0      208.3      188.2          12
  (12.5)   (4)    104.8   52     Other expense                       294.1      306.6      201.8      200.7      186.3          11
--------  ----  -------  ----  --------------------------------  ---------   --------   --------   --------   --------  ------------
   93.3    28      44.9   16   Income before income taxes            426.1      332.8      287.9      253.5      225.8          16
                               Less:
     .6     8       1.4   24     Taxable-equivalent adjustment**       7.8        7.2        5.8        4.5        4.7          14
   35.1    30      11.7   11     Income taxes                        152.7      117.6      105.9       97.9       90.1          15
--------  ----  -------  ----  --------------------------------  ---------   --------   --------   --------   --------  ------------
   57.6    28   $  31.8   18   Net income                        $   265.6      208.0      176.2      151.1      131.0          18 %
--------  ----  -------  ----  --------------------------------  ---------   --------   --------   --------   --------  ------------

*   CHANGES WERE CALCULATED FROM UNROUNDED AMOUNTS.

** INTEREST INCOME DATA ARE ON A TAXABLE-EQUIVALENT BASIS. THE TAXABLE-EQUIVALENT ADJUSTMENT REPRESENTS ADDITIONAL INCOME TAXES THAT WOULD BE DUE IF ALL INTEREST INCOME WERE SUBJECT TO INCOME TAXES. THIS ADJUSTMENT, WHICH IS RELATED TO INTEREST RECEIVED ON QUALIFIED MUNICIPAL SECURITIES, INDUSTRIAL REVENUE FINANCINGS AND PREFERRED EQUITY SECURITIES OF GOVERNMENT-SPONSORED AGENCIES, IS BASED ON A COMPOSITE INCOME TAX RATE OF APPROXIMATELY 41% FOR 1999, 1998 AND 1997, AND 42% FOR 1996 AND 1995.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                         Table 4

AVERAGE LOANS AND LEASES
(NET OF UNEARNED DISCOUNT)                                               Percent increase
                                                                         (decrease) from
                                                          --------------------------------------------------
DOLLARS IN MILLIONS              1999                         1998 to 1999                  1997 to 1998
---------------------------  --------------               --------------------          --------------------
Commercial, financial, etc.         $3,331                                 18%                           25%
Real estate - commercial             5,908                                 18                            20
Real estate - consumer               4,182                                 14                            65
Consumer
      Automobile                     1,446                                 11                            25
      Home equity                      805                                 11                            12
      Credit cards                      10                                (93)                          (49)
      Other                            733                                 20                            73
---------------------------  --------------               --------------------          --------------------
          Total consumer             2,994                                  8                            20
---------------------------  --------------               --------------------          --------------------
      Total                        $16,415                                 15%                           30%
---------------------------  --------------               --------------------          --------------------

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                         Table 5
AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

                                                                              1999                              1998
                                                          -----------------------------------------    ----------------------
                                                             Average                        Average    Average
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS           balance        Interest          rate     balance     Interest
------------------------------------------------------    ---------------   -----------------------    --------   -----------
Assets
Earning assets
Loans and leases, net of unearned discount*
      Commercial, financial, etc.                                $ 3,331        $  268,279    8.05%    2,831        235,628
      Real estate                                                 10,090           807,761    8.01     8,682        715,666
      Consumer                                                     2,994           249,670    8.34     2,773        249,567
------------------------------------------------------    ---------------   -----------------------  --------  -------------
           Total loans and leases, net                            16,415         1,325,710    8.08    14,286      1,200,861
------------------------------------------------------    ---------------   -----------------------  --------  -------------
Money-market assets
      Interest-bearing deposits at banks                               2                87    3.78        10            400
      Federal funds sold and agreements
           to resell securities                                      467            24,491    5.24       153          8,293
      Trading account                                                 48             3,221    6.71        67          4,524
------------------------------------------------------    ---------------   -----------------------  --------  -------------
           Total money-market assets                                 517            27,799    5.37       230         13,217
------------------------------------------------------    ---------------   -----------------------  --------  -------------
Investment securities**
      U.S. Treasury and federal agencies                             920            53,108    5.77     1,448         88,030
      Obligations of states and political subdivisions                74             4,660    6.28        73          4,566
      Other                                                        1,150            75,064    6.53       887         59,962
------------------------------------------------------    ---------------   -----------------------  --------  -------------
           Total investment securities                             2,144           132,832    6.20     2,408        152,558
------------------------------------------------------    ---------------   -----------------------  --------  -------------
           TOTAL EARNING ASSETS                                   19,076         1,486,341    7.79    16,924      1,366,636
------------------------------------------------------    ---------------   -----------------------  --------  -------------
Allowance for credit losses                                         (312)                               (302)
Cash and due from banks                                              464                                 394
Other assets                                                       1,829                               1,293
------------------------------------------------------    ---------------                            --------
           Total assets                                          $21,057                              18,309
------------------------------------------------------    ---------------                            --------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
      NOW accounts                                               $   389             4,683    1.21       327          4,851
      Savings deposits                                             5,163           121,888    2.36     4,430        115,345
      Time deposits                                                7,074           367,889    5.20     7,022        388,185
      Deposits at foreign office                                     254            12,016    4.73       288         14,973
------------------------------------------------------    ---------------   -----------------------  --------  -------------
           Total interest-bearing deposits                        12,880           506,476    3.93    12,067        523,354
------------------------------------------------------    ---------------   -----------------------  --------  -------------
Short-term borrowings                                              2,056           104,911    5.10     1,923        105,582
Long-term borrowings                                               1,748           107,847    6.17       835         58,567
------------------------------------------------------    ---------------   -----------------------  --------  -------------
           TOTAL INTEREST-BEARING LIABILITIES                     16,684           719,234    4.31    14,825        687,503
------------------------------------------------------    ---------------   -----------------------  --------  -------------
Noninterest-bearing deposits                                       1,965                               1,666
Other liabilities                                                    672                                 317
------------------------------------------------------    ---------------                            --------
           Total liabilities                                      19,321                              16,808
------------------------------------------------------    ---------------                            --------
Stockholders' equity                                               1,736                               1,501
------------------------------------------------------    ---------------                            --------
           Total liabilities and stockholders' equity            $21,057                              18,309
------------------------------------------------------    ---------------                            --------
Net interest spread                                                                           3.48
Contribution of interest-free funds                                                            .54
------------------------------------------------------                      -----------------------            -------------
Net interest income/margin on earning assets                                    $  767,107    4.02%                 679,133
------------------------------------------------------                      -----------------------            -------------

*INCLUDES NONACCRUAL LOANS.


                                                                                                              1997
                                                         ------------              -------------------------------------------------
                                                             Average               Average                            Average
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS            rate                 balance        Interest              rate
------------------------------------------------------      -------              ----------    ------------------    -------------
Assets
Earning assets
Loans and leases, net of unearned discount*
      Commercial, financial, etc.                             8.32 %                 2,257          190,189             8.43 %
      Real estate                                             8.24                   6,408          552,793             8.63
      Consumer                                                9.00                   2,308          213,942             9.27
------------------------------------------------------  -----------         ---------------    -------------    -------------
           Total loans and leases, net                        8.41                  10,973          956,924             8.72
------------------------------------------------------  -----------         ---------------    -------------    -------------
Money-market assets
      Interest-bearing deposits at banks                      3.86                      42            2,475             5.95
      Federal funds sold and agreements
           to resell securities                               5.43                      55            2,989             5.42
      Trading account                                         6.79                      26            1,937             7.27
------------------------------------------------------  -----------         ---------------    -------------    -------------
           Total money-market assets                          5.75                     123            7,401             6.00
------------------------------------------------------  -----------         ---------------    -------------    -------------
Investment securities**
      U.S. Treasury and federal agencies                      6.08                   1,122           70,968             6.33
      Obligations of states and political subdivisions        6.29                      43            2,832             6.61
      Other                                                   6.76                     534           35,214             6.59
------------------------------------------------------  -----------         ---------------    -------------    -------------
           Total investment securities                        6.33                   1,699          109,014             6.42
------------------------------------------------------  -----------         ---------------    -------------    -------------
           TOTAL EARNING ASSETS                               8.08                  12,795         1,073,339             8.39
------------------------------------------------------  -----------         ---------------    -------------    -------------
Allowance for credit losses                                                           (273)
Cash and due from banks                                                                308
Other assets                                                                           479
------------------------------------------------------                      ---------------
           Total assets                                                             13,309
------------------------------------------------------                      ---------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
      NOW accounts                                            1.48                     257            3,455             1.34
      Savings deposits                                        2.60                   3,420           90,907             2.66
      Time deposits                                           5.53                   5,818          327,611             5.63
      Deposits at foreign office                              5.20                     230           12,160             5.29
------------------------------------------------------  -----------         ---------------    -------------    -------------
           Total interest-bearing deposits                    4.34                   9,725          434,133             4.46
------------------------------------------------------  -----------         ---------------    -------------    -------------
Short-term borrowings                                         5.49                     812           44,341             5.46
Long-term borrowings                                          7.02                     373           29,619             7.94
------------------------------------------------------  -----------         ---------------    -------------    -------------
           TOTAL INTEREST-BEARING LIABILITIES                 4.64                  10,910          508,093             4.66
------------------------------------------------------  -----------         ---------------    -------------    -------------
Noninterest-bearing deposits                                                         1,228
Other liabilities                                                                      218
------------------------------------------------------                      ---------------
           Total liabilities                                                        12,356
------------------------------------------------------                      ---------------
Stockholders' equity                                                                   953
------------------------------------------------------                      ---------------
           Total liabilities and stockholders' equity                               13,309
------------------------------------------------------                      ---------------
Net interest spread                                           3.44                                                      3.73
Contribution of interest-free funds                            .57                                                       .69
------------------------------------------------------  -----------                            -------------    -------------
Net interest income/margin on earning assets                  4.01 %                                565,246             4.42 %
------------------------------------------------------  -----------                            -------------    -------------

*INCLUDES NONACCRUAL LOANS.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

                                                                                  1996
                                                         --------------------------------------------------------
                                                            Average                                   Average
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS          balance              Interest               rate
------------------------------------------------------   ---------------    --------------------    -------------
Assets
Earning assets
Loans and leases, net of unearned discount*
      Commercial, financial, etc.                      $          2,031                 166,170             8.18 %
      Real estate                                                 5,893                 514,619             8.73
      Consumer                                                    2,190                 204,831             9.35
------------------------------------------------------   ---------------    --------------------    -------------
           Total loans and leases, net                           10,114                 885,620             8.76
------------------------------------------------------   ---------------    --------------------    -------------
Money-market assets
      Interest-bearing deposits at banks                             38                   2,413             6.30
      Federal funds sold and agreements
           to resell securities                                      55                   2,985             5.45
      Trading account                                                17                   1,100             6.53
------------------------------------------------------   ---------------    --------------------    -------------
           Total money-market assets                                110                   6,498             5.91
------------------------------------------------------   ---------------    --------------------    -------------
Investment securities**
      U.S. Treasury and federal agencies                          1,200                  74,023             6.17
      Obligations of states and political subdivisions               41                   2,678             6.57
      Other                                                         565                  35,598             6.30
------------------------------------------------------   ---------------    --------------------    -------------
           Total investment securities                            1,806                 112,299             6.22
------------------------------------------------------   ---------------    --------------------    -------------
           TOTAL EARNING ASSETS                                  12,030               1,004,417             8.35
------------------------------------------------------   ---------------    --------------------    -------------
Allowance for credit losses                                        (269)
Cash and due from banks                                             334
Other assets                                                        384
------------------------------------------------------   ---------------
           Total assets                                $         12,479
------------------------------------------------------   ---------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
      NOW accounts                                     $            659                   9,430             1.43
      Savings deposits                                            2,956                  84,822             2.87
      Time deposits                                               5,137                 286,088             5.57
      Deposits at foreign office                                    239                  12,399             5.19
------------------------------------------------------   ---------------    --------------------    -------------
           Total interest-bearing deposits                        8,991                 392,739             4.37
------------------------------------------------------   ---------------    --------------------    -------------
Short-term borrowings                                             1,121                  59,442             5.30
Long-term borrowings                                                189                  14,227             7.51
------------------------------------------------------   ---------------    --------------------    -------------
           TOTAL INTEREST-BEARING LIABILITIES                    10,301                 466,408             4.53
------------------------------------------------------   ---------------    --------------------    -------------
Noninterest-bearing deposits                                      1,169
Other liabilities                                                   146
------------------------------------------------------   ---------------
           Total liabilities                                     11,616
------------------------------------------------------   ---------------
Stockholders' equity                                                863
------------------------------------------------------   ---------------
           Total liabilities and stockholders' equity  $         12,479
------------------------------------------------------   ---------------
Net interest spread                                                                                         3.82
Contribution of interest-free funds                                                                          .65
------------------------------------------------------                      --------------------    -------------
Net interest income/margin on earning assets                                            538,009             4.47 %
------------------------------------------------------                      --------------------    -------------


                                                                                  1995
                                                         -------------------------------------------------------
                                                            Average                                   Average
AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS          balance              Interest              rate
------------------------------------------------------   ---------------    -------------------     ------------
Assets
Earning assets
Loans and leases, net of unearned discount*
      Commercial, financial, etc.                                 1,804                155,951             8.64 %
      Real estate                                                 5,301                473,833             8.94
      Consumer                                                    1,752                169,149             9.65
------------------------------------------------------   ---------------    -------------------     ------------
           Total loans and leases, net                            8,857                798,933             9.02
------------------------------------------------------   ---------------    -------------------     ------------
Money-market assets
      Interest-bearing deposits at banks                            110                  8,181             7.44
      Federal funds sold and agreements
           to resell securities                                      48                  3,007             6.29
      Trading account                                                20                  1,339             6.82
------------------------------------------------------   ---------------    -------------------     ------------
           Total money-market assets                                178                 12,527             7.06
------------------------------------------------------   ---------------    -------------------     ------------
Investment securities**
      U.S. Treasury and federal agencies                          1,242                 74,248             5.98
      Obligations of states and political subdivisions               50                  3,420             6.90
      Other                                                         743                 45,988             6.19
------------------------------------------------------   ---------------    -------------------     ------------
           Total investment securities                            2,035                123,656             6.08
------------------------------------------------------   ---------------    -------------------     ------------
           TOTAL EARNING ASSETS                                  11,070                935,116             8.45
------------------------------------------------------   ---------------    -------------------     ------------
Allowance for credit losses                                        (254)
Cash and due from banks                                             326
Other assets                                                        343
------------------------------------------------------   ---------------
           Total assets                                          11,485
------------------------------------------------------   ---------------
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
      NOW accounts                                                  761                 11,902             1.56
      Savings deposits                                            2,922                 87,612             3.00
      Time deposits                                               4,112                239,882             5.83
      Deposits at foreign office                                    133                  6,952             5.23
------------------------------------------------------   ---------------    -------------------     ------------
           Total interest-bearing deposits                        7,928                346,348             4.37
------------------------------------------------------   ---------------    -------------------     ------------
Short-term borrowings                                             1,423                 84,225             5.92
Long-term borrowings                                                146                 11,157             7.64
------------------------------------------------------   ---------------    -------------------     ------------
           TOTAL INTEREST-BEARING LIABILITIES                     9,497                441,730             4.65
------------------------------------------------------   ---------------    -------------------     ------------
Noninterest-bearing deposits                                      1,093
Other liabilities                                                   112
------------------------------------------------------   ---------------
           Total liabilities                                     10,702
------------------------------------------------------   ---------------
Stockholders' equity                                                783
------------------------------------------------------   ---------------
           Total liabilities and stockholders' equity            11,485
------------------------------------------------------   ---------------
Net interest spread                                                                                        3.80
Contribution of interest-free funds                                                                         .66
------------------------------------------------------                      -------------------     ------------
Net interest income/margin on earning assets                                           493,386             4.46 %
------------------------------------------------------                      -------------------     ------------


*INCLUDES NONACCRUAL LOANS.

**INCLUDES AVAILABLE FOR SALE SECURITIES AT AMORTIZED COST.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                         Table 6

COMMERCIAL REAL ESTATE LOANS
(net of unearned discount)
December 31, 1999


                                                                Percent of dollars outstanding by loan size
                                                      Out-      -------------------------------------------
Dollars in millions                                  standings     $0-1      $1-5     $5-10       $10+
------------------------------------------------     ---------- --------- --------   -------    --------
Metropolitan New York City
      Apartments/Multifamily                       $ 1,625.2       7 %      22 %       7 %      14 %
      Office                                           399.4       1         3         3         5
      Retail                                           659.9       3        10         4         3
      Construction                                     127.0       -         1         1         1
      Industrial                                        37.2       1         1         -         -
      Other                                            395.0       1         4         3         5
------------------------------------------------    ---------   -----    ------    ------     -----
           Total Metropolitan New York City        $ 3,243.7      13 %      41 %      18 %      28 %
------------------------------------------------    ---------   -----    ------    ------     -----
Other New York State
      Apartments/Multifamily                       $   309.6       4 %       6 %       2 %       - %
      Office                                           810.2       9        15         5         2
      Retail                                           304.2       4         5         1         1
      Construction                                     237.1       1         3         2         3
      Industrial                                       239.6       5         4         1         -
      Other                                            745.6      11        10         3         3
------------------------------------------------    ---------   -----    ------    ------     -----
           Total other New York State              $ 2,646.3      34 %      43 %      14 %       9 %
------------------------------------------------    ---------   -----    ------    ------     -----
Other
      Apartments/Multifamily                       $   203.5       4 %      17 %       5 %       7 %
      Office                                            21.9       1         2         -         -
      Retail                                           120.0       1         6         3         9
      Construction                                      31.4       -         2         1         2
      Industrial                                        54.9       1         6         2         -
      Other                                            187.5       3        13         5        10
------------------------------------------------    ---------   -----    ------    ------     -----
           Total other                             $   619.2      10 %      46 %      16 %      28 %
------------------------------------------------    ---------   -----    ------    ------     -----
           Total commercial real estate loans      $ 6,509.2      21 %      42 %      16 %      21 %
------------------------------------------------    ---------   -----    ------    ------     -----

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                         Table 7

AVERAGE CORE DEPOSITS


                                                                        Percent increase from
Dollars in millions                       1999                1998 to 1999                   1997 to 1998
-------------------------------      -------------        --------------------          ---------------------
NOW accounts                       $          389                          19 %                           27 %
Savings deposits                            5,163                          17                             30
Time deposits under $100,000                4,348                           1                             25
Noninterest-bearing deposits                1,965                          18                             36
-------------------------------      -------------        --------------------          ---------------------
      Total                        $       11,865                          11 %                           29 %
-------------------------------      -------------        --------------------          ---------------------
-------------------------------      -------------        --------------------          ---------------------

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                         Table 8

INTEREST RATE SWAPS


                                                                Year ended December 31

                                     -----------------------------------------------------------------------------------
                                                     1999                   1998                         1997
                                     -----------------------   -------------------------    ----------------------------
DOLLARS IN THOUSANDS                    Amount       Rate*        Amount         Rate*          Amount          Rate*
---------------------------------    -----------  ----------     ------------   --------    -------------      ---------
Increase (decrease) in:
     Interest income               $     12,750         .07 %   $      3,378        .02 %   $       (142)         ---   %
     Interest expense                   (13,350)       (.08)         (12,778)      (.09)         (14,231)          (.13)
---------------------------------    -----------  ----------      -----------   --------      -----------      ---------
     Net interest income/margin    $     26,100         .14 %   $     16,156        .10 %   $     14,089            .11 %
---------------------------------    -----------  ----------      -----------   --------      -----------      ---------
Average notional amount**          $  1,944,813                 $  2,521,426                $  2,691,638
Rate received***                                       6.69 %                      6.70 %                          6.68 %
Rate paid***                                           5.35 %                      6.06 %                          6.16 %
---------------------------------                 ----------                    --------                       ---------
---------------------------------                 ----------                    --------                       ---------




* Computed as a percentage of average earning assets or interest-bearing liabilities.
**   Excludes forward-starting interest rate swaps.
*** Weighted-average rate paid or received on interest rate swaps in effect during year.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                         Table 9

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES


DOLLARS IN THOUSANDS                                        1999            1998         1997           1996          1995
-----------------------------------------------------   -----------    ------------   ------------   ----------    ----------
Allowance for credit losses beginning balance           $  306,347         274,656        270,466      262,344       243,332
-----------------------------------------------------   -----------    ------------   ------------   ----------    ----------
Charge-offs during year
      Commercial, financial, agricultural, etc.             19,246           5,457          4,539        6,120         5,475
      Real estate - construction                                 -             950              -            -             -
      Real estate - mortgage                                 5,241           7,210          9,910        7,389        10,750
      Consumer                                              35,168          42,684         44,880       36,037        14,982
-----------------------------------------------------   -----------    ------------   ------------   ----------    ----------
          Total charge-offs                                 59,655          56,301         59,329       49,546        31,207
-----------------------------------------------------   -----------    ------------   ------------   ----------    ----------
Recoveries during year
      Commercial, financial, agricultural, etc.              2,244           2,783          2,609        3,671         3,967
      Real estate - construction                               406               -              -           50            87
      Real estate - mortgage                                 3,201           2,894          5,869        3,049         2,137
      Consumer                                              13,486          11,210          9,041        7,573         3,678
-----------------------------------------------------   -----------    ------------   ------------   ----------    ----------
          Total recoveries                                  19,337          16,887         17,519       14,343         9,869
-----------------------------------------------------   -----------    ------------   ------------   ----------    ----------
Net charge-offs                                             40,318          39,414         41,810       35,203        21,338
Provision for credit losses                                 44,500          43,200         46,000       43,325        40,350
Allowance for credit losses acquired during the year         5,636          27,905              -            -             -
-----------------------------------------------------   -----------    ------------   ------------   ----------    ----------
Allowance for credit losses ending balance              $  316,165         306,347        274,656      270,466       262,344
-----------------------------------------------------   -----------    ------------   ------------   ----------    ----------
Net charge-offs as a percent of:

      Provision for credit losses                            90.60 %         91.24 %        90.89 %      81.25 %       52.88 %
      Average loans and leases, net of
          unearned discount                                    .25 %           .28 %          .38 %        .35 %         .24 %
-----------------------------------------------------   -----------    ------------   ------------   ----------     ---------
Allowance for credit losses as a
      percent of loans and leases, net
      of unearned discount, at year-end                       1.82 %          1.94 %         2.39 %       2.52 %        2.75 %
-----------------------------------------------------   -----------    ------------   ------------   ----------     ---------
-----------------------------------------------------   -----------    ------------   ------------   ----------     ---------

--------------------------------------------------------------------------------
                     M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                        Table 10

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES


                                                                       December 31
                                           ------------------------------------------------------------
DOLLARS IN THOUSANDS                            1999         1998        1997        1996         1995
-------------------------------------------------------------------------------------------------------
Commercial, financial, agricultural, etc.  $   78,019       57,744      42,816      39,556       36,793
Real estate - mortgage                         92,982       91,692      70,354      73,879       75,894
Consumer                                       46,235       45,356      57,757      34,224       23,385
Unallocated                                    98,929      111,555     103,729     122,807      126,272
-------------------------------------------------------------------------------------------------------
Total                                      $  316,165      306,347     274,656     270,466      262,344
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

As a percentage of gross loans
and leases outstanding
-------------------------------------------------------------------------------------------------------
Commercial, financial, agricultural, etc.        2.11%        1.76%       1.78%       1.79%        1.83%
Real estate - mortgage                           0.92         0.99        1.04        1.19         1.34
Consumer                                         1.45         1.53        2.47        1.30         1.10
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                        Table 11

NONPERFORMING ASSETS
DOLLARS IN THOUSANDS


                                              ----------    ----------    ----------     ----------     ----------
December 31                                       1999          1998          1997           1996           1995
-----------------------------------------     ----------    ----------    ----------     ----------     ----------
Nonaccrual loans                              $  61,816        70,999        38,588         58,232         75,224
Loans past due
      90 days or more                            31,017        37,784        30,402         39,652         17,842
Renegotiated loans                               10,353         8,262        11,660              -              -
-----------------------------------------     ----------    ----------    ----------     ----------     ----------
Total nonperforming loans                       103,186       117,045        80,650         97,884         93,066
-----------------------------------------     ----------    ----------    ----------     ----------     ----------
Real estate and other assets owned               10,000        11,129         8,413          8,523          7,295
-----------------------------------------     ----------    ----------    ----------     ----------     ----------
Total nonperforming assets                    $ 113,186       128,174        89,063        106,407        100,361
-----------------------------------------     ----------    ----------    ----------     ----------     ----------
Government guaranteed

      nonperforming loans*                    $  16,529        14,316        17,712         25,847          7,779
-----------------------------------------     ----------    ----------    ----------     ----------     -----------
Nonperforming loans
      to total loans and leases,
      net of unearned discount                      .59 %         .74 %         .70 %          .91 %          .97 %
Nonperforming assets
      to total net loans and leases and
      real estate and other assets owned            .65 %         .81 %         .77 %          .99 %         1.05 %
-----------------------------------------     ----------    ----------    ----------     ----------     ----------
-----------------------------------------     ----------    ----------    ----------     ----------     ----------

* INCLUDED IN TOTAL NONPERFORMING LOANS.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                        Table 12

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE


IN THOUSANDS                                                 December 31, 1999
------------------------------------------------             ----------------
Under 3 months                                             $       1,086,712
3 to 6 months                                                        482,737
6 to 12 months                                                       331,832
Over 12 months                                                       748,633
------------------------------------------------             ----------------
      Total                                                $       2,649,914
================================================             ================

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                        Table 13

MATURITY DISTRIBUTION OF LOANS*
IN THOUSANDS


                                                                                                 2001 -               After
December 31, 1999                                    Demand                  2000                 2004                 2004
----------------------------------------------      --------------     -----------------     ---------------     -----------------
Commercial, financial, agricultural, etc.         $     2,280,423               440,930             569,321               252,656
Real estate - construction                                 95,121               328,670              93,201                 7,576
----------------------------------------------      --------------     -----------------     ---------------     -----------------
      Total                                       $     2,375,544               769,600             662,522               260,232
----------------------------------------------      --------------     -----------------     ---------------     -----------------
----------------------------------------------      --------------     -----------------     ---------------     -----------------
Floating or adjustable interest rates                                                      $        501,874               184,811
Fixed or predetermined interest rates                                                               160,648                75,421
----------------------------------------------                                               ---------------     -----------------
      Total                                                                                $        662,522               260,232
----------------------------------------------                                               ---------------     -----------------
----------------------------------------------                                               ---------------     -----------------

*The data do not include nonaccrual loans.

      --------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
      --------------------------------------------------------------------------
                                                                        Table 14

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

IN THOUSANDS


                                                                             Calculated increase (decrease)
                                                                             in projected net interest income

                                                                                        December 31

Changes in interest rates                                                       1999                  1998
-------------------------------------------------------                     ------------------------------------
+200 basis points                                                                  $7,996                (7,668)
+100 basis points                                                                   4,476                   335
-100 basis points                                                                   4,198                 5,161
-200 basis points                                                                   2,462                 4,498
-------------------------------------------------------                     ------------------------------------
-------------------------------------------------------                     ------------------------------------


--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                        Table 15

CONTRACTUAL REPRICING DATA
DOLLARS IN THOUSANDS BY REPRICING DATE


                                         Three             Four to            One to
                                         months            twelve              five          After five
December 31, 1999                       or less            months             years            years            Total
-----------------------------------------------------------------------------------------------------------------------
Loans and leases, net              $   6,582,272         1,575,935         4,918,278        4,330,286       17,406,771
Money-market assets                      656,369               659                 -                -          657,028
Investment securities                    277,614           324,942           392,694          905,272        1,900,522
-----------------------------------------------------------------------------------------------------------------------
      TOTAL EARNING ASSETS             7,516,255         1,901,536         5,310,972        5,235,558       19,964,321
-----------------------------------------------------------------------------------------------------------------------

NOW accounts                             583,471                 -                 -                -          583,471
Savings deposits                       5,198,681                 -                 -                -        5,198,681
Time deposits                          1,900,076         2,896,537         2,225,012           66,720        7,088,345
Deposits at foreign office               242,691                 -                 -                -          242,691
-----------------------------------------------------------------------------------------------------------------------
      TOTAL INTEREST-BEARING
        DEPOSITS                       7,924,919         2,896,537         2,225,012           66,720       13,113,188
-----------------------------------------------------------------------------------------------------------------------

Short-term borrowings                  2,483,159            71,000                 -                -        2,554,159
Long-term borrowings                         372            30,850         1,199,596          544,315        1,775,133
-----------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING
        LIABILITIES                   10,408,450         2,998,387         3,424,608          611,035       17,442,480
-----------------------------------------------------------------------------------------------------------------------

Interest rate swaps                     (631,063)          580,635           427,706         (377,278)               -
-----------------------------------------------------------------------------------------------------------------------
Periodic gap                       $  (3,523,258)         (516,216)        2,314,070        4,247,245
Cumulative gap                        (3,523,258)       (4,039,474)       (1,725,404)       2,521,841
Cumulative gap as a %
      of total earning assets              (17.6)%           (20.2)%            (8.6)%           12.6 %

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                                        Table 16

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

DOLLARS IN THOUSANDS


                                                   One year       One to          Five to          Over
December 31, 1999                                   or less     five years       ten years       ten years          Total
-----------------------------------------------    ---------   -------------    ------------   -------------     ------------
INVESTMENT SECURITIES AVAILABLE FOR SALE*
U.S. Treasury and federal agencies
      Carrying value                             $   14,119        148,940          24,784           4,771          192,614
      Yield                                            5.22 %         4.74 %          6.94 %          5.52 %           5.08 %
Mortgage-backed securities**
      Government issued or guaranteed
          Carrying value                             40,398        112,757          86,783         305,034          544,972
          Yield                                        6.07 %         6.23 %          6.37 %          6.00 %           6.11 %
      Privately issued
          Carrying value                             31,235        179,734         198,813         218,234          628,016
          Yield                                        6.05 %         6.05 %          6.04 %          6.60 %           6.24 %
Other debt securities
      Carrying value                                      -          4,253         148,662              50          152,965
      Yield                                               -           5.64 %          6.46 %          6.13 %           6.44 %
Equity securities
      Carrying value                                      -              -               -               -          162,193
      Yield                                               -              -               -               -             8.11 %
-----------------------------------------------    ---------   ------------     -----------    ------------      -----------
Total investment securities
  available for sale
      Carrying value                             $   85,752        445,684         459,042         528,089        1,680,760
      Yield                                            5.93 %         5.65 %          6.29 %          6.24 %           6.26 %
-----------------------------------------------    ---------   ------------     -----------    ------------      -----------

INVESTMENT SECURITIES HELD TO MATURITY
Obligations of states and
  political subdivisions
      Carrying value                             $   60,036         12,987           5,111           1,055           79,189
      Yield                                            6.30 %         6.90 %          7.14 %          9.87 %           6.50 %
Other debt securities
      Carrying value                                      -         13,427               -           1,955           15,382
      Yield                                               -          12.36 %             -            7.97 %          11.80 %
-----------------------------------------------    ---------   ------------     -----------    ------------      -----------
Total investment securities
  held to maturity
      Carrying value                             $   60,036         26,414           5,111           3,010           94,571
      Yield                                            6.30 %         9.67 %          7.14 %          8.64 %           7.36 %
-----------------------------------------------    ---------   ------------     -----------    ------------      -----------

OTHER INVESTMENT SECURITIES                               -              -               -               -          125,191
-----------------------------------------------    ---------   ------------     -----------    ------------      -----------
Total investment securities
      Carrying value                             $  145,788        472,098         464,153         531,099        1,900,522
      Yield                                            6.08 %         5.87 %          6.30 %          6.25 %           5.90 %
-----------------------------------------------    ---------   ------------     -----------    ------------      -----------
-----------------------------------------------    ---------   ------------     -----------    ------------      -----------

* INVESTMENT SECURITIES AVAILABLE FOR SALE ARE PRESENTED AT ESTIMATED FAIR VALUE. YIELDS ON SUCH SECURITIES ARE BASED ON AMORTIZED COST.

** MATURITIES ARE REFLECTED BASED UPON CONTRACTUAL PAYMENTS DUE. ACTUAL MATURITIES ARE EXPECTED TO BE SIGNIFICANTLY SHORTER AS A RESULT OF LOAN REPAYMENTS IN THE UNDERLYING MORTGAGE POOLS.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Incorporated by reference to the discussion contained under the captions "Liquidity, Market Risk, and Interest Rate Sensitivity" and "Capital," and Table 14.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and table 2 "Quarterly Trends" presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                           Report of Independent Accountants

                           Consolidated Balance Sheet -
                           December 31, 1999 and 1998

                           Consolidated Statement of Income -
                           Years ended December 31, 1999, 1998 and 1997

                           Consolidated Statement of Cash Flows -
                           Years ended December 31, 1999, 1998 and 1997

                           Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

                           Notes to Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of M&T Bank Corporation:

We have audited the accompanying consolidated balance sheet of M&T Bank Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M&T Bank Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ PRICEWATERHOUSECOOPERS LLP

Buffalo, New York
January 10, 2000

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET


                                                                                                 December 31
                                                                                 ---------------------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE                                                  1999                      1998
------------------------------------------------------------------------------------------------------------------------
Assets                   Cash and due from banks                                 $     592,755                   493,792
                         Money-market assets
                             Interest-bearing deposits at banks                          1,092                       674
                             Federal funds sold and
                                  agreements to resell securities                      643,555                   229,066
                             Trading account                                           641,114                   173,122
                         ------------------------------------------------------------------------------------------------
                                  Total money-market assets                          1,285,761                   402,862
                         ------------------------------------------------------------------------------------------------
                         Investment securities
                             Available for sale (cost: $1,724,713 in 1999;
                                  $2,578,940 in 1998)                                1,680,760                 2,583,740
                             Held to maturity (market value: $92,909 in 1999;
                                  $87,365 in 1998)                                      94,571                    87,282
                             Other (market value:  $125,191 in 1999;
                                  $114,542 in 1998)                                    125,191                   114,542
                         ------------------------------------------------------------------------------------------------
                                  Total investment securities                        1,900,522                 2,785,564
                         ------------------------------------------------------------------------------------------------
                         Loans and leases                                           17,572,861                16,005,701
                             Unearned discount                                        (166,090)                 (214,171)
                             Allowance for credit losses                              (316,165)                 (306,347)
                         ------------------------------------------------------------------------------------------------
                                  Loans and leases, net                             17,090,606                15,485,183
                         ------------------------------------------------------------------------------------------------
                         Premises and equipment                                        173,815                   162,842
                         Goodwill and core deposit intangible                          648,040                   546,036
                         Accrued interest and other assets                             717,616                   707,612
                         ------------------------------------------------------------------------------------------------
                                  Total assets                                   $  22,409,115                20,583,891
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Liabilities              Noninterest-bearing deposits                            $   2,260,432                 2,066,814
                         NOW accounts                                                  583,471                   509,307
                         Savings deposits                                            5,198,681                 4,830,678
                         Time deposits                                               7,088,345                 7,027,083
                         Deposits at foreign office                                    242,691                   303,270
                         ------------------------------------------------------------------------------------------------
                                  Total deposits                                    15,373,620                14,737,152
                         ------------------------------------------------------------------------------------------------
                         Federal funds purchased and agreements
                             to repurchase securities                                1,788,858                 1,746,078
                         Other short-term borrowings                                   765,301                   483,898
                         Accrued interest and other liabilities                        909,157                   446,854
                         Long-term borrowings                                        1,775,133                 1,567,543
                         ------------------------------------------------------------------------------------------------
                                  Total liabilities                                 20,612,069                18,981,525
-------------------------------------------------------------------------------------------------------------------------
Stockholders' equity     Preferred stock, $1 par, 1,000,000 shares authorized,
                             none outstanding                                                -                         -
                         Common stock, $5 par, 15,000,000 shares
                             authorized, 8,101,539 shares issued                        40,508                    40,508
                         Common stock issuable, 8,397 shares in 1999;
                             8,028 shares in 1998                                        3,937                     3,752
                         Additional paid-in capital                                    458,729                   480,014
                         Retained earnings                                           1,501,530                 1,271,071
                         Accumulated other comprehensive income, net                   (26,047)                    2,869
                         Treasury stock - common, at cost - 377,738 shares
                             in 1999; 403,769 shares in 1998                          (181,611)                 (195,848)
                         ------------------------------------------------------------------------------------------------
                                  Total stockholders' equity                         1,797,046                 1,602,366
                         ------------------------------------------------------------------------------------------------
                                  Total liabilities and stockholders' equity     $  22,409,115                20,583,891
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME


                                                                                  Year ended December 31
                                                                 --------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE                                       1999                   1998                   1997
-------------------------------------------------------------------------------------------------------------------------------
Interest income   Loans and leases, including fees             $   1,323,262             1,198,639               954,974
                  Money-market assets
                    Deposits at banks                                     87                   400                 2,475
                    Federal funds sold and agreements
                      to resell securities                            24,491                 8,293                 2,989
                    Trading account                                    3,153                 4,403                 1,781
                  Investment securities
                    Fully taxable                                    118,741               139,731                99,640
                    Exempt from federal taxes                          8,897                 7,984                 5,640
-------------------------------------------------------------------------------------------------------------------------
                       Total interest income                       1,478,631             1,359,450             1,067,499
-------------------------------------------------------------------------------------------------------------------------
Interest expense  NOW accounts                                         4,683                 4,851                 3,455
                  Savings deposits                                   121,888               115,345                90,907
                  Time deposits                                      367,889               388,185               327,611
                  Deposits at foreign office                          12,016                14,973                12,160
                  Short-term borrowings                              104,911               105,582                44,341
                  Long-term borrowings                               107,847                58,567                29,619
-------------------------------------------------------------------------------------------------------------------------
                        Total interest expense                       719,234               687,503               508,093
-------------------------------------------------------------------------------------------------------------------------
                  NET INTEREST INCOME                                759,397               671,947               559,406
                  Provision for credit losses                         44,500                43,200                46,000
-------------------------------------------------------------------------------------------------------------------------
                 Net interest income after provision
                    for credit losses                                714,897               628,747               513,406
-------------------------------------------------------------------------------------------------------------------------
Other income     Mortgage banking revenues                            71,819                65,646                51,547
                 Service charges on deposit accounts                  73,612                57,357                43,377
                 Trust income                                         40,751                38,211                30,688
                 Merchant discount and other credit card fees          7,515                12,436                19,395
                 Trading account and foreign exchange gains              315                 3,963                 3,690
                 Gain (loss) on sales of bank investment securities    1,575                 1,761                  (280)
                 Other revenues from operations                       86,788                83,565                42,112
-------------------------------------------------------------------------------------------------------------------------
                        Total other income                           282,375               262,939               190,529
-------------------------------------------------------------------------------------------------------------------------
Other expense    Salaries and employee benefits                      284,822               259,487               220,017
                 Equipment and net occupancy                          73,131                66,553                53,299
                 Printing, postage and supplies                       17,510                17,603                13,747
                 Amortization of goodwill and core
                   deposit intangible                                 49,715                34,487                 7,291
                 Other costs of operations                           153,780               187,993               127,422
-------------------------------------------------------------------------------------------------------------------------
                         Total other expense                         578,958               566,123               421,776
-------------------------------------------------------------------------------------------------------------------------
                 Income before income taxes                          418,314               325,563               282,159
                 Income taxes                                        152,688               117,589               105,918
-------------------------------------------------------------------------------------------------------------------------
                 NET INCOME                                    $     265,626               207,974               176,241
-------------------------------------------------------------------------------------------------------------------------

                 NET INCOME PER COMMON SHARE
                    Basic                                             $34.05                 27.30                 26.60
                    Diluted                                            32.83                 26.16                 25.26
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                    Year ended December 31
                                                                                            --------------------------------------
IN THOUSANDS                                                                                    1999        1998           1997
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from           Net income                                                      $    265,626     207,974        176,241
operating activities      Adjustments to reconcile net income to net cash
                             provided by operating activities
                                Provision for credit losses                                     44,500      43,200         46,000
                                Depreciation and amortization of premises
                                   and equipment                                                27,488      25,432         20,745
                                Amortization of capitalized servicing rights                    19,773      19,650         14,366
                                Amortization of goodwill and core deposit intangible            49,715      34,487          7,291
                                Provision for deferred income taxes                              1,816      (2,965)        (7,331)
                                Asset write-downs                                                1,771       3,905          1,501
                                Net gain on sales of assets                                       (279)     (4,607)        (1,002)
                                Net change in accrued interest receivable, payable                 473      13,991         11,806
                                Net change in other accrued income and expense                (124,772)     71,914         80,439
                                Net change in loans held for sale                              206,448    (255,791)         4,234
                                Net change in trading account assets and liabilities           114,062    (120,542)         5,094
                          --------------------------------------------------------------------------------------------------------
                                Net cash provided by operating activities                      606,621      36,648        359,384
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from           Proceeds from sales of investment securities
investing activities         Available for sale                                                 89,509     223,929        217,221
                             Other                                                               7,224      11,906              -
                          Proceeds from maturities of investment securities
                             Available for sale                                              1,061,118   1,071,889        255,498
                             Held to maturity                                                   55,096      91,060         89,161
                          Purchases of investment securities
                             Available for sale                                               (165,852)   (846,020)      (628,168)
                             Held to maturity                                                  (52,793)    (42,930)       (54,218)
                             Other                                                             (15,204)    (21,872)        (3,936)
                          Net (increase) decrease in interest-bearing
                             deposits at banks                                                    (418)         (6)        46,657
                          Additions to capitalized servicing rights                            (17,257)    (16,741)       (29,818)
                          Net increase in loans and leases                                  (1,429,849) (1,299,195)      (820,335)
                          Proceeds from sale of retail credit card business                          -     189,818              -
                          Capital expenditures, net                                            (22,933)    (16,785)       (13,270)
                          Acquisitions, net of cash acquired:
                             Banks and bank holding companies                                  (51,423)     20,790              -
                             Deposits and banking offices                                      529,754           -        123,043
                          Purchases of bank owned life insurance                                     -    (150,000)      (200,000)
                          Other, net                                                            19,808      (2,137)          (356)
                          --------------------------------------------------------------------------------------------------------
                             Net cash provided (used) by investing activities                    6,780    (786,294)    (1,018,521)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from           Net increase (decrease) in deposits                                 (508,240)   (190,445)       508,930
financing activities      Net increase (decrease) in short-term borrowings                     324,370     648,784        (77,931)
                          Proceeds from long-term borrowings                                   353,991     875,000        250,000
                          Payments on long-term borrowings                                    (165,593)     (3,136)          (189)
                          Purchases of treasury stock                                          (79,784)   (231,779)       (67,771)
                          Dividends paid - common                                              (35,128)    (28,977)       (21,207)
                          Other, net                                                            10,435      16,165          4,212
                          --------------------------------------------------------------------------------------------------------
                             Net cash provided (used) by financing activities                  (99,949)  1,085,612        596,044
                          --------------------------------------------------------------------------------------------------------
                          Net increase (decrease) in cash and cash equivalents            $    513,452     335,966        (63,093)
                          Cash and cash equivalents at beginning of year                       722,858     386,892        449,985
                          Cash and cash equivalents at end of year                        $  1,236,310     722,858        386,892
----------------------------------------------------------------------------------------------------------------------------------
Supplemental              Interest received during the year                               $  1,484,098   1,365,239      1,054,094
disclosure of cash        Interest paid during the year                                        723,106     683,467        487,576
flow information          Income taxes paid during the year                                    252,484      47,188         43,562
----------------------------------------------------------------------------------------------------------------------------------
Supplemental schedule     Real estate acquired in settlement of loans                     $     11,631       8,503          9,142
of noncash investing      Acquisition of banks and bank holding companies
and financing activities     Common stock issued                                                58,746     587,819              -
                             Fair value of
                                Assets acquired (noncash)                                      650,841   5,206,168              -
                                Liabilities assumed                                            540,672   4,619,715              -
                                Stock options                                                        -      19,424              -
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                      M&T BANK CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                                     Accumulated
                                                                                       Common  Additional               other
                                                                   Preferred  Common   stock    paid-in    Retained  comprehensive
IN THOUSANDS, EXCEPT PER SHARE                                       stock    stock   issuable  capital    earnings    income, net
------------------------------------------------------------------------------------------------------------------------------------
1997    Balance - January 1, 1997                                  $   -      40,487       -     96,597    937,072    (2,485)
        Comprehensive income:
            Net income                                                 -           -       -          -    176,241         -
            Other comprehensive income, net of tax:
                 Unrealized gains on investment  securities,
                      net of reclassification adjustment               -           -       -          -          -    14,501


        Purchases of treasury stock                                    -           -       -          -          -         -
        Exercise of stock options                                      -           -       -      6,636          -         -
        Common stock cash dividends -
            $3.20 per share                                            -           -       -          -    (21,207)        -
------------------------------------------------------------------------------------------------------------------------------------
        Balance - December 31, 1997                                $   -      40,487       -    103,233  1,092,106    12,016
------------------------------------------------------------------------------------------------------------------------------------
1998    Comprehensive income:
            Net income                                                 -           -       -          -    207,974         -
            Other comprehensive income, net of tax:
                 Unrealized losses on investment securities,
                      net of reclassification adjustment               -           -       -          -          -    (9,147)


        Purchases of treasury stock                                    -           -       -          -          -         -
        Acquisition of ONBANCorp:
            Common stock issued                                        -          10       -    364,427          -         -
            Fair value of stock options                                -           -       -     19,424          -         -
        Stock-based compensation plans:
            Exercise of stock options                                  -          11       -     (7,114)         -         -
            Directors' stock plan                                      -           -       -         49          -         -
            Deferred bonus plan, net, including
                 dividend equivalents                                  -           -   3,752         (5)       (32)        -
        Common stock cash dividends -
            $3.80 per share                                            -           -       -          -    (28,977)        -
------------------------------------------------------------------------------------------------------------------------------------
        Balance - December 31, 1998                                $   -      40,508   3,752    480,014  1,271,071     2,869
------------------------------------------------------------------------------------------------------------------------------------
1999    Comprehensive income:
            Net income                                                 -           -       -          -    265,626         -
            Other comprehensive income, net of tax:
                 Unrealized losses on investment securities,
                      net of reclassification adjustment               -           -       -          -          -   (28,916)


        Purchases of treasury stock                                    -           -       -          -          -         -
        Acquisition of FNB Rochester Corp.:
            Common stock issued                                        -           -       -       (718)         -         -
        Stock-based compensation plans:
            Exercise of stock options                                  -           -       -    (20,558)         -         -
            Directors' stock plan                                      -           -       -          8          -         -
            Deferred bonus plan, net, including
                 dividend equivalents                                  -           -     185        (17)       (39)        -
        Common stock cash dividends -
            $4.50 per share                                            -           -       -          -    (35,128)        -
------------------------------------------------------------------------------------------------------------------------------------
        Balance - December 31, 1999                                $   -      40,508   3,937    458,729  1,501,530   (26,047)
------------------------------------------------------------------------------------------------------------------------------------


                                                                        Treasury
IN THOUSANDS, EXCEPT PER SHARE                                           stock                   Total
--------------------------------------------------------------        -------------------------------------
1997   Balance - January 1, 1997                                        (166,012)                905,659
       Comprehensive income:
           Net income                                                          -                 176,241
           Other comprehensive income, net of tax:
                Unrealized gains on investment  securities,
                     net of reclassification adjustment                        -                  14,501
                                                                                                 -------
                                                                                                 190,742
       Purchases of treasury stock                                       (67,771)                (67,771)
       Exercise of stock options                                          16,207                  22,843
       Common stock cash dividends -
           $3.20 per share                                                     -                 (21,207)
--------------------------------------------------------------        -----------------------------------
       Balance - December 31, 1997                                      (217,576)              1,030,266
--------------------------------------------------------------        -----------------------------------
1998   Comprehensive income:
           Net income                                                          -                 207,974
           Other comprehensive income, net of tax:
                Unrealized losses on investment securities,
                     net of reclassification adjustment                        -                  (9,147)
                                                                                                --------
                                                                                                 198,827
       Purchases of treasury stock                                      (231,779)               (231,779)
       Acquisition of ONBANCorp:
           Common stock issued                                           223,382                 587,819
           Fair value of stock options                                         -                  19,424
       Stock-based compensation plans:
           Exercise of stock options                                      29,788                  22,685
           Directors' stock plan                                             177                     226
           Deferred bonus plan, net, including
                dividend equivalents                                         160                   3,875
       Common stock cash dividends -
           $3.80 per share                                                     -                 (28,977)
--------------------------------------------------------------        -----------------------------------
       Balance - December 31, 1998                                      (195,848)              1,602,366
--------------------------------------------------------------        -----------------------------------
1999   Comprehensive income:
           Net income                                                          -                 265,626
           Other comprehensive income, net of tax:
                Unrealized losses on investment securities,
                     net of reclassification adjustment                        -                 (28,916)
                                                                                                 -------
                                                                                                 236,710
       Purchases of treasury stock                                       (79,784)                (79,784)
       Acquisition of FNB Rochester Corp.:
           Common stock issued                                            59,464                  58,746
       Stock-based compensation plans:
           Exercise of stock options                                      33,791                  13,233
           Directors' stock plan                                             300                     308
           Deferred bonus plan, net, including
                dividend equivalents                                         466                     595
       Common stock cash dividends -
           $4.50 per share                                                     -                 (35,128)
--------------------------------------------------------------        -----------------------------------
       Balance - December 31, 1999                                      (181,611)              1,797,046
--------------------------------------------------------------        -----------------------------------

See accompanying notes to financial statements.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

1. SIGNIFICANT ACCOUNTING POLICIES

M&T Bank Corporation ("M&T") is a bank holding company headquartered in Buffalo, New York. Through subsidiaries, M&T provides individuals, corporations and other businesses, and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking, asset management and other financial services. Banking activities are largely focused on consumers residing in New York State and northeastern Pennsylvania and on small and medium-size businesses based in those areas. Certain subsidiaries also conduct activities in other states.

         The accounting and reporting policies of M&T and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with 1999 financial statement presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting policies are as follows:

Consolidation

The consolidated financial statements include M&T and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of M&T included in note 21 report investments in subsidiaries under the equity method.

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

         Other securities are stated at cost and include stock of the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York.

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

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

1. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Allowance for credit losses

The allowance for credit losses represents the amount which, in management's judgment, will be adequate to absorb credit losses inherent in the loan and lease portfolio as of the balance sheet date. The adequacy of the allowance is determined by management's evaluation of the loan and lease portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, any delinquency in payments, and the value of any collateral.

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

Goodwill and core deposit intangible

The excess of the cost of acquired entities or operations over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. Substantially all of the Company's goodwill is being amortized

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

1. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Goodwill and core deposit intangible, continued

using the straight-line method over twenty years. Core deposit intangibles are amortized using an accelerated method over estimated useful lives of seven to ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and core deposit intangible may be impaired. Impairment is measured using estimates of future cash flows or earnings potential of the operations acquired.

Stock-based compensation

Compensation expense is not recognized for stock option awards to employees under the Company's stock option plan since the exercise price of options is equal to the market price of the underlying stock at the date of grant. Compensation expense for stock appreciation rights issued separately from stock options is recognized based upon changes in the quoted market value of M&T's common stock. The pro forma effects of stock-based compensation arrangements are based on the estimated grant date fair value of stock options that are expected to vest calculated pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Pro forma compensation expense, net of applicable income tax effect, is recognized over the vesting period.

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

Interest rate swap agreements

For interest rate swap agreements used to manage interest rate risk arising

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

1. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Interest rate swap agreements, continued

from financial assets and liabilities, amounts receivable or payable are recognized as accrued under the terms of the agreement and the net interest differential, including any amortization of premiums paid or accretion of discounts received, is recorded as an adjustment to interest income or expense of the related asset or liability. To qualify for such accounting treatment, an interest rate swap must (i) be designated as having been entered into for interest rate risk management purposes and linked to a specific financial instrument or pool of similar financial instruments in the Company's consolidated balance sheet and (ii) have interest rate and repricing characteristics that have a sufficient degree of correlation with the corresponding characteristics of the designated on-balance sheet financial instrument. Gains or losses resulting from early termination of interest rate swap agreements used to manage interest rate risk are amortized over the shorter of the remaining term or estimated life of the agreement or the on-balance sheet financial instrument to which the swap had been linked. Agreements that do not satisfy the requirements noted above, including those entered into for trading purposes, are marked to market with resulting gains or losses recorded in trading account and foreign exchange gains.

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

2.  ACQUISITIONS

On September 24, 1999, Manufacturers and Traders Trust Company ("M&T Bank"), M&T's principal banking subsidiary, acquired 29 upstate New York branches from The Chase Manhattan Bank ("Chase") in a cash transaction. The branches had approximately $634 million of deposits and approximately $44 million of

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. ACQUISITIONS, CONTINUED

retail installment and commercial loans at the closing. In addition, on September 30, 1999 M&T Bank received from Chase investment management and custody accounts having assets of approximately $286 million. Chase also agreed to transfer up to approximately $195 million of other trust and fiduciary account assets to M&T Bank following the receipt of required court approvals. It is expected that this portion of the transaction will be completed in the first quarter of 2000. In connection with the transaction, the Company recorded approximately $55 million of intangible assets that are being amortized over periods ranging from five to seven years.

         On June 1, 1999, M&T consummated the merger of FNB Rochester Corp.("FNB"), a bank holding company headquartered in Rochester, New York, with and into Olympia Financial Corp. ("Olympia"), a wholly owned subsidiary of M&T. Following the merger with FNB, First National Bank of Rochester, a wholly owned subsidiary of FNB, was merged into M&T Bank. In accordance with the terms of the merger agreements with FNB, M&T paid $76.3 million in cash and issued 122,516 shares of M&T common stock in exchange for FNB shares outstanding at the time of the acquisition. The purchase price of the transaction was approximately $135 million based on the cash paid to FNB stockholders and the market price of M&T common shares on December 8, 1998 before the terms of the merger were agreed to and announced by M&T and FNB. Acquired assets, loans and deposits of FNB on June 1, 1999 totaled approximately $676 million, $393 million and $511 million, respectively. The transaction was accounted for as a purchase and, accordingly, operations acquired from FNB have been included in the Company's financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $86 million of goodwill and $12 million of core deposit intangible. The goodwill is being amortized over twenty years using the straight-line method and the core deposit intangible is being amortized over eight years using an accelerated method.

         On April 1, 1998, M&T consummated the merger of ONBANCorp, Inc. ("ONBANCorp") with and into Olympia. Following the merger, OnBank & Trust Co., Syracuse, New York, and Franklin First Savings Bank, Wilkes-Barre, Pennsylvania, both wholly owned subsidiaries of ONBANCorp, were merged with and into M&T Bank. After application of the election, allocation and proration procedures contained in the merger agreement with ONBANCorp, M&T paid $266.3 million in cash and issued 1,429,998 shares of common stock in exchange for the ONBANCorp common shares outstanding at the time of acquisition. In addition, based on the merger agreement and the exchange ratio provided for therein, M&T converted outstanding and unexercised stock options granted by ONBANCorp into options to purchase 61,772 shares of M&T common stock. The purchase price of the transaction was approximately $873 million based on the cash paid to ONBANCorp stockholders, the market price of M&T common shares on October 28, 1997 before the terms of the merger were agreed to and announced by M&T and ONBANCorp, and the estimated fair value of ONBANCorp stock options converted into M&T stock options.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.  ACQUISITIONS, CONTINUED

         Acquired assets, loans and deposits of ONBANCorp on April 1, 1998 totaled approximately $5.5 billion, $3.0 billion and $3.8 billion, respectively. The transaction was accounted for as a purchase and, accordingly, operations acquired from ONBANCorp have been included in the Company's financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $501 million of goodwill and $61 million of core deposit intangible. The goodwill is being amortized over twenty years using the straight-line method and the core deposit intangible is being amortized over ten years using an accelerated method.

         In connection with the transactions described above, the Company incurred expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the Company of approximately $4.7 million ($3.0 million net of applicable income taxes) during 1999 and approximately $21.3 million ($14.0 million net of applicable income taxes) during 1998. Expenses related to systems conversions and other costs of integration are included in the consolidated statement of income for the years ended December 31, 1999 and 1998 as follows:


                                                1999               1998
                                                ----               ----
                                                    (in thousands)
         Salaries and employee benefits        $   188             2,141
         Equipment and net occupancy               149               875
         Printing, postage and supplies            685             1,079
         Other costs of operations               3,654            17,250
                                               -------            ------
                                               $ 4,676            21,345
                                               -------            ------
                                               -------            ------

         The expenses noted above consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; recruiting and other incentive compensation; initial marketing and promotion expenses to introduce the Company to customers of the acquired operations; and printing, supplies and other costs. Since the systems conversions and integration of operations is complete, the Company does not expect to incur additional integration costs.

         Presented below is certain unaudited pro forma information as if FNB and ONBANCorp had been acquired on January 1, 1998. These results combine the historical results of FNB and ONBANCorp into the Company's consolidated statement of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place at that time. In particular, expenses related to systems conversions and other costs of integration associated with the acquisition of FNB are included in the 1999 periods in which such costs were incurred and, additionally, the Company expects to achieve further operating cost savings as a result of the mergers which are

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.  ACQUISITIONS, CONTINUED

not reflected in the pro forma amounts presented below:


                                                                      Pro forma
                                                              Year ended December 31
                                                               1999              1998
                                                               ----              ----
                                                          (in thousands, except per share)
                                                          --------------------------------

Interest income                                             $1,495,877           1,480,391
Other income                                                   285,052             274,337
Net income                                                     265,455             200,328
Diluted earnings per common share                                32.61               23.76

3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities were as follows:


                                                          Gross        Gross      Estimated
                                           Amortized   unrealized   unrealized      fair
                                             cost         gains       losses       value
                                             ----         -----       ------       -----
                                                            (in thousands)
December 31, 1999
Investment securities
  available for sale:
U.S. Treasury and
  federal agencies                        $  202,283            -        9,669      192,614
Mortgage-backed securities
  Government issued
   or guaranteed                             557,058          860       12,946      544,972
  Privately issued                           640,368        6,123       18,475      628,016
Other debt securities                        155,805          606        3,446      152,965
Equity securities                            169,199          464        7,470      162,193
                                          ----------        -----       ------    ---------
                                           1,724,713        8,053       52,006    1,680,760
                                          ----------        -----       ------    ---------
Investment securities held to maturity:

Obligations of states and
  political subdivisions                      79,189            -          361       78,828
Other debt securities                         15,382            -        1,301       14,081
                                          ----------        -----       ------    ---------
                                              94,571            -        1,662       92,909
                                          ----------        -----       ------    ---------

Other securities                             125,191            -            -      125,191
                                          ----------        -----       ------    ---------


Total                                     $1,944,475        8,053       53,668    1,898,860
                                          ----------        -----       ------    ---------
                                          ----------        -----       ------    ---------

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. INVESTMENT SECURITIES, CONTINUED


                                                          Gross        Gross      Estimated
                                            Amortized   unrealized   unrealized      fair
                                             cost         gains       losses         value
                                             ----         -----       ------         -----
                                                             (in thousands)
December 31, 1998
Investment securities
  available for sale:
U.S. Treasury and
  federal agencies                        $  452,524            -          831      451,693
Mortgage-backed securities
  Government issued
   or guaranteed                             867,065        8,121        5,879      869,307
  Privately issued                           952,298        3,445        1,620      954,123
Other debt securities                        162,748        1,183        4,587      159,344
Equity securities                            144,305        4,992           24      149,273
                                           ---------       ------       ------    ---------
                                           2,578,940       17,741       12,941    2,583,740
                                           ---------       ------       ------    ---------
Investment securities held to maturity:

Obligations of states and
  political subdivisions                      73,789          811            -       74,600
Other debt securities                         13,493            -          728       12,765
                                           ---------       ------       ------    ---------
                                              87,282          811          728       87,365
                                           ---------       ------       ------    ---------
Other securities                             114,542            -            -      114,542
                                           ---------       ------       ------    ---------
Total                                     $2,780,764       18,552       13,669    2,785,647
                                           ---------       ------       ------    ---------
                                           ---------       ------       ------    ---------


         No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of stockholders' equity at December 31, 1999.

         As of December 31, 1999, the latest available investment ratings of all privately issued mortgage-backed securities were A or better.

         The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:


                                                  December 31
                                            1999             1998
                                            ----             ----
                                               (in thousands)
     Amortized cost                      $ 792,331         1,265,588
     Estimated fair value                  772,819         1,265,487
                                         ---------         ---------
                                         ---------         ---------

         Gross realized gains on the sale of investment securities were $1,626,000 in 1999, $1,808,000 in 1998 and $1,179,000 in 1997. Gross realized losses on the sale of investment securities were $51,000 in 1999, $47,000 in 1998 and $1,459,000 in 1997.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. INVESTMENT SECURITIES, CONTINUED

                  At December 31, 1999, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

                                                           Estimated
                                           Amortized          fair
                                             Cost            Value
                                           ---------       ---------
                                                (in thousands)

Debt securities available for sale:

Due in one year or less                   $   14,162          14,119
Due after one year through five years        161,129         153,193
Due after five years through ten years       177,831         173,446
Due after ten years                            4,966           4,821
                                           ---------       ---------
                                             358,088         345,579

Mortgage-backed securities available
  for sale                                 1,197,426       1,172,988
                                           ---------       ---------

                                          $1,555,514       1,518,567
                                           =========       =========

Debt securities held to maturity:

Due in one year or less                   $   60,036          59,906
Due after one year through five years         26,414          25,096
Due after five years through ten years         5,111           4,926
Due after ten years                            3,010           2,981
                                           ---------       ---------
                                          $   94,571          92,909
                                           =========       =========

         At December 31, 1999, investment securities with a carrying value of $601,366,000, including $541,438,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the "Federal Home Loan Banks"), repurchase agreements, governmental deposits and interest rate swap agreements.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


4. LOANS AND LEASES

Total gross loans and leases outstanding were comprised of the following:


                                           December 31
                                      1999           1998
                                   ---------       ---------
                                        (in thousands)

Loans
Commercial, financial,
  agricultural, etc.              $ 3,564,470      3,101,016
Real estate:
  Residential                       4,011,436      4,163,818
  Commercial                        6,141,469      5,125,703
  Construction                        525,241        489,112
Consumer                            2,797,537      2,569,726
                                   ----------     ----------
  Total loans                      17,040,153     15,449,375
                                   ----------     ----------
Leases
Commercial                            132,588        110,411
Consumer                              400,120        445,915
                                   ----------     ----------
  Total leases                        532,708        556,326
                                   ----------     ----------

Total loans and leases            $17,572,861     16,005,701
                                   ==========     ==========

         One-to-four family residential mortgage loans held for sale were $238.7 million at December 31, 1999 and $445.1 million at December 31, 1998. One-to-four family residential mortgage loans serviced for others totaled approximately $7.2 billion and $7.3 billion at December 31, 1999 and 1998, respectively. As of December 31, 1999, approximately $23 million of one-to-four family residential mortgage loans serviced for others have been sold with recourse. The total credit loss exposure resulting from residential mortgage loans sold with recourse was considered negligible.

         Included in the preceding table are nonperforming loans (loans on which interest was not being accrued, or which were ninety days or more past due or had been renegotiated at below-market interest rates) of $103,186,000 at December 31, 1999 and $117,045,000 at December 31, 1998. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on these loans would have amounted to $8,998,000 in 1999 and $7,806,000 in 1998. The actual amount included in interest income during 1999 and 1998 on these loans was $1,589,000 and $2,367,000, respectively.

         The recorded investment in loans considered impaired was $45,124,000 and $47,248,000 at December 31, 1999 and 1998, respectively. The recorded investment in loans for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $24,536,000 and $6,005,000, respectively, at December 31, 1999 and $20,470,000 and $6,758,000, respectively, at December 31, 1998. The recorded investment in loans considered impaired for which there was no related valuation allowance for

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


4. LOANS AND LEASES, CONTINUED

impairment was $20,588,000 and $26,778,000 at December 31, 1999 and 1998,
respectively. The average recorded investment in impaired loans during 1999, 1998 and 1997 was $43,858,000, $42,485,000 and $37,732,000, respectively.
Interest income recognized on impaired loans totaled $3,324,000, $2,351,000 and $2,051,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $124,185,000 and $22,115,000 at December 31, 1999
and 1998, respectively. During 1999, new borrowings by such persons amounted to $104,715,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions were $2,645,000.

         At December 31, 1999, approximately $2.9 billion of commercial mortgage loans and one-to-four family residential mortgage loans were pledged to secure outstanding borrowings.

5. ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

                                     Year ended December 31
                                1999         1998         1997
                                ----         ----         ----
                                         (in thousands)

Beginning balance             $306,347      274,656      270,466
Provision for credit losses     44,500       43,200       46,000
Allowance obtained
  through acquisitions           5,636       27,905            -
Net charge-offs
  Charge-offs                  (59,655)     (56,301)     (59,329)
  Recoveries                    19,337       16,887       17,519
                               -------      -------      -------
  Net charge-offs              (40,318)     (39,414)     (41,810)
                               -------      -------      -------

Ending balance                $316,165      306,347      274,656
                               =======      =======      =======

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


6. PREMISES AND EQUIPMENT

The detail of premises and equipment was as follows:

                                                          December 31

                                                     1999            1998
                                                     ----            ----
                                                        (in thousands)

Land                                               $ 16,649         15,467
Buildings-owned                                     126,670        118,132
Buildings-capital leases                              1,773          1,773
Leasehold improvements                               44,639         39,800
Furniture and equipment-owned                       171,158        152,301
Furniture and equipment-capital leases                1,156            429
                                                    -------        -------
                                                    362,045        327,902

Less:  accumulated depreciation
  and amortization
    Owned assets                                    186,137        163,074
    Capital leases                                    2,093          1,986
                                                    -------        -------
                                                    188,230        165,060
                                                    -------        -------
Premises and equipment, net                        $173,815        162,842
                                                    =======        =======

         Net lease expense for all operating leases totaled $24,168,000 in 1999, $20,607,000 in 1998 and $16,983,000 in 1997. The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 21 years. Minimum lease payments under noncancellable operating leases are summarized as follows:

Year ending December 31:                       (in thousands)
           2000                                   $ 15,567
           2001                                     14,516
           2002                                     12,009
           2003                                     11,101
           2004                                     10,226
           Later years                              54,962
                                                  --------
           Total minimum lease payments           $118,381
                                                  --------
                                                  --------


                  Payments required under capital leases are not material.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


7. CAPITALIZED SERVICING ASSETS

Changes in capitalized servicing assets were as follows:



                                                        Year ended December 31
                                               1999              1998              1997
                                           --------           -------           -------
                                                           (in thousands)

Beginning balance                          $ 63,995            61,877            38,890
Originations                                 17,240            12,276             7,819
Purchases                                     1,089            16,014            26,262
Amortization                                (19,773)          (19,650)          (14,366)
Sales                                        (1,649)           (6,522)              -
Write-downs                                     -                 -                (802)
Reclassification of
 excess servicing
 receivables                                    -                 -               4,074
                                           --------           -------           -------
                                             60,902            63,995            61,877
Valuation allowance                             (50)           (1,798)             (798)
                                           --------           -------           -------

Ending balance, net                        $ 60,852            62,197            61,079
                                           ========           =======           =======

         As a result of impairment of certain strata of capitalized servicing assets, additions to the valuation allowance totaling $1,000,000 and $500,000 were recorded during 1998 and 1997, respectively. During 1999, the valuation allowance was reduced by $1,748,000 since for most strata the estimated fair value of capitalized servicing assets exceeded carrying value. During 1997, the valuation allowance was reduced by $802,000 to reflect the write-down of the recorded value of certain capitalized servicing assets related to loans that had been repaid by borrowers. The estimated fair value of capitalized servicing assets was approximately $107 million at December 31, 1999 and $80 million at December 31, 1998. Such amounts were estimated using discounted cash flows that reflect current prepayment and discount rate assumptions as of each year-end.

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

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. BORROWINGS

The amounts and interest rates of short-term borrowings were as follows:


                             Federal funds
                             purchased and     Other
                              repurchase     short-term
                              Agreements     Borrowings        Total
                              ----------     ----------        -----
                                       (dollars in thousands)
At December 31, 1999
  Amount outstanding          $1,788,858        765,301      2,554,159
  Weighted-average
    interest rate                   5.29%          5.36%          5.31%

For the year ended
  December 31, 1999
  Highest amount
    at a month-end            $1,809,403        765,301
  Daily-average
    amount outstanding         1,609,964        446,623      2,056,587
  Weighted-average
    interest rate                   5.09%          5.15%          5.10%
                              ==========     ==========      =========

At December 31, 1998
  Amount outstanding          $1,746,078        483,898      2,229,976
  Weighted-average
    interest rate                   5.41%          5.55%          5.44%

For the year ended
  December 31, 1998
  Highest amount
    at a month-end            $2,177,388        509,457
  Daily-average
    amount outstanding         1,616,431        307,016      1,923,447
  Weighted-average
    interest rate                   5.48%          5.56%          5.49%
                              ==========     ==========      =========

At December 31, 1997
  Amount outstanding          $  930,775        120,143      1,050,918
  Weighted-average
    interest rate                   6.51%          5.41%          6.38%

For the year ended
  December 31, 1997
  Highest amount
    at a month-end            $  930,775        344,363
  Daily-average
    amount outstanding           611,689        200,324        812,013
  Weighted-average
    interest rate                   5.43%          5.55%          5.46%
                              ==========     ==========      =========

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


8. BORROWINGS, CONTINUED

         In general, Federal funds purchased and repurchase agreements outstanding at December 31, 1999 mature within three days following year-end. Other short-term borrowings included borrowings from the Federal Home Loan Banks, the U.S. Treasury and others having original maturities of one year or less.

         At December 31, 1999, the Company had lines of credit under formal agreements as follows:


                                                        M&T             M&T
                                        M&T             Bank         Bank, N.A.
                                        ---             ----         ----------
                                             (in thousands)

Outstanding borrowings               $29,000          1,836,549              -
Unused                                 1,000          4,092,714        367,088
                                     =======          =========        =======

         M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $30,000,000 at its discretion through November 17, 2000. At December 31, 1999, M&T Bank had borrowing facilities available with the Federal Home Loan Banks whereby M&T Bank could borrow up to $2,273,436,000. Additionally, M&T Bank and M&T Bank, National Association ("M&T Bank, N.A."), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York totaling approximately $4 billion, under which there were no borrowings outstanding at December 31, 1999 or 1998. M&T Bank and M&T Bank, N.A. are required to pledge loans or investment securities as collateral for these borrowing facilities.

         Long-term borrowings were as follows:


                                                    December 31

                                            1999               1998
                                         ---------           -------
                                              (in thousands)
Subordinated notes of
 M&T Bank:
 8 1/8% due 2002                        $   75,000            75,000
 7% due 2005                               100,000           100,000
Advances from Federal Home
 Loan Banks:
 - Variable rates                        1,175,000           825,000
 - Fixed rates                              90,549           231,094
Preferred capital securities:
 M&T Capital Trust I - 8.234%              150,000           150,000
 M&T Capital Trust II - 8.277%             100,000           100,000
 M&T Capital Trust III - 9.25%              68,803            69,128
Other                                       15,781            17,321
                                         ---------         ---------
                                        $1,775,133         1,567,543
                                         =========         =========

                     M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


8. BORROWINGS, CONTINUED

         The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of depositors and other creditors of M&T Bank. Long-term variable rate advances from the Federal Home Loan Banks had contractual rates that ranged from 6.00% to 6.25% at December 31, 1999 and from 5.19% to 5.44% at December 31, 1998. The weighted-average contractual interest rates were 6.13% and 5.29% at December 31, 1999 and 1998, respectively. Long-term fixed-rate advances from the Federal Home Loan Banks had contractual rates of interest ranging from 4.05% to 8.45% at December 31, 1999 and 1998. The weighted-average contractual interest rates payable were 5.93% and 6.23% at December 31, 1999 and 1998, respectively. Advances from the Federal Home Loan Banks mature at various dates through 2006 and are secured by residential and commercial real estate loans.

         In December 1999, the names of First Empire Capital Trust I, First Empire Capital Trust II and OnBank Capital Trust I were changed to M&T Capital Trust I, M&T Capital Trust II and M&T Capital Trust III, respectively. In January 1997, M&T Capital Trust I ("Trust I") issued $150 million of 8.234% preferred capital securities. In June 1997, M&T Capital Trust II ("Trust II") issued $100 million of 8.277% preferred capital securities. In February 1997, M&T Capital Trust III ("Trust III" and, together with Trust I and Trust II, the "Trusts"), a business trust organized by ONBANCorp prior to its acquisition by M&T, issued $60 million of 9.25% preferred capital securities. Including the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of ONBANCorp, the preferred capital securities of Trust III had a financial statement carrying value of approximately $69 million at December 31, 1999 and 1998.

         Other than the following payment terms (and the redemption terms described below), the preferred capital securities issued by the Trusts ("Capital Securities") are identical in all material respects:


                                          Distribution     Distribution
                          Trust               Rate             Dates
                          -----               ----             -----

                          Trust I           8.234%       February 1 and August 1

                          Trust II          8.277%       June 1 and December 1

                          Trust III         9.25%        February 1 and August 1

         The common securities of Trust I and II are wholly owned by M&T and the common securities of Trust III are wholly owned by Olympia. The common securities of each trust ("Common Securities") are the only class of each trust's securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust and are classified in the Company's consolidated balance sheet as long-term borrowings with accumulated distributions on such securities included in

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


8. BORROWINGS, CONTINUED

interest expense. Under the Federal Reserve Board's current risk-based capital guidelines, the Capital Securities are includable in M&T's Tier 1 capital.

         The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase the following amounts of junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") of M&T in the case of Trust I and Trust II and Olympia in the case of Trust III:


             Capital            Common                    Junior Subordinated
Trust       Securities        Securities                       Debentures
-----       ----------        ----------                       ----------

Trust I     $150 million     $4.64 million             $154.64 million aggregate
                                                       liquidation amount of 8.234%
                                                       Junior Subordinated Debentures
                                                       due February 1, 2027.

Trust II    $100 million     $3.09 million             $103.09 million aggregate
                                                       liquidation amount of 8.277%
                                                       Junior Subordinated Debentures
                                                       due June 1, 2027.

Trust III   $ 60 million     $1.856 million            $61.856 million aggregate
                                                       liquidation amount of 9.25%
                                                       Junior Subordinated Debentures
                                                       due February 1, 2027.

         The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust.

         Holders of the Capital Securities receive preferential cumulative cash distributions semi-annually on each distribution date at the stated distribution rate unless M&T, in the case of Trust I or Trust II, or Olympia, in the case of Trust III, exercise the right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods, in which case payment of distributions on the Capital Securities will be deferred for a comparable period. During an extended interest period, M&T and/or Olympia may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of the respective company's capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T in the case of Trust I or Trust II, or Olympia, in the case of Trust III, of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of M&T and Olympia.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. BORROWINGS, CONTINUED

         The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events ("Events") set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after the stated optional redemption dates (February 1, 2007 in the case of Trust I and Trust III, and June 1, 2007 in the case of Trust II) contemporaneously with the Company's optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at M&T's option in the case of Trust I and Trust II and Olympia's option in the case of Trust III (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities upon early redemption will be expressed as a percentage of the liquidation amount plus accumulated but unpaid distributions. In the case of Trust I, such percentage adjusts annually and ranges from 104.117% at February 1, 2007 to 100.412% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007. In the case of Trust II, such percentage adjusts annually and ranges from 104.139% at June 1, 2007 to 100.414% for the annual period ending May 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to June 1, 2007. In the case of Trust III, such percentage adjusts annually and ranges from 104.625% at February 1, 2007 to 100.463% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007.

         Long-term borrowings at December 31, 1999 mature as follows:

Year ending December 31:       (in thousands)


         2000                     $   31,222
         2001                        416,963
         2002                        189,275
         2003                        592,178
         2004                          1,180
         Later years                 544,315
                                  ----------
                                  $1,775,133
                                  ----------
                                  ----------

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. STOCK-BASED COMPENSATION PLANS

Stock option plan

The stock option plan allows the grant of stock options and stock appreciation rights (either in tandem with options or independently) at prices which may not be less than the fair market value of the common stock on the date of grant. Except as described below, awards granted under the stock option plan generally vest over four years and are exercisable over terms not exceeding ten years and one day from the date of grant. When exercisable, the stock appreciation rights issued in tandem with stock options entitle grantees to receive cash, stock or a combination equal to the amount of stock appreciation between the dates of grant and exercise. Stock appreciation rights issued independently of stock options contain similar terms as the stock options, although upon exercise the holder is only entitled to receive cash instead of purchasing shares of M&T's common stock.

         In 1999, the Company granted options to substantially all employees who had not previously received awards under the stock option plan. The options granted under this award vest three years after the grant date and are exercisable for a period of seven years thereafter.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. STOCK-BASED COMPENSATION PLANS, CONTINUED

Stock option plan, continued

         A summary of stock option and stock appreciation rights activity follows:


                                                   Weighted-average
                                                     exercise price
                                    Cash-only      ------------------
                        Stock     appreciation              Cash-only
                       options       rights        Stock   appreciation
                     outstanding   outstanding    options     rights
                     -----------   -----------    -------  ------------
1997

  Beginning balance    769,215      54,950    $    130.54   $  60.34
  Granted              151,077           -         297.37          -
  Exercised           (138,723)     (8,500)         87.66      57.00
  Cancelled             (4,375)          -         221.65          -
                      --------    --------        --------  --------
   At year-end         777,194      46,450         170.11      60.95

1998

  Granted              144,459           -         445.26          -
  Acquired (note 2)     61,772           -         185.56          -
  Exercised           (148,467)    (11,050)        105.57      59.52
  Cancelled            (25,045)          -         250.86          -
                      --------    --------       --------    -------
   At year-end         809,913      35,400         229.70      61.40

1999

  Granted              213,140           -         497.81          -
  Exercised            (79,623)    (16,500)        162.96      64.02
  Cancelled             (29,354)         -         376.02          -
                      --------    --------       --------   --------

   At year-end         914,076      18,900       $ 293.34    $  59.11
                      ========    ========       ========    ========

Exercisable at:

  December 31, 1999    446,223      18,900       $ 170.03    $  59.11
                      ========    ========       ========    ========
  December 31, 1998    384,494      35,400         144.97       61.40
                      ========    ========       ========    ========
  December 31, 1997    344,757      46,450         110.39       60.95
                      ========    ========       ========    ========


         At December 31, 1999 and 1998, respectively, there were 305,516 and 489,302 shares available for future grant. During 1998, the number of shares authorized for issuance under the stock option plan was increased to 2,500,000 shares from 2,000,000.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. STOCK-BASED COMPENSATION PLANS, CONTINUED

Stock option plan, continued

               A summary of stock options at December 31, 1999 follows:

                                   Weighted-average                   Weighted-
                        Stock      ---------------------   Stock      average
    Range of           options      Exercise    Life      options     exercise
 exercise price      outstanding      price   (in years) exercisable   price
------------------   -----------     ------   ---------  -----------  -------
$ 53.00 to $121.12      77,179     $ 89.05      1.7        77,179      $ 89.05
 133.88 to  198.76     223,287      141.10      4.3       223,287       141.10
 211.00 to  290.00     262,450      246.35      6.4       126,886       233.32
 310.00 to  554.13     351,160      470.15      8.7        18,871       417.91
                       -------      ------    ---------   -------       ------

                       914,076     $293.34      6.4       446,223      $170.03
                       =======      ======    =========   =======       ======


         The Company used a binomial option pricing model to estimate the grant date present value of stock options granted in 1999, 1998 and 1997. The weighted-average estimated value per option was $115.80 in 1999, $114.60 in 1998 and $79.26 in 1997. The values were calculated using the following weighted-average assumptions: an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data since inception of the plan), a risk-free interest rate of 4.97% in 1999, 5.53% in 1998 and 6.37% in 1997 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term), expected volatility of 19% in 1999 and 14% in 1998 and 1997, and estimated dividend yields of .85% in 1999, .72% in 1998 and .97% in 1997 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). The Company reduced the estimated value per option to reflect an estimate of the probability of forfeiture prior to vesting. Based on historical data since inception of the plan and projected employee turnover rates, the weighted-average estimated forfeiture rate was 21% in 1999 and 10% in prior years.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock option plan. Accordingly, no compensation expense was recognized in 1999, 1998 and 1997 for stock option awards since the exercise price of stock options granted under the stock option plan was not less than the fair market value of the common stock at date of grant. Compensation expense (benefit) recognized for cash-only stock appreciation rights was $(2,199,000) in 1999, $2,238,000 in 1998 and $8,510,000 in 1997. Had compensation expense for stock option awards been determined consistent

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. STOCK-BASED COMPENSATION PLANS, CONTINUED

Stock option plan, continued

with SFAS No. 123, net income and earnings per share would be reduced to the pro forma amounts indicated below:


                                         Year ended December 31
                                    1999           1998                 1997
                                  -------        -------              -------
                                                (in thousands,
                                               except per share)
Net income:

     As reported                  $265,626        207,974            176,241
     Pro forma                     252,401        198,323            169,432

Basic earnings per share:

     As reported                    $34.05          27.30              26.60
     Pro forma                       32.36          26.03              25.57

Diluted earnings per share:

     As reported                    $32.83          26.16              25.26
     Pro forma                       31.27          25.02              24.40

         The pro forma effects are presented in accordance with the requirements of SFAS No. 123, however, such effects are not representative of the effects to be reported in future years due to the fact that options vest over several years and additional awards generally are made each year.

Deferred bonus plan

The Company provides a deferred bonus plan to eligible employees pursuant to which employees may elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants may elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock, which effective January 1, 1998, are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 8,397 and 8,028 at December 31, 1999 and 1998, respectively. In connection with the deferred bonus plan, 15,000 shares of M&T common stock were authorized for issuance, of which 1,295 shares have been issued.

Directors' stock plan

Effective January 1, 1998, the Company initiated a compensation plan for non-employee directors that provides for annual compensation payable to such directors to be paid fifty percent in cash and fifty percent in shares of M&T common stock. In connection with the directors' stock plan, 5,000 shares of M&T common stock were authorized for issuance, of which 1,068 shares have been issued.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company provides defined benefit pension plan and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.

               Net periodic pension expense consisted of the following:


                                               Year ended December 31
                                            1999        1998        1997
                                            ----        ----        ----
                                                  (in thousands)

Service cost                              $ 8,202       7,021       5,014
Interest cost on projected benefit
 obligation                                 9,225       8,135       6,786
Expected return on plan assets            (14,308)    (12,396)     (9,723)
Amortization of prior service cost             84         (24)        (24)
Amortization of initial net asset               -        (344)       (858)
Recognized net actuarial gain                   -         (38)        (47)
Settlements and curtailments                  349         218           -
                                           ------      ------      ------

Net periodic pension expense              $ 3,552       2,572       1,148
                                           ======      ======      ======


         Net postretirement benefits expense consisted of the following:


                                               Year ended December 31
                                            1999        1998        1997
                                            ----        ----        ----
                                                  (in thousands)

Service cost                              $   325         288         146
Interest cost on projected benefit
 obligation                                 1,150       1,141         996
Expected return on plan assets               (180)       (226)       (288)
Amortization of prior service cost             14         (18)       (204)
Recognized net actuarial (gain) loss           39          25          (7)
                                          -------      ------      -------

Net postretirement benefits expense       $ 1,348       1,210         643
                                          =======      ======      ======

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS, CONTINUED

Data relating to the funding position of the plans were as follows:


                                        Pension          Postretirement
                                        benefits            benefits
                                     --------------      ---------------
                                     1999      1998      1999       1998
                                     ----      ----      ----       ----
                                                (in thousands)
Change in benefit obligation:
 Benefit obligation at
  beginning of year               $136,931   107,035    18,023     13,933
 Service cost                        8,202     7,021       325        288
 Interest cost                       9,225     8,135     1,150      1,141
 Plan participants'contributions         -         -       202        119
 Amendments                            395        20         -      2,356
 Actuarial (gain) loss             (22,031)    5,864    (1,108)     1,119
 Business combination                3,223    15,027         -        499
 Benefits paid                      (9,256)   (6,389)   (1,830)    (1,432)
 Settlements and curtailments          349       218         -          -
                                   -------   -------    ------     ------
 Benefit obligation at
  end of year                     $127,038   136,931    16,762     18,023
                                   -------   -------    ------     ------

Change in plan assets:
 Fair value of plan assets at
  beginning of year               $167,469   144,894     4,276      5,147
 Actual return on plan assets       (1,547)    6,669       525        292
 Plan participants'contributions         -         -       388        269
 Business combination                2,430    22,441         -          -
 Benefits and other payments        (6,480)   (4,787)   (1,830)    (1,432)
 Settlements                        (2,516)   (1,748)        -          -
                                   -------   -------    ------     ------
 Fair value of plan assets at
  end of year                     $159,356   167,469     3,359      4,276
                                   -------   -------    ------     ------
Funded status                     $ 32,318    30,538   (13,403)   (13,747)
Unrecognized net actuarial (gain)
 loss                              (24,493)  (18,318)      736      2,229
Unrecognized prior service cost       (237)     (259)      321        336
                                   -------   -------    ------     ------
Prepaid (accrued) benefit cost    $  7,588    11,961   (12,346)   (11,182)
                                   =======   =======    ======     ======
Amounts recognized in the
consolidated balance sheet were:
   Prepaid benefit cost (asset)   $ 10,551    14,489         -          -
   Accrued benefit cost (liability) (2,963)   (2,528)  (12,346)   (11,182)
                                   -------   -------   -------     ------

                                  $  7,588    11,961   (12,346)   (11,182)
                                   =======   =======   =======     ======

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS, CONTINUED

         The Company has an unfunded supplemental pension plan for certain key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $2,479,000 and $2,091,000, respectively, as of December 31, 1999 and $2,356,000 and $1,863,000,
respectively, as of December 31, 1998.

                  The assumed rates used in the actuarial computations were:


                                        Pension          Postretirement
                                        benefits            benefits
                                     ---------------     ---------------
                                     1999      1998      1999      1998
                                     -----     -----     -----     -----
Discount rate                        7.75%     6.75%     7.75%     6.75%
Long-term rate of return on
 plan assets                         9.00%     9.00%     4.25%     5.00%
Rate of increase in future
 compensation levels                 5.01%     5.10%        -         -

         For measurement purposes, an 8.0% annual rate of increase in the cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 6% over 4 years. A one-percentage point change in assumed health care cost trend rates would have the following effects:


                                    +1%       -1%
                                    ---       ---
                                   (in thousands)
Increase (decrease) in:
 Service and interest cost        $ 54       (48)
 Accumulated postretirement
  benefit obligation               818      (745)

         Pension plan assets included common stock of M&T with a fair value of $11,645,000 and $14,674,000 at December 31, 1999 and 1998, respectively.

         The Company has a retirement savings plan ("Savings Plan") that is a defined contribution plan in which eligible employees of the Company may defer up to 15% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee's contribution, up to 4.5% of the employee's qualified compensation. Employees' accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. The Company's contributions to the Savings Plan totaled $6,935,000, $6,085,000 and $5,221,000 in 1999, 1998 and 1997, respectively.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. INCOME TAXES

The components of income tax expense (benefit) were as follows:


                                        Year ended December 31
                                        1999     1998     1997
                                        ----     ----     ----
                                            (in thousands)
Current
  Federal                            $139,946  105,751   96,819
  State and city                       10,926   14,803   16,430
                                      -------  -------  -------
    Total current                     150,872  120,554  113,249
                                      -------  -------  -------
Deferred
  Federal                               1,508   (2,309)  (5,334)
  State and city                          308     (656)  (1,997)
                                      -------  -------  -------
    Total deferred                      1,816   (2,965)  (7,331)
                                      -------  -------  -------
    Total income taxes
      applicable to pre-tax income   $152,688  117,589  105,918
                                      =======  =======  =======

         The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with generally accepted accounting principles, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 1999 M&T Bank's tax bad debt reserve for which no federal income taxes have been provided was $74,021,000. No actions are planned that would cause this reserve to become wholly or partially taxable.

         The portion of income taxes attributable to gains or losses on sales of bank investment securities was an expense of $639,000 and $718,000 in 1999 and 1998, respectively, and a benefit of $114,000 in 1997. No alternative minimum tax expense was recognized in 1999, 1998 or 1997.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. INCOME TAXES, CONTINUED

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:


                                         Year ended December 31
                                      1999        1998        1997
                                      ----        ----        ----
                                             (in thousands)

Income taxes at statutory rate     $146,410     113,947      98,756
Increase (decrease) in taxes:
  Tax-exempt income                 (12,137)    (15,266)     (3,794)
  State and city income taxes,
    net of federal income
    tax effect                        7,302       9,196       9,381
  Amortization of goodwill           11,117       8,158       1,571
  Other                                  (4)      1,554           4
                                    -------     -------     -------
                                   $152,688     117,589     105,918
                                    =======     =======     =======

         Deferred tax assets (liabilities) were comprised of the following at December 31:


                                      1999        1998         1997
                                    -------     -------      -------
                                       (in thousands)

Depreciation and amortization     $  11,090      10,489        8,130
Losses on loans and other assets    127,667     120,422      105,190
Postretirement and other
  supplemental employee benefits      9,276       5,316        7,163
Incentive compensation plans         14,041      20,395       12,302
Unrealized investment losses         17,906           -            -
Interest on loans                         -           -        5,165
Other                                 7,217       3,140       11,140
                                    -------     -------      -------
  Gross deferred tax assets         187,197     159,762      149,090
                                    -------     -------      -------

Interest on loans                    (5,495)     (5,025)           -
Retirement benefits                  (4,077)     (1,969)      (3,459)
Leasing transactions               (115,586)   (107,187)     (83,347)
Restructured interest rate
  swap agreements                         -        (181)      (3,999)
Capitalized servicing rights        (10,150)     (6,868)      (7,448)
Unrealized investment gains               -      (1,931)      (8,202)
Other                                   (54)       (504)         (45)
                                    -------     -------      -------
  Gross deferred tax liabilities   (135,362)   (123,665)    (106,500)
                                    -------     -------      -------

Net deferred tax asset            $  51,835      36,097       42,590
                                    =======     =======      =======

         The Company believes that it is more likely than not that the net deferred tax asset will be realized through taxable earnings or alternative tax strategies.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. INCOME TAXES, CONTINUED

         The income tax credits shown in the statement of income of M&T in note 21 arise principally from operating losses before dividends from subsidiaries.

12. EARNINGS PER SHARE

The computations of basic earnings per share follow:


                                                               Year ended December 31
                                                  1999                 1998                1997
                                                -------              -------             -------
                                                           (in thousands, except per share)
Income available to common
 stockholders
       Net income                              $265,626              207,974             176,241

Weighted-average shares
 outstanding (including common
  stock issuable)                                 7,800                7,619               6,625

Basic earnings per share                         $34.05                27.30               26.60

         The computations of diluted earnings per share follow:


                                                         Year ended December 31
                                              1999              1998                1997
                                            -------           -------             -------
                                                    (in thousands, except per share)


Income available to common
 stockholders                              $265,626           207,974             176,241

Weighted-average shares
 outstanding                                  7,800             7,619               6,625
Plus: incremental shares from
 assumed conversion of stock
 options                                        290               331                 352
                                            -------           -------             -------
Adjusted weighted-average shares
 outstanding                                  8,090             7,950               6,977

Diluted earnings per share                   $32.83             26.16               25.26

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. COMPREHENSIVE INCOME

The following table displays the components of other comprehensive income:


                                                        Before-tax    Income
                                                          amount       taxes         Net
                                                          ------       -----         ---
                                                                    (in thousands)
For the year ended
 December 31, 1999

Unrealized losses
on investment securities:
   Unrealized holding
    losses                                                $(47,178)    (19,198)    (27,980)
   Reclassification
    adjustment for gains
    realized in net income                                   1,575         639         936
                                                          --------    --------    --------

   Net unrealized losses                                  $(48,753)    (19,837)    (28,916)
                                                          --------    --------    --------
                                                          --------    --------    --------
For the year ended
 December 31, 1998

Unrealized losses
on investment securities:
   Unrealized holding
    losses(a)                                             $(13,657)     (5,553)     (8,104)
   Reclassification
    adjustment for gains
    realized in net income                                   1,761         718       1,043
                                                          --------    --------    --------

   Net unrealized losses                                  $(15,418)     (6,271)     (9,147)
                                                          --------    --------    --------
                                                          --------    --------    --------
For the year ended
 December 31, 1997

Unrealized gains
on investment securities:
   Unrealized holding
    gains                                                 $ 24,242       9,907      14,335
   Reclassification
    adjustment for losses
    realized in net income                                    (280)       (114)       (166)
                                                          --------    --------    --------

   Net unrealized gains                                   $ 24,522      10,021      14,501
                                                          --------    --------    --------
                                                          --------    --------    --------


(a) Including the effect of the contribution of appreciated investment securities described in note 14.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. OTHER INCOME AND OTHER EXPENSE

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either other revenues from operations or other costs of operations in the consolidated statement of income:


                                           Year ended December 31
                                        1999       1998       1997
                                        ----       ----       ----
                                              (in thousands)

Other income:
 Mutual fund and annuity sales        $24,480     17,974     15,336
 Bank owned life insurance             22,487     17,629
Other expense:
 Professional services                 31,527     30,537     22,845
 Non-cash charitable contribution(a)              24,585


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

15. INTERNATIONAL ACTIVITIES

The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading and providing credit to support the international activities of domestic companies. Net assets identified with international activities amounted to $27,203,000 and $32,891,000 at December 31, 1999 and 1998, respectively. Deposits at M&T Bank's offshore branch office were $242,691,000 and $303,270,000 at December 31, 1999 and 1998, respectively.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


16. DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing interest rate risk, the Company has entered into several interest rate swap agreements. The swaps modify the repricing characteristics of certain portions of the Company's portfolios of earning assets and interest-bearing liabilities. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain collateral provisions protecting the at-risk party. The Company considers the credit risk inherent in these contracts to be negligible.

         Information about interest rate swaps entered into for interest rate risk management purposes summarized by type of financial instrument the swaps were intended to modify follows:


                                                                                                       Estimated
                                      Notional            Average         Weighted-average Rate        fair value-
                                                                          ---------------------
                                       amount             maturity          fixed      variable        gain(loss)
                                     ----------          ---------        --------    ---------       -------------
                                   (in thousands)        (in years)                                   (in thousands)

December 31, 1999
-----------------

Fixed rate available
 for sale investment
 securities:
 Non-amortizing(a)                 $  50,000              8.1             5.26%           6.46%        $    5,646

Variable rate
 loans:
 Non-amortizing                      660,000               .3             6.29%           6.14%               540

Fixed rate
 loans:
 Amortizing(a)                        49,279              8.5             6.81%           6.24%             1,244
 Amortizing-forward-
  starting(b)                        372,800              7.5             5.94%           5.64%            23,863

Fixed rate time
 deposits:
 Non-amortizing                      847,000              1.5             6.46%           6.09%            (5,014)

Fixed rate
 borrowings:
 Non-amortizing                       50,000              3.6             5.85%           6.07%            (1,770)
                                  ----------             ----             ----        --------      -------------

                                  $2,029,079              2.6             6.27%           6.04%        $   24,509
                                  ==========             ====             ====        ========      =============

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


16. DERIVATIVE FINANCIAL INSTRUMENTS, CONTINUED


                                                                                                  Estimated
                                  Notional              Average       Weighted-average rate      fair value-
                                                                      ---------------------
                                   Amount               maturity        fixed       variable     gain(loss)
                                   ------               --------        -----       --------     ----------
                               (in thousands)          (in years)                             (in thousands)

DECEMBER 31, 1998

Fixed rate available
 for sale investment
 securities:
 Non-amortizing(a)               $   50,000               9.1           5.26%        5.55%      $   445

Variable rate
 loans:
 Non-amortizing                   1,060,000               1.0           6.10%        5.28%       10,907

Fixed rate
 loans:
 Amortizing(a)                       32,209               8.7           7.17%        5.55%       (3,875)
 Amortizing-forward-
  starting(b)                       390,800               8.6           5.95%        5.64%       (8,380)

Fixed rate time
 deposits:
 Non-amortizing                   1,154,000               2.0           6.59%        5.21%       22,533

Fixed rate
 borrowings:
 Non-amortizing                     125,000               2.1           5.75%        5.28%        1,360
                                  ---------              ----           ----         ----        ------

                                 $2,812,009               2.7           6.26%        5.31%      $22,990
                                  =========              ====           ====         ====        ======

         Under all swap agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate, except for:

(a) Under the terms of these swaps, the Company receives settlement amounts at a variable rate and pays at a fixed rate.

(b) Under the terms of these forward-starting swaps the Company will receive settlement amounts at a variable rate and pay at a fixed rate.

         Forward-starting swaps entered into as of December 31, 1999 will begin to accrue amounts receivable and payable beginning in the years indicated below:


                         Notional amount
                         ---------------
                         (in thousands)
   Year ending December 31:

         2000               $186,044
         2001                186,756
                             -------

                            $372,800
                            =========

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


16. DERIVATIVE FINANCIAL INSTRUMENTS, CONTINUED

        The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive (pay) to terminate such contracts. Since these swaps have been entered into for interest rate risk management purposes, the estimated market appreciation or depreciation should be considered in the context of the entire balance sheet of the Company. The estimated fair value of interest rate swaps entered into for interest rate risk management purposes is not recognized in the consolidated financial statements, except for swaps that modify the repricing characteristics of investment securities classified as available for sale. Changes in the fair value of such swaps and investment securities are included in other comprehensive income, net of applicable income taxes.

         The notional amounts of amortizing swaps may vary over the term of a swap agreement. The notional amount of the Company's amortizing swaps linked to fixed rate loans declines by the amount of scheduled principal payments of the loans. The notional amount of a non-amortizing swap does not change during the term of an agreement. At December 31, 1999 the notional amount of interest rate swaps outstanding mature as follows:

                                       AMORTIZING    NON-AMORTIZING

                                            (in thousands)
Year ending December 31:

                  2000                 $  1,868       1,040,000
                  2001                    8,184         213,000
                  2002                    8,908         159,000
                  2003                   10,693          80,000
                  2004                   11,542          35,000
                  Later years           380,884          80,000
                                        -------       ---------

                                       $422,079       1,607,000
                                        =======       =========


        The net effect of interest rate swaps was to increase net interest income by $26,100,000 in 1999, $16,156,000 in 1998 and $14,089,000 in 1997.
Excluding forward-starting swaps, the average notional amount of interest rate swaps impacting net interest income which were entered into for interest rate risk management purposes were $1,944,813,000 in 1999, $2,521,426,000 in 1998 and $2,691,638,000 in 1997.

        During 1995 and 1994, the Company restructured several interest rate swap agreements with notional amounts of $260 million and $500 million, respectively, from amortizing to non-amortizing. The purpose of the restructurings was to enhance the effectiveness of the swaps in managing the Company's exposure to changing interest rates in future years. Losses resulting from the early termination of the amortizing swaps and equal amounts of purchase discount received on the restructured non-amortizing swaps were recognized as a result of these transactions and included in the carrying amount of loans which the swaps modified. The purchase discount is being accreted to interest income over the remaining term of the restructured

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


16. DERIVATIVE FINANCIAL INSTRUMENTS, CONTINUED

swap. Deferred losses, which became fully amortized in 1999, had been amortized over the terms of the original swaps. The amortization of deferred losses and accretion of purchase discounts were $.3 million and $6.3 million, respectively, in 1999, $9.2 million and $9.1 million, respectively, in 1998 and $11.3 million and $9.6 million, respectively, in 1997. Purchase discounts related to a restructured swap remaining at December 31, 1999 were $403,000, all of which will accrete to interest income in 2000.

        Derivative financial instruments used for trading purposes included foreign exchange and other option contracts, foreign exchange forward and spot contracts, interest rate swap contracts and financial futures. The following table includes information about the estimated fair value of derivative financial instruments used for trading purposes:


                                              1999                   1998
                                             ------                 ------
December 31:                                        (in thousands)
 Gross unrealized gains                     $29,088                 54,424
 Gross unrealized losses                     32,303                 49,833

Year ended December 31:

 Average gross unrealized gains             $33,588                 42,174
 Average gross unrealized losses             32,622                 39,083
                                             ======                 ======

        Net losses arising from derivative financial instruments used for trading purposes were $1,699,000 in 1999. Net gains of $2,648,000 and $2,072,000 were realized in 1998 and 1997, respectively.

17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated "fair value" of financial instruments. "Fair value" is generally defined as the price a willing buyer and a willing seller would exchange for a financial instrument in other than a distressed sale situation. Disclosures related to fair value presented herein are as of December 31, 1999 and 1998.

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

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

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

         As more fully described in note 3, the carrying value and estimated fair value of investment securities were as follows:


                                              Carrying      Estimated
                                                Value       Fair Value
                                              --------      ----------
                                                   (in thousands)

               December 31
                 1999                        $1,900,522      1,898,860
                 1998                         2,785,564      2,785,647
                                              =========      =========

         The following table presents the carrying value and calculated estimates of fair value of loans and commitments related to loans originated for sale:


                                            Carrying      Calculated
                                              Value        Estimate
                                              --------      ----------
                                                (in thousands)
December 31, 1999
Commercial loans and leases               $ 3,650,023      3,642,157
Commercial real estate loans                6,509,185      6,473,654
Residential real estate loans               4,128,831      4,051,351
Consumer loans and leases                   3,118,732      3,134,102
                                           ----------     ----------
                                          $17,406,771     17,301,264
                                           ==========     ==========

December 31, 1998
Commercial loans and leases               $ 3,174,778      3,181,096
Commercial real estate loans                5,458,876      5,520,305
Residential real estate loans               4,261,555      4,320,221
Consumer loans and leases                   2,896,321      2,925,269
                                           ----------     ----------

                                          $15,791,530     15,946,891
                                           ==========     ==========

         The allowance for credit losses represented the Company's assessment of the overall level of credit risk inherent in the portfolio and totaled $316,165,000 and $306,347,000 at December 31, 1999 and 1998, respectively.

         As described in note 18, in the normal course of business, various commitments and contingent liabilities are outstanding, such as loan commitments, credit guarantees and letters of credit. The Company's pricing

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Commitments generally have fixed expiration dates and contain termination and other clauses which provide for relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company's loan commitments, credit guarantees and letters of credit are competitive with other financial institutions operating in markets served by the Company. The Company believes that the carrying amounts are reasonable estimates of the fair value of these financial instruments. Such carrying amounts, comprised principally of unamortized fee income, are included in other liabilities and totaled $5,434,000 and $7,630,000 at December 31, 1999 and 1998, respectively.

         SFAS No. 107 requires that the estimated fair value ascribed to noninterest-bearing deposits, savings deposits and NOW accounts be established at carrying value because of the customers' ability to withdraw funds immediately. Additionally, time deposit accounts are required to be revalued based upon prevailing market interest rates for similar maturity instruments.

         The following summarizes the results of these calculations:


                                            Carrying      Calculated
                                              Value        Estimate
                                            --------      ----------
                                                (in thousands)
December 31, 1999
Noninterest-bearing deposits               $2,260,432      2,260,432
Savings deposits and NOW accounts           5,782,152      5,782,152
Time deposits                               7,088,345      7,085,462
Deposits at foreign office                    242,691        242,691
                                            =========     ==========

December 31, 1998
Noninterest-bearing deposits               $2,066,814      2,066,814
Savings deposits and NOW accounts           5,339,985      5,339,985
Time deposits                               7,027,083      7,091,792
Deposits at foreign office                    303,270        303,270
                                            =========     ==========


         The Company believes that deposit accounts have a value greater than that prescribed by SFAS No. 107. The Company feels, however, that the value associated with these deposits is greatly influenced by characteristics of the buyer, such as the ability to reduce the costs of servicing the deposits and the expected deposit attrition which is customary in acquisitions. Accordingly, estimating the fair value of deposits with any degree of certainty is not practical.

         As more fully described in note 16, the Company had entered into interest rate swap agreements for purposes of managing the Company's exposure to changing interest rates. The estimated fair value of interest rate swap

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

agreements represents the amount the Company would have expected to receive or pay to terminate such swaps. The following table includes information about the estimated fair value of interest rate swaps entered into for interest rate risk management purposes:


                                     Gross            Gross            Estimated
                    Notional       Unrealized       Unrealized       Fair Value -
                     Amount          Gains            Losses             Gain
                   ----------      ----------       ----------       ------------
                                              (in thousands)
December 31
1999               $2,029,079          32,415           (7,906)            24,509
1998                2,812,009          35,640          (12,650)            22,990
                   ==========      ==========       ==========       ============


         As described in note 16, the Company also uses certain derivative financial instruments as part of its trading activities. Interest rate contracts entered into for trading purposes had notional values and estimated fair value losses of $799 million and $515,000, respectively, at December 31, 1999 and notional values and estimated fair value gains of $436 million and $723,000, respectively, at December 31, 1998. The Company also entered into foreign exchange and other option and futures contracts totaling approximately $573 million and $2.0 billion at December 31, 1999 and 1998, respectively. Such contracts were valued at losses of $2,700,000 and at gains of $3,868,000 at December 31, 1999 and 1998, respectively. All trading account assets and liabilities are recorded in the consolidated balance sheet at estimated fair value. The fair values of all trading account assets and liabilities were $641 million and $633 million, respectively, at December 31, 1999 and $173 million and $51 million, respectively, at December 31, 1998. Included in trading account assets at December 31, 1999 were mortgage-backed securities which M&T held as collateral securing certain agreements to resell securities. The obligations to return such collateral were recorded as noninterest-bearing trading account liabilities and were included in accrued interest and other liabilities in the Company's consolidated balance sheet. The fair value of such collateral (and the related obligation to return collateral) was $600 million at December 31, 1999. There was no similar collateral held at December 31, 1998.

         Due to the near maturity of other money-market assets and short-term borrowings, the Company estimates that the carrying value of such instruments approximates estimated fair value. The carrying value and estimated fair value of long-term borrowings were $1,775,133,000 and $1,753,612,000, respectively, at December 31, 1999 and $1,567,543,000 and $1,613,040,000,
respectively, at December 31, 1998.

         The Company does not believe that the estimated fair value information presented herein is representative of the earnings power or value of the Company. The preceding analysis, which is inherently limited in depicting fair value, also does not consider any value associated with existing

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

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

18. COMMITMENTS AND CONTINGENCIES

In the normal course of business, various commitments and contingent liabilities are outstanding, such as commitments to extend credit guarantees and "standby" letters of credit (approximately $522,356,000 and $410,357,000 at December 31, 1999 and 1998, respectively) which are not reflected in the consolidated financial statements. No material losses are expected as a result of these transactions. Additionally, the Company had outstanding commitments to originate loans of approximately $4.1 billion and $3.5 billion at December 31, 1999 and 1998, respectively. Since many loan commitments, credit guarantees and "standby" letters of credit expire without being funded in whole or part, the contract amounts are not necessarily indicative of future cash flows. Commitments to sell one-to-four family residential mortgage loans totaled $376,874,000 at December 31, 1999 and $695,444,000 at December 31, 1998.

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

19. SEGMENT INFORMATION

In accordance with the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," reportable segments have been determined based upon the Company's internal profitability reporting system, which is organized by strategic business units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


19. SEGMENT INFORMATION, CONTINUED

segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking.

         The financial information of the Company's segments has been compiled utilizing the accounting policies described in note 1 with certain exceptions. The more significant of these exceptions are described herein. The Company allocates interest income or interest expense using a methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities) with income based on the maturity, prepayment and/or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the "All Other" category. A provision for credit losses is allocated to segments in an amount based largely on actual net charge-offs incurred by the segment during the period plus or minus an amount necessary to adjust the segment's allowance for credit losses due to changes in loan balances. In contrast, the level of the consolidated provision for credit losses is determined using the methodologies described in note 1 to assess the overall adequacy of the allowance for credit losses. Indirect fixed and variable expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expenses and bankwide expense accruals (including amortization of goodwill and core deposit intangible) are generally not allocated to segments. Income taxes are allocated to segments based on the Company's marginal statutory tax rate adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).

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

         The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, largely within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


19. SEGMENT INFORMATION, CONTINUED

certificates of deposit and interest rate swaps related thereto; and offshore branch deposits. This segment also provides services to commercial customers and consumers which include foreign exchange, securities trading and municipal bond underwriting and sales. The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to banking subsidiaries of M&T. Residential mortgage loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of consumer and small business services through several delivery channels which include traditional and "in-store" banking offices, automated teller machines, telephone banking and personal computer banking. The "All Other" category includes other operating activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, the difference between the provision for credit losses and the calculated provision allocated to the reportable segments, goodwill and core deposit intangible resulting from acquisitions of financial institutions, the net impact of the Company's internal funds transfer pricing methodology, eliminations of transactions between reportable segments, certain nonrecurring transactions, the residual effects of unallocated support systems and general and administrative expenses, and the impact of interest rate risk management strategies. The amount of intersegment activity eliminated in arriving at consolidated totals was included in the "All Other" category as follows:


                                      Year ended December 31
                                   1999        1998        1997
                                  ------      ------      ------
                                            (in thousands)

Revenues                         $(41,829)    (52,137)    (31,023)

Expenses                          (29,353)    (19,916)    (14,302)

Income taxes (benefit)             (5,076)    (13,111)     (6,804)

Net income (loss)                  (7,400)    (19,110)     (9,917)

         The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

19. SEGMENT INFORMATION, CONTINUED


                                                 Commercial            Commercial             Discretionary
IN THOUSANDS, EXCEPT ASSET DATA                    Banking             Real Estate              Portfolio
-------------------------------------------    ----------------      ----------------        ----------------
For the year ended
December 31, 1999

Net interest income (a)                      $         157,818               121,675                  47,530

Noninterest income                                      30,177                 4,351                  22,766
-------------------------------------------    ----------------      ----------------        ----------------
                                                       187,995               126,026                  70,296

Provision for credit losses                             11,316                 (143)                   3,833

Amortization of goodwill
 and core deposit intangible                                 -                     -                       -

Depreciation and other
  amortization                                             442                   333                     153

Other noninterest expense (b)                           44,145                14,402                  17,183
-------------------------------------------    ----------------      ----------------        ----------------

Income (loss) before taxes                             132,092               111,434                  49,127

Income tax expense (benefit)                            54,457                47,190                  10,898
-------------------------------------------    ----------------      ----------------        ----------------

Net income (loss)                            $          77,635                64,244                  38,229
-------------------------------------------    ================      ================        ================

Average total assets (in millions)           $           4,277                 4,118                   6,827
-------------------------------------------    ================      ================        ================

Capital expenditures (in millions)           $               -                     -                       -
                                               ================      ================        ================


For the year ended
December 31, 1998

Net interest income (a)                      $         140,033               108,863                  40,611

Noninterest income (b)                                  20,215                 4,624                  20,726

-------------------------------------------    ----------------      ----------------        ----------------
                                                       160,248               113,487                  61,337

Provision for credit losses                              2,964                 1,243                   2,330

Amortization of goodwill
 and core deposit intangible                                 -                     -                       -

Depreciation and other
  amortization                                             467                   352                      97

Other noninterest expense (b)                           42,100                12,336                  17,477
-------------------------------------------    ----------------      ----------------        ----------------

Income (loss) before taxes                             114,717                99,556                  41,433

Income tax expense (benefit) (b)                        47,276                42,240                   9,749
-------------------------------------------    ----------------      ----------------        ----------------

Net income (loss)                            $          67,441                57,316                  31,684
-------------------------------------------    ================      ================        ================

Average total assets (in millions)           $           3,653                 3,527                   6,025
-------------------------------------------    ================      ================        ================

Capital expenditures (in millions)           $               -                     -                       -
                                               ================      ================        ================




                                               Residential
                                                 Mortgage             Retail                  All
IN THOUSANDS, EXCEPT ASSET DATA                  Banking              Banking                Other                Total
-------------------------------------------  -----------------    ----------------     ------------------  --------------------
For the year ended
December 31, 1999

Net interest income (a)                                26,854             375,803                 29,717               759,397

Noninterest income                                    104,164              86,493                 34,424               282,375
-------------------------------------------  -----------------    ----------------     ------------------  --------------------
                                                      131,018             462,296                 64,141             1,041,772

Provision for credit losses                                22              25,480                  3,992                44,500

Amortization of goodwill
 and core deposit intangible                              810                   -                 48,905                49,715

Depreciation and other
  amortization                                         20,587              12,462                 13,284                47,261

Other noninterest expense (b)                          78,836             235,767                 91,649               481,982
-------------------------------------------  -----------------    ----------------     ------------------  --------------------

Income (loss) before taxes                             30,763             188,587               (93,689)               418,314

Income tax expense (benefit)                            9,984              77,046               (46,887)               152,688
-------------------------------------------  -----------------    ----------------     ------------------  --------------------

Net income (loss)                                      20,779             111,541               (46,802)               265,626
-------------------------------------------  =================    ================     ==================  ====================

Average total assets (in millions)                        635               4,244                    956                21,057
-------------------------------------------  =================    ================     ==================  ====================

Capital expenditures (in millions)                          -                  12                     11                    23
                                             =================    ================     ==================  ====================


For the year ended
December 31, 1998

Net interest income (a)                                23,797             339,510                 19,133               671,947

Noninterest income (b)                                111,283              79,391                 26,700               262,939

-------------------------------------------  -----------------    ----------------     ------------------  --------------------
                                                      135,080             418,901                 45,833               934,886

Provision for credit losses                               (3)              19,557                 17,109                43,200

Amortization of goodwill
 and core deposit intangible                              810                   -                 33,677                34,487

Depreciation and other
  amortization                                         21,400              11,007                 11,759                45,082

Other noninterest expense (b)                          84,237             219,050                111,354               486,554
-------------------------------------------  -----------------    ----------------     ------------------  --------------------

Income (loss) before taxes                             28,636             169,287              (128,066)               325,563

Income tax expense (benefit) (b)                        9,089              69,142               (59,907)               117,589
-------------------------------------------  -----------------    ----------------     ------------------  --------------------

Net income (loss)                                      19,547             100,145               (68,159)               207,974
-------------------------------------------  =================    ================     ==================  ====================

Average total assets (in millions)                        581               3,781                    742                18,309
-------------------------------------------  =================    ================     ==================  ====================

Capital expenditures (in millions)                          1                   7                      9                    17
                                             =================    ================     ==================  ====================

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

19. SEGMENT INFORMATION, CONTINUED



                                                                   Commercial            Commercial                Discretionary
IN THOUSANDS, EXCEPT ASSET DATA                                      Banking             Real Estate              Portfolio
------------------------------------------------------------     ----------------      ----------------        ----------------
For the year ended
December 31, 1997

Net interest income (a)                                        $         113,193               101,413                  43,898

Noninterest income                                                        15,664                 3,430                   3,824

------------------------------------------------------------     ----------------      ----------------        ----------------
                                                                         128,857               104,843                  47,722

Provision for credit losses                                                  549                   116                   2,939

Amortization of goodwill
 and core deposit intangible                                                   -                     -                       -

Depreciation and other
  amortization                                                               410                   407                     107

Other noninterest expense                                                 35,443                12,158                  15,355
------------------------------------------------------------     ----------------      ----------------        ----------------

Income (loss) before taxes                                                92,455                92,162                  29,321

Income tax expense (benefit)                                              38,194                39,204                  10,856
------------------------------------------------------------     ----------------      ----------------        ----------------

Net income (loss)                                              $          54,261                52,958                  18,465
------------------------------------------------------------     ================      ================        ================

Average total assets (in millions)                             $           2,777                 3,151                   3,883
------------------------------------------------------------     ================      ================        ================

Capital expenditures (in millions)                             $               -                     -                       -
                                                                 ================      ================        ================
------------------------------------------------------------------------------------------------------------------------------------


                                            Residential
                                             Mortgage              Retail                  All
IN THOUSANDS, EXCEPT ASSET DATA               Banking              Banking                Other                 Total
----------------------------------------- ----------------     ----------------      ----------------      -----------------
For the year ended
December 31, 1997

Net interest income (a)                            17,847              279,928                 3,127                559,406

Noninterest income                                 76,837               64,778                25,996                190,529

----------------------------------------- ----------------     ----------------      ----------------      -----------------
                                                   94,684              344,706                29,123                749,935

Provision for credit losses                          (19)               35,866                 6,549                 46,000

Amortization of goodwill
 and core deposit intangible                          810                    -                 6,481                  7,291

Depreciation and other
  amortization                                     16,357                7,231                10,599                 35,111

Other noninterest expense                          62,069              190,002                64,347                379,374
----------------------------------------- ----------------     ----------------      ----------------      -----------------

Income (loss) before taxes                         15,467              111,607              (58,853)                282,159

Income tax expense (benefit)                        4,453               45,876              (32,665)                105,918
----------------------------------------- ----------------     ----------------      ----------------      -----------------

Net income (loss)                                  11,014               65,731              (26,188)                176,241
----------------------------------------- ================     ================      ================      =================

Average total assets (in millions)                    360                3,066                    72                 13,309
----------------------------------------- ================     ================      ================      =================

Capital expenditures (in millions)                      1                    5                     7                     13
                                          ================     ================      ================      =================
----------------------------------------------------------------------------------------------------------------------------


(a) Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company's internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $7,710,000 in 1999, $7,186,000 in 1998 and $5,840,000 in 1997 and is eliminated in "All
     Other" net interest income and income tax expense (benefit).

(b) Including the impact in the "All Other" category of the nonrecurring merger-related expenses described in note 2 and, in 1998, the contribution of appreciated investment securities described in note 14.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


20. REGULATORY MATTERS

Payment of dividends by M&T's banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 1999, approximately $485,176,000 was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval.

         Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

         The banking subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 1999 and 1998, cash and due from banks included a daily average of $180,666,000 and $158,696,000, respectively, for such purpose.

         Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under the capital adequacy guidelines, the so-called "Tier 1 capital" and "Total capital" as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum "leverage" ratio of "Tier 1 capital" to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 1999, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements.

         As of December 31, 1999 and 1998, the most recent notifications from federal regulators categorized each of M&T's banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively. Management is unaware of any conditions or events since the latest notifications from federal regulators that have changed the capital adequacy category of M&T's banking subsidiaries.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

20. REGULATORY MATTERS, CONTINUED

               The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 1999 and 1998 are presented below:


                                   M&T          M&T         M&T
                             (Consolidated)     Bank      Bank, N.A.
                             --------------    -----      ----------

                                       (dollars in thousands)
December 31, 1999:
Tier 1 Capital
--------------
  Amount                    $1,489,676     1,436,204      50,334
  Ratio(a)                        8.27%         8.19%      10.74%
  Minimum required amount(b)   720,343       701,351      18,740

Total Capital
-------------
  Amount                     1,845,907     1,786,515      55,089
  Ratio(a)                       10.25%        10.19%      11.76%
  Minimum required amount(b) 1,440,686     1,402,702      37,479

Leverage
--------
  Amount                     1,489,676     1,436,204      50,334
  Ratio(c)                        6.92%         6.92%       6.18%
  Minimum required amount(b)   645,631       622,845      24,419


December 31, 1998:
Tier 1 Capital
--------------
  Amount                    $1,372,333     1,292,611      46,089
  Ratio(a)                        8.40%         8.07%      14.54%
  Minimum required amount(b)   653,408       640,897      12,680

Total Capital
-------------
  Amount                     1,725,020     1,639,940      51,499
  Ratio(a)                       10.56%        10.24%      16.25%
  Minimum required amount(b) 1,306,816     1,281,795      25,360

Leverage
--------
  Amount                     1,372,333     1,292,611      46,089
  Ratio(c)                        7.02%         6.80%       7.81%
  Minimum required amount(b)   586,468       570,226      17,704

(a) The ratio of capital to risk-weighted assets, as defined by regulation.
(b) Minimum amount of capital to be considered adequately capitalized, as defined by regulation.
(c) The ratio of capital to average assets, as defined by regulation.

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

21.  PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                                               December 31

In thousands                                                                                           1999                1998
ASSETS
-----------------------------------------------------------------------------------------------------------------------------------
Cash
     In subsidiary bank                                                                    $            728                   4,583
     Other                                                                                               20                      20
-----------------------------------------------------------------------------------------------------------------------------------
         Total cash                                                                                     748                   4,603
Due from subsidiaries
     Money-market assets                                                                              1,387                   4,335
     Current income tax receivable                                                                    2,451                   4,757
===================================================================================================================================
         Total due from subsidiaries                                                                  3,838                   9,092
Investments in subsidiaries
     Banks and bank holding company                                                               2,062,694               1,830,222
     Other                                                                                            7,734                   7,734
Other assets                                                                                         15,215                  14,817
-----------------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                      $      2,090,229               1,866,468
===================================================================================================================================
LIABILITIES
-----------------------------------------------------------------------------------------------------------------------------------
Accrued expenses and other liabilities                                                     $          6,450                   6,369
Short-term borrowings                                                                                29,000                       -
Long-term borrowings                                                                                257,733                 257,733
===================================================================================================================================
         Total liabilities                                                                          293,183                 264,102
-----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                                                              1,797,046               1,602,366
-----------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                        $      2,090,229               1,866,468
===================================================================================================================================




CONDENSED STATEMENT OF INCOME


                                                                                            Year ended December 31

In thousands, except per share                                             1999                        1998                    1997
INCOME
Dividends from bank and bank holding
     company subsidiaries                                       $        76,000                     121,500                     192
Other income                                                              2,618                      20,222                   8,558
-----------------------------------------------------------------------------------------------------------------------------------
     Total income                                                        78,618                     141,722                   8,750
===================================================================================================================================
EXPENSE
Interest on short-term borrowings                                           103                           -                       -
Interest on long-term borrowings                                         21,516                      21,516                  16,762
Other expense                                                             2,635                      27,168                   2,710
-----------------------------------------------------------------------------------------------------------------------------------
     Total expense                                                       24,254                      48,684                  19,472
===================================================================================================================================
Income (loss) before income taxes and equity in
     undistributed income of subsidiaries                                54,364                      93,038                (10,722)
Income tax credits                                                        8,621                      17,541                  4,496
Income (loss) before equity in undistributed
     income of subsidiaries                                              62,985                     110,579                 (6,226)
-----------------------------------------------------------------------------------------------------------------------------------
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES
Net income of subsidiaries                                              278,641                     218,895                 182,659
Less:  dividends received                                               (76,000)                   (121,500)                   (192)
-----------------------------------------------------------------------------------------------------------------------------------
Equity in undistributed income of subsidiaries                          202,641                      97,395                 182,467
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $       265,626                     207,974                 176,241
===================================================================================================================================
Net income per common share
     Basic                                                      $         34.05                       27.30                   26.60
     Diluted                                                              32.83                       26.16                   25.26

                      M&T BANK CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

21.  PARENT COMPANY FINANCIAL STATEMENTS, CONTINUED

CONDENSED STATEMENT OF CASH FLOWS

                                                                                              Year ended December 31

In Thousands                                                                     1999             1998                   1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                               $        265,626           207,974           176,241
Adjustments to reconcile net income to net cash
     provided by operating activities
         Equity in undistributed income of subsidiaries                          (202,641)          (97,395)         (182,467)
         Dividend-in-kind from subsidiary                                               -                 -               (83)
         Provision for deferred income taxes                                         (209)              793               810
         Net change in accrued income and expense                                    (467)            3,558              (327)
         Transfer of noncash assets to charitable foundation                            -             9,272                 -
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by operating activities                          62,309           124,202            (5,826)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------------
Investment in subsidiary                                                                -           (60,000)          (19,734)
Other , net                                                                           (34)             (808)             (767)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                                        (34)          (60,808)          (20,501)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------------
Proceeds from issuance of junior subordinated debt
     to subsidiaries                                                                    -                 -           257,733
Net increase in short-term borrowings                                              29,000                 -                 -
Purchases of treasury stock                                                       (79,784)         (231,779)          (67,771)
Dividends paid - common                                                           (35,128)          (28,977)          (21,207)
Other, net                                                                         16,834            33,029            12,334
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by financing activities                         (69,078)         (227,727)          181,089
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     $         (6,803)         (164,333)          154,762
Cash and cash equivalents at beginning of year                                      8,938           173,271            18,509
Cash and cash equivalents at end of year                                 $          2,135             8,938           173,271
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
------------------------------------------------------------------------------------------------------------------------------------
Interest received during the year                                        $            459             2,496             4,743
Interest paid during the year                                                      21,266            21,516            10,550
Income taxes received during the year                                              16,965            40,208             2,027

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. The terms in office of Roy M. Goodman and Russell A. King as directors of the Registrant will end on April 18, 2000, and they will not be nominees for reelection to the Board of Directors at the 2000 Annual Meeting of Stockholders.

               The identification of the Registrant's directors is incorporated by reference to the caption "NOMINEES FOR DIRECTOR" contained in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 10, 2000. The identification of the Registrant's executive officers is presented under the caption "Executive Officers of the Registrant" contained in Part I of this Annual Report on Form 10-K.

               Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant's directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant's common stock, is incorporated by reference to the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or about March 10, 2000.

Item 11. EXECUTIVE COMPENSATION. Incorporated by reference to the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 10, 2000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Incorporated by reference to the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 10, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Incorporated by reference to the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 10, 2000.

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

   (b)            Reports on Form 8-K.

                  On December 28, 1999, the Registrant filed a Current Report on Form 8-K dated December 21, 1999, reporting on its December 21, 1999 public announcement that M&T Bank had entered into an agreement to acquire Matthews, Bartlett, Dedecker, Inc., a property and casualty insurance agency based in Buffalo, New York.

                  On November 24, 1999, the Registrant filed a Current Report on Form 8-K dated November 24, 1999, reporting on its announcement on that date that its Board of Directors had authorized the Registrant to repurchase up to 190,465 shares of its common stock and that a previously reported repurchase program authorized in February 1999 had been completed on November 22, 1999.

   (c)            Exhibits required by Item 601 of Regulation S-K.

                  The exhibits listed on the Exhibit Index on pages 121 through 124 of this Annual Report on Form 10-K have been previously filed, are filed herewith or are incorporated herein by reference to other filings.

   (d)            Additional financial statement schedules.

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2000.

                                    M&T BANK CORPORATION

                                    By: /s/ Robert G. Wilmers
                                        -------------------------------------
                                    Robert G. Wilmers
                                    President and
                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                          Title                           Date
---------                                          -----                           -----
Principal Executive
Officer:

/s/ Robert G. Wilmers                              President and
-------------------------------------              Chief Executive Officer      February 24, 2000
Robert G. Wilmers                                                              -----------------





Principal Financial
Officer:

/s/ Michael P. Pinto                               Executive Vice President
-------------------------------------              and Chief Financial Officer  February 24, 2000
Michael P. Pinto                                                                -----------------






Principal Accounting
Officer:

/s/ Michael R. Spychala                               Senior Vice President
-------------------------------------                 and Controller            February 24, 2000
Michael R. Spychala                                                             ------------------

A majority of the board of directors:




-------------------------------------            ----------------------
William F. Allyn


/s/ Brent D. Baird                                  February 24, 2000
-------------------------------------            ----------------------
Brent D. Baird


/s/ John H. Benisch                                 February 24, 2000
-------------------------------------            ----------------------
John H. Benisch


/s/ Robert J. Bennett                               February 24, 2000
-------------------------------------            ----------------------
Robert J. Bennett


/s/ C. Angela Bontempo                              February 24, 2000
-------------------------------------            ----------------------
C. Angela Bontempo


-------------------------------------            ----------------------
Robert T. Brady


/s/ Patrick J. Callan                               February 24, 2000
-------------------------------------            ----------------------
Patrick J. Callan


/s/ R. Carlos Carballada                            February 24, 2000
-------------------------------------            ----------------------
R. Carlos Carballada


/s/ Michael J. Falcone                              February 24, 2000
-------------------------------------            ----------------------
Michael J. Falcone


-------------------------------------            ----------------------
Richard E. Garman


/s/ James V. Glynn                                  February 24, 2000
-------------------------------------            ----------------------
James V. Glynn


-------------------------------------            ----------------------
Roy M. Goodman


/s/ Patrick W.E. Hodgson                            February 24, 2000
-------------------------------------            ----------------------
Patrick W.E. Hodgson


/s/ Samuel T. Hubbard, Jr.                          February 24, 2000
-------------------------------------            ----------------------
Samuel T. Hubbard, Jr.


/s/ Russell A. King                                 February 24, 2000
-------------------------------------            ----------------------
Russell A. King


/s/ Reginald B. Newman, II                          February 24, 2000
-------------------------------------            ----------------------
Reginald B. Newman, II

/s/ Peter J. O'Donnell, Jr.                        February 24, 2000
-------------------------------------            ----------------------
Peter J. O'Donnell, Jr.


/s/ Jorge G. Pereira                               February 24, 2000
-------------------------------------            ----------------------
Jorge G. Pereira


/s/ Robert E. Sadler, Jr.                          February 24, 2000
-------------------------------------            ----------------------
Robert E. Sadler, Jr.


/s/ John L. Vensel                                 February 24, 2000
-------------------------------------            ----------------------
John L. Vensel


/s/ Herbert L. Washington                          February 24, 2000
-------------------------------------            ----------------------
Herbert L. Washington


-------------------------------------            ----------------------
John L. Wehle, Jr.

/s/ Christine B. Whitman                           February 24, 2000
-------------------------------------            ----------------------
Christine B. Whitman


/s/ Robert G. Wilmers                              February 24, 2000
-------------------------------------            ----------------------
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

         3.2 Bylaws of M&T Bank Corporation as last amended on February 16, 1999. Incorporated by reference to Exhibit No. 3.2 to the Form 10-K for the year ended December 31, 1998 (File No. 1- 9861).

         4.1 Instruments defining the rights of security holders, including indentures. Incorporated by reference to Exhibit Nos. 3.1, 3.2, 10.1 and 10.2 hereof.

         4.2 Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated January 31, 1997 (File No. 1-9861).

         4.3 Amendment to Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Filed herewith.

         4.4 Junior Subordinated Indenture dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated January 31, 1997 (File No. 1-9861).

         4.5 Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Filed herewith.

         4.6 Guarantee Agreement dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to Form 8-K dated January 31, 1997 (File No. 1-9861).

         4.7 Amendment to Guarantee Agreement dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Filed herewith.

         4.8 Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated June 6, 1997 (File No. 1-9861).

         4.9 Amendment to Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Filed herewith.

         4.10 Junior Subordinated Indenture dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated June 6, 1997 (File No. 1-9861).

         4.11 Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Filed herewith.

         4.12 Guarantee Agreement dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to Form 8-K dated June 6, 1997 (File No. 1-9861).

         4.13 Amendment to Guarantee Agreement dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Filed herewith.

         4.14 Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Filed herewith.

         4.15 Amendment to Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Filed herewith.

         4.16 Indenture dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Filed herewith.

         4.17 Supplemental Indenture dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Filed herewith.

         4.18 Common Securities Guarantee Agreement dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Filed herewith.

         4.19 Amendment to Common Securities Guarantee Agreement as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Filed herewith.

         4.20 Series A Capital Securities Guarantee Agreement dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Filed herewith.

         4.21 Amendment to Series A Capital Securities Guarantee Agreement dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Filed herewith.

         10.1 Credit Agreement, dated as of November 19, 1999, between M&T Bank Corporation and CitiBank, N.A. Filed herewith.

         10.2 M&T Bank Corporation 1983 Stock Option Plan as last amended on April 20, 1999. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 1999 (File No. 1-
                  9861).

         10.3 M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1 - 9861).

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

         10.7 M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.7 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-
                  9861).

         10.8 M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit No. 10.8 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).

         10.9 M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.9 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-
                  9861).

         10.10 M&T Bank Corporation Directors' Stock Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.11 to Form 10-K for the year ended December 31, 1998 (File No. 1-
                  9861).

         10.11 Restated 1987 Stock Option and Appreciation Rights Plan of ONBANCorp, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-
                  9861).

         10.12 1992 ONBANCorp Directors' Stock Option Plan. Incorporated by reference to Exhibit 10.12 of the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).

         10.13 Amended Franklin First Financial Corp. 1988 Stock Incentive Plan. Incorporated by reference to Exhibit 10.13 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).

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

         11.1 Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 12 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."

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

         27.1 Article 9 Financial Data Schedule for the year ended December 31, 1999. Filed herewith.