Form 10-Q
period 2000-03-31
M&T BANK CORP
filed 2000-05-01
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9861

M&T BANK CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0968385 (I.R.S. Employer Identification No.)

One M & T Plaza Buffalo, New York (Address of principal executive offices)	14203 (Zip Code)

(716) 842-5445
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

      Number of shares of the registrant’s Common Stock, $5 par value, outstanding as of the close of business on April 21, 2000: 7,683,465 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		March 31,	December 31,
Dollars in thousands, except per share		2000	1999

Assets	Cash and due from banks	$476,969	592,755

	Money-market assets

	Interest-bearing deposits at banks	1,359	1,092

	Federal funds sold and agreements to resell securities	591,181	643,555

	Trading account	646,417	641,114

	Total money-market assets	1,238,957	1,285,761

	Investment securities

	Available for sale (cost: $1,893,775 at March 31, 2000;

	$1,724,713 at December 31, 1999)	1,853,362	1,680,760

	Held to maturity (market value: $98,494 at March 31, 2000;

	$92,909 at December 31, 1999)	100,424	94,571

	Other (market value: $125,163 at March 31, 2000;

	$125,191 at December 31, 1999)	125,163	125,191

	Total investment securities	2,078,949	1,900,522

	Loans and leases	17,860,069	17,572,861

	Unearned discount	(157,406)	(166,090)

	Allowance for credit losses	(318,595)	(316,165)

	Loans and leases, net	17,384,068	17,090,606

	Premises and equipment	169,194	173,815

	Goodwill and core deposit intangible	638,245	648,040

	Accrued interest and other assets	775,172	717,616

	Total assets	$22,761,554	22,409,115

Liabilities	Noninterest-bearing deposits	$2,140,782	2,260,432

	NOW accounts	563,833	583,471

	Savings deposits	5,173,993	5,198,681

	Time deposits	7,084,930	7,088,345

	Deposits at foreign office	187,900	242,691

	Total deposits	15,151,438	15,373,620

	Federal funds purchased and agreements

	to repurchase securities	2,408,364	1,788,858

	Other short-term borrowings	660,183	765,301

	Accrued interest and other liabilities	934,857	909,157

	Long-term borrowings	1,774,456	1,775,133

	Total liabilities	20,929,298	20,612,069

Stockholders’ equity	Preferred stock, $1 par, 1,000,000 shares authorized,

	none outstanding	—	—

	Common stock, $5 par, 15,000,000 shares authorized,

	8,101,539 shares issued	40,508	40,508

	Common stock issuable, 8,808 shares at March 31, 2000;

	8,397 shares at December 31, 1999	4,070	3,937

	Additional paid-in capital	446,918	458,729

	Retained earnings	1,560,158	1,501,530

	Accumulated other comprehensive income, net	(23,928)	(26,047)

	Treasury stock - common, at cost - 420,254 shares at

	March 31, 2000; 377,738 shares at December 31, 1999	(195,470)	(181,611)

	Total stockholders' equity	1,832,256	1,797,046

	Total liabilities and stockholders' equity	$22,761,554	22,409,115

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended March 31
In thousands, except per share		2000	1999

Interest income	Loans and leases, including fees	$358,802	314,973

	Money-market assets

	Deposits at banks	10	7

	Federal funds sold and agreements to resell securities	9,588	3,823

	Trading account	111	1,245

	Investment securities

	Fully taxable	27,801	34,374

	Exempt from federal taxes	2,546	2,123

	Total interest income	398,858	356,545

Interest expense	NOW accounts	1,308	1,280

	Savings deposits	31,723	28,810

	Time deposits	98,248	90,892

	Deposits at foreign office	3,046	3,429

	Short-term borrowings	39,759	25,735

	Long-term borrowings	29,647	25,092

	Total interest expense	203,731	175,238

	Net interest income	195,127	181,307

	Provision for credit losses	9,000	8,500

	Net interest income after provision for credit losses	186,127	172,807

Other income	Mortgage banking revenues	14,559	21,474

	Service charges on deposit accounts	20,460	15,868

	Trust income	9,980	10,326

	Brokerage services income	9,408	6,176

	Trading account and foreign exchange gains	294	1,169

	Gain on sales of bank investment securities	—	220

	Other revenues from operations	17,297	17,483

	Total other income	71,998	72,716

Other expense	Salaries and employee benefits	76,701	68,437

	Equipment and net occupancy	18,119	18,024

	Printing, postage and supplies	4,494	4,110

	Amortization of goodwill and core deposit intangible	14,407	10,852

	Other costs of operations	36,876	38,043

	Total other expense	150,597	139,466

	Income before taxes	107,528	106,057

	Income taxes	39,293	39,151

	Net income	$68,235	66,906

	Net income per common share

	Basic	$8.85	8.65

	Diluted	8.61	8.34

	Cash dividends per common share	1.25	1.00

	Average common shares outstanding

	Basic	7,711	7,731

	Diluted	7,922	8,023

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Three months ended March 31

In thousands		2000	1999

Cash flows from	Net income	$68,235	66,906

operating activities	Adjustments to reconcile net income to net cash provided by operating activities

	Provision for credit losses	9,000	8,500

	Depreciation and amortization of premises and equipment	6,893	7,028

	Amortization of capitalized servicing rights	4,929	4,923

	Amortization of goodwill and core deposit intangible	14,407	10,852

	Provision for deferred income taxes	(1,830)	(721)

	Asset write-downs	543	519

	Net gain on sales of assets	(172)	(123)

	Net change in accrued interest receivable, payable	(12,542)	(4,079)

	Net change in other accrued income and expense	28,211	(75,041)

	Net change in loans held for sale	58,562	121,134

	Net change in trading account assets and liabilities	(5,928)	40,175

	Net cash provided by operating activities	170,308	180,073

Cash flows from	Proceeds from sales of investment securities

investing activities	Available for sale	—	24,789

	Other	20,026	1,250

	Proceeds from maturities of investment securities

	Available for sale	72,059	725,457

	Held to maturity	5,375	7,360

	Purchases of investment securities

	Available for sale	(240,647)	(62,819)

	Held to maturity	(11,300)	(4,990)

	Other	(19,998)	—

	Net (increase) decrease in interest-bearing deposits at banks	(267)	39

	Additions to capitalized servicing rights	(8,286)	(4,707)

	Net increase in loans and leases	(362,946)	(151,217)

	Capital expenditures, net	(2,018)	(3,383)

	Acquisitions, net of cash acquired	(4,303)	—

	Purchases of bank owned life insurance	(35,000)	—

	Other, net	905	(2,829)

	Net cash provided (used) by investing activities	(586,400)	528,950

Cash flows from	Net decrease in deposits	(222,025)	(260,947)

financing activities	Net increase (decrease) in short-term borrowings	514,387	(510,397)

	Proceeds from long-term borrowings	—	153,152

	Payments on long-term borrowings	(621)	(3,737)

	Purchases of treasury stock	(32,364)	(789)

	Dividends paid — common	(9,596)	(7,725)

	Other, net	(1,849)	4,821

	Net cash provided (used) by financing activities	247,932	(625,622)

	Net increase (decrease) in cash and cash equivalents	$(168,160)	83,401

	Cash and cash equivalents at beginning of period	1,236,310	722,858

	Cash and cash equivalents at end of period	$1,068,150	806,259

Supplemental	Interest received during the period	$382,872	354,885

disclosure of cash	Interest paid during the period	199,942	177,236

flow information	Income taxes paid during the period	216	101,663

Supplemental schedule of

noncash investing and	Real estate acquired in settlement of loans	$3,289	2,647

financing activities

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income, net	stock	Total

1999

Balance — January 1, 1999	$—	40,508	3,752	480,014	1,271,071	2,869	(195,848)	$1,602,366

Comprehensive income:

Net income	—	—	—	—	66,906	—	—	66,906

Other comprehensive income, net of tax:

Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(2,249)	—	(2,249)

								64,657

Purchases of treasury stock	—	—	—	—	—	—	(789)	(789)

Stock-based compensation plans:

Exercise of stock options	—	—	—	(9,757)	—	—	17,886	8,129

Directors’ stock plan	—	—	—	4	—	—	61	65

Deferred bonus plan, net, including dividend equivalents	—	—	298	(11)	(8)	—	264	543

Common stock cash dividends -

$1.00 per share	—	—	—	—	(7,725)	—	—	(7,725)

Balance — March 31,1999	$—	40,508	4,050	470,250	1,330,244	620	(178,426)	$1,667,246

2000

Balance — January 1, 2000	$—	40,508	3,937	458,729	1,501,530	(26,047)	(181,611)	$1,797,046

Comprehensive income:

Net income	—	—	—	—	68,235	—	—	68,235

Other comprehensive income, net of tax:

Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—	—	2,119	—	2,119

								70,354

Purchases of treasury stock	—	—	—	—	—	—	(32,364)	(32,364)

Stock-based compensation plans:

Exercise of stock options	—	—	—	(11,800)	—	—	18,186	6,386

Directors’ stock plan	—	—	—	(11)	—	—	76	65

Deferred bonus plan, net, including dividend equivalents	—	—	133	—	(11)	—	243	365

Common stock cash dividends -

$1.25 per share	—	—	—	—	(9,596)	—	—	(9,596)

Balance — March 31, 2000	$—	40,508	4,070	446,918	1,560,158	(23,928)	(195,470)	$1,832,256

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Three months ended March 31
In thousands	2000	1999

Beginning balance	$316,165	306,347

Provision for credit losses	9,000	8,500

Net charge-offs

Charge-offs	(10,162)	(12,956)

Recoveries	3,592	4,848

Total net charge-offs	(6,570)	(8,108)

Ending balance	$318,595	306,739

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

      The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Financial Statements included in the Company’s 1999 Annual Report, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature. Certain reclassifications have been made to the 1999 financial statements to conform with the current year presentation.

2. Earnings per share

      The computations of basic earnings per share follow:

	Three months ended
	March 31

	2000	1999

	(in thousands, except per share)
Income available to common stockholders:

Net income	$68,235	66,906

Weighted-average shares outstanding (including common stock issuable)	7,711	7,731

Basic earnings per share	$8.85	8.65

      The computations of diluted earnings per share follow:

	Three months ended
	March 31

	2000	1999

	(in thousands, except per share)
Income available to common stockholders	$68,235	66,906

Weighted-average shares outstanding	7,711	7,731

Plus: incremental shares from assumed conversion of stock options	211	292

Adjusted weighted-average shares outstanding	7,922	8,023

Diluted earnings per share	$8.61	8.34

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Comprehensive income

      The following table displays the components of other comprehensive income:

	Three months ended March 31, 2000

	Before-tax	Income
	amount	taxes	Net

Unrealized gains on investment securities:

Unrealized holding gains during period	$3,540	1,421	2,119

Reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains	$3,540	1,421	2,119

	Three months ended March 31, 1999

	Before-tax	Income
	amount	taxes	Net

Unrealized losses on investment securities:

Unrealized holding losses during period	$(3,573)	(1,454)	(2,119)

Less: reclassification adjustment for gains realized in net income	220	90	130

Net unrealized losses	$(3,793)	(1,544)	(2,249)

4. Borrowings

      In January 1997, M&T Capital Trust I (“Trust I”), issued $150 million of 8.234% preferred capital securities. In June 1997, M&T Capital Trust II (“Trust II”), issued $100 million of 8.277% preferred capital securities. In February 1997, M&T Capital Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”) issued $60 million of 9.25% preferred capital securities. Including the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of the common securities of Trust III, the preferred capital securities of Trust III had a financial statement carrying value of approximately $69 million at March 31, 2000 and December 31, 1999.

      Other than the following payment terms (and the redemption terms described below), the preferred capital securities issued by the Trusts (“Capital Securities”) are identical in all material respects:

	Distribution	Distribution
Trust	Rate	Dates

Trust I	8.234%	February 1 and August 1

Trust II	8.277%	June 1 and December 1

Trust III	9.25%	February 1 and August 1

      The common securities of Trust I and Trust II are wholly owned by M&T and the common securities of Trust III are wholly owned by Olympia Financial Corp. (“Olympia”), a wholly owned subsidiary of M&T. The common securities of each trust (“Common Securities”) are the only class of each Trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding Trust and are classified in the Company’s consolidated balance sheet as long-term borrowings, with

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings, continued

accumulated distributions on such securities included in interest expense. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in the Company’s Tier 1 capital.

      The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase the following amounts of junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of M&T in the case of Trust I and Trust II and Olympia in the case of Trust III:

	Capital	Common	Junior Subordinated
Trust	Securities	Securities	Debentures

Trust I	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of 8.234% Junior Subordinated Debentures due February 1, 2027.

Trust II	$100 million	$3.09 million	$103.09 million aggregate liquidation amount of 8.277% Junior Subordinated Debentures due June 1, 2027.

Trust III	$60 million	$1.856 million	$61.856 million aggregate liquidation amount of 9.25% Junior Subordinated Debentures due February 1, 2027.

      The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust.

      Holders of the Capital Securities receive preferential cumulative cash distributions semi-annually on each distribution date at the stated distribution rate unless M&T, in the case of Trust I and Trust II, or Olympia, in the case of Trust III, exercise the right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods, in which case payment of distributions on the respective Capital Securities will be deferred for a comparable period. During an extended interest period, M&T and/or Olympia may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of the respective company’s capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T in the case of Trust I and Trust II and Olympia in the case of Trust III of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of M&T and Olympia.

      The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events (“Events”) set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after the stated optional redemption dates (February 1, 2007 in the case of Trust I and Trust III, and June 1, 2007 in the case of Trust II) contemporaneously with the Company’s optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at M&T’s option in the case of Trust I and Trust II and Olympia’s option in the case of Trust III (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities upon their early redemption will be expressed as a percentage of the liquidation amount plus

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings, continued

accumulated but unpaid distributions. In the case of Trust I, such percentage adjusts annually and ranges from 104.117% at February 1, 2007 to 100.412% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007. In the case of Trust II, such percentage adjusts annually and ranges from 104.139% at June 1, 2007 to 100.414% for the annual period ending May 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to June 1, 2007. In the case of Trust III, such percentage adjusts annually and ranges from 104.625% at February 1, 2007 to 100.463% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007.

5. Segment information

      Reportable segments have been determined based upon the Company’s internal profitability reporting system, which is organized by strategic business units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking.

      The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 19 to the Company’s consolidated financial statements as of and for the year ended December 31, 1999. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Information about the Company’s segments is presented in the following table:

	Three months ended March 31

	2000			1999

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

	(in thousands)
Commercial Banking	$51,031	87	21,494	45,454	124	20,736

Commercial Real Estate	33,265	201	17,244	28,641	268	14,394

Discretionary Portfolio	16,179	(94)	8,389	16,703	—	8,844

Residential Mortgage Banking	24,746	5,215	1,855	37,568	9,569	6,980

Retail Banking	127,981	2,434	33,104	105,412	1,941	24,544

All Other	13,923	(7,843)	(13,851)	20,245	(11,902)	(8,592)

Total	$267,125	—	68,235	254,023	—	66,906

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g., loans)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Segment information, continued

and are paid a funding credit for any funds provided (e.g., deposits). The taxable-equivalent adjustment aggregated $2,206,000 and $1,825,000 for the three-month periods ended March 31, 2000 and 1999, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

	Average total assets

	Three months ended		Year ended
	March 31,		December 31,

	2000	1999	1999

		(in millions)
Commercial Banking	$4,784	4,118	4,277

Commercial Real Estate	4,585	3,862	4,118

Discretionary Portfolio	6,944	6,823	6,827

Residential Mortgage Banking	528	659	635

Retail Banking	4,503	4,023	4,244

All Other	1,094	813	956

Total	$22,438	20,298	21,057

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      Net income of M&T Bank Corporation (“M&T”) was $68.2 million or $8.61 of diluted earnings per common share in the first quarter of 2000, increases of 2% and 3%, respectively, from the year-earlier quarter when net income was $66.9 million or $8.34 of diluted earnings per common share. Net income was $66.1 million or $8.20 of diluted earnings per common share in the fourth quarter of 1999. Basic earnings per common share increased 2% to $8.85 in the initial quarter of 2000 from $8.65 in the first quarter of 1999 and 4% from $8.48 earned in 1999’s fourth quarter. The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the first quarter of 2000 was 1.22%, compared with 1.34% in the corresponding quarter of 1999 and 1.18% in 1999’s final quarter. The annualized return on average common stockholders’ equity was 15.14% in the recent quarter, compared with 16.56% and 14.58% in the first and fourth quarters of 1999, respectively.

      On March 1, 2000, M&T Bank completed the acquisition of Matthews, Bartlett & Dedecker, Inc. (“MBD”), an insurance agency located in Buffalo, New York. MBD provides insurance services principally to the commercial market and operates as a subsidiary of Manufacturers and Traders Trust Company (“M&T Bank”), the principal bank subsidiary of M&T. The acquisition is not expected to have a material impact on the Company’s financial position or results of operations.

      On March 31, 2000, The Chase Manhattan Bank (“Chase”) transferred trust and fiduciary accounts with assets of approximately $147 million to M&T Bank completing a transaction that began in September 1999 with the acquisition from Chase of 29 branch offices in Upstate New York and investment management and custody accounts. At the time of closing in September 1999, the branches had approximately $634 million of deposits and approximately $44 million of retail installment and commercial loans, and the investment management and custody accounts had assets of approximately $286 million.

      On June 1, 1999, M&T completed the acquisition of FNB Rochester Corp. (“FNB”), a bank holding company headquartered in Rochester, New York. Immediately after the acquisition, FNB’s banking subsidiary, First National Bank of Rochester, which had 17 banking offices in western and central New York State, was merged with and into M&T Bank. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operations of FNB have been included in the financial results of the Company since the acquisition date. FNB’s stockholders received $76 million in cash and 122,516 shares of M&T common stock in exchange for FNB shares outstanding at the time of acquisition. Assets acquired totaled approximately $676 million and included loans and leases of $393 million and investment securities of $148 million. Liabilities assumed on June 1, 1999 were approximately $541 million and included $511 million of deposits.

Cash Operating Results

      As a result of using the purchase method of accounting for acquisitions, M&T had recorded as assets goodwill and core deposit intangible totaling $638 million at March 31, 2000, $648 million at December 31, 1999 and $534 million at March 31, 1999. Since the amortization of goodwill and core deposit intangible does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a “cash” (or “tangible”) basis (which excludes the after-tax effect of amortization of goodwill and core deposit intangible and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein do not exclude the effect of other non-cash operating expenses such as depreciation, provision for credit losses, or deferred income taxes associated with the results of operations.

      Cash net income rose 5% to $79.8 million in the first quarter of 2000 from $76.3 million in the year-earlier quarter. Diluted cash earnings per share for the recent quarter were $10.08, up 6% from $9.51 in the first quarter of 1999. Cash net income and diluted cash earnings per share were $78.4 million and $9.73, respectively, in the final quarter of 1999.

      Cash return on average tangible assets was an annualized 1.47% in the initial 2000 quarter, compared with 1.57% and 1.45% in the first and fourth quarters of 1999, respectively. Cash return on average tangible common equity was an annualized 26.95% in the first quarter of 2000, compared with 27.66% in the year-earlier quarter and 26.67% in the fourth quarter of 1999.

Taxable-equivalent Net Interest Income

      Growth in average loans and leases was the most significant factor contributing to an 8% improvement in taxable-equivalent net interest income to $197.3 million in the first quarter of 2000 from $183.1 million in the corresponding 1999 quarter. Average loans and leases increased $1.7 billion, or 11%, to $17.5 billion in the recent quarter from $15.8 billion in the year-earlier quarter. Despite a $354 million, or 2%, increase in the average balance of loans outstanding, taxable-equivalent net interest income in the first 2000 quarter decreased slightly from the fourth quarter of 1999 total of $199.0 million. A narrowing of the Company’s net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, contributed to the decline. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from

	1st Qtr.	1st Qtr.	4th Qtr.
	2000	1999	1999

Commercial, financial, etc.	$3,741	18%	5%

Real estate — commercial	6,592	19	5

Real estate — consumer	4,062	(2)	(3)

Consumer

Automobile	1,380	(5)	(4)

Home equity	900	22	4

Other	826	19	3

Total consumer	3,106	7	—

Total	$17,501	11%	2%

      Average investment securities were $2.0 billion in the first quarter of 2000 and last quarter of 1999, compared with $2.5 billion in the first quarter of 1999. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations, commercial real estate mortgage-backed securities, and shorter-term U.S. Treasury notes. The Company has also invested in debt securities issued by municipalities and debt and preferred equity securities issued by government sponsored agencies and certain financial institutions. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to prepayment and other risks assumed. The Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security.

      Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, Federal funds sold and agreements to resell securities, averaged $669 million in the first quarter of 2000, compared with $406 million and $686 million in the first and fourth quarters of 1999, respectively. In general, the size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

      As a result of the changes described herein, average earning assets totaled $20.1 billion in the first quarter of 2000, up 8% from $18.7 billion in the year-earlier quarter and up 2% from $19.8 billion in the fourth quarter of 1999.

      Core deposits represent the most significant source of funding to the Company and generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits consist of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is the principal source of core deposits. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T, are also included in core deposits. Average core deposits increased to $12.5 billion in the initial quarter of 2000, from $11.4 billion in the first quarter of 1999. Core deposits obtained in the 1999 Chase branch and FNB acquisitions were $618 million and $419 million, respectively. Core deposits also averaged $12.5 billion in the final quarter of 1999. The accompanying table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from

	1st Qtr.	1st Qtr.	4th Qtr.
	2000	1999	1999

NOW accounts	$432	8%	4%

Savings deposits	5,331	9	(3)

Time deposits less than $100,000	4,615	7	3

Noninterest-bearing deposits	2,113	13	—

Total	$12,491	9%	—%

      Supplementing core deposits, the Company obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered certificates of deposit. Brokered deposits have been used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $864 million during the first quarter of 2000, compared with $1.3 billion and $1.1 billion in the first and fourth quarters of 1999, respectively. At March 31, 2000, brokered deposits totaled $838 million and had a weighted average remaining term to maturity of 1.3 years. However, certain of the deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms similar to the amounts and terms of many of the brokered deposits. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

      The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “FHLB”), and others as sources of funding. Short- term borrowings averaged $2.8 billion in the recent quarter, compared with $2.1 billion in the comparable quarter of 1999 and $2.2 billion in the final 1999 quarter. Long-term borrowings averaged $1.8 billion in the first quarter of 2000 and in the fourth quarter of 1999 and $1.6 billion in the first quarter of 1999. Included in average long-term borrowings during the two most recent quarters were $1.3 billion of FHLB borrowings, compared with

$1.1 billion in the first quarter of 1999. Long-term borrowings also include $319 million of trust preferred securities and $175 million of subordinated capital notes. Further information regarding the trust preferred securities is provided in note 4 of Notes to Financial Statements.

      Net interest income is impacted by changes in the composition of the Company’s earning assets and interest-bearing liabilities, as described herein, as well as changes in interest rates and spreads. A general rise in interest rates following actions taken by the Federal Reserve since the third quarter of 1999 have contributed to increases in the Company’s yield on earning assets and the rate paid on interest-bearing liabilities. The yield on earning assets was 8.01% during the first quarter of 2000, up 22 basis points (hundredths of one percent) from 7.79% in the first quarter of 1999 and up 16 basis points from 7.85% in the final quarter of 1999. Similarly, the rate paid on interest-bearing liabilities at 4.64% in the recent quarter increased 31 basis points from 4.33% in the first quarter of 1999 and increased 21 basis points from 4.43% in 1999’s final quarter. As a result of the changes noted above, net interest spread was 3.37% in the first quarter of 2000, compared with 3.46% in the comparable 1999 quarter and 3.42% in the fourth quarter of 1999.

      Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by goodwill and core deposit intangible, bank owned life insurance and other non-earning assets. Net interest free funds contributed .57% to net interest margin, or taxable equivalent net interest income expressed as an annualized percentage of average earning assets, in the initial quarter of 2000 and the final 1999 quarter, compared with .52% in the first quarter of 1999. The higher contribution to net interest margin of net interest-free funds in the first quarter of 2000 compared with the first quarter of 1999 was due largely to the 31 basis point increase in the average rate paid on interest-bearing liabilities that were used to impute the value of interest-free funds. Average interest-free funds totaled $2.5 billion in the first quarter of 2000, little changed from the fourth quarter of 1999, but up from $2.2 billion in the first 1999 quarter. Goodwill and core deposit intangible averaged $642 million and $540 million during the first quarter of 2000 and 1999, respectively, and $655 million during the final 1999 quarter. The cash surrender value of bank owned life insurance averaged $414 million and $372 million in the first quarter of 2000 and 1999, respectively, and $387 million in the fourth quarter of 1999. Tax-exempt income earned from increases in the cash surrender value of bank owned life insurance is not included in interest income, but rather is recorded in “other revenues from operations.”

      Due largely to the changes described above, the Company’s net interest margin was 3.94% in 2000’s initial quarter, down from 3.98% in the comparable quarter of 1999 and 3.99% in the fourth quarter of 1999.

      The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Revenue and expense arising from these agreements are reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. Excluding forward-starting swaps, the notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of March 31, 2000 and 1999 was $1.2 billion and $2.3 billion, respectively, and $1.7 billion as of December 31, 1999. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under the terms of $99 million of swaps, the Company pays a fixed rate of interest and receives a variable rate. At March 31, 2000, the weighted average rates to be received and paid under interest rate swap agreements currently in effect were 6.33% and 6.07%, respectively. To help manage exposure resulting from changing interest rates in future periods, as of March 31, 2000, the Company had also entered into forward-starting swaps with an aggregate notional amount of $373 million in which the Company will pay a fixed rate of interest and receive a variable rate. Such forward-starting swaps had no effect on the Company’s net interest income through March 31, 2000. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

	Three months ended March 31

	2000		1999

	Amount	Rate*	Amount	Rate*

Increase (decrease) in:

Interest income	$636	.01%	$3,993	.09%

Interest expense	(395)	(.01)	(4,346)	(.11)

Net interest income/margin	$1,031	.02%	$8,339	.18%

Average notional amount**	$1,389,291		$2,338,562

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Excludes forward-starting interest rate swaps.

      The Company estimates that as of March 31, 2000 it would have received approximately $20 million if all interest rate swap agreements entered into for interest rate risk management purposes had been terminated, compared with $25 million at March 31, 1999 and December 31, 1999. This estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company’s overall interest rate risk profile. With the exception of swaps having a notional amount of $50 million that were entered into for the purpose of modifying repricing characteristics of fixed-rate, available for sale investment securities, changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not recorded in the consolidated financial statements.

      As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating costs, and to be used for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T’s banking subsidiaries have access to additional funding sources through membership in the FHLB, as well as other available borrowing facilities. M&T’s primary source of funds to pay for operating expenses, stockholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. These historic sources of cash flows were augmented in 1997 by the proceeds from issuance of trust preferred securities. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which borrowings outstanding at March 31, 2000 totaled $27 million.

      Management closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Furthermore, management does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either M&T or its subsidiary banks.

      Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Company to interest rate risk. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and off-balance sheet financial instruments. Management’s philosophy toward interest rate risk management is to attempt to limit the variability of net interest income. The balances of both on- and off-balance sheet financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of mortgage-related assets and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analyses of market values of the Company’s financial instruments.

      The Company’s Asset-Liability Committee, which includes members of senior management, monitors interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit gathering activities, as well as statistically derived interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken action, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and entering into or modifying existing interest rate swap agreements.

      The accompanying table as of March 31, 2000 and December 31, 1999 displays the estimated impact on net interest income from non-trading financial instruments resulting from changes in interest rates during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
(dollars in thousands)

	Calculated increase (decrease)
	in projected net interest income

Changes in Interest Rates	March 31, 2000	December 31, 1999

+200 basis points	$659	7,996

+100 basis points	(2,158)	4,476

-100 basis points	(648)	4,198

-200 basis points	(402)	2,462

      The calculation of the impact of changes in interest rates on net interest income was based upon many assumptions, including prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumed gradual changes in interest rates of 100 and 200 basis points up and down during a twelve-month period. As these assumptions are inherently uncertain, the Company cannot precisely predict the impact of changes in interest rates on net interest income. However, the calculations displayed above indicate that the projected impact upon net interest income as a result of gradual changes in interest rates of 100 and 200 basis points up and down was not significant. Actual results may differ significantly from those presented due to timing, magnitude and frequency of interest rate changes and changes in market conditions, as well as any actions, such as those previously described, which management may take to counter these changes.

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

      The notional amounts of interest rate and foreign currency and other option and futures trading contracts totaled $2.4 billion and $728 million, respectively, at March 31, 2000, $1.7 billion and $1.6 billion, respectively, at March 31, 1999, and $799 million and $573 million, respectively, at December 31, 1999. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $646 million and $632 million, respectively, at March 31, 2000, $473 million and $391 million, respectively, at March 31, 1999, and $641 million and $633 million, respectively, at December 31, 1999. Included in trading account assets were mortgage-backed securities which M&T held as collateral securing certain agreements to resell securities. The obligations to return such collateral were recorded in noninterest-bearing trading account liabilities, which were included in accrued interest and other liabilities in the Company’s consolidated balance sheet. The fair values of such collateral (and the related obligation to return collateral) were $588 million, $348 million and $600 million at March 31, 2000, March 31, 1999 and December 31, 1999, respectively. Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

      The purpose of the provision for credit losses is to adjust the Company’s allowance for credit losses to a level that is adequate to absorb losses inherent in the loan and lease portfolio. The provision for credit losses in the first quarter of 2000 was $9.0 million, compared with $8.5 million in the year-earlier quarter and $14.0 million in 1999’s fourth quarter. Net loan charge-offs totaled $6.6 million in the recent quarter, compared with $8.1 million and $12.8 million in the first and fourth quarters of 1999, respectively. The higher level of net charge-offs in the final 1999 quarter was due to a $5.0 million partial charge-off of a commercial loan in that period. Net charge-offs as an annualized percentage of average loans and leases were .15% in the recent quarter, compared with .21% and .30% in the first and fourth quarters of 1999, respectively. Net charge-offs of consumer loans in the recent quarter were $4.6 million, compared with $5.3 million in the first quarter of 1999 and $6.2 million in the last quarter of 1999. Net consumer loan charge-offs as an annualized percentage of average consumer loans and leases were .59% in the initial quarter of 2000, compared with .75% in the year-earlier period and .80% in 1999’s fourth quarter.

      Nonperforming loans were $96.4 million or .54% of total loans and leases outstanding at March 31, 2000, compared with $115.4 million or .73% a year earlier and $103.2 million or .59% at December 31, 1999. Nonperforming commercial real estate loans totaled $12.3 million at March 31, 2000, $21.6 million at March 31, 1999 and $13.4 million at December 31, 1999. Nonperforming consumer loans and leases totaled $24.2 million at March 31, 2000, compared with $26.1 million at March 31, 1999 and $27.3 million at December 31, 1999. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .78% at March 31, 2000, compared with .89% at March 31, 1999 and .88% at December 31, 1999. Nonperforming residential mortgage loans totaled $40.1 million and $49.1 million at March 31, 2000 and 1999, respectively, and $40.0 million at December 31, 1999. Commercial loans and leases classified as nonperforming aggregated $19.8 million at March 31, 2000, $22.5 million at December 31, 1999 and $18.6 million at March 31, 1999. Assets acquired in settlement of defaulted loans were $9.2 million at March 31, 2000 compared with $11.1 million at March 31, 1999 and $10.0 million at December 31, 1999.

      A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSETS
Dollars in thousands

	2000	1999 Quarters

	First Quarter	Fourth	Third	Second	First

Nonaccrual loans	$58,060	61,816	77,716	68,285	69,393

Loans past due 90 days or more	29,407	31,017	29,618	31,988	37,988

Renegotiated loans	8,910	10,353	8,958	8,146	8,014

Total nonperforming loans	96,377	103,186	116,292	108,419	115,395

Real estate and other assets owned	9,244	10,000	10,237	10,108	11,052

Total nonperforming assets	$105,621	113,186	126,529	118,527	126,447

Government guaranteed nonperforming loans*	$17,156	16,529	16,137	14,618	13,368

Nonperforming loans to total loans and leases, net of unearned discount	.54%	.59%	.68%	.66%	.73%

Nonperforming assets to total net loans and leases and real estate and other assets owned	.60%	.65%	.74%	.72%	.80%

*	Included in total nonperforming loans.

      The allowance for credit losses was $318.6 million, or 1.80% of total loans and leases at March 31, 2000, compared with $306.7 million or 1.94% a year earlier and $316.2 million or 1.82% at December 31, 1999. The ratio of the allowance for credit losses to nonperforming loans was 331% at the most recent quarter-end, compared with 266% a year earlier and 306% at December 31, 1999. The decline in the allowance as a percentage of total loans at March 31, 2000 as compared with a year earlier reflects management’s evaluation of the loan and lease portfolio as of each date, the relatively favorable economic environment for many commercial and consumer borrowers, and other factors. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each credit category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Given the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular, coupled with the amount of commercial and industrial loans to businesses in New York State outside of the New York City metropolitan area and significant growth in recent years in loans to individual consumers, management cautiously evaluated the impact of interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when assessing the adequacy of the Company’s allowance for credit losses as of March 31, 2000. Based upon the results of such review, management believes that the allowance for credit losses at March 31, 2000 was adequate to absorb credit losses inherent in the Company’s portfolio as of that date.

Other Income

      Other income totaled $72.0 million in the first quarter of 2000, compared with $72.7 million in the year-earlier quarter and $70.4 million in the final 1999 quarter.

      Mortgage banking revenues totaled $14.6 million in the initial 2000 quarter, compared with $21.5 million in the corresponding 1999 quarter and $14.8 million in the fourth quarter of 1999. The decline in revenues as compared with the year-earlier quarter was largely due to the impact of rising interest rates on residential mortgage loan origination volume. In particular, mortgage banking revenues in the first quarter of 1999 reflected a generally favorable interest rate environment for borrowers, whereas higher interest rates initiated by the Federal Reserve in the second half of 1999 and first quarter of 2000 negatively impacted mortgage loan origination volume. Residential mortgage loans originated for sale to other investors totaled $409 million during the first quarter of 2000, compared with $652 million in 1999’s first quarter and $536 million in the fourth 1999 quarter. Gains from sales of residential mortgage loans and loan servicing rights were $6.7 million in the recently completed quarter, compared with $13.0 million in the first quarter of 1999 and $6.9 million in the final quarter of 1999. Residential mortgage loan servicing fees were $6.4 million in the recent quarter, compared with $7.0 million a year earlier and $6.7 million in 1999’s fourth quarter. Residential mortgage loans serviced for others totaled $7.4 billion at March 31, 2000, $7.1 billion a year earlier and $7.2 billion at December 31, 1999. Capitalized servicing assets were $64 million at March 31, 2000, compared with $62 million at March 31, 1999 and $61 million at December 31, 1999. Residential mortgage loans held for sale totaled $180 million and $324 million at March 31, 2000 and 1999, respectively, and $239 million at December 31, 1999.

      Service charges on deposit accounts were $20.5 million in the first quarter of 2000, up from $15.9 million in the corresponding quarter of the previous year, but little changed from $20.8 million in the fourth quarter of 1999. The higher levels of income in the fourth quarter of 1999 and first quarter of 2000 were the result of a third quarter 1999 increase in fees, combined with the impact of the 1999 acquisitions of FNB and the Chase branches. Trust income totaled $10.0 million in the recent quarter, compared with $10.3 million in last year’s first quarter and $9.9 million in the fourth quarter of 1999. Brokerage services income, which is comprised of revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $9.4 million in the recent quarter, compared with $6.2 million in 1999’s initial quarter and $6.7 million in the fourth quarter of 1999. Trading account and foreign exchange activity resulted in gains of $294 thousand in the first quarter of 2000, compared with gains of $1.2 million in the corresponding quarter of 1999 and $1.6 million in 1999’s final quarter. Other revenues from operations totaled $17.3 million in the recent quarter, compared with $17.5 million in the corresponding quarter of 1999 and $16.4 million in the fourth quarter of 1999. Included in other revenues from operations is tax-exempt income from bank owned life insurance, which represents increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $5.6 million in 2000’s first quarter, compared with $5.0 million and $5.3 million in the first and fourth quarter of 1999, respectively. The carrying value of bank owned life insurance is included in other assets in the consolidated balance sheet and totaled $430 million and $375 million at March 31, 2000 and 1999, respectively, and $389 million at December 31, 1999. Other revenues from operations in the first quarter of 1999 included a nonrecurring $2.9 million award received in recognition of the Company’s community reinvestment activities.

Other Expense

      Excluding amortization of goodwill and core deposit intangible assets of $14.4 million in the first quarter of 2000, $10.9 million in the year-earlier quarter and $15.1 million in the fourth quarter of 1999, other expense totaled $136.2 million in the initial quarter of 2000, compared with $128.6 million in the year-earlier quarter and $133.9 million in the fourth quarter of 1999.

      Salaries and employee benefits expense was $76.7 million in the recent quarter, 12% higher than the $68.4 million in the corresponding 1999 quarter and 4% above the $73.4 million in the fourth quarter of 1999. Contributing to the higher expense level in the initial 2000 quarter over 1999’s first quarter were merit salary increases and higher costs associated with incentive-based compensation arrangements, including expense associated with stock appreciation rights. Salaries and benefits associated with the FNB and Chase branch acquisitions also contributed to the higher expenses. A significant factor contributing to the increased expense level from the final 1999 quarter was higher expenses for incentive compensation, including costs related to stock appreciation rights.

      Nonpersonnel expenses, excluding amortization of goodwill and core deposit intangible, totaled $59.5 million in the recent quarter, little changed from $60.2 million in the first quarter of 1999 and $60.5 million in 1999’s fourth quarter.

      The Company’s efficiency ratio, or other expense (excluding amortization of goodwill and core deposit intangible) divided by the sum of taxable-equivalent net interest income and other income (excluding gains from sales of bank investment securities) was 50.6% during the recent quarter, 50.3% during the first quarter of 1999 and 49.7% in 1999’s final quarter.

Capital

      Stockholders’ equity at March 31, 2000 was $1.8 billion or 8.05% of total assets, compared with $1.7 billion or 8.22% of total assets a year earlier and $1.8 billion or 8.02% at December 31, 1999. Stockholders’ equity per share was $238.26 at March 31, 2000, up from $215.34 and $232.41 at March 31 and December 31, 1999, respectively. Excluding goodwill and core deposit intangible, net of applicable tax effect, tangible equity per share was $157.92 at March 31, 2000, compared with $148.95 a year earlier and $151.40 at December 31, 1999.

      Stockholders’ equity at March 31, 2000 reflected a loss of $23.9 million, or $3.11 per share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale, compared with an unrealized gain of $620 thousand or $.08 per share at March 31, 1999 and an unrealized loss of $26.0 million or $3.37 per share at December 31, 1999. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

      Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Included in core capital was the $319 million carrying value of trust preferred securities. Total capital also included $130 million of subordinated notes issued by M&T Bank in prior years. The capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of March 31, 2000 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
March 31, 2000
	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.

Core capital	8.25%	8.16%	10.27%

Total capital	10.21%	10.13%	11.16%

Leverage	7.04%	7.03%	6.26%

      The rate of internal capital generation, or net income less dividends paid expressed as an annualized percentage of average total stockholders’ equity, was 13.01% during the first quarter of 2000, compared with 14.65% and 12.44% in the first and fourth quarters of 1999, respectively.

      In November 1999, M&T announced a plan to repurchase up to 190,465 common shares for reissuance upon the possible future exercise of outstanding stock options. Through March 31, 2000, M&T had repurchased 112,886 shares of common stock pursuant to such plan at an average cost of $418.22 per share.

Segment Information

      The Commercial Banking segment’s earnings rose 4% to $21.5 million in the initial quarter of 2000 from $20.7 million in the comparable 1999 quarter. The higher net income resulted largely from an increase of $4.6 million in net interest income, due to a 16% increase in average loans outstanding, offset, in part, by a $3.0 million increase in the provision for credit losses. Growth in most markets served by the Company, as well as the impact of loans obtained in the FNB acquisition, contributed to the higher loan balances.

      In the first quarter of 2000, the Commercial Real Estate segment contributed net income of $17.2 million, 20% higher than the $14.4 million earned in the year- earlier period. Higher net interest income of $4.6 million, the result of a 19% increase in average loan balances outstanding, was the major factor for the increase in net income.

      Net income contributed by the Discretionary Portfolio segment in the recent quarter totaled $8.4 million, compared with $8.8 million in the first quarter of 1999. A $1.5 million decrease in trading account and foreign exchange gains, partially offset by a $.7 million increase in tax-exempt income earned from bank owned life insurance, contributed to the decline.

      The Residential Mortgage Banking segment had net income of $1.9 million in the first quarter of 2000, a decrease of 73% from $7.0 million in the comparable 1999 quarter. A $12.8 million decrease in revenue resulting largely from the impact of generally higher interest rates on loan origination volume and related revenues was the leading factor contributing to the reduced net income in this segment. The decline in revenues was, in part, mitigated by a $4.3 million reduction in operating expenses associated with origination and servicing activities.

      Retail Banking earned $33.1 million in 2000’s initial quarter, up 35% from $24.5 million in the year-earlier period. Higher net interest income of $18.2 million, the result of a higher net interest margin and a 9% increase in average deposit balances, and increased service charges on deposit accounts of $4.0 million, reflecting third quarter 1999 rate increases, were the leading factors contributing to the increase. The 1999 FNB and Chase branch acquisitions contributed to the higher deposit balances.

Recently Issued Accounting Standards Not Yet Adopted

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction.

      Pursuant to SFAS No. 133, the accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting will be required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing risk.

      SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB amended SFAS No. 133 deferring the effective date by one year. Initial application of SFAS No. 133 must be as of the beginning of an entity’s fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of the statement. Early application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that began after issuance of the statement. SFAS No. 133 may not be applied retroactively to financial statements of prior periods.

      In 1998, the FASB organized the Derivatives Implementation Group (“DIG”) to assist with the interpretation of SFAS No. 133 and to address implementation issues. In March 2000, the FASB proposed amendments of SFAS No. 133 for, among other things, certain interpretations resulting from the DIG process. It is anticipated that the DIG will continue to review additional implementation issues as they arise.

      The Company expects to adopt SFAS No. 133 as of January 1, 2001. The Company anticipates that adoption of SFAS No. 133 could increase the volatility of reported earnings and stockholders’ equity and could also result in the modification of certain data processing systems and hedging practices. The impact of adopting SFAS No. 133 will be dependent on the nature and intended purpose of derivative instruments held as of January 1, 2001 and, accordingly, the financial statement impact of such adoption cannot be estimated at this time.

Forward-Looking Statements

      Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; credit losses; sources of liquidity; legislation affecting the financial services industry as a whole, and the Company individually, regulatory supervision and oversight, including required capital levels; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes, including environmental regulations; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; continued availability of financing; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

M&T BANK CORPORATION AND SUBSIDIARIES

QUARTERLY TRENDS

	2000		1999 Quarters

	First quarter		Fourth		Third		Second		First

Earnings and dividends

Amounts in thousands, except per share

Interest income (taxable-equivalent basis)	$401,064		391,792		375,021		361,158		358,370

Interest expense	203,731		192,766		179,961		171,269		175,238

Net interest income	197,333		199,026		195,060		189,889		183,132

Less: provision for credit losses	9,000		14,000		13,500		8,500		8,500

Other income	71,998		70,354		72,499		66,806		72,716

Less: other expense	150,597		149,047		144,898		145,547		139,466

Income before income taxes	109,734		106,333		109,161		102,648		107,882

Applicable income taxes	39,293		38,132		39,633		35,772		39,151

Taxable-equivalent adjustment	2,206		2,083		1,964		1,838		1,825

Net income	$68,235		66,118		67,564		65,038		66,906

Per common share data
Basic earnings	$8.85		8.48		8.57		8.35		8.65

Diluted earnings	8.61		8.20		8.29		8.00		8.34

Cash dividends	$1.25		1.25		1.25		1.00		1.00

Average common shares outstanding

Basic	7,711		7,795		7,880		7,793		7,731

Diluted	7,922		8,058		8,147		8,132		8,023

Performance ratios, annualized
Return on
Average assets	1.22%		1.18%		1.27%		1.27%		1.34%

Average common stockholders’ equity	15.14%		14.58%		14.97%		15.23%		16.56%

Net interest margin on average earning assets (taxable-equivalent basis)	3.94%		3.99%		4.03%		4.09%		3.98%

Nonperforming assets to total assets, at end of quarter	.46%		.51%		.58%		.56%		.62%

Efficiency ratio (a)	55.92%		55.33%		53.62%		55.72%		54.56%

Cash (tangible) operating results (2) Net income (in thousands)	$79,844		78,443		79,714		76,511		76,333

Diluted net income per common share	10.08		9.73		9.78		9.41		9.51

Annualized return on Average tangible assets	1.47%		1.45%		1.54%		1.53%		1.57%

Average tangible common stockholders’ equity	26.95%		26.67%		26.43%		26.13%		27.66%

Efficiency ratio (a)	50.57%		49.71%		48.91%		51.36%		50.31%

Balance sheet data

Dollars in millions, except per share

Average balances

Total assets	$22,438		22,147		21,183		20,579		20,298

Earning assets	20,147		19,806		19,184		18,636		18,664

Investment securities	1,977		1,974		2,048		2,064		2,497

Loans and leases, net of unearned discount	17,501		17,147		16,678		16,056		15,761

Deposits	15,257		15,472		14,821		14,578		14,497

Stockholders’ equity	1,813		1,800		1,791		1,713		1,638

At end of quarter

Total assets	$22,762		22,409		21,759		21,205		20,285

Earning assets	20,389		19,964		19,467		19,050		18,382

Investment securities	2,079		1,901		1,953		2,078		2,088

Loans and leases, net of unearned discount	17,703		17,407		16,984		16,513		15,813

Deposits	15,151		15,374		15,417		14,909		14,476

Stockholders’ equity	1,832		1,797		1,817		1,773		1,667

Equity per common share	238.26		232.41		230.51		224.81		215.34

Tangible equity per common share	157.92		151.40		149.37		149.14		148.95

Market price per common share

High	$458	1/8	512		575		582	1/2	518	3/4

Low	357		406		412	1/2	462	1/2	464

Closing	446	1/2	414	1/4	459		550		479

(a)	Excludes impact of nonrecurring merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2000 First quarter			1999 Fourth quarter			1999 Third quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Assets Earning assets Loans and leases, net of unearned discount*

Commercial, financial, etc.	$3,741	$78,717	8.46%	3,566	72,871	8.11%	3,374	68,452	8.05%

Real estate — commercial	6,592	138,395	8.40	6,298	134,006	8.51	6,039	126,867	8.40

Real estate — consumer	4,062	75,862	7.47	4,170	78,131	7.50	4,224	78,905	7.47

Consumer	3,106	66,549	8.62	3,113	65,927	8.40	3,041	62,626	8.17

Total loans and leases, net	17,501	359,523	8.26	17,147	350,935	8.12	16,678	336,850	8.01

Money-market assets

Interest-bearing deposits at banks	1	10	3.34	1	7	3.15	2	25	3.93

Federal funds sold and agreements to resell securities	655	9,588	5.88	672	9,555	5.63	430	5,732	5.29

Trading account	13	127	4.00	12	192	6.32	26	374	5.77

Total money-market assets	669	9,725	5.84	685	9,754	5.64	458	6,131	5.31

Investment securities**

U.S. Treasury and federal agencies	778	11,565	5.98	788	11,413	5.74	880	12,800	5.77

Obligations of states and political subdivisions	82	1,318	6.41	78	1,247	6.31	76	1,176	6.20

Other	1,117	18,933	6.82	1,108	18,443	6.61	1,092	18,064	6.56

Total investment securities	1,977	31,816	6.47	1,974	31,103	6.25	2,048	32,040	6.21

Total earning assets	20,147	401,064	8.01	19,806	391,792	7.85	19,184	375,021	7.76

Allowance for credit losses	(318)			(316)			(316)

Cash and due from banks	482			538			438

Other assets	2,127			2,119			1,877

Total assets	$22,438			22,147			21,183

Liabilities and stockholders’ equity Interest-bearing liabilities Interest-bearing deposits
NOW accounts	$432	1,308	1.22	417	1,223	1.16	368	1,055	1.14

Savings deposits	5,331	31,723	2.39	5,481	33,256	2.41	5,244	30,708	2.32

Time deposits	7,155	98,248	5.52	7,206	96,860	5.33	7,000	90,955	5.15

Deposits at foreign office	226	3,046	5.41	245	3,110	5.05	227	2,720	4.75

Total interest-bearing deposits	13,144	134,325	4.11	13,349	134,449	4.00	12,839	125,438	3.88

Short-term borrowings	2,752	39,759	5.81	2,155	29,522	5.44	2,058	26,886	5.18

Long-term borrowings	1,775	29,647	6.72	1,775	28,795	6.44	1,806	27,637	6.07

Total interest-bearing liabilities	17,671	203,731	4.64	17,279	192,766	4.43	16,703	179,961	4.27

Noninterest-bearing deposits	2,113			2,123			1,982

Other liabilities	841			945			707

Total liabilities	20,625			20,347			19,392

Stockholders’ equity	1,813			1,800			1,791

Total liabilities and stockholders’ equity	$22,438			22,147			21,183

Net interest spread			3.37			3.42			3.49

Contribution of interest-free funds			57			.57			.54

Net interest income/margin on earning assets		$197,333	3.94%		199,026	3.99%		195,060	4.03%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.
(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	1999 Second quarter			1999 First quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$3,201	$62,928	7.88%	3,179	64,028	8.17%
Real estate — commercial	5,752	121,250	8.43	5,533	115,125	8.32
Real estate — consumer	4,176	77,120	7.39	4,158	76,357	7.34
Consumer	2,927	61,114	8.37	2,891	60,003	8.42

Total loans and leases, net	16,056	322,412	8.05	15,761	315,513	8.12

Money-market assets
Interest-bearing deposits at banks	5	49	4.08	1	7	2.68
Federal funds sold and agreements to resell securities	430	5,381	5.02	331	3,823	4.68
Trading account	81	1,398	6.89	74	1,256	6.91

Total money-market assets	516	6,828	5.30	406	5,086	5.08

Investment securities**
U.S. Treasury and federal agencies	902	13,063	5.81	1,112	15,832	5.77
Obligations of states and political subdivisions	71	1,121	6.30	72	1,116	6.30
Other	1,091	17,734	6.52	1,313	20,823	6.43

Total investment securities	2,064	31,918	6.20	2,497	37,771	6.13

Total earning assets	18,636	361,158	7.77	18,664	358,370	7.79

Allowance for credit losses	(310)			(308)
Cash and due from banks	439			442
Other assets	1,814			1,500

Total assets	$20,579			20,298

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$370	1,125	1.22	399	1,280	1.30
Savings deposits	5,038	29,114	2.32	4,881	28,810	2.39
Time deposits	7,041	89,182	5.08	7,049	90,892	5.23
Deposits at foreign office	243	2,757	4.56	303	3,429	4.59

Total interest-bearing deposits	12,692	122,178	3.86	12,632	124,411	3.99

Short-term borrowings	1,876	22,768	4.87	2,138	25,735	4.88
Long-term borrowings	1,763	26,323	5.99	1,647	25,092	6.18

Total interest-bearing liabilities	16,331	171,269	4.21	16,417	175,238	4.33

Noninterest-bearing deposits	1,886			1,865
Other liabilities	649			378

Total liabilities	18,866			18,660

Stockholders’ equity	1,713			1,638

Total liabilities and stockholders’ equity	$20,579			20,298

Net interest spread			3.56			3.46
Contribution of interest-free funds			.53			.52

Net interest income/margin on earning assets		$189,889	4.09%		183,132	3.98%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability, if any, arising out of litigation pending against M&T or its subsidiaries will be material to M&T’s consolidated financial position, but at the present time is not in a position to determine whether such litigation will have a material adverse effect on M&T’s consolidated results of operations in any future reporting period.

Item 2. Changes in Securities and Use of Proceeds.
      (Not applicable.)

Item 3. Defaults Upon Senior Securities.
      (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

      The 2000 Annual Meeting of Stockholders of M&T was held on April 18, 2000. At the 2000 Annual Meeting, stockholders elected twenty-one (21) directors, all of whom were then serving as directors of M&T, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was elected at the 2000 Annual Meeting.

	Number of Votes

Nominee	For	Withheld

William F. Allyn	6,650,098	28,126

Brent D. Baird	6,649,900	28,324

John H. Benisch	6,650,093	28,131

Robert J. Bennett	6,649,038	29,186

C. Angela Bontempo	6,647,790	30,434

Robert T. Brady	6,298,881	379,343

Patrick J. Callan	6,650,057	28,167

R. Carlos Carballada	6,649,804	28,420

Michael J. Falcone	6,649,977	28,247

Richard E. Garman	6,646,805	31,419

James V. Glynn	6,649,974	28,250

Patrick W.E. Hodgson	6,649,929	28,295

Samuel T. Hubbard, Jr.	6,648,585	29,639

Reginald B. Newman, II	6,648,849	29,375

Peter J. O’Donnell, Jr.	6,646,699	31,525

Jorge G. Pereira	6,646,710	31,514

Robert E. Sadler, Jr.	6,650,244	27,980

John L. Vensel	6,650,141	28,083

Herbert L. Washington	6,649,239	28,985

Christine B. Whitman	6,647,378	30,846

Robert G. Wilmers	6,649,790	28,434

Item 5. Other Information.
      (None.)

Item 6. Exhibits and Reports on Form 8-K.

      (a) The following exhibits are filed as a part of this report:

Exhibit
No.

10.10	M&T Bank Corporation Directors' Stock Plan, as amended and restated. Filed herewith.
27.1	Financial Data Schedule. Filed herewith.

      (b) Reports on Form 8-K. The following Current Report on Form 8-K was filed with the Securities and Exchange Commission:

On March 1, 2000, a Current Report on Form 8-K dated March 1, 2000 was filed to announce the consummation of M&T Bank’s acquisition of Matthews, Bartlett & Dedecker, Inc. (“MBD”), a property and casualty insurance agency based in Buffalo, New York. MBD operates as a subsidiary of M&T Bank.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: April 28, 2000	By: /s/ Michael P. Pinto _______________________

Michael P. Pinto Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.

10.10	M&T Bank Corporation Directors’ Stock Plan, as amended and restated. Filed herewith.

27.1	Financial Data Schedule. Filed herewith.