Form 10-Q
period 2000-06-30
M&T BANK CORP
filed 2000-08-10
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Number of shares of the registrant’s Common Stock, $5 par value, outstanding as of the close of business on July 31, 2000: 7,654,758 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		June 30,	December 31,
Dollars in thousands, except per share		2000	1999

Assets	Cash and due from banks	$545,423	592,755

	Money-market assets

	Interest-bearing deposits at banks	1,632	1,092

	Federal funds sold and agreements to resell securities	63,811	643,555

	Trading account	35,301	641,114

	Total money-market assets	100,744	1,285,761

	Investment securities

	Available for sale (cost: $2,724,816 at June 30, 2000; $1,724,713 at December 31, 1999)	2,644,239	1,680,760

	Held to maturity (market value: $93,180 at June 30, 2000; $92,909 at December 31, 1999)	95,383	94,571

	Other (market value: $125,637 at June 30, 2000; $125,191 at December 31, 1999)	125,637	125,191

	Total investment securities	2,865,259	1,900,522

	Loans and leases	17,110,535	17,572,861

	Unearned discount	(161,585)	(166,090)

	Allowance for credit losses	(320,165)	(316,165)

	Loans and leases, net	16,628,785	17,090,606

	Premises and equipment	161,367	173,815

	Goodwill and core deposit intangible	624,648	648,040

	Accrued interest and other assets	819,874	717,616

	Total assets	$21,746,100	22,409,115

Liabilities	Noninterest-bearing deposits	$2,541,690	2,260,432

	NOW accounts	576,914	583,471

	Savings deposits	4,973,807	5,198,681

	Time deposits	6,880,784	7,088,345

	Deposits at foreign office	250,293	242,691

	Total deposits	15,223,488	15,373,620

	Federal funds purchased and agreements

	to repurchase securities	1,999,443	1,788,858

	Other short-term borrowings	605,476	765,301

	Accrued interest and other liabilities	290,860	909,157

	Long-term borrowings	1,774,816	1,775,133

	Total liabilities	19,894,083	20,612,069

Stockholders’ equity	Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—

	Common stock, $5 par, 15,000,000 shares authorized, 8,101,539 shares issued	40,508	40,508

	Common stock issuable, 9,098 shares at June 30, 2000; 8,397 shares at December 31, 1999	4,200	3,937

	Additional paid-in capital	442,029	458,729

	Retained earnings	1,622,130	1,501,530

	Accumulated other comprehensive income, net	(47,725)	(26,047)

	Treasury stock — common, at cost - 451,419 shares at June 30, 2000; 377,738 shares at December 31, 1999	(209,125)	(181,611)

	Total stockholders’ equity	1,852,017	1,797,046

	Total liabilities and stockholders’ equity	$21,746,100	22,409,115

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended June 30		Six months ended June 30

In thousands, except per share		2000	1999	2000	1999

Interest income	Loans and leases, including fees	$362,435	321,843	$721,237	636,816

	Money-market assets

	Deposits at banks	14	48	24	55

	Federal funds sold and agreements to resell securities	2,833	5,381	12,421	9,204

	Trading account	646	1,380	757	2,625

	Investment securities

	Fully taxable	38,920	28,512	66,721	62,886

	Exempt from federal taxes	2,612	2,156	5,158	4,279

	Total interest income	407,460	359,320	806,318	715,865

Interest expense	NOW accounts	1,252	1,125	2,560	2,405

	Savings deposits	30,770	29,114	62,493	57,924

	Time deposits	100,281	89,182	198,529	180,074

	Deposits at foreign office	3,754	2,757	6,800	6,186

	Short-term borrowings	42,226	22,768	81,985	48,503

	Long-term borrowings	30,423	26,323	60,070	51,415

	Total interest expense	208,706	171,269	412,437	346,507

	Net interest income	198,754	188,051	393,881	369,358

	Provision for credit losses	6,000	8,500	15,000	17,000

	Net interest income after provision for credit losses	192,754	179,551	378,881	352,358

Other income	Mortgage banking revenues	14,972	18,613	29,531	40,087

	Service charges on deposit accounts	20,954	16,715	41,414	32,583

	Trust income	9,761	10,275	19,741	20,601

	Brokerage services income	8,054	7,448	17,462	13,624

	Trading account and foreign exchange gains (losses)	219	(3,242)	513	(2,073)

	Gain on sales of bank investment securities	26	—	26	220

	Other revenues from operations	19,396	16,997	36,693	34,480

	Total other income	73,382	66,806	145,380	139,522

Other expense	Salaries and employee benefits	76,938	71,378	153,639	139,815

	Equipment and net occupancy	17,583	17,480	35,702	35,504

	Printing, postage and supplies	4,222	4,348	8,716	8,458

	Amortization of goodwill and core deposit intangible	14,103	11,178	28,510	22,030

	Other costs of operations	42,864	41,163	79,740	79,206

	Total other expense	155,710	145,547	306,307	285,013

	Income before taxes	110,426	100,810	217,954	206,867

	Income taxes	38,888	35,772	78,181	74,923

	Net income	$71,538	65,038	$139,773	131,944

	Net income per common share

	Basic	$9.33	8.35	$18.18	17.00

	Diluted	9.07	8.00	17.68	16.33

	Cash dividends per common share	1.25	1.00	2.50	2.00

	Average common shares outstanding

	Basic	7,663	7,793	7,687	7,762

	Diluted	7,888	8,132	7,905	8,078

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Six months ended June 30

In thousands		2000	1999

Cash flows from	Net income	$139,773	131,944

operating activities	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	15,000	17,000

	Depreciation and amortization of premises and equipment	13,637	13,963

	Amortization of capitalized servicing rights	10,881	9,857

	Amortization of goodwill and core deposit intangible	28,510	22,030

	Provision for deferred income taxes	(6,968)	935

	Asset write-downs	1,114	914

	Net (gain) loss on sales of assets	2,456	(280)

	Net change in accrued interest receivable, payable	5,005	(4,066)

	Net change in other accrued income and expense	(31,442)	(42,846)

	Net change in loans held for sale	(18,035)	153,530

	Net change in trading account assets and liabilities	(5,432)	95,801

	Net cash provided by operating activities	154,499	398,782

Cash flows from	Proceeds from sales of investment securities

investing activities	Available for sale	112,288	24,789

	Other	20,052	7,154

	Proceeds from maturities of investment securities
	Available for sale	169,420	882,499

	Held to maturity	30,286	23,013

	Purchases of investment securities

	Available for sale	(265,206)	(93,913)

	Held to maturity	(31,232)	(16,112)

	Other	(20,498)	(2,965)

	Net increase in interest-bearing deposits at banks	(540)	(2,602)

	Additions to capitalized servicing rights	(31,238)	(8,709)

	Net increase in loans and leases	(556,844)	(496,024)

	Capital expenditures, net	(3,491)	(6,874)

	Acquisitions, net of cash acquired
	Banks and bank holding companies	—	(51,423)

	Other companies	(4,303)	—

	Purchases of bank owned life insurance	(35,000)	—

	Other, net	11,503	(3,992)

	Net cash provided (used) by investing activities	(604,803)	254,841

Cash flows from	Net decrease in deposits	(149,974)	(340,078)

financing activities	Net increase (decrease) in short-term borrowings	50,755	(303,037)

	Proceeds from long-term borrowings	1,246	299,152

	Payments on long-term borrowings	(1,449)	(64,534)

	Purchases of treasury stock	(54,947)	(789)

	Dividends paid — common	(19,151)	(15,595)

	Other, net	(3,252)	10,257

	Net cash used by financing activities	(176,772)	(414,624)

	Net increase (decrease) in cash and cash equivalents	$(627,076)	238,999

	Cash and cash equivalents at beginning of period	1,236,310	722,858

	Cash and cash equivalents at end of period	$609,234	961,857

Supplemental	Interest received during the period	$799,839	718,860

disclosure of cash	Interest paid during the period	398,551	354,094

flow information	Income taxes paid during the period	80,713	112,794

Supplemental schedule of	Real estate acquired in settlement of loans	$5,612	4,470

noncash investing and	Acquisition of banks and bank holding companies:

financing activities	Common stock issued	—	58,746

	Fair value of:

	Assets acquired (noncash)	—	650,841

	Liabilities assumed	—	616,928

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income, net	stock	Total

1999

Balance — January 1, 1999	$—	40,508	3,752	480,014	1,271,071	2,869	(195,848)	$1,602,366

Comprehensive income:

Net income	—	—	—	—	131,944	—	—	131,944

Other comprehensive income, net of tax:

Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(16,464)	—	(16,464)

								115,480

Purchases of treasury stock	—	—	—	—	—	—	(789)	(789)

Acquisition of FNB Rochester Corp.	—	—	—	(718)			59,464	58,746

Stock-based compensation plans:

Exercise of stock options	—	—	—	(15,521)	—	—	27,072	11,551

Directors’ stock plan	—	—	—	3	—	—	148	151

Deferred bonus plan, net, including dividend equivalents	—		360	(11)	(17)	—	265	597

Common stock cash dividends -

$2.00 per share	—	—	—	—	(15,595)	—	—	(15,595)

Balance — June 30, 1999	$—	40,508	4,112	463,767	1,387,403	(13,595)	(109,688)	$1,772,507

2000

Balance — January 1, 2000	$—	40,508	3,937	458,729	1,501,530	(26,047)	(181,611)	$1,797,046

Comprehensive income:

Net income	—	—	—	—	139,773	—	—	139,773

Other comprehensive income, net of tax:

Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(21,678)	—	(21,678)

								118,095

Purchases of treasury stock	—	—	—	—	—	—	(54,947)	(54,947)

Stock-based compensation plans:

Exercise of stock options	—	—	—	(16,686)	—	—	27,012	10,326

Directors’ stock plan	—	—	—	(14)	—	—	162	148

Deferred bonus plan, net, including dividend equivalents	—	—	263	—	(22)	—	259	500

Common stock cash dividends -

$2.50 per share	—	—	—	—	(19,151)	—	—	(19,151)

Balance — June 30, 2000	$—	40,508	4,200	442,029	1,622,130	(47,725)	(209,125)	$1,852,017

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Six months ended June 200
In thousands	2000	1999

Beginning balance	$316,165	306,347

Provision for credit losses	15,000	17,000

Allowance obtained through acquisitions	—	5,636

Net charge-offs

Charge-offs	(19,230)	(23,673)

Recoveries	8,230	9,088

Total net charge-offs	(11,000)	(14,585)

Ending balance	$320,165	314,398

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Financial Statements included in the Company’s 1999 Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature. Certain reclassifications have been made to the 1999 financial statements to conform with the current year presentation.

2. Earnings per share

The computations of basic earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2000	1999	2000	1999

	(in thousands, except per share)
Income available to common stockholders:

Net income	$71,538	65,038	139,773	131,944

Weighted-average shares outstanding (including common stock issuable)	7,663	7,793	7,687	7,762

Basic earnings per share	$9.33	8.35	18.18	17.00

The computations of diluted earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2000	1999	2000	1999

	(in thousands, except per share)
Income available to common stockholders	$71,538	65,038	139,773	131,944

Weighted-average shares outstanding	7,663	7,793	7,687	7,762

Plus: incremental shares from assumed conversion of stock options	225	339	218	316

Adjusted weighted-average shares outstanding	7,888	8,132	7,905	8,078

Diluted earnings per share	$9.07	8.00	17.68	16.33

3. Comprehensive income

      The following tables display the components of other comprehensive income:

	Six months ended June 30, 2000

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
Unrealized losses on investment securities:

Unrealized holding losses during period	$(36,598)	(14,936)	(21,662)

Reclassification adjustment for gains realized in net income	26	10	16

Net unrealized losses	$(36,624)	(14,946)	(21,678)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Comprehensive income, continued

	Six months ended June 30, 1999

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
Unrealized losses on investment securities:

Unrealized holding losses during period	$(27,570)	(11,236)	(16,334)

Less: reclassification adjustment for gains realized in net income	220	90	130

Net unrealized losses	$(27,790)	(11,326)	(16,464)

      During the three-month period ended June 30, 2000, the Company securitized approximately $1.0 billion of residential mortgage loans. The resulting mortgage-backed securities were included in available-for-sale investment securities. The unrealized losses on such securities at June 30, 2000 were $20.5 million, net of applicable income tax effect of $14.2 million.

4. Acquisitions

On July 9, 2000, M&T entered into a definitive agreement with Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York, for a merger between the two companies. Upon completion of the merger, Premier National Bank, Premier’s national bank subsidiary, will be merged into Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal bank subsidiary. Premier National Bank operates 34 banking offices in the mid-Hudson Valley region of New York State. At June 30, 2000, Premier had approximately $1.6 billion of assets, including $1.0 billion of loans, and $1.4 billion of liabilities, including $1.3 billion of deposits. The merger, which will be accounted for as a purchase, is subject to a number of conditions, including the approvals of Premier’s stockholders and banking authorities, and is expected to be completed during the first quarter of 2001. Under the terms of the merger agreement, stockholders of Premier will receive $21.00 for each outstanding share of Premier common stock, which they may elect to receive in cash or in M&T common stock, although 50% of the 15.8 million shares of Premier common stock outstanding must be exchanged for M&T common stock. Premier stockholder elections will be subject to allocation and proration if the election for common stock would be more or less than 50%.

On May 16, 2000, M&T entered into a definitive agreement with Keystone Financial, Inc.(“Keystone”), a bank holding company headquartered in Harrisburg, Pennsylvania, for a merger between the two companies. At June 30, 2000, Keystone had total assets of approximately $7.0 billion, including $4.6 billion of loans and $1.7 billion of investment securities, and liabilities of $6.5 billion, including $5.0 billion of deposits. The merger, which will be accounted for as a purchase, has been approved by the boards of directors of each company, and is subject to a number of conditions, including the approval of applicable regulators, and the approval of both M&T and Keystone stockholders. It is currently anticipated that the merger will take place in the fourth quarter of 2000. Under the terms of the merger agreement, stockholders of Keystone may elect to receive .05 of a share of M&T common stock (and cash in lieu of any fractional share) or $21.50 in cash for each outstanding share of Keystone common stock. Subject to certain adjustments set forth in the merger agreements, 65% of the 48,930,000 shares of Keystone common stock outstanding on May 16, 2000 will be exchanged for shares of M&T common stock and the remaining shares will be converted for cash. The elections of Keystone’s stockholders will be subject to allocation and proration if either portion of the merger consideration is oversubscribed. In connection with the merger, M&T intends to declare a 10-for-1 split on its common stock and increase the cash dividend payable on its common stock to $2.50 per quarter on each pre-split share.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Acquisitions, continued

On June 1, 1999, M&T consummated the merger of FNB Rochester Corp.(“FNB”), a bank holding company headquartered in Rochester, New York.  Following the merger with FNB, First National Bank of Rochester, a wholly owned subsidiary of FNB, was merged into M&T Bank. In accordance with the terms of the merger agreements with FNB, M&T paid $76.3 million in cash and issued 122,516 shares of M&T common stock in exchange for FNB shares outstanding at the time of the acquisition. The purchase price of the transaction was approximately $135.0 million based on the cash paid to FNB stockholders and the market price of M&T common shares on December 8, 1998 before the terms of the merger were agreed to and announced by M&T and FNB. Acquired assets, loans and deposits of FNB on June 1, 1999 totaled approximately $676 million, $393 million and $511 million, respectively. The transaction was accounted for as a purchase and, accordingly, operations acquired from FNB have been included in the Company’s financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $98 million of goodwill and core deposit intangible. The goodwill is being amortized over twenty years using the straight-line method and the core deposit intangible is being amortized over eight years using an accelerated method. The Company incurred expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the Company of approximately $2.5 million ($1.7 million net of applicable income taxes) during the three-month and six-month periods ended June 30, 1999.

5. Borrowings

In January 1997, M&T Capital Trust I (“Trust I”), issued $150 million of 8.234% preferred capital securities. In June 1997, M&T Capital Trust II (“Trust II”), issued $100 million of 8.277% preferred capital securities. In February 1997, M&T Capital Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”) issued $60 million of 9.25% preferred capital securities. Including the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of the common securities of Trust III, the preferred capital securities of Trust III had a financial statement carrying value of approximately $69 million at June 30, 2000 and December 31, 1999.

Other than the following payment terms (and the redemption terms described below), the preferred capital securities issued by the Trusts (“Capital Securities”) are identical in all material respects:

	Distribution	Distribution
Trust	Rate	Dates

Trust I	8.234%	February 1 and August 1

Trust II	8.277%	June 1 and December 1

Trust III	9.25%	February 1 and August 1

The common securities of Trust I and Trust II are wholly owned by M&T and the common securities of Trust III are wholly owned by Olympia. The common securities of each trust (“Common Securities”) are the only class of each Trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding Trust and are classified in the Company’s consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in the Company’s Tier 1 capital.

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase the following amounts of junior

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings, continued

subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of M&T in the case of Trust I and Trust II and Olympia in the case of Trust III:

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

The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events (“Events”) set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after the stated optional redemption dates (February 1, 2007 in the case of Trust I and Trust III, and June 1, 2007 in the case of Trust II) contemporaneously with the Company’s optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at M&T’s option in the case of Trust I and Trust II and Olympia’s option in the case of Trust III (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities upon their early redemption will be expressed as a percentage of the liquidation amount plus accumulated but unpaid distributions. In the case of Trust I, such percentage adjusts annually and ranges from 104.117% at February 1, 2007 to 100.412% for the annual period ending January 31, 2017, after which the percentage is 100%,

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings, continued

subject to a make-whole amount if the early redemption occurs prior to February 1, 2007. In the case of Trust II, such percentage adjusts annually and ranges from 104.139% at June 1, 2007 to 100.414% for the annual period ending May 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to June 1, 2007. In the case of Trust III, such percentage adjusts annually and ranges from 104.625% at February 1, 2007 to 100.463% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007.

6. Segment information

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 19 to the Company’s consolidated financial statements as of and for the year ended December 31, 1999. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Information about the Company’s segments is presented in the following tables.

	Three months ended June 30

	2000			1999

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

	(in thousands)
Commercial Banking	$53,657	99	23,478	45,270	100	19,926

Commercial Real Estate	34,166	189	17,856	31,804	410	16,495

Discretionary Portfolio	13,817	(74)	7,653	15,349	(812)	8,667

Residential Mortgage Banking	26,322	5,789	1,238	34,198	9,364	5,972

Retail Banking	133,090	2,285	37,818	110,451	2,572	26,617

All Other	11,084	(8,288)	(16,505)	17,785	(11,634)	(12,639)

Total	$272,136	—	71,538	254,857	—	65,038

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Segment information, continued

	Six months ended June 30

	2000			1999

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

	(in thousands)
Commercial Banking	$104,688	186	44,972	90,724	224	40,662

Commercial Real Estate	67,431	390	35,100	60,445	678	30,889

Discretionary Portfolio	29,996	(168)	16,042	32,052	(812)	17,511

Residential Mortgage Banking	51,068	11,004	3,093	71,766	18,933	12,952

Retail Banking	261,071	4,719	70,922	215,863	4,513	51,161

All Other	25,007	(16,131)	(30,356)	38,030	(23,536)	(21,231)

Total	$539,261	—	139,773	508,880	—	131,944

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $2,250,000 and $1,838,000 for the three-month periods ended June 30, 2000 and 1999, respectively, and $4,456,000 and $3,663,000 for the six-month periods ended June 30, 2000 and 1999, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

	Average total assets

	Six months ended		Year ended
	June 30,		December 31,
	2000	1999	1999

	(in millions)
Commercial Banking	$4,869	4,142	4,277

Commercial Real Estate	4,630	3,929	4,118

Discretionary Portfolio	6,477	6,778	6,827

Residential Mortgage Banking	539	647	635

Retail Banking	4,536	4,075	4,244

All Other	1,093	868	956

Total	$22,144	20,439	21,057

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) earned $71.5 million or $9.07 of diluted earnings per common share in the second quarter of 2000, increases of 10% and 13%, respectively, from the second quarter of 1999 when net income was $65.0 million or $8.00 of diluted earnings per common share. Net income was $68.2 million or $8.61 of diluted earnings per common share in the initial 2000 quarter. Basic earnings per common share rose 12% to $9.33 in the recent quarter from $8.35 in the year-earlier quarter and 5% from $8.85 earned in the first quarter of 2000. For the six months ended June 30, 2000, net income was $139.8 million or $17.68 per diluted share, up 6% and 8%, respectively, from $131.9 million or $16.33 per diluted share during the first half of 1999. Basic earnings per share rose to $18.18 in the first six months of 2000 from $17.00 in the corresponding 1999 period. The after-tax impact of nonrecurring merger-related expenses largely associated with M&T’s June 1, 1999 acquisition of FNB Rochester Corp. (“FNB”) was $1.7 million or $.21 of diluted earnings per share and $.22 of basic earnings per share in the second quarter and first six months of 1999.

      The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the second quarter of 2000 was 1.32%, compared with 1.27% in the year-earlier quarter and 1.22% in 2000’s initial quarter. The annualized return on average common stockholders’ equity was 15.75% in the recent quarter, compared with 15.23% in the second quarter of 1999 and 15.14% in the first quarter of 2000. During the first half of 2000, the annualized rates of return on average assets and average common stockholders’ equity were 1.27% and 15.45%, respectively, compared with 1.30% and 15.88%, respectively, in the corresponding 1999 period. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.30% and 15.63%, respectively, during the second quarter of 1999, and 1.32% and 16.08%, respectively, during the first six months of 1999.

      On July 9, 2000, M&T entered into a definitive agreement with Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York, for a merger between the two companies. Upon completion of the merger, Premier National Bank, Premier’s national bank subsidiary, will be merged into Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal banking subsidiary. Premier National Bank operates 34 banking offices in the mid-Hudson Valley region of New York State. At June 30, 2000, Premier had approximately $1.6 billion of assets, including $1.0 billion of loans, and $1.4 billion of liabilities, including $1.3 billion of deposits. The merger, which will be accounted for as a purchase, is subject to a number of conditions, including the approvals of Premier’s stockholders and banking authorities, and is expected to be completed during the first quarter of 2001. Under the terms of the merger agreement, shareholders of Premier will receive $21.00 for each outstanding share of Premier common stock, which they may elect to receive in cash or in M&T common stock, although 50% of the 15.8 million shares of Premier common stock outstanding must be exchanged for M&T common stock. Premier stockholder elections will be subject to allocation and proration if the election for common stock would be more or less than 50%.

      On May 16, 2000, M&T entered into a definitive agreement with Keystone Financial, Inc. (“Keystone”), a bank holding company headquartered in Harrisburg, Pennsylvania, for a merger between the two companies. Upon completion of the merger, Keystone Financial Bank, N.A., Keystone’s national bank subsidiary, will be merged into M&T Bank. Keystone Financial Bank, N.A. operates 177 banking offices in 31 Pennsylvania counties, three Maryland counties and one county in West Virginia. At June 30, 2000, Keystone had approximately $7.0 billion of assets, including approximately $4.6 billion of loans and $1.7 billion of investment securities, and approximately $6.5 billion of liabilities, including approximately $5.0 billion of deposits. The merger, which will be accounted for as a purchase, is subject to a number of conditions, including the approvals of stockholders of both companies and banking authorities, and is expected to be completed during the fourth quarter of 2000. Under the terms of the merger agreement, stockholders of Keystone will have the option to receive either .05 of a share of common stock of M&T (and cash in lieu of fractional shares) or $21.50 in cash in exchange for each share of Keystone common stock. The merger agreement provides that the total number of shares of Keystone common stock to be exchanged for shares of common stock of M&T shall be 65% of the 48.9 million shares of Keystone common stock outstanding on May 16, 2000. Keystone shareholder elections to receive shares of common stock of M&T or cash are subject to allocation and proration as set forth in the merger agreement. In connection with the merger, M&T intends to declare a 10-for-1 split of its common stock, and to increase the cash dividend payable on its common stock after the transaction to the equivalent of $2.50 per quarter on each pre-split share.

      On March 1, 2000, M&T Bank completed the acquisition of Matthews, Bartlett & Dedecker, Inc. (“MBD”), an insurance agency located in Buffalo, New York. MBD provides insurance services principally to the commercial market and operates as a subsidiary of M&T Bank. The acquisition has not had a material impact on the Company’s financial position or its results of operations.

      On March 31, 2000, The Chase Manhattan Bank (“Chase”) transferred trust and fiduciary accounts with assets of approximately $147 million to M&T Bank, completing a transaction that began in September 1999 with the acquisition from Chase of 29 branch offices in Upstate New York and the investment management and custody accounts associated with those offices. At the time of closing in September 1999, the branches had approximately $634 million of deposits and approximately $44 million of retail installment and commercial loans, and the investment management and custody accounts had assets of approximately $286 million.

      On June 1, 1999, M&T completed the acquisition of FNB Rochester Corp. (“FNB”), a bank holding company headquartered in Rochester, New York. Immediately after the acquisition, FNB’s banking subsidiary, First National Bank of Rochester, which operated 17 banking offices in western and central New York State, was merged with and into M&T Bank. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operations of FNB have been included in the financial results of the Company since the acquisition date. FNB’s stockholders received $76 million in cash and 122,516 shares of M&T common stock in exchange for FNB shares outstanding at the time of acquisition. Assets acquired totaled approximately $676 million and included loans and leases of $393 million and investment securities of $148 million. Liabilities assumed on June 1, 1999 were approximately $541 million and included $511 million of deposits.

Cash Operating Results

As a result of acquisitions accounted for using the purchase method of accounting, M&T had recorded as assets goodwill and core deposit intangible totaling $625 million at June 30, 2000, $621 million at June 30, 1999 and $648 million at December 31, 1999. Since the amortization of goodwill and core deposit intangible does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a “cash” (or “tangible”) basis (which excludes the after-tax effect of amortization of goodwill and core deposit intangible and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein do not exclude the effect of other non-cash operating expenses such as depreciation, provision for credit losses, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis data does, however, exclude the after-tax impact of nonrecurring merger-related expenses associated with the acquisition of FNB.

      Cash net income rose 8% to $82.9 million in the second quarter of 2000 from $76.5 million in the comparable quarter of 1999. Diluted cash earnings per share for the recent quarter were $10.51, up 12% from $9.41 in the year-earlier quarter. Cash net income and diluted cash earnings per share were $79.8 million and $10.08, respectively, in the initial 2000 quarter. For the first six months of 2000, cash net income and diluted cash earnings per share were $162.8 million and $20.59, respectively, up 7% and 9%, respectively, from $152.8 million and $18.92 in the similar 1999 period.

      On an annualized basis, cash return on average tangible assets was 1.57% in the recent quarter, compared with 1.53% in the second quarter of 1999 and 1.47% in the initial quarter of 2000. Cash return on average tangible common equity was an annualized 27.46% in the second quarter of 2000, compared with 26.13% in the year-earlier quarter and 26.95% in the first quarter of 2000. For the first half of 2000, the annualized cash return on average tangible assets and average tangible common stockholders’ equity was 1.52% and 27.21%, respectively, compared with 1.55% and 26.88%, respectively, in the corresponding 1999 period. Including the effect of merger-related expenses, the annualized cash returns on average tangible assets for the second quarter and first half of 1999 were 1.50% and 1.53%, respectively, and the annualized cash returns on average tangible common stockholders’ equity were 25.55% and 26.58%, respectively.

Taxable-equivalent Net Interest Income

Net interest income expressed on a taxable-equivalent basis was $201.0 million in the second quarter of 2000, up 6% from $189.9 million in the year-earlier quarter. Growth in average loans and leases was the most significant factor contributing to the increase. Average loans and leases rose $1.1 billion, or 7%, to $17.2 billion in the second quarter of 2000 from $16.1 billion in the year-earlier quarter. Taxable-equivalent net interest income was $197.3 million in the first quarter of 2000 when average loans and leases were $17.5 billion. The 2% decline in average loans and leases from the first quarter of 2000 reflects the securitization of approximately $1.0 billion of residential mortgage loans during the recent quarter. The resulting mortgage-backed securities, which are fully guaranteed by the Federal National Mortgage Association, are included in the Company’s portfolio of available-for-sale investment securities. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions
		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2000	1999	2000

Commercial, financial, etc.	$3,863	21%	3%

Real estate — commercial	6,710	17	2

Real estate — consumer	3,464	(17)	(15)

Consumer

Automobile	1,323	(8)	(4)

Home equity	940	22	4

Other	881	23	7

Total consumer	3,144	7	1

Total	$17,181	7%	(2)%

      For the first half of 2000, taxable-equivalent net interest income was $398.3 million, up 7% from $373.0 million in the corresponding 1999 period. An increase in average loans and leases of $1.4 billion was the leading factor contributing to this improvement.

      Investment securities averaged $2.6 billion in the recent quarter, up from $2.1 billion in the second quarter of 1999 and $2.0 billion in the initial quarter of 2000. The increase from the prior periods was largely the result of the impact of the previously mentioned residential mortgage loan securitization. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations, commercial real estate mortgage-backed securities, and shorter-term U.S. Treasury notes. The Company has also invested in debt securities issued by municipalities and debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to prepayment and other risks assumed. The Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security.

      Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, Federal funds sold and agreements to resell securities, averaged $213 million in 2000’s second quarter, compared with $516 million in the year-earlier quarter and $669 million in the first quarter of 2000. In general, the size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

      As a result of the changes described herein, average earning assets increased 7% to $20.0 billion in the recent quarter from $18.6 billion in the second quarter of 1999. Average earning assets were $20.1 billion in the first quarter of 2000 and aggregated $20.1 billion and $18.7 billion for the six months ended June 30, 2000 and 1999, respectively.

      Core deposits, consisting of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000, represent the most significant source of funding to the Company and generally carry lower interest rates than wholesale funds of comparable maturities. The Company’s branch network is the principal source of core deposits. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T. Average core deposits totaled $12.5 billion in the second and first quarters of 2000, up from $11.6 billion in the second quarter of 1999. The accompanying table provides an analysis of quarterly changes in the components of average core deposits. For the six months ended June 30, 2000 and 1999, core deposits averaged $12.5 billion and $11.5 billion, respectively.

AVERAGE CORE DEPOSITS
Dollars in millions
		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2000	1999	2000

NOW accounts	$413	11%	(5)%

Savings deposits	5,299	5	(1)

Time deposits less than $100,000	4,584	8	(1)

Noninterest-bearing deposits	2,175	15	3

Total	$12,471	8%	—%

      In addition to core deposits, the Company obtains funding through domestic time deposits of $100,000 or more, deposits originated through M&T Bank’s offshore branch office, and brokered certificates of deposit. Brokered deposits have been used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $735 million during the recent quarter and totaled $638 million at June 30, 2000. Brokered deposits averaged $864 million in the initial quarter of 2000 and $1.2 billion during the second quarter of 1999. The weighted average remaining term to maturity of brokered deposits at June 30, 2000 was 1.4 years. However, certain of the deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of the brokered deposits. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

      In addition to deposits, the Company uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $2.7 billion in the recent quarter, compared with $1.9 billion in the second 1999 quarter and $2.8 billion in the first quarter of 2000. Long-term borrowings averaged $1.8 billion in the first and second quarters of 2000 and in the second quarter of 1999. Included in average long-term borrowings during each of the quarters referred to in the preceding sentence were $1.3 billion of FHLB borrowings, $319 million of trust preferred securities and $175 million of subordinated capital notes. Further information regarding the trust preferred securities is provided in note 5 of Notes to Financial Statements.

      Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as well as changes in interest rates and spreads, can impact net interest income. Higher levels of interest rates following actions taken by the Federal Reserve Board since the third quarter of 1999 have contributed to increases in the Company’s yield on earning assets and the rate paid on interest-bearing liabilities. Reflecting a greater rise in the rate paid on interest-bearing liabilities than in the yield on earning assets, net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.45% in the second quarter of 2000, down from 3.56% in the year-earlier quarter. The yield on earning assets increased 48 basis points (hundredths of one percent) to 8.25% in the second quarter of 2000 from 7.77% in the second quarter of 1999. The rate paid on interest-bearing liabilities in the second quarter of 2000 was 4.80%, up 59 basis points from 4.21% in the corresponding 1999 quarter. The net interest spread was 3.37% in the first quarter of 2000 when the yield on earning assets was 8.01% and the rate paid on interest-bearing liabilities was 4.64%. For the first half of 2000, the net interest spread was 3.41%, a decrease of 10 basis points from 3.51% in the corresponding 1999 period. The yield on earning assets and the rate paid on interest-bearing liabilities was 8.13% and 4.72%, respectively, in the first half of 2000, compared with 7.78% and 4.27%, respectively, a year earlier.

      Interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit intangible. The contribution to net interest margin, or taxable equivalent net interest income expressed as an annualized percentage of average earning assets, of net interest-free funds was .60% in the second quarter of 2000, compared with .53% in the corresponding 1999 quarter and .57% in the first quarter of 2000. For the first six months of the year, the contribution of net interest-free funds to net interest margin was .58% in 2000 and .52% in 1999. Average net interest-free funds totaled $2.5 billion in the second quarter of 2000, up from $2.3 billion a year earlier and equal to the initial 2000 quarter. During the first half of 2000 and 1999, average net interest-free funds were $2.5 billion and $2.3 billion, respectively.

      Reflecting the changes described herein, the Company’s net interest margin was 4.05% in 2000’s second quarter, compared with 4.09% in the year-earlier quarter and 3.94% in the initial 2000 quarter. During the first six months of 2000 and 1999, the net interest margin was 3.99% and 4.03%, respectively.

      As part of the management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Revenue and expense arising from these agreements are reflected in either the yields earned on assets or, as appropriate, rates paid on interest-bearing liabilities. Excluding forward-starting swaps, the notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of June 30, 2000 and 1999 was $671 million and $1.8 billion, respectively. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under the terms of $49 million of swaps, the Company pays a fixed rate of interest and receives a variable rate. At June 30, 2000, the weighted average rates to be received and paid under interest rate swap agreements were 6.37% and 6.57%, respectively. To help manage exposure resulting from changing interest rates in future periods, the Company had also entered into forward-starting swaps with an aggregate notional amount as of June 30, 2000 of $373 million in which the Company will pay a fixed rate of interest and receive a variable rate. The forward-starting swaps had no effect on the Company’s net interest income through June 30, 2000. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands
	Three months ended June 30

	2000		1999

	Amount	Rate*	Amount	Rate*

Increase (decrease) in:

Interest income	$106	—%	4,090	.09%

Interest expense	55	—	(4,302)	(.11)

Net interest income/margin	$51	—%	$8,392	.18%

Average notional amount **	$937,902		$2,052,899

	Six months ended June 30

	2000		1999

	Amount	Rate*	Amount	Rate*

Increase (decrease) in:

Interest income	$742	.01%	$8,083	.09%

Interest expense	(340)	—	(8,648)	(.11)

Net interest income/margin	$1,082	.01%	$16,731	.18%

Average notional amount **	$1,163,597		$2,194,941

* Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
** Excludes forward-starting interest rate swaps.

      The Company estimates that as of June 30, 2000 it would have received approximately $14 million if all interest rate swap agreements entered into for interest rate risk management purposes had been terminated, compared with $28 million a year earlier and $25 million at December 31, 1999. The estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company’s overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not recorded in the consolidated financial statements.

      As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loan and deposit withdrawals, to fund operating costs, and to be used for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, as well as other available borrowing facilities. M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. These historic sources of cash flows were augmented in 1997 by the proceeds from issuance of trust preferred securities. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which borrowings outstanding at June 30, 2000 totaled $19 million.

      In connection with the pending acquisitions of Keystone and Premier as previously described, the Company expects to issue approximately $500 million of subordinated capital notes and, as a result, expects to have sufficient liquid assets to fund the cash portion of the consideration to be paid in connection with the acquisitions. On an ongoing basis, management closely monitors the Company’s liquidity position for compliance with internal policies and does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either M&T or its subsidiary banks.

      Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Company to interest rate risk. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and off-balance sheet financial instruments. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of both on- and off-balance sheet financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of mortgage-related assets and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analyses of market values of the Company’s financial instruments.

      The Asset-Liability Committee, which includes members of senior management, monitors the Company’s interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit gathering activities, as well as statistically derived interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and entering into, modifying or terminating interest rate swap agreements.

      The accompanying table as of June 30, 2000 and December 31, 1999 displays the estimated impact on net interest income from non-trading financial instruments resulting from changes in interest rates during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
(dollars in thousands)	Calculated increase (decrease)
	in projected net interest income
Changes in Interest Rates	June 30, 2000	December 31, 1999

+200 basis points	$3,964	7,996

+100 basis points	2,827	4,476

-100 basis points	8,080	4,198

-200 basis points	10,229	2,462

      The calculation of the impact of changes in interest rates on net interest income was based upon many assumptions, including prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumed gradual changes in interest rates of 100 and 200 basis points up and down during a twelve-month period. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of interest rate changes and changes in market conditions, as well as any actions, such as those previously described, which management may take to counter such changes.

      The Company engages in trading activities to meet the financial needs of customers and to profit from perceived market opportunities. Financial instruments utilized in trading activities have included forward and futures contracts related to foreign currencies and mortgage-backed securities, U.S. Treasury and other government securities, mortgage-backed securities and interest rate contracts such as swaps. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions as well as the type of trading activities conducted by the Company are subject to a well-defined series of potential loss exposure limits established by the Asset-Liability Committee.

      The notional amounts of interest rate and foreign currency and other option and futures contracts totaled $1.0 billion and $.5 billion, respectively, at June 30, 2000, $1.8 billion and $.9 billion, respectively, at June 30, 1999, and $799 million and $573 million, respectively, at December 31, 1999. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $35 million and $22 million, respectively, at June 30, 2000, $454 million and $427 million, respectively, at June 30, 1999, and $641 million and $633 million, respectively, at December 31, 1999. Included in trading account assets at June 30, 1999 and December 31, 1999 were mortgage-backed securities that served as collateral securing certain money-market assets. The obligations to return such collateral were recorded as noninterest-bearing trading account liabilities, and were included in accrued interest and other liabilities in the Company’s consolidated balance sheet. The fair value of such collateral (and the related obligation to return collateral) was $385 million at June 30, 1999 and $600 million at December 31, 1999. There was no similar collateral held at June 30, 2000. Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

A provision for credit losses is recorded to adjust the Company’s allowance for credit losses to a level that is adequate to absorb losses inherent in the loan and lease portfolio. The provision for credit losses in the second quarter of 2000 was $6.0 million, down from $8.5 million in the second quarter of 1999 and $9.0 million in the initial quarter of 2000. The decrease in the provision reflects the previously noted securitization that occurred during the recent quarter whereby approximately $1 billion of residential mortgage loans were transferred into mortgage-backed securities guaranteed by the Federal National Mortgage Association, consideration of relatively lower levels of non-performing loans and net charge-offs, and other factors. Net loan charge-offs totaled $4.4 million in the second quarter of 2000, compared with $6.5 million in the year-earlier quarter and $6.6 million in the first quarter of 2000. Net charge-offs as an annualized percentage of average loans and leases were .10% in the recent quarter, compared with .16% in the corresponding 1999 quarter and .15% in the initial quarter of 2000. Net charge-offs of consumer loans and leases in the second quarter of 2000 were $3.7 million, compared with $5.1 million in the year-earlier quarter and $4.6 million in 2000’s initial quarter. Net consumer loan charge-offs as an annualized percentage of average consumer loans and leases were .47% in the recent quarter, compared with .69% in the second quarter of 1999 and .59% in 2000’s first quarter. For the six months ended June 30, 2000 and 1999, the provision for credit losses was $15.0 million and $17.0 million, respectively. Through June 30, net charge-offs were $11.0 million in 2000 and $14.6 million in 1999, representing .13% and .18%, respectively, of average loans and leases. Consumer loan net charge-offs totaled $8.3 million and $10.4 million during the six months ended June 30, 2000 and 1999, respectively.

      Nonperforming loans were $91.3 million or .54% of total loans and leases outstanding at June 30, 2000, compared with $108.4 million or .66% at June 30, 1999, $103.2 million or .59% at December 31, 1999, and $96.4 million or .54% at March 31, 2000. Nonperforming commercial real estate loans totaled $10.2 million at June 30, 2000, $18.9 million at June 30, 1999, $13.4 million at December 31, 1999, and $12.3 million at March 31, 2000. Nonperforming consumer loans and leases totaled $23.8 million at June 30, 2000, compared with $17.8 million at June 30, 1999, $27.3 million at December 31, 1999, and $24.2 million at March 31, 2000. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .74% at June 30, 2000, .80% at June 30, 1999, and .88% at December 31, 1999 and .78% at March 31, 2000. Nonperforming residential mortgage loans totaled $38.2 million and $55.0 million at June 30, 2000 and 1999, respectively, $40.0 million at December 31, 1999, and $40.1 million at March 31, 2000. Commercial loans and leases classified as nonperforming aggregated $19.1 million at June 30, 2000, $16.7 million at June 30, 1999, $22.5 million at December 31, 1999 and $19.8 million at March 31, 2000. Assets acquired in settlement of defaulted loans were $8.4 million at June 30, 2000, $10.1 million at June 30, 1999, $10.0 million at December 31, 1999 and $9.2 million at March 31, 2000.

      A comparative summary of nonperforming assets and certain credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSETS
Dollars in thousands
	2000 Quarters			1999 Quarters
	Second	First	Fourth	Third	Second

Nonaccrual loans	$53,802	58,060	61,816	77,716	68,285

Loans past due 90 days or more	28,584	29,407	31,017	29,618	31,988

Renegotiated loans	8,877	8,910	10,353	8,958	8,146

Total nonperforming loans	91,263	96,377	103,186	116,292	108,419

Real estate and other assets owned	8,415	9,244	10,000	10,237	10,108

Total nonperforming assets	$99,678	105,621	113,186	126,529	118,527

Government guaranteed nonperforming loans*	$19,609	17,156	16,529	16,137	14,618

Nonperforming loans to total loans and leases, net of unearned discount	.54%	.54%	.59%	.68%	.66%

Nonperforming assets to total net loans and leases and real estate and other assets owned	.59%	.60%	.65%	.74%	.72%

* Included in total nonperforming loans.

      The allowance for credit losses was $320.2 million, or 1.89% of total loans and leases at June 30, 2000, compared with $314.4 million or 1.90% a year earlier, $316.2 million or 1.82% at December 31, 1999 and $318.6 million or 1.80% at March 31, 2000. The ratio of the allowance for credit losses to nonperforming loans was 351% at the most recent quarter-end, compared with 290% a year earlier, 306% at December 31, 1999 and 331% at March 31, 2000. The increase in the allowance as a percentage of total loans at June 30, 2000 compared with March 31, 2000 and December 31, 1999 reflects management’s evaluation of the loan and lease portfolio, the impact of economic conditions and trends on borrowers’ abilities to repay loans and leases, the securitization of approximately $1 billion of residential mortgage loans in the second quarter of 2000, and other factors. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Given the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular, coupled with the amount of commercial and industrial loans to businesses in New York State outside of the New York City metropolitan area and significant growth in recent years in loans to individual consumers, management cautiously evaluated the impact of interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when assessing the adequacy of the Company’s allowance for credit losses as of June 30, 2000. Based upon the results of such review, management believes that the allowance for credit losses at June 30, 2000 was adequate to absorb credit losses inherent in the Company’s portfolio as of that date.

Other Income

Other income totaled $73.4 million in the second quarter of 2000, compared with $66.8 million in the year-earlier quarter and $72.0 million in the first quarter of 2000.

      Mortgage banking revenues totaled $15.0 million in the recent quarter, compared with $18.6 million in the year-earlier quarter and $14.6 million in the first quarter of 2000. The decline in such revenues in 2000 as compared with the second quarter of 1999 was largely due to the impact of rising interest rates on residential mortgage loan origination volume. In particular, mortgage banking revenues in the second quarter of 1999 reflected a generally more favorable interest rate environment for borrowers, whereas higher interest rates initiated by the Federal Reserve during the last twelve months negatively impacted mortgage loan origination volume. During the second quarter of 2000, residential mortgage loans originated for sale to other investors totaled $591 million, compared with $663 million in 1999’s second quarter and $409 million in the first quarter of 2000. Gains from sales of residential mortgage loans and loan servicing rights were $5.7 million in the recent quarter, compared with $10.7 million in the year-earlier quarter and $6.7 million in 2000’s first quarter. Residential mortgage loan servicing fees were $7.8 million in the recently completed quarter, compared with $6.6 million in the corresponding 1999 quarter and $6.4 million in the initial quarter of 2000. Residential mortgage loans serviced for others totaled $8.7 billion at June 30, 2000, $7.1 billion at June 30, 1999 and $7.2 billion at December 31, 1999. Capitalized mortgage servicing assets were $81 million at June 30, 2000 and $61 million at June 30 and December 31, 1999. Residential mortgage loans held for sale totaled $257 million and $292 million at June 30, 2000 and 1999, respectively, and $239 million at December 31, 1999.

      Service charges on deposit accounts were $21.0 million in the second quarter of 2000, up from $16.7 million in the comparable quarter of the previous year and from $20.5 million in the first quarter of 2000. The higher levels of income in the first and second quarters of 2000 were the result of a third quarter 1999 increase in fees, combined with the impact of the 1999 acquisitions of FNB and the Chase branches. Trust income was $9.8 million in the second quarter of 2000, compared with $10.3 million a year earlier and $10.0 million in 2000’s initial quarter. Brokerage services income, which is comprised of revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $8.1 million in the recent quarter, compared with $7.4 million in the year-earlier quarter and $9.4 million in the first quarter of 2000. Trading account and foreign exchange activity resulted in gains of $219 thousand in the second quarter of 2000, compared with losses of $3.2 million in the year-earlier quarter. The losses in the second quarter of 1999 were largely due to a $3 million loss incurred when a counterparty defaulted on the settlement of outstanding foreign exchange contracts. In the first quarter of 2000, trading account and foreign exchange activity resulted in gains of $294 thousand. Other revenues from operations totaled $19.4 million in the recent quarter, compared with $17.0 million in the corresponding quarter of 1999 and $17.3 million in the initial quarter of 2000. Included in other revenues from operations is tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $6.0 million in the second quarter of 2000, compared with $7.0 million and $5.6 million in the second quarter of 1999 and the initial 2000 quarter, respectively. The carrying value of bank owned life insurance is included in other assets in the consolidated balance sheet and totaled $436 million and $379 million at June 30, 2000 and 1999, respectively, and $389 million at December 31, 1999. Also included in other revenues from operations were fees earned from insurance-related services. Such fees were up $1.7 million and $1.1 million in the recent quarter compared with the second quarter of 1999 and first quarter of 2000, respectively, largely the result of the March 1, 2000 acquisition of MBD.

      Other income totaled $145.4 million in the first half of 2000, up 4% from $139.5 million in the year-earlier period.

      For the six-month period ended June 30, 2000, mortgage banking revenues totaled $29.5 million, down 26% from $40.1 million in the corresponding 1999 period. The decline in such revenues was the result of the higher interest rate environment previously noted. Compared with the first half of 1999, gains from sales of residential mortgage loans and loan servicing rights in 2000 decreased $11.3 million, or 48%. Reflecting the third quarter 1999 increase in fees noted earlier and the 1999 acquisitions of FNB and the Chase branches, service charges on deposit accounts were $41.4 million during the first six months of 2000, an increase of 27% from $32.6 million in the comparable year-earlier period. Trust income decreased 4% to $19.7 million in the first half of 2000 from $20.6 million in the corresponding 1999 period. Brokerage services income increased 28% to $17.5 million in the first six months of 2000 from $13.6 million in the similar 1999 period. Trading account and foreign exchange activity resulted in gains of $513 thousand for the initial half of 2000, compared with losses of $2.1 million during the first six months of 1999. The losses in 1999 were largely the result of the previously mentioned counterparty default on settling foreign exchange contracts. Other revenues from operations increased 6% to $36.7 million in the first six months of 2000 from $34.5 million in the comparable 1999 period. The rise resulted in part from increases in fees from insurance services of $2.4 million and higher letter of credit and other credit-related fees of $1.1 million. Included in other revenues from operations for the first six months of 1999 was a nonrecurring $2.9 million award received in recognition of the Company’s community reinvestment activities.

Other Expense

Excluding amortization of goodwill and core deposit intangible and the 1999 nonrecurring merger-related expenses, other expense totaled $141.6 million in the second quarter of 2000, up from $131.8 million in the second quarter of 1999 and $136.2 million in the first quarter of 2000. On the same basis, through the first half of 2000, other expense totaled $277.8 million, an increase of 7% from $260.5 million in the comparable 1999 period. Goodwill and core deposit intangible amortization was $14.1 million in the second quarter of 2000, up from $11.2 million in the second quarter of 1999, but down slightly from $14.4 million in the first quarter of 2000. Amortization of goodwill and core deposit intangible totaled $28.5 million in the first six months of 2000, up from $22.0 million in the corresponding 1999 period. The increases from the 1999 periods resulted from amortization related to the FNB and Chase branch acquisitions. Nonrecurring merger-related expenses were $2.5 million in the second quarter and first half of 1999. There were no significant similar expenses in the comparable periods of 2000.

      Salaries and employee benefits expense was $76.9 million in the recent quarter, 8% higher than the $71.4 million in the corresponding 1999 quarter, but comparable to $76.7 million in the first quarter of 2000. For the first six months of 2000, salaries and employee benefits expense increased 10% to $153.6 million from $139.8 million in the corresponding 1999 period. The increases from 1999 were attributable to merit salary increases, costs associated with higher staffing levels resulting from the acquisitions of FNB and the Chase branches, and increased expenses associated with incentive-based compensation arrangements.

      Excluding amortization of goodwill and core deposit intangible and the previously mentioned 1999 merger-related expenses, nonpersonnel expense totaled $64.7 million in the second quarter of 2000, up from $60.5 million in the second quarter of 1999 and $59.5 million in the first quarter of 2000. On the same basis, such expenses were $124.2 million during the first six months of 2000, an increase of 3% from $120.7 million during the corresponding 1999 period. Contributing to the increases in nonpersonnel expense from prior periods were a $2.6 million pre-tax loss incurred in the second quarter of 2000 related to real property obtained in a prior acquisition and higher expenses for professional services and amortization of capitalized servicing rights.

Capital

Stockholders’ equity at June 30, 2000 was $1.9 billion or 8.52% of total assets, compared with $1.8 billion or 8.36% of total assets a year earlier and $1.8 billion or 8.02% at December 31, 1999. On a per share basis, stockholders’ equity was $241.80 at June 30, 2000, up from $224.81 and $232.41 at June 30 and December 31, 1999, respectively. Excluding goodwill and core deposit intangible, net of applicable tax effect, tangible equity per share was $162.76 at June 30, 2000, compared with $149.14 at June 30, 1999 and $151.40 at December 31, 1999.

      Stockholders’ equity at June 30, 2000 reflected a loss of $47.7 million, or $6.23 per share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale, compared with unrealized losses of $13.6 million or $1.72 per share at June 30, 1999 and $26.0 million or $3.37 per share at December 31, 1999. At June 30, 2000, net unrealized losses associated with the mortgage-backed securities resulting from the securitization during the recent quarter of approximately $1 billion of residential mortgage loans were $20.5 million or $2.68 per share. Unrealized gains and losses on investment securities classified as available for sale are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of such securities. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

      Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. Core capital included the $319 million carrying value of trust preferred securities. As of June 30, 2000, total capital also included $130 million of subordinated notes issued by M&T Bank in prior years.

      The Company internally generates significant amounts of regulatory capital. The rate of regulatory capital generation, or cash net income (including the impact of nonrecurring merger-related expenses) less dividends paid expressed as an annualized percentage of regulatory “total capital” at the beginning of the period, during the second quarter of 2000 was 15.53%, or $73.4 million, compared with 14.90% or $66.9 million in the year-earlier quarter and 15.31% or $70.2 million in the first 2000 quarter.

      The regulatory capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of June 30, 2000 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
June 30, 2000

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.

Core capital	8.63%	8.55%	10.57%

Total capital	10.59%	10.53%	11.48%

Leverage	7.47%	7.50%	6.08%

      In November 1999, M&T announced a plan to repurchase up to 190,465 common shares for reissuance upon the possible future exercise of outstanding stock options. Through June 30, 2000, M&T had repurchased 163,286 shares of common stock pursuant to such plan at an average cost of $427.44 per share.

Segment Information

The Commercial Banking segment’s earnings were $23.5 million in the second quarter of 2000, up from $19.9 million in the similar 1999 quarter and $21.5 million in the first quarter of 2000. The major factors for the increase from the year-earlier period were a $7.5 million increase in net interest income, due to a 19% increase in average loans outstanding and a 12% increase in average deposit balances, partially offset by a $1.2 million increase in operating expenses. The increase from the first quarter of 2000 was due to higher net interest income of $2.2 million, resulting from a 3% increase in average loans outstanding, and a $1.4 million decrease in the provision for credit losses. For the six months ended June 30, 2000 and 1999, earnings for this segment were $45.0 million and $40.7 million, respectively. The higher net income in 2000 resulted largely from an increase of $12.1 million in net interest income, due to increases of 18% and 10% in average loans and deposits, respectively, offset, in part, by a $3.7 million increase in the provision for credit losses. Growth in most markets served by the Company, as well as the impact of loans obtained in the FNB acquisition, contributed to the higher loan balances.

      In the second quarter of 2000, the Commercial Real Estate segment contributed net income of $17.9 million, compared with $16.5 million in the year-earlier period and $17.2 million in the initial 2000 quarter. An increase in net interest income, the result of higher average loan balances, and higher income earned from credit-related fees were the major factors in the improvement in earnings over the second quarter of 1999. The increase from the first quarter was largely due to an increase in net recoveries, as well as higher fee income. Net income in the first six months of 2000 and 1999 were $35.1 million and $30.9 million, respectively. Higher net interest income of $6.0 million, the result of a 11% increase in average loan balances outstanding, was the major factor for the increase in net income for this segment.

      Net income contributed by the Discretionary Portfolio segment in the second quarter of 2000 totaled $7.7 million, compared with $8.7 million in the second quarter of 1999 and $8.4 million in the initial quarter of 2000. The decrease in net income from the second quarter of 1999 was, in part, due to a decrease in net interest income of $4.0 million, largely the result of a 20% decrease in average loans outstanding, and a $1.0 million decrease in tax-exempt income earned from bank owned life insurance. Partially offsetting these factors was a $3.3 million increase in trading account and foreign exchange gains largely resulting from a $3 million loss incurred during the second quarter of 1999 when a counterparty defaulted on the settlement of outstanding foreign exchange contracts. The decrease in earnings from the first quarter of 2000 was primarily due to lower net interest income resulting from a decline in average loans outstanding. For the first six months of 2000, net income for the Discretionary Portfolio segment was $16.0 million, compared with $17.5 million in the corresponding 1999 period. The decrease from 1999 was largely due to a $4.1 million decrease in net interest income, the result of a 10% decrease in average loans outstanding, offset, in part, by a $1.8 million increase in trading account and foreign exchange gains.

      The Residential Mortgage Banking segment had net income of $1.2 million in the second quarter of 2000, compared with $6.0 million in the year-earlier period and $1.9 million in the first quarter of 2000. A $7.1 million decrease in origination revenue, resulting largely from the impact of generally higher interest rates on loan origination volume and related revenues, and a $1.3 million decrease in net interest income, due to a 20% decrease in average loans outstanding, were the leading factors contributing to the lower net income compared with the year-earlier period. An increase in operating expenses, offset, in part, by higher net interest income and servicing and origination revenues, contributed to the decrease in earnings from the first quarter of 2000. Net income for this segment for the first six months of 2000 was $3.1 million, compared to $13.0 million in the similar period of 1999. The decrease was largely due to a $18.3 million decrease in origination income, partially offset by a $3.4 million reduction in operating expenses associated with origination activities.

      Retail Banking earned $37.8 million in 2000’s second quarter, up 42% from $26.6 million in 1999’s comparable period and 14% higher than $33.1 million in the first quarter of 2000. Higher net interest income of $19.2 million, the result of a higher net interest margin and a 7% increase in average deposit balances, and higher fees earned from service charges on deposit accounts of $3.8 million, partially offset by a $6.4 million increase in operating expenses, were the leading factors contributing to the increase from the second quarter of 1999. The 1999 FNB and Chase branch acquisitions contributed to the higher deposit balances and operating expenses. Higher net interest income of $4.7 million, the result of a higher net interest margin, was the leading factor contributing to the increase from the first quarter of 2000. For the first six months of 2000, this segment’s net income increased 39% to $70.9 million from $51.2 million in the first half of 1999. Higher net interest income and service charges on deposit accounts, partially offset by increases in operating expenses, were the leading factors contributing to the significant improvement from the first half of 1999.

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

      SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB amended SFAS No. 133, deferring the effective date by one year. In 1998, the FASB organized the Derivatives Implementation Group (“DIG”) to assist with the interpretation of SFAS No. 133 and to address implementation issues. In June 2000, the FASB again amended SFAS No. 133 to address some of the implementation issues and to reflect certain decisions arising from the DIG process. Initial application of SFAS No. 133, as amended, must be as of the beginning of an entity’s fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of the statement. Early application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that began after issuance of the statement. SFAS No. 133 may not be applied retroactively to financial statements of prior periods.

      The Company expects to adopt SFAS No. 133, as amended, as of January 1, 2001. The Company anticipates that adoption of SFAS No. 133 could increase the volatility of reported earnings and stockholders’ equity and could also result in the modification of certain data processing systems and hedging practices. The impact of adopting SFAS No. 133 will be dependent on the nature and intended purpose of derivative instruments held as of January 1, 2001 and, accordingly, the financial statement impact of such adoption cannot be estimated at this time.

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

      Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; credit losses; sources of liquidity; legislation affecting the financial services industry as a whole, and the Company individually; regulatory supervision and oversight, including required capital levels; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes, including environmental regulations; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and material differences in the actual financial results of merger and acquisition activities compared to the Company’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

M&T BANK CORPORATION AND SUBSIDIARIES

QUARTERLY TRENDS

	2000 Quarters				1999 Quarters

	Second		First		Fourth		Third		Second		First

Earnings and dividends

Amounts in thousands, except per share

Interest income (taxable-equivalent basis)	$409,710		401,064		391,792		375,021		361,158		358,370

Interest expense	208,706		203,731		192,766		179,961		171,269		175,238

Net interest income	201,004		197,333		199,026		195,060		189,889		183,132

Less: provision for credit losses	6,000		9,000		14,000		13,500		8,500		8,500

Other income	73,382		71,998		70,354		72,499		66,806		72,716

Less: other expense	155,710		150,597		149,047		144,898		145,547		139,466

Income before income taxes	112,676		109,734		106,333		109,161		102,648		107,882

Applicable income taxes	38,888		39,293		38,132		39,633		35,772		39,151

Taxable-equivalent adjustment	2,250		2,206		2,083		1,964		1,838		1,825

Net income	$71,538		68,235		66,118		67,564		65,038		66,906

Per common share data

Basic earnings	$9.33		8.85		8.48		8.57		8.35		8.65

Diluted earnings	9.07		8.61		8.20		8.29		8.00		8.34

Cash dividends	$1.25		1.25		1.25		1.25		1.00		1.00

Average common shares outstanding

Basic	7,663		7,711		7,795		7,880		7,793		7,731

Diluted	7,888		7,922		8,058		8,147		8,132		8,023

Performance ratios, annualized

Return on

Average assets	1.32%		1.22%		1.18%		1.27%		1.27%		1.34%

Average common stockholders’ equity	15.75%		15.14%		14.58%		14.97%		15.23%		16.56%

Net interest margin on average earning assets (taxable-equivalent basis)	4.05%		3.94%		3.99%		4.03%		4.09%		3.98%

Nonperforming assets to total assets, at end of quarter	.46%		.46%		.51%		.58%		.56%		.62%

Efficiency ratio (a)	56.75%		55.92%		55.33%		53.62%		55.72%		54.56%

Cash (tangible) operating results (b)

Net income (in thousands)	$82,937		79,844		78,443		79,714		76,511		76,333

Diluted net income per common share	10.51		10.08		9.73		9.78		9.41		9.51

Annualized return on

Average tangible assets	1.57%		1.47%		1.45%		1.54%		1.53%		1.57%

Average tangible common stockholders’ equity	27.46%		26.95%		26.67%		26.43%		26.13%		27.66%

Efficiency ratio (a)	51.61%		50.57%		49.71%		48.91%		51.36%		50.31%

Balance sheet data

In millions, except per share

Average balances

Total assets	$21,851		22,438		22,147		21,183		20,579		20,298

Earning assets	19,976		20,147		19,806		19,184		18,636		18,664

Investment securities	2,582		1,977		1,974		2,048		2,064		2,497

Loans and leases, net of unearned discount	17,181		17,501		17,147		16,678		16,056		15,761

Deposits	15,206		15,257		15,472		14,821		14,578		14,497

Stockholders’ equity	1,826		1,813		1,800		1,791		1,713		1,638

At end of quarter

Total assets	$21,746		22,762		22,409		21,759		21,205		20,285

Earning assets	19,893		20,389		19,964		19,467		19,050		18,382

Investment securities	2,865		2,079		1,901		1,953		2,078		2,088

Loans and leases, net of unearned discount	16,949		17,703		17,407		16,984		16,513		15,813

Deposits	15,223		15,151		15,374		15,417		14,909		14,476

Stockholders’ equity	1,852		1,832		1,797		1,817		1,773		1,667

Equity per common share	241.80		238.26		232.41		230.51		224.81		215.34

Tangible equity per common share	162.76		157.92		151.40		149.37		149.14		148.95

Market price per common share

High	$475		458	1/8	512		575		582	1/2	518	3/4

Low	399	1/2	357		406		412	1/2	462	1/2	464

Closing	450		446	1/2	414	1/4	459		550		479

(a)	Excludes impact of nonrecurring merger-related expenses and net securities transactions.
(b)	Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2000 Second quarter			2000 First quarter			1999 Fourth quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Assets

Earning assets

Loans and leases, net of unearned discount*

Commercial, financial, etc.	$3,863	$85,127	8.86%	3,741	78,717	8.46%	3,566	72,871	8.11%

Real estate — commercial	6,710	142,606	8.50	6,592	138,395	8.40	6,298	134,006	8.51

Real estate — consumer	3,464	66,340	7.66	4,062	75,862	7.47	4,170	78,131	7.50

Consumer	3,144	69,099	8.84	3,106	66,549	8.62	3,113	65,927	8.40

Total loans and leases, net	17,181	363,172	8.50	17,501	359,523	8.26	17,147	350,935	8.12

Money-market assets

Interest-bearing deposits at banks	2	14	3.82	1	10	3.34	1	7	3.15

Federal funds sold and agreements to resell securities	170	2,833	6.71	655	9,588	5.88	672	9,555	5.63

Trading account	41	662	6.38	13	127	4.00	12	192	6.32

Total money-market assets	213	3,509	6.63	669	9,725	5.84	685	9,754	5.64

Investment securities**

U.S. Treasury and federal agencies	1,488	24,063	6.50	778	11,565	5.98	788	11,413	5.74

Obligations of states and political subdivisions	86	1,393	6.51	82	1,318	6.41	78	1,247	6.31

Other	1,008	17,573	7.01	1,117	18,933	6.82	1,108	18,443	6.61

Total investment securities	2,582	43,029	6.70	1,977	31,816	6.47	1,974	31,103	6.25

Total earning assets	19,976	409,710	8.25	20,147	401,064	8.01	19,806	391,792	7.85

Allowance for credit losses	(320)			(318)			(316)

Cash and due from banks	474			482			538

Other assets	1,721			2,127			2,119

Total assets	$21,851			22,438			22,147

Liabilities and stockholders’ equity

Interest-bearing liabilities

Interest-bearing deposits

NOW accounts	$413	1,252	1.22	432	1,308	1.22	417	1,223	1.16

Savings deposits	5,299	30,770	2.34	5,331	31,723	2.39	5,481	33,256	2.41

Time deposits	7,067	100,281	5.71	7,155	98,248	5.52	7,206	96,860	5.33

Deposits at foreign office	252	3,754	5.98	226	3,046	5.41	245	3,110	5.05

Total interest-bearing deposits	13,031	136,057	4.20	13,144	134,325	4.11	13,349	134,449	4.00

Short-term borrowings	2,669	42,226	6.36	2,752	39,759	5.81	2,155	29,522	5.44

Long-term borrowings	1,775	30,423	6.89	1,775	29,647	6.72	1,775	28,795	6.44

Total interest-bearing liabilities	17,475	208,706	4.80	17,671	203,731	4.64	17,279	192,766	4.43

Noninterest-bearing deposits	2,175			2,113			2,123

Other liabilities	375			841			945

Total liabilities	20,025			20,625			20,347

Stockholders’ equity	1,826			1,813			1,800

Total liabilities and stockholders’ equity	$21,851			22,438			22,147

Net interest spread			3.45			3.37			3.42

Contribution of interest-free funds			0.60			.57			.57

Net interest income/margin on earning assets		$201,004	4.05%		197,333	3.94%		199,026	3.99%

* Includes nonaccrual loans.
**Includes available for sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	1999 Third quarter			1999 Second quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate

Assets

Earning assets

Loans and leases, net of unearned discount*

Commercial, financial, etc.	$3,374	$68,452	8.05%	3,201	62,928	7.88%

Real estate — commercial	6,039	126,867	8.40	5,752	121,250	8.43

Real estate — consumer	4,224	78,905	7.47	4,176	77,120	7.39

Consumer	3,041	62,626	8.17	2,927	61,114	8.37

Total loans and leases, net	16,678	336,850	8.01	16,056	322,412	8.05

Money-market assets

Interest-bearing deposits at banks	2	25	3.93	5	49	4.08

Federal funds sold and agreements to resell securities	430	5,732	5.29	430	5,381	5.02

Trading account	26	374	5.77	81	1,398	6.89

Total money-market assets	458	6,131	5.31	516	6,828	5.30

Investment securities**

U.S. Treasury and federal agencies	880	12,800	5.77	902	13,063	5.81

Obligations of states and political subdivisions	76	1,176	6.20	71	1,121	6.30

Other	1,092	18,064	6.56	1,091	17,734	6.52

Total investment securities	2,048	32,040	6.21	2,064	31,918	6.20

Total earning assets	19,184	375,021	7.76	18,636	361,158	7.77

Allowance for credit losses	(316)			(310)

Cash and due from banks	438			439

Other assets	1,877			1,814

Total assets	$21,183			20,579

Liabilities and stockholders’ equity

Interest-bearing liabilities

Interest-bearing deposits

NOW accounts	$368	1,055	1.14	370	1,125	1.22

Savings deposits	5,244	30,708	2.32	5,038	29,114	2.32

Time deposits	7,000	90,955	5.15	7,041	89,182	5.08

Deposits at foreign office	227	2,720	4.75	243	2,757	4.56

Total interest-bearing deposits	12,839	125,438	3.88	12,692	122,178	3.86

Short-term borrowings	2,058	26,886	5.18	1,876	22,768	4.87

Long-term borrowings	1,806	27,637	6.07	1,763	26,323	5.99

Total interest-bearing liabilities	16,703	179,961	4.27	16,331	171,269	4.21

Noninterest-bearing deposits	1,982			1,886

Other liabilities	707			649

Total liabilities	19,392			18,866

Stockholders’ equity	1,791			1,713

Total liabilities and stockholders’ equity	$21,183			20,579

Net interest spread			3.49			3.56

Contribution of interest-free funds			.54			.53

Net interest income/margin on earning assets		$195,060	4.03%		189,889	4.09%

* Includes nonaccrual loans.
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

Item 4. Submission of Matters to a Vote of Security Holders.

      Information concerning the matters submitted to a vote of stockholders at M&T Bank Corporation’s Annual Meeting of Stockholders held on April 18, 2000 was previously reported in response to Item 4 of Part II of M&T’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

Item 5. Other Information.

      On July 10, 2000, the Registrant announced that it would acquire Premier National Bancorp, Inc. (“Premier”), Lagrangeville, New York. Premier National Bank, Premier’s national bank subsidiary, operates 34 banking offices in the mid-Hudson Valley region of New York State.

      Robert J. Bennett, chairman of the board of M&T and a vice chairman of M&T Bank, retired as an employee of the Company on July 18, 2000. Mr. Bennett will continue to serve as a member of both Boards of Directors and their Executive Committees, and as a member of the Directors Advisory Council of the Syracuse Division of M&T Bank. Mr. Bennett became associated with M&T in April 1998 following its merger with ONBANCorp, Inc. of Syracuse, New York, where he had previously served as chairman, president and chief executive officer.

Item 6. Exhibits and Reports on Form 8-K.

      (a) The following exhibits are filed as a part of this report:

Exhibit

No

27.1	Financial Data Schedule. Filed herewith.

      (b) Reports on Form 8-K. The following Current Report on Form 8-K was filed with the Securities and Exchange Commission during the quarterly period ended June 30, 2000:

      On May 23, 2000, a Current Report on Form 8-K dated May 16, 2000 was filed to announce that the Registrant would acquire Keystone Financial, Inc.

(“Keystone”), Harrisburg, Pennsylvania. That Form 8-K also reported that, in connection with the Keystone acquisition, the Registrant intends to declare a 10-for-1 stock split on its common stock and to increase the cash dividend payable on its common stock after completion to the equivalent of $2.50 per quarter on each pre-split share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 10, 2000	By: /s/ Michael P. Pinto

Michael P. Pinto
Executive Vice President

and Chief Financial Officer

EXHIBIT INDEX

Exhibit

No

10.16	Amendment to Employment Agreement, dated April 1, 1998, between M&T Bank Corporation and Robert J. Bennett. Filed herewith.

27.1	Financial Data Schedule. Filed herewith.