Form 10-Q
period 2000-09-30
M&T BANK CORP
filed 2000-11-14
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

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
Yes X  No

Number of shares of the registrant’s Common Stock, $.50 par value, outstanding as of the close of business on November 8, 2000: 92,899,421 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		September 30,	December 31,
Dollars in thousands, except per share		2000	1999

Assets	Cash and due from banks	$562,377	592,755
	Money-market assets
	Interest-bearing deposits at banks	1,866	1,092
	Federal funds sold and agreements to resell securities	961	643,555
	Trading account	41,246	641,114

	Total money-market assets	44,073	1,285,761

	Investment securities
	Available for sale (cost: $2,635,166 at September 30, 2000;
	$1,724,713 at December 31, 1999)	2,580,517	1,680,760
	Held to maturity (market value: $91,163 at September 30, 2000;
	$92,909 at December 31, 1999)	93,300	94,571
	Other (market value: $125,637 at September 30, 2000;
	$125,191 at December 31, 1999)	125,637	125,191

	Total investment securities	2,799,454	1,900,522

	Loans and leases	17,500,256	17,572,861
	Unearned discount	(176,079)	(166,090)
	Allowance for credit losses	(323,313)	(316,165)

	Loans and leases, net	17,000,864	17,090,606

	Premises and equipment	161,679	173,815
	Goodwill and core deposit intangible	610,838	648,040
	Accrued interest and other assets	829,629	717,616

	Total assets	$22,008,914	22,409,115

Liabilities	Noninterest-bearing deposits	$2,251,052	2,260,432
	NOW accounts	575,882	583,471
	Savings deposits	4,942,726	5,198,681
	Time deposits	6,698,975	7,088,345
	Deposits at foreign office	213,801	242,691

	Total deposits	14,682,436	15,373,620

	Federal funds purchased and agreements
	to repurchase securities	2,659,812	1,788,858
	Other short-term borrowings	613,530	765,301
	Accrued interest and other liabilities	319,606	909,157
	Long-term borrowings	1,793,961	1,775,133

	Total liabilities	20,069,345	20,612,069

Stockholders’ equity	Preferred stock, $1 par, 1,000,000 shares authorized,
	none outstanding	—	—
	Common stock, $.50 par, 150,000,000 shares authorized,
	81,015,390 shares issued	40,508	40,508
	Common stock issuable, 88,757 shares at September 30, 2000;
	83,970 shares at December 31, 1999	4,098	3,937
	Additional paid-in capital	435,562	458,729
	Retained earnings	1,686,940	1,501,530
	Accumulated other comprehensive income, net	(32,376)	(26,047)
	Treasury stock - common, at cost - 4,209,880 shares at
	September 30, 2000; 3,777,380 shares at December 31, 1999	(195,163)	(181,611)

	Total stockholders’ equity	1,939,569	1,797,046

	Total liabilities and stockholders’ equity	$22,008,914	22,409,115

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended		Nine months ended
		September 30		September 30

In thousands, except per share		2000	1999	2000	1999

Interest income	Loans and leases, including fees	$373,743	336,186	$1,094,980	973,002
	Money-market assets
	Deposits at banks	20	25	44	80
	Federal funds sold and agreements to	250	5,732	12,671	14,936
	resell securities
	Trading account	135	355	892	2,980
	Investment securities
	Fully taxable	44,989	28,539	111,710	91,425
	Exempt from federal taxes	2,743	2,220	7,901	6,499

	Total interest income	421,880	373,057	1,228,198	1,088,922

Interest expense	NOW accounts	1,235	1,055	3,795	3,460
	Savings deposits	30,375	30,708	92,868	88,632
	Time deposits	103,107	90,955	301,636	271,029
	Deposits at foreign office	4,075	2,720	10,875	8,906
	Short-term borrowings	49,221	26,886	131,206	75,389
	Long-term borrowings	31,609	27,637	91,679	79,052

	Total interest expense	219,622	179,961	632,059	526,468

	Net interest income	202,258	193,096	596,139	562,454
	Provision for credit losses	9,000	13,500	24,000	30,500

	Net interest income after provision for credit losses	193,258	179,596	572,139	531,954

Other income	Mortgage banking revenues	16,012	16,893	45,543	56,980
	Service charges on deposit accounts	21,764	20,268	63,178	52,851
	Trust income	9,838	10,227	29,579	30,828
	Brokerage services income	7,177	6,775	24,639	20,399
	Trading account and foreign exchange gains (losses)	1,062	742	1,575	(1,331)
	Gain on sales of bank investment securities	—	1,355	26	1,575
	Other revenues from operations	20,661	16,239	57,354	50,719

	Total other income	76,514	72,499	221,894	212,021

Other expense	Salaries and employee benefits	76,099	71,570	229,738	211,385
	Equipment and net occupancy	18,582	18,617	54,284	54,121
	Printing, postage and supplies	4,479	4,877	13,195	13,335
	Amortization of goodwill and core deposit intangible	13,810	12,538	42,320	34,568
	Other costs of operations	40,989	37,296	120,729	116,502

	Total other expense	153,959	144,898	460,266	429,911

	Income before income taxes	115,813	107,197	333,767	314,064
	Income taxes	41,397	39,633	119,578	114,556

	Net income	$74,416	67,564	$214,189	199,508

	Net income per common share
	Basic	$.97	.86	$2.79	2.56
	Diluted	.94	.83	2.71	2.46

	Cash dividends per common share	$.125	.125	$.375	.325

	Average common shares outstanding
	Basic	76,748	78,804	76,830	78,021
	Diluted	79,417	81,473	79,171	81,012

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Nine months ended
		September 30
In thousands		2000	1999

Cash flows from	Net income	$214,189	199,508
operating activities	Adjustments to reconcile net income to net cash
	provided by operating activities
	Provision for credit losses	24,000	30,500
	Depreciation and amortization of premises
	and equipment	20,759	20,918
	Amortization of capitalized servicing rights	17,311	14,840
	Amortization of goodwill and core deposit intangible	42,320	34,568
	Provision for deferred income taxes	(13,714)	(1,708)
	Asset write-downs	1,394	1,342
	Net (gain) loss on sales of assets	2,964	(1,416)
	Net change in accrued interest receivable, payable	(1,438)	(13,208)
	Net change in other accrued income and expense	(4,089)	(10,440)
	Net change in loans held for sale	(25,809)	171,853
	Net change in trading account assets and liabilities	(8,129)	113,068

	Net cash provided by operating activities	269,758	559,825

Cash flows from	Proceeds from sales of investment securities
investing activities	Available for sale	112,288	89,509
	Other	20,052	7,223
	Proceeds from maturities of investment securities
	Available for sale	281,615	981,968
	Held to maturity	47,988	39,620
	Purchases of investment securities
	Available for sale	(289,758)	(137,940)
	Held to maturity	(46,902)	(39,791)
	Other	(20,498)	(5,206)
	Net increase in interest-bearing deposits at banks	(773)	(73)
	Additions to capitalized servicing rights	(22,709)	(13,373)
	Net increase in loans and leases	(947,161)	(955,840)
	Capital expenditures, net	(11,290)	(11,191)
	Acquisitions, net of cash acquired
	Banks and bank holding companies	—	(51,423)
	Deposits and banking offices	—	529,754
	Other companies	(4,303)	—
	Purchases of bank owned life insurance	(35,000)	—
	Other, net	896	19,099

	Net cash provided (used) by investing activities	(915,555)	452,336

Cash flows from	Net decrease in deposits	(691,050)	(465,505)
financing activities	Net increase (decrease) in short-term borrowings	719,166	(399,837)
	Proceeds from long-term borrowings	51,246	353,152
	Payments on long-term borrowings	(32,247)	(165,050)
	Purchases of treasury stock	(54,947)	(6,244)
	Dividends paid - common	(28,746)	(25,437)
	Other, net	9,403	8,744

	Net cash used by financing activities	(27,175)	(700,177)

	Net increase (decrease) in cash and cash equivalents	$(672,972)	311,984
	Cash and cash equivalents at beginning of period	1,236,310	722,858
	Cash and cash equivalents at end of period	$563,338	1,034,842

Supplemental	Interest received during the period	$1,210,934	1,086,518
disclosure of cash	Interest paid during the period	612,882	537,677
flow information	Income taxes paid during the period	110,767	113,365

Supplemental schedule of	Real estate acquired in settlement of loans	$9,453	7,422
noncash investing and	Acquisition of banks and bank holding companies:
financing activities	Common stock issued	—	58,746
	Fair value of:
	Assets acquired (noncash)	—	650,841
	Liabilities assumed	—	540,672
	Securitization of residential mortgage loans allocated to:
	Available for sale investment securities	1,018,216	—
	Capitalized servicing rights	14,282	—

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income, net	stock	Total

1999

Balance — January 1, 1999	$—	40,508	3,752	480,014	1,271,071	2,869	(195,848)	$1,602,366

Comprehensive income:

Net income	—	—	—	—	199,508	—	—	199,508

Other comprehensive income, net of tax:

Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(24,947)	—	(24,947)

								174,561

Purchases of treasury stock	—	—	—	—	—	—	(6,244)	(6,244)

Acquisition of FNB Rochester Corp.	—	—	—	(718)			59,464	58,746

Stock-based compensation plans:

Exercise of stock options	—	—	—	(19,050)	—	—	31,398	12,348

Directors’ stock plan	—	—	—	13	—	—	219	232

Deferred bonus plan, net, including dividend equivalents	—	—	273	(13)	(28)	—	364	596
Common stock cash dividends -

$.325 per share	—	—	—	—	(25,437)	—	—	(25,437)

Balance — September 30, 1999	$—	40,508	4,025	460,246	1,445,114	(22,078)	(110,647)	$1,817,168

2000

Balance — January 1, 2000	$—	40,508	3,937	458,729	1,501,530	(26,047)	(181,611)	$1,797,046

Comprehensive income:

Net income	—	—	—	—	214,189	—	—	214,189

Other comprehensive income, net of tax:

Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(6,329)	—	(6,329)

								207,860

Purchases of treasury stock	—	—	—	—	—	—	(54,947)	(54,947)

Stock-based compensation plans:

Exercise of stock options	—	—	—	(23,145)	—	—	40,758	17,613

Directors’ stock plan	—	—	—	(17)	—	—	260	243

Deferred bonus plan, net, including dividend equivalents	—	—	161	(5)	(33)	—	377	500
Common stock cash dividends -

$.375 per share	—	—	—	—	(28,746)	—	—	(28,746)

Balance — September 30, 2000	$—	40,508	4,098	435,562	1,686,940	(32,376)	(195,163)	$1,939,569

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Nine months ended
	September 30
In thousands	2000	1999

Beginning balance	$316,165	306,347

Provision for credit losses	24,000	30,500

Allowance obtained through acquisitions	—	5,636

Net charge-offs
Charge-offs	(27,886)	(41,044)

Recoveries	11,034	13,526

Total net charge-offs	(16,852)	(27,518)

Ending balance	$323,313	314,965

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

On September 19, 2000, M&T’s Board of Directors authorized a ten-for-one split of M&T’s common stock. The additional shares were payable to stockholders of record on September 29 and were distributed on October 5, 2000. In connection with the stock split, the par value of each share of M&T’s common stock was reduced from $5.00 to $.50. All per share data presented in M&T’s consolidated financial statements, including the number of common shares authorized, issued, issuable or held in treasury, have been adjusted to reflect the ten-for-one stock split.

2. Earnings per share

      The computations of basic earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2000	1999	2000	1999

	(in thousands, except per share)

Income available to common stockholders:

Net income	$74,416	67,564	214,189	199,508

Weighted-average shares outstanding (including common stock issuable)	76,748	78,804	76,830	78,021

Basic earnings per share	$.97	.86	2.79	2.56

      The computations of diluted earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2000	1999	2000	1999

	(in thousands, except per share)

Income available to common stockholders	$74,416	67,564	214,189	199,508

Weighted-average shares outstanding	76,748	78,804	76,830	78,021

Plus: incremental shares from assumed conversion of stock options	2,669	2,669	2,341	2,991

Adjusted weighted-average shares outstanding	79,417	81,473	79,171	81,012

Diluted earnings per share	$.94	.83	2.71	2.46

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Comprehensive income

      The following tables display the components of other comprehensive income:

	Nine months ended September 30, 2000

	Before-tax	Income
	amount	taxes	Net

	(in thousands)

Unrealized losses on investment securities:

Unrealized holding losses during period	$(10,670)	(4,357)	(6,313)

Reclassification adjustment for gains realized in net income	26	10	16

Net unrealized losses	$(10,696)	(4,367)	(6,329)

	Nine months ended September 30, 1999

	Before-tax	Income
	amount	taxes	Net

	(in thousands)

Unrealized losses on investment securities:

Unrealized holding losses during period	$(40,521)	(16,510)	(24,011)

Reclassification adjustment for gains realized in net income	1,575	639	936

Net unrealized losses	$(42,096)	(17,149)	(24,947)

4. Acquisitions

On October 6, 2000, M&T completed the acquisition of Keystone Financial, Inc. (“Keystone”), a bank holding company headquartered in Harrisburg, Pennsylvania. Keystone Financial Bank, N.A., Keystone’s bank subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal banking subsidiary. Keystone Financial Bank, N.A. operated banking offices in Pennsylvania, Maryland and West Virginia. The acquisition has been accounted for as a purchase, and, accordingly, the operations acquired from Keystone will be included in M&T’s financial results beginning with the fourth quarter of 2000. Keystone’s stockholders received $374 million in cash and 15.9 million shares of M&T common stock in exchange for the Keystone shares outstanding at the time of the acquisition. Assets acquired totaled approximately $7.4 billion, including approximately $4.8 billion of loans and $1.2 billion of investment securities, and liabilities assumed totaled approximately $6.4 billion, including approximately $5.2 billion of deposits. The impact of nonrecurring merger-related expenses associated with this transaction was $3.6 million ($2.1 million net of applicable income taxes) during the three-month and nine-month periods ended September 30, 2000.

On July 9, 2000, M&T entered into a definitive agreement with Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York, for a merger between the two companies. Upon completion of the merger, Premier National Bank, Premier’s bank subsidiary, will be merged into M&T Bank. Premier National Bank operates 34 banking offices in the mid-Hudson Valley region of New York State. At September 30, 2000, Premier had approximately $1.6 billion of assets, including $1.0 billion of loans, and $1.43 billion of liabilities, including $1.36 billion of deposits. The merger, which will be accounted for as a purchase, is subject to a number of conditions, including the approval of Premier’s stockholders, and is expected to be completed during the first quarter of 2001. Under the terms of the merger agreement, stockholders of Premier will receive $21.00 for each outstanding share of Premier common stock, which they may elect to receive in cash or in M&T common stock, although 50% of the 15.8 million

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.  Acquisitions, continued

shares of Premier common stock outstanding must be exchanged for M&T common stock. Premier stockholder elections will be subject to allocation and proration if the election for common stock would be more or less than 50%.

In connection with the acquisition of Keystone and the pending acquisition of Premier, M&T Bank issued $500 million of 8% fixed rate subordinated capital notes on October 5, 2000. The subordinated notes are includable in the Company’s total regulatory capital, pay interest semi-annually on April 1 and October 1, and mature on October 1, 2010. In addition to providing regulatory capital, the proceeds from the issuance of the subordinated notes were used to fund the cash portion of the Keystone merger consideration.

On September 24, 1999, M&T Bank acquired 29 upstate New York branches from The Chase Manhattan Bank (“Chase”) in a cash transaction. The branches had approximately $634 million of deposits and approximately $44 million of retail installment and commercial loans at the closing. In addition, on September 30, 1999 M&T Bank received from Chase investment management and custody accounts having assets of approximately $286 million. Furthermore, on March 31, 2000, Chase transferred trust and fiduciary accounts with assets of approximately $147 million to M&T Bank. In connection with the transaction, the Company recorded approximately $55 million of intangible assets that are being amortized over periods ranging from five to seven years.

On June 1, 1999, M&T consummated a merger with FNB Rochester Corp.(“FNB”), a bank holding company headquartered in Rochester, New York. Following the merger with FNB, First National Bank of Rochester, a wholly owned subsidiary of FNB, was merged into M&T Bank. In accordance with the terms of the merger agreements with FNB, M&T paid $76 million in cash and issued 1,225,160 shares (post-split) of M&T common stock in exchange for FNB shares outstanding at the time of the acquisition. The purchase price of the transaction was approximately $135 million based on the cash paid to FNB stockholders and the market price of M&T common shares on December 8, 1998 before the terms of the merger were agreed to and announced by M&T and FNB. Acquired assets, loans and deposits of FNB on June 1, 1999 totaled approximately $676 million, $393 million and $511 million, respectively. The transaction was accounted for as a purchase and, accordingly, operations acquired from FNB have been included in the Company’s financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $98 million of goodwill and core deposit intangible. The goodwill is being amortized over twenty years using the straight-line method and the core deposit intangible is being amortized over eight years using an accelerated method.

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

5. Borrowings

In January 1997, M&T Capital Trust I (“Trust I”) issued $150 million of 8.234% preferred capital securities. In June 1997, M&T Capital Trust II (“Trust II”) issued $100 million of 8.277% preferred capital securities. In February 1997, M&T Capital Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”) issued $60 million of 9.25% preferred capital securities. Including the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of the common securities of Trust III, the preferred capital securities of Trust III had a financial statement carrying value of approximately $69 million at September 30, 2000 and December 31, 1999.

Other than the following payment terms (and the redemption terms described below), the preferred capital securities issued by the Trusts (“Capital

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.  Borrowings, continued

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

Holders of the Capital Securities receive preferential cumulative cash distributions semi-annually on each distribution date at the stated distribution rate unless M&T, in the case of Trust I and Trust II, or Olympia, in the case of Trust III, exercise the right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods, in which case payment of distributions on the respective Capital Securities will be deferred for a comparable period. During an extended interest period, M&T and/or Olympia may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of the respective company’s capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T in the case of Trust I and Trust II and Olympia in the case of Trust III of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations under such guarantee and the Capital Securities are subordinate and

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.  Borrowings, continued

junior in right of payment to all senior indebtedness of M&T and Olympia.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 19 to the Company’s consolidated financial statements as of and for the year ended December 31, 1999. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.  Segment information, continued

institutions. Information about the Company’s segments is presented in the following tables.

	Three months ended September 30

	2000			1999

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

	(in thousands)

Commercial Banking	$55,703	50	24,684	47,561	102	17,406

Commercial Real Estate	33,551	196	17,263	32,103	293	16,258

Discretionary Portfolio	16,132	(55)	9,017	19,204	(167)	10,351

Residential Mortgage Banking	28,246	5,684	2,929	31,594	7,272	4,599

Retail Banking	141,913	2,080	43,238	119,255	1,984	29,554

All Other	3,227	(7,955)	(22,715)	15,878	(9,484)	(10,604)

Total	$278,772	—	74,416	265,595	—	67,564

	Nine months ended September 30

	2000			1999

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

	(in thousands)

Commercial Banking	$160,391	236	69,656	138,285	326	58,068

Commercial Real Estate	100,982	586	52,363	92,548	971	47,147

Discretionary Portfolio	46,128	(223)	25,059	51,256	(979)	27,862

Residential Mortgage Banking	79,314	16,688	6,022	103,360	26,205	17,551

Retail Banking	402,984	6,799	114,160	335,118	6,497	80,715

All Other	28,234	(24,086)	(53,071)	53,908	(33,020)	(31,835)

Total	$818,033	—	214,189	774,475	—	199,508

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $2,332,000 and $1,964,000 for the three-month periods ended September 30, 2000 and 1999, respectively, and $6,788,000 and $5,627,000 for the nine-month periods ended September 30, 2000 and 1999, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Segment information, continued

	Average total assets

			Year
			ended
	Nine months ended		December
	September 30,		31,
	2000	1999	1999

	(in millions)

Commercial Banking	$4,933	4,189	4,277

Commercial Real Estate	4,671	4,028	4,118

Discretionary Portfolio	6,180	6,763	6,827

Residential Mortgage Banking	570	642	635

Retail Banking	4,603	4,166	4,244

All Other	1,080	902	956

Total	$22,037	20,690	21,057

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income of M&T Bank Corporation (“M&T”) was $74.4 million or $.94 of diluted earnings per common share in the third quarter of 2000, increases of 10% and 13%, respectively, from the year-earlier quarter when net income was $67.6 million or $.83 of diluted earnings per common share. Net income was $71.5 million or $.91 of diluted earnings per common share in the second quarter of 2000. Basic earnings per common share rose 13% to $.97 in the recent quarter from $.86 in the third quarter of 1999 and 4% from $.93 earned in the second quarter of 2000. The after-tax impact of nonrecurring merger- related expenses associated with M&T’s merger and acquisition activity described below was $2.1 million or $.03 of diluted and basic earnings per share in the third quarter of 2000, compared with $1.3 million or $.02 of diluted and basic earnings per share in the third quarter of 1999. There were no such expenses in the second quarter of 2000.

     For the first nine months of 2000, net income was $214.2 million or $2.71 per diluted share, up 7% and 10%, respectively, from $199.5 million or $2.46 per diluted share during the similar 1999 period. Basic earnings per share rose to $2.79 in the nine-month period ended September 30, 2000 from $2.56 in the corresponding 1999 period. Nonrecurring merger-related expenses lowered net income during the first nine months of 2000 by $2.1 million and diluted and basic earnings per share by $.03. Similar expenses in the first nine months of 1999 lowered net income by $3.0 million and reduced diluted and basic earnings per share by $.04.

     On September 19, 2000, M&T’s Board of Directors authorized a ten-for-one split of M&T’s common stock. The additional shares were payable to stockholders of record on September 29 and were distributed on October 5, 2000. In connection with the stock split, the par value of each share of M&T’s common stock was reduced from $5.00 to $.50. All per share data presented herein, including the number of common shares authorized, issued, issuable or held in treasury, have been adjusted to reflect the ten-for-one stock split.

     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the third quarter of 2000 was 1.36%, compared with 1.27% in the year-earlier quarter and 1.32% in the second quarter of 2000. The annualized rate of return on average common stockholders’ equity was 15.64% in the recent quarter, compared with 14.97% in the third quarter of 1999 and 15.75% in the second quarter of 2000. During the first nine months of 2000, the annualized rates of return on average assets and average common stockholders’ equity were 1.30% and 15.51%, respectively, compared with 1.29% and 15.56%, respectively, in the corresponding 1999 period. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.40% and 16.09%, respectively, during the recent quarter, compared with 1.29% and 15.25%, respectively, during the third quarter of 1999. On the same basis, the annualized returns on average assets and average common equity during the first nine months of 2000 were 1.31% and 15.67%, respectively, compared with 1.31% and 15.79%, respectively, during the comparable period in 1999.

     On October 6, 2000, M&T completed the acquisition of Keystone Financial, Inc. (“Keystone”), a bank holding company headquartered in Harrisburg, Pennsylvania. Keystone Financial Bank, N.A., Keystone’s bank subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal banking subsidiary. Keystone Financial Bank, N.A. operated banking offices in Pennsylvania, Maryland and West Virginia. The acquisition has been accounted for as a purchase, and, accordingly, the operations acquired from Keystone will be included in M&T’s financial results beginning with the fourth quarter of 2000. Keystone’s stockholders received $374 million in cash and 15.9 million shares of M&T common stock in exchange for the Keystone shares outstanding at the time of acquisition. Assets acquired totaled approximately $7.4 billion, including approximately $4.8 billion of loans and $1.2 billion of investment securities, and liabilities assumed totaled approximately $6.4 billion, including approximately $5.2 billion of deposits. In connection with the merger, M&T effected a ten-for-one split of its common stock as previously described and in the fourth quarter will double the quarterly cash dividend payable on its common stock to $.25 on each post-split share.

     On July 9, 2000, M&T entered into a definitive agreement with Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York, for a merger between the two companies. Upon completion of the merger, Premier National Bank, Premier’s bank subsidiary, will be merged into M&T Bank. Premier National Bank operates 34 banking offices in the mid-Hudson Valley region of New York State. At September 30, 2000, Premier had approximately $1.6 billion of assets, including $1.0 billion of loans, and $1.43 billion of liabilities, including $1.36 billion of deposits. The merger, which will be accounted for as a purchase, is subject to a number of conditions, including the approval of Premier’s stockholders, and is expected to be completed during the first quarter of 2001. Under the terms of the merger agreement, stockholders of Premier will receive $21.00 for each outstanding share of Premier common stock, which they may elect to receive in cash or in M&T common stock, although 50% of the 15.8 million shares of Premier common stock outstanding must be exchanged for M&T common stock. Premier stockholder elections will be subject to allocation and proration if the election for common stock would be more or less than 50%.

     In March 1, 2000, M&T Bank completed the acquisition of Matthews, Bartlett & Dedecker, Inc. (“MBD”), an insurance agency located in Buffalo, New York. MBD provides insurance services principally to the commercial market and operates as a subsidiary of M&T Bank. The acquisition has not had a material impact on the Company’s financial position or its results of operations.

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

     On June 1, 1999, M&T completed the acquisition of FNB Rochester Corp. (“FNB”), a bank holding company headquartered in Rochester, New York. Immediately after the acquisition, FNB’s banking subsidiary, First National Bank of Rochester, which operated 17 banking offices in western and central New York State, was merged with and into M&T Bank. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operations of FNB have been included in the financial results of the Company since the acquisition date. FNB’s stockholders received $76 million in cash and 1,225,160 shares (post-split) of M&T common stock in exchange for FNB shares outstanding at the time of acquisition. Assets acquired totaled approximately $676 million and included loans and leases of $393 million and investment securities of $148 million. Liabilities assumed on June 1, 1999 were approximately $541 million and included $511 million of deposits.

Cash Operating Results

As a result of acquisitions accounted for using the purchase method of accounting, M&T had recorded as assets goodwill and core deposit intangible totaling $611 million at September 30, 2000, $663 million at September 30, 1999 and $648 million at December 31, 1999. Since the amortization of goodwill and core deposit intangible does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a “cash” (or “tangible”) basis (which excludes the after-tax effect of amortization of goodwill and core deposit intangible and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein do not exclude the effect of other non-cash operating expenses such as depreciation, provision for credit losses, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis data does, however, exclude the after-tax impact of nonrecurring merger-related expenses associated with acquisitions.

     Cash net income rose 10% to $87.8 million in the third quarter of 2000 from $79.7 million in the year-earlier quarter. Diluted cash earnings per share for the recent quarter were $1.11, up 13% from $.98 in the comparable quarter of 1999. Cash net income and diluted cash earnings per share were $82.9 million and $1.05, respectively, in the second 2000 quarter. For the first nine months of 2000, cash net income and diluted cash earnings per share were $250.5 million and $3.16, respectively, up 8% and 10%, respectively, from $232.6 million and $2.87 in the corresponding 1999 period.

     The annualized cash return on average tangible assets was 1.64% in the recent quarter, compared with 1.54% in the third quarter of 1999 and 1.57% in the second quarter of 2000. Cash return on average tangible common equity was an annualized 26.98% in the third quarter of 2000, compared with 26.43% in the year-earlier quarter and 27.46% in the second quarter of 2000. For the first nine months of 2000, the annualized cash returns on average tangible assets and average tangible common stockholders’ equity were 1.56% and 27.13%, respectively, compared with 1.54% and 26.72%, respectively, in the corresponding 1999 period. Including the effect of merger-related expenses, the annualized cash returns on average tangible assets for the third quarter and first nine months of 2000 were 1.60% and 1.55%, respectively, and the annualized cash returns on average tangible common stockholders’ equity were 26.32% and 26.90%, respectively. On the same basis, the annualized cash returns on average tangible assets for the third quarter and first nine months of 1999 were 1.51% and 1.52%, respectively, and the annualized cash returns on average tangible common stockholders’ equity were 26.00% and 26.38%, respectively.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $204.6 million in the third quarter of 2000, up 5% from $195.1 million in the corresponding 1999 quarter. Growth in average loans and leases was a significant factor contributing to the increase. Despite the impact of the securitization of approximately $1.0 billion of residential mortgage loans during the second quarter of 2000, average loans and leases rose $484 million, or 3%, to $17.2 billion in the third quarter of 2000 from $16.7 billion in the year-earlier quarter. The mortgage-backed securities created from the securitization, which are fully guaranteed by the Federal National Mortgage Association, are included in the Company’s portfolio of available-for-sale investment securities. Taxable-equivalent net interest income was $201.0 million in the second quarter of 2000, when average loans and leases were also $17.2 billion, including approximately $450 million related to the securitized residential mortgage loans. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2000	1999	2000

Commercial, financial, etc.	$3,978	18%	3%

Real estate — commercial	6,867	14	2

Real estate — consumer	3,061	(28)	(12)

Consumer
Automobile	1,349	(7)	2

Home equity	977	18	4

Other	931	22	6

Total consumer	3,257	7	4

Total	$17,163	3%	—%

      For the first nine months of 2000, taxable-equivalent net interest income was $602.9 million, up 6% from $568.1 million in the corresponding 1999 period. An increase in average loans and leases of $1.1 billion was the leading factor contributing to this improvement.

      Investment securities averaged $2.9 billion in the recent quarter, up from $2.0 billion in the third quarter of 1999 and $2.6 billion in the second quarter of 2000. The increase from the prior periods was largely the result of the impact of the previously mentioned residential mortgage loan securitization. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations, commercial real estate mortgage-backed securities, and shorter- term U.S. Treasury notes. The Company has also invested in debt securities issued by municipalities and debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions. When purchasing investment securities, the Company considers its overall interest- rate risk profile as well as the adequacy of expected returns relative to prepayment and other risks assumed. The Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security.

      Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, Federal funds sold and agreements to resell securities, averaged $31 million in 2000’s third quarter, compared with $458 million in the year-earlier quarter and $213 million in the second quarter of 2000. In general, the size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

      As a result of the changes described herein, average earning assets increased 5% to $20.1 billion in the recent quarter from $19.2 billion in the third quarter of 1999. Average earning assets were $20.0 billion in the second quarter of 2000 and aggregated $20.1 billion and $18.8 billion for the nine months ended September 30, 2000 and 1999, respectively.

      Core deposits, consisting of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000, represent the most significant source of funding to the Company and generally carry lower interest rates than wholesale funds of comparable maturities. The Company’s branch network is the principal source of core deposits. Core deposits include certificates of deposit under

$100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T. Core deposits averaged $12.5 billion in the third quarter of 2000, compared with $11.9 billion in the third quarter of 1999 and $12.5 billion in the second quarter of 2000. Approximately $4.7 billion of core deposits were obtained on October 6, 2000 in connection with the Keystone transaction. The accompanying table provides an analysis of quarterly changes in the components of average core deposits. For the first nine months of 2000 and 1999, core deposits averaged $12.5 billion and $11.6 billion, respectively.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2000	1999	2000

NOW accounts	$402	9%	(3)%

Savings deposits	5,194	(1)	(2)

Time deposits less than $100,000	4,644	7	1

Noninterest-bearing deposits	2,232	13	3

Total	$12,472	4%	—%

      Supplementing core deposits, the Company obtains funding through domestic time deposits of $100,000 or more, deposits originated through M&T Bank’s offshore branch office, and brokered certificates of deposit. Brokered deposits have been used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $597 million during the recent quarter and totaled $540 million at September 30, 2000. Average brokered deposits were $735 million in the second quarter of 2000 and $1.1 billion in the third quarter of 1999. The weighted average remaining term to maturity of brokered deposits at September 30, 2000 was 1.4 years. However, certain of the deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of the brokered deposits. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

      In addition to deposits, the Company uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $3.0 billion in the recent quarter, compared with $2.1 billion in the third 1999 quarter and $2.7 billion in the second quarter of 2000. Long-term borrowings averaged $1.8 billion in the third quarter of 2000, little changed from both the year-earlier quarter and the second quarter of 2000. Included in average long-term borrowings during each of the quarters referred to in the preceding sentence were $1.3 billion of FHLB borrowings, $319 million of trust preferred securities and $175 million of subordinated capital notes. Further information regarding the trust preferred securities is provided in note 5 of Notes to Financial Statements. In connection with the acquisition of Keystone and the pending acquisition of Premier, M&T Bank issued $500 million of 8% subordinated capital notes on October 5, 2000. The subordinated notes are includable in the Company’s total regulatory capital, pay interest semiannually on April 1 and October 1, and mature on October 1, 2010. In addition to providing regulatory capital, the proceeds from the issuance of the notes were used to fund the cash portion of the Keystone merger consideration.

      Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as well as changes in interest rates and spreads, can impact net interest income. Higher levels of interest rates following actions taken by the Federal Reserve Board since the third quarter of 1999 have contributed to increases in the Company’s yield on earning assets and the rate paid on interest-bearing liabilities. Reflecting a greater rise in the rate paid on interest-bearing liabilities than in the yield on earning assets, net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.40% in the third quarter of 2000, down from 3.49% in the year-earlier quarter. The yield on earning assets increased 64 basis points (hundredths of one percent) to 8.40% in the recent quarter from 7.76% in the third quarter of 1999. The rate paid on interest-bearing liabilities in the third quarter of 2000 was 5.00%, up 73 basis points from 4.27% in the corresponding 1999 quarter. The net interest spread was 3.45% in the second quarter of 2000 when the yield on earning assets was 8.25% and the rate paid on interest-bearing liabilities was 4.80%. For the first nine months of 2000, the net interest spread was 3.41%, a decrease of 9 basis points from 3.50% in the corresponding 1999 period. The yield on earning assets and the rate paid on interest-bearing liabilities was 8.22% and 4.81%, respectively, during the first nine months of 2000, compared with 7.77% and 4.27%, respectively, in the corresponding year-earlier period.

      Interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit intangible. The contribution to net interest margin, or taxable equivalent net interest income expressed as an annualized percentage of average earning assets, of net interest-free funds was .65% in the third quarter of 2000, compared with .54% in the corresponding 1999 quarter and .60% in the second quarter of 2000. For the first nine months of the year, the contribution of net interest-free funds to net interest margin was .60% in 2000 and .53% in 1999. The increases in the contribution to net interest margin ascribed to net interest-free funds generally resulted from the impact of higher interest rates on interest-bearing liabilities used to value such contribution. Net interest-free funds averaged $2.6 billion in the third quarter of 2000, up from $2.5 billion a year earlier and in the second quarter of 2000. During the nine months ended September 30, 2000 and 1999, average net interest-free funds were $2.5 billion and $2.3 billion, respectively.

      Reflecting the changes through September 30, 2000 described herein, the Company’s net interest margin was 4.05% in 2000’s third and second quarters, compared with 4.03% in the third quarter of 1999. During the first nine months of 2000 and 1999, the net interest margin was 4.01% and 4.03%, respectively.

      As part of the management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Revenue and expense arising from these agreements are reflected in either the yields earned on assets or, as appropriate, rates paid on interest-bearing liabilities. Excluding forward-starting swaps, the notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of September 30, 2000 and 1999 was $532 million and $1.7 billion, respectively. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. At September 30, 2000, the weighted average rates to be received and paid under interest rate swap agreements were 6.40% and 6.67%, respectively. In anticipation of M&T Bank’s issuance of $500 million of fixed rate subordinated notes in October 2000, the Company terminated certain interest rate swap agreements during September, including forward-starting swaps, with an aggregate notional amount of approximately $421 million. Under the terms of the terminated swaps, the Company was required to make fixed-rate payments and receive variable-rate payments. The termination of the swaps, which had been entered into to hedge interest rate risk associated with fixed-rate commercial real estate loans, resulted in a net deferred gain of approximately $15.5 million which will be recognized in income over the designated hedge period of the swaps. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS

Dollars in thousands

	Three months ended September 30

	2000		1999

	Amount	Rate*	Amount	Rate*

Increase (decrease) in:

Interest income	$45	—%	$2,786	.06%

Interest expense	605	.01	(3,148)	(.07)

Net interest income/margin	$(560)	(.01)%	$5,934	.12%

Average notional amount **	$658,275		$1,712,328

	Nine months ended September 30

	2000		1999

	Amount	Rate*	Amount	Rate*

Increase (decrease) in:

Interest income	$787	.01%	$10,869	.08%

Interest expense	265	—	(11,796)	(.10)

Net interest income/margin	$522	—%	$22,665	.16%

Average notional amount **	$993,927		$2,032,302

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Excludes forward-starting interest rate swaps.

      The Company estimates that as of September 30, 2000 it would have paid approximately $4 million if its remaining interest rate swap agreements entered into for interest rate risk management purposes had been terminated, compared with unrealized gains of approximately $24 million a year earlier and $25 million at December 31, 1999. The estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates and should be considered in the context of the entire balance sheet and the Company’s overall interest rate risk profile. Changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes are not recorded in the consolidated financial statements.

      As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loan and deposit withdrawals, to fund operating costs, and to be used for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, as well as other available borrowing facilities. As previously noted, M&T Bank issued $500 million of 8% subordinated capital notes in October 2000 that provided liquidity and facilitated the acquisition of Keystone and the pending acquisition of Premier. M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. These historic sources of cash flows were augmented in 1997 by the proceeds from issuance of trust preferred securities. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at September 30, 2000.

      Including the proceeds from the 8% subordinated capital notes issued in October 2000, the Company had sufficient liquid assets to fund the cash portion of the consideration paid in the Keystone acquisition and expects to have sufficient liquid assets to fund the cash portion of the consideration to be paid in connection with the Premier acquisition. On an ongoing basis, management closely monitors the Company’s liquidity position for compliance with internal policies and does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either M&T or its subsidiary banks.

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

      The accompanying table as of September 30, 2000 and December 31, 1999 displays the estimated impact on net interest income from non-trading financial instruments resulting from changes in interest rates during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income

Changes in Interest Rates	September 30, 2000	December 31, 1999

+200 basis points	$(762)	7,996

+100 basis points	493	4,476

-100 basis points	7,517	4,198

-200 basis points	12,313	2,462

      Many assumptions were utilized in calculating the impact of changes in interest rates on net interest income, including prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumed gradual changes in interest rates of 100 and 200 basis points up and down during a twelve-month period. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of interest rate changes and changes in market conditions, as well as any actions, such as those previously described, which management may take to counter such changes.

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

      The notional amounts of interest rate and foreign currency and other option and futures contracts entered into for trading account purposes totaled $770 million and $379 million, respectively, at September 30, 2000, $1.5 billion and $611 million, respectively, at September 30, 1999, and $799 million and $573 million, respectively, at December 31, 1999. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $41 million and $25 million, respectively, at September 30, 2000, $555 million and $546 million, respectively, at September 30, 1999, and $641 million and $633 million, respectively, at December 31, 1999. Included in trading account assets at December 31, 1999 and September 30, 1999 were mortgage-backed securities that served as collateral securing certain money-market assets. The obligations to return such collateral were recorded as noninterest-bearing trading account liabilities, and were included in accrued interest and other liabilities in the Company’s consolidated balance sheet. The fair value of such collateral (and the related obligation to return collateral) was $600 million at December 31, 1999 and $516 million at September 30, 1999. There was no similar collateral held at September 30, 2000. Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

A provision for credit losses is recorded to adjust the Company’s allowance for credit losses to a level that is adequate to absorb losses inherent in the loan and lease portfolio. The provision for credit losses in the third quarter of 2000 was $9.0 million, compared with $13.5 million in the third quarter of 1999 and $6.0 million in the second quarter of 2000. Net loan charge-offs totaled $5.9 million in the third quarter of 2000, compared with $12.9 million in the year-earlier quarter and $4.4 million in the second quarter of 2000. Net charge-offs as an annualized percentage of average loans and leases were .14% in the recent quarter, compared with .31% in the corresponding 1999 quarter and .10% in the second quarter of 2000. The higher level of net charge-offs in the third quarter of 1999 resulted from a $6.2 million partial charge-off of a commercial loan. Net charge-offs of consumer loans and leases in the third quarter of 2000 were $3.7 million, compared with $5.1 million in the year-earlier quarter and $3.7 million in 2000’s second quarter. Net consumer loan charge-offs as an annualized percentage of average consumer loans and leases were .46% in the recent quarter, compared with .66% in the third quarter of 1999 and .47% in 2000’s second quarter. For the nine months ended September 30, 2000 and 1999, the provision for credit losses was $24.0 million and $30.5 million, respectively. Through September 30, net charge-offs were $16.9 million in 2000 and $27.5 million in 1999, representing .13% and .23%, respectively, of average loans and leases. Consumer loan net charge-offs totaled $12.0 million and $15.5 million during the nine months ended September 30, 2000 and 1999, respectively.

      Nonperforming loans, which consist of nonaccrual and restructured loans, were $61.8 million or .36% of total loans and leases outstanding at September 30, 2000, compared with $86.7 million or .51% at September 30, 1999, $72.2 million or .41% at December 31, 1999, and $62.7 million or .37% at June 30, 2000. Nonperforming commercial real estate loans totaled $10.6 million at September 30, 2000, $16.8 million at September 30, 1999, $13.4 million at December 31, 1999, and $10.2 million at June 30, 2000. Nonperforming consumer loans and leases totaled $8.7 million at September 30, 2000, compared with $7.4 million at September 30, 1999, $8.7 million at December 31, 1999, and $8.4 million at June 30, 2000. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .26% at September 30, 2000, .24% at September 30, 1999, .28% at December 31, 1999 and .26% at June 30, 2000. Nonperforming residential mortgage loans totaled $23.4 million and $34.1 million at September 30, 2000 and 1999, respectively, $29.0 million at December 31, 1999, and $25.8 million at June 30, 2000. Commercial loans and leases classified as nonperforming aggregated $19.1 million at September 30, 2000, $28.4 million at September 30, 1999, $21.1 million at December 31, 1999 and $18.3 million at June 30, 2000. Assets acquired in settlement of defaulted loans were $8.6 million at September 30, 2000, $10.2 million at September 30, 1999, $10.0 million at December 31, 1999 and $8.4 million at June 30, 2000. Accruing loans past due 90 days or more totaled $30.4 million or .18% of total loans and leases at September 30, 2000, compared with $29.6 million or .17% at September 30, 1999, $31.0 million or .18% at December 31, 1999 and $28.6 or .17% at June 30, 2000. Accruing loans past due 90 days or more consist predominately of residential mortgage and consumer loans, of which the government guaranteed portion is presented in the table below. The unguaranteed portion of accruing loans past due 90 days or more is largely comprised of residential mortgage loans.

      A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA

Dollars in thousands

	2000 Quarters			1999 Quarters

	Third	Second	First	Fourth	Third

Nonaccrual loans	$52,640	53,802	58,060	61,816	77,716

Renegotiated loans	9,159	8,877	8,910	10,353	8,958

Total nonperforming loans	61,799	62,679	66,970	72,169	86,674

Real estate and other assets owned	8,631	8,415	9,244	10,000	10,237

Total nonperforming assets	$70,430	71,094	76,214	82,169	96,911

Accruing loans past due 90 days or more*	$30,430	28,584	29,407	31,017	29,618

Government guaranteed loans included in totals above:

Nonperforming loans	$7,265	5,977	5,239	5,239	4,667

Accruing loans past due 90 days or more	11,911	13,632	11,917	11,290	11,470

Nonperforming loans to total loans and leases, net of unearned discount	.36%	.37%	.38%	.41%	.51%

Nonperforming assets to total net loans and leases, and real estate and other assets owned	.41%	.42%	.43%	.47%	.57%

Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.18%	.17%	.17%	.18%	.17%

*	Predominately residential mortgage loans and consumer loans.

      The allowance for credit losses was $323.3 million, or 1.87% of total loans and leases at September 30, 2000, compared with $315.0 million or 1.85% a year earlier, $316.2 million or 1.82% at December 31, 1999 and $320.2 million or 1.89% at June 30, 2000. The ratio of the allowance for credit losses to nonperforming loans was 523% at the most recent quarter-end, compared with 363% a year earlier, 438% at December 31, 1999 and 511% at June 30, 2000. The increase in the allowance as a percentage of total loans at September 30 and June 30, 2000 compared with December 31, 1999 reflects management’s evaluation of the loan and lease portfolio, the impact of economic conditions and trends on borrowers’ abilities to repay loans and leases, the securitization of approximately $1 billion of residential mortgage loans in the second quarter of 2000, and other factors. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Given the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular, coupled with the amount of commercial and industrial loans to businesses in New York State outside of the New York City metropolitan area and significant growth in recent years in loans to individual consumers, management cautiously evaluated the impact of interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when assessing the adequacy of the Company’s allowance for credit losses as of September 30, 2000. Based upon the results of such review, management believes that the allowance for credit losses at September 30, 2000 was adequate to absorb credit losses inherent in the Company’s portfolio as of that date.

Other Income

Other income totaled $76.5 million in the third quarter of 2000, compared with $72.5 million in the third quarter of 1999 and $73.4 million in the second quarter of 2000.

      Mortgage banking revenues totaled $16.0 million in the third quarter of 2000, compared with $16.9 million in the year-earlier quarter and $15.0 million in the second quarter of 2000. During the third quarter of 2000, residential mortgage loans originated for sale to other investors totaled $637 million, compared with $691 million in the year-earlier quarter and $591 million in the second quarter of 2000. The lower levels of originated residential mortgage loans in the second and third quarters of 2000 as compared with the third quarter of 1999 were, in part, the result of the impact of higher interest rate levels. Interest rate increases initiated by the Federal Reserve since 1999’s third quarter have negatively impacted mortgage origination volume. Tighter pricing margins, due to competitive pressures, and the lower volume of originations contributed to a decrease in gains from sales of residential mortgage loans and loan servicing rights, which totaled $6.0 million in the recent quarter, compared with $9.0 million in the third quarter of 1999. Similar gains of $5.7 million were recorded in 2000’s second quarter. Residential mortgage loan servicing fees were $8.4 million in the recently completed quarter, compared with $6.5 million in the corresponding 1999 quarter and $7.8 million in the second quarter of 2000. Residential mortgage loans serviced for others totaled $8.9 billion at September 30, 2000, $7.1 billion at September 30, 1999 and $7.2 billion at December 31, 1999. Capitalized mortgage servicing assets were $81 million at September 30, 2000, $60 million at September 30, 1999 and $61 million at December 31, 1999. During the first nine months of 2000, the Company purchased servicing rights for residential mortgage loans with outstanding principal balances totaling $1.2 billion. In connection with these purchases, capitalized servicing assets of $13 million were recorded. In addition, approximately $14 million of capitalized servicing assets were recorded in connection with the previously noted securitization of $1.0 billion of residential mortgage loans during the second quarter of 2000. Residential mortgage loans held for sale totaled $264 million and $273 million at September 30, 2000 and 1999, respectively, and $239 million at December 31, 1999.

      Service charges on deposit accounts were $21.8 million in the third quarter of 2000, up from $20.3 million in the comparable quarter of the previous year and from $21.0 million in the second quarter of 2000. Trust income was $9.8 million in the third and second quarters of 2000, compared with $10.2 million in the third quarter of 1999. Brokerage services income, which is comprised of revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $7.2 million in the recent quarter, compared with $6.8 million in the year-earlier quarter and $8.1 million in the second quarter of 2000. Trading account and foreign exchange activity resulted in gains of $1.1 million in the third quarter of 2000, compared with gains of $742 thousand in the year-earlier quarter and $219 thousand in the second quarter of 2000. Other revenues from operations totaled $20.7 million in the recent quarter, compared with $16.2 million in the corresponding quarter of 1999 and $19.4 million in the second quarter of 2000. Included in other revenues from operations is tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $6.2 million in the third quarter of 2000, compared with $5.2 million and $6.0 million in the third quarter of 1999 and the second 2000 quarter, respectively. The carrying value of bank owned life insurance is included in other assets in the consolidated balance sheet and totaled $442 million and $384 million at September 30, 2000 and 1999, respectively, and $389 million at December 31, 1999. Also included in other revenues from operations were fees earned from insurance-related services. Insurance-related fees in the recent quarter were up $1.5 million from the year-earlier quarter, largely the result of the March 1, 2000 acquisition of MBD.

      Other income totaled $221.9 million during the first nine months of 2000, up 5% from $212.0 million in the year-earlier period. For the nine-month period ended September 30, 2000, mortgage banking revenues totaled $45.5 million, down 20% from $57.0 million in the corresponding 1999 period. The decline in such revenues was the result of the impact of the higher interest rate environment on origination volume and tighter pricing margins previously noted. Compared with the first nine months of 1999, gains from sales of residential mortgage loans and loan servicing rights in 2000 decreased $14.3 million, or 44%. Reflecting a third quarter 1999 increase in fees and the impact of the 1999 acquisitions of FNB and the Chase branches, service charges on deposit accounts totaled $63.2 million during the first nine months of 2000, an increase of 20% from $52.9 million in the comparable year-earlier period. Trust income decreased 4% to $29.6 million in the first nine months of 2000 from $30.8 million in the corresponding 1999 period. Brokerage services income increased 21% to $24.6 million in the first nine months of 2000 from $20.4 million in the similar 1999 period. Trading account and foreign exchange activity resulted in gains of $1.6 million for the initial nine months of 2000, compared with losses of $1.3 million during the first nine months of 1999. The losses in 1999 were largely due to a $3 million loss incurred when a counterparty defaulted on the settlement of outstanding foreign exchange contracts. Other revenues from operations increased 13% to $57.4 million in the first nine months of 2000 from $50.7 million in the comparable 1999 period. The rise resulted in part from increases in fees from insurance services of $3.9 million and higher letter of credit and other credit-related fees of $1.8 million. Included in other revenues from operations for the first nine months of 1999 was a nonrecurring $2.9 million award received in recognition of the Company’s community reinvestment activities.

Other Expense

Excluding amortization of goodwill and core deposit intangible and the nonrecurring merger-related expenses, other expense totaled $136.5 million in the third quarter of 2000, compared with $130.2 million in the third quarter of 1999 and $141.6 million in the second quarter of 2000. On the same basis, through the first nine months of 2000, other expense totaled $414.3 million, an increase of 6% from $390.7 million in the comparable 1999 period. Goodwill and core deposit intangible amortization was $13.8 million in the third quarter of 2000, up from $12.5 million in the third quarter of 1999, but down slightly from $14.1 million in the second quarter of 2000. Amortization of goodwill and core deposit intangible totaled $42.3 million in the first nine months of 2000, compared with $34.6 million in the corresponding 1999 period. Nonrecurring merger-related expenses were $3.6 million in the third quarter and first nine months of 2000, compared with $2.2 million and $4.7 million in the third quarter and first nine months of 1999, respectively.

      Salaries and employee benefits expense was $76.1 million in the recent quarter, 6% higher than the $71.6 million in the corresponding 1999 quarter, but down slightly from $76.9 million in the second quarter of 2000. For the first nine months of 2000, salaries and employee benefits expense increased 9% to $229.7 million from $211.4 million in the corresponding 1999 period. The increases from the 1999 periods were attributable to merit salary increases, costs associated with higher staffing levels resulting from the acquisitions of FNB and the Chase branches, and increased expenses associated with incentive-based compensation arrangements.

      Excluding amortization of goodwill and core deposit intangible and the previously mentioned merger-related expenses, nonpersonnel expense totaled $60.7 million in the third quarter of 2000, up from $58.7 million in the third quarter of 1999, but below the $64.7 million in the second quarter of 2000. On the same basis, such expenses were $184.8 million during the first nine months of 2000, an increase of 3% from $179.4 million during the corresponding 1999 period. Contributing to the decrease in nonpersonnel expense from the second quarter of 2000 was a $2.6 million pre-tax loss incurred in that quarter related to real property obtained in a prior acquisition. The higher expense for the first nine months of 2000 as compared with 1999 was due in part to the loss noted above and higher expenses for the amortization of capitalized servicing rights.

Capital

Stockholders’ equity at September 30, 2000 was $1.9 billion or 8.81% of total assets, compared with $1.8 billion or 8.35% of total assets a year earlier and $1.8 billion or 8.02% at December 31, 1999. On a per share basis, stockholders’ equity was $25.22 at September 30, 2000, up from $23.05 and $23.24 at September 30 and December 31, 1999, respectively. Excluding goodwill and core deposit intangible, net of applicable tax effect, tangible equity per share was $17.52 at September 30, 2000, compared with $14.94 at September 30, 1999 and $15.14 at December 31, 1999.

      Stockholders’ equity at September 30, 2000 reflected a loss of $32.4 million, or $.42 per share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale, compared with unrealized losses of $22.1 million or $.28 per share at September 30, 1999 and $26.0 million or $.34 per share at December 31, 1999. Unrealized gains and losses on investment securities classified as available for sale are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of such securities. The market valuation of investment securities should be considered in the context of the entire balance sheet of the Company. With the exception of investment securities classified as available for sale, trading account assets and liabilities, and residential mortgage loans held for sale, the carrying values of financial instruments in the balance sheet are generally not adjusted for appreciation or depreciation in market value resulting from changes in interest rates.

      Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage”

ratio guideline of 3% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are generally not recognized in determining regulatory capital. Core capital included the $319 million carrying value of trust preferred securities. As of September 30, 2000, total capital also included $110 million of subordinated notes issued by M&T Bank in prior years. The previously discussed $500 million of subordinated capital notes issued in October 2000 by M&T Bank will be included in total capital in future periods.

      The Company internally generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or cash net income (including the impact of nonrecurring merger-related expenses) less dividends paid expressed as an annualized percentage of regulatory “core capital” at the beginning of the period, during the third quarter of 2000 was 19.03%, or $76.0 million, compared with 18.34% or $68.6 million in the year-earlier quarter and 19.21% or $73.4 million in the second 2000 quarter.

      The regulatory capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of September 30, 2000 are presented in the accompanying table. The regulatory capital ratios of the Company and M&T Bank in future periods will reflect the impact of the Keystone acquisition, including the October subordinated capital note issuance. Such ratios are expected to continue to exceed all applicable capital adequacy requirements.

REGULATORY CAPITAL RATIOS

September 30, 2000

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.

Core capital	8.89%	8.65%	10.89%

Total capital	10.73%	10.51%	11.78%

Leverage	7.89%	7.77%	6.02%

      In November 1999, M&T announced a plan to repurchase up to 1,904,650 common shares for reissuance upon the possible future exercise of outstanding stock options. Through September 30, 2000, M&T had repurchased 1,632,860 shares of common stock pursuant to such plan at an average cost of $42.74 per share.

Segment Information

The Commercial Banking segment contributed net income of $24.7 million in the third quarter of 2000, up from $17.4 million in the comparable 1999 quarter and $23.5 million in the second quarter of 2000. The major factors for the increase from the year-earlier period were a $7.1 million increase in net interest income, due to an 18% increase in average loans outstanding, and a $5.4 million decrease in the provision for credit losses. The decrease in the provision for credit losses was due, in part, to a $6.2 million partial charge-off of a commercial loan in the third quarter of 1999. The increase from the second quarter of 2000 was due, in part, to higher net interest income of $1.5 million, resulting from higher average loans outstanding. For the nine months ended September 30, 2000 and 1999, earnings for this segment were $69.7 million and $58.1 million, respectively. The higher net income in 2000 resulted largely from an increase of $19.4 million, or 17%, in net interest income, due to increases of 18% and 6% in average loans and average deposits, respectively. Growth in most markets served by the Company, as well as the impact of loans obtained in the FNB acquisition, contributed to the higher loan balances.

      The Commercial Real Estate segment’s earnings were $17.3 million in the recent quarter, compared with $16.3 million in the year-earlier period and $17.9 million in the second 2000 quarter. An increase of $1.7 million in net interest income, the result of an increase in average loan balances, was the major factor for the improvement in earnings over the third quarter of 1999. The slight decrease from the second quarter of 2000 was largely due to lower fees earned from originating loans for other investors. Net income in the first nine months of 2000 and 1999 was $52.4 million and $47.1 million, respectively. Higher net interest income of $7.9 million, or 9%, the result of increased average loan balances outstanding, was the major factor for the increase in net income for this segment.

      In the third quarter of 2000, the Discretionary Portfolio segment contributed net income of $9.0 million, compared with $10.4 million in the third quarter of 1999 and $7.7 million in the second quarter of 2000. The decrease in net income from the third quarter of 1999 was, in part, due to a decrease in net interest income of $2.8 million, or 23%, largely the result of a decrease in average earning assets. The increase in earnings from the second quarter of 2000 reflects, in part, an adjustment to the funding charge associated with the mortgage-backed securities that resulted from the securitization of residential mortgage loans previously discussed. Net income for this segment for the first nine months of 2000 was $25.1 million, compared with $27.9 million in the corresponding 1999 period. The decrease from 1999 was largely due to a $6.7 million, or 19%, decrease in net interest income, reflecting a decrease in average earning assets and a narrowing of the net interest margin, partially offset by a $1.4 million increase in trading account and foreign exchange gains.

      The Residential Mortgage Banking segment’s earnings were $2.9 million in the recent quarter, compared with $4.6 million in the third quarter of 1999 and $1.2 million in the second quarter of 2000. A decrease in gains from sales of residential mortgage loans, resulting in part from the impact of generally higher interest rates on loan origination volume, along with tighter pricing margins due to competitive pressures, was the leading factor contributing to the lower net income compared with the year-earlier period. Higher net interest income and an increase in servicing revenues and gains from sales of residential mortgage loans, as well as lower operating expenses, contributed to the increase in earnings from the second quarter of 2000. For the first nine months of 2000, this segment earned $6.0 million, compared with $17.6 million in the similar period of 1999. The decrease was largely due to a decrease in gains from sales of residential mortgage loans.

      Retail Banking earned $43.2 million in 2000’s third quarter, up 46% from $29.6 million in 1999’s comparable quarter and 14% higher than $37.8 million in the second quarter of 2000. Higher net interest income of $20.5 million, the result of a higher net interest margin, a 4% increase in average deposit balances and an 8% increase in average loans outstanding, and higher fees earned from service charges on deposit accounts of $1.2 million were the leading factors contributing to the increase from the third quarter of 1999. The 1999 FNB and Chase branch acquisitions contributed to the higher deposit and loan balances. Higher net interest income of $6.7 million, the result of a higher net interest margin, and lower professional services, advertising and other operating expenses of $3.4 million, were the leading factors contributing to the increase from the second quarter of 2000. For the first nine months of 2000, net income for this segment increased 42% to $114.2 million from $80.7 million in the corresponding period in 1999. Due, in part, to the impact of the 1999 acquisitions noted above, higher net interest income and service charges on deposit accounts, partially offset by increases in operating expenses, were the leading factors contributing to the significant improvement from 1999.

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

      The Company expects to adopt SFAS No. 133, as amended, as of January 1, 2001. The Company anticipates that adoption of SFAS No. 133 could increase the volatility of reported earnings and stockholders’ equity and could also result in the modification of certain data processing systems and hedging practices. Nevertheless, the impact of adopting SFAS No. 133 will be dependent on the nature and intended purpose of derivative instruments held as of January 1, 2001.

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

M&T BANK CORPORATION AND SUBSIDIARIES

QUARTERLY TRENDS

	2000 Quarters				1999 Quarters
	Third	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share

Interest income (taxable-equivalent basis)	$424,212	409,710	401,064	391,792	375,021	361,158	358,370

Interest expense	219,622	208,706	203,731	192,766	179,961	171,269	175,238

Net interest income	204,590	201,004	197,333	199,026	195,060	189,889	183,132

Less: provision for credit losses	9,000	6,000	9,000	14,000	13,500	8,500	8,500

Other income	76,514	73,382	71,998	70,354	72,499	66,806	72,716

Less: other expense	153,959	155,710	150,597	149,047	144,898	145,547	139,466

Income before income taxes	118,145	112,676	109,734	106,333	109,161	102,648	107,882

Applicable income taxes	41,397	38,888	39,293	38,132	39,633	35,772	39,151

Taxable-equivalent adjustment	2,332	2,250	2,206	2,083	1,964	1,838	1,825

Net income	$74,416	71,538	68,235	66,118	67,564	65,038	66,906

Per common share data

Basic earnings	$.97	.93	.89	.85	.86	.83	.87

Diluted earnings	.94	.91	.86	.82	.83	.80	.83

Cash dividends	$.125	.125	.125	.125	.125	.10	.10
Average common shares outstanding

Basic	76,748	76,631	77,112	77,950	78,804	77,931	77,311

Diluted	79,417	78,876	79,222	80,584	81,473	81,321	80,226

Performance ratios, annualized
Return on

Average assets	1.36%	1.32%	1.22%	1.18%	1.27%	1.27%	1.34%

Average common stockholders’ equity	15.64%	15.75%	15.14%	14.58%	14.97%	15.23%	16.56%

Net interest margin on average earning assets (taxable-equivalent basis)	4.05%	4.05%	3.94%	3.99%	4.03%	4.09%	3.98%

Nonperforming assets to total assets, at end of quarter	.32%	.33%	.33%	.37%	.45%	.41%	.44%

Efficiency ratio (a)	53.49%	56.75%	55.92%	55.33%	53.62%	55.72%	54.56%

Cash (tangible) operating results(b)

Net income (in thousands)	$87,758	82,937	79,844	78,443	79,714	76,511	76,333

Diluted net income per common share	1.11	1.05	1.00	.97	.98	.94	.95
Annualized return on

Average tangible assets	1.64%	1.57%	1.47%	1.45%	1.54%	1.53%	1.57%

Average tangible common stockholders’ equity	26.98%	27.46%	26.95%	26.67%	26.43%	26.13%	27.66%

Efficiency ratio (a)	48.57%	51.61%	50.57%	49.71%	48.91%	51.36%	50.31%

Balance sheet data
In millions, except per share
Average balances

Total assets	$21,823	21,851	22,438	22,147	21,183	20,579	20,298

Earning assets	20,098	19,976	20,147	19,806	19,184	18,636	18,664

Investment securities	2,904	2,582	1,977	1,974	2,048	2,064	2,497

Loans and leases, net of unearned discount	17,163	17,181	17,501	17,147	16,678	16,056	15,761

Deposits	14,980	15,206	15,257	15,472	14,821	14,578	14,497

Stockholders’ equity	1,893	1,826	1,813	1,800	1,791	1,713	1,638

At end of quarter

Total assets	$22,009	21,746	22,762	22,409	21,759	21,205	20,285

Earning assets	20,143	19,893	20,389	19,964	19,467	19,050	18,382

Investment securities	2,799	2,865	2,079	1,901	1,953	2,078	2,088

Loans and leases, net of unearned discount	17,324	16,949	17,703	17,407	16,984	16,513	15,813

Deposits	14,682	15,223	15,151	15,374	15,417	14,909	14,476

Stockholders’ equity	1,940	1,852	1,832	1,797	1,817	1,773	1,667

Equity per common share	25.22	24.18	23.83	23.24	23.05	22.48	21.53

Tangible equity per common share	17.52	16.28	15.79	15.14	14.94	14.91	14.90

Market price per common share

High	$52.29	47.50	45.81	51.20	57.50	58.25	51.88

Low	44.50	39.95	35.70	40.60	41.25	46.25	46.40

Closing	51.00	45.00	44.65	41.43	45.90	55.00	47.90

(a)	Excludes impact of nonrecurring merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2000 Third quarter			2000 Second quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*

Commercial, financial, etc.	$3,978	$90,407	9.04%	3,863	85,127	8.86%

Real estate — commercial	6,867	147,932	8.62	6,710	142,606	8.50

Real estate — consumer	3,061	61,053	7.98	3,464	66,340	7.66

Consumer	3,257	75,087	9.17	3,144	69,099	8.84

Total loans and leases, net	17,163	374,479	8.68	17,181	363,172	8.50

Money-market assets

Interest-bearing deposits at banks	1	20	4.64	2	14	3.82

Federal funds sold and agreements to resell securities	15	250	6.74	170	2,833	6.71

Trading account	15	155	4.05	41	662	6.38

Total money-market assets	31	425	5.32	213	3,509	6.63

Investment securities**

U.S. Treasury and federal agencies	1,865	30,936	6.60	1,488	24,063	6.50

Obligations of states and political subdivisions	80	1,360	6.82	86	1,393	6.51

Other	959	17,012	7.05	1,008	17,573	7.01

Total investment securities	2,904	49,308	6.76	2,582	43,029	6.70

Total earning assets	20,098	424,212	8.40	19,976	409,710	8.25

Allowance for credit losses	(322)			(320)

Cash and due from banks	494			474

Other assets	1,553			1,721

Total assets	$21,823			21,851

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits

NOW accounts	$402	$1,235	1.22	413	1,252	1.22

Savings deposits	5,194	30,375	2.33	5,299	30,770	2.34

Time deposits	6,893	103,107	5.95	7,067	100,281	5.71

Deposits at foreign office	259	4,075	6.28	252	3,754	5.98

Total interest-bearing deposits	12,748	138,792	4.33	13,031	136,057	4.20

Short-term borrowings	2,952	49,221	6.63	2,669	42,226	6.36

Long-term borrowings	1,763	31,609	7.13	1,775	30,423	6.89

Total interest-bearing liabilities	17,463	219,622	5.00	17,475	208,706	4.80

Noninterest-bearing deposits	2,232			2,175

Other liabilities	235			375

Total liabilities	19,930			20,025

Stockholders’ equity	1,893			1,826

Total liabilities and stockholders’ equity	$21,823			21,851

Net interest spread			3.40			3.45

Contribution of interest-free funds			.65			.60

Net interest income/margin on earning assets		$204,590	4.05%		201,004	4.05%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2000 First quarter
	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*

Commercial, financial, etc.	$3,741	$78,717	8.46%

Real estate — commercial	6,592	138,395	8.40

Real estate — consumer	4,062	75,862	7.47

Consumer	3,106	66,549	8.62

Total loans and leases, net	17,501	359,523	8.26

Money-market assets

Interest-bearing deposits at banks	1	10	3.34

Federal funds sold and agreements to resell securities	655	9,588	5.88

Trading account	13	127	4.00

Total money-market assets	669	9,725	5.84

Investment securities**

U.S. Treasury and federal agencies	778	11,565	5.98

Obligations of states and political subdivisions	82	1,318	6.41

Other	1,117	18,933	6.82

Total investment securities	1,977	31,816	6.47

Total earning assets	20,147	401,064	8.01

Allowance for credit losses	(318)

Cash and due from banks	482

Other assets	2,127

Total assets	$22,438

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits

NOW accounts	$432	$1,308	1.22

Savings deposits	5,331	31,723	2.39

Time deposits	7,155	98,248	5.52

Deposits at foreign office	226	3,046	5.41

Total interest-bearing deposits	13,144	134,325	4.11

Short-term borrowings	2,752	39,759	5.81

Long-term borrowings	1,775	29,647	6.72

Total interest-bearing liabilities	17,671	203,731	4.64

Noninterest-bearing deposits	2,113

Other liabilities	841

Total liabilities	20,625

Stockholders’ equity	1,813

Total liabilities and stockholders’ equity	$22,438

Net interest spread			3.37

Contribution of interest-free funds			.57

Net interest income/margin on earning assets		197,333	3.94%

*	Includes non-accrual loans.

**	Includes available for sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	1999 Fourth quarter			1999 Third quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*

Commercial, financial, etc	$3,566	$72,871	8.11%	3,374	68,452	8.05%

Real estate — commercial	6,298	134,006	8.51	6,039	126,867	8.40

Real estate — consumer	4,170	78,131	7.50	4,224	78,905	7.47

Consumer	3,113	65,927	8.40	3,041	62,626	8.17

Total loans and leases, net	17,147	350,935	8.12	16,678	336,850	8.01

Money-market assets

Interest-bearing deposits at banks	1	7	3.15	2	25	3.93

Federal funds sold and agreements to resell securities	672	9,555	5.63	430	5,732	5.29

Trading account	12	192	6.32	26	374	5.77

Total money-market assets	685	9,754	5.64	458	6,131	5.31

Investment securities**

U.S. Treasury and federal agencies	788	11,413	5.74	880	12,800	5.77

Obligations of states and political subdivisions	78	1,247	6.31	76	1,176	6.20

Other	1,108	18,443	6.61	1,092	18,064	6.56

Total investment securities	1,974	31,103	6.25	2,048	32,040	6.21

Total earning assets	19,806	391,792	7.85	19,184	375,021	7.76

Allowance for credit losses	(316)			(316)

Cash and due from banks	538			438

Other assets	2,119			1,877

Total assets	$22,147			21,183

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits

NOW accounts	$417	1,223	1.16	368	1,055	1.14

Savings deposits	5,481	33,256	2.41	5,244	30,708	2.32

Time deposits	7,206	96,860	5.33	7,000	90,955	5.15

Deposits at foreign office	245	3,110	5.05	227	2,720	4.75

Total interest-bearing deposits	13,349	134,449	4.00	12,839	125,438	3.88

Short-term borrowings	2,155	29,522	5.44	2,058	26,886	5.18

Long-term borrowings	1,775	28,795	6.44	1,806	27,637	6.07

Total interest-bearing liabilities	17,279	192,766	4.43	16,703	179,961	4.27

Noninterest-bearing deposits	2,123			1,982

Other liabilities	945			707

Total liabilities	20,347			19,392

Stockholders’ equity	1,800			1,791

Total liabilities and stockholders’ equity	$22,147			21,183

Net interest spread			3.42			3.49

Contribution of interest-free funds			.57			.54

Net interest income/margin on earning assets		$199,026	3.99%		195,060	4.03%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      A Special Meeting of Stockholders of M&T was held on September 19, 2000. At the meeting, stockholders approved the merger of Keystone with and into Olympia Financial Corp., a wholly owned subsidiary of M&T, and the issuance of up to 1,725,000 pre-split shares of M&T common stock in connection with the Keystone merger. In addition, stockholders authorized a Certificate of Amendment to the Certificate of Incorporation of M&T providing, among other things, for a ten-for-one split of M&T common stock and a decrease in the par value of M&T common stock from $5.00 per share to $.50 per share. The following table presents the tabulation of the votes with respect to the Keystone merger and the charter amendment at that meeting of stockholders:

	Number of Votes

	For	Against	Abstain

Keystone merger	6,424,976	7,489	17,297

Charter amendment	6,393,261	42,786	13,715

Item 5. Other Information.

      On October 5, 2000, M&T Bank issued a press release announcing that it issued on that day $500 million of 8.00% subordinated notes maturing October 1, 2010, and that the proceeds from the issuance of the subordinated notes would be used to fund the cash portions of the Keystone and Premier mergers.

      On October 6, 2000, M&T issued a press release announcing the completion of a ten-for-one common stock split. In connection with the stock split, a total of 69,177,996 shares were distributed on October 5, 2000 to stockholders of record as of the close of business on September 29, 2000 and the par value of M&T’s common stock was changed from $5.00 to $.50.

      On October 9, 2000, M&T issued a press release announcing the October 6, 2000 completion of the acquisition of Keystone and the merger of Keystone’s bank subsidiary, Keystone Financial Bank, N.A., into M&T Bank. Keystone’s stockholders received $374 million in cash and 15.9 million shares of M&T common stock in exchange for the Keystone shares outstanding at the time of the acquisition.

Item 5. Other Information, continued

      The consummation of the Keystone merger, the completion of M&T Bank's issuance of the subordinated notes, and the distribution of the stock split were also disclosed in a Current Report on Form 8-K dated October 6, 2000, which was filed on October 20, 2000.

      On October 23, 2000, M&T also issued a press release announcing that it would participate in a Regional Bank Conference where M&T’s Chief Financial Officer would discuss certain forward-looking information, including the expected impact of M&T’s recent and pending mergers on future results of operations. The news release provided mechanisms for interested parties to listen to the presentation and view M&T’s presentation materials.

Item 6. Exhibits and Reports on Form 8-K.

      (a)  The following exhibits are filed as a part of this report:

Exhibit
No.

27.1	Financial Data Schedule. Filed herewith.

      (b)  Reports on Form 8-K. On July 12, 2000, a Current Report on Form 8-K dated July 9, 2000 was filed to announce that the Registrant would acquire Premier, Lagrangeville, New York. Premier National Bank, Premier’s national bank subsidiary, operates 34 banking offices in the mid-Hudson Valley region of New York State.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 14, 2000	By: /s/ Michael P. Pinto Michael P. Pinto Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.

27.1	Financial Data Schedule. Filed herewith.