Form 10-K
period 2000-12-31
M&T BANK CORP
filed 2001-03-09
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9861

M&T BANK CORPORATION
(Exact name of registrant as specified in its charter)

New York (State of incorporation)	16-0968385 (I.R.S. Employer Identification No.)

One M&T Plaza, Buffalo, New York (Address of principal executive offices)	14203 (Zip Code)

Registrant’s telephone number, including area code: (716)842-5445

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.50 par value (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

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
M&T Bank Corporation
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on February 27, 2001: $5,516,204,248.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 27, 2001: 96,677,727 shares.

Documents Incorporated By Reference:

(1)	Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders of M&T Bank Corporation in Part III.

M&T BANK CORPORATION

FORM 10-K

For the year ended December 31, 2000

CROSS-REFERENCE SHEET			Form
			10-K
PART I			Page

Item 1.		Business	5

Statistical disclosure pursuant to Guide 3

I.	Distribution of assets, liabilities, and stockholders’ equity; interest rates and interest differential

	A.	Average balance sheets	53-54

	B.	Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest-bearing liabilities	53-54

	C.	Rate/volume variances	20

II. Investment portfolio

	A.	Year-end balances	17

	B.	Maturity schedule and weighted average yield	65

	C.	Aggregate carrying value of securities that exceed ten percent of stockholders’ equity	79

III. Loan portfolio

	A.	Year-end balances	17,81

	B.	Maturities and sensitivities to changes in interest rates	62

	C.	Risk elements Nonaccrual, past-due and renegotiated loans	60

		Actual and pro forma interest on certain loans	81

		Nonaccrual policy	73

		Loan concentrations	37

IV. Summary of loan loss experience

	A.	Analysis of the allowance for loan losses	58

		Factors influencing management’s judgment concerning the adequacy of the allowance and provision	34-37,73-74

	B.	Allocation of the allowance for loan losses	59

V. Deposits

	A.	Average balances and rates	53-54

	B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	61

VI. Return on equity and assets			19,27,42

VII. Short-term borrowings			84-85

M&T BANK CORPORATION

FORM 10-K

For the year ended December 31, 2000

CROSS-REFERENCE SHEET - continued			Form
			10-K
PART I, continued			Page

Item	2.	Properties	21,82-83

Item	3.	Legal Proceedings	21

Item	4.	Submission of Matters to a Vote of Security Holders	21

		Executive Officers of the Registrant	21-23

PART II

Item	5.	Market for Registrant’s Common Equity and Related Stockholder Matters	24

	A.	Principal market	24

		Market prices	50

	B.	Approximate number of holders at year-end	17

	C.	Frequency and amount of dividends declared	18-19,49-50

	D.	Restrictions on dividends	12,109

Item	6.	Selected Financial Data

	A.	Selected consolidated year-end balances	17

	B.	Consolidated earnings, etc.	18-19

Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-65

Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	39-42,63,66

Item	8.	Financial Statements and Supplementary Data

	A.	Report of Independent Accountants	67

	B.	Consolidated Balance Sheet -

		December 31, 2000 and 1999	68

	C.	Consolidated Statement of Income -

		Years ended December 31, 2000, 1999 and 1998	69

	D.	Consolidated Statement of Cash Flows -

		Years ended December 31, 2000, 1999 and 1998	70

	E.	Consolidated Statement of Changes in Stockholders’ Equity - Years ended December 31, 2000, 1999 and 1998	71

M&T BANK CORPORATION

FORM 10-K

For the year ended December 31, 2000

CROSS-REFERENCE SHEET - continued

			Form
			10-K
			Page

PART II, continued

Item	8.	Financial Statements and Supplementary Data, continued

	F.	Notes to Financial Statements	72-113

	G.	Quarterly Trends	50

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	114

PART III

Item	10.	Directors and Executive Officers of the Registrant.	114

Item	11.	Executive Compensation.	114

Item	12.	Security Ownership of Certain Beneficial Owners and Management.	114

Item	13.	Certain Relationships and Related Transactions.	114

PART IV

Item	14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.	115

Signatures			116-118

Exhibit Index			119-123

PART I

Item 1.	Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and under Article  III-A of the New York Banking Law (“Banking Law”). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2000 the Company had consolidated total assets of $28.9 billion, deposits of $20.2 billion and stockholders’ equity of $2.7 billion. The Company had 7,616 full-time and 1,120 part-time employees as of December 31, 2000.

At December 31, 2000, the Registrant had two wholly owned bank subsidiaries: Manufacturers and Traders Trust Company (“M&T Bank”) and M&T Bank, National Association (“M&T Bank, N.A.”). The banks collectively offer a wide range of commercial banking, trust and investment services to their customers. At December 31, 2000, M&T Bank represented 97% of consolidated assets of the Company.

On February 9, 2001, M&T completed the merger of Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York, with and into Olympia Financial Corp. (“Olympia”), a wholly owned subsidiary of M&T. Following the merger, Premier National Bank, Premier’s bank subsidiary, was merged into M&T Bank. Premier National Bank operated 34 banking offices in the mid-Hudson Valley region of New York State. At December 31, 2000, Premier had approximately $1.6 billion of assets, including $1.0 billion of loans, and approximately $1.4 billion of liabilities, including $1.3 billion of deposits. The transaction was accounted for using the purchase method of accounting and, accordingly, the operations acquired from Premier will be included in M&T’s financial results subsequent to the acquisition date. Premier’s stockholders received approximately $171 million in cash and 2,441,000 shares of M&T common stock in exchange for the Premier shares outstanding at the time of the acquisition.

On October 6, 2000, M&T completed the merger of Keystone Financial, Inc. (“Keystone”), a bank holding company headquartered in Harrisburg, Pennsylvania. Keystone Financial Bank, N.A., Keystone’s bank subsidiary, was merged into M&T Bank. Keystone Financial Bank, N.A. operated banking offices in Pennsylvania, Maryland and West Virginia. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operations acquired from Keystone have been included in M&T’s financial results since the acquisition date. Keystone’s stockholders received $375 million in cash and 15,900,292 shares of M&T common stock in exchange for the Keystone shares outstanding at the time of acquisition. Assets acquired totaled approximately $7.4 billion and included loans and leases of $4.8 billion and investment securities of $1.2 billion. Liabilities assumed on October 6 were approximately $6.4 billion and included $5.2 billion of deposits. In connection with the Keystone transaction, the Company recorded approximately $615 million of goodwill and core deposit intangible.

On March 1, 2000, M&T Bank completed the acquisition of Matthews, Bartlett & Dedecker, Inc. (“MBD”), an insurance agency located in Buffalo, New York. MBD provides insurance services principally to the commercial market and operates as a subsidiary of M&T Bank. The acquisition of MBD has not had a material impact on the Company’s financial position or its results of operations.

On March 31, 2000, The Chase Manhattan Bank (“Chase”) transferred trust and fiduciary accounts with assets of approximately $147 million to M&T Bank,

completing a transaction that began in September 1999 with M&T Bank’s acquisition from Chase of 29 branch offices in upstate New York and the investment management and custody accounts associated with those offices. At the time of closing in September 1999, the branches had approximately $634 million of deposits and approximately $44 million of retail installment and commercial loans, and the investment management and custody accounts had assets of approximately $286 million.

The Company from time to time considers acquiring banks, thrift institutions, branch offices or other businesses within markets currently served or in other nearby markets. The Company has pursued acquisition opportunities in the past, continues to review different opportunities, including the possibility of major acquisitions, and intends to continue this practice.

Subsidiaries

Olympia is a Delaware corporation that holds the stock of M&T Bank and is registered as a bank holding company under the BHCA. Its registered office is located at 1209 Orange Street, Wilmington, Delaware 19801.

Keystone Financial Life Insurance Company (“KFLI”), a wholly owned subsidiary of Olympia, was incorporated as an Arizona business corporation in January 1984. KFLI is a captive credit reinsurer which provides credit life and accident and health insurance to M&T Bank consumer loan customers. As of December 31, 2000, KFLI had assets of $34 million and stockholders’ equity of $14 million. KFLI recorded revenues of $853 thousand for the period from October 6, 2000 (the date it was acquired as part of the Keystone merger) through December 31, 2000. Headquarters of KFLI are located at 101 North First Avenue, Phoenix, Arizona 85003.

M&T Bank is a banking corporation which is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. Olympia acquired all of the issued and outstanding shares of the capital stock of M&T Bank on April 1, 1998. The stock of Olympia and M&T Bank represent major assets of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2000, M&T Bank had 450 banking offices located throughout New York State, Pennsylvania, Maryland and West Virginia, plus a branch in Nassau, The Bahamas. As of December 31, 2000, M&T Bank had consolidated total assets of $28.0 billion, deposits of $19.5 billion and stockholder’s equity of $3.0 billion. The deposit liabilities of M&T Bank are insured by the FDIC through either its Bank Insurance Fund (“BIF”) or its Savings Association Insurance Fund (“SAIF”). Of M&T Bank’s $19.1 billion in assessable deposits at December 31, 2000, 89% were assessed as BIF-insured and the remainder as SAIF-insured deposits. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State and Pennsylvania, and on small and medium-size businesses based in those areas. In addition, the Company conducts lending activities in Maryland and West Virginia, as well as other states through various subsidiaries. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.

M&T Bank, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the BIF. The main office of M&T Bank, N.A. is located at 48 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, primarily through direct mail and telephone marketing techniques. M&T Bank, N.A. is also a licensed insurance agency, and offers insurance products primarily through the banking offices of M&T Bank. As of December 31, 2000, M&T Bank, N.A. had total assets of $903 million, deposits of $799 million and stockholder’s equity of $59 million.

Highland Lease Corporation (“Highland Lease”), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in October 1994. Highland Lease is a consumer leasing company with headquarters at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2000, Highland Lease had assets of $637 million and stockholder’s equity of $35 million. Highland Lease recorded $30 million of revenue during 2000.

M&T Credit Corporation (“M&T Credit”), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in April 1994. M&T Credit is a credit and leasing company offering consumer loans and commercial loans and leases. Its headquarters are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203, with offices in Massachusetts and Pennsylvania. As of December 31, 2000, M&T Credit had assets of $910 million and stockholder’s equity of $25 million. M&T Credit recorded $62 million of revenue during 2000.

M&T Financial Corporation (“M&T Financial”), a New York business corporation, is a wholly owned subsidiary of M&T Bank which specializes in capital-equipment leasing. M&T Financial was formed in October 1985, had assets of $86 million and stockholder’s equity of $27 million as of December 31, 2000, and recorded approximately $14 million of revenue in 2000. The headquarters of M&T Financial are located at One M&T Plaza, Buffalo, New York 14203.

M&T Investment Company, Inc. (“M&T Investment Company”), a wholly owned subsidiary of M&T Bank, was incorporated as a New Jersey business corporation in December 1999. Operated as a New Jersey investment company, M&T Investment Company owns all of the outstanding common stock and 87.6% of the preferred stock of M&T Real Estate, Inc. As of December 31, 2000, M&T Investment Company had assets of approximately $7.7 billion and stockholder’s equity of approximately $7.6 billion. Excluding dividends from M&T Real Estate, Inc., M&T Investment Company recorded $9.8 million of revenue in 2000. The headquarters of M&T Investment Company are located at One Maynard Drive, Park Ridge, New Jersey 07656.

M&T Mortgage Corporation (“M&T Mortgage”), the wholly owned mortgage banking subsidiary of M&T Bank, was incorporated as a New York business corporation in November 1991. M&T Mortgage’s principal activities are comprised of the origination of residential mortgage loans and providing residential mortgage loan servicing to M&T Bank, M&T Bank, N.A. and others. M&T Mortgage operates throughout New York State and Pennsylvania, and also maintains branch offices in Arizona, Colorado, Idaho, Massachusetts, Ohio, Oregon, Utah and Washington. M&T Mortgage had assets of $958 million and stockholder’s equity of $156 million as of December 31, 2000, and recorded approximately $117 million of revenue during 2000. Residential mortgage loans serviced by M&T Mortgage for non-affiliates totaled $9.7 billion at December 31, 2000. The headquarters of M&T Mortgage are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Mortgage Reinsurance Company, Inc. (“M&T Reinsurance”), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure mortgage lenders against the risk of a mortgage borrower’s payment default. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer’s risk of borrower default. M&T Reinsurance had assets of approximately $1.9  million and stockholder’s equity of approximately $1.7 million as of December 31, 2000, and recorded approximately $767 thousand of revenue during 2000. M&T Reinsurance’s principal and registered office is at 148 College Street, Burlington, Vermont 05401.

M&T Real Estate, Inc.(“M&T Real Estate”), a subsidiary of M&T Investment Company, was incorporated as a New York business corporation in August 1995. All of the outstanding common stock and 87.6% of the preferred stock of M&T Real Estate is owned by M&T Investment Company. The remaining 12.4% of M&T Real Estate’s preferred stock is owned by officers or former officers of the Company. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank and others. As of December 31, 2000, M&T Real Estate had assets of $7.6 billion and stockholders’ equity of $7.4 billion. M&T Real Estate recorded $541 million of revenue in 2000. Commercial mortgage loans serviced for non-affiliates totaled $458 million at December  31, 2000. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, as an investment advisor under the Investment Advisors Act of 1940, as amended, and is licensed as an insurance agent. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2000, M&T Securities had assets of $13 million and stockholder’s equity of $9 million. M&T Securities recorded $36 million of revenue during 2000. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.

Matthews, Bartlett & Dedecker, Inc. (“MBD”), a wholly owned subsidiary of M&T Bank, was incorporated as a New York insurance agency in March 1955. MBD provides insurance services principally to the commercial market. As of December 31, 2000, MBD had assets of $9 million and stockholder’s equity of $5 million. MBD recorded revenues of $4 million for the period from March 1, 2000 (the date it was acquired by M&T Bank) through December 31, 2000. The headquarters of MBD are located at 334 Delaware Avenue, Buffalo, New York 14202.

During 1997, the Company and one of its predecessors, ONBANCorp, Inc. (“ONBANCorp”), formed three Delaware business trusts to issue preferred capital securities (“Capital Securities”). M&T Capital Trust I (“Trust I”) issued $150 million of 8.234% Capital Securities, M&T Capital Trust II (“Trust II”) issued $100 million of 8.277% Capital Securities, and M&T Capital Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”) issued $60 million of 9.25% Capital Securities. The common securities (“Common Securities”) of Trust I and Trust II are wholly owned by M&T and the common securities of Trust III are wholly owned by Olympia. The Common Securities of each Trust are the only class of each Trust’s securities possessing general voting powers. The Capital Securities represent preferred, undivided interests in the assets of the corresponding Trusts and are classified in the Company’s consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital. The proceeds from the issuances of the Capital Securities and the Common Securities were used by the Trusts to purchase junior subordinated, deferrable interest debentures issued by M&T in the case of Trust I and Trust II and Olympia in the case of Trust III. The junior subordinated debentures represent the sole assets of the Trusts and payments under the junior subordinated debentures are the sole source of cash flow for the Trusts. As of December 31, 2000, Trust I had assets of $160 million and stockholders’ equity of $155 million, and during 2000 Trust I recorded $13 million of revenue. Trust II had assets of $104 million and stockholders’ equity of $103 million at December 31, 2000, and during 2000 Trust II recorded $9 million of revenue. Trust III had assets of $73 million and stockholders’ equity of $62 million at December 31, 2000, and during 2000 Trust III recorded $5 million of revenue.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries represented, individually and collectively, an insignificant portion of the Company’s consolidated assets, net income and stockholders’ equity at December 31, 2000.

Segment Information, Principal Products/Services
and Foreign Operations

Information about the Registrant’s business segments is included in note 19 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” and is further discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company’s international activities are discussed in note 15 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

The Registrant’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking.

The only activities that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in each of the last three years were lending and investment securities transactions. The amount of income from such sources during those years is set forth on the Company’s Consolidated Statement of Income filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Financial Services Modernization

The Gramm-Leach-Bliley Act of 1999 (“Gramm-Leach”) enables combinations among banks, securities firms and insurance companies. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking.

In order to engage in these new financial activities, a bank holding company must qualify and register with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) as a “financial holding company” by demonstrating that each of its bank subsidiaries is “well capitalized,” “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (“CRA”).

The financial activities authorized by Gramm-Leach may also be engaged in by a “financial subsidiary” of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for these financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

Gramm-Leach also establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities, and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information.

The foregoing discussion is qualified in its entirety by reference to the statutory provisions of Gramm-Leach and the implementing regulations which have been or will be adopted by various government agencies pursuant to Gramm-Leach.

Bank Holding Company Regulation

As a registered bank holding company, the Registrant and its nonbank subsidiaries are subject to supervision and regulation under the BHCA by the Federal Reserve Board and the New York State Banking Superintendent (“Banking Superintendent”). The Federal Reserve Board requires regular reports from the Registrant and is authorized by the BHCA to make regular examinations of the Registrant and its subsidiaries.

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

Under the Federal Reserve Board’s statement of policy with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit all available resources to support such institutions in circumstances where it might not do so absent such policy. Although this “source of strength” policy has been challenged in litigation, the Federal Reserve Board continues to take the position that it has authority to enforce it. For a discussion of circumstances under which a bank holding company may be required to guarantee the capital levels or performance of its subsidiary banks, see Capital Adequacy, below. The Federal Reserve also has the authority to terminate any activity of a bank holding company that constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution or to terminate its control of any bank or nonbank subsidiaries.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “Interstate Banking Act”) generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

The Banking Law authorizes interstate branching by merger or acquisition on a reciprocal basis, and permits the acquisition of a single branch without restriction, but does not provide for de novo interstate branching.

Bank holding companies and their subsidiary banks are also subject to the provisions of the CRA. Under the terms of the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. Furthermore, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally-regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. The Banking Law contains provisions similar to the CRA which are applicable to New York-chartered banks.

Supervision and Regulation of Bank Subsidiaries

The Registrant’s banking subsidiaries are subject to supervision and regulation, and are examined regularly, by various bank regulatory agencies: M&T Bank by the Federal Reserve Board and the Banking Superintendent; and M&T Bank, N.A. by the Comptroller of the Currency (“OCC”). The Registrant and its direct non-banking subsidiaries are affiliates, within the meaning of the Federal Reserve Act, of the Registrant’s subsidiary banks and their subsidiaries. As a result, the Registrant’s subsidiary banks and their subsidiaries are subject to restrictions on loans or extensions of credit to, purchases of assets from, investments in, and transactions with the Registrant and its direct non-banking subsidiaries and on certain other transactions with them or involving their securities. Gramm-Leach places similar restrictions on the Registrant’s subsidiary banks making loans or extending credit to, purchasing assets from, investing in, or entering into transactions with, their financial subsidiaries, although the Registrant’s subsidiary banks have not yet commenced any activities through financial subsidiaries.

Under the “cross-guarantee” provisions of the FDI Act, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the BIF or SAIF of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Thus, any insured depository institution subsidiary of M&T could incur liability to the FDIC in the event of a default of another insured depository institution owned or controlled by M&T. The FDIC’s claim under the cross-guarantee provisions is superior to claims of stockholders of the insured depository institution or its holding company and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the BIF or SAIF or both.

Dividends from Bank Subsidiaries

M&T Bank and M&T Bank, N.A. are subject, under one or more of the banking laws, to restrictions on the amount and frequency (no more often than quarterly) of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 20 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” and to other statutory powers of bank regulatory agencies.

An insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards discussed below.

Capital Adequacy

The Federal Reserve Board, the FDIC and the OCC have adopted risk-based capital adequacy guidelines for bank holding companies and banks under their supervision. Under these guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet instruments must be at least 4% and 8%, respectively.

The Federal Reserve Board, the FDIC and the OCC have also imposed a leverage standard to supplement their risk-based ratios. This leverage standard focuses on a banking institution’s ratio of Tier 1 capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4% to 5%.

As reflected in the following table, the risk-based capital ratios and leverage ratios of the Registrant, M&T Bank and M&T Bank, N.A. as of December 31, 2000 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.

Capital Components and Ratios at December 31, 2000
(dollars in millions)

	Registrant		M&T Bank,
	(Consolidated)	M&T Bank	N.A.

Capital Components

Tier 1 capital	$1,820	$1,772	$59

Total capital	2,720	2,665	64

Risk-weighted assets and off-balance sheet instruments	$24,313	$23,731	$552

Risk-based Capital Ratio

Tier 1 capital	7.49%	7.47%	10.71%

Total capital	11.19%	11.23%	11.53%

Leverage Ratio	6.66%	6.72%	6.47%

The federal banking agencies, including the Federal Reserve Board and the OCC, maintain risk-based capital standards in order to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on certain multifamily housing loans. Bank regulators periodically propose amendments to the risk-based capital guidelines and related regulatory framework. While the Company’s management studies such proposals, the timing of adoption, ultimate form and effect of any such proposed amendments on the Company’s capital requirements and operations cannot be predicted.

The federal banking agencies are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. FDICIA established five capital tiers: “ well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. A depository institution’s capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank holding company or bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank holding company or bank is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (B) “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C)“ critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The Federal Reserve Board may reclassify a “well capitalized” bank holding company or bank as “adequately capitalized” or subject an “adequately capitalized” or “ undercapitalized” institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. M&T, Olympia, M&T Bank and M&T Bank, N.A. currently meet the definition of “well capitalized” institutions.

“Undercapitalized” depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is “significantly undercapitalized”. Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. “Significantly undercapitalized” depository institutions may be subject to a number of additional requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Moreover, the parent holding company of a significantly undercapitalized depository institution may be ordered to divest itself of the institution or of nonbank subsidiaries of the holding company. “Critically undercapitalized” institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

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

Depository institutions that are not “well capitalized” or “adequately capitalized” and have not received a waiver from the FDIC are prohibited from accepting or renewing brokered deposits. As of December 31, 2000, M&T Bank and M&T Bank, N.A. had approximately $528 million and $3 million of brokered deposits, respectively.

Although M&T has issued shares of common stock in connection with acquisitions or at other times, the Company has generally maintained capital ratios in excess of minimum regulatory guidelines largely through internal capital generation (i.e. net income less dividends paid). Historically, M&T’s dividend payout ratio and dividend yield, when compared with other bank holding companies, has been relatively low, thereby allowing for capital retention to support growth or to facilitate purchases of M&T’s common stock to be held as treasury stock. Management’s policy of reinvestment of earnings and repurchase of shares of common stock is intended to enhance M&T’s earnings per share prospects and thereby reward stockholders over time with capital gains in the form of increased stock price rather than high dividend income.

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

The FDIC has implemented a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on the institution’s capital classification under the prompt corrective action provisions described above, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The adjusted assessment rates for both BIF-insured and SAIF-insured institutions under the current system range from .00% to .27% depending upon the assessment category into which the insured institution is placed. Neither of the Company’s banking subsidiaries paid regular insurance assessments to the FDIC in 2000. However, the FDIC retains the ability to increase regular BIF and SAIF assessments and to levy special additional assessments.

In addition to deposit insurance fund assessments, beginning in 1997 the FDIC assessed BIF-assessable and SAIF-assessable deposits to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annualized rates established by the FDIC for both BIF-assessable and SAIF-assessable deposits are 1.96 basis points (hundredths of one percent).

Any significant increases in assessment rates or additional special assessments by the FDIC could have an adverse impact on the results of operations and capital of M&T Bank or M&T Bank, N.A.

Governmental Policies

The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and Federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on the Company’s business and earnings.

Competition

The Company competes in offering commercial and personal financial services with other banking institutions and with firms in a number of other industries, such as thrift institutions, credit unions, personal loan companies, sales finance companies, leasing companies, securities firms and insurance companies. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis. The Company’s operations are significantly impacted by state and federal regulations applicable to the banking industry. Moreover, the provisions of Gramm-Leach may increase competition among diversified financial services providers, and the Interstate Banking Act and the Banking Law may further ease entry into New York State by out-of-state banking institutions. As a result, the number of financial services providers and banking institutions with which the Company competes may grow in the future.

Other Legislative Initiatives

Proposals may be introduced in the United States Congress and in the New York State Legislature and before various bank regulatory authorities which would alter the powers of, and restrictions on, different types of banking organizations and which would restructure part or all of the existing regulatory framework for banks, bank holding companies and other providers of financial services. Moreover, other bills may be introduced in Congress which would further regulate, deregulate or restructure the financial services industry. It is not possible to predict whether these or any other proposals will be enacted into law or, even if enacted, the effect which they may have on the Company’s business and earnings.

Statistical Disclosure Pursuant to Guide 3

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K. Additional information is included in the following tables.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

In thousands	2000	1999

Money-market assets

Interest-bearing deposits at banks	$3,102	1,092

Federal funds sold and resell agreements	17,261	643,555

Trading account	37,431	641,114

Total money-market assets	57,794	1,285,761

Investment securities

U.S. Treasury and federal agencies	1,984,347	737,586

Obligations of states and political subdivisions	249,425	79,189

Other	1,076,081	1,083,747

Total investment securities	3,309,853	1,900,522

Loans and leases

Commercial, financial, leasing, etc.	5,171,959	3,697,058

Real estate —construction	900,170	525,241

Real estate —mortgage	12,654,236	10,152,905

Consumer	4,243,949	3,197,657

Total loans and leases	22,970,314	17,572,861

Unearned discount	(227,500)	(166,090)

Allowance for credit losses	(374,703)	(316,165)

Loans and leases, net	22,368,111	17,090,606

Goodwill and core deposit intangible	1,199,407	648,040

Real estate and other assets owned	13,619	10,000

Total assets	28,949,456	22,409,115

Noninterest-bearing deposits	3,344,913	2,260,432

NOW accounts	873,472	583,471

Savings deposits	6,105,689	5,198,681

Time deposits	9,664,088	7,088,345

Deposits at foreign office	244,511	242,691

Total deposits	20,232,673	15,373,620

Short-term borrowings	2,072,824	2,554,159

Long-term borrowings	3,414,516	1,775,133

Total liabilities	26,248,971	20,612,069

Stockholders’ equity	2,700,485	1,797,046

[Additional columns below]

[Continued from above table, first column(s) repeated]

SELECTED CONSOLIDATED YEAR-END BALANCES

In thousands	1998	1997	1996

Money-market assets

Interest-bearing deposits at banks	674	668	47,325

Federal funds sold and resell agreements	229,066	53,087	125,326

Trading account	173,122	57,291	37,317

Total money-market assets	402,862	111,046	209,968

Investment securities

U.S. Treasury and federal agencies	1,321,000	1,081,247	1,023,038

Obligations of states and political subdivisions	73,789	38,018	41,445

Other	1,390,775	605,953	507,215

Total investment securities	2,785,564	1,725,218	1,571,698

Loans and leases

Commercial, financial, leasing, etc.	3,211,427	2,406,640	2,206,282

Real estate —construction	489,112	254,434	90,563

Real estate —mortgage	9,289,521	6,765,408	6,199,931

Consumer	3,015,641	2,339,051	2,623,445

Total loans and leases	16,005,701	11,765,533	11,120,221

Unearned discount	(214,171)	(268,965)	(398,098)

Allowance for credit losses	(306,347)	(274,656)	(270,466)

Loans and leases, net	15,485,183	11,221,912	10,451,657

Goodwill and core deposit intangible	546,036	17,288	18,923

Real estate and other assets owned	11,129	8,413	8,523

Total assets	20,583,891	14,002,935	12,943,915

Noninterest-bearing deposits	2,066,814	1,458,241	1,352,929

NOW accounts	509,307	346,795	334,787

Savings deposits	4,830,678	3,344,697	3,280,788

Time deposits	7,027,083	5,762,497	5,352,749

Deposits at foreign office	303,270	250,928	193,236

Total deposits	14,737,152	11,163,158	10,514,489

Short-term borrowings	2,229,976	1,050,918	1,127,900

Long-term borrowings	1,567,543	427,819	178,002

Total liabilities	18,981,525	12,972,669	12,038,256

Stockholders’ equity	1,602,366	1,030,266	905,659

STOCKHOLDERS, EMPLOYEES AND OFFICES

Number at year-end	2000	1999	1998	1997	1996

Stockholders	11,936	4,991	5,207	3,449	3,654

Employees	8,736	6,569	6,467	5,083	5,180

Offices	488	310	283	210	202

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 2

CONSOLIDATED EARNINGS

In thousands	2000	1999	1998	1997	1996

Interest income

Loans and leases, including fees	$1,579,701	1,323,262	1,198,639	954,974	883,500

Money-market assets

Deposits at banks	308	87	400	2,475	2,413

Federal funds sold and resell agreements	12,891	24,491	8,293	2,989	2,985

Trading account	1,009	3,153	4,403	1,781	980

Investment securities

Fully taxable	165,811	118,741	139,731	99,640	107,415

Exempt from federal taxes	13,064	8,897	7,984	5,640	2,637

Total interest income	1,772,784	1,478,631	1,359,450	1,067,499	999,930

Interest expense

NOW accounts	7,487	4,683	4,851	3,455	9,430

Savings deposits	132,225	121,888	115,345	90,907	84,822

Time deposits	445,666	367,889	388,185	327,611	286,088

Deposits at foreign office	14,915	12,016	14,973	12,160	12,399

Short-term borrowings	172,466	104,911	105,582	44,341	59,442

Long-term borrowings	145,838	107,847	58,567	29,619	14,227

Total interest expense	918,597	719,234	687,503	508,093	466,408

Net Interest Income	854,187	759,397	671,947	559,406	533,522

Provision for credit losses	38,000	44,500	43,200	46,000	43,325

Net interest income after provision for credit losses	816,187	714,897	628,747	513,406	490,197

Other income

Mortgage banking revenues	63,168	71,819	65,646	51,547	44,484

Service charges on deposit accounts	92,544	73,612	57,357	43,377	40,659

Trust income	45,165	40,751	38,211	30,688	27,672

Brokerage services income	32,795	27,140	19,587	16,550	13,898

Trading account and foreign exchange gains	2,351	315	3,963	3,690	2,421

Gain (loss) on sales of bank investment securities	(3,078)	1,575	1,761	(280)	(37)

Other revenues from operations	91,727	67,163	76,414	44,957	38,653

Total other income	324,672	282,375	262,939	190,529	167,750

Other expense

Salaries and employee benefits	329,209	284,822	259,487	220,017	208,342

Equipment and net occupancy	80,960	73,131	66,553	53,299	51,346

Printing, postage and supplies	20,138	17,510	17,603	13,747	15,167

Amortization of goodwill and core deposit intangible	69,576	49,715	34,487	7,291	6,292

Other costs of operations	194,570	153,780	187,993	127,422	127,831

Total other expense	694,453	578,958	566,123	421,776	408,978

Income before income taxes	446,406	418,314	325,563	282,159	248,969

Income taxes	160,250	152,688	117,589	105,918	97,866

Net income	$286,156	265,626	207,974	176,241	151,103

Dividends declared

Common	$51,987	35,128	28,977	21,207	18,617

Preferred	—	—	—	—	900

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 3

COMMON SHAREHOLDER DATA

	2000	1999	1998	1997	1996

Per Share

Net income

Basic	$3.55	3.41	2.73	2.66	2.25

Diluted	3.44	3.28	2.62	2.53	2.11

Cash dividends declared	.625	.45	.38	.32	.28

Stockholders’ equity at year-end	28.93	23.24	20.79	15.59	13.55

Tangible stockholders’ equity at year-end	16.74	15.14	13.99	15.32	13.26

Dividend payout ratio	17.61%	13.22%	13.93%	12.03%	12.39%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 4

CHANGES IN INTEREST INCOME AND EXPENSE*

	2000 compared with 1999

		Resulting from
	Total	changes in:

Increase (decrease) in thousands	change	Volume	Rate

Interest income Loans and leases, including fees	$257,100	176,459	80,641

Money-market assets
Deposits at banks	221	172	49

Federal funds sold and agreements to resell securities	(11,600)	(15,023)	3,423

Trading account	(2,152)	(1,501)	(651)

Investment securities
U.S. Treasury and federal agencies	51,996	43,880	8,116

Obligations of states and political subdivisions	4,230	3,398	832

Other	(2,805)	(7,985)	5,180

Total interest income	$296,990

Interest expense Interest-bearing deposits
NOW accounts	$2,804	1,342	1,462

Savings deposits	10,337	8,241	2,096

Time deposits	77,777	32,630	45,147

Deposits at foreign office	2,899	(168)	3,067

Short-term borrowings	67,555	38,286	29,269

Long-term borrowings	37,991	22,511	15,480

Total interest expense	$199,363

[Additional columns below]

[Continued from above table, first column(s) repeated]

CHANGES IN INTEREST INCOME AND EXPENSE*

	1999 compared with 1998

		Resulting from
	Total	changes in:

Increase (decrease) in thousands	change	Volume	Rate

Interest income Loans and leases, including fees	124,849	173,474	(48,625)

Money-market assets
Deposits at banks	(313)	(305)	(8)

Federal funds sold and agreements to resell securities	16,198	16,499	(301)

Trading account	(1,303)	(1,250)	(53)

Investment securities
U.S. Treasury and federal agencies	(34,922)	(30,636)	(4,286)

Obligations of states and political subdivisions	94	101	(7)

Other	15,102	17,203	(2,101)

Total interest income	119,705

Interest expense Interest-bearing deposits
NOW accounts	(168)	810	(978)

Savings deposits	6,543	17,854	(11,311)

Time deposits	(20,296)	2,885	(23,181)

Deposits at foreign office	(2,957)	(1,667)	(1,290)

Short-term borrowings	(671)	7,074	(7,745)

Long-term borrowings	49,280	57,149	(7,869)

Total interest expense	31,731

•	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 2.	Properties.

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 276,000 rentable square feet of space, is owned in fee by M&T Bank, and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 73% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2000, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $8.3 million.

In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 365,000 rentable square feet of space at a cost of approximately $12 million. Approximately 86% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2000, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $14.5 million.

M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 223,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $12.5 million at December 31, 2000.

M&T Bank also owns a facility in Syracuse, New York with approximately 136,000 rentable square feet of space. Approximately 47% of this facility is occupied by M&T Bank, with the remainder leased to non-affiliated tenants. At December 31, 2000, the cost of this building, net of accumulated depreciation, was $7.5 million.

On October 6, 2000 M&T Bank acquired several owned properties as a result of the Keystone merger, none of which have more than 65,000 square feet of space.

The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data”. Of the 450 domestic banking offices of the Registrant’s subsidiary banks at December 31, 2000, 211 are owned in fee and 239 are leased.

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

Executive Officers of the Registrant

Information concerning the Registrant’s executive officers is presented below as of February 27, 2001. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each corporation noted below, officers’ terms run until the first meeting of the board of directors after such corporation’s annual meeting, and until their successors are elected and qualified.

Robert G. Wilmers, age 66, is chairman of the board (2000), president (1988), chief executive officer (1983) and a director (1982) of the Registrant. From April 1998 until July 2000, he served as president and chief executive officer of the Registrant. He is chairman of the board, chief executive officer (1983) and a director (1982) of M&T Bank, and served as president of M&T Bank from March 1984 to June 1996. Mr. Wilmers is chairman of the board and a director of M&T Bank, N.A.(1995). He is a director of M&T Financial (1983).

Emerson L. Brumback, age 49, is an executive vice president (1997) of the Registrant and M&T Bank, and is in charge of the Company’s Retail Banking Division. Mr. Brumback is chairman of the Directors Advisory Council (1999) of M&T Bank’s Jamestown Division. Mr. Brumback is chairman of the board (1999) and a director (1997) of Highland Lease and an executive vice president (1998) and a director of M&T Bank, N.A.(1997). He is chairman of the board (1999) and a director (1997) of M&T Credit and a director of M&T Mortgage (1997), M&T Reinsurance (1999) and M&T Securities (1997). Mr. Brumback was executive vice president, national retail distribution, at BancOne Corporation prior to joining the Company.

Carl L. Campbell, age 57, is a vice chairman of the board and a director (2000) of the Registrant and M&T Bank. He is chairman (2000) of M&T Bank’s Pennsylvania Division. From 1986 through October 6, 2000, Mr. Campbell served as president and chief executive officer of Keystone, and since May 1998 he had also served as chairman of the board. He also was chairman and chief executive officer of Keystone Financial Bank, N.A., Keystone’s bank subsidiary, from January 1999 through October 6, 2000.

Atwood Collins, III, age 54, is an executive vice president of the Registrant (1997) and M&T Bank (1996), president (2000) of the Hudson Valley Division of M&T Bank and is chairman of the Directors Advisory Council (1998) of M&T Bank’s New York City Division. Previously, Mr. Collins served as president and chief executive officer of the New York City Division of M&T Bank (1997), and as president, chief executive officer and a director (1995) of The East New York Savings Bank, which had been a wholly owned subsidiary of the Registrant prior to its merger with and into M&T Bank on May 24, 1997. He is a director of M&T Real Estate (1995). Mr. Collins also has responsibility for managing the Company’s middle market, commercial real estate and business banking activities in Westchester, Putnam and Rockland counties of New York State and Connecticut, business banking in New York City and investment banking, institutional and correspondent banking activities. He also manages the Company’s Facilities Management and Services group.

Mark J. Czarnecki, age 45, is an executive vice president of the Registrant (1999) and M&T Bank (1997) and is in charge of the M&T Investment Group, which is comprised of M&T Securities, the Insurance Services Division of M&T Bank, N.A., MBD and the Trust and Investment Services Division of M&T Bank. Mr. Czarnecki is a director of M&T Securities (1999) and an executive vice president of M&T Bank, N.A. (1997). He is chairman of the board and a director of MBD (2000) and of KFLI (2000). Mr. Czarnecki has held a number of management positions with M&T Bank since 1977, most recently as senior vice president of the private client services group of the Trust and Investment Services Division (1994), and prior thereto as an administrative vice president and regional manager for the Retail Banking Division.

Brian E. Hickey, age 48, is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is president and a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank, and is president (2000) of the Syracuse Division of M&T Bank. Mr. Hickey is a director of M&T Financial (1996). Mr. Hickey is responsible for managing all of the business segments in the Rochester, Syracuse and Southern Divisions of M&T Bank, and he also has responsibility for managing the Company’s Western New York Commercial Banking Division.

James L. Hoffman, age 61, is an executive vice president of the Registrant (1997) and M&T Bank (1996). Mr. Hoffman is a director of M&T Investment Company (1999). He served as president of the Hudson Valley Division of M&T Bank from 1992 until August 2000. Mr. Hoffman served as chairman of the board, president, chief executive officer and a director (1983) of The First National Bank of Highland, which had been a wholly owned subsidiary of the Registrant prior to its merger with and into M&T Bank on February 29, 1992.

Adam C. Kugler, age 43, is an executive vice president and treasurer (1997) of the Registrant and M&T Bank, and is in charge of the Company’s Treasury Division. Mr. Kugler is chairman of the board and a director of M&T Investment Company (1999), a director of M&T Financial (1997), M&T Securities (1997) and is an executive vice president, Treasurer and a director of M&T Bank, N.A. (1997). Mr. Kugler was previously a senior vice president in the Treasury Division of M&T Bank.

Ray E. Logan, age 63, is an executive vice president of M&T Bank (1999) and is in charge of the Company’s Human Resources Division. Mr. Logan served as senior vice president of M&T Bank from 1986 to 1999.

John L. Pett, age 52, is an executive vice president (1997) and chief credit officer (1995) of the Registrant and is an executive vice president and chief credit officer of M&T Bank (1996). Mr. Pett is a director of Highland Lease (1997) and M&T Credit (1997). He is an executive vice president (1998) and a director (1996) of M&T Bank, N.A. Mr. Pett served as senior vice president of the Registrant from 1991 to 1997.

Michael P. Pinto, age 45, is an executive vice president and chief financial officer of the Registrant (1997) and M&T Bank (1996), and is in charge of the Company’s Finance Division and its Technology and Banking Operations Division. Mr. Pinto is chairman of the board, president and a director of Olympia Financial Corp. (1997), and a director of M&T Financial (1996), M&T Mortgage (1996), M&T Real Estate (1996) and M&T Investment Company (1999). He is an executive vice president and chief financial officer (1996) and a director (1998) of M&T Bank, N.A. Mr. Pinto served as senior vice president and controller of the Registrant from 1993 to 1997.

Robert E. Sadler, Jr., age 55, is an executive vice president (1990) and a director (1999) of the Registrant, president and a director of M&T Bank (1996), and is in charge of the Company’ s Commercial Banking Division. Mr. Sadler is president, chief executive officer and a director of M&T Bank, N.A.(1995); chairman of the board (1989) and a director of M&T Financial (1985); chairman of the board and a director of M&T Mortgage (1991); chairman of the board and a director of M&T Securities (1994); chairman of the board, president and a director of M&T Real Estate (1995); and a director (2000) of MBD.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters. The Registrant’s common stock is traded under the symbol MTB on the New York Stock Exchange. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K for market prices of the Registrant’s common stock, approximate number of common stockholders at year-end, frequency and amounts of dividends on common stock and restrictions on the payment of dividends.

Item 6.	Selected Financial Data. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $28.9 billion at December 31, 2000. M&T and its consolidated subsidiaries are hereinafter referred to collectively as “the Company.” M&T’s wholly owned banking subsidiaries are Manufacturers and Traders Trust Company (“M&T Bank”) and M&T Bank, National Association (“M&T Bank, N.A.”).

      M&T Bank, with total assets of $28.0 billion at December 31, 2000, is a New York-chartered commercial bank with banking offices in New York State, Pennsylvania, Maryland and West Virginia, and an office in Nassau, The Bahamas. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State and Pennsylvania, and on small and medium size businesses based in those areas. Certain lending activities are also conducted in other states through various subsidiaries. M&T Bank’s subsidiaries include: Highland Lease Corporation, a consumer leasing company; M&T Credit Corporation, a consumer lending and commercial leasing and lending company; M&T Financial Corporation, a commercial leasing company; M&T Mortgage Corporation, a residential mortgage banking company; M&T Real Estate, Inc., a commercial mortgage lender; M&T Securities, Inc., a broker/dealer; and Matthews, Bartlett & Dedecker, Inc., an insurance agency.

      M&T Bank, N.A., with total assets of $903 million at December 31, 2000, is a national bank with an office in Oakfield, New York. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, largely through telephone and direct mail marketing techniques. Insurance products are offered by M&T Bank, N.A. through banking offices of M&T Bank.

      On February 9, 2001, M&T acquired Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York. Premier National Bank, Premier’s bank subsidiary, was merged into M&T Bank on that date. Premier National Bank operated 34 banking offices in the mid-Hudson Valley region of New York State. At December 31, 2000, Premier had approximately $1.6 billion of assets, including $1.0 billion of loans, and $1.4 billion of liabilities, including $1.3 billion of deposits. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operations acquired from Premier will be included in M&T’s financial results subsequent to the acquisition date. Premier’s stockholders received $171 million in cash and 2,441,000 shares of M&T common stock in exchange for the Premier shares outstanding at the time of the acquisition.

      On October 6, 2000, M&T completed the acquisition of Keystone Financial, Inc. (“Keystone”), a bank holding company headquartered in Harrisburg, Pennsylvania. Keystone Financial Bank, N.A., Keystone’s bank subsidiary, was merged into M&T Bank. Keystone Financial Bank, N.A. operated banking offices in Pennsylvania, Maryland and West Virginia. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operations acquired from Keystone have been included in M&T’s financial results since the acquisition date. Keystone’s stockholders received $375 million in cash and 15,900,292 shares of M&T common stock in exchange for the Keystone shares outstanding at the time of the acquisition. The accompanying table provides a summary of assets acquired and liabilities assumed by the Company on October 6, 2000 in connection with the Keystone transaction:

(in thousands)

Assets
Investment securities	$1,167,646

Loans and leases, net of unearned discount	4,847,013

Allowance for possible credit losses	(49,518)

Loans and leases, net	4,797,495

Goodwill and core deposit intangible	614,628

Other assets	835,262

Total assets	$7,415,031

Liabilities

Deposits	$5,182,893

Short-term borrowings	348,842

Long-term borrowings	670,924

Other liabilities	173,830

Total liabilities	$6,376,489

      The Company recorded approximately $615 million of goodwill and core deposit intangible as a result of the Keystone acquisition, and incurred nonrecurring expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the operations of M&T Bank. Nonrecurring expenses associated with the Keystone merger, and to a significantly lesser extent with the Premier merger, totaled approximately $26.0 million ($16.4 million after-tax) during the year ended December 31, 2000. Such expenses consisted largely of expenses for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; recruiting and other incentive compensation; initial marketing and promotion expenses designed to introduce M&T Bank to Keystone’s customers; travel; and printing, supplies and other costs of commencing operations in new markets. Although the systems conversions and integration of operations of Keystone are largely complete, the Company expects that it will incur some additional Keystone integration costs. However, the amount of such additional costs is not expected to be significant. Furthermore, the Company also expects to incur costs of a nature similar to those described above in connection with the February 2001 merger with Premier. In accordance with generally accepted accounting principles, included in the determination of goodwill associated with the Keystone merger were charges totaling $29.7 million, net of applicable income taxes, for severance of former Keystone employees; investment banking, legal and other professional fees; and termination of Keystone contracts for data processing and other services. As of December 31, 2000, the remaining unpaid portion of merger-related expenses and charges included in the determination of goodwill were $1.5 million and $7.3 million, respectively. The resolution of any preacquisition contingencies is not expected to have a material impact on the allocation of the purchase price or the amount of goodwill recorded as part of the acquisition.

      In anticipation of the Keystone and Premier acquisitions, M&T Bank issued $500 million of 8% fixed rate subordinated capital notes on October 5, 2000. The subordinated notes are included in total regulatory capital of M&T and M&T Bank. The notes pay interest semi-annually on April 1 and October 1, and will mature on October 1, 2010. In addition to providing regulatory capital, the proceeds were used to fund the cash portions of the Keystone and Premier merger consideration.

      On September 19, 2000, M&T’s Board of Directors authorized a ten-for-one split of M&T’s common stock in connection with the Keystone transaction. The additional shares were payable to stockholders of record as of September 29 and were distributed on October 5, 2000. The par value of each share of M&T’s common stock was reduced from $5.00 to $.50 in conjunction with the stock split. All per share data presented herein, including earnings, dividends and the number of common shares authorized, issued, issuable or held in treasury, have been adjusted to reflect the ten-for-one stock split. Also in connection with the Keystone transaction, in the fourth quarter of 2000 M&T doubled the quarterly cash dividend payable on its common stock to $.25 on each post-split share.

      On March 1, 2000, M&T Bank completed the acquisition of Matthews, Bartlett & Dedecker, Inc. (“MBD”), an insurance agency located in Buffalo, New York. MBD provides insurance services principally to the commercial market and operates as a subsidiary of M&T Bank. The acquisition has not had a material impact on the Company’s financial position or its results of operations.

      On March 31, 2000, The Chase Manhattan Bank (“Chase”) transferred trust and fiduciary accounts with assets of approximately $147 million to M&T Bank, completing a transaction that began in September 1999 with M&T Bank’s acquisition from Chase of 29 banking offices in upstate New York and the investment management and custody accounts associated with those offices. At the September 1999 closing, the banking offices had approximately $634 million of deposits and approximately $44 million of retail installment and commercial loans, and the investment management and custody accounts had assets of approximately $286 million.

      On June 1, 1999, M&T completed the acquisition of FNB Rochester Corp. (“FNB”), a bank holding company headquartered in Rochester, New York. Immediately after the acquisition, FNB’s banking subsidiary, First National Bank of Rochester, which had 17 banking offices in western and central New York State, was merged into M&T Bank. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations obtained from FNB have been included in the financial results of the Company since the acquisition date. FNB’s stockholders received $76 million in cash and 1,225,160 shares (stated to reflect the ten-for-one stock split) of M&T common stock in exchange for FNB shares outstanding at the time of the acquisition. Assets acquired totaled approximately $676 million on June 1, 1999 and included loans and leases of $393 million and investment securities of $148 million. Liabilities assumed on June 1, 1999 were approximately $541 million and included $511 million of deposits.

      The Company recorded approximately $153 million of goodwill and core deposit intangible in connection with the Chase branch and FNB acquisitions. Nonrecurring expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into M&T Bank totaled $4.7 million ($3.0 million after-tax) during the year ended December 31, 1999 and consisted largely of expenses similar in nature to those previously described as having been incurred in connection with the Keystone merger. In accordance with generally accepted accounting principles, included in the determination of goodwill were charges totaling $4.1 million, net of applicable income taxes, for severance of former Chase and FNB employees; legal and other professional fees; and termination of contracts for data processing and other services. As of December 31, 1999, the remaining unpaid portion of merger-related expenses and charges included in the determination of goodwill were $130 thousand and $960 thousand, respectively. Substantially all of these amounts were paid during 2000.

Overview

The Company’s net income in 2000 totaled $286.2 million or $3.44 of diluted earnings per common share, increases of 8% and 5%, respectively, from $265.6 million or $3.28 per diluted share in 1999. Basic earnings per common share rose to $3.55 in 2000, an increase of 4% from $3.41 in 1999. Net income in 1998 was $208.0 million, while diluted and basic earnings per share were $2.62 and $2.73, respectively. The after-tax impact of nonrecurring expenses associated with the previously described acquisitions was $16.4 million ($26.0 million pre-tax) or $.20 of diluted and basic earnings per share in 2000, compared with $3.0 million ($4.7 million pre-tax) or $.03 of diluted earnings per share and $.04 of basic earnings per share in 1999. Nonrecurring merger-related expenses were incurred in 1998 in connection with the acquisition of ONBANCorp, Inc. (“ONBANCorp”) on April 1, 1998. The after-tax impact of such expenses was $14.0 million ($21.3 million pre-tax) or $.18 of diluted and basic earnings per share in 1998.

      Net income expressed as a rate of return on average assets in 2000 was 1.21%, compared with 1.26% in 1999 and 1.14% in 1998. The return on average common stockholders’ equity was 14.07% in 2000, 15.30% in 1999 and 13.86% in 1998. Excluding the impact of merger-related expenses, the rates of return on average assets and average common equity in 2000 were 1.28% and 14.88%, respectively; compared with 1.28% and 15.47%, respectively, in 1999; and 1.21% and 14.79%, respectively, in 1998.

      Taxable-equivalent net interest income increased 13% to $865 million in 2000 from $767 million in 1999 largely due to a $2.4 billion or 13% rise in average earning assets to $21.5 billion in 2000 from $19.1 billion in 1999. The increase in average earning assets resulted primarily from growth in average loans and leases. Despite the impact of the securitization of approximately $1.0 billion of residential mortgage loans during the second quarter of 2000, average loans and leases rose to $18.5 billion in 2000, an increase of $2.1 billion or 13% from $16.4 billion in 1999. Excluding the impact of the securitization, average loans and leases grew approximately $2.7 billion in 2000, approximately half of which was due to new originations, net of repayments. The remaining increase was largely the result of the $4.8 billion of loans and leases obtained in the acquisition of Keystone on October 6, 2000. A 15% increase in average loans outstanding in 1999 was the most significant factor contributing to the rise in that year’s net interest income from $679 million in 1998. Average loans and leases and average earning assets in 1998 were $14.3 billion and $16.9 billion, respectively. Net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets, has remained stable throughout the past three years, measuring 4.02% in 2000 and 1999, and 4.01% in 1998.

      Reflecting favorable credit loss experience, the provision for credit losses decreased to $38.0 million in 2000, compared with $44.5 million in 1999 and $43.2 million in 1998. Net charge-offs totaled $29.0 million in 2000, significantly lower than $40.3 million in 1999 and $39.4 million in 1998. Net charge-offs as a percentage of average loans and leases outstanding declined to .16% in 2000 from .25% in 1999 and .28% in 1998.

      Noninterest income grew by 15% to $325 million in 2000 from $282 million in 1999. Contributing to the higher noninterest income were increases in service charges on deposit accounts, income from leasing activities, and brokerage services income, partially offset by lower mortgage banking revenues and losses from sales of bank investment securities. Approximately 40% of the increase in noninterest income from 1999 to 2000 was attributable to revenues related to operations and/or market areas associated with the Keystone acquisition.

      In January 1998, M&T contributed appreciated investment securities with a fair value of $24.6 million to an affiliated, tax-exempt private charitable foundation. As a result of the contribution, in 1998 the Company recognized charitable contributions expense of $24.6 million and recognized tax-exempt other income of $15.3 million. The contribution provided an income tax benefit of approximately $10.0 million and, accordingly, resulted in an after-tax increase in 1998’s net income of $700 thousand, or $.01 per diluted share. Excluding the effect of this contribution, noninterest income in 1999 increased 14% from $248 million in 1998. Growth in mortgage banking revenues and fees earned from deposit services, as well as a full year of revenues associated with operations obtained in the ONBANCorp acquisition, were factors that contributed to the increase from 1998 to 1999.

      Noninterest expenses associated with operations, which exclude amortization of goodwill and core deposit intangible and certain nonrecurring expenses, were $599 million in 2000, an increase of 14% from $525 million in 1999. The excluded items consist of nonrecurring merger-related expenses of $26.0 million and $4.7 million in 2000 and 1999, respectively, and amortization of goodwill and core deposit intangible of $69.6 million in 2000 and $49.7 million in 1999. Higher salaries and employee benefits expenses, including merit salary increases, incentive-based compensation arrangements, and increased staffing levels as a result of acquisitions in 2000 and 1999, contributed to the increase in noninterest operating expenses. After excluding $21.3 million of nonrecurring merger-related expenses, $34.5  million of amortization of goodwill and core deposit intangible, and $24.6 million of expense related to the contribution to the affiliated charitable foundation, noninterest expenses associated with operations totaled $486 million in 1998. Higher expenses related to salaries, employee benefits and occupancy contributed to the higher expense level in 1999 compared with 1998.

      The efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and noninterest income, measures how much of a company’s revenue is consumed by operating expenses. Reflecting the smooth integration of the acquisitions into M&T, the efficiency ratio, calculated using the adjusted income and expense totals noted above and excluding gains or losses from sales of bank investment securities from noninterest income, was 50.2% in 2000, compared with 50.1% in 1999 and 52.5% in 1998.

Cash Operating Results

Unlike many other banking companies, M&T has accounted for substantially all of its business combinations using the purchase method of accounting. As a result, the Company had recorded intangible assets consisting predominately of goodwill and core deposit intangible totaling $1.2 billion, $648 million and $546 million at December 31, 2000, 1999 and 1998, respectively. Included in such intangible assets at December 31, 2000, 1999 and 1998 was goodwill of $1.0 billion, $572 million and $493 million, respectively. Since the amortization of these acquired intangible assets does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a “cash,” or “tangible” basis (which excludes the after-tax effect of amortization of goodwill and core deposit intangible and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein do not exclude the effect of other non-cash operating expenses such as depreciation, provision for credit losses, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis data does, however, exclude the after-tax impact of nonrecurring merger-related expenses associated with acquisitions.

      Cash net income grew to $358.6 million in 2000, an improvement of 15% from $311.0 million in 1999. Diluted and basic cash earnings per share in 2000 both increased by 12% to $4.31 and $4.45, respectively, from $3.84 and $3.99 in 1999. In 1998, cash net income was $251.9 million, while diluted and basic cash earnings per share were $3.17 and $3.31, respectively.

      Cash return on average tangible assets was 1.56% in 2000, compared with 1.52% in 1999 and 1.41% in 1998. Cash return on average tangible common equity was 27.65% in 2000, compared with 26.71% and 23.08% in 1999 and 1998, respectively. Including the effect of merger-related expenses, the cash return on average tangible assets for 2000, 1999 and 1998 was 1.49%, 1.50% and 1.33%, respectively, and the cash return on average tangible common equity was 26.38%, 26.45% and 21.80%, respectively.

Net Interest Income/Lending and Funding Activities

Net interest income expressed on a taxable-equivalent basis rose 13% to $865 million in 2000 from $767 million in 1999, largely the result of growth in average earning assets, which increased $2.4 billion or 13% to $21.5 billion in 2000 from $19.1 billion in 1999. Taxable-equivalent net interest income and average earning assets in 1998 were $679 million and $16.9 billion, respectively. The growth in average earning assets in 2000 and 1999 was largely attributable to higher average loans and leases outstanding, which totaled $18.5 billion in 2000, up 13% from $16.4 billion in 1999 and 30% higher than $14.3 billion in 1998. Growth in average loans and leases resulting from origination and acquisition activities was partially offset in 2000 by the impact of the securitization of approximately $1.0 billion of residential mortgage loans during the second quarter. The resulting mortgage-backed securities, which are fully guaranteed by the Federal National Mortgage Association, are included in the Company’s portfolio of available-for-sale investment securities. Excluding the impact of the securitization, average loans and leases grew by approximately $2.7 billion, or 17%, from 1999 to 2000. Approximately half of such growth was attributable to new originations, net of the impact of repayments. The remaining increase was largely the result of the $4.8 billion of loans obtained in the October 6, 2000 acquisition of Keystone. Those acquired loans included approximately $1.2 billion of commercial loans, $1.3 billion of commercial real estate loans, $1.1 billion of residential mortgage loans and $1.2 billion of consumer loans and leases. In addition to net origination activities, the impact of the $393 million of loans obtained in June 1999 from the FNB transaction and the full-year impact of the $3.0 billion of loans acquired in the April 1998 ONBANCorp transaction contributed to the higher average loan balances in 1999 compared with 1998. The accompanying table 4 summarizes average loans and leases outstanding in 2000 and percentage changes in the major components of the portfolio over the past two years.

      Loans secured by real estate, including home equity loans and outstanding home equity lines of credit which the Company classifies as consumer loans, represented approximately 65% of the loan and lease portfolio during 2000, compared with 66% in 1999 and 1998. At December 31, 2000, the Company held approximately $8.7 billion of commercial real estate loans,

$4.8 billion of consumer real estate mortgage loans secured by one-to-four family residential properties and $1.1 billion of outstanding home equity loans and lines of credit, compared with $6.5 billion, $4.1 billion and $885 million, respectively, at December 31, 1999.

      Commercial real estate loans originated by the Company are largely secured by properties in the New York City metropolitan area, including areas in neighboring states generally considered to be within commuting distance of New York City, and other areas of New York State where the Company operates, including the Buffalo, Rochester, Syracuse, Albany, Hudson Valley and Southern Tier regions. Commercial real estate loans are also originated through the Company’s offices in central Pennsylvania, Maryland, Oregon and West Virginia. Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then-current market rate of interest. In response to customer needs, in recent years the Company has also originated fixed-rate commercial real estate loans with maturities of greater than five years. In general, these loans have original maturity terms of approximately ten years. The Company also originates adjustable-rate commercial real estate loans. As of December 31, 2000, approximately 32% of the commercial real estate loan portfolio consisted of adjustable-rate loans. The accompanying table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2000. Of the $3.5 billion of commercial real estate loans in the New York City metropolitan area, approximately 47% were secured by multi-family residential properties, 21% by retail space and 14% by office space. The Company’s experience has been that office space and retail properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multi-family residential properties. Approximately 52% of the aggregate dollar amount of New York City area loans were for $5 million or less, while loans of more than $10 million made up approximately 30% of the total. Commercial real estate loans secured by properties elsewhere in New York State and in Pennsylvania tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business. Approximately 76% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the metropolitan New York City area were for $5 million or less. Approximately 86% of the outstanding balance of commercial real estate loans in Pennsylvania were for $5 million or less.

      Commercial real estate loans secured by properties located outside of New York State and Pennsylvania, and outside of areas of neighboring states considered to be part of the New York City metropolitan area, comprised 10% of total commercial real estate loans as of December 31, 2000.

      Of the $534 million of commercial construction loans presented in the accompanying table, $289 million represent loans for which the Company has also committed to provide permanent financing. At December 31, 2000, commercial construction loans represented 2% of total loans and leases.

      Real estate loans secured by one-to-four family residential properties totaled $4.8 billion at December 31, 2000, including approximately 46% secured by properties located in New York State and 31% secured by properties located in Pennsylvania. At December 31, 2000, $525 million of residential real estate loans were held for sale by M&T Mortgage Corporation, the Company’s residential mortgage banking subsidiary. Loans to finance the construction of one-to-four family residential properties totaled $364 million at December 31, 2000, or approximately 2% of total loans and leases.

      Consumer loans and leases represented approximately 18% of the average loan portfolio during 2000 and 1999, down slightly from 19% in 1998. Automobile loans and leases and home equity loans and lines of credit represent the largest components of the consumer loan portfolio. Approximately 85% of home equity loans and lines of credit outstanding at December 31, 2000 were secured by properties in New York State and 12% were secured by properties in Pennsylvania. At December 31, 2000, 31% and 51% of the automobile loan and lease portfolio were to customers residing in New York State and Pennsylvania, respectively. Automobile loans and leases are generally originated through dealers, however, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Automobile loans and leases represented approximately 8% of the Company’s average loan portfolio during 2000, while no other consumer loan product represented more than 6%. The average outstanding balance of automobile leases was approximately $375 million in both 2000 and 1999, and $315 million in 1998. Automobile leases acquired in the Keystone transaction totaled $231 million on October 6, 2000. Due to poorer than expected results, during 1998 and 1997 the Company terminated all of its co-branded credit card programs and sold its retail credit card business on July 31, 1998, including outstanding balances of approximately $186 million.

      The Company’s investment securities portfolio averaged $2.8 billion in 2000, $2.1 billion in 1999 and $2.4 billion in 1998. Investment securities obtained in the acquisition of Keystone added approximately $185 million to the average balance in 2000. The remaining increase in 2000 from 1999 was generally the result of the previously described securitization of approximately $1.0 billion of residential mortgage loans during the second quarter of 2000. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations, commercial real estate mortgage-backed securities, and shorter-term U.S. Treasury notes. The Company has also invested in debt securities issued by municipalities and debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to prepayment and other risks assumed. In managing its investment securities portfolio, the Company occasionally sells investment securities following completion of a business combination, such as the recent acquisition of Keystone, and as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security. Investment securities obtained in the Keystone transaction totaled approximately $1.2 billion on October 6, 2000. Through December 31, 2000, approximately $628 million of such securities were sold. The size of the investment securities portfolio is influenced by such factors as demand for loans, which generally yield more than investment securities, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.

      Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, Federal funds sold and agreements to resell securities, averaged $239 million in 2000, compared with $517 million in 1999 and $230 million in 1998.

      Core deposits represent the most significant source of funding to the Company and consist of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000. Core deposits generally carry lower interest rates than wholesale funds of comparable maturities. The Company’s branch network is its principal source of core deposits. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, N.A. are also included in core deposits. Average core deposits were $13.6 billion in 2000, up from $11.9 billion in 1999 and $10.7 billion in 1998. The increase in average core deposits in 2000 was due to the $4.7 billion of core deposits obtained on October 6, 2000 in connection with the Keystone transaction. The increase in average core deposits in 1999 from 1998 reflected the 1999 Chase branch and FNB acquisitions and the full-year impact of the 1998 ONBANCorp acquisition. Core deposits obtained in the Chase branch acquisition as of September 24, 1999 and in the FNB acquisition as of June 1, 1999 were $618 million and $419 million, respectively. Core deposits obtained in the acquisition of ONBANCorp totaled approximately $2.8 billion on April 1, 1998. Average core deposits of M&T Bank, N.A. were $643 million in 2000, $429 million in 1999 and $401 million in 1998. Funding provided by core deposits totaled 63% of average earning assets in 2000, compared with 62% in 1999 and 63% in 1998. The accompanying table 7 summarizes average core deposits in 2000 and percentage changes in the components of such deposits over the past two years.

      The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered certificates of deposit. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.8 billion in 2000, compared with $1.6 billion in 1999 and $1.3 billion in 1998. Offshore branch deposits, comprised primarily of accounts with balances of $100,000 or more, averaged $250 million in 2000, compared with $254 million and $288 million in 1999 and 1998, respectively. Brokered deposits averaged $696 million in 2000, compared with $1.1 billion in 1999 and $1.4 billion in 1998, and totaled $531 million at December 31, 2000. Brokered deposits have been used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. The weighted-average remaining term to maturity of brokered deposits at December 31, 2000 was 1.2 years. Certain of the brokered deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms similar to the amounts and terms of many of the brokered deposits. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

      The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $2.7 billion in 2000, $2.1 billion in 1999 and $1.9 billion in 1998. The average balance of long-term borrowings was $2.1 billion in 2000, $1.7 billion in 1999 and $835 million in 1998. Included in average long-term borrowings were amounts borrowed from the FHLB of $1.4 billion in 2000, $1.2 billion in 1999 and $343 million in 1998 and subordinated capital notes issued by M&T Bank of $295 million in 2000 and $175 million in 1999 and 1998. Trust preferred securities with a carrying value of $318 million that were issued by special-purpose entities in 1997 are also included in average long-term borrowings. Further information regarding the trust preferred securities, as well as information regarding contractual maturities of long-term borrowings, is provided in note 8 of Notes to Financial Statements. As previously noted, M&T Bank issued $500 million of 8% subordinated capital notes on October 5, 2000 in anticipation of the Keystone and Premier acquisitions.

      Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as described herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.39% in 2000, compared with 3.48% in 1999. As a result of generally rising interest rates during much of 2000, the yield on earning assets increased 51 basis points (hundredths of one percent) to 8.30% from 7.79% in 1999. However, the rate paid on interest-bearing liabilities increased even further, rising 60 basis points to 4.91% from 4.31% in 1999. Actions taken by the Federal Reserve in 1999 and 2000 contributed to the rising level of interest rates in 2000. In 1998, the net interest spread was 3.44%, the yield on earning assets was 8.08% and the rate paid on interest-bearing liabilities was 4.64%.

      Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by goodwill and core deposit intangible, bank owned life insurance and other non-earning assets. Net interest-free funds contributed .63% to net interest margin in 2000, compared with .54% in 1999 and .57% in 1998. Average net interest-free funds totaled $2.8 billion in 2000, $2.4 billion in 1999 and $2.1 billion in 1998. The increase in the contribution to net interest margin ascribed to net interest-free funds in 2000 as compared with 1999 resulted from the impact of higher interest rates on interest-bearing liabilities used to value such contribution and a $390 million increase in the average balance of net interest-free funds, largely comprised of higher average balances in noninterest-bearing deposits and retained earnings. The decline from 1998 to 1999 in the contribution to net interest margin of net interest-free funds was due, in part, to the goodwill and core deposit intangible assets recorded in conjunction with the FNB, Chase branch and ONBANCorp acquisitions and the cash surrender value of bank owned life insurance. Goodwill and core deposit intangible assets averaged $766 million in 2000, $594 million in 1999 and $427 million in 1998, while the cash surrender value of bank owned life insurance averaged $458 million in 2000, $379 million in 1999 and $314 million in 1998. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.”

      Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads could adversely impact the Company’s net interest margin and net interest income. Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under a number of different interest rate scenarios. As part of the management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Revenue and expense arising from these agreements are reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swaps entered into for interest rate risk management purposes as of December 31, 2000 was approximately $534 million. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates and makes payments at variable rates. In anticipation of the previously noted issuance of $500 million of fixed-rate subordinated notes in October  2000, the Company terminated certain interest rate swap agreements during September, including forward-starting swaps, with an aggregate notional amount of approximately $421 million. Under the terms of the terminated swaps, the Company would have made fixed-rate payments and received variable-rate payments. The termination of these swaps, which had been entered into to hedge interest rate risk associated with fixed-rate commercial real estate loans, resulted in a net deferred gain of approximately $15.5 million which will be recognized in income over the designated hedge period of the swaps. The impact of the termination of the swaps on the Company’s results of operations in 2000 was not significant. The average notional amounts of interest rate swaps entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average rate paid or received on those swaps are presented in the accompanying table 8.

      The Company estimates that as of December 31, 2000 it would have received approximately $1 million if all interest rate swap agreements entered into for interest rate risk management purposes had been terminated, compared with $25 million and $23 million at December 31, 1999 and 1998, respectively. The estimated fair value of the interest rate swap portfolio results from the effects of changing interest rates. Additional information about interest rate swaps is included in note 16 of Notes to Financial Statements. Through December 31, 2000, changes in the estimated fair value of interest rate swaps entered into for interest rate risk management purposes were not recorded in the consolidated financial statements. A discussion of the impact of changes in accounting for interest rate swaps and other derivative financial instruments that became effective January 1, 2001 is presented herein under the heading “Recently Issued Accounting Standards Not Yet Adopted.”

Provision For Credit Losses

A provision for credit losses is recorded to adjust the Company’s allowance for credit losses to a level that is adequate to absorb losses inherent in the loan and lease portfolio. The provision for credit losses was $38.0 million in 2000, down from $44.5 million in 1999 and $43.2 million in 1998. Net loan charge-offs in 2000 were $29.0 million, significantly lower than $40.3 million in 1999 and $39.4 million in 1998. Net loan charge-offs as a percentage of average loans outstanding decreased to .16% in 2000 from .25% in 1999 and .28% in 1998. Nonperforming loans, consisting of nonaccrual and restructured loans, totaled $110.6 million or .49% of loans and leases outstanding at December 31, 2000, compared with $72.2 million or .41% a year earlier and $79.3 million or .50% at December 31, 1998. The increase at December 31, 2000 as compared with 1999 and 1998 reflects the inclusion of approximately $43 million of nonperforming loans acquired in the merger with Keystone on October 6, 2000. Accruing loans past due 90 days or more totaled $141.8 million or .62% of total loans and leases at December 31, 2000, compared with $31.0 million or .18% at December 31, 1999 and $37.8 million or .24% at December 31, 1998. The increase resulted largely from the inclusion at December 31, 2000 of $87 million of one-to-four family residential mortgage loans serviced by the Company and repurchased during the fourth quarter of 2000 from the Government National Mortgage Association (“GNMA”). The outstanding principal balances of such loans are fully guaranteed by government agencies. The loans were repurchased to reduce servicing costs associated with the loans, including a requirement to advance principal and interest payments to GNMA that had not been received from individual mortgagors. Expenses incurred during the fourth quarter of 2000 associated with the repurchased loans were approximately $3 million and have been included in “Other costs of operations” in the consolidated statement of income.

      The allowance for credit losses was $374.7 million or 1.65% of net loans and leases at the end of 2000, compared with $316.2 million or 1.82% at December 31, 1999 and $306.3 million or 1.94% at December 31, 1998. The ratio of the allowance to nonperforming loans at year-end 2000, 1999 and 1998 was 339%, 438% and 387%, respectively. The decline in the allowance as a percentage of total loans at December 31, 2000 as compared with prior years reflects management’s evaluation of the loan and lease portfolio as of each date, the relatively favorable and/or stable economic environment for many commercial borrowers during much of the recent year, the July 1998 sale of the Company’s retail credit card business, and other factors. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Management cautiously evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when assessing the adequacy of the Company’s allowance for credit losses as of December 31, 2000. In addition to the impact of acquisitions, factors considered by management when performing such assessment included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area that have not experienced the same degree of economic growth experienced by the vast majority of other regions of the country in recent years; and (iii) significant growth in loans to individual consumers. Based upon the results of such review, management believes that the allowance for credit losses at December 31, 2000 was adequate to absorb credit losses inherent in the portfolio as of that date.

      The accompanying table 10 presents a comparative allocation of the allowance for credit losses for each of the past five year-ends. Amounts were allocated to specific loan categories based upon management’s classification of loans under the Company’s internal loan grading system and assessment of near-term charge-offs and losses existing in specific larger balance loans that are reviewed in detail by the Company’s internal loan review department and pools of other loans that are not individually analyzed. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable resulting from (i) comparatively poorer economic conditions and an unfavorable business climate in many market regions served by the Company that have not experienced the same degree of economic growth evident in much of the rest of the country in recent years; (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular the large concentration of commercial real estate loans secured by properties in the New York City metropolitan area and other areas of New York State; (iii) the effect of expansion into new markets, including market areas entered through acquisitions; (iv) the introduction of new loan product types, including expansion of automobile loan and leasing activities in recent years; and, (v) the possible use of imprecise estimates in determining the allocated portion of the allowance. Led by growth in New York City, the economy in New York State expanded during 2000 at a rate similar to that of the national average. However, although improved when compared to prior years, economic growth in areas of New York State outside of the New York City metropolitan area continued to lag behind the rest of the country. Furthermore, consistent with other regions of the country, the rate of employment growth in New York State slowed during the second half of 2000. Slower job growth, coupled with a declining population base, has left the upstate New York region susceptible to potential credit problems, particularly related to commercial customers. After contracting throughout 1998 and 1999, the economy in central Pennsylvania stabilized in 2000. Nevertheless, the rate of employment growth in central Pennsylvania in 2000 was approximately one-half the rate experienced in the rest of the country. Given the Company’s high concentration of commercial loans and commercial real estate loans in New York State, including the upstate New York region, and central Pennsylvania, and considering the other factors already discussed, the level of the unallocated portion of the allowance for credit losses was deemed prudent and reasonable by management. Nevertheless, the allowance is general in nature and is available to absorb losses from any loan or lease category. Accordingly, the amounts presented in the table are not necessarily indicative of future losses within the individual loan categories.

      Several factors influence the Company’s credit loss experience,

including overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company’s commercial real estate loan portfolio, real estate valuations, in particular. Commercial real estate valuations include many assumptions and, as a result, can be highly subjective. Commercial real estate values can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property.

      Nonperforming commercial real estate loans totaled $37.0 million, $13.4 million and $18.9 million at December 31, 2000, 1999 and 1998, respectively. Commercial real estate loans acquired in the Keystone merger that were classified at December 31, 2000 as nonperforming were $23.0 million. During 2000 and 1999, the Company realized net recoveries of previously charged-off commercial real estate loans of $383 thousand and $2.2 million. During 1998, net charge-offs of commercial real estate loans were $3.6 million.

      Net charge-offs of consumer loans and leases were $18.9 million in 2000, or .56% of average consumer loans and leases outstanding during the year, compared with $21.7 million or .72% in 1999 and $31.5  million or 1.13% in 1998. Charge-offs of indirect automobile loans and leases represented the most significant type of consumer loans charged off during the past three years. Net indirect automobile loan and lease charge-offs during 2000 were $7.2 million, compared with $8.3 million in 1999 and $10.5 million in 1998. Net charge-offs of credit card balances in 1998 totaled $14.4 million. There were no significant charge-offs of credit card balances in 2000 and 1999 since the Company’s retail credit card business was sold in July 1998. Nonperforming consumer loans and leases totaled $12.1 million or .29% of outstanding consumer loans at December 31, 2000, compared with $11.5 million or .37% at December 31, 1999 and $10.3 million or .36% at December 31, 1998. Accruing consumer loans and leases past due ninety days or more at December 31, 2000 were $21.3 million, compared with $15.8 million and $18.0 million at December 31, 1999 and 1998, respectively. Consumer loans and leases acquired in the Keystone merger that were past due ninety days or more and accruing interest at December 31, 2000 were $5.6 million. Despite the existence of loan collateral in many cases, management conservatively evaluated the collectability of these delinquent consumer loans and leases when assessing the adequacy of the allowance for credit losses.

      During 2000, net charge-offs of commercial loans and leases totaled $5.7 million, compared with $17.0 million in 1999 and $2.7 million in 1998. The higher level of charge-offs in 1999 compared with 2000 and 1998 was largely the result of two commercial loans with partial charge-offs aggregating $15.0 million. Nonperforming commercial loans and leases totaled $25.5 million, $21.1 million and $20.0 million at December 31, 2000, 1999 and 1998, respectively. Commercial loans acquired in the Keystone merger that were classified as nonperforming at December 31, 2000 were $12.7 million.

      Net charge-offs of residential real estate loans were $4.7 million in 2000, compared with $3.9 million and $1.6 million in 1999 and 1998, respectively. Residential real estate loans classified as nonperforming at December 31, 2000 totaled $36.0 million, compared with $26.2 million and $30.1 million at December 31, 1999 and 1998, respectively. Residential real estate loans past due ninety days or more and accruing interest totaled $115.3 million, $13.9 million and $18.8 million at December 31, 2000, 1999 and 1998, respectively. The higher level of such loans in 2000 as compared with 1999 and 1998 resulted largely from the inclusion at December 31, 2000 of the previously discussed $87 million of loans repurchased from GNMA. The repurchased loans are fully guaranteed by government agencies. Residential real estate loans acquired in the Keystone merger that were classified at December 31, 2000 as nonperforming and accruing loans past due ninety days or more were $6.9 million and $8.0 million, respectively.

      Commercial real estate loans secured by multi-family properties in the New York City metropolitan area represented 7% of loans outstanding at December 31, 2000. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2000. Furthermore, the Company had no exposure to less developed countries and less than $1 million of outstanding foreign loans at December 31, 2000.

      Assets acquired in settlement of defaulted loans totaled $13.6 million at December 31, 2000, compared with $10.0 million a year earlier and $11.1 million at the end of 1998.

Other Income

Other income grew 15% to $325 million in 2000 from $282 million in 1999. Increases in service charges on deposit accounts, income from leasing activities, and brokerage services income were partially offset by lower mortgage banking revenues and losses from sales of bank investment securities. Approximately 40% of the increase in other income from 1999 to 2000 was attributable to revenues related to operations and/or market areas associated with the Keystone acquisition. Other income was $248 million in 1998, after excluding $15.3 million of tax-exempt income resulting from the previously noted transfer of appreciated investment securities to an affiliated, tax-exempt charitable foundation. Growth in mortgage banking revenues, fees earned from deposit services, and a full year of revenues associated with operations obtained in the ONBANCorp acquisition contributed to the increase from 1998 to 1999.

      Mortgage banking revenues, which consist of residential mortgage loan servicing fees, gains from sales of residential mortgage loans and loan servicing rights, and other residential mortgage loan-related fees, decreased 12% to $63.2 million in 2000 from $71.8 million in 1999. The Company maintains residential mortgage loan origination offices in New York State and Pennsylvania, as well as in Arizona, Colorado, Idaho, Massachusetts, Ohio, Oregon, Utah and Washington. Generally higher interest rates during the fourth quarter of 1999 and throughout most of 2000 negatively impacted mortgage origination volume. The lower volume and tighter pricing margins, due to competitive pressures, contributed to a decrease in gains from sales of residential mortgage loans and loan servicing rights to $24.8 million in 2000, compared with $39.7 million in 1999 and $32.4 million in 1998. Revenues from servicing residential mortgage loans for others were $32.3 million in 2000, compared with $26.8 million in 1999 and $29.3 million in 1998. Residential mortgage loans serviced for others totaled $9.7 billion (including approximately $1 billion of loans that had been serviced by Keystone), $7.2 billion and $7.3 billion at December 31, 2000, 1999 and 1998, respectively. Capitalized servicing assets were $101 million at December 31, 2000, $61 million at December 31, 1999, and $62 million at December 31, 1998. Capitalized servicing assets recorded during 2000 as a result of the Keystone transaction, other purchased servicing rights and the previously noted securitization of $1.0 billion of residential mortgage loans were approximately $15 million, $21 million and $14 million, respectively.

      Service charges on deposit accounts rose 26% to $92.5 million in 2000 from $73.6 million in 1999, and 61% from $57.4 million in 1998. The full-year effect in 2000 of a third quarter 1999 increase in fees and the impact of acquisitions were significant factors contributing to the increases. Fees for services provided to customers in the areas formerly served by Keystone contributed approximately 30% of the increase from 1999 to 2000. Trust income increased 11% to $45.2 million in 2000 from $40.8  million in 1999 and 18% from $38.2 million in 1998. The increase in 2000 from 1999 was attributable to the acquisition of Keystone. Higher revenues from investment management services contributed to the increase in 1999 from 1998. Brokerage services income, which is comprised of revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $32.8 million in 2000, up 21% from $27.1 million in 1999 and 67% higher than $19.6 million in 1998. Trading account and foreign exchange activity resulted in gains of $2.4 million in 2000, $315 thousand in 1999 and $4.0 million in 1998. The decline in 1999 income was largely the result of an approximate $3 million loss incurred as a result of a counterparty defaulting on the settlement of outstanding foreign exchange contracts. Losses from sales of bank investment securities in 2000 reflect $3.1 million of net losses incurred during the fourth quarter of 2000 from sales of investment securities following the acquisition of Keystone and the combination of the investment portfolios of Keystone and M&T. During 1999 and 1998, the Company sold bank investment securities resulting in gains of $1.6 million and $1.8 million, respectively. All sold securities had been previously classified as available for sale for financial reporting purposes.

      Other revenues from operations increased to $91.7 million in 2000, compared with $67.2 million in 1999 and $61.1 million in 1998 (excluding the effect of the contribution of securities to the affiliated foundation). Approximately one-sixth of the increase from 1999 to 2000 resulted from operations related to Keystone. Other revenues from operations included $25.5 million, $22.5 million and $17.6 million in 2000, 1999 and 1998, respectively, of tax-exempt income earned from bank owned life insurance, which includes increases in cash surrender value of life insurance policies and benefits received. Also included were revenues from merchant discount and credit card fees of $9.3 million, $7.5 million and $12.4 million in 2000, 1999 and 1998, respectively. Other items that contributed to the increase in other revenues from operations in 2000 from 1999 include income from leasing activities and higher insurance-related revenues. Income from leasing activities reflects a net gain of $9 million realized during the fourth quarter of 2000 resulting from a $13.5 million gain from the sale of equipment previously leased to a commercial customer and an accrual of $4.5 million for losses associated with selling automobiles and other vehicles presently leased to retail customers. Insurance-related revenues totaled $6.6 million in 2000, compared with $879 thousand and $635 thousand in 1999 and 1998, respectively. The previously noted acquisition of MBD in March 2000 was the leading factor contributing to higher insurance-related revenues. A $7.0 million increase in revenues from letter of credit and other credit-related fees also contributed to the rise in other revenues from operations in 1999 from 1998.

Other Expense

Operating expenses, which exclude amortization of goodwill and core deposit intangible as well as merger-related and other nonrecurring expenses, were $599 million in 2000, 14% higher than $525 million in 1999 and 23% higher than $486  million in 1998. Expenses related to acquired operations significantly contributed to the higher expense levels in 2000 and 1999. However, since the operating systems and support operations related to Keystone, ONBANCorp, FNB and the former Chase branches have been combined with those of the Company, the Company’s operating expenses cannot be precisely divided between or attributed directly to the acquired operations or to the Company as it existed prior to each transaction. Components of other expense considered to be non-operating in nature and therefore excluded from the operating expense totals noted above were amortization of goodwill and core deposit intangible of $69.6 million in 2000, $49.7 million in 1999 and $34.5 million in 1998; merger-related expenses of $26.0 million, $4.7 million and $21.3 million in 2000, 1999 and 1998, respectively; and $24.6 million of expense recognized in 1998 related to the previously discussed transfer of securities to an affiliated charitable foundation.

      Salaries and employee benefits expense was $329 million in 2000, 16% higher than the $285 million in 1999 and 27% higher than the $259 million in 1998. Salaries and benefits related to acquired operations, merit salary increases, and higher expenses for incentive compensation arrangements were factors contributing to the increases in 2000 and 1999. Higher medical benefit costs in 1999 also contributed to the increase in 1999 from 1998. The number of full-time equivalent employees was 8,219 at December 31, 2000, compared with 6,171 at December 31, 1999 and 6,044 at December 31, 1998.

      Excluding the non-operating expense items previously noted, nonpersonnel expense totaled $272 million in 2000, 13% higher than $240 million in 1999 and 19% higher than $228 million in 1998. Higher equipment and net occupancy expenses, largely attributable to the impact of acquisitions, higher amortization of capitalized servicing rights and increased foreclosure-related expenses were significant factors contributing to the rise in nonpersonnel expenses from 1999 to 2000. Higher equipment and net occupancy expenses, largely related to acquired operations, also contributed to the increase in expense from 1998 to 1999.

Income Taxes

The provision for income taxes was $160 million in 2000, up from $153 million in 1999 and $118 million in 1998. The effective tax rates were 35.9% in 2000, 36.5% in 1999 and 36.1% in 1998. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 11 of Notes to Financial Statements.

International Activities

The Company’s net investment in international assets was $7 million and $27 million at December 31, 2000 and 1999, respectively. Total offshore deposits were $245 million at December 31, 2000 and $243 million at December 31, 1999.

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

      Core deposits have historically been the most significant funding source for the Company. Core deposits are generated from a large base of consumer, corporate and institutional customers, which over the past several years has become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, in recent years the Company has faced increased competition in offering services and products from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 65% of the Company’s earning assets at December 31, 2000, compared with 63% and 62% at December 31, 1999 and 1998, respectively.

      The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including Federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, and borrowings from the FHLB and others. M&T Bank had short-term and long-term credit facilities with the FHLB aggregating $3.3 billion at December 31, 2000. Outstanding borrowings under the FHLB credit facilities totaled $2.8 billion at December 31, 2000 and $1.8 billion at December 31, 1999. Such borrowings are secured by loans and investment securities. M&T Bank and M&T Bank, N.A. had available lines of credit with the Federal Reserve Bank of New York at December 31, 2000 totaling approximately $1.4 billion. The amounts of these lines are dependent upon the balance of loans and securities pledged as collateral. There were no borrowings outstanding under these lines at either December 31, 2000 or 1999. As previously noted, M&T Bank issued $500 million of 8% fixed rate subordinated capital notes in October 2000 that provided liquidity and facilitated the acquisitions of Keystone and Premier. Although informal and sometimes reciprocal, sources of funding are available to the Company through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. In addition to deposits and borrowings, other sources of liquidity include maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

      M&T’s primary source of funds to pay for operating expenses, stockholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. These historic sources of cash flow were augmented in 1997 by the proceeds from issuance of $250 million of trust preferred securities, which provided a substantial portion of M&T’s funding needs during 1998 and 1997. Additional information regarding the trust preferred securities is included in note 8 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at December 31, 2000. Outstanding borrowings under a similar $30 million line of credit that expired during 2000 totaled $29 million at December 31, 1999.

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

      Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Company to interest rate risk, which occurs when assets and liabilities reprice at different times as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future years under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and off-balance sheet financial instruments. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of both on- and off-balance sheet financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of mortgage-related assets and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analyses of market values of the Company’s financial instruments. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2000, the aggregate notional amount of interest rate swaps entered into for interest rate risk management purposes was approximately $534 million. Information about interest rate swaps entered into for interest rate risk management purposes is included herein under “Net Interest Income/Lending and Funding Activities” and in note 16 of Notes to Financial Statements.

      The Company’s Asset-Liability Committee, which includes members of senior management, monitors interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit gathering activities, as well as statistically derived interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken action, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and modifying or terminating existing interest rate swap agreements or entering into additional interest rate swap agreements.

      The accompanying table 14 as of December 31, 2000 and 1999 displays the estimated impact on net interest income from non-trading financial instruments resulting from changes in interest rates during the first modeling year.

      Many assumptions were utilized by the Company to calculate the impact that changes in interest rates may have on the Company’s net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumed gradual changes in rates of 100 and 200 basis points up and down during a twelve-month period. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to timing, magnitude and frequency of interest rate changes and changes in market conditions, as well as any actions, such as those previously described, which management may take to counter such changes.

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

      The notional amounts of interest rate and foreign currency and other option and futures contracts entered into for trading account purposes totaled $769 million and $293 million, respectively, at December 31, 2000 and $799 million and $573 million, respectively, at December 31, 1999. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $37 million and $22 million, respectively, at December 31, 2000 and $641 million and $633 million, respectively, at December 31, 1999. Included in trading account assets at December 31, 1999 were mortgage-backed securities that served as collateral securing certain money market assets. The obligations to return such collateral were recorded as noninterest-bearing trading account liabilities and were included in accrued interest and other liabilities in the Company’s consolidated balance sheet. The fair value of such collateral (and the related obligation to return collateral) was $600 million at December 31, 1999.

      Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material as of December 31, 2000 and 1999. Additional information related to trading derivative contracts is included in note 16 of Notes to Financial Statements.

Capital

Stockholders’ equity at December 31, 2000 was $2.7 billion or 9.33% of total assets, compared with $1.8 billion or 8.02% at December 31, 1999 and $1.6 billion or 7.78% at December 31, 1998. On a per share basis, stockholders’ equity increased 24% to $28.93 at December 31, 2000 from $23.24 at December 31, 1999, and was up 39% from $20.79 at December 31, 1998. Tangible equity per share, which excludes goodwill and core deposit intangible and applicable deferred tax balances, was $16.74 at December 31, 2000, compared with $15.14 at December 31, 1999 and $13.99 at December 31, 1998. The ratio of average total stockholders’ equity to average total assets was 8.59%, 8.24% and 8.20% in 2000, 1999 and 1998, respectively.

      M&T issued shares of common stock in 2000, 1999 and 1998 to complete the acquisitions of Keystone, FNB and ONBANCorp, respectively. To complete the acquisition of Keystone on October 6, 2000, M&T issued 15,900,292 shares of common stock to former holders of Keystone common stock and assumed employee stock options to purchase 1,259,493 shares of M&T common stock, resulting in an addition to stockholders’ equity of $663.7 million. On June 1, 1999, M&T issued 1,225,160 shares (stated to give effect to the ten-for-one stock split in 2000) of common stock to former holders of FNB common stock resulting in an addition to stockholders’ equity of $58.7 million. On April 1, 1998, M&T issued 14,299,980 shares (stated to give effect to the ten-for-one stock split in 2000) of common stock to former holders of ONBANCorp common stock and assumed employee stock options to purchase 617,720 shares (also stated to give effect to the stock split) of M&T common stock, resulting in an addition to stockholders’ equity of $607.2 million.

      Stockholders’ equity at December 31, 2000 reflected a loss of $432 thousand, or less than $.01 per share, for the net after-tax impact of unrealized losses on investment securities classified as available for sale, compared with unrealized losses of $26.0 million, or $.34 per common share, at December 31, 1999 and unrealized gains of $2.9 million, or $.04 per common share, at December 31, 1998. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale.

      Cash dividends on M&T’s common stock of $52.0 million were paid in

2000, compared with $35.1 million and $29.0 million in 1999 and 1998, respectively. As previously discussed, in conjunction with the Keystone acquisition, M&T increased its quarterly dividend on common stock in the fourth quarter of 2000 to $.25 per share from $.125 per share. In the third quarter of 1999 M&T’s quarterly common stock dividend rate was increased to $.125 per share from $.10 per share. In total, dividends per common share increased to $.625 in 2000 from $.45 in 1999 and $.38 in 1998.

      During 2000, 1999 and 1998, M&T repurchased an aggregate of 7,787,410 shares of its common stock at an aggregate cost of $366.5 million; 1,313,760 shares in 2000, 1,678,330 shares in 1999 and 4,795,320 shares in 1998, at a cost of $54.9 million, $79.8 million and $231.8 million, respectively. In November 1999, M&T announced its intention to repurchase and hold as treasury stock up to 1,904,650 shares of common stock for reissuance upon the possible future exercise of outstanding stock options. As of December 31, 2000, M&T had repurchased 1,632,860 shares of common stock pursuant to such plan at an average cost of $42.74 per share. Following the public announcement of the Keystone acquisition in May 2000, M&T has not been repurchasing its common stock, instead using the Company’s internal generation of capital to support the Keystone and Premier acquisitions.

      Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $318 million carrying value of trust preferred securities. As of December 31, 2000, total capital further included $594 million of subordinated notes issued by M&T Bank. The capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of December 31, 2000 and 1999 are presented in note 20 of Notes to Financial Statements.

      The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or cash net income (reduced by the impact of nonrecurring merger-related expenses) less dividends paid expressed as a percentage of regulatory “core capital” at the beginning of each year, was 19.48% in 2000, 19.89% in 1999 and 16.71% in 1998.

Fourth Quarter Results

As previously noted, M&T completed its acquisition of Keystone on October 6, 2000. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations obtained from Keystone have been included in M&T’s financial results since the acquisition date. M&T reported net income in the fourth quarter of 2000 of $72.0 million, an increase of 9% from $66.1 million in the final quarter of 1999. Diluted and basic earnings per share in the recent quarter were $.76 and $.78, respectively, compared with $.82 and $.85, respectively, in the year-earlier quarter. Net income for the fourth quarter of 2000 expressed as an annualized rate of return on average assets was 1.01%, compared with 1.18% in the comparable 1999 quarter. The annualized rate of return on average common stockholders’ equity in the recent quarter was 11.03%, compared with 14.58% in 1999’s fourth quarter. Cash net income in the fourth quarter of 2000 rose to $108.1 million, up 38% from $78.4 million earned in the year-earlier quarter. Diluted cash earnings per share increased 18% to $1.14 in 2000’s final quarter from $.97 in the comparable 1999 period. Cash return on average tangible assets was an annualized 1.57% in the recent quarter, compared with 1.45% in the corresponding 1999 quarter. Cash return on average tangible common equity rose to an annualized 28.93% in the fourth quarter of 2000 from 26.67% in the year-earlier quarter.

      Taxable-equivalent net interest income rose to $262 million in the fourth quarter of 2000, an increase of $63 million or 32% from $199 million in the comparable 1999 quarter. A 30% increase in average earning assets, largely the result of the Keystone acquisition on October 6, 2000, was the most significant factor contributing to the improvement in net interest income. Average earning assets were $25.7 billion and $19.8 billion in the fourth quarter of 2000 and 1999, respectively. Average loans and leases for the fourth quarter of 2000 totaled $22.1 billion, up from $17.1 billion during the year-earlier quarter. Net interest margin was 4.05% in the fourth quarter of 2000, up from 3.99% in 1999’s final quarter. The yield on earning assets was 8.47% in the recent quarter, up 62 basis points from 7.85% in the year-earlier period. The rate paid on interest-bearing liabilities was 5.12% in 2000’s final quarter, compared with 4.43% in the fourth quarter of 1999. The resulting net interest spread was 3.35% in the recent quarter, compared with 3.42% in 1999’s final quarter.

      The provision for credit losses was $14.0 million in the fourth quarter of both 2000 and 1999. Net charge-offs totaled $12.1 million in 2000’s fourth quarter, compared with $12.8 million in the year-earlier period. Net charge-offs as an annualized percentage of average loans and leases were .22% in the final 2000 quarter, compared with .30% in the corresponding 1999 quarter.

      Other income increased 46% to $102.8 million in the fourth quarter of 2000 from $70.4 million in the fourth quarter of 1999. Approximately one-half of the increase was attributable to revenues related to operations and/or market areas associated with the Keystone acquisition. Income from leasing activities and increases in service charges on deposit accounts of $8.6 million and trust income of $5.7 million, largely attributable to acquired Keystone operations, were partially offset by $3.1 million of losses from sales of bank investment securities. Income from leasing activities reflects a net gain of $9 million during the fourth quarter of 2000 resulting from a $13.5 million gain from the sale of equipment previously leased to a commercial customer and an accrual of $4.5 million for losses associated with selling automobiles and other vehicles presently leased to retail customers.

      Reflecting the impact of expenses resulting from the acquisition of Keystone, including expenses for salaries and benefits, equipment and net occupancy, and amortization of goodwill and core deposit intangible, other expense increased 57% to $234.2 million in 2000’s final quarter from $149.0 million in the corresponding 1999 period. Nonrecurring merger-related expenses totaled $22.3 million in the fourth quarter of 2000. There were no similar expenses in the fourth quarter of 1999.

Segment information

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking.

      The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 19 of Notes to Financial Statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segments and the financial results of such segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Financial information about the Company’s segments is presented in note 19 of Notes to Financial Statements.

      The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, largely within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, deposit products, and cash management services. The Commercial Banking segment’s earnings increased 27% to $98.4 million in 2000 from $77.6 million in 1999. The higher net income in 2000 when compared with 1999 resulted largely from an increase of $34.9 million, or 22%, in net interest income. Net interest income from loans and leases increased $24.0 million, as a result of a 23% increase in average balances outstanding, while the contribution to net interest income from deposits increased $8.2 million, due to a higher net interest spread and a 9% increase in average balances outstanding. Growth in most markets already served by the Company, as well as the impact of balances obtained in acquisitions, contributed to the higher loan and deposit levels. Net income in 1998 was $67.4 million. Higher net interest income of $17.8 million, or 13%, the result of a 17% increase in average loans outstanding, and increases in letter of credit and other credit related fee income of $6.1 million were factors contributing to the rise in net income from 1998 to 1999. Growth in most markets served by the Company, as well as the full year impact in 1999 of loans acquired from ONBANCorp, contributed to the higher loan balances. Reflecting higher net charge-offs, including charge-offs of $11.2 million related to one commercial customer, the segment’s provision for credit losses increased to $11.3 million in 1999 from $3.0 million in 1998. The segment’s provision for credit losses was $7.3 million in 2000.

      The Commercial Real Estate segment provides credit and deposit services to its customers. Loans are largely secured by properties in the New York City metropolitan area and in western New York, upstate New York, Pennsylvania and, to a lesser extent, in Maryland, West Virginia and the northwestern portion of the United States. Commercial real estate loans may be secured by apartment/ multifamily buildings, office space, retail space, industrial space or other types of collateral. Net income earned by the Commercial Real Estate segment in 2000 was $72.1 million, up 12% from $64.2 million realized in 1999. The major factor for the rise in net income was a 17% increase in average loan balances outstanding which contributed to a $12.3 million, or 10%, increase in net interest income. Loan growth in all markets served by the Company and the impact of commercial real estate loans obtained in the Keystone acquisition contributed to the increase in outstanding balances. Net income for the Commercial Real Estate segment was $57.3 million in 1998. Higher net interest income of $12.8 million, the result of a 15% increase in average loan balances outstanding, was the major factor for the higher 1999 net income. Higher loan balances were due to loan growth in substantially all markets served by the Company and the full-year impact in 1999 of commercial real estate loans obtained in the acquisition of ONBANCorp.

      The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swaps related thereto; and offshore branch deposits. This segment also provides services to commercial customers and consumers that include foreign exchange, securities trading and municipal bond underwriting and sales. The Discretionary Portfolio segment earned net income of $33.9 million in 2000, compared with $38.2 million in 1999 and $31.7 million in 1998. Factors contributing to the decline in net income for 2000 include an $11.0 million, or 23%, decrease in net interest income and losses from sales of bank investment securities of $3.1 million, offset, in part, by a $3.0 million increase in tax-exempt income earned from bank owned life insurance. The decline in net interest income largely reflects a narrowing of the segment’s net interest margin. The higher net income in 1999 as compared with 1998 was due, in part, to a $4.9 million increase in income from bank owned life insurance and higher net interest income from holdings of residential mortgage loans. Partially offsetting these increases was the previously mentioned $3 million settlement loss on foreign exchange contracts in 1999.

      The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to banking subsidiaries of M&T. The Company maintains mortgage loan origination offices in New York State and Pennsylvania, as well as in Arizona, Colorado, Idaho, Maryland, Massachusetts, Ohio, Oregon, Utah, Washington and West Virginia. The Company also periodically purchases the rights to service residential mortgage loans. Residential mortgage loans held for sale are included in this segment. This segment’s net income was $6.5 million in 2000, compared with $20.8 million a year earlier and $19.5 million in 1998. The significant decrease from 1999 was largely due to lower gains from sales of residential mortgage loans and loan servicing rights, which decreased $14.9 million, and higher noninterest expenses of $5.8 million resulting from increases in foreclosure expenses and amortization of capitalized servicing rights. The decline in revenue resulted from the impact that generally higher interest rates in 2000 had on loan origination volume and from tighter pricing margins resulting from competitive pressures. A $6.2 million decrease in noninterest expenses associated with origination and servicing activities, partially offset by a $4.1 million decline in revenue, led to the improved net income in this segment in 1999 as compared with 1998. The lower 1999 expense level included a $1.7 million decrease in the valuation allowance for capitalized servicing assets, compared with a $1.0 million addition to such allowance in 1998. The decline in revenue was the result of a lower volume of loans originated for sale during 1999 as compared with 1998, including loans originated for transfer to M&T’s bank subsidiaries.

      The Retail Banking segment offers a variety of consumer and small business services through several delivery channels which include traditional and “in-store” banking offices, automated teller machines, telephone banking and internet banking. The Company has banking offices in New York State, Pennsylvania, Maryland and West Virginia. The Retail Banking segment also offers certain deposit and loan products on a nationwide basis through M&T Bank, N.A. Credit services offered by this segment include consumer installment loans, student loans, automobile loans and leases (both directly and indirectly through dealers), home equity loans and lines of credit, and loans and leases to small businesses. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. The Retail Banking segment contributed net income of $163.7 million in 2000, up 47% from $111.5 million in 1999. The increase was due, in part, to the impact of the 2000 and 1999 acquisitions of Keystone, FNB and the Chase branches that resulted in higher net interest income and service charges on deposit accounts, partially offset by increases in operating expenses. The full-year impact in 2000 of a third quarter 1999 increase in fees charged for deposit account services also contributed to the improvement. In 1998, Retail Banking had net income of $100.1 million. The impact of the acquisitions of FNB on June 1, 1999 and ONBANCorp on April 1, 1998 and increased service charges on deposit accounts, reflecting the third quarter 1999 rate increases, were the leading factors contributing to the increase from 1998 to 1999. The financial results of Retail Banking for 1998 also include a $3.2 million gain that resulted from the sale of the retail credit card business in July 1998 and the results of providing retail credit card services to customers.

Recently Issued Accounting Standards Not Yet Adopted

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction.

      Pursuant to SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting will be required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing risk.

      SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB amended SFAS No. 133, deferring the effective date by one year. In 1998, the FASB organized the Derivatives Implementation Group (“DIG”) to assist with the interpretation of SFAS No. 133 and to address implementation issues. In June 2000, the FASB again amended SFAS No. 133 through the issuance of SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 138 was issued to address some of the implementation issues and to reflect certain decisions arising from the DIG process.

      Initial application of SFAS No. 133, as amended, must be as of the beginning of an entity’s fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of the statement. SFAS No. 133, as amended, may not be applied retroactively to financial statements of prior periods.

      The Company adopted SFAS No. 133, as amended, as of January 1, 2001. The Company anticipates that adoption of SFAS No. 133 could increase the volatility of reported earnings and stockholders’ equity in future periods. Nevertheless, the initial impact of adopting SFAS No. 133 as of January 1, 2001 was not considered material to the Company’s consolidated financial statements.

      In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 replaces SFAS No. 125, which was issued in 1996 and had the same title. SFAS No. 140 revises standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures.

      SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

      The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. In general, SFAS No. 140 is to be applied prospectively. Earlier or retroactive application of its accounting provisions is generally not permitted. The adoption of SFAS No. 140 is not expected to have a material impact on the Company’s consolidated financial statements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

FINANCIAL HIGHLIGHTS

	2000	1999	Change

For the year

Performance

Net income (thousands)	$286,156	265,626	+8%

Return on

Average assets	1.21%	1.26%

Average common equity	14.07%	15.30%

Net interest margin	4.02%	4.02%

Net charge-offs/average loans	.16%	.25%

Efficiency ratio (a)	56.06%	54.80%
Per common share data

Basic earnings	$3.55	3.41	+4%

Diluted earnings	3.44	3.28	+5%

Cash dividends	.625	.45	+39%
Cash (tangible) operating results (b)

Net income (thousands) (c)	$358,639	311,001	+15%

Diluted earnings per common share (c)	4.31	3.84	+12%

Return on

Average tangible assets	1.56%	1.52%

Average tangible common equity	27.65%	26.71%

Efficiency ratio (a)	50.22%	50.06%

At December 31

Balance sheet data (millions)

Loans and leases, net of unearned discount	$22,743	17,407	+31%

Total assets	28,949	22,409	+29%

Deposits	20,233	15,374	+32%

Stockholders’ equity	2,700	1,797	+50%
Loan quality

Allowance for credit losses/net loans	1.65%	1.82%

Nonperforming assets ratio	.55%	.47%
Capital

Tier 1 risk-based capital ratio	7.49%	8.27%

Total risk-based capital ratio	11.19%	10.25%

Leverage ratio	6.66%	6.92%

Common equity/total assets	9.33%	8.02%

Common equity (book value) per share	$28.93	23.24	+24%

Tangible common equity per share	16.74	15.14	+11%

Market price per share

Closing	68.00	41.43	+64%

High	68.42	58.25

Low	35.70	40.60

(a)	Excludes impact of nonrecurring merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

(c)	Cash net income excludes the after-tax impact of nonrecurring merger-related expenses of $16.4 million or $.20 per diluted share in 2000 and $3.0 million or $.03 per diluted share in 1999.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

QUARTERLY TRENDS
	2000 Quarters

	Fourth	Third	Second	First

Earnings and dividends

Amounts in thousands, except per share Interest income (taxable-equivalent basis)	$548,345	424,212	409,710	401,064

Interest expense	286,538	219,622	208,706	203,731

Net interest income	261,807	204,590	201,004	197,333

Less: provision for credit losses	14,000	9,000	6,000	9,000

Other income	102,778	76,514	73,382	71,998

Less: other expense	234,187	153,959	155,710	150,597

Income before income taxes	116,398	118,145	112,676	109,734

Applicable income taxes	40,672	41,397	38,888	39,293

Taxable-equivalent adjustment	3,759	2,332	2,250	2,206

Net income	$71,967	74,416	71,538	68,235

Per common share data

Basic earnings	$.78	.97	.93	.89

Diluted earnings	.76	.94	.91	.86

Cash dividends	$.25	.125	.125	.125

Average common shares outstanding

Basic	91,987	76,748	76,631	77,112

Diluted	95,088	79,417	78,876	79,222

Performance ratios, annualized

Return on

Average assets	1.01%	1.36%	1.32%	1.22%

Average common stockholders’ equity	11.03%	15.64%	15.75%	15.14%

Net interest margin on average earning assets (taxable-equivalent basis)	4.05%	4.05%	4.05%	3.94%

Nonperforming assets to total assets, at end of quarter	.43%	.32%	.33%	.33%

Efficiency ratio (a)	57.61%	53.49%	56.75%	55.92%

Cash (tangible) operating results (b)

Net income (in thousands)	$108,100	87,758	82,937	79,844

Diluted net income per common share	1.14	1.11	1.05	1.00

Annualized return on

Average tangible assets	1.57%	1.64%	1.57%	1.47%

Average tangible common stockholders’ equity	28.93%	26.98%	27.46%	26.95%

Efficiency ratio (a)	50.20%	48.57%	51.61%	50.57%

Balance sheet data

In millions, except per share

Average balances

Total assets	$28,487	21,823	21,851	22,438

Earning assets	25,746	20,098	19,976	20,147

Investment securities	3,559	2,904	2,582	1,977

Loans and leases, net of unearned discount	22,141	17,163	17,181	17,501

Deposits	19,900	14,980	15,206	15,257

Stockholders’ equity	2,596	1,893	1,826	1,813

At end of quarter

Total assets	$28,949	22,009	21,746	22,762

Earning assets	26,089	20,143	19,893	20,389

Investment securities	3,310	2,799	2,865	2,079

Loans and leases, net of unearned discount	22,743	17,324	16,949	17,703

Deposits	20,233	14,682	15,223	15,151

Stockholders’ equity	2,700	1,940	1,852	1,832

Equity per common share	28.93	25.22	24.18	23.83

Tangible equity per common share	16.74	17.52	16.28	15.79

Market price per common share

High	$68.42	52.29	47.50	45.81

Low	46.67	44.50	39.95	35.70

Closing	68.00	51.00	45.00	44.65

[Additional columns below]

[Continued from above table, first column(s) repeated]

QUARTERLY TRENDS
	1999 Quarters

	Fourth	Third	Second	First

Earnings and dividends

Amounts in thousands, except per share Interest income (taxable-equivalent basis)	391,792	375,021	361,158	358,370

Interest expense	192,766	179,961	171,269	175,238

Net interest income	199,026	195,060	189,889	183,132

Less: provision for credit losses	14,000	13,500	8,500	8,500

Other income	70,354	72,499	66,806	72,716

Less: other expense	149,047	144,898	145,547	139,466

Income before income taxes	106,333	109,161	102,648	107,882

Applicable income taxes	38,132	39,633	35,772	39,151

Taxable-equivalent adjustment	2,083	1,964	1,838	1,825

Net income	66,118	67,564	65,038	66,906

Per common share data

Basic earnings	.85	.86	.83	.87

Diluted earnings	.82	.83	.80	.83

Cash dividends	.125	.125	.10	.10

Average common shares outstanding

Basic	77,950	78,804	77,931	77,311

Diluted	80,584	81,473	81,321	80,226

Performance ratios, annualized

Return on

Average assets	1.18%	1.27%	1.27%	1.34%

Average common stockholders’ equity	14.58%	14.97%	15.23%	16.56%

Net interest margin on average earning assets (taxable-equivalent basis)	3.99%	4.03%	4.09%	3.98%

Nonperforming assets to total assets, at end of quarter	.37%	.45%	.41%	.44%

Efficiency ratio (a)	55.33%	53.62%	55.72%	54.56%

Cash (tangible) operating results (b)

Net income (in thousands)	78,443	79,714	76,511	76,333

Diluted net income per common share	.97	.98	.94	.95

Annualized return on

Average tangible assets	1.45%	1.54%	1.53%	1.57%

Average tangible common stockholders’ equity	26.67%	26.43%	26.13%	27.66%

Efficiency ratio (a)	49.71%	48.91%	51.36%	50.31%

Balance sheet data

In millions, except per share

Average balances

Total assets	22,147	21,183	20,579	20,298

Earning assets	19,806	19,184	18,636	18,664

Investment securities	1,974	2,048	2,064	2,497

Loans and leases, net of unearned discount	17,147	16,678	16,056	15,761

Deposits	15,472	14,821	14,578	14,497

Stockholders’ equity	1,800	1,791	1,713	1,638

At end of quarter

Total assets	22,409	21,759	21,205	20,285

Earning assets	19,964	19,467	19,050	18,382

Investment securities	1,901	1,953	2,078	2,088

Loans and leases, net of unearned discount	17,407	16,984	16,513	15,813

Deposits	15,374	15,417	14,909	14,476

Stockholders’ equity	1,797	1,817	1,773	1,667

Equity per common share	23.24	23.05	22.48	21.53

Tangible equity per common share	15.14	14.94	14.91	14.90

Market price per common share

High	51.20	57.50	58.25	51.88

Low	40.60	41.25	46.25	46.40

Closing	41.43	45.90	55.00	47.90

(a)	Excludes impact of nonrecurring merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

EARNINGS SUMMARY
Dollars in millions

Increase (decrease)*

1999 to 2000		1998 to 1999

Amount	%	Amount	%		2000	1999

$297.0	20	$119.7	9	Interest income**	$1,783.3	1,486.3

199.4	28	31.7	5	Interest expense	918.6	719.2

97.6	13	88.0	13	Net interest income**	864.7	767.1

(6.5)	(15)	1.3	3	Less: provision for credit losses	38.0	44.5

(4.7)	—	(.2)	—	Gain (loss) on sales of bank investment securities	(3.1)	1.6

47.0	17	19.6	8	Other income	327.8	280.8
				Less:

44.4	16	25.3	10	Salaries and employee benefits	329.2	284.8

71.1	24	(12.5)	(4)	Other expense	365.2	294.1

30.9	7	93.3	28	Income before income taxes	457.0	426.1
				Less:

2.7	35	.6	8	Taxable-equivalent adjustment**	10.5	7.8

7.6	5	35.1	30	Income taxes	160.3	152.7

$20.6	8	$57.6	28	Net income	$286.2	265.6

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Compound
				growth rate
				5 years
	1998	1997	1996	1995 to 2000

Interest income**	1,366.6	1,073.3	1,004.4	14%

Interest expense	687.5	508.1	466.4	16

Net interest income**	679.1	565.2	538.0	12

Less: provision for credit losses	43.2	46.0	43.3	(1)

Gain (loss) on sales of bank investment securities	1.8	(.3)	—	—

Other income	261.2	190.8	167.8	18

Less:

Salaries and employee benefits	259.5	220.0	208.3	12

Other expense	306.6	201.8	200.7	14

Income before income taxes	332.8	287.9	253.5	15

Less:

Taxable-equivalent adjustment**	7.2	5.8	4.5	18

Income taxes	117.6	105.9	97.9	12

Net Income	208.0	176.2	151.1	17%

*	Changes were calculated from unrounded amounts.

**	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities of government-sponsored agencies, is based on a composite income tax rate of approximately 40% for 2000, 41% for 1999, 1998 and 1997, and 42% for 1996.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 4

AVERAGE LOANS AND LEASES
(net of unearned discount)		Percent increase
		(decrease) from

Dollars in millions	2000	1999 to 2000	1998 to 1999

Commercial, financial, etc	$4,129	24%	18%

Real estate — commercial	7,188	22	18

Real estate — consumer	3,798	(9)	14

Consumer Automobile	1,436	(1)	11

Home equity	982	22	11

Other	970	30	—

Total consumer	3,388	13	8

Total	$18,503	13%	15%

M&T BANK CORPORATION AND SUBSIDIARIES

Table 5

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2000

	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate

Assets Earning assets Loans and leases, net of unearned discount*

Commercial, financial, etc.	$4,129	$365,951	8.86%

Real estate — commercial	7,188	615,304	8.56

Real estate — consumer	3,798	296,915	7.82

Consumer	3,388	304,640	8.99

Total loans and leases, net	18,503	1,582,810	8.55

Money-market assets Interest-bearing deposits at banks	6	308	5.41

Federal funds sold and agreements to resell securities	212	12,891	6.08

Trading account	21	1,069	5.08

Total money-market assets	239	14,268	5.97

Investment securities**

U.S. Treasury and federal agencies	1,603	105,104	6.56

Obligations of states and political subdivisions	122	8,890	7.27

Other	1,033	72,259	7.00

Total investment securities	2,758	186,253	6.75

Total earning assets	21,500	1,783,331	8.30

Allowance for credit losses	(333)

Cash and due from banks	536

Other assets	1,955

Total assets	$23,658

Liabilities and stockholders’ equity Interest-bearing liabilities Interest-bearing deposits
NOW accounts	$486	7,487	1.54

Savings deposits	5,507	132,225	2.40

Time deposits	7,674	445,666	5.81

Deposits at foreign office	250	14,915	5.95

Total interest-bearing deposits	13,917	600,293	4.31

Short-term borrowings	2,715	172,466	6.35

Long-term borrowings	2,086	145,838	6.99

Total interest-bearing liabilities	18,718	918,597	4.91

Noninterest-bearing deposits	2,425

Other liabilities	482

Total liabilities	21,625

Stockholders’ equity	2,033

Total liabilities and stockholders’ equity	$23,658

Net interest spread			3.39

Contribution of interest-free funds			.63

Net interest income/margin on earning assets		$864,734	4.02%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	1999

	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate

Assets Earning assets Loans and leases, net of unearned discount*

Commercial, financial, etc.	3,331	268,279	8.05%

Real estate — commercial	5,908	497,247	8.42

Real estate — consumer	4,182	310,514	7.42

Consumer	2,994	249,670	8.34

Total loans and leases, net	16,415	1,325,710	8.08

Money-market assets Interest-bearing deposits at banks	2	87	3.78

Federal funds sold and agreements to resell securities	467	24,491	5.24

Trading account	48	3,221	6.71

Total money-market assets	517	27,799	5.37

Investment securities**

U.S. Treasury and federal agencies	920	53,108	5.77

Obligations of states and political subdivisions	74	4,660	6.28

Other	1,150	75,064	6.53

Total investment securities	2,144	132,832	6.20

Total earning assets	19,076	1,486,341	7.79

Allowance for credit losses	(312)

Cash and due from banks	464

Other assets	1,829

Total assets	21,057

Liabilities and stockholders’ equity Interest-bearing liabilities Interest-bearing deposits NOW accounts	389	4,683	1.21

Savings deposits	5,163	121,888	2.36

Time deposits	7,074	367,889	5.20

Deposits at foreign office	254	12,016	4.73

Total interest-bearing deposits	12,880	506,476	3.93

Short-term borrowings	2,056	104,911	5.10

Long-term borrowings	1,748	107,847	6.17

Total interest-bearing liabilities	16,684	719,234	4.31

Noninterest-bearing deposits	1,965

Other liabilities	672

Total liabilities	19,321

Stockholders’ equity	1,736

Total liabilities and stockholders’ equity	21,057

Net interest spread			3.48

Contribution of interest-free funds			.54

Net interest income/margin on earning assets		767,107	4.02%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	1998

	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate

Assets Earning assets Loans and leases, net of unearned discount*

Commercial, financial, etc.	2,831	235,628	8.32%

Real estate — commercial	4,999	434,906	8.70

Real estate — consumer	3,683	280,760	7.62

Consumer	2,773	249,567	9.00

Total loans and leases, net	14,286	1,200,861	8.41

Money-market assets Interest-bearing deposits at banks	10	400	3.86

Federal funds sold and agreements to resell securities	153	8,293	5.43

Trading account	67	4,524	6.79

Total money-market assets	230	13,217	5.75

Investment securities**

U.S. Treasury and federal agencies	1,448	88,030	6.08

Obligations of states and political subdivisions	73	4,566	6.29

Other	887	59,962	6.76

Total investment securities	2,408	152,558	6.33

Total earning assets	16,924	1,366,636	8.08

Allowance for credit losses	(302)

Cash and due from banks	394

Other assets	1,293

Total assets	18,309

Liabilities and stockholders’ equity Interest-bearing liabilities Interest-bearing deposits NOW accounts	327	4,851	1.48

Savings deposits	4,430	115,345	2.60

Time deposits	7,022	388,185	5.53

Deposits at foreign office	288	14,973	5.20

Total interest-bearing deposits	12,067	523,354	4.34

Short-term borrowings	1,923	105,582	5.49

Long-term borrowings	835	58,567	7.02

Total interest-bearing liabilities	14,825	687,503	4.64

Noninterest-bearing deposits	1,666

Other liabilities	317

Total liabilities	16,808

Stockholders’ equity	1,501

Total liabilities and stockholders’ equity	18,309

Net interest spread			3.44

Contribution of interest-free funds			.57

Net interest income/margin on earning assets		679,133	4.01%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost. (continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 5 (continued)

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	1997

	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate

Assets Earning assets Loans and leases, net of unearned discount*

Commercial, financial, etc	$2,257	$190,189	8.43%

Real estate — commercial	4,180	365,457	8.74

Real estate — consumer	2,228	187,336	8.41

Consumer	2,308	213,942	9.27

Total loans and leases, net	10,973	956,924	8.72

Money-market assets

Interest-bearing deposits at banks	42	2,475	5.95

Federal funds sold and agreements to resell securities	55	2,989	5.42

Trading account	26	1,937	7.27

Total money-market assets	123	7,401	6.00

Investment securities**

U.S. Treasury and federal agencies	1,122	70,968	6.33

Obligations of states and political subdivisions	43	2,832	6.61

Other	534	35,214	6.59

Total investment securities	1,699	109,014	6.42

Total earning assets	12,795	1,073,339	8.39

Allowance for credit losses	(273)

Cash and due from banks	308

Other assets	479

Total assets	$13,309

Liabilities and stockholders’ equity Interest-bearing liabilities Interest-bearing deposits NOW accounts	$257	3,455	1.34

Savings deposits	3,420	90,907	2.66

Time deposits	5,818	327,611	5.63

Deposits at foreign office	230	12,160	5.29

Total interest-bearing deposits	9,725	434,133	4.46

Short-term borrowings	812	44,341	5.46

Long-term borrowings	373	29,619	7.94

Total interest-bearing liabilities	10,910	508,093	4.66

Noninterest-bearing deposits	1,228

Other liabilities	218

Total liabilities	12,356

Stockholders’ equity	953

Total liabilities and stockholders’ equity	$13,309

Net interest spread			3.73

Contribution of interest-free funds			.69

Net interest income/margin on earning assets		$565,246	4.42%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	1996

	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate

Assets Earning assets Loans and leases, net of unearned discount*

Commercial, financial, etc	2,031	166,170	8.18%

Real estate — commercial	3,770	340,448	9.03

Real estate — consumer	2,123	174,171	8.20

Consumer	2,190	204,831	9.35

Total loans and leases, net	10,114	885,620	8.76

Money-market assets

Interest-bearing deposits at banks	38	2,413	6.30

Federal funds sold and agreements to resell securities	55	2,985	5.45

Trading account	17	1,100	6.53

Total money-market assets	110	6,498	5.91

Investment securities**

U.S. Treasury and federal agencies	1,200	74,023	6.17

Obligations of states and political subdivisions	41	2,678	6.57

Other	565	35,598	6.30

Total investment securities	1,806	112,299	6.22

Total earning assets	12,030	1,004,417	8.35

Allowance for credit losses	(269)

Cash and due from banks	334

Other assets	384

Total assets	12,479

Liabilities and stockholders’ equity Interest-bearing liabilities Interest-bearing deposits NOW accounts	659	9,430	1.43

Savings deposits	2,956	84,822	2.87

Time deposits	5,137	286,088	5.57

Deposits at foreign office	239	12,399	5.19

Total interest-bearing deposits	8,991	392,739	4.37

Short-term borrowings	1,121	59,442	5.30

Long-term borrowings	189	14,227	7.51

Total interest-bearing liabilities	10,301	466,408	4.53

Noninterest-bearing deposits	1,169

Other liabilities	146

Total liabilities	11,616

Stockholders’ equity	863

Total liabilities and stockholders’ equity	12,479

Net interest spread			3.82

Contribution of interest-free funds			.65

Net interest income/margin on earning assets		538,009	4.47%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 6

COMMERCIAL REAL ESTATE LOANS
(net of unearned discount)
December 31, 2000

		Percent of dollars outstanding by loan size
	Out-
Dollars in millions	standings	$0-1	$1-5	$5-10	$10+

Metropolitan New York City

Apartments/Multifamily	$1,648.9	7%	20%	7%	13%

Office	489.7	1	3	3	7

Retail	727.5	3	10	3	5

Construction	127.3	—	2	2	—

Industrial	50.0	1	—	—	—

Other	474.1	1	4	3	5

Total Metropolitan New York City	$3,517.5	13%	39%	18%	30%

Other New York State

Apartments/Multifamily	$298.7	4%	6%	1%	—%

Office	859.2	9	14	5	3

Retail	320.6	4	5	1	2

Construction	234.4	1	4	2	2

Industrial	235.3	5	4	—	—

Other	776.6	10	10	5	3

Total other New York State	$2,724.8	33%	43%	14%	10%

Pennsylvania

Apartments/Multifamily	$347.6	15%	5%	1%	1%

Office	137.4	4	4	1	—

Retail	114.6	3	3	—	1

Construction	99.9	3	2	—	1

Industrial	64.6	2	2	—	—

Other	830.5	27	16	5	4

Total Pennsylvania	$1,594.6	54%	32%	7%	7%

Other

Apartments/Multifamily	$245.7	6%	13%	6%	3%

Office	56.6	1	1	2	2

Retail	172.4	1	6	5	8

Construction	72.0	—	4	3	1

Industrial	49.6	1	1	1	3

Other	282.9	8	13	7	4

Total other	$879.2	17%	38%	24%	21%

Total commercial real estate loans	$8,716.1	27%	39%	15%	19%

M&T BANK CORPORATION AND SUBSIDIARIES

Table 7

AVERAGE CORE DEPOSITS

		Percentage increase from

Dollars in millions	2000	1999 to 2000	1998 to 1999

NOW accounts	$486	25%	19%

Savings deposits	5,507	7	17

Time deposits under $100,000	5,137	18	1

Noninterest-bearing deposits	2,425	23	18

Total	$13,555	14%	11%

M&T BANK CORPORATION AND SUBSIDIARIES

Table 8

INTEREST RATE SWAPS

	Year ended December 31

	2000

Dollars in thousands	Amount	Rate*

Increase (decrease) in:

Interest income	$793	—%

Interest expense	780	—

Net interest income/margin	$13	—%

Average notional amount**	$875,933

Rate received***		6.43%

Rate paid***		6.43%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year ended December 31

	1999

Dollars in thousands	Amount	Rate*

Increase (decrease) in:

Interest income	$12,750	.07%

Interest expense	(13,350)	(.08)

Net interest income/margin	$26,100	.14%

Average notional amount**	$1,944,813

Rate received***		6.69%

Rate paid***		5.35%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year ended December 31

	1998

Dollars in thousands	Amount	Rate*

Increase (decrease) in:

Interest income	$3,378	.02%

Interest expense	(12,778)	(.09)

Net interest income/margin	$16,156	.10%

Average notional amount**	$2,521,426

Rate received***		6.70%

Rate paid***		6.06%

*	Computed as a percentage of average earning assets or interest-bearing liabilities.

**	Excludes forward-starting interest rate swaps.

***	Weighted-average rate paid or received on interest rate swaps in effect during year.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 9

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

Dollars in thousands	2000	1999	1998	1997	1996

Allowance for credit losses beginning balance	$316,165	306,347	274,656	270,466	262,344

Charge-offs during year

Commercial, financial, agricultural, etc.	6,943	19,246	5,457	4,539	6,120

Real estate —construction	—	—	950	—	—

Real estate —mortgage	7,917	5,241	7,210	9,910	7,389

Consumer	28,071	35,168	42,684	44,880	36,037

Total charge-offs	42,931	59,655	56,301	59,329	49,546

Recoveries during year

Commercial, financial, agricultural, etc.	1,199	2,244	2,783	2,609	3,671

Real estate —construction	—	406	—	—	50

Real estate —mortgage	3,573	3,201	2,894	5,869	3,049

Consumer	9,179	13,486	11,210	9,041	7,573

Total recoveries	13,951	19,337	16,887	17,519	14,343

Net charge-offs	28,980	40,318	39,414	41,810	35,203

Provision for credit losses	38,000	44,500	43,200	46,000	43,325

Allowance for credit losses acquired during the year	49,518	5,636	27,905	—	—

Allowance for credit losses ending balance	$374,703	316,165	306,347	274,656	270,466

Net charge-offs as a percent of:

Provision for credit losses	76.26%	90.60%	91.24%	90.89%	81.25%

Average loans and leases, net of unearned discount	.16%	.25%	.28%	.38%	.35%

Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.65%	1.82%	1.94%	2.39%	2.52%

M&T BANK CORPORATION AND SUBSIDIARIES

Table 10

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

	December 31

Dollars in thousands	2000	1999	1998	1997	1996

Commercial, financial, agricultural, etc.	$125,568	78,019	57,744	42,816	39,556

Real estate —mortgage	124,453	92,982	91,692	70,354	73,879

Consumer	74,604	46,235	45,356	57,757	34,224

Unallocated	50,078	98,929	111,555	103,729	122,807

Total	$374,703	316,165	306,347	274,656	270,466

As a percentage of gross loans and leases outstanding

Commercial, financial, agricultural, etc.	2.43%	2.11%	1.76%	1.78%	1.79%

Real estate —mortgage	.98	.92	.99	1.04	1.19

Consumer	1.76	1.45	1.53	2.47	1.30

M&T BANK CORPORATION AND SUBSIDIARIES

Table 11

NONPERFORMING ASSETS AND PAST DUE LOAN DATA
Dollars in thousands

	December 31

	2000	1999	1998	1997	1996

Nonaccrual loans	$100,951	61,816	70,999	38,588	58,232

Renegotiated loans	9,688	10,353	8,262	11,660	—

Total nonperforming loans	110,639	72,169	79,261	50,248	58,232

Real estate and other assets owned	13,619	10,000	11,129	8,413	8,523

Total nonperforming assets	$124,258	82,169	90,390	58,661	66,755

Accruing loans past due 90 days or more *	$141,843	31,017	37,784	30,402	39,652

Government guaranteed loans included in totals above:

Nonperforming loans	$8,625	5,239	4,033	3,024	4,163

Accruing loans past due 90 days or more	102,505	11,290	10,283	14,688	21,684

Nonperforming loans to total loans and leases, net of unearned discount	.49%	.41%	.50%	.44%	.54%

Nonperforming assets to total net loans and leases and real estate and other assets owned	.55%	.47%	.57%	.51%	.62%

Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.62%	.18%	.24%	.26%	.37%

*	Predominately residential mortgage loans and consumer loans.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 12

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE

In thousands	December 31, 2000

Under 3 months	$1,392,159

3 to 6 months	445,738

6 to 12 months	530,528

Over 12 months	606,018

Total	$2,974,443

M&T BANK CORPORATION AND SUBSIDIARIES

Table 13

MATURITY DISTRIBUTION OF LOANS*
In thousands

			2002 -	After

December 31, 2000	Demand	2001	2005	2005

Commercial, financial, agricultural, etc.	$3,219,074	578,481	827,867	356,051

Real estate —construction	213,841	523,763	142,006	18,724

Total	$3,432,915	1,102,244	969,873	374,775

Floating or adjustable interest rates			$698,083	269,051

Fixed or predetermined interest rates			271,790	105,724

Total			$969,873	374,775

*	The data do not include nonaccrual loans.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 14

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

In thousands

	Calculated increase (decrease)
	in projected net interest income
	December 31

Changes in interest rates	2000	1999

+200 basis points	$6,040	7,996

+100 basis points	(5,471)	4,476

-100 basis points	(12,494)	4,198

-200 basis points	(14,878)	2,462

M&T BANK CORPORATION AND SUBSIDIARIES

Table 15

CONTRACTUAL REPRICING DATA

Dollars in thousands by repricing date

	Three	Four to	One to
	months	twelve	five	After five
December 31, 2000	or less	months	years	years	Total

Loans and leases, net	$9,175,819	2,171,772	6,055,310	5,339,913	22,742,814

Money-market assets	36,249	400	100	50	36,799

Investment securities	332,897	384,108	625,427	1,967,421	3,309,853

Total earning assets	9,544,965	2,556,280	6,680,837	7,307,384	26,089,466

NOW accounts	873,472	—	—	—	873,472

Savings deposits	6,105,689	—	—	—	6,105,689

Time deposits	2,859,697	4,238,326	2,511,007	55,058	9,664,088

Deposits at foreign office	244,511	—	—	—	244,511

Total interest-bearing deposits	10,083,369	4,238,326	2,511,007	55,058	16,887,760

Short-term borrowings	2,072,824	—	—	—	2,072,824

Long-term borrowings	60,156	369,612	1,418,106	1,566,642	3,414,516

Total interest-bearing liabilities	12,216,349	4,607,938	3,929,113	1,621,700	22,375,100

Interest rate swaps	(510,500)	190,000	310,500	10,000

Periodic gap	$(3,181,884)	(1,861,658)	3,062,224	5,695,684

Cumulative gap	(3,181,884)	(5,043,542)	(1,981,318)	3,714,366

Cumulative gap as a % of total earning assets	(12.2)%	(19.3)%	(7.6)%	14.2%

M&T BANK CORPORATION AND SUBSIDIARIES

Table 16

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

Dollars in thousands

	One year	One to	Five to	Over
December 31, 2000	or less	five years	ten years	ten years	Total

Investment securities available for sale*

U.S. Treasury and federal agencies

Carrying value	$159,161	175,444	25,960	3,912	364,477

Yield	7.04%	5.49%	6.92%	7.19%	6.31%

Obligations of states and political subdivisions

Carrying value	52,053	78,929	52,449	1,703	185,134

Yield	8.33%	8.51%	8.51%	8.15%	8.45%

Mortgage-backed securities**

Government issued or guaranteed

Carrying value	62,891	250,846	339,312	966,821	1,619,870

Yield	6.66%	6.89%	6.94%	6.96%	6.93%

Privately issued

Carrying value	34,084	181,300	132,579	84,738	432,701

Yield	5.98%	6.06%	6.33%	7.78%	6.47%

Other debt securities

Carrying value	5,623	34,482	182,536	4,503	227,144

Yield	6.78%	7.58%	7.84%	8.88%	7.80%

Equity securities

Carrying value	—	—	—	—	204,978

Yield	—	—	—	—	8.28%

Total investment securities available for sale

Carrying value	$313,812	721,001	732,836	1,061,677	3,034,304

Yield	7.11%	6.54%	7.18%	7.04%	7.04%

Investment securities held to maturity

Obligations of states and political subdivisions

Carrying value	$51,824	7,671	4,488	308	64,291

Yield	6.95%	6.82%	7.52%	8.80%	6.98%

Other debt securities

Carrying value	13,356	—	—	3,378	16,734

Yield	9.64%	—	—	7.32%	9.17%

Total investment securities held to maturity

Carrying value	$65,180	7,671	4,488	3,686	81,025

Yield	7.50%	6.82%	7.52%	7.44%	7.43%

Other investment securities	—	—	—	—	194,524

Total investment securities

Carrying value	$378,992	728,672	737,324	1,065,363	3,309,853

Yield	7.17%	6.54%	7.18%	7.04%	6.64%

*	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

**	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. Incorporated by reference to the discussion contained under the captions “Liquidity, Market Risk, and Interest Rate Sensitivity” and “Capital,” and Table 14.

Item 8.	Financial Statements and Supplementary Data. Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and table 2 “Quarterly Trends” presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Index to Financial Statements and Financial Statement Schedules

Report of Independent Accountants

Consolidated Balance Sheet - December 31, 2000 and 1999

Consolidated Statement of Income - Years ended December 31, 2000, 1999 and 1998

Consolidated Statement of Cash Flows - Years ended December 31, 2000, 1999 and 1998

Consolidated Statement of Changes in Stockholders’ Equity —Years ended December 31, 2000, 1999 and 1998

Notes to Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
M&T Bank Corporation:

We have audited the accompanying consolidated balance sheet of M&T Bank Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M&T Bank Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers, LLP
Buffalo, New York
January 10, 2001, except as to Note 22 which is as of February 9, 2001

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31

Dollars in thousands, except per share	2000	1999

Assets

Cash and due from banks	$750,259	592,755

Money-market assets

Interest-bearing deposits at banks	3,102	1,092

Federal funds sold and agreements to resell securities	17,261	643,555

Trading account	37,431	641,114

Total money-market assets	57,794	1,285,761

Investment securities

Available for sale (cost: $3,035,031 in 2000; $1,724,713 in 1999)	3,034,304	1,680,760

Held to maturity (market value: $77,959 in 2000; $92,909 in 1999)	81,025	94,571

Other (market value: $194,524 in 2000; $125,191 in 1999)	194,524	125,191

Total investment securities	3,309,853	1,900,522

Loans and leases	22,970,314	17,572,861

Unearned discount	(227,500)	(166,090)

Allowance for credit losses	(374,703)	(316,165)

Loans and leases, net	22,368,111	17,090,606

Premises and equipment	257,975	173,815

Goodwill and core deposit intangible	1,199,407	648,040

Accrued interest and other assets	1,006,057	717,616

Total assets	$28,949,456	22,409,115

Liabilities

Noninterest-bearing deposits	$3,344,913	2,260,432

NOW accounts	873,472	583,471

Savings deposits	6,105,689	5,198,681

Time deposits	9,664,088	7,088,345

Deposits at foreign office	244,511	242,691

Total deposits	20,232,673	15,373,620

Federal funds purchased and agreements to repurchase securities	1,440,887	1,788,858

Other short-term borrowings	631,937	765,301

Accrued interest and other liabilities	528,958	909,157

Long-term borrowings	3,414,516	1,775,133

Total liabilities	26,248,971	20,612,069

Stockholders’ equity

Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—

Common stock, $.50 par, 150,000,000 shares authorized,

93,244,101 shares issued in 2000;

81,015,390 shares issued in 1999	46,622	40,508

Common stock issuable, 88,543 shares in 2000; 83,970 shares in 1999	4,077	3,937

Additional paid-in capital	914,575	458,729

Retained earnings	1,735,643	1,501,530

Accumulated other comprehensive income, net	(432)	(26,047)

Treasury stock —common, at cost — none in 2000; 3,777,380 shares in 1999	—	(181,611)

Total stockholders’ equity	2,700,485	1,797,046

Total liabilities and stockholders’ equity	$28,949,456	22,409,115

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year ended December 31

In thousands, except per share	2000	1999	1998

Interest income

Loans and leases, including fees	$1,579,701	1,323,262	1,198,639

Money-market assets

Deposits at banks	308	87	400

Federal funds sold and agreements to resell securities	12,891	24,491	8,293

Trading account	1,009	3,153	4,403

Investment securities

Fully taxable	165,811	118,741	139,731

Exempt from federal taxes	13,064	8,897	7,984

Total interest income	1,772,784	1,478,631	1,359,450

Interest expense

NOW accounts	7,487	4,683	4,851

Savings deposits	132,225	121,888	115,345

Time deposits	445,666	367,889	388,185

Deposits at foreign office	14,915	12,016	14,973

Short-term borrowings	172,466	104,911	105,582

Long-term borrowings	145,838	107,847	58,567

Total interest expense	918,597	719,234	687,503

Net interest income	854,187	759,397	671,947

Provision for credit losses	38,000	44,500	43,200

Net interest income after provision for credit losses	816,187	714,897	628,747

Other income

Mortgage banking revenues	63,168	71,819	65,646

Service charges on deposit accounts	92,544	73,612	57,357

Trust income	45,165	40,751	38,211

Brokerage services income	32,795	27,140	19,587

Trading account and foreign exchange gains	2,351	315	3,963

Gain (loss) on sales of bank investment securities	(3,078)	1,575	1,761

Other revenues from operations	91,727	67,163	76,414

Total other income	324,672	282,375	262,939

Other expense

Salaries and employee benefits	329,209	284,822	259,487

Equipment and net occupancy	80,960	73,131	66,553

Printing, postage and supplies	20,138	17,510	17,603

Amortization of goodwill and core deposit intangible	69,576	49,715	34,487

Other costs of operations	194,570	153,780	187,993

Total other expense	694,453	578,958	566,123

Income before income taxes	446,406	418,314	325,563

Income taxes	160,250	152,688	117,589

Net income	$286,156	265,626	207,974

Net income per common share

Basic	$3.55	3.41	2.73

Diluted	3.44	3.28	2.62

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31

In thousands	2000	1999	1998

Cash flows from operating activities

Net income	$286,156	265,626	207,974

Adjustments to reconcile net income to net cash provided by operating activities

Provision for credit losses	38,000	44,500	43,200

Depreciation and amortization of premises and equipment	30,164	27,488	25,432

Amortization of capitalized servicing rights	24,392	19,773	19,650

Amortization of goodwill and core deposit intangible	69,576	49,715	34,487

Provision for deferred income taxes	(5,911)	1,816	(2,965)

Asset write-downs	1,674	1,771	3,905

Net gain on sales of assets	(6,631)	(279)	(4,607)

Net change in accrued interest receivable, payable	25,540	473	13,991

Net change in other accrued income and expense	(27,901)	(124,772)	71,914

Net change in loans held for sale	(81,549)	206,448	(255,791)

Net change in trading account assets and liabilities	(6,868)	114,062	(120,542)

Net cash provided by operating activities	346,642	606,621	36,648

Cash flows from investing activities

Proceeds from sales of investment securities

Available for sale	706,262	89,509	223,929

Other	65,553	7,224	11,906

Proceeds from maturities of investment securities

Available for sale	429,304	1,061,118	1,071,889

Held to maturity	68,821	55,096	91,060

Purchases of investment securities

Available for sale	(313,760)	(165,852)	(846,020)

Held to maturity	(55,507)	(52,793)	(42,930)

Other	(89,154)	(15,204)	(21,872)

Additions to capitalized servicing rights	(33,694)	(17,257)	(16,741)

Net increase in loans and leases	(1,467,187)	(1,429,849)	(1,299,195)

Proceeds from sale of retail credit card business	—	—	189,818

Capital expenditures, net	(18,784)	(22,933)	(16,785)

Acquisitions, net of cash acquired:

Banks and bank holding companies	174,215	(51,423)	20,790

Deposits and banking offices	—	529,754	—

Other companies	(4,303)	—	—

Purchases of bank owned life insurance	(35,000)	—	(150,000)

Other, net	13,183	19,390	(2,143)

Net cash provided (used) by investing activities	(560,051)	6,780	(786,294)

Cash flows from financing activities

Net decrease in deposits	(321,735)	(508,240)	(190,445)

Net increase (decrease) in short-term borrowings	(830,214)	324,370	648,784

Proceeds from long-term borrowings	1,000,896	353,991	875,000

Payments on long-term borrowings	(32,224)	(165,593)	(3,136)

Purchases of treasury stock	(54,947)	(79,784)	(231,779)

Dividends paid —common	(51,987)	(35,128)	(28,977)

Other, net	34,830	10,435	16,165

Net cash provided (used) by financing activities	(255,381)	(99,949)	1,085,612

Net increase (decrease) in cash and cash equivalents	$(468,790)	513,452	335,966

Cash and cash equivalents at beginning of year	1,236,310	722,858	386,892

Cash and cash equivalents at end of year	$767,520	1,236,310	722,858

Supplemental disclosure of cash flow information

Interest received during the year	$1,751,074	1,484,098	1,365,239

Interest paid during the year	870,482	723,106	683,467

Income taxes paid during the year	147,009	252,484	47,188

Supplemental schedule of noncash investing and financing activities

Real estate acquired in settlement of loans	$11,880	11,631	8,503

Acquisition of banks and bank holding companies

Common stock issued	659,862	58,746	587,819

Fair value of

Assets acquired (noncash)	6,904,954	650,841	5,206,168

Liabilities assumed	6,376,489	540,672	4,619,715

Stock options	8,586	—	19,424

Securitization of residential mortgage loans allocated to:

Available for sale investment securities	1,018,216	—	—

Capitalized servicing rights	14,282	—	—

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Common	Additional
	Preferred	Common	stock	paid-in
In thousands, except per share	stock	stock	issuable	capital

1998

Balance —January 1, 1998	$—	40,487	—	103,233

Comprehensive income:

Net income	—	—	—	—

Other comprehensive income, net of tax:

Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—

Purchases of treasury stock	—	—	—	—

Acquisition of ONBANCorp, Inc.:

Common stock issued	—	10	—	364,427

Fair value of stock options	—	—	—	19,424

Stock-based compensation plans:

Exercise of stock options	—	11	—	(7,114)

Directors’ stock plan	—	—	—	49

Deferred bonus plan, net, including dividend equivalents	—	—	3,752	(5)

Common stock cash dividends -

$.38 per share	—	—	—	—

Balance —December 31, 1998	$—	40,508	3,752	480,014

1999

Comprehensive income:

Net income	—	—	—	—

Other comprehensive income, net of tax:

Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—

Purchases of treasury stock	—	—	—	—

Acquisition of FNB Rochester Corp:	—	—	—	(718)

Common stock issued

Stock-based compensation plans:

Exercise of stock options	—	—	—	(20,558)

Directors’ stock plan	—	—	—	8

Deferred bonus plan, net, including dividend equivalents	—	—	185	(17)

Common stock cash dividends -

$.45 per share	—	—	—	—

Balance —December 31, 1999	$—	40,508	3,937	458,729

2000

Comprehensive income:

Net income	—	—	—	—

Other comprehensive income, net of tax:

Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—

Purchases of treasury stock	—	—	—	—

Acquisition of Keystone Financial, Inc.:

Common stock issued	—	5,875	—	461,579

Fair value of stock options	—	—	—	8,586

Management stock ownership program receivable	—	—	—	(4,713)

Stock-based compensation plans:

Exercise of stock options	—	238	—	(9,679)

Directors’ stock plan	—	—	—	(9)

Deferred bonus plan, net, including dividend equivalents	—	1	140	82

Common stock cash dividends -

$.625 per share	—	—	—	—

Balance —December 31, 2000	$—	46,622	4,077	914,575

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		other
	Retained	comprehensive	Treasury
In thousands, except per share	earnings	income, net	stock	Total

1998

Balance —January 1, 1998	1,092,106	12,016	(217,576)	1,030,266

Comprehensive income:

Net income	207,974	—	—	207,974

Other comprehensive income, net of tax:

Unrealized losses on investment securities, net of reclassification adjustment	—	(9,147)	—	(9,147)

				198,827

Purchases of treasury stock	—	—	(231,779)	(231,779)

Acquisition of ONBANCorp, Inc.:

Common stock issued	—	—	223,382	587,819

Fair value of stock options	—	—	—	19,424

Stock-based compensation plans:

Exercise of stock options	—	—	29,788	22,685

Directors’ stock plan	—	—	177	226

Deferred bonus plan, net, including dividend equivalents	(32)	—	160	3,875

Common stock cash dividends -

$.38 per share	(28,977)	—	—	(28,977)

Balance —December 31, 1998	1,271,071	2,869	(195,848)	1,602,366

1999

Comprehensive income:

Net income	265,626	—	—	265,626

Other comprehensive income, net of tax:

Unrealized losses on investment securities, net of reclassification adjustment	—	(28,916)	—	(28,916)

				236,710

Purchases of treasury stock	—	—	(79,784)	(79,784)

Acquisition of FNB Rochester Corp:	—	—	59,464	58,746

Common stock issued

Stock-based compensation plans:

Exercise of stock options	—	—	33,791	13,233

Directors’ stock plan	—	—	300	308

Deferred bonus plan, net, including dividend equivalents	(39)	—	466	595

Common stock cash dividends -

$.45 per share	(35,128)	—	—	(35,128)

Balance —December 31, 1999	1,501,530	(26,047)	(181,611)	1,797,046

2000

Comprehensive income:

Net income	286,156	—	—	286,156

Other comprehensive income, net of tax:

Unrealized gains on investment securities, net of reclassification adjustment	—	25,615	—	25,615

				311,771

Purchases of treasury stock	—	—	(54,947)	(54,947)

Acquisition of Keystone Financial, Inc.:

Common stock issued	—	—	192,408	659,862

Fair value of stock options	—	—	—	8,586

Management stock ownership program receivable	—	—	—	(4,713)

Stock-based compensation plans:

Exercise of stock options	—	—	43,431	33,990

Directors’ stock plan	—	—	342	333

Deferred bonus plan, net, including dividend equivalents	(56)	—	377	544

Common stock cash dividends -

$.625 per share	(51,987)	—	—	(51,987)

Balance —December 31, 2000	1,735,643	(432)	—	2,700,485

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements

1. Significant accounting policies

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York. Through subsidiaries, M&T provides individuals, corporations and other businesses, and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking, asset management and other financial services. Banking activities are largely focused on consumers residing in New York State and Pennsylvania, and on small and medium-size businesses based in those areas. Banking services are also provided in Maryland and West Virginia, while certain subsidiaries also conduct activities in other states.

      On September 19, 2000, M&T’s Board of Directors authorized a ten-for-one split of M&T’s common stock. The additional shares were payable to stockholders of record on September 29 and were distributed on October 5, 2000. In connection with the stock split, the par value of each share of M&T’s common stock was reduced from $5.00 to $.50. All per share data presented in the consolidated financial statements, including the number of common shares authorized, issued, issuable or held in treasury, have been stated to give effect to the ten-for-one stock split.

      The accounting and reporting policies of M&T and subsidiaries (“the Company”) conform to generally accepted accounting principles and to general practices within the banking industry. Certain reclassifications have been made to prior period financial statements to conform with 2000 financial statement presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting policies are as follows:

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

Securities purchased under agreements to resell and securities sold under agreements to repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at amounts equal to the cash or other consideration exchanged. It is generally the Company’s policy to take possession of collateral pledged to secure agreements to resell.

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

      Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and are evaluated collectively, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Impaired loans are classified as either nonaccrual or as loans renegotiated at below market rates. Loans less than 90 days delinquent are deemed to have a minimum delay in payment and are generally not considered impaired. Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest received on impaired loans placed on nonaccrual status is applied to reduce the carrying value of the loan or, if principal is considered fully collectible, recognized as interest income.

Allowance for credit losses

The allowance for credit losses represents the amount which, in management’s judgment, will be adequate to absorb credit losses inherent in the loan and lease portfolio as of the balance sheet date. The adequacy of the allowance is determined by management’s evaluation of the loan and lease portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

1. Significant accounting policies, continued

Allowance for credit losses, continued

economic environment in which borrowers operate, any delinquency in payments, and the value of any collateral.

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

Goodwill and core deposit intangible

The excess of the cost of acquired entities or operations over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. Substantially all of the Company’s goodwill is being amortized using the straight-line method over twenty years. Core deposit intangibles are amortized using an accelerated method over estimated useful lives of seven to ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and core deposit intangible may be impaired. Impairment is measured using estimates of future cash flows or earnings potential of the operations acquired.

Stock-based compensation

Compensation expense is not recognized for stock option awards to employees under the Company’s stock option plan since the exercise price of options is equal to the market price of the underlying stock at the date of grant. Compensation expense for stock appreciation rights issued separately from stock options is recognized based upon changes in the quoted market value of M&T’s common stock. The pro forma effects of stock-based compensation arrangements are based on the estimated grant date fair value of

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

1. Significant accounting policies, continued

Stock-based compensation, continued

stock options that are expected to vest calculated pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Pro forma compensation expense, net of applicable income tax effect, is recognized over the vesting period.

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

Interest rate swap agreements

For interest rate swap agreements used to manage interest rate risk arising from financial assets and liabilities, amounts receivable or payable are recognized as accrued under the terms of the agreement and the net differential, including any amortization of premiums paid or accretion of discounts received, is recorded as an adjustment to interest income or expense of the related asset or liability. To qualify for such accounting treatment, an interest rate swap must (i) be designated as having been entered into for interest rate risk management purposes and linked to a specific financial instrument or pool of similar financial instruments in the Company’s consolidated balance sheet and (ii) have interest rate and repricing characteristics that have a sufficient degree of correlation with the corresponding characteristics of the designated on-balance sheet financial instrument. Gains or losses resulting from early termination of interest rate swap agreements used to manage interest rate risk are amortized over the shorter of the remaining term or estimated life of the agreement or the on-balance sheet financial instrument to which the swap had been linked. Agreements that do not satisfy the requirements noted above, including those entered into for trading purposes, are marked to market with resulting gains or losses recorded in trading account and foreign exchange gains.

Earnings per common share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding and common shares issuable under deferred compensation arrangements during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Proceeds assumed to have been received on such exercise or conversion are assumed to be used to purchase shares of M&T common stock at the average

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

1. Significant accounting policies, continued

Earnings per common share, continued

market price during the period, as required by the “treasury stock method” of accounting.

Treasury stock

Repurchases of shares of M&T common stock are recorded at cost as a reduction of stockholders’ equity. Reissuances of shares of treasury stock are recorded at average cost.

2. Acquisitions

On October 6, 2000, M&T completed the merger of Keystone Financial, Inc. (“Keystone”), a bank holding company headquartered in Harrisburg, Pennsylvania, with and into Olympia Financial Corp. (“Olympia”), a wholly owned subsidiary of M&T. Following the merger, Keystone Financial Bank, N.A., Keystone’s bank subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal banking subsidiary. Keystone Financial Bank, N.A. operated banking offices in Pennsylvania, Maryland and West Virginia. After application of the election, allocation and proration procedures contained in the merger agreement with Keystone, M&T paid $375 million in cash and issued 15,900,292 shares of M&T common stock in exchange for the Keystone shares outstanding at the time of acquisition. In addition, based on the merger agreement and the exchange ratio provided therein, M&T converted outstanding and unexercised stock options granted by Keystone into options to purchase 1,259,493 shares of M&T common stock. The purchase price of the transaction was approximately $1.0 billion based on the cash paid to Keystone shareholders, the market price of M&T common shares on May 16, 2000 before the terms of the merger were agreed to and announced by M&T and Keystone, and the estimated fair value of Keystone stock options converted into M&T stock options.

      Acquired assets, loans and deposits of Keystone on October 6, 2000 totaled approximately $7.4 billion, $4.8 billion and $5.2 billion, respectively. The transaction was accounted for using the purchase method of accounting and, accordingly, operations acquired from Keystone have been included in the Company’s financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $494 million of goodwill and $121 million of core deposit intangible. The goodwill is being amortized over twenty years using the straight-line method and the core deposit intangible is being amortized over seven years using an accelerated method.

      On March 1, 2000, M&T Bank completed the acquisition of Matthews, Bartlett & Dedecker, Inc. (“MBD”), an insurance agency located in Buffalo, New York for $4.5 million in cash. MBD provides insurance services principally to the commercial market and operates as a subsidiary of M&T Bank. The acquisition has not had a material impact on the Company’s financial position or its results of operations.

      On March 31, 2000, The Chase Manhattan Bank (“Chase”) transferred trust and fiduciary accounts with assets of approximately $147 million to M&T Bank, completing a transaction that began in September 1999 with M&T Bank’s acquisition from Chase of 29 branch offices in upstate New York and the investment management and custody accounts associated with those offices. At the time of closing in September 1999, the branches had approximately $634 million of deposits and approximately $44 million of retail installment and commercial loans, and the investment management and custody accounts had assets of approximately $286 million. In connection with the transaction,

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

2. Acquisitions, continued

the Company recorded approximately $55 million of intangible assets that are being amortized over periods ranging from five to seven years.

      On June 1, 1999, M&T completed the merger of FNB Rochester Corp. (“FNB”), a bank holding company headquartered in Rochester, New York, with and into Olympia. Following the merger with FNB, First National Bank of Rochester, a wholly owned subsidiary of FNB, was merged into M&T Bank. In accordance with the terms of the merger agreements with FNB, M&T paid $76 million in cash and issued 1,225,160 shares of M&T common stock in exchange for FNB shares outstanding at the time of the acquisition. The purchase price of the transaction was approximately $135 million based on the cash paid to FNB stockholders and the market price of M&T common shares on December 8, 1998 before the terms of the merger were agreed to and announced by M&T and FNB. Acquired assets, loans and deposits of FNB on June 1, 1999 totaled approximately $676 million, $393 million and $511 million, respectively. The transaction was accounted for using the purchase method of accounting and, accordingly, operations acquired from FNB have been included in the Company’s financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $86 million of goodwill and $12 million of core deposit intangible. The goodwill is being amortized over twenty years using the straight-line method and the core deposit intangible is being amortized over eight years using an accelerated method.

      On April 1, 1998, M&T completed the merger of ONBANCorp, Inc. (“ONBANCorp”) with and into Olympia. Following the merger, OnBank & Trust Co., Syracuse, New York, and Franklin First Savings Bank, Wilkes-Barre, Pennsylvania, both wholly owned subsidiaries of ONBANCorp, were merged into M&T Bank. After application of the election, allocation and proration procedures contained in the merger agreement with ONBANCorp, M&T paid $266 million in cash and issued 14,299,980 shares of common stock in exchange for the ONBANCorp common shares outstanding at the time of acquisition. In addition, based on the merger agreement and the exchange ratio provided for therein, M&T converted outstanding and unexercised stock options granted by ONBANCorp into options to purchase 617,720 shares of M&T common stock. The purchase price of the transaction was approximately $873 million based on the cash paid to ONBANCorp stockholders, the market price of M&T common shares on October 28, 1997 before the terms of the merger were agreed to and announced by M&T and ONBANCorp, and the estimated fair value of ONBANCorp stock options converted into M&T stock options.

      Acquired assets, loans and deposits of ONBANCorp on April 1, 1998 totaled approximately $5.5 billion, $3.0 billion and $3.8 billion, respectively. The transaction was accounted for using the purchase method of accounting and, accordingly, operations acquired from ONBANCorp have been included in the Company’s financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $501 million of goodwill and $61 million of core deposit intangible. The goodwill is being amortized over twenty years using the straight-line method and the core deposit intangible is being amortized over ten years using an accelerated method.

      In connection with the transactions described herein and in note 22, the Company incurred expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the Company of approximately $26.0 million ($16.4 million net of applicable income taxes) during 2000, approximately $4.7 million ($3.0 million net of applicable income taxes) during 1999, and approximately $21.3 million ($14.0 million net of applicable income taxes) during 1998. Expenses related to

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

2. Acquisitions, continued

systems conversions and other costs of integration are included in the consolidated statement of income for the years ended December 31, 2000, 1999 and 1998 as follows:

	2000	1999	1998

	(in thousands)
Salaries and employee benefits	$2,117	188	2,141

Equipment and net occupancy	820	149	875

Printing, postage and supplies	2,062	685	1,079

Other costs of operations	20,953	3,654	17,250

	$25,952	4,676	21,345

      The expenses noted above consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; recruiting and other incentive compensation; initial marketing and promotion expenses to introduce the Company to customers of the acquired operations; travel; and printing, supplies and other costs. Although the systems conversions and integration of operations of Keystone are largely complete, the Company expects that it will incur some additional Keystone integration costs. However, the amount of additional costs is not expected to be significant. Furthermore, the Company also expects to incur costs of a nature similar to those described above in connection with the February 2001 merger with Premier National Bancorp, Inc. described in note 22.

      Presented herein is certain unaudited pro forma information for 2000 as if Keystone had been acquired on January 1, 2000 and for 1999 as if Keystone and FNB had been acquired on January 1, 1999. These results combine the historical results of Keystone and FNB into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place at that time. In particular, expenses related to systems conversions and other costs of integration associated with the acquisition of Keystone are included in the 2000 periods in which such costs were incurred and, additionally, the Company expects to achieve further operating cost savings as a result of the mergers which are not reflected in the pro forma amounts presented. Proforma information related to the acquisition of MBD is not presented since MBD’s financial position and results of operations were not material to the Company’s consolidated financial statements.

	Pro forma
	Year ended December 31

	2000	1999

	(in thousands, except per share)
Interest income	$2,177,380	1,993,802

Other income	396,920	390,701

Net income	296,753	255,647

Diluted earnings per common share	3.11	2.62

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

	(in thousands)
December 31, 2000

Investment securities available for sale:

U.S. Treasury and federal agencies	$363,099	3,545	2,167	364,477

Obligations of states and political subdivisions	181,990	3,149	5	185,134

Mortgage-backed securities

Government issued or guaranteed	1,614,222	10,088	4,440	1,619,870

Privately issued	435,623	1,037	3,959	432,701

Other debt securities	237,234	863	10,953	227,144

Equity securities	202,863	4,577	2,462	204,978

	3,035,031	23,259	23,986	3,034,304

Investment securities held to maturity:

Obligations of states and political subdivisions	64,291	282	—	64,573

Other debt securities	16,734	—	3,348	13,386

	81,025	282	3,348	77,959

Other securities	194,524	—	—	194,524

Total	$3,310,580	23,541	27,334	3,306,787

December 31, 1999

Investment securities available for sale:

U.S. Treasury and federal agencies	$202,283	—	9,669	192,614

Mortgage-backed securities

Government issued or guaranteed	557,058	860	12,946	544,972

Privately issued	640,368	6,123	18,475	628,016

Other debt securities	155,805	606	3,446	152,965

Equity securities	169,199	464	7,470	162,193

	1,724,713	8,053	52,006	1,680,760

Investment securities held to maturity:

Obligations of states and political subdivisions	79,189	—	361	78,828

Other debt securities	15,382	—	1,301	14,081

	94,571	—	1,662	92,909

Other securities	125,191	—	—	125,191

Total	$1,944,475	8,053	53,668	1,898,860

      No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of stockholders’ equity at December 31, 2000.

      As of December 31, 2000, the latest available investment ratings of all privately issued mortgage-backed securities were A or better.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

3. Investment securities, continued

      The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31

	2000	1999

	(in thousands)
Amortized cost	$725,372	792,331

Estimated fair value	724,429	772,819

      Gross realized gains on the sale of investment securities were $6,281,000 in 2000, $1,626,000 in 1999 and $1,808,000 in 1998. Gross realized losses on the sale of investment securities were $9,359,000 in 2000, $51,000 in 1999 and $47,000 in 1998.

      At December 31, 2000, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

		Estimated
	Amortized	fair
	cost	value

	(in thousands)
Debt securities available for sale:

Due in one year or less	$214,172	216,837

Due after one year through five years	288,457	288,855

Due after five years through ten years	269,667	260,945

Due after ten years	10,027	10,118

	782,323	776,755

Mortgage-backed securities available for sale	2,049,845	2,052,571

	$2,832,168	2,829,326

Debt securities held to maturity:

Due in one year or less	$65,180	61,983

Due after one year through five years	7,671	7,725

Due after five years through ten years	4,488	4,546

Due after ten years	3,686	3,705

	$81,025	77,959

      At December 31, 2000, investment securities with a carrying value of $2,104,356,000, including $2,045,333,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “Federal Home Loan Banks”), repurchase agreements, governmental deposits and interest rate swap agreements. Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $188,291,000 at December 31, 2000.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

4. Loans and leases

Total gross loans and leases outstanding were comprised of the following:

	December 31

	2000	1999

	(in thousands)
Loans

Commercial, financial, agricultural, etc.	$5,007,053	3,564,470

Real estate:

Residential	4,427,285	4,011,436

Commercial	8,226,951	6,141,469

Construction	900,170	525,241

Consumer	3,579,515	2,797,537

Total loans	22,140,974	17,040,153

Leases

Commercial	164,906	132,588

Consumer	664,434	400,120

Total leases	829,340	532,708

Total loans and leases	$22,970,314	17,572,861

      One-to-four family residential mortgage loans held for sale were $525.1 million at December 31, 2000 and $238.7 million at December 31, 1999. One-to-four family residential mortgage loans serviced for others totaled approximately $9.7 billion and $7.2 billion at December 31, 2000 and 1999, respectively. As of December 31, 2000, approximately $19 million of one-to-four family residential mortgage loans serviced for others have been sold with recourse. The total credit loss exposure resulting from residential mortgage loans sold with recourse was considered negligible. Commercial mortgage loans serviced for others totaled approximately $458 million and $289 million at December 31, 2000 and 1999, respectively.

      Included in the preceding table are nonperforming loans (loans on which interest was not being accrued or had been renegotiated at below-market interest rates) of $110,639,000 at December 31, 2000 and $72,169,000 at December 31, 1999. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on these loans would have amounted to $9,289,000 in 2000 and $8,998,000 in 1999. The actual amount included in interest income during 2000 and 1999 on these loans was $2,108,000 and $1,589,000, respectively.

      The recorded investment in loans considered impaired was $80,773,000 and $45,124,000 at December 31, 2000 and 1999, respectively. The recorded investment in loans for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $36,602,000 and $11,542,000, respectively, at December 31, 2000 and $24,536,000 and $6,005,000, respectively, at December 31, 1999. The recorded investment in loans considered impaired for which there was no related valuation allowance for impairment was $44,171,000 and $20,588,000 at December 31, 2000 and 1999, respectively. The average recorded investment in impaired loans during 2000, 1999 and 1998 was $47,475,000, $43,858,000 and $42,485,000, respectively. Interest income recognized on impaired loans totaled $2,947,000, $3,324,000 and $2,351,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $132,356,000 and $124,185,000 at December 31, 2000 and 1999, respectively. During 2000, new borrowings by

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

4. Loans and leases, continued

such persons amounted to $51,718,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions were $43,547,000.

      At December 31, 2000, approximately $3.1 billion of commercial mortgage loans and one-to-four family residential mortgage loans were pledged to secure outstanding borrowings.

5. Allowance for credit losses

Changes in the allowance for credit losses were as follows:

	Year ended December 31

	2000	1999	1998

	(in thousands)
Beginning balance	$316,165	306,347	274,656

Provision for credit losses	38,000	44,500	43,200

Allowance obtained through acquisitions	49,518	5,636	27,905

Net charge-offs

Charge-offs	(42,931)	(59,655)	(56,301)

Recoveries	13,951	19,337	16,887

Net charge-offs	(28,980)	(40,318)	(39,414)

Ending balance	$374,703	316,165	306,347

6. Premises and equipment

The detail of premises and equipment was as follows:

	December 31

	2000	1999

	(in thousands)
Land	$31,586	16,649

Buildings-owned	165,638	126,670

Buildings-capital leases	2,881	1,773

Leasehold improvements	60,571	44,639

Furniture and equipment-owned	205,277	171,158

Furniture and equipment-capital leases	978	1,156

	466,931	362,045

Less: accumulated depreciation and amortization

Owned assets	206,745	186,137

Capital leases	2,211	2,093

	208,956	188,230

Premises and equipment, net	$257,975	173,815

      Net lease expense for all operating leases totaled $27,849,000 in 2000, $24,168,000 in 1999 and $20,607,000 in 1998. The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 20 years. Minimum

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

6. Premises and equipment, continued

lease payments under noncancellable operating leases are summarized as follows:

Year ending December 31:	(in thousands)
2001	$19,987

2002	18,347

2003	16,393

2004	14,628

2005	12,450

Later years	66,239

Total minimum lease payments	$148,044

      Payments required under capital leases are not material.

7. Capitalized servicing assets

Changes in capitalized servicing assets were as follows:

	Year ended December 31

	2000	1999	1998

	(in thousands)
Beginning balance	$60,902	63,995	61,877

Originations	28,244	17,240	12,276

Purchases	36,235	1,089	16,014

Amortization	(24,392)	(19,773)	(19,650)

Sales	(62)	(1,649)	(6,522)

	100,927	60,902	63,995

Valuation allowance	(50)	(50)	(1,798)

Ending balance, net	$100,877	60,852	62,197

      During 2000 the Company securitized approximately $1.0 billion of one-to-four family residential mortgage loans previously held in the Company’s loan portfolio. In connection with the securitization transaction, the Company allocated $14.3 million of the carrying value of the loans to capitalized servicing assets. Such amount is included above in capitalized servicing assets from originations.

      As a result of impairment of certain strata of capitalized servicing assets additions to the valuation allowance totaling $1,000,000 were recorded during 1998. During 1999, the valuation allowance was reduced by $1,748,000 since for most strata the estimated fair value of capitalized servicing assets exceeded carrying value. The estimated fair value of capitalized servicing assets was approximately $147 million at December 31, 2000 and $107 million at December 31, 1999. Such amounts were estimated using discounted cash flows that reflect current prepayment and discount rate assumptions as of each year-end.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

8. Borrowings

The amounts and interest rates of short-term borrowings were as follows:

	Federal funds
	purchased and	Other
	repurchase	short-term
	agreements	borrowings	Total

	(dollars in thousands)
At December 31, 2000

Amount outstanding	$1,440,887	631,937	2,072,824

Weighted-average interest rate	6.35%	6.31%	6.34%

For the year ended

December 31, 2000

Highest amount at a month-end	$2,659,812	993,764

Daily-average amount outstanding	2,047,381	667,347	2,714,728

Weighted-average interest rate	6.38%	6.28%	6.36%

At December 31, 1999

Amount outstanding	$1,788,858	765,301	2,554,159

Weighted-average interest rate	5.29%	5.36%	5.31%

For the year ended

December 31, 1999

Highest amount at a month-end	$1,809,403	765,301

Daily-average amount outstanding	1,609,964	446,623	2,056,587

Weighted-average interest rate	5.09%	5.15%	5.10%

At December 31, 1998

Amount outstanding	$1,746,078	483,898	2,229,976

Weighted-average interest rate	5.41%	5.55%	5.44%

For the year ended

December 31, 1998

Highest amount at a month-end	$2,177,388	509,457

Daily-average amount outstanding	1,616,431	307,016	1,923,447

Weighted-average interest rate	5.48%	5.56%	5.49%

      In general, Federal funds purchased and short-term repurchase agreements outstanding at December 31, 2000 mature within two days following year-end. Other short-term borrowings included borrowings from the Federal Home Loan Banks, the U.S. Treasury and others having original maturities of one year or less.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

8. Borrowings, continued

      At December 31, 2000, the Company had lines of credit under formal agreements as follows:

		M&T	M&T
	M&T	Bank	Bank, N.A.

	(in thousands)
Outstanding borrowings	$—	2,801,418	—

Unused	30,000	1,565,299	350,892

      M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $30,000,000 at its discretion through December 14, 2001. At December 31, 2000, M&T Bank had borrowing facilities available with the Federal Home Loan Banks whereby M&T Bank could borrow up to $3,327,048,000. Additionally, M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York totaling approximately $1.4 billion, under which there were no borrowings outstanding at December 31, 2000 or 1999. M&T Bank and M&T Bank, N.A. are required to pledge loans or investment securities as collateral for these borrowing facilities.

      Long-term borrowings were as follows:

	December 31

	2000	1999

	(in thousands)
Subordinated notes of M&T Bank:

8.125% due 2002	$75,000	75,000

7% due 2005	100,000	100,000

8% due 2010	499,415	—

Senior medium term notes:

7.3% due 2004	99,269	—

6.5% due 2008	26,689	—

Advances from Federal Home

Loan Banks:

Variable rates	1,270,000	1,175,000

Fixed rates	985,627	90,549

Preferred capital securities:

M&T Capital Trust I - 8.234%	150,000	150,000

M&T Capital Trust II - 8.277%	100,000	100,000

M&T Capital Trust III - 9.25%	68,478	68,803

Other	40,038	15,781

	$3,414,516	1,775,133

      The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of depositors and other creditors of M&T Bank. The senior medium term notes were issued in 1997 and 1998 by Keystone Financial Mid-Atlantic Funding Corp., previously a wholly owned subsidiary of Keystone, but now a wholly owned subsidiary of Olympia. The notes provide for semi-annual interest payments at fixed rates of interest and are guaranteed by Olympia.

      Long-term variable rate advances from the Federal Home Loan Banks had contractual interest rates that ranged from 6.56% to 6.83% at December 31, 2000 and from 6.00% to 6.25% at December 31, 1999. The weighted-average contractual interest rates were 6.74% and 6.13% at December 31, 2000 and 1999, respectively. Long-term fixed-rate advances from the Federal Home Loan Banks had contractual interest rates ranging from 4.05% to 8.29% at December 31, 2000 and from 4.05% to 8.45% at December 31,1999. The weighted-average

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

8. Borrowings, continued

contractual interest rates payable were 5.67% and 5.93% at December 31, 2000 and 1999, respectively. Advances from the Federal Home Loan Banks mature at various dates through 2029 and are secured by residential and commercial real estate loans.

      In January 1997, M&T Capital Trust I (“Trust I”) issued $150 million of 8.234% preferred capital securities. In June 1997, M&T Capital Trust II (“Trust II”) issued $100 million of 8.277% preferred capital securities. In February 1997, M&T Capital Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”), a business trust organized by ONBANCorp prior to its acquisition by M&T, issued $60 million of 9.25% preferred capital securities. The financial statement carrying value of the preferred capital securities of Trust III include the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of ONBANCorp.

      Other than the following payment terms (and the redemption terms described below), the preferred capital securities issued by the Trusts (“Capital Securities”) are identical in all material respects:

	Distribution	Distribution
Trust	Rate	Dates

Trust I	8.234%	February 1 and August 1

Trust II	8.277%	June 1 and December 1

Trust III	9.25%	February 1 and August 1

      The common securities of Trust I and II are wholly owned by M&T and the common securities of Trust III are wholly owned by Olympia. The common securities of each trust (“Common Securities”) are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust and are classified in the Company’s consolidated balance sheet as long-term borrowings with accumulated distributions on such securities included in interest expense. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital.

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

      Long-term borrowings at December 31, 2000 mature as follows:

Year ending December 31:	(in thousands)
2001	$429,768

2002	367,526

2003	623,002

2004	200,901

2005	226,669

Later years	1,566,650

$3,414,516

9. Stock-based compensation plans

Stock option plan

The stock option plan allows the grant of stock options and stock appreciation rights (either in tandem with options or independently) at prices which may not be less than the fair market value of the common stock on the date of grant. Except as described below, awards granted under the stock option plan generally vest over four years and are exercisable over terms not exceeding ten years and one day from the date of grant. When exercisable, the stock appreciation rights issued in tandem with stock options entitle grantees to receive cash, stock or a combination equal to the amount of stock appreciation between the dates of grant and exercise. Stock appreciation rights that had been issued independently of stock options contained similar terms as the stock options, although upon exercise the holder was only entitled to receive cash instead of purchasing shares of M&T’s common stock.

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
Notes to Financial Statements, continued

9. Stock-based compensation plans, continued

Stock option plan, continued

      A summary of stock option and stock appreciation rights activity follows:

			Weighted-average
			exercise price
		Cash-only
	Stock	appreciation		Cash-only
	options	rights	Stock	appreciation
	outstanding	outstanding	options	rights

1998

Beginning balance	7,771,940	464,500	$17.01	$6.10

Granted	1,444,590	—	44.53	—

Acquired (note 2)	617,720	—	18.56	—

Exercised	(1,484,670)	(110,500)	10.56	5.95

Cancelled	(250,450)	—	25.09	—

At year-end	8,099,130	354,000	22.97	6.14

1999

Granted	2,131,400	—	49.78	—

Exercised	(796,230)	(165,000)	16.30	6.40

Cancelled	(293,540)	—	37.60	—

At year-end	9,140,760	189,000	29.33	5.91

2000

Granted	2,108,840	—	42.72	—

Acquired (note 2)	1,259,493	—	53.90	—

Exercised	(1,562,135)	(189,000)	22.99	5.91

Cancelled	(337,850)	—	45.33	—

At year-end	10,609,108	—	$35.34	$—

Exercisable at:

December 31, 2000	5,648,499	—	$27.72	$—

December 31, 1999	4,462,230	189,000	17.00	5.91

December 31, 1998	3,844,940	354,000	14.50	6.14

      At December 31, 2000 and 1999, respectively, there were 1,901,700 and 3,672,690 shares available for future grant.

      A summary of stock options at December 31, 2000 follows:

	Outstanding			Exercisable

		Weighted-average			Weighted-
	Number of			Number of	average
Range of	stock	Exercise	Life	stock	exercise
exercise price	options	price	(in years)	options	price

$5.30 to $19.88	2,434,650	$12.57	2.5	2,434,650	$12.57

21.10 to 39.83	2,247,618	26.69	5.5	1,729,738	25.69

40.19 to 55.41	5,477,279	45.58	7.9	1,035,153	45.30

59.74 to 82.13	449,561	77.13	7.8	448,958	77.13

	10,609,108	$35.34	6.1	5,648,499	$27.72

      The Company used a binomial option pricing model to estimate the grant date present value of stock options granted in 2000, 1999 and 1998. The weighted-average estimated value per option was $13.37 in 2000, $11.58 in 1999 and $11.46 in 1998. The values were calculated using the following weighted-average assumptions: an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data since inception of the plan); a risk-free interest rate of 6.80% in

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Stock-based compensation plans, continued

Stock option plan, continued

2000, 4.97% in 1999 and 5.53% in 1998 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term); expected volatility of 22% in 2000, 19% in 1999 and 14% in 1998; and estimated dividend yields of 1.19% in 2000, .85% in 1999 and .72% in 1998 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). The Company reduced the estimated value per option to reflect an estimate of the probability of forfeiture prior to vesting. Based on historical data since inception of the plan and projected employee turnover rates, the weighted-average estimated forfeiture rate was 10% in 2000 and 1998, and 21% in 1999.

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the stock option plan. Accordingly, no compensation expense was recognized in 2000, 1999 and 1998 for stock option awards since the exercise price of stock options granted under the stock option plan was not less than the fair market value of the common stock at date of grant. Compensation expense (benefit) recognized for cash-only stock appreciation rights was $976,000 in 2000, $(2,199,000) in 1999, and $2,238,000 in 1998. Had compensation expense for stock option awards been determined consistent with SFAS No. 123, net income and earnings per share would be reduced to the pro forma amounts indicated as follows:

	Year ended December 31

	2000	1999	1998

	(in thousands,
	except per share)
Net income:

As reported	$286,156	265,626	207,974

Pro forma	268,194	252,401	198,323

Basic earnings per share:

As reported	$3.55	3.41	2.73

Pro forma	3.33	3.24	2.60

Diluted earnings per share:

As reported	$3.44	3.28	2.62

Pro forma	3.24	3.13	2.50

      The pro forma effects are presented in accordance with the requirements of SFAS No. 123, however, such effects are not representative of the effects to be reported in future years due to the fact that options vest over several years and additional awards generally are made each year.

Deferred bonus plan

The Company provides a deferred bonus plan to eligible employees pursuant to which employees may elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants may elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 88,543 and 83,970 at December 31, 2000 and 1999, respectively. In connection with the deferred bonus plan, 150,000 shares of M&T common stock were authorized for issuance, of which 23,399 shares have been issued.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Stock-based compensation plans, continued

Directors’ stock plan

Effective January 1, 1998, the Company initiated a compensation plan for non-employee directors that provides for annual compensation payable to such directors to be paid fifty percent in cash and fifty percent in shares of M&T common stock. During 2000, the plan was amended to also allow the directors to elect, at their option, to receive all of their compensation in shares of M&T common stock. In connection with the directors’ stock plan, 50,000 shares of M&T common stock were authorized for issuance, of which 18,000 shares have been issued.

Management stock ownership program

Keystone had a management stock ownership program which established stock ownership goals for senior management of Keystone. In order to assist senior management in attaining their goals, a related plan provided for nonrecourse, noninterest-bearing loans to be used to purchase Keystone common stock at fair market value. The Company acquired these loans as a result of the Keystone transaction. The loans are secured by collateral having an initial value of 120% of the loan amount and consisting of M&T common stock (Keystone stock purchased with the loan) plus additional shares of stock or other acceptable collateral owned by the executive. At December 31, 2000, the amount owed M&T for the financed stock purchased totaled $4,713,000 and is classified as a reduction of additional paid-in capital in the consolidated balance sheet. The amounts are due to M&T no later than October 5, 2010.

10. Pension plans and other postretirement benefits

The Company provides defined benefit pension plan and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.

      Net periodic pension expense consisted of the following:

	Year ended December 31

	2000	1999	1998

	(in thousands)
Service cost	$8,213	8,202	7,021

Interest cost on projected benefit obligation	11,801	9,225	8,135

Expected return on plan assets	(17,712)	(14,308)	(12,396)

Amortization of prior service cost	1,615	84	(24)

Amortization of initial net asset	—	—	(344)

Recognized net actuarial gain	(1,431)	—	(38)

Settlements and curtailments	—	349	218

Net periodic pension expense	$2,486	3,552	2,572

      Net postretirement benefits expense consisted of the following:

	Year ended December 31

	2000	1999	1998

	(in thousands)
Service cost	$307	325	288

Interest cost on projected benefit obligation	1,379	1,150	1,141

Expected return on plan assets	(111)	(180)	(226)

Amortization of prior service cost	83	14	(18)

Recognized net actuarial (gain) loss	28	39	25

Net postretirement benefits expense	$1,686	1,348	1,210

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

10. Pension plans and other postretirement benefits, continued

      Data relating to the funding position of the plans were as follows:

	Pension		Postretirement
	benefits		benefits

	2000	1999	2000	1999

	(in thousands)
Change in benefit obligation:

Benefit obligation at beginning of year	$127,038	136,931	16,762	18,023

Service cost	8,213	8,202	307	325

Interest cost	11,801	9,225	1,379	1,150

Plan participants’contributions	—	—	230	202

Amendments	2,689	395	2,979	—

Actuarial (gain) loss	(6,109)	(22,031)	2,009	(1,108)

Business combinations	112,771	3,223	—	—

Benefits paid	(7,266)	(9,256)	(2,229)	(1,830)

Settlements and curtailments	—	349	—	—

Benefit obligation at end of year	$249,137	127,038	21,437	16,762

Change in plan assets:

Fair value of plan assets at beginning of year	$159,356	167,469	3,359	4,276

Actual return on plan assets	5,418	(1,547)	457	525

Employer contributions	64	—	—	—

Plan participants’contributions	—	—	535	388

Business combinations	122,487	2,430	—	—

Benefits and other payments	(7,107)	(6,480)	(2,229)	(1,830)

Settlements	—	(2,516)	—	—

Fair value of plan assets at end of year	$280,218	159,356	2,122	3,359

Funded status	$31,081	32,318	(19,315)	(13,403)

Unrecognized net actuarial (gain) loss	(16,808)	(24,493)	2,371	736

Unrecognized prior service cost	(212)	(237)	3,217	321

Prepaid (accrued) benefit cost	$14,061	7,588	(13,727)	(12,346)

Amounts recognized in the consolidated balance sheet were:

Prepaid benefit cost (asset)	$32,640	10,551	—	—

Accrued benefit cost (liability)	(18,579)	(2,963)	(13,727)	(12,346)

	$14,061	7,588	(13,727)	(12,346)

      The Company has an unfunded supplemental pension plan for certain key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plans were $15,062,000 and $14,769,000, respectively, as of December 31, 2000 and $2,479,000 and $2,091,000, respectively, as of December 31, 1999.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

10. Pension plans and other postretirement benefits, continued

      The assumed rates used in the actuarial computations were:

	Pension		Postretirement
	benefits		benefits

	2000	1999	2000	1999

Discount rate	7.50%	7.75%	7.50%	7.75%

Long-term rate of return on plan assets	9.00%	9.00%	4.25%	4.25%

Rate of increase in future compensation levels	5.00%	5.01%	—	—

      For measurement purposes, a 7.5% annual rate of increase in the cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 6.0% in 2004 and remain constant thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	+1%	-1%

	(in thousands)
Increase (decrease) in:

Service and interest cost	$57	(51)

Accumulated postretirement benefit obligation	890	(811)

      Pension plan assets included common stock of M&T with a fair value of $22,299,000 and $11,645,000 at December 31, 2000 and 1999, respectively.

      The Company has a retirement savings plan (“Savings Plan”) that is a defined contribution plan in which eligible employees of the Company may defer up to 15% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. The Company’s contributions to the Savings Plan totaled $7,699,000, $6,935,000 and $6,085,000 in 2000, 1999 and 1998, respectively.

11. Income taxes

The components of income tax expense (benefit) were as follows:

	Year ended December 31

	2000	1999	1998

	(in thousands)
Current

Federal	$156,941	139,946	105,751

State and city	9,220	10,926	14,803

Total current	166,161	150,872	120,554

Deferred

Federal	(4,947)	1,508	(2,309)

State and city	(964)	308	(656)

Total deferred	(5,911)	1,816	(2,965)

Total income taxes applicable to pre-tax income	$160,250	152,688	117,589

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

11. Income taxes, continued

      The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with generally accepted accounting principles, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2000 M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $74,021,000. No actions are planned that would cause this reserve to become wholly or partially taxable.

      The portion of income taxes attributable to gains or losses on sales of bank investment securities was a benefit of $1,216,000 in 2000, and an expense of $639,000 and $718,000 in 1999 and 1998, respectively. No alternative minimum tax expense was recognized in 2000, 1999 or 1998.

      Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year ended December 31

	2000	1999	1998

	(in thousands)
Income taxes at statutory rate	$156,242	146,410	113,947

Increase (decrease) in taxes:

Tax-exempt income	(14,792)	(12,137)	(15,266)

State and city income taxes, net of federal income tax effect	5,366	7,302	9,196

Amortization of goodwill	12,575	11,117	8,158

Other	859	(4)	1,554

	$160,250	152,688	117,589

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

11. Income taxes, continued

      Deferred tax assets (liabilities) were comprised of the following at December 31:

	2000	1999	1998

	(in thousands)
Losses on loans and other assets	$144,099	127,667	120,422

Postretirement and other supplemental employee benefits	14,416	9,276	5,316

Incentive compensation plans	14,168	14,041	20,395

Depreciation and amortization	—	11,090	10,489

Interest on loans	10,897	—	—

Unrealized investment losses	295	17,906	—

Other	11,547	7,217	3,140

Gross deferred tax assets	195,422	187,197	159,762

Leasing transactions	(163,581)	(115,586)	(107,187)

Capitalized servicing rights	(14,838)	(10,150)	(6,868)

Retirement benefits	(9,776)	(4,077)	(1,969)

Depreciation and amortization	(7,454)	—	—

Interest on loans	—	(5,495)	(5,025)

Unrealized investment gains	—	—	(1,931)

Other	—	(54)	(685)

Gross deferred tax liabilities	(195,649)	(135,362)	(123,665)

Net deferred tax asset (liability)	$(227)	51,835	36,097

      The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

      The income tax credits shown in the statement of income of M&T in note 21 arise principally from operating losses before dividends from subsidiaries.

12. Earnings per share

The computations of basic earnings per share follow:

	Year ended December 31

	2000	1999	1998

	(in thousands, except per share)
Income available to common stockholders:

Net income	$286,156	265,626	207,974

Weighted-average shares outstanding (including common stock issuable)	80,640	78,003	76,194

Basic earnings per share	$3.55	3.41	2.73

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

12. Earnings per share, continued

      The computations of diluted earnings per share follow:

	Year ended December 31

	2000	1999	1998

	(in thousands, except per share)
Income available to common stockholders	$286,156	265,626	207,974

Weighted-average shares outstanding	80,640	78,003	76,194

Plus: incremental shares from assumed conversion of stock options	2,531	2,902	3,303

Adjusted weighted-average shares outstanding	83,171	80,905	79,497

Diluted earnings per share	$3.44	3.28	2.62

13. Comprehensive income

The following table displays the components of other comprehensive income:

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
For the year ended December 31, 2000

Unrealized gains on investment securities:

Unrealized holding gains	$40,148	16,395	23,753

Reclassification adjustment for losses realized in net income	(3,078)	(1,216)	(1,862)

Net unrealized gains	$43,226	17,611	25,615

For the year ended December 31, 1999

Unrealized losses on investment securities:

Unrealized holding losses	$(47,178)	(19,198)	(27,980)

Reclassification adjustment for gains realized in net income	1,575	639	936

Net unrealized losses	$(48,753)	(19,837)	(28,916)

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

13. Comprehensive income, continued

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
For the year ended December 31, 1998

Unrealized losses on investment securities:

Unrealized holding losses(a)	$(13,657)	(5,553)	(8,104)

Reclassification adjustment for gains realized in net income	1,761	718	1,043

Net unrealized losses	$(15,418)	(6,271)	(9,147)

(a)	Including the effect of the contribution of appreciated investment securities described in note 14.

14. Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either other revenues from operations or other costs of operations in the consolidated statement of income:

	Year ended December 31

	2000	1999	1998

	(in thousands)
Other income:

Bank owned life insurance	$25,533	22,487	17,629

Other expense:

Professional services	35,363	31,527	30,537

Non-cash charitable contribution(a)			24,585

(a)	In January 1998, M&T contributed appreciated investment securities with a fair value of $24.6 million to an affiliated, tax-exempt private charitable foundation. As a result of this transfer, the Company recognized tax-exempt other income of $15.3 million and incurred charitable contributions expense of $24.6 million. These amounts are included in the consolidated statement of income in “Other revenues from operations” and “Other costs of operations,” respectively. The transfer provided an income tax benefit of approximately $10.0 million and, accordingly, resulted in an after-tax increase in net income of $.7 million.

15. International activities

The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading and providing credit to support the international activities of domestic companies. Net assets identified with international activities amounted to $7,209,000 and $27,203,000 at December 31, 2000 and 1999, respectively. Deposits at M&T Bank’s offshore branch office were $244,511,000 and $242,691,000 at December 31, 2000 and 1999, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

16. Derivative financial instruments

As part of managing interest rate risk, the Company has entered into several interest rate swap agreements. The swaps modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain collateral provisions protecting the at-risk party. The Company considers the credit risk inherent in these contracts to be negligible.

      Information about interest rate swaps entered into for interest rate risk management purposes summarized by type of financial instrument the swaps were intended to modify follows:

			Weighted-average rate		Estimated
	Notional	Average			fair value-
	amount	maturity	Fixed	Variable	gain(loss)

	(in thousands)	(in years)			(in thousands)
December 31, 2000

Fixed rate available for sale investment securities:

Non-amortizing(a)	$16,500	1.9	6.57%	6.75%	$(214)

Fixed rate time deposits:

Non-amortizing	467,000	1.4	6.45%	6.68%	1,049

Fixed rate borrowings:

Non-amortizing	50,000	2.6	5.85%	6.76%	(15)

	$533,500	1.5	6.40%	6.69%	$820

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

      16. Derivative financial instruments, continued

			Weighted-average rate		Estimated
	Notional	Average			fair value-
	amount	maturity	Fixed	Variable	gain(loss)

	(in thousands)	(in years)			(in thousands)
December 31, 1999

Fixed rate available for sale investment securities:

Non-amortizing(a)	$50,000	8.1	5.26%	6.46%	$5,646

Variable rate loans:

Non-amortizing	660,000	.3	6.29%	6.14%	540

Fixed rate loans:

Amortizing(a)	49,279	8.5	6.81%	6.24%	1,244

Amortizing-forward- starting(b)	372,800	7.5	5.94%	5.64%	23,863

Fixed rate time deposits:

Non-amortizing	847,000	1.5	6.46%	6.09%	(5,014)

Fixed rate borrowings:

Non-amortizing	50,000	3.6	5.85%	6.07%	(1,770)

	$2,029,079	2.6	6.27%	6.04%	$24,509

      Under all swap agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate, except for:

(a)	Under the terms of these swaps, the Company receives settlement amounts at a variable rate and pays at a fixed rate.

(b)	Under the terms of these swaps, the Company was to have received settlement amounts at a variable rate and pay at a fixed rate.

      The notional amounts of amortizing swaps may vary over the term of a swap agreement. The notional amount of a non-amortizing swap does not change during the term of an agreement. The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive (pay) to terminate such contracts. The estimated fair value of interest rate swaps entered into for interest rate risk management purposes have not been recognized in the consolidated financial statements, except for swaps that modify the repricing characteristics of investment securities classified as available for sale. Changes in the fair value of such swaps and investment securities are included in other comprehensive income, net of applicable income taxes.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

16. Derivative financial instruments, continued

      At December 31, 2000 the notional amount of interest rate swaps outstanding mature as follows:

Year ending December 31:	(in thousands)
2001	$213,000

2002	175,500

2003	80,000

2004	35,000

2005	20,000

Later years	10,000

$533,500

      The net effect of interest rate swaps was to increase net interest income by $13,000 in 2000, $26,100,000 in 1999 and $16,156,000 in 1998. Excluding forward-starting swaps, the average notional amount of interest rate swaps impacting net interest income which were entered into for interest rate risk management purposes were $875,933,000 in 2000, $1,944,813,000 in 1999 and $2,521,426,000 in 1998.

      The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, as of January 1, 2001. SFAS No. 133 requires that the fair value of all derivative financial instruments be recognized in an entity’s balance sheet. If specific conditions are met, a derivative may be designated as a hedge of certain transactions. The Company anticipates that adoption of SFAS No. 133 could increase the volatility of reported earnings and stockholders’ equity in future periods. Nevertheless, the initial impact of adopting SFAS No. 133 as of January 1, 2001 was not considered material to the Company’s consolidated financial statements.

      In anticipation of M&T Bank’s issuance of $500 million of fixed rate subordinated capital notes in October 2000, the Company terminated certain interest rate swap agreements, including forward-starting swaps, with an aggregate notional amount of $421 million. Under the terms of the terminated swaps, the Company was required to make fixed-rate payments and receive variable-rate payments. The termination of the swaps, which had been entered into to hedge interest rate risk associated with fixed-rate commercial real estate loans, resulted in a net deferred gain of $15,460,000 which will be recognized in income over the designated hedge period of the swaps. Income recognized in 2000 related to the swap terminations totaled $311,000. The net increase in interest income in future years from amortization of the deferred gain relating to the interest rate swap terminations is as follows:

Year ending December 31:	(in thousands)
2001	$1,834

2002	2,163

2003	2,163

2004	2,163

2005	2,068

Later years	4,758

$15,149

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

	2000	1999

December 31:	(in thousands)
Gross unrealized gains	$20,996	29,088

Gross unrealized losses	21,358	32,303

Year ended December 31:

Average gross unrealized gains	$30,445	33,588

Average gross unrealized losses	30,694	32,622

      Net gains realized from derivative financial instruments used for trading purposes were $1,597,000 and $2,648,000 in 2000 and 1998, respectively. Net losses of $1,699,000 were incurred in 1999.

17. Disclosures about fair value of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the estimated “fair value” of financial instruments. “Fair value” is generally defined as the price a willing buyer and a willing seller would exchange for a financial instrument in other than a distressed sale situation. Disclosures related to fair value presented herein are as of December 31, 2000 and 1999.

      With the exception of marketable securities, certain off-balance sheet financial instruments and one-to-four family residential mortgage loans originated for sale, the Company’s financial instruments are not readily marketable and market prices do not exist. The Company, in attempting to comply with the provisions of SFAS No. 107, has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend greatly upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time.

      The estimated fair values of investments in readily marketable debt and equity securities were based on quoted market prices at the respective year-end. In arriving at estimated fair value of other financial instruments, the Company generally used calculations based upon discounted cash flows of the related financial instruments. In general, discount rates used for loan products were based on the Company’s pricing at the respective year-end. A higher discount rate was assumed with respect to estimated cash flows associated with nonaccrual loans.

      As more fully described in note 3, the carrying value and estimated fair value of investment securities were as follows:

	Carrying	Estimated
	value	fair value

	(in thousands)
December 31

2000	$3,309,853	3,306,787

1999	1,900,522	1,898,860

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

17. Disclosures about fair value of financial instruments, continued

      The following table presents the carrying value and calculated estimates of fair value of loans and commitments related to loans originated for sale:

	Carrying	Calculated
	value	estimate

	(in thousands)
December 31, 2000

Commercial loans and leases	$5,116,085	5,119,700

Commercial real estate loans	8,716,114	8,758,551

Residential real estate loans	4,782,060	4,780,730

Consumer loans and leases	4,128,555	4,104,518

	$22,742,814	22,763,499

December 31, 1999

Commercial loans and leases	$3,650,023	3,642,157

Commercial real estate loans	6,509,185	6,473,654

Residential real estate loans	4,128,831	4,051,351

Consumer loans and leases	3,118,732	3,134,102

	$17,406,771	17,301,264

      The allowance for credit losses represented the Company’s assessment of the overall level of credit risk inherent in the portfolio and totaled $374,703,000 and $316,165,000 at December 31, 2000 and 1999, respectively.

      As described in note 18, in the normal course of business, various commitments and contingent liabilities are outstanding, such as loan commitments, credit guarantees and letters of credit. The Company’s pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Commitments generally have fixed expiration dates and contain termination and other clauses which provide for relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company’s loan commitments, credit guarantees and letters of credit are competitive with other financial institutions operating in markets served by the Company. The Company believes that the carrying amounts are reasonable estimates of the fair value of these financial instruments. Such carrying amounts, comprised principally of unamortized fee income, are included in other liabilities and totaled $8,624,000 and $5,434,000 at December 31, 2000 and 1999, respectively.

      SFAS No. 107 requires that the estimated fair value ascribed to noninterest-bearing deposits, savings deposits and NOW accounts be established at carrying value because of the customers’ ability to withdraw funds immediately. Additionally, time deposit accounts are required to be

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

17. Disclosures about fair value of financial instruments, continued

revalued based upon prevailing market interest rates for similar maturity instruments.

      The following summarizes the results of these calculations:

	Carrying	Calculated
	value	estimate

	(in thousands)
December 31, 2000

Noninterest-bearing deposits	$3,344,913	3,344,913

Savings deposits and NOW accounts	6,979,161	6,979,161

Time deposits	9,664,088	9,713,668

Deposits at foreign office	244,511	244,511

December 31, 1999

Noninterest-bearing deposits	$2,260,432	2,260,432

Savings deposits and NOW accounts	5,782,152	5,782,152

Time deposits	7,088,345	7,085,462

Deposits at foreign office	242,691	242,691

      The Company believes that deposit accounts have a value greater than that prescribed by SFAS No. 107. The Company feels, however, that the value associated with these deposits is greatly influenced by characteristics of the buyer, such as the ability to reduce the costs of servicing the deposits and deposit attrition which often occurs following an acquisition. Accordingly, estimating the fair value of deposits with any degree of certainty is not practical.

      As more fully described in note 16, the Company had entered into interest rate swap agreements for purposes of managing the Company’s exposure to changing interest rates. The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive or pay to terminate such swaps. The following table includes information about the estimated fair value of interest rate swaps entered into for interest rate risk management purposes:

		Gross	Gross	Estimated
	Notional	unrealized	unrealized	fair value -
	amount	gains	losses	gain

	(in thousands)
December 31

2000	$533,500	2,021	(1,201)	820

1999	2,029,079	32,415	(7,906)	24,509

      As described in note 16, the Company also uses certain derivative financial instruments as part of its trading activities. Interest rate contracts entered into for trading purposes had notional values and estimated fair value losses of $769 million and $81,000, respectively, at December 31, 2000 and notional values and estimated fair value losses of $799 million and $515,000, respectively, at December 31, 1999. The Company also entered into foreign exchange and other option and futures contracts totaling approximately $293 million and $573 million at December 31, 2000 and 1999, respectively. Such contracts were valued at losses of $444,000 and $2,700,000 at December 31, 2000 and 1999, respectively. All trading account assets and liabilities are recorded in the consolidated balance sheet at estimated fair value. The fair values of all trading account assets and liabilities were $37 million and $22 million, respectively, at December 31, 2000 and $641 million and $633 million, respectively, at December 31, 1999. Included in trading account assets at December 31, 1999 were mortgage-backed

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

17. Disclosures about fair value of financial instruments, continued

securities which M&T held as collateral securing certain agreements to resell securities. The obligations to return such collateral were recorded as noninterest-bearing trading account liabilities and were included in accrued interest and other liabilities in the Company’s consolidated balance sheet. The fair value of such collateral (and the related obligation to return collateral) was $600 million at December 31, 1999.

      Due to the near maturity of other money-market assets and short-term borrowings, the Company estimates that the carrying value of such instruments approximates estimated fair value. The carrying value and estimated fair value of long-term borrowings were $3,414,516,000 and $3,392,049,000, respectively, at December 31, 2000 and $1,775,133,000 and $1,753,612,000, respectively, at December 31, 1999.

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

18. Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding, such as commitments to extend credit guarantees and “standby” letters of credit (approximately $894,170,000 and $522,356,000 at December 31, 2000 and 1999, respectively) which are not reflected in the consolidated financial statements. No material losses are expected as a result of these transactions. Additionally, the Company had outstanding commitments to originate loans of approximately $5.0 billion and $4.1 billion at December 31, 2000 and 1999, respectively. Since many loan commitments, credit guarantees and “standby” letters of credit expire without being funded in whole or part, the contract amounts are not necessarily indicative of future cash flows. Commitments to sell one-to-four family residential mortgage loans totaled $555,411,000 at December 31, 2000 and $376,874,000 at December 31, 1999.

      M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability, if any, arising out of litigation pending against M&T or its subsidiaries will be material to the Company’s consolidated financial position, but at the present time is not in a position to determine whether such litigation will have a material adverse effect on the Company’s consolidated results of operations in any future reporting period.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

19. Segment information

In accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” reportable segments have been determined based upon the Company’s internal profitability reporting system, which is organized by strategic business units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking.

      The financial information of the Company’s segments has been compiled utilizing the accounting policies described in note 1 with certain exceptions. The more significant of these exceptions are described herein. The Company allocates interest income or interest expense using a methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities) with income based on the maturity, prepayment and/or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the “All Other” category. A provision for credit losses is allocated to segments in an amount based largely on actual net charge-offs incurred by the segment during the period plus or minus an amount necessary to adjust the segment’s allowance for credit losses due to changes in loan balances. In contrast, the level of the consolidated provision for credit losses is determined using the methodologies described in note 1 to assess the overall adequacy of the allowance for credit losses. Indirect fixed and variable expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expenses and bankwide expense accruals (including amortization of goodwill and core deposit intangible) are generally not allocated to segments. Income taxes are allocated to segments based on the Company’s marginal statutory tax rate adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).

      The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Information about the Company’s segments is presented in the accompanying table.

      The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, largely within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swaps related thereto; and offshore branch deposits. This segment also provides services to commercial customers and consumers which include foreign exchange, securities trading and municipal bond underwriting and sales. The Residential Mortgage Banking

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

19. Segment information, continued

segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to banking subsidiaries of M&T. Residential mortgage loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of consumer and small business services through several delivery channels which include traditional and “in-store” banking offices, automated teller machines, telephone banking and internet banking. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, the difference between the provision for credit losses and the calculated provision allocated to the reportable segments, goodwill and core deposit intangible resulting from acquisitions of financial institutions, the net impact of the Company’s internal funds transfer pricing methodology, eliminations of transactions between reportable segments, certain nonrecurring transactions, the residual effects of unallocated support systems and general and administrative expenses, and the impact of interest rate risk management strategies. The amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year ended December 31

	2000	1999	1998

	(in thousands)
Revenues	$(34,997)	(41,829)	(52,137)

Expenses	(18,584)	(29,353)	(19,916)

Income taxes (benefit)	(6,678)	(5,076)	(13,111)

Net income (loss)	(9,735)	(7,400)	(19,110)

      The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

19. Segment information, continued

				Residential
	Commercial	Commercial	Discretionary	Mortgage
In thousands, except asset data	Banking	Real Estate	Portfolio	Banking

For the year ended December 31, 2000

Net interest income (a)	$192,343	133,970	36,576	25,666

Noninterest income	34,311	5,127	23,016	86,687

	226,654	139,097	59,592	112,353

Provision for credit losses	7,309	(1,774)	1,941	69

Amortization of goodwill and core deposit intangible	—	—	—	150

Depreciation and other amortization	392	307	2,277	23,183

Other noninterest expense (b)	51,633	15,492	15,639	82,717

Income (loss) before taxes	167,320	125,072	39,735	6,234

Income tax expense (benefit)	68,956	52,953	5,801	(263)

Net income (loss)	$98,364	72,119	33,934	6,497

Average total assets (in millions)	$5,274	4,839	6,431	662

Capital expenditures (in millions)	$—	—	—	1

For the year ended December 31, 1999

Net interest income (a)	$157,818	121,675	47,530	26,854

Noninterest income	30,177	4,351	22,766	104,164

	187,995	126,026	70,296	131,018

Provision for credit losses	11,316	(143)	3,833	22

Amortization of goodwill and core deposit intangible	—	—	—	810

Depreciation and other amortization	442	333	153	20,587

Other noninterest expense (b)	44,145	14,402	17,183	78,836

Income (loss) before taxes	132,092	111,434	49,127	30,763

Income tax expense (benefit)	54,457	47,190	10,898	9,984

Net income (loss)	$77,635	64,244	38,229	20,779

Average total assets (in millions)	$4,277	4,118	6,827	635

Capital expenditures (in millions)	$—	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Retail	All
In thousands, except asset data	Banking	Other	Total

For the year ended December 31, 2000

Net interest income (a)	485,136	(19,504)	854,187

Noninterest income	106,859	68,672	324,672

	591,995	49,168	1,178,859

Provision for credit losses	26,798	3,657	38,000

Amortization of goodwill and core deposit intangible	—	69,426	69,576

Depreciation and other amortization	14,712	13,685	54,556

Other noninterest expense (b)	273,612	131,228	570,321

Income (loss) before taxes	276,873	(168,828)	446,406

Income tax expense (benefit)	113,189	(80,386)	160,250

Net income (loss)	163,684	(88,442)	286,156

Average total assets (in millions)	5,186	1,266	23,658

Capital expenditures (in millions)	12	6	19

For the year ended December 31, 1999

Net interest income (a)	375,803	29,717	759,397

Noninterest income	86,493	34,424	282,375

	462,296	64,141	1,041,772

Provision for credit losses	25,480	3,992	44,500

Amortization of goodwill and core deposit intangible	—	48,905	49,715

Depreciation and other amortization	12,462	13,284	47,261

Other noninterest expense (b)	235,767	91,649	481,982

Income (loss) before taxes	188,587	(93,689)	418,314

Income tax expense (benefit)	77,046	(46,887)	152,688

Net income (loss)	111,541	(46,802)	265,626

Average total assets (in millions)	4,244	956	21,057

Capital expenditures (in millions)	12	11	23

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

19. Segment information, continued

				Residential
	Commercial	Commercial	Discretionary	Mortgage
In thousands, except asset data	Banking	Real Estate	Portfolio	Banking

For the year ended December 31, 1998

Net interest income (a)	$140,033	108,863	40,611	23,797

Noninterest income (b)	20,215	4,624	20,726	111,283

	160,248	113,487	61,337	135,080

Provision for credit losses	2,964	1,243	2,330	(3)

Amortization of goodwill and core deposit intangible	—	—	—	810

Depreciation and other amortization	467	352	97	21,400

Other noninterest expense (b)	42,100	12,336	17,477	84,237

Income (loss) before taxes	114,717	99,556	41,433	28,636

Income tax expense (benefit) (b)	47,276	42,240	9,749	9,089

Net income (loss)	$67,441	57,316	31,684	19,547

Average total assets (in millions)	$3,653	3,527	6,025	581

Capital expenditures (in millions)	$—	—	—	1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Retail	All
In thousands, except asset data	Banking	Other	Total

For the year ended December 31, 1998

Net interest income (a)	339,510	19,133	671,947

Noninterest income (b)	79,391	26,700	262,939

	418,901	45,833	934,886

Provision for credit losses	19,557	17,109	43,200

Amortization of goodwill and core deposit intangible	—	33,677	34,487

Depreciation and other amortization	11,007	11,759	45,082

Other noninterest expense (b)	219,050	111,354	486,554

Income (loss) before taxes	169,287	(128,066)	325,563

Income tax expense (benefit) (b)	69,142	(59,907)	117,589

Net income (loss)	100,145	(68,159)	207,974

Average total assets (in millions)	3,781	742	18,309

Capital expenditures (in millions)	7	9	17

(a)	Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $10,547,000 in 2000, $7,710,000 in 1999 and $7,186,000 in 1998 and is eliminated in “All Other” net interest income and income tax expense (benefit).

(b)	Including the impact in the “All Other” category of the nonrecurring merger-related expenses described in note 2 and, in 1998, the contribution of appreciated investment securities described in note 14.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

20. Regulatory matters

Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2000, approximately $496,319,000 was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval.

      Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

      The banking subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2000 and 1999, cash and due from banks included a daily average of $242,028,000 and $180,666,000, respectively, for such purpose.

      Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under the capital adequacy guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum “leverage” ratio of “Tier 1 capital” to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 2000, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements.

      As of December 31, 2000 and 1999, the most recent notifications from federal regulators categorized each of M&T’s banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively. Management is unaware of any conditions or events since the latest notifications from federal regulators that have changed the capital adequacy category of M&T’s banking subsidiaries.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

20. Regulatory matters, continued

      The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2000 and 1999 are presented below:

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.

	(dollars in thousands)
December 31, 2000:

Tier 1 capital

Amount	$1,819,987	1,772,024	59,095

Ratio(a)	7.49%	7.47%	10.71%

Minimum required amount(b)	972,521	949,253	22,076

Total capital

Amount	2,720,141	2,664,679	63,636

Ratio(a)	11.19%	11.23%	11.53%

Minimum required amount(b)	1,945,042	1,898,505	44,152

Leverage

Amount	1,819,987	1,772,024	59,095

Ratio(c)	6.66%	6.72%	6.47%

Minimum required amount(b)	819,209	791,037	27,384

December 31, 1999:

Tier 1 capital

Amount	$1,489,676	1,436,204	50,334

Ratio(a)	8.27%	8.19%	10.74%

Minimum required amount(b)	720,343	701,351	18,740

Total capital

Amount	1,845,907	1,786,515	55,089

Ratio(a)	10.25%	10.19%	11.76%

Minimum required amount(b)	1,440,686	1,402,702	37,479

Leverage

Amount	1,489,676	1,436,204	50,334

Ratio(c)	6.92%	6.92%	6.18%

Minimum required amount(b)	645,631	622,845	24,419

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.

(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation.

(c)	The ratio of capital to average assets, as defined by regulation.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

21. Parent company financial statements

CONDENSED BALANCE SHEET

	December 31

In thousands	2000	1999

Assets

Cash

In subsidiary bank	$983	728

Other	21	20

Total cash	1,004	748

Due from subsidiaries

Money-market assets	14,962	1,387

Current income tax receivable	7,686	2,451

Total due from subsidiaries	22,648	3,838

Investments in subsidiaries

Banks and bank holding company	2,919,577	2,062,694
Other	7,734	7,734

Other assets	13,546	15,215

Total assets	$2,964,509	2,090,229

Liabilities

Accrued expenses and other liabilities	$6,291	6,450

Short-term borrowings	—	29,000

Long-term borrowings	257,733	257,733

Total liabilities	264,024	293,183

Stockholders’ equity	2,700,485	1,797,046

Total liabilities and stockholders’ equity	$2,964,509	2,090,229

CONDENSED STATEMENT OF INCOME

	Year ended December 31

In thousands, except per share	2000	1999	1998

Income

Dividends from bank and bank holding company subsidiaries	$130,000	76,000	121,500

Other income	3,484	2,618	20,222

Total income	133,484	78,618	141,722

Expense

Interest on short-term borrowings	705	103	—

Interest on long-term borrowings	21,516	21,516	21,516

Other expense	2,987	2,635	27,168

Total expense	25,208	24,254	48,684

Income before income taxes and equity in undistributed income of subsidiaries	108,276	54,364	93,038

Income tax credits	8,066	8,621	17,541

Income before equity in undistributed income of subsidiaries	116,342	62,985	110,579

Equity in undistributed income of subsidiaries

Net income of subsidiaries	299,814	278,641	218,895

Less: dividends received	(130,000)	(76,000)	(121,500)

Equity in undistributed income of subsidiaries	169,814	202,641	97,395

Net income	$286,156	265,626	207,974

Net income per common share

Basic	$3.55	3.41	2.73

Diluted	3.44	3.28	2.62

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

21. Parent company financial statements, continued

CONDENSED STATEMENT OF CASH FLOWS

	Year ended December 31

In thousands	2000	1999	1998

Cash flows from operating activities

Net income	$286,156	265,626	207,974

Adjustments to reconcile net income to net cash provided by operating activities

Equity in undistributed income of subsidiaries	(169,814)	(202,641)	(97,395)

Provision for deferred income taxes	707	(209)	793

Net change in accrued income and expense	3,404	7,533	25,862

Transfer of noncash assets to charitable foundation	—	—	9,272

Net cash provided by operating activities	120,453	70,309	146,506

Cash flows from investing activities

Investment in subsidiary	—	—	(60,000)

Other, net	(2)	(34)	(808)

Net cash used by investing activities	(2)	(34)	(60,808)

Cash flows from financing activities

Net increase (decrease) in short-term borrowings	(29,000)	29,000	—

Purchases of treasury stock	(54,947)	(79,784)	(231,779)

Dividends paid —common	(51,987)	(35,128)	(28,977)

Other, net	29,314	8,834	10,725

Net cash used by financing activities	(106,620)	(77,078)	(250,031)

Net increase (decrease) in cash and cash equivalents	$13,831	(6,803)	(164,333)

Cash and cash equivalents at beginning of year	2,135	8,938	173,271

Cash and cash equivalents at end of year	$15,966	2,135	8,938

Supplemental disclosure of cash flow information

Interest received during the year	$476	459	2,496

Interest paid during the year	22,323	21,266	21,516

Income taxes received during the year	13,828	16,965	40,208

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

22. Subsequent event

On February 9, 2001, M&T completed the merger of Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York, with and into Olympia. Following the merger, Premier National Bank, Premier’s bank subsidiary, was merged into M&T Bank. Premier National Bank operated 34 banking offices in the mid-Hudson Valley region of New York State. At December 31, 2000, Premier had approximately $1.6 billion of assets, including $1.0 billion of loans, and approximately $1.4 billion of liabilities, including $1.3 billion of deposits. The transaction was accounted for using the purchase method of accounting and, accordingly, the operations acquired from Premier will be included in M&T’s financial results subsequent to the acquisition date. Premier’s stockholders received approximately $171 million in cash and 2,441,000 shares of M&T common stock in exchange for the Premier shares outstanding at the time of the acquisition. In addition, M&T converted outstanding and unexercised stock options granted by Premier into options to purchase 225,000 shares of M&T common stock.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. None.

PART III

Item 10.	Directors and Executive Officers of the Registrant. The identification of the Registrant’s directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2001. The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or about March 6, 2001.

Item 11.	Executive Compensation. Incorporated by reference to the Registrant’s definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2001.

Item 12.	Security Ownership of Certain Beneficial Owners and Management. Incorporated by reference to the Registrant’s definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2001.

Item 13.	Certain Relationships and Related Transactions. Incorporated by reference to the Registrant’s definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 6, 2001.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”

Financial statement schedules are not required or are inapplicable, and therefore have been omitted.

(b)	Reports on Form 8-K.

M&T filed a Current Report on Form 8-K dated October 6, 2000, disclosing under Item 2 that it had consummated the merger of Keystone Financial, Inc. with and into Olympia Financial Corp., a wholly owned subsidiary of M&T, on October 6, 2000. Certain financial statements and other exhibits were filed with, or incorporated by reference into, such Current Report in Item 7 thereof. Such Current Report on Form 8-K was filed on October 20, 2000, and an amendment of Item 7 thereto on Form 8-K/A was filed on December 15, 2000 in order to disclose the pro forma financial information required to be filed by Item 7(b) of Form 8-K.

(c)	Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Exhibit Index on pages 119 through 123 of this Annual Report on Form 10-K have been previously filed, are filed herewith or are incorporated herein by reference to other filings.

(d)	Additional financial statement schedules.

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2001.

M&T BANK CORPORATION

By: /s/ Robert G. Wilmers

Robert G. Wilmers Chairman of the Board, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Robert G. Wilmers Robert G. Wilmers	Chairman of the Board, President and Chief Executive Officer	February 27, 2001

Principal Financial Officer:

/s/ Michael P. Pinto Michael P. Pinto	Executive Vice President and Chief Financial Officer	February 27, 2001

Principal Accounting Officer:

/s/ Michael R. Spychala Michael R. Spychala	Senior Vice President and Controller	February 27, 2001

A majority of the board of directors:

William F. Allyn

/s/ Brent D. Baird	February 27, 2001

Brent D. Baird

/s/ John H. Benisch	February 27, 2001

John H. Benisch

/s/ Robert J. Bennett	February 27, 2001

Robert J. Bennett

/s/ C. Angela Bontempo	February 27, 2001

C. Angela Bontempo

Robert T. Brady

/s/ Patrick J. Callan	February 27, 2001

Patrick J. Callan

Carl L. Campbell

/s/ R. Carlos Carballada	February 27, 2001

R. Carlos Carballada

/s/ T. Jefferson Cunningham III	February 27, 2001

T. Jefferson Cunningham III

/s/ Donald Devorris	February 27, 2001

Donald Devorris

Richard E. Garman

/s/ James V. Glynn	February 27, 2001

James V. Glynn

/s/ Daniel R. Hawbaker	February 27, 2001

Daniel R. Hawbaker

/s/ Patrick W.E. Hodgson	February 27, 2001

Patrick W.E. Hodgson

/s/ Samuel T. Hubbard, Jr.	February 27, 2001

Samuel T. Hubbard, Jr.

/s/ Richard G. King	February 27, 2001

Richard G. King

/s/ Reginald B. Newman, II	February 27, 2001

Reginald B. Newman, II

/s/ Peter J. O’Donnell, Jr.	February 27, 2001

Peter J. O’Donnell, Jr.

/s/ Jorge G. Pereira	February 27, 2001

Jorge G. Pereira

/s/ Robert E. Sadler, Jr.	February 27, 2001

Robert E. Sadler, Jr.

Stephen G. Sheetz

/s/ John L. Vensel	February 27, 2001

John L. Vensel

/s/ Herbert L. Washington	February 27, 2001

Herbert L. Washington

/s/ Robert G. Wilmers	February 27, 2001

Robert G. Wilmers

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization dated as of May 16, 2000, by and among M&T Bank Corporation, Olympia Financial Corp. and Keystone Financial, Inc. Incorporated by reference to Exhibit No. 2 to the Form 8-K dated May 16, 2000 (File No. 1-9861).

2.2	Stock Option Agreement dated as of May 16, 2000, by and between M&T Bank Corporation and Keystone Financial, Inc. Incorporated by reference to Exhibit No. 99.1 to the Form 8-K dated May 16, 2000 (File No. 1-9861).

2.3	Agreement and Plan of Reorganization dated as of July 9, 2000, by and among M&T Bank Corporation, Olympia Financial Corp. and Premier National Bancorp, Inc. Incorporated by reference to Exhibit No. 99.1 to the Form 8-K dated July 9, 2000 (File No. 1-9861).

2.4	Stock Option Agreement dated as of July 9, 2000, by and between M&T Bank Corporation and Premier National Bancorp, Inc. Incorporated by reference to Exhibit No. 99.2 to the Form 8-K dated July 9, 2000 (File No. 1-9861).

3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated May 29, 1998. Incorporated by reference to Exhibit No. 3.1 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).

3.2	Certificate of Amendment of the Certificate of Incorporation of M&T Bank Corporation dated October 2, 2000. Filed herewith.

3.3	Bylaws of M&T Bank Corporation as last amended on February 16, 1999. Incorporated by reference to Exhibit No. 3.2 to the Form 10-K for the year ended December 31, 1998 (File No. 1-9861).

4.1	Instruments defining the rights of security holders, including indentures. Incorporated by reference to Exhibit Nos. 3.1 through 3.3, 10.1 through 10.3, 10.10 through 10.13, and 10.16 through 10.28 hereof.

4.2	Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated January 31, 1997 (File No. 1-9861).

4.3	Amendment to Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.4	Junior Subordinated Indenture dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated January 31, 1997 (File No. 1-9861).

4.5	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.5 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.6	Guarantee Agreement dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to the Form 8-K dated January 31, 1997 (File No. 1-9861).

4.7	Amendment to Guarantee Agreement dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.7 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.8	Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated June 6, 1997 (File No. 1-9861).

4.9	Amendment to Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.9 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.10	Junior Subordinated Indenture dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated June 6, 1997 (File No. 1-9861).

4.11	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.12	Guarantee Agreement dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to the Form 8-K dated June 6, 1997 (File No. 1-9861).

4.13	Amendment to Guarantee Agreement dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.14	Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.14 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.15	Amendment to Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.15 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.16	Indenture dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.16 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.17	Supplemental Indenture dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.17 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.18	Common Securities Guarantee Agreement dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.18 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.19	Amendment to Common Securities Guarantee Agreement as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.19 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.20	Series A Capital Securities Guarantee Agreement dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.20 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.21	Amendment to Series A Capital Securities Guarantee Agreement dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.21 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

10.1	Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and CitiBank, N.A. Filed herewith.

10.2	M&T Bank Corporation 1983 Stock Option Plan as last amended on April 20, 1999. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9861).

10.3	M&T Bank Corporation 2001 Stock Option Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2001 (File No. 1-9861).

10.4	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).

10.5	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7, 1985. Incorporated by reference to Exhibit No. (10)(d)(A) to the Form 10-K for the year ended December 31, 1984 (File No. 0-4561).

10.6	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit No. 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).

10.7	Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).

10.8	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.7 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).

10.9	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit No. 10.8 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).

10.10	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.9 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).

10.11	M&T Bank Corporation Directors’ Stock Plan, as amended and restated. Filed herewith.

10.12	Restated 1987 Stock Option and Appreciation Rights Plan of ONBANCorp, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).

10.13	1992 ONBANCorp Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).

10.14	Employment Agreement, dated May 16, 2000, between M&T Bank Corporation and Carl L. Campbell. Filed herewith.

10.15	Consulting agreement, dated July 9, 2000, between M&T Bank Corporation and T. Jefferson Cunningham III. Filed herewith.

10.16	Keystone Financial, Inc. 1997 Stock Incentive Plan, as amended November 19, 1998. Incorporated by reference to Exhibit 10.16 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).

10.17	Keystone Financial, Inc. 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10.10 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1997 (File No. 000-11460).

10.18	Keystone Financial, Inc. 1988 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).

10.19	Keystone Financial, Inc. 1995 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit B to the Proxy Statement of Keystone Financial, Inc. dated April 7, 1995 (File No. 000-11460).

10.20	Keystone Financial, Inc. 1990 Non-Employee Directors’ Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).

10.21	Financial Trust Corp Stock Option Plan of 1992. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Financial Trust Corp, dated January 25, 1993 (File No. 33-57494).

10.22	Financial Trust Corp Non-Employee Director Stock Option Plan of 1994. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Financial Trust Corp, dated March 26, 1996.

10.23	Amended and Restated Nonqualified Stock Option Agreement with Donald E. Stone. Incorporated by reference to Exhibit 28 to the Form 8-K of WM Bancorp, dated December 12, 1991 (File No. 33-0889).

10.24	Elmwood Bancorp, Inc. Key Employee Stock Compensation Program. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Elmwood Bancorp, Inc., dated February 24, 1992 (File No. 33-45761).

10.25	Progressive Bank, Inc. 1993 Non-Qualified Stock Option Plan for Directors. Incorporated by reference to Exhibit 10.9 to the Progressive Bank, Inc. Form 10-K for the year ended December 31, 1993 (File No. 0-15025).

10.26	Premier National Bancorp, Inc. 1995 Incentive Stock Plan (as amended and restated effective May 13, 1999). Incorporated by reference to Exhibit 10.4 to the Premier National Bancorp, Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-13213).

10.27	Progressive Bank, Inc. Incentive Stock Option Plan Amended and Restated. Incorporated by reference to Exhibit 10.2 to the Progressive Bank, Inc. Form 10-K for the year ended December 31, 1987 (File No. 0-15025).

10.28	Progressive Bank, Inc. 1997 Employee Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Progressive Bank, Inc., dated April 25, 1997 (File No. 0-15025).

11.1	Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 12 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

21.1	Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.

23.1	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 33-32044 and 333-16077. Filed herewith.

23.2	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 33-12207, 33-58500, 33-63917, 333-43171, 333-43175 and 333-63985. Filed herewith.