Form 10-Q
period 2001-03-31
M&T BANK CORP
filed 2001-05-15
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
or
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

Yes   X       No

Number of shares of the registrant’s Common Stock, $.50 par value, outstanding as of the close of business on May 4, 2001: 97,030,140 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2001

PART I.  FINANCIAL INFORMATION

Item  1.  Financial Statements

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		March 31,	December 31,
Dollars in thousands, except per share		2001	2000

Assets	Cash and due from banks	$691,104	750,259
	Money-market assets
	Interest-bearing deposits at banks	3,511	3,102
	Federal funds sold and agreements to resell securities	6,120	17,261
	Trading account	43,896	37,431

	Total money-market assets	53,527	57,794

	Investment securities
	Available for sale (cost: $3,343,263 at March 31, 2001;
	$3,035,031 at December 31, 2000)	3,378,006	3,034,304
	Held to maturity (market value: $102,200 at March 31, 2001;
	$77,959 at December 31, 2000)	101,641	81,025
	Other (market value: $225,141 at March 31, 2001;
	$194,524 at December 31, 2000)	225,141	194,524

	Total investment securities	3,704,788	3,309,853

	Loans and leases	24,387,533	22,970,314
	Unearned discount	(219,747)	(227,500)
	Allowance for credit losses	(399,412)	(374,703)

	Loans and leases, net	23,768,374	22,368,111

	Premises and equipment	272,794	257,975
	Goodwill and core deposit intangible	1,379,461	1,199,407
	Accrued interest and other assets	1,054,495	1,006,057

	Total assets	$30,924,543	28,949,456

Liabilities	Noninterest-bearing deposits	$3,236,649	3,344,913
	NOW accounts	958,216	873,472
	Savings deposits	6,965,465	6,105,689
	Time deposits	9,556,483	9,664,088
	Deposits at foreign office	260,870	244,511

	Total deposits	20,977,683	20,232,673

	Federal funds purchased and agreements
	to repurchase securities	2,055,222	1,440,887
	Other short-term borrowings	888,757	631,937
	Accrued interest and other liabilities	520,376	528,958
	Long-term borrowings	3,490,447	3,414,516

	Total liabilities	27,932,485	26,248,971

Stockholders’ equity	Preferred stock, $1 par, 1,000,000 shares authorized,
	none outstanding
	Common stock, $.50 par, 150,000,000 shares authorized,
	96,874,945 shares issued at March 31, 2001;
	93,244,101 shares issued at December 31, 2000	48,437	46,622
	Common stock issuable, 138,302 shares at March 31, 2001;
	88,543 at December 31, 2000	6,503	4,077
	Additional paid-in capital	1,120,937	914,575
	Retained earnings	1,795,093	1,735,643
	Accumulated other comprehensive income, net	21,088	(432)

	Total stockholders’ equity	2,992,058	2,700,485

	Total liabilities and stockholders’ equity	$30,924,543	28,949,456

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended March 31
In thousands, except per share		2001	2000

Interest income	Loans and leases, including fees	$490,612	358,802
	Money-market assets
	Deposits at banks	37	10
	Federal funds sold and agreements
	to resell securities	787	9,588
	Trading account	102	111
	Investment securities
	Fully taxable	50,604	27,801
	Exempt from federal taxes	6,436	2,546

	Total interest income	548,578	398,858

Interest expense	NOW accounts	3,185	1,308
	Savings deposits	38,152	31,723
	Time deposits	140,188	98,248
	Deposits at foreign office	3,405	3,046
	Short-term borrowings	34,269	39,759
	Long-term borrowings	57,398	29,647

	Total interest expense	276,597	203,731

	Net interest income	271,981	195,127
	Provision for credit losses	18,500	9,000

	Net interest income after provision
	for credit losses	253,481	186,127

Other income	Mortgage banking revenues	25,660	14,559
	Service charges on deposit accounts	32,534	20,460
	Trust income	15,827	9,980
	Brokerage services income	10,010	9,408
	Trading account and foreign exchange gains	802	294
	Gain on sales of bank investment securities	79	—
	Other revenues from operations	26,815	17,297

	Total other income	111,727	71,998

Other expense	Salaries and employee benefits	105,887	76,701
	Equipment and net occupancy	28,158	18,119
	Printing, postage and supplies	7,074	4,494
	Amortization of goodwill and core deposit intangible	29,811	14,407
	Other costs of operations	63,871	36,876

	Total other expense	234,801	150,597

	Income before income taxes	130,407	107,528
	Income taxes	46,741	39,293

	Net income	$83,666	68,235

	Net income per common share
	Basic	$.88	.89
	Diluted	.85	.86

	Cash dividends per common share	$.25	.125

	Average common shares outstanding
	Basic	95,427	77,112
	Diluted	98,605	79,222

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Three months ended March 31
In thousands		2001	2000

Cash flows from	Net income	$83,666	68,235
operating activities	Adjustments to reconcile net income to net cash
	provided by operating activities
	Provision for credit losses	18,500	9,000
	Depreciation and amortization of premises
	and equipment	10,262	6,893
	Amortization of capitalized servicing rights	7,441	4,929
	Amortization of goodwill and core deposit intangible	29,811	14,407
	Provision for deferred income taxes	(5,077)	(1,830)
	Asset write-downs	439	543
	Net (gain) loss on sales of assets	1,559	(172)
	Net change in accrued interest receivable, payable	3,278	(12,542)
	Net change in other accrued income and expense	868	28,211
	Net change in loans held for sale	(100,869)	58,288
	Net change in trading account assets and liabilities	2,410	(5,928)

	Net cash provided by operating activities	52,288	170,308

Cash flows from	Proceeds from sales of investment securities
investing activities	Available for sale	44,875	—
	Other	—	20,026
	Proceeds from maturities of investment securities
	Available for sale	232,465	72,059
	Held to maturity	6,754	5,375
	Purchases of investment securities
	Available for sale	(163,969)	(240,647)
	Held to maturity	(6,818)	(11,300)
	Other	(20,036)	(19,998)
	Additions to capitalized servicing rights	(4,277)	(8,286)
	Net increase in loans and leases	(340,040)	(362,946)
	Capital expenditures, net	(3,491)	(2,018)
	Acquisitions, net of cash acquired:
	Banks and bank holding companies	(47,343)	—
	Other companies	—	(4,303)
	Purchases of bank owned life insurance	—	(35,000)
	Other, net	(42,851)	638

	Net cash used by investing activities	(344,731)	(586,400)

Cash flows from	Net decrease in deposits	(641,583)	(222,025)
financing activities	Net increase in short-term borrowings	835,988	514,387
	Proceeds from long-term borrowings	100,000	—
	Payments on long-term borrowings	(50,851)	(621)
	Purchases of treasury stock	—	(32,364)
	Dividends paid - common	(24,169)	(9,596)
	Other, net	2,762	(1,849)

	Net cash provided by financing activities	222,147	247,932

	Net decrease in cash and cash equivalents	$(70,296)	(168,160)
	Cash and cash equivalents at beginning of period	767,520	1,236,310
	Cash and cash equivalents at end of period	$697,224	1,068,150

Supplemental	Interest received during the period	$553,916	382,872
disclosure of cash	Interest paid during the period	281,295	199,942
flow information	Income taxes paid during the period	2,952	216

Supplemental schedule of	Real estate acquired in settlement of loans	$2,673	3,289
noncash investing and	Acquisition of banks and bank holding companies:
financing activities	Common stock issued	169,270	—
	Fair value of:
	Assets acquired (noncash)	1,674,360	—
	Liabilities assumed	1,461,449	—
	Stock options	6,646	—

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income, net	stock	Total

2000
Balance — January 1, 2000	$—	40,508	3,937	458,729	1,501,530	(26,047)	(181,611)	$1,797,046

Comprehensive income:
Net income	—	—	—	—	68,235	—	—	68,235

Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—	—	2,119	—	2,119

								70,354
Purchases of treasury stock	—	—	—	—	—	—	(32,364)	(32,364)

Stock-based compensation plans:
Exercise of stock options	—	—	—	(11,800)	—	—	18,186	6,386
Directors’ stock plan	—	—	—	(11)	—	—	76	65
Deferred compensation plans, net, including dividend equivalents	—	—	133	—	(11)	—	243	365
Common stock cash dividends -
$.125 per share	—	—	—	—	(9,596)	—	—	(9,596)

Balance — March 31, 2000	$—	40,508	4,070	446,918	1,560,158	(23,928)	(195,470)	$1,832,256

2001
Balance — January 1, 2001	$—	46,622	4,077	914,575	1,735,643	(432)	—	$2,700,485

Comprehensive income:
Net income	—	—	—	—	83,666	—	—	83,666

Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—	—	21,520	—	21,520

								105,186
Acquisition of Premier National Bancorp, Inc.:
Common stock issued	—	1,220	—	168,050	—	—	—	169,270
Fair value of stock options	—	—	—	6,646	—	—	—	6,646
Repayment of management stock ownership program receivable	—	—	—	18	—	—	—	18

Stock-based compensation plans:
Exercise of stock options	—	591	—	31,353	—	—	—	31,944
Directors’ stock plan	—	1	—	80	—	—	—	81
Deferred compensation plans, net, including dividend equivalents	—	3	2,426	215	(47)	—	—	2,597
Common stock cash dividends -
$.25 per share	—	—	—	—	(24,169)	—	—	(24,169)

Balance — March 31, 2001	$—	48,437	6,503	1,120,937	1,795,093	21,088	—	$2,992,058

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Three months ended March 31
In thousands	2001	2000

Beginning balance	$374,703	316,165
Provision for credit losses	18,500	9,000
Allowance obtained through acquisitions	22,112	—
Net charge-offs
Charge-offs	(21,746)	(10,162)
Recoveries	5,843	3,592

Total net charge-offs	(15,903)	(6,570)

Ending balance	$399,412	318,595

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Financial Statements included in the Company’s 2000 Annual Report, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2. Accounting for derivative instruments and hedging activities

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction.

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

The Company utilizes derivatives, as defined in SFAS No. 133, to hedge the exposure to changes in the fair value of a recognized asset or liability or an unrecognized commitment. The January 1, 2001 transition adjustment prescribed by SFAS No. 133 was not material to the Company’s consolidated financial position or its results of operations. As a result of adopting the provisions of SFAS No. 133, hedged residential real estate loans held for sale, commitments to originate loans for sale, and commitments to sell loans are now generally recorded in the consolidated balance sheet at estimated fair market value, rather than at the lower of aggregate cost or fair market value, which was the Company’s policy prior to January 1, 2001. As a result, included in mortgage banking revenues in the first quarter of 2001 were unrealized pre-tax gains related to loans held for sale, commitments to originate loans for sale, and commitments to sell loans of approximately $5.8 million ($3.5 million net of applicable income taxes).

The Company utilizes interest rate swap agreements as part of the management of interest-rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. The Company’s currently existing interest rate swap agreements have been designated as fair value hedges and, as such, the fair value of the derivatives (the interest rate swaps) and changes in the fair value of the hedged items are recorded in the Company’s balance sheet with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair value of interest rate swaps and the hedged items represents hedge ineffectiveness and is recorded in “Other revenues from operations” in the Company’s consolidated statement of income. The fair value of interest rate swaps entered into for interest rate risk management purposes represented unrealized pre-tax gains of approximately $5 million at March 31, 2001. Such gains were offset by unrealized losses on the hedged items and, as a result, the amount of hedge ineffectiveness recognized in the first quarter of 2001 was insignificant.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Earnings per share

      The computations of basic earnings per share follow:

	Three months ended
	March 31

	2001	2000

	(in thousands, except per
	share)

Income available to common stockholders:
Net income	$83,666	68,235
Weighted-average shares outstanding (including common stock issuable)	95,427	77,112
Basic earnings per share	$0.88	0.89

      The computations of diluted earnings per share follow:

	Three months ended
	March 31

	2001	2000

	(in thousands, except per
	share)
Income available to common stockholders	$83,666	68,235
Weighted-average shares outstanding	95,427	77,112
Plus: incremental shares from assumed conversion of stock options	3,178	2,110

Adjusted weighted-average shares outstanding	98,605	79,222
Diluted earnings per share	$0.85	0.86

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Comprehensive income

The following table displays the components of other comprehensive income:

	Three months ended March 31, 2001

	Before-tax	Income
	amount	taxes	Net

Unrealized gains on investment securities:
Unrealized holding gains during period	$35,549	13,979	21,570
Reclassification adjustment for gains realized in net income	79	29	50

Net unrealized gains	$35,470	13,950	21,520

	Three months ended March 31, 2000

	Before-tax	Income
	amount	taxes	Net

Unrealized gains on investment securities:
Unrealized holding gains during period	$3,540	1,421	2,119
Reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains	$3,540	1,421	2,119

5. Acquisition

On February 9, 2001, M&T acquired Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in LaGrangeville, New York. Following the merger, Premier National Bank, Premier’s bank subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal bank subsidiary. Premier National Bank operated 34 banking offices in the mid-Hudson Valley region of New York State. After application of the election, allocation, and proration procedures contained in the merger agreement with Premier, M&T paid $171 million in cash and issued 2,440,812 shares of M&T common stock in exchange for the Premier shares outstanding at the time of acquisition. In addition, based on the merger agreement and the exchange ratio provided therein, M&T converted outstanding and unexercised stock options granted by Premier into options to purchase 224,734 shares of M&T common stock. The purchase price was approximately $347 million.

Acquired assets, loans and deposits of Premier on February 9, 2001 totaled approximately $1.8 billion, $1.0 billion and $1.4 billion, respectively. The transaction has been accounted for using the purchase method of accounting and, accordingly, operations acquired from Premier have been included in the Company’s financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $179 million of goodwill and $31 million of core deposit intangible. The goodwill is being amortized over twenty years using the straight-line method and the core deposit intangible is being amortized over seven years using an accelerated method.

The Company incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of approximately $8.0 million ($4.8 million net of applicable income taxes) during the three-month period ended March 31, 2001. There were no similar expenses incurred during the three-month period ended March 31, 2000.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”) issued $310 million of preferred capital securities. Including the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of the common securities of Trust III, the preferred capital securities had a financial statement carrying value of approximately $318 million at March 31, 2001 and December 31, 2000.

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

Holders of the Capital Securities receive preferential cumulative cash distributions semi-annually on each distribution date at the stated distribution rate unless M&T, in the case of Trust I and Trust II, or Olympia, in the case of

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Borrowings, continued

Trust III, exercises the right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods, in which case payment of distributions on the respective Capital Securities will be deferred for a comparable period. During an extended interest period, M&T and/or Olympia may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of the respective company’s capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T in the case of Trust I and Trust II and Olympia in the case of Trust III of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of M&T and Olympia.

The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events (“Events”) set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after the stated optional redemption dates (February 1, 2007 in the case of Trust I and Trust III, and June 1, 2007 in the case of Trust II) contemporaneously with the Company’s optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at M&T’s option in the case of Trust I and Trust II and at Olympia’s option in the case of Trust III (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities upon their early redemption will be expressed as a percentage of the liquidation amount plus accumulated but unpaid distributions. In the case of Trust I, such percentage adjusts annually and ranges from 104.117% at February 1, 2007 to 100.412% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007. In the case of Trust II, such percentage adjusts annually and ranges from 104.139% at June 1, 2007 to 100.414% for the annual period ending May 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to June 1, 2007. In the case of Trust III, such percentage adjusts annually and ranges from 104.625% at February 1, 2007 to 100.463% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 19 to the Company’s consolidated financial statements as of and for the year ended December 31, 2000. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Segment information, continued

institutions. Information about the Company’s segments is presented in the following table:

	Three months ended March 31

	2001			2000

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

	(in thousands)
Commercial Banking	$70,286	187	29,164	51,031	87	21,494
Commercial Real Estate	38,158	194	19,675	33,265	201	17,244
Discretionary Portfolio	18,446	1,067	11,050	16,179	(94)	8,389
Residential Mortgage Banking	43,976	9,008	8,962	24,746	5,215	1,855
Retail Banking	201,313	2,858	52,664	127,981	2,434	33,104
All Other	11,529	(13,314)	(37,849)	13,923	(7,843)	(13,851)

Total	$383,708	—	83,666	267,125	—	68,235

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The taxable-equivalent adjustment aggregated $4,387,000 and $2,206,000 for the three-month periods ended March 31, 2001 and 2000, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

	Average total assets

	Three months ended
	March 31,		Year ended
			December 31,
	2001	2000	2000

	(in millions)
Commercial Banking	$6,586	4,784	5,274
Commercial Real Estate	5,537	4,585	4,839
Discretionary Portfolio	7,419	6,944	6,431
Residential Mortgage Banking	1,097	528	662
Retail Banking	7,390	4,503	5,186
All Other	1,849	1,094	1,266

Total	$29,878	22,438	23,658

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

Overview

M&T Bank Corporation (“M&T”) earned $83.7 million in the first quarter of 2001, up 23% from the year-earlier quarter when net income was $68.2 million. Diluted earnings per common share were $.85 in the recently completed quarter, down slightly from $.86 in the first quarter of 2000. Net income was $72.0 million or $.76 of diluted earnings per common share in the fourth quarter of 2000. Basic earnings per common share also declined $.01 to $.88 in the initial quarter of 2001 from $.89 in the corresponding 2000 quarter, but were 13% higher than the $.78 earned in the final 2000 quarter. The after-tax impact of nonrecurring merger-related expenses associated with M&T’s merger and acquisition activity described below was $4.8 million or $.05 of diluted and basic earnings per share in the first 2001 quarter, compared with $14.3 million or $.15 of diluted and basic earnings per share in the fourth quarter of 2000. There were no similar expenses in the first quarter of 2000.

     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the first quarter of 2001 was 1.14%, compared with 1.22% in the corresponding quarter of 2000 and 1.01% in the final quarter of 2000. The annualized return on average common stockholders’ equity was 11.84% in the recent quarter, compared with 15.14% and 11.03% in the first and fourth quarters of 2000, respectively.

     On February 9, 2001, M&T acquired Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York. Premier National Bank, Premier’s bank subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal bank subsidiary, on that date. Premier National Bank operated 34 banking offices in the mid-Hudson Valley region of New York State. As of the merger date, assets acquired totaled approximately $1.8 billion, including approximately $1.0 billion of loans and leases, and liabilities assumed were approximately $1.5 billion, including approximately $1.4 billion of deposits. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operations acquired from Premier have been included in M&T’s financial results subsequent to the acquisition date. Premier’s stockholders received $171 million in cash and 2,440,812 shares of M&T common stock in exchange for the Premier shares outstanding at the time of the acquisition. In connection with the acquisition, the Company recorded approximately $210 million of goodwill and core deposit intangible.

     On October 6, 2000, M&T completed the acquisition of Keystone Financial, Inc. (“Keystone”), a bank holding company headquartered in Harrisburg, Pennsylvania. Keystone Financial Bank, N.A., Keystone’s bank subsidiary, was merged into M&T Bank on that date. Keystone Financial Bank, N.A. operated banking offices in Pennsylvania, Maryland and West Virginia. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operations acquired from Keystone have been included in M&T’s financial results subsequent to the acquisition date. Keystone’s stockholders received $375 million in cash and 15,900,292 shares of M&T common stock in exchange for the Keystone shares outstanding at the time of acquisition. As of the merger date, assets acquired totaled approximately $7.4 billion and included $4.8 billion of loans and leases and $1.2 billion of investment securities, and liabilities assumed were approximately $6.4 billion and included $5.2 billion of deposits. The Company recorded approximately $615 million of goodwill and core deposit intangible as a result of the Keystone acquisition.

     In connection with the acquisitions described above, the Company incurred nonrecurring expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the operations of M&T Bank. Nonrecurring expenses associated with the Premier and Keystone acquisitions totaled approximately $8.0 million ($4.8 million after-tax) during the first quarter of 2001, compared with $22.3 million

($14.3 million after-tax) during the fourth quarter of 2000.

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction.

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

      The January 1, 2001 transition adjustment prescribed by SFAS No. 133 was not material to the Company’s consolidated financial position or its results of operations. As a result of adopting the provisions of SFAS No. 133, hedged residential real estate loans held for sale, commitments to originate loans for sale, and commitments to sell loans are now generally recorded in the consolidated balance sheet at estimated fair market value, rather than at the lower of aggregate cost or fair market value, which was the Company’s policy prior to January 1, 2001. As a result, included in mortgage banking revenues in the first quarter of 2001 were unrealized pre-tax gains related to loans held for sale, commitments to originate loans for sale, and commitments to sell loans of approximately $5.8 million ($3.5 million after-tax). The impact on the Company’s results of operations resulting from the adoption of SFAS No. 133 as related to the Company’s use of interest rate swaps to manage interest rate risk associated with other earning assets and interest-bearing liabilities was not significant.

Cash Operating Results

Unlike many other banking companies, M&T has accounted for substantially all of its business combinations using the purchase method of accounting. As a result, the Company had recorded intangible assets consisting predominately of goodwill and core deposit intangible totaling $1.4 billion at March 31, 2001, $1.2 billion at December 31, 2000 and $638 million at March 31, 2000. Included in such intangible assets at March 31, 2001, December 31, 2000 and March 31, 2000 was goodwill of $1.2 billion, $1.0 billion and $562 million, respectively. Amortization of goodwill and core deposit intangible was $29.8 million and $14.4 million in the first quarter of 2001 and 2000, respectively, and $27.3 million in the fourth quarter of 2000. Included in such amounts was amortization of goodwill of $16.6 million in the first quarter of 2001, compared with $9.5 million and $15.3 million in the first and fourth quarters of 2000, respectively. Since the amortization of goodwill and core deposit intangible does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a “cash” or “tangible” basis (which excludes the after-tax effect of amortization of goodwill and core deposit intangible and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein do not exclude the effect of other non-cash operating expenses such as depreciation, provision for credit losses, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis data does, however, exclude the after-tax impact of nonrecurring merger-related expenses associated with acquisitions.

      Cash net income grew 41% to $112.4 million in the first quarter of 2001 from $79.8 million in the year-earlier quarter. Diluted cash earnings per share for the recent quarter were $1.14, up 14% from $1.00 in the first quarter of 2000. Cash net income and diluted cash earnings per share were $108.1 million and $1.14, respectively, in the fourth quarter of 2000.

      Cash return on average tangible assets was an annualized 1.59% in the recent quarter, compared with 1.47% and 1.57% in the first and fourth quarters of 2000, respectively. Cash return on average tangible common equity was an annualized 27.93% in the initial quarter of 2001, compared with 26.95% in the year-earlier quarter and 28.93% in the final quarter of 2000. Including the effect of merger-related expenses, the annualized cash returns on average tangible assets for the first quarter of 2001 and the final 2000 quarter were 1.52% and 1.36%, respectively. On the same basis, the annualized cash returns on average tangible common stockholders’ equity for the initial 2001 quarter and the fourth quarter of 2000 were 26.73% and 25.11%, respectively.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income increased to $276.4 million in the first quarter of 2001, up 40% from $197.3 million in the corresponding 2000 quarter and 6% higher than the $261.8 million earned in the fourth quarter of 2000. Growth in average loans and leases contributed significantly to the improvement in net interest income. Average loans and leases increased $5.9 billion, or 34%, to $23.4 billion in the initial 2001 quarter from $17.5 billion in the year-earlier quarter. Average loans and leases in the recent quarter were $1.3 billion, or 6%, higher than in the fourth quarter of 2000. The primary reason for the higher loan balances was the loans and leases obtained in the Keystone and Premier acquisitions. Loans and leases obtained in the Keystone merger totaled $4.8 billion on the October 6, 2000 acquisition date and included approximately $1.2 billion of commercial loans, $1.3 billion of commercial real estate loans, $1.1 billion of residential mortgage loans and $1.2 billion of consumer loans and leases. The Premier transaction added $994 million of loans as of the February 9, 2001 acquisition date, consisting of $127 million of commercial loans, $317 million of commercial real estate loans, $356 million of residential real estate loans, and $194 million of consumer loans. These factors were partially offset by the impact of the securitization of approximately $1.0 billion of residential mortgage loans during the second quarter of 2000. The resulting mortgage-backed securities, which are fully guaranteed by the Federal National Mortgage Association, are included in the Company’s portfolio of available-for-sale investment securities. As described later, an expansion in the recent quarter of the Company’s net interest spread, or the difference between the taxable equivalent yield on earning assets and the rate paid on interest-bearing liabilities, also contributed to growth in net interest income. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)
Dollars in millions

		Percent
		increase from

	1st Qtr.	1st Qtr.	4th Qtr.
	2001	2000	2000

Commercial, financial, etc.	$5,178	38%	5%
Real estate — commercial	8,935	36	4
Real estate — consumer	4,991	23	8
Consumer
Automobile	1,843	34	9
Home equity	1,160	29	5
Other	1,285	56	4

Total consumer	4,288	38	6

Total	$23,392	34%	6%

      Average investment securities were $3.5 billion in the first quarter of 2001, compared with $2.0 billion in the first quarter of 2000 and $3.6 billion in the fourth quarter of 2000. Investment securities obtained in the Keystone and Premier acquisitions added approximately $447 million and $223 million, respectively, to the average balance in the first quarter of 2001. The remaining increase over the year-earlier period was generally the result of the previously described securitization of approximately $1.0 billion of residential mortgage loans during the second quarter of 2000. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations, commercial real estate mortgage-backed securities, and shorter-term U.S. Treasury notes. The Company has also invested in debt securities issued by municipalities and debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to prepayment and other risks assumed. In managing its investment securities portfolio, the Company occasionally sells investment securities following completion of a business combination, or, as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security.

      Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, Federal funds sold and agreements to resell securities, averaged $75 million in the initial quarter of 2001, compared with $669 million and $46 million in the first and fourth quarters of 2000, respectively. In general, the size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

      As a result of the changes described herein, average earning assets totaled $26.9 billion in the first quarter of 2001, up 34% from $20.1 billion in the year-earlier quarter and up 5% from $25.7 billion in the fourth quarter of 2000.

      Core deposits, consisting of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000, represent the most significant source of funding to the Company and generally carry lower interest rates than wholesale funds of comparable maturities. The Company’s branch network is the principal source of core deposits. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T, are also included in core deposits. Average core deposits increased to $17.5 billion in the first quarter of 2001 from $12.5 billion in the corresponding quarter of 2000. Core deposits obtained in the Keystone and Premier transactions as of the respective acquisition dates were $4.7 billion and $1.2 billion, respectively. Core deposits averaged $16.8 billion in the final quarter of 2000. The accompanying table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent
		increase from

	1st Qtr.	1st Qtr.	4th Qtr.
	2001	2000	2000

NOW accounts	$717	66%	3%
Savings deposits	6,765	27	9
Time deposits less than $100,000	6,828	48	1
Noninterest-bearing deposits	3,186	51	—

Total	$17,496	40%	4%

      The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered certificates of deposit. Brokered deposits have been used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $521 million during the first quarter of 2001, compared with $864 million and $536 million in the first and fourth quarters of 2000, respectively. At March 31, 2001, brokered deposits totaled $512 million and had a weighted average remaining term to maturity of 1.1 years. Certain of the brokered deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms similar to the amounts and terms of many of the brokered deposits. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

      The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $2.5 billion in both the recent quarter and the final quarter of 2000, compared with $2.8 billion in the first quarter of 2000. Long-term borrowings averaged $3.4 billion in the first quarter of 2001, compared with $1.8 billion in the first quarter of 2000 and $3.0 billion in 2000’s fourth quarter. Included in average long-term borrowings were amounts borrowed from the FHLB of $2.3 billion in the first quarter of 2001, $1.3 billion in the first quarter of 2000 and $1.9 billion in the fourth quarter of 2000. Also included in average long-term borrowings were $318 million of trust preferred securities issued in 1997. Further information regarding the trust preferred securities is provided in note 6 of Notes to Financial Statements. Also included in average long-term borrowings were subordinated capital notes of $674 million in the recently completed quarter, compared with $175 million and $653 million in the first and fourth quarters of 2000, respectively. In connection with the acquisitions of Keystone and Premier, M&T Bank issued $500 million of 8% subordinated capital notes on October 5, 2000.

      Net interest income is impacted by changes in the composition of the Company’s earning assets and interest-bearing liabilities, as described herein, as well as changes in interest rates and spreads. Net interest spread was 3.55% in the initial quarter of 2001, compared with 3.37% in the year-earlier quarter. The yield on earning assets was 8.33% during the first quarter of 2001, up 32 basis points (hundredths of one percent) from 8.01% in the first quarter of 2000. The rate paid on interest-bearing liabilities increased 14 basis points to 4.78% in the recent quarter, from 4.64% in the first quarter of 2000. As a result of lower levels of interest rates following actions taken by the Federal Reserve during the first quarter of 2001, the rate paid by the Company on interest-bearing liabilities decreased 34 basis points from 5.12% in the fourth quarter of 2000. In comparison to such decrease in the rate paid on interest-bearing liabilities, the Company’s yield on earning assets decreased by 14 basis points. The impact of the more rapid repricing of interest-bearing liabilities than earning assets contributed to an improvement in the net interest spread of 20 basis points from the last 2000 quarter to the initial 2001 quarter.

      Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit intangible. Average interest-free funds totaled $3.5 billion in the first quarter of 2001 and the fourth quarter of 2000, up from $2.5 billion in the first 2000 quarter, largely the result of the Keystone acquisition. Goodwill and core deposit intangible averaged $1.3 billion and $642 million during the first quarter of 2001 and 2000, respectively, and $1.2 billion during the final 2000 quarter. The cash surrender value of bank owned life insurance averaged $561 million and $414 million in the first quarter of 2001 and 2000, respectively, and $547 million in the fourth quarter of 2000. Tax-exempt income earned from increases in the cash surrender value of bank owned life insurance is not included in interest income, but rather is recorded in “other revenues from operations.”

      The contribution of net interest free funds to net interest margin, or taxable equivalent net interest income expressed as an annualized percentage of average earning assets, was .61% in the initial quarter of 2001, compared with .57% in the first quarter of 2000 and .70% in 2000’s final quarter. The higher contribution to net interest margin of net interest-free funds in the first quarter of 2001 compared with the first quarter of 2000 was due largely to the 14 basis point increase in the average rate paid on interest-bearing liabilities that were used to impute such contribution. The 9 basis point decrease in the contribution of net interest free funds in the recent quarter as compared with the fourth quarter of 2000 was due, in part, to a 34 basis point drop in the average rate paid on interest-bearing liabilities.

      As a result of the changes described herein, the Company’s net interest margin was 4.16% in 2001’s initial quarter, up from 3.94% in the comparable quarter of 2000 and 4.05% in the fourth quarter of 2000.

      As part of the management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of March 31, 2001 and 2000 was $511 million and $1.2 billion, respectively, and $534 million as of December 31, 2000. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates and makes payments at variable rates. In anticipation of the previously noted issuance of $500 million of fixed-rate subordinated notes in October 2000, the Company terminated certain interest rate swap agreements, including forward-starting swaps, with an aggregate notional amount of approximately $421 million. Under the terms of the terminated swaps, the Company would have made fixed-rate payments and received variable-rate payments.

      As noted earlier, the Company adopted SFAS No. 133 on January 1, 2001. As a result, the Company’s currently existing interest rate swap agreements have been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap) and changes in the fair value of the hedged item are recorded in the Company’s balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swaps and the hedged items represents hedge ineffectiveness and is recorded in “Other revenues from operations” in the Company’s consolidated statement of income. The amount of hedge ineffectiveness recognized in the first quarter of 2001 was not material to the Company’s results of operations. The estimated fair value of interest rate swaps entered into for interest rate risk management purposes was approximately $5 million at March 31, 2001 and was substantially offset by unrealized losses on the fair value of the hedged items. The changes in the fair market values of the interest rate swaps and the hedged items result from the effects of changing interest rates. Prior to the adoption of SFAS No. 133, the fair value of interest rate swaps entered into for interest rate risk management purposes was not recorded in the Company’s consolidated balance sheet. The unrecognized fair value gain associated with such interest rate swaps was approximately $20 million at March 31, 2000 and $1 million at December 31, 2000.

      At March 31, 2001, the weighted average rates to be received and paid under interest rate swap agreements currently in effect were 6.37% and 5.45%, respectively. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS

Dollars in thousands

	Three months ended March 31

	2001		2000

	Amount	Rate *	Amount	Rate *

Increase (decrease) in:
Interest income	$(21)	—%	$636	.01%
Interest expense	(312)	(.01)	(395)	(.01)

Net interest income/margin	$291	—%	$1,031	.02%

Average notional amount **	$523,600		$1,389,291

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**  Excludes forward-starting interest rate swaps.

      As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating costs, and to be used for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, as well as other available borrowing facilities. As previously noted, M&T Bank issued $500 million of 8% subordinated capital notes in October 2000 that provided liquidity and facilitated the acquisitions of Keystone and Premier. M&T’s primary source of funds to pay for operating expenses, stockholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of this test, at March 31, 2001, approximately $478 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flows were augmented in 1997 by the proceeds from issuance of trust preferred securities. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at March 31, 2001.

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

      The accompanying table as of March 31, 2001 and December 31, 2000 displays the estimated impact on net interest income from non-trading financial instruments resulting from changes in interest rates during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES
(dollars in thousands)

	Calculated increase (decrease)
	in projected net interest income

Changes in Interest Rates	March 31, 2001	December 31, 2000

+200 basis points	$(10,883)	6,040
+100 basis points	(3,769)	(5,471)
-100 basis points	(2,554)	(12,494)
-200 basis points	(1,965)	(14,878)

      Many assumptions were utilized by the Company to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumed gradual changes in rates of 100 and 200 basis points up and down during a twelve-month period. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of interest rate changes and changes in market conditions, as well as any actions, such as those previously described, which management may take to counter such changes.

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

      The notional amounts of interest rate and foreign currency and other option and futures trading contracts totaled $926 million and $280 million, respectively, at March 31, 2001, $2.4 billion and $728 million, respectively, at March 31, 2000, and $769 million and $293 million, respectively, at December 31, 2000. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $44 million and $31 million, respectively, at March 31, 2001, $646 million and $632 million, respectively, at March 31, 2000, and $37 million and $22 million, respectively, at December 31, 2000. Included in trading account assets at March 31, 2000 were mortgage-backed securities that served as collateral securing certain money market assets. The obligations to return such collateral were recorded in noninterest-bearing trading account liabilities and were included in accrued interest and other liabilities in the Company’s consolidated balance sheet. The fair value of such collateral (and the related obligation to return collateral) was $588 million at March 31, 2000. Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

The purpose of the provision for credit losses is to adjust the Company’s allowance for credit losses to a level that is adequate to absorb losses inherent in the loan and lease portfolio. The provision for credit losses in the first quarter of 2001 was $18.5 million, up from $9.0 million in the year-earlier quarter and $14.0 million in 2000’s fourth quarter. Net loan charge-offs rose to $15.9 million in the recent quarter from $6.6 million and $12.1 million in the first and fourth quarters of 2000, respectively. Net charge-offs as an annualized percentage of average loans and leases were .28% in the recent quarter, compared with .15% and .22% in the first and fourth quarters of 2000, respectively. Net charge-offs of consumer loans in the recent quarter were $8.2 million, compared with $4.6 million in the first quarter of 2000 and $6.9 million in the final 2000 quarter. Net consumer loan charge-offs as an annualized percentage of average consumer loans and leases were .78% in the initial quarter of 2001, compared with .59% in the year-earlier period and .68% in 2000’s fourth quarter. Net charge-offs of commercial loans in the first quarter of 2001 totaled $2.1 million, compared with $1.4 million in the corresponding 2000 quarter and $2.5 million in the fourth quarter of 2000. Net commercial real estate loan charge-offs in the first quarter of 2001 were $4.1 million, compared with net recoveries of $.4 million in the initial 2000 quarter and net charge-offs of $1.2 million in the fourth quarter of 2000. Residential real estate loan net charge-offs were $1.5 million in the initial 2001 quarter, compared with $1.0 million in the year-earlier quarter and $1.4 million in the final quarter of 2000.

      Nonperforming loans, consisting of nonaccrual and restructured loans, totaled $160.8 million or .67% of total loans and leases outstanding at March 31, 2001, compared with $67.0 million or .38% a year earlier and $110.6 million or .49% at December 31, 2000. The increase at March 31, 2001 as compared with a year earlier reflects the inclusion of approximately $55 million of nonperforming loans acquired in the Keystone merger on October 6, 2000. The higher level of nonperforming loans at March 31, 2001 compared with the December 31, 2000 total was due, in part, to the inclusion at the recent quarter-end of two commercial loans having an aggregate outstanding balance of $23.5 million, approximately $6 million of nonperforming loans acquired in the Premier merger on February 9, 2001, and $12.4 million resulting from a change in the classification of certain past due consumer loans, as described later. Accruing loans past due 90 days or more totaled $141.4 million or .58% of total loans and leases at March 31, 2001, compared with $29.4 million or .17% at March 31, 2000 and $141.8 million or .62% at December 31, 2000. The higher levels of such loans at March 31, 2001 and December 31, 2000 as compared with March 31, 2000 resulted largely from the inclusion of one-to-four family residential mortgage loans serviced by the Company and repurchased during the fourth quarter of 2000 and the first quarter of 2001 from the Government National Mortgage Association (“GNMA”). The repurchased loans totaled $101 million and $87 million as of March 31,

2001 and December 31, 2000, respectively. The outstanding principal balances of such loans are fully guaranteed by government agencies. The loans were repurchased to reduce servicing costs associated with the loans, including a requirement to advance principal and interest payments to GNMA that had not been received from individual mortgagors.

      Nonperforming commercial real estate loans totaled $43.4 million at March 31, 2001, $12.3 million at March 31, 2000 and $37.0 million at December 31, 2000. Commercial real estate loans acquired in the Keystone merger that were classified as nonperforming at March 31, 2001 and December 31, 2000 were $29.7 million and $23.0 million, respectively. Nonperforming commercial real estate loans obtained in the Premier transaction totaled $3.8 million at March 31, 2001.

      Nonperforming consumer loans and leases totaled $21.3 million at March 31, 2001, compared with $11.5 million at March 31, 2000 and $12.1 million at December 31, 2000. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .48% at March 31, 2001, compared with .37% at March 31, 2000 and .29% at December 31, 2000. During the first quarter of 2001, the Company began classifying non-guaranteed consumer loans and leases past due 90 days or more as nonaccrual. Previously, such loans accrued interest until the loan balances were charged off. The change in classification did not have a material effect on the Company’s results of operations or its financial condition.

      Nonperforming residential real estate loans totaled $43.1 million and $24.3 million at March 31, 2001 and 2000, respectively, and $36.0 million at December 31, 2000. Residential real estate loans past due 90 days or more and accruing interest totaled $124.8 million at March 31, 2001, compared with $13.0 million a year earlier and $115.3 million at December 31, 2000. The higher level of such loans at March 31, 2001 and December 31, 2000 as compared with March 31, 2000 resulted largely from the inclusion of the previously discussed loans repurchased from GNMA. The repurchased loans are fully guaranteed by government agencies.

      Commercial loans and leases classified as nonperforming aggregated $53.1 million at March 31, 2001, $25.5 million at December 31, 2000 and $19.1 million at March 31, 2000. Commercial loans acquired in the Keystone merger that were classified as nonperforming at March 31, 2001 and December 31, 2000 were $8.2 million and $12.7 million, respectively. At March 31, 2001, nonperforming commercial loans obtained in the February 9, 2001 acquisition of Premier were $.8 million.

      Assets acquired in settlement of defaulted loans were $13.1 million at March 31, 2001, compared with $9.2 million at March 31, 2000 and $13.6 million at December 31, 2000.

      A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA

Dollars in thousands

	2001	2000 Quarters
	First Quarter	Fourth	Third	Second	First

Nonaccrual loans	$151,927	100,951	52,640	53,802	58,060
Renegotiated loans	8,864	9,688	9,159	8,877	8,910

Total nonperforming loans	160,791	110,639	61,799	62,679	66,970
Real estate and other assets owned	13,099	13,619	8,631	8,415	9,244

Total nonperforming assets	$173,890	124,258	70,430	71,094	76,214

Accruing loans past due 90 days or more*	$141,355	141,843	30,430	28,584	29,407

Government guaranteed nonperforming loans included in totals above
Nonperforming loans	$9,757	8,625	7,265	5,977	5,239
Accruing loans past due 90 days or more	112,224	102,505	11,911	13,632	11,917

Nonperforming loans to total loans and leases, net of unearned discount	.67%	.49%	.36%	.37%	.38%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.72%	.55%	.41%	.42%	.43%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.58%	.62%	.18%	.17%	.17%

* Primarily residential mortgage loans and consumer loans.

      The allowance for credit losses was $399.4 million, or 1.65% of total loans and leases at March 31, 2001, compared with $318.6 million or 1.80% a year earlier and $374.7 million or 1.65% at December 31, 2000. The ratio of the allowance for credit losses to nonperforming loans was 248% at the most recent quarter-end, compared with 476% a year earlier and 339% at December 31, 2000. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each date. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Management cautiously evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when assessing the adequacy of the Company’s allowance for credit losses at March 31, 2001. In addition to the impact of acquisitions, factors considered by management when performing such assessment included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in Pennsylvania that did not experience the same degree of economic growth experienced by the vast majority of other regions of the country in recent years; and (iii) significant growth in loans to individual consumers. Based upon the results of such review, management believes that the allowance for credit losses at

March 31, 2001 was adequate to absorb credit losses inherent in the portfolio as of that date.

Other Income

Other income totaled $111.7 million in the first quarter of 2001, compared with $72.0 million in the year-earlier quarter and $102.8 million in the final 2000 quarter. Approximately 55% of the increase from the first quarter of 2000 to the first quarter of 2001 was attributable to revenues related to operations and/or market areas associated with the Keystone acquisition.

      Mortgage banking revenues totaled $25.7 million in the initial 2001 quarter, compared with $14.6 million in the corresponding 2000 quarter and $17.6 million in the fourth quarter of 2000. The increase in revenues as compared with the year-earlier quarter was due, in part, to the impact of lower interest rates on residential mortgage loan origination volume and the implementation of SFAS No. 133. In particular, mortgage banking revenues in the first quarter of 2001 reflected a generally favorable interest rate environment for borrowers, whereas higher interest rates initiated by the Federal Reserve in the second half of 1999 and first quarter of 2000 negatively impacted mortgage loan origination volume in the first quarter of 2000. Residential mortgage loans originated for sale to other investors totaled $978 million during the first quarter of 2001, compared with $409 million in 2000’s first quarter and $775 million in the fourth 2000 quarter. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans and related commitments to originate and commitments to sell such loans at fair market value aggregated $12.7 million in the recently completed quarter. Realized gains from the sale of residential mortgage loans and loan servicing rights were $6.7 million in the first quarter of 2000 and $6.3 million in the final quarter of 2000. As noted earlier, SFAS No. 133 requires that changes in the fair value of hedged residential mortgage loans originated for sale and related commitments to sell and commitments to originate residential mortgage loans be recorded in the Company’s results of operations. Such unrealized gains totaled approximately $5.8 million (pre-tax) in the first quarter of 2001. Prior to the adoption of SFAS No. 133, such items were recorded in the consolidated balance sheet at the lower of aggregate cost or fair market value. Residential mortgage loan servicing fees were $10.2 million in the recent quarter, compared with $6.4 million a year earlier and $9.7 million in 2000’s fourth quarter. Including approximately $939 million and $117 million of loans previously serviced by Keystone and Premier, respectively, residential mortgage loans serviced for others totaled $9.7 billion at March 31, 2001 and December 31, 2000, and $7.4 billion at March 31, 2000. Capitalized servicing assets were $99 million at March 31, 2001, compared with $64 million at March 31, 2000 and $101 million at December 31, 2000. Residential mortgage loans held for sale totaled $659 million and $180 million at March 31, 2001 and 2000, respectively, and $525 million at December 31, 2000.

      Service charges on deposit accounts were $32.5 million in the first quarter of 2001, up 59% from $20.5 million in the corresponding quarter of the previous year, and 11% higher than $29.4 million in the fourth quarter of 2000. The higher levels of income in the fourth quarter of 2000 and first quarter of 2001 were largely the result of the impact of acquisitions. Trust income totaled $15.8 million in the recent quarter and $15.6 million in the fourth quarter of 2000, up from $10.0 million in last year’s first quarter, largely the result of the Keystone acquisition. Brokerage services income, which is comprised of revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $10.0 million in the recent quarter, compared with $9.4 million in 2000’s initial quarter and $8.2 million in the fourth quarter of 2000. Trading account and foreign exchange activity resulted in gains of $802 thousand in the first quarter of 2001, compared with gains of $294 thousand in the corresponding quarter of 2000 and $776 thousand in 2000’s final quarter. Other revenues from operations totaled $26.8 million in the recent quarter, compared with $17.3 million in the corresponding quarter of 2000 and $34.4 million in the fourth quarter of

2000.  Included in other revenues from operations is tax-exempt income from bank owned life insurance, which represents increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $7.8 million in 2001’s first quarter and 2000’s final quarter, compared with $5.6 million in the first quarter of 2000. The remaining increase in other revenues from operations from the first quarter of 2000 to the recent quarter was largely due to the impact of the Keystone acquisition. Other revenues from operations in the fourth quarter of 2000 included a net gain of $9 million resulting from a $13.5 million gain from the sale of equipment previously leased to a commercial customer and an accrual of $4.5 million for losses associated with selling automobiles and other vehicles leased to retail customers.

Other Expense

Operating expenses, which exclude amortization of goodwill and core deposit intangible as well as merger-related expenses were $197.0 million in the initial quarter of 2001, compared with $136.2 million in the year-earlier quarter and $184.6 million in the fourth quarter of 2000. Expenses related to acquired operations significantly contributed to the higher expense levels in the initial quarter of 2001 and the final 2000 quarter compared with the first quarter of 2000. However, since the operating systems and support operations related to Keystone and Premier have been combined with those of the Company, the Company’s operating expenses cannot be precisely divided between or attributed directly to the acquired operations or to the Company as it existed prior to each transaction. Components of other expense considered to be non-operating in nature and therefore excluded from the operating expense totals noted above were amortization of goodwill and core deposit intangible of $29.8 million in the first quarter of 2001, $14.4 million in the year-earlier quarter and $27.3 million in the fourth quarter of 2000; and merger-related expenses of $8.0 million in the recent quarter and $22.3 million in 2000’s fourth quarter. There were no merger-related expenses in the first quarter of 2000.

      Salaries and employee benefits expense was $105.9 million in the recent quarter, 38% higher than the $76.7 million in the corresponding 2000 quarter and 6% above the $99.5 million in the fourth quarter of 2000. The most significant factor contributing to the higher expense level in the initial 2001 quarter over 2000’s first quarter were salaries and benefits associated with the acquired operations of Keystone and Premier. The higher level of expenses in the first quarter of 2001 compared with the final 2000 quarter was due, in part, to salaries and benefits associated with the operations acquired from Premier.

      Excluding the non-operating expense items previously noted, nonpersonnel expense totaled $91.4 million in the recent quarter, compared with $59.5 million in the first quarter of 2000 and $87.0 million in 2000’s fourth quarter. Approximately two-thirds of the increase from the year-earlier period resulted from expenses relating to the acquired operations of Keystone and Premier.

      The Company’s cash efficiency ratio, or operating expense (excluding amortization of goodwill and core deposit intangible and merger-related expenses) divided by the sum of taxable-equivalent net interest income and other income (excluding gains from sales of bank investment securities) was 50.8% during the recent quarter, 50.6% during the first quarter of 2000 and 50.2% in 2000’s final quarter.

Capital

Stockholders’ equity at March 31, 2001 was $3.0 billion or 9.68% of total assets, compared with $1.8 billion or 8.05% of total assets a year earlier and $2.7 billion or 9.33% at December 31, 2000. Stockholders’ equity per share was $30.84 at March 31, 2001, up from $23.83 and $28.93 at March 31 and December 31, 2000, respectively. Excluding goodwill and core deposit intangible, net of applicable tax effect, tangible equity per share was $17.33 at March 31, 2001, compared with $15.79 a year earlier and $16.74 at December 31, 2000. To complete the acquisitions of Premier on February 9, 2001 and Keystone on October 6, 2000, M&T issued 2,440,812 and 15,900,292 shares of common stock, respectively, and assumed employee stock options to purchase 224,734 and 1,259,493 shares of M&T common stock, respectively. Accordingly, as of the respective acquisition date, stockholders’ equity increased by $664 million in connection with the Keystone acquisition and by $176 million in connection with the Premier acquisition.

      Stockholders’ equity at March 31, 2001 reflected $21.1 million, or $.22 per share, for the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with unrealized losses of $23.9 million or $.31 per share at March 31, 2000 and $432 thousand or $.01 per share at December 31, 2000. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale.

      Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $318 million carrying value of trust preferred securities. As of March 31, 2001, total capital further included $594 million of subordinated notes issued by M&T Bank. The capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of March 31, 2001 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

March 31, 2001

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.

Core capital	7.41%	7.30%	11.02%
Total capital	10.97%	10.91%	11.85%
Leverage	6.70%	6.66%	6.77%

      The Company’s rate of regulatory core capital generation, or cash net income (reduced by the impact of nonrecurring merger-related expenses) less dividends paid expressed as an annualized percentage of regulatory “core capital” at the beginning of the period, was 18.58% during the first quarter of 2001, compared with 18.97% and 16.75% in the first and fourth quarters of 2000, respectively.

      M&T’s board of directors approved a plan in November 1999 authorizing the repurchase of up to 1,904,650 common shares for reissuance upon the possible future exercise of outstanding stock options. However, subsequent to entering into the agreement to acquire Keystone in May 2000, M&T had not been repurchasing stock, instead using the Company’s internal generation of capital to support the completed Keystone and Premier acquisitions. Prior to May 2000, M&T had repurchased 1,632,860 shares of common stock pursuant to such plan at an average cost of $42.74 per share. Repurchases of stock under the previously approved program recommenced during the second quarter of 2001.

Segment Information

The Commercial Banking segment’s net income was $29.2 million in the first quarter of 2001, up from $21.5 million in the comparable 2000 quarter and $28.7 million in the fourth quarter of 2000. The major factor in the increase from the year-earlier period was a $16.4 million increase in net interest income, due to a 37% increase in average loans outstanding, offset in part by a $3.4 million increase in the provision for credit losses. Approximately two-thirds of the increase in loans outstanding was attributable to the Keystone acquisition. The increase in the provision for credit losses was due to higher net charge-offs. The increase in net income in the recent quarter compared with the fourth quarter of 2000 was due to higher revenues, primarily from higher net interest income of $3.2 million, the result of a widening of the net interest margin and higher average loans outstanding. Partially offsetting the higher revenues was a higher provision for credit losses of $3.4 million, the result of higher net charge-offs.

      The Commercial Real Estate segment contributed net income of $19.7 million in the recent quarter, compared with $17.2 million in the year-earlier period and $19.8 million in the final 2000 quarter. An increase of $4.9 million in net interest income, the result of a 21% increase in average loan balances, was the major factor in the improvement in earnings over the first quarter of 2000. Approximately one-half of the year-over-year increase was attributable to the Keystone acquisition.

      The Discretionary Portfolio segment earned $11.1 million in the initial 2001 quarter, up from $8.4 million and $8.9 million in the first and fourth quarters of 2000, respectively. The increase in net income from the first quarter of 2000 was due, in part, to an increase in tax-exempt income earned from bank-owned life insurance of $2.2 million and a $1.0 million increase in trading account and foreign exchange gains. The higher level of earnings in the recent quarter when compared with the fourth quarter of 2000 resulted from $3.1 million of losses incurred in the fourth quarter of 2000 from sales of bank investment securities.

      The Residential Mortgage Banking segment contributed net income of $9.0 million in the recent quarter, compared with $1.9 million in the first quarter of 2000 and $.5 million in the fourth quarter of 2000. The significantly higher level of earnings as compared with the first and fourth quarters of 2000 was due largely to the previously described adoption of SFAS No. 133. The increase from the year-earlier quarter also reflects higher residential mortgage loan origination volume and loan servicing fees.

      Retail Banking earned $52.7 million in 2001’s first quarter, up from $33.1 million in 2000’s comparable quarter and $49.5 million in the fourth quarter of 2000. Higher net interest income of $57.7 million, the result of increases in average loan and deposit balances and a higher net interest margin, offset in part by higher operating expenses of $34.6 million, were the leading factors contributing to the increase from the first quarter of 2000. The higher deposit and loan balances and operating expenses were largely the result of the Keystone and Premier acquisitions. Higher net interest income of $6.8 million, largely the result of higher loan and deposit balances outstanding and higher net interest margin, was the leading factor contributing to the increase in the recent quarter’s net income from the fourth quarter of 2000.

Recently Issued Accounting Standards Not Yet Adopted

In September 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Liabilities.” SFAS No. 140 replaces SFAS No. 125, which was issued in 1996 and had the same title. SFAS No. 140 revises standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures.

      SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. In general, SFAS No. 140 is to be applied prospectively. Earlier or retroactive application of its accounting provisions is generally not permitted. The adoption of

SFAS No. 140 will not have a material impact on the Company’s consolidated financial statements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2001 First quarter			2000 Fourth quarter			2000 Third quarter
Average balance in millions;	Average		Average	Average		Average	Average		Average
interest in thousands	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets Loans and leases, net of unearned
discount*
Commercial, financial, etc.	$5,178	$107,830	8.45%	4,926	111,700	9.02%	3,978	90,407	9.04%
Real estate — commercial	8,935	188,067	8.42	8,572	186,371	8.70	6,867	147,932	8.62
Real estate — consumer	4,991	99,295	7.96	4,604	93,660	8.14	3,061	61,053	7.98
Consumer	4,288	96,603	9.14	4,039	93,905	9.25	3,257	75,087	9.17

Total loans and leases, net	23,392	491,795	8.53	22,141	485,636	8.73	17,163	374,479	8.68

Money-market assets Interest-bearing deposits at banks	3	37	4.59	18	264	5.75	1	20	4.64
Federal funds sold and agreements to resell securities	59	787	5.48	13	220	6.76	15	250	6.74
Trading account	13	116	3.54	15	125	3.34	15	155	4.05

Total money-market assets	75	940	5.11	46	609	5.25	31	425	5.32

Investment securities**
U.S. Treasury and federal agencies	1,955	33,697	6.99	2,272	38,540	6.75	1,865	30,936	6.60
Obligations of states and political subdivisions	332	6,418	7.75	240	4,819	8.02	80	1,360	6.82
Other	1,183	20,115	6.89	1,047	18,741	7.12	959	17,012	7.05

Total investment securities	3,470	60,230	7.04	3,559	62,100	6.94	2,904	49,308	6.76

Total Earning Assets	26,937	552,965	8.33	25,746	548,345	8.47	20,098	424,212	8.40

Allowance for credit losses	(391)			(374)			(322)
Cash and due from banks	685			694			494
Other assets	2,647			2,421			1,553

Total assets	$29,878			28,487			21,823

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$717	3,185	1.80	695	3,692	2.11	402	1,235	1.22
Savings deposits	6,765	38,152	2.29	6,200	39,357	2.53	5,194	30,375	2.33
Time deposits	9,803	140,188	5.80	9,568	144,030	5.99	6,893	103,107	5.95
Deposits at foreign office	263	3,405	5.25	265	4,040	6.06	259	4,075	6.28

Total interest-bearing deposits	17,548	184,930	4.27	16,728	191,119	4.55	12,748	138,792	4.33

Short-term borrowings	2,452	34,269	5.67	2,486	41,260	6.60	2,952	49,221	6.63
Long-term borrowings	3,443	57,398	6.76	3,025	54,159	7.12	1,763	31,609	7.13

Total interest-bearing liabilities	23,443	276,597	4.78	22,239	286,538	5.12	17,463	219,622	5.00

Noninterest-bearing deposits	3,186			3,172			2,232
Other liabilities	383			480			235

Total liabilities	27,012			25,891			19,930

Stockholders’ equity	2,866			2,596			1,893

Total liabilities and stockholders’ equity	$29,878			28,487			21,823

Net interest spread			3.55			3.35			3.40
Contribution of interest-free funds			.61			.70			.65

Net interest income/margin on earning assets		$276,368	4.16%		261,807	4.05%		204,590	4.05%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.	(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2000 Second quarter			2000 First quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets Loans and leases, net of unearned discount*
Commercial, financial, etc.	$3,863	$85,127	8.86%	3,741	78,717	8.46%
Real estate — commercial	6,710	142,606	8.50	6,592	138,395	8.40
Real estate — consumer	3,464	66,340	7.66	4,062	75,862	7.47
Consumer	3,144	69,099	8.84	3,106	66,549	8.62

Total loans and leases, net	17,181	363,172	8.50	17,501	359,523	8.26

Money-market assets
Interest-bearing deposits at banks	2	14	3.82	1	10	3.34
Federal funds sold and agreements to resell securities	170	2,833	6.71	655	9,588	5.88
Trading account	41	662	6.38	13	127	4.00

Total money-market assets	213	3,509	6.63	669	9,725	5.84

Investment securities**
U.S. Treasury and federal agencies	1,488	24,063	6.50	778	11,565	5.98
Obligations of states and political subdivisions	86	1,393	6.51	82	1,318	6.41
Other	1,008	17,573	7.01	1,117	18,933	6.82

Total investment securities	2,582	43,029	6.70	1,977	31,816	6.47

Total earning assets	19,976	409,710	8.25	20,147	401,064	8.01

Allowance for credit losses	(320)			(318)
Cash and due from banks	474			482
Other assets	1,721			2,127

Total assets	$21,851			22,438

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$413	1,252	1.22	432	1,308	1.22
Savings deposits	5,299	30,770	2.34	5,331	31,723	2.39
Time deposits	7,067	100,281	5.71	7,155	98,248	5.52
Deposits at foreign office	252	3,754	5.98	226	3,046	5.41

Total interest-bearing deposits	13,031	136,057	4.20	13,144	134,325	4.11

Short-term borrowings	2,669	42,226	6.36	2,752	39,759	5.81
Long-term borrowings	1,775	30,423	6.89	1,775	29,647	6.72

Total interest-bearing liabilities	17,475	208,706	4.80	17,671	203,731	4.64

Noninterest-bearing deposits	2,175			2,113
Other liabilities	375			841

Total liabilities	20,025			20,625

Stockholders’ equity	1,826			1,813

Total liabilities and stockholders’ equity	$21,851			22,438

Net interest spread			3.45			3.37
Contribution of interest-free funds			.60			.57

Net interest income/margin on earning assets		$201,004	4.05%		197,333	3.94%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

QUARTERLY TRENDS

	2001	2000 Quarters

	First quarter	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$552,965	548,345	424,212	409,710	401,064
Interest expense	276,597	286,538	219,622	208,706	203,731

Net interest income	276,368	261,807	204,590	201,004	197,333
Less: provision for credit losses	18,500	14,000	9,000	6,000	9,000
Other income	111,727	102,778	76,514	73,382	71,998
Less: other expense	234,801	234,187	153,959	155,710	150,597

Income before income taxes	134,794	116,398	118,145	112,676	109,734
Applicable income taxes	46,741	40,672	41,397	38,888	39,293
Taxable-equivalent adjustment	4,387	3,759	2,332	2,250	2,206

Net income	$83,666	71,967	74,416	71,538	68,235

Per common share data
Basic earnings	.88	.78	.97	.93	.89
Diluted earnings	.85	.76	.94	.91	.86
Cash dividends	$.25	.25	.125	.125	.125
Average common shares outstanding
Basic	95,427	91,987	76,748	76,631	77,112
Diluted	98,605	95,088	79,417	78,876	79,222

Performance ratios, annualized
Return on Average assets	1.14%	1.01%	1.36%	1.32%	1.22%
Average common stockholders’ equity	11.84%	11.03%	15.64%	15.75%	15.14%
Net interest margin on average earning assets (taxable-equivalent basis)	4.16%	4.05%	4.05%	4.05%	3.94%
Nonperforming assets to total assets, at end of quarter	.56%	.43%	.32%	.33%	.33%
Efficiency ratio (a)	58.45%	57.61%	53.49%	56.75%	55.92%

Cash (tangible) operating results (b)
Net income (in thousands)	$112,391	108,100	87,758	82,937	79,844
Diluted net income per common share	1.14	1.14	1.11	1.05	1.00
Annualized return on
Average tangible assets	1.59%	1.57%	1.64%	1.57%	1.47%
Average tangible common stockholders’ equity	27.93%	28.93%	26.98%	27.46%	26.95%
Efficiency ratio (a)	50.77%	50.20%	48.57%	51.61%	50.57%

Balance sheet data
In millions, except per share
Average balances
Total assets	$29,878	28,487	21,823	21,851	22,438
Earning assets	26,937	25,746	20,098	19,976	20,147
Investment securities	3,470	3,559	2,904	2,582	1,977
Loans and leases, net of unearned discount	23,392	22,141	17,163	17,181	17,501
Deposits	20,734	19,900	14,980	15,206	15,257
Stockholders’ equity	2,866	2,596	1,893	1,826	1,813

At end of quarter
Total assets	$30,925	28,949	22,009	21,746	22,762
Earning assets	27,895	26,089	20,143	19,893	20,389
Investment securities	3,705	3,310	2,799	2,865	2,079
Loans and leases, net of unearned discount	24,168	22,743	17,324	16,949	17,703
Deposits	20,978	20,233	14,682	15,223	15,151
Stockholders’ equity	2,992	2,700	1,940	1,852	1,832
Equity per common share	30.84	28.93	25.22	24.18	23.83
Tangible equity per common share	17.33	16.74	17.52	16.28	15.79

Market price per common share
High	$69.99	68.42	52.29	47.50	45.81
Low	59.80	46.67	44.50	39.95	35.70
Closing	69.90	68.00	51.00	45.00	44.65

(a)	Excludes impact of nonrecurring merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      The 2001 Annual Meeting of Stockholders of M&T was held on April 17, 2001. At the 2001 Annual Meeting, stockholders elected twenty-five (25) directors, all of whom were then serving as directors of M&T, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was elected at the 2001 Annual Meeting.

	Number of Votes

Nominee	For	Withheld

William F. Allyn	81,220,271	7,029,703
Brent D. Baird	87,937,726	312,248
John H. Benisch	87,934,722	315,252
Robert J. Bennett	87,929,379	320,595
C. Angela Bontempo	87,880,447	369,527
Robert T. Brady	81,199,505	7,050,469
Patrick J. Callan	81,272,395	6,977,579
Carl L. Campbell	84,362,061	3,887,913
R. Carlos Carballada	87,540,843	709,131
T. Jefferson Cunningham III	85,573,667	2,676,307
Donald Devorris	87,422,022	827,952
Richard E. Garman	87,880,017	369,957
James V. Glynn	87,822,225	427,749
Daniel R. Hawbaker	87,804,852	445,122
Patrick W.E. Hodgson	87,849,720	400,254
Samuel T. Hubbard, Jr.	87,873,964	376,010
Richard G. King	87,783,703	466,271
Reginald B. Newman, II	87,858,187	391,787
Peter J. O’Donnell, Jr.	87,818,499	431,475
Jorge G. Pereira	87,913,720	336,254
Robert E. Sadler, Jr.	82,813,281	5,436,693
Stephen G. Sheetz	87,805,761	444,213
John L. Vensel	87,880,004	369,970
Herbert L. Washington	81,218,359	7,031,615
Robert G. Wilmers	82,698,413	5,551,561

Item 4. Submission of Matters to a Vote of Security Holders, continued.

      At the 2001 Annual Meeting, stockholders also approved the M&T Bank Corporation 2001 Stock Option Plan (“Stock Option Plan”). The following table presents the tabulation of the votes with respect to the Stock Option Plan.

Number of Votes

			Broker
For	Against	Abstain	Non-Votes

62,855,374	14,799,195	812,285	9,783,120

Item 5. Other Information.

      (None.)

Item 6. Exhibits and Reports on Form 8-K.

      (a)  The following exhibits are filed as a part of this report:

Exhibit
No.

4.1	Senior Indenture dated as of May 1, 1997 by and among Keystone Financial Mid-Atlantic Funding Corp., Olympia Financial Corp. (as successor by merger to Keystone Financial, Inc.), and Bankers Trust Company. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Keystone Financial Mid-Atlantic Funding Corp. and Keystone Financial, Inc. dated April 17, 1997 (File No. 333-25393).

      (b)  Reports on Form 8-K. On February 22, 2001, a Current Report on Form 8-K dated February 9, 2001 was filed to announce that M&T had consummated the acquisition of Premier and the merger of Premier National Bank into M&T Bank. Premier’s stockholders received approximately $171 million in cash and 2.44 million shares of M&T common stock in exchange for the Premier shares outstanding at the time of acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 15, 2001	By:	/s/ Michael P. Pinto

Michael P. Pinto
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.

4.1	Senior Indenture dated as of May 1, 1997 by and among Keystone Financial Mid-Atlantic Funding Corp., Olympia Financial Corp. (as successor by merger to Keystone Financial, Inc.), and Bankers Trust Company. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Keystone Financial Mid-Atlantic Funding Corp. and Keystone Financial, Inc. dated April 17, 1997 (File No. 333-25393).