Form 10-Q
period 2001-06-30
M&T BANK CORP
filed 2001-08-13
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
or
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

Yes   X       No

Number of shares of the registrant’s Common Stock, $.50 par value, outstanding as of the close of business on July 31, 2001: 96,381,161 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		June 30,	December 31,
Dollars in thousands, except per share		2001	2000

Assets	Cash and due from banks	$713,685	750,259
	Money-market assets
	Interest-bearing deposits at banks	3,848	3,102
	Federal funds sold and agreements to resell securities	29,780	17,261
	Trading account	36,771	37,431

	Total money-market assets	70,399	57,794

	Investment securities
	Available for sale (cost: $3,028,958 at June 30, 2001;
	$3,035,031 at December 31, 2000)	3,046,082	3,034,304
	Held to maturity (market value: $103,297 at June 30, 2001;
	$77,959 at December 31, 2000)	102,361	81,025
	Other (market value: $228,726 at June 30, 2001;
	$194,524 at December 31, 2000)	228,726	194,524

	Total investment securities	3,377,169	3,309,853

	Loans and leases	24,987,125	22,970,314
	Unearned discount	(212,697)	(227,500)
	Allowance for credit losses	(408,506)	(374,703)

	Loans and leases, net	24,365,922	22,368,111

	Premises and equipment	268,584	257,975
	Goodwill and core deposit intangible	1,347,951	1,199,407
	Accrued interest and other assets	1,058,436	1,006,057

	Total assets	$31,202,146	28,949,456

Liabilities	Noninterest-bearing deposits	$3,371,044	3,344,913
	NOW accounts	925,050	873,472
	Savings deposits	7,061,535	6,105,689
	Time deposits	8,354,380	9,664,088
	Deposits at foreign office	329,432	244,511

	Total deposits	20,041,441	20,232,673

	Federal funds purchased and agreements
	to repurchase securities	3,079,569	1,440,887
	Other short-term borrowings	891,785	631,937
	Accrued interest and other liabilities	475,600	528,958
	Long-term borrowings	3,727,043	3,414,516

	Total liabilities	28,215,438	26,248,971

Stockholders’ equity	Preferred stock, $1 par, 1,000,000 shares authorized,
	none outstanding	—	—
	Common stock, $.50 par, 150,000,000 shares authorized,
	97,139,347 shares issued at June 30, 2001;
	93,244,101 shares issued at December 31, 2000	48,570	46,622
	Common stock issuable, 135,366 shares at June 30, 2001;
	88,543 shares at December 31, 2000	6,400	4,077
	Additional paid-in capital	1,128,856	914,575
	Retained earnings	1,865,605	1,735,643
	Accumulated other comprehensive income, net	10,417	(432)
	Treasury stock — common, at cost — 935,406 shares at
	June 30, 2001; none at December 31, 2000	(73,140)	—

	Total stockholders’ equity	2,986,708	2,700,485

	Total liabilities and stockholders’ equity	$31,202,146	28,949,456

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended June 30		Six months ended June 30
In thousands, except per share		2001	2000	2001	2000

Interest income	Loans and leases, including fees	$483,955	362,435	$974,567	721,237
	Money-market assets
	Deposits at banks	29	14	66	24
	Federal funds sold and agreements
	to resell securities	164	2,833	951	12,421
	Trading account	82	646	184	757
	Investment securities
	Fully taxable	48,837	38,920	99,441	66,721
	Exempt from federal taxes	6,558	2,612	12,994	5,158

	Total interest income	539,625	407,460	1,088,203	806,318

Interest expense	NOW accounts	2,206	1,252	5,391	2,560
	Savings deposits	34,529	30,770	72,681	62,493
	Time deposits	120,721	100,281	260,909	198,529
	Deposits at foreign office	3,027	3,754	6,432	6,800
	Short-term borrowings	38,526	42,226	72,795	81,985
	Long-term borrowings	53,468	30,423	110,866	60,070

	Total interest expense	252,477	208,706	529,074	412,437

	Net interest income	287,148	198,754	559,129	393,881
	Provision for credit losses	24,000	6,000	42,500	15,000

	Net interest income after provision
	for credit losses	263,148	192,754	516,629	378,881

Other income	Mortgage banking revenues	25,029	14,972	50,689	29,531
	Service charges on deposit accounts	36,313	20,954	68,847	41,414
	Trust income	16,317	9,761	32,144	19,741
	Brokerage services income	9,470	8,054	19,480	17,462
	Trading account and foreign exchange gains	1,566	219	2,368	513
	Gain on sales of bank investment securities	1,550	26	1,629	26
	Other revenues from operations	27,591	19,396	54,406	36,693

	Total other income	117,836	73,382	229,563	145,380

Other expense	Salaries and employee benefits	109,455	76,938	215,342	153,639
	Equipment and net occupancy	27,727	17,583	55,885	35,702
	Printing, postage and supplies	6,230	4,222	13,304	8,716
	Amortization of goodwill and core deposit intangible	31,149	14,103	60,960	28,510
	Other costs of operations	58,451	42,864	122,322	79,740

	Total other expense	233,012	155,710	467,813	306,307

	Income before taxes	147,972	110,426	278,379	217,954
	Income taxes	53,164	38,888	99,905	78,181

	Net income	$94,808	71,538	$178,474	139,773

	Net income per common share
	Basic	$.98	.93	$1.85	1.82
	Diluted	.94	.91	1.79	1.77

	Cash dividends per common share	$.25	.125	$.50	.25

	Average common shares outstanding
	Basic	97,125	76,631	96,281	76,872
	Diluted	100,722	78,876	99,668	79,049

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Six months ended June 30
In thousands		2001	2000

Cash flows from	Net income	$178,474	139,773
operating activities	Adjustments to reconcile net income to net cash
	provided by operating activities
	Provision for credit losses	42,500	15,000
	Depreciation and amortization of premises
	and equipment	20,477	13,637
	Amortization of capitalized servicing rights	15,126	10,881
	Amortization of goodwill and core deposit intangible	60,960	28,510
	Provision for deferred income taxes	(15,031)	(6,968)
	Asset write-downs	749	1,114
	Net (gain) loss on sales of assets	(866)	2,456
	Net change in accrued interest receivable, payable	(6,814)	5,005
	Net change in other accrued income and expense	(16,593)	(31,442)
	Net change in loans held for sale	(316,427)	(18,035)
	Net change in trading account assets and liabilities	236	(5,432)

	Net cash provided (used) by operating activities	(37,209)	154,499

Cash flows from	Proceeds from sales of investment securities
investing activities	Available for sale	274,014	112,288
	Other	18	20,052
	Proceeds from maturities of investment securities
	Available for sale	430,211	169,420
	Held to maturity	33,694	30,286
	Purchases of investment securities
	Available for sale	(276,564)	(265,206)
	Held to maturity	(34,561)	(31,232)
	Other	(23,636)	(20,498)
	Additions to capitalized servicing rights	(17,790)	(31,238)
	Net increase in loans and leases	(752,754)	(556,844)
	Capital expenditures, net	(10,099)	(3,491)
	Acquisitions, net of cash acquired:
	Banks and bank holding companies	(56,247)	—
	Other companies	—	(4,303)
	Purchases of bank owned life insurance	—	(35,000)
	Other, net	(11,372)	10,963

	Net cash used by investing activities	(445,086)	(604,803)

Cash flows from	Net decrease in deposits	(1,575,914)	(149,974)
financing activities	Net increase in short-term borrowings	1,863,300	50,755
	Proceeds from long-term borrowings	450,450	1,246
	Payments on long-term borrowings	(165,210)	(1,449)
	Purchases of treasury stock	(82,299)	(54,947)
	Dividends paid - common	(48,432)	(19,151)
	Other, net	16,345	(3,252)

	Net cash provided (used) by financing activities	458,240	(176,772)

	Net decrease in cash and cash equivalents	$(24,055)	(627,076)
	Cash and cash equivalents at beginning of period	767,520	1,236,310
	Cash and cash equivalents at end of period	$743,465	609,234

Supplemental	Interest received during the period	$1,109,019	799,839
disclosure of cash	Interest paid during the period	559,205	398,551
flow information	Income taxes paid during the period	73,286	80,713

Supplemental schedule of	Real estate acquired in settlement of loans	$7,459	5,612
noncash investing and	Acquisition of banks and bank holding companies:
financing activities	Common stock issued	169,270	—
	Fair value of:
	Assets acquired (noncash)	1,674,360	—
	Liabilities assumed	1,461,449	—
	Stock options	6,646	—
	Securitization of residential mortgage loans allocated to:
	Available for sale investment securities	—	1,018,216
	Capitalized servicing rights	—	14,282

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income, net	stock	Total

2000
Balance — January 1, 2000	$—	40,508	3,937	458,729	1,501,530	(26,047)	(181,611)	$1,797,046

Comprehensive income:
Net income	—	—	—	—	139,773	—	—	139,773

Other comprehensive income, net of tax:
Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(21,678)	—	(21,678)

								118,095
Purchases of treasury stock	—	—	—	—	—	—	(54,947)	(54,947)

Stock-based compensation plans:
Exercise of stock options	—	—	—	(16,686)	—	—	27,012	10,326
Directors’ stock plan	—	—	—	(14)	—	—	162	148
Deferred compensation plans, net, including dividend equivalents	—	—	263	—	(22)	—	259	500
Common stock cash dividends —
$.25 per share	—	—	—	—	(19,151)	—	—	(19,151)

Balance — June 30, 2000	$—	40,508	4,200	442,029	1,622,130	(47,725)	(209,125)	$1,852,017

2001
Balance — January 1, 2001	$—	46,622	4,077	914,575	1,735,643	(432)	—	$2,700,485

Comprehensive income:
Net income	—	—	—	—	178,474	—	—	178,474

Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—	—	10,849	—	10,849

								189,323
Purchases of treasury stock	—	—	—	—	—	—	(82,299)	(82,299)
Acquisition of Premier National Bancorp, Inc.:
Common stock issued	—	1,220	—	168,050	—	—	—	169,270
Fair value of stock options	—	—	—	6,646	—	—	—	6,646
Repayment of management stock ownership program receivable	—	—	—	112	—	—	—	112

Stock-based compensation plans:
Exercise of stock options	—	722	—	38,904	—	—	9,159	48,785
Directors’ stock plan	—	2	—	231	—	—	—	233
Deferred compensation plans, net, including dividend equivalents	—	4	2,323	338	(80)	—	—	2,585
Common stock cash dividends —
$.50 per share	—	—	—	—	(48,432)	—	—	(48,432)

Balance — June 30, 2001	$—	48,570	6,400	1,128,856	1,865,605	10,417	(73,140)	$2,986,708

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Six months ended June 30
In thousands	2001	2000

Beginning balance	$374,703	316,165
Provision for credit losses	42,500	15,000
Allowance obtained through acquisitions	22,112	—
Net charge-offs
Charge-offs	(41,538)	(19,230)
Recoveries	10,729	8,230

Total net charge-offs	(30,809)	(11,000)

Ending balance	$408,506	320,165

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

The Company utilizes derivatives, as defined in SFAS No. 133, to hedge the exposure to changes in the fair value of a recognized asset or liability or an unrecognized commitment. The January 1, 2001 transition adjustment prescribed by SFAS No. 133 was not material to the Company’s consolidated financial position or its results of operations. As a result of adopting the provisions of SFAS No. 133, hedged residential real estate loans held for sale, commitments to originate loans for sale, and commitments to sell loans are now generally recorded in the consolidated balance sheet at estimated fair market value, rather than at the lower of aggregate cost or fair market value, which was the Company’s policy prior to January 1, 2001. As a result, included in mortgage banking revenues in the first half of 2001 were net unrealized pre-tax gains related to loans held for sale, commitments to originate loans for sale, and commitments to sell loans of approximately $7.2 million ($4.4 million net of applicable income taxes). Similar unrealized gains were $5.8 million ($3.5 million net of applicable income taxes) in the first quarter of 2001. As a result, the net impact of SFAS No. 133 on mortgage banking revenues during the second quarter of 2001 was approximately $1.4 million ($.9 million after applicable income taxes).

The Company utilizes interest rate swap agreements as part of the management of interest-rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. The Company’s currently existing interest rate swap agreements have been designated as fair value hedges and, as such, the fair value of the derivatives (the interest rate swaps) and changes in the fair value of the hedged items are recorded in the Company’s balance sheet with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair value of interest rate swaps and the hedged items represents hedge ineffectiveness and is recorded in “Other revenues from operations” in the Company’s consolidated statement of income. The fair value of interest rate swaps entered into for interest rate risk management purposes represented unrealized pre-tax gains of

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Accounting for derivative instruments and hedging activities, continued

approximately $4 million at June 30, 2001. Such gains were offset by unrealized losses on the hedged items and, as a result, the amount of hedge ineffectiveness recognized during the three-month and six-month periods ended June 30, 2001 was insignificant.

3. Earnings per share

The computations of basic earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30

	2001	2000	2001	2000

	(in thousands, except per share)
Income available to common stockholders:

Net income	$94,808	71,538	178,474	139,773

Weighted-average shares outstanding (including common stock issuable)	97,125	76,631	96,281	76,872

Basic earnings per share	$.98	.93	1.85	1.82

The computations of diluted earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30

	2001	2000	2001	2000

	(in thousands, except per share)
Income available to common stockholders	$94,808	71,538	178,474	139,773

Weighted-average shares outstanding	97,125	76,631	96,281	76,872

Plus: incremental shares from assumed conversion of stock options	3,597	2,245	3,387	2,177

Adjusted weighted-average shares outstanding	100,722	78,876	99,668	79,049

Diluted earnings per share	$.94	.91	1.79	1.77

4. Comprehensive income

The following tables display the components of other comprehensive income:

	Six months ended June 30, 2001

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
Unrealized gains on investment securities:

Unrealized holding gains during period	$19,480	7,640	11,840

Reclassification adjustment for gains realized in net income	1,629	638	991

Net unrealized gains	$17,851	7,002	10,849

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Comprehensive income, continued

	Six months ended June 30, 2000

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
Unrealized losses on investment securities:

Unrealized holding losses during period	$(36,598)	(14,936)	(21,662)

Reclassification adjustment for gains realized in net income	26	10	16

Net unrealized losses	$(36,624)	(14,946)	(21,678)

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

The Company incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of approximately $8.0 million ($4.8 million net of applicable income taxes) during the three-month period ended March 31, 2001. There were no similar expenses incurred during the three-month period ended June 30, 2001 or during the three-month and six-month periods ended June 30, 2000.

6. Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”) issued $310 million of preferred capital securities. Including the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of the common securities of Trust III, the preferred capital securities had a financial statement carrying value of approximately $318 million at June 30, 2001 and December 31, 2000.

Other than the following payment terms (and the redemption terms described

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Borrowings, continued

below), the preferred capital securities issued by the Trusts (“Capital Securities”) are identical in all material respects:

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

Holders of the Capital Securities receive preferential cumulative cash distributions semi-annually on each distribution date at the stated distribution rate unless M&T, in the case of Trust I and Trust II, or Olympia, in the case of Trust III, exercises the right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods, in which case payment of distributions on the respective Capital Securities will be deferred for a comparable period. During an extended interest period, M&T and/or Olympia may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of the respective company’s capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T in the case of Trust I and Trust II and Olympia in the case of Trust III of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Borrowings, continued

obligations under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of M&T and Olympia.

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

	Three months ended June 30

	2001			2000

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

			(in thousands)
Commercial Banking	$70,190	129	28,971	53,657	99	23,478

Commercial Real Estate	40,108	229	20,735	34,166	189	17,856

Discretionary Portfolio	23,803	958	13,716	13,817	(74)	7,653

Residential Mortgage Banking	51,668	13,040	10,697	26,322	5,789	1,238

Retail Banking	206,104	3,092	52,587	133,090	2,285	37,818

All Other	13,111	(17,448)	(31,898)	11,084	(8,288)	(16,505)

Total	$404,984	—	94,808	272,136	—	71,538

	Six months ended June 30

	2001			2000

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

			(in thousands)
Commercial Banking	$140,476	316	58,135	104,688	186	44,972

Commercial Real Estate	78,266	423	40,410	67,431	390	35,100

Discretionary Portfolio	42,249	2,025	24,766	29,996	(168)	16,042

Residential Mortgage Banking	95,644	22,048	19,659	51,068	11,004	3,093

Retail Banking	407,417	5,950	105,251	261,071	4,719	70,922

All Other	24,640	(30,762)	(69,747)	25,007	(16,131)	(30,356)

Total	$788,692	—	178,474	539,261	—	139,773

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $4,799,000 and $2,250,000 for the three-month periods ended June 30, 2001 and 2000, respectively, and $9,186,000 and $4,456,000 for the six-month periods ended June 30, 2001 and 2000, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Segment information, continued

the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

	Average total assets

	Six months ended		Year ended
	June 30,		December 31,
	2001	2000	2000

	(in millions)
Commercial Banking	$6,632	4,869	5,274

Commercial Real Estate	5,623	4,630	4,839

Discretionary Portfolio	7,438	6,477	6,431

Residential Mortgage Banking	1,204	539	662

Retail Banking	7,654	4,536	5,186

All Other	1,899	1,093	1,266

Total	$30,450	22,144	23,658

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

Overview

Net income of M&T Bank Corporation (“M&T”) was $94.8 million or $.94 of diluted earnings per common share in the second quarter of 2001, increases of 33% and 3%, respectively, from the second quarter of 2000 when net income was $71.5 million or $.91 of diluted earnings per common share. Net income was $83.7 million or $.85 of diluted earnings per common share in the initial 2001 quarter. Basic earnings per common share rose 5% to $.98 in the recent quarter from $.93 in the year-earlier quarter and 11% from $.88 earned in the first quarter of 2001. The after-tax impact of nonrecurring merger-related expenses associated with M&T’s merger and acquisition activity described below was $4.8 million or $.05 of diluted and basic earnings per share in 2001’s initial quarter. There were no significant merger-related expenses in the second quarter of 2001 or 2000.

     For the six months ended June 30, 2001, net income was $178.5 million or $1.79 per diluted share, up 28% and 1%, respectively, from $139.8 million or $1.77 per diluted share during the first half of 2000. Basic earnings per share rose to $1.85 in the first six months of 2001 from $1.82 in the corresponding 2000 period. Nonrecurring merger-related expenses lowered net income during the first six months of 2001 by $4.8 million (after tax-effect) and diluted and basic earnings per share by $.05. There were no similar expenses during the first six months of 2000.

     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the second quarter of 2001 was 1.23%, compared with 1.32% in the year-earlier quarter and 1.14% in 2001’s initial quarter. The annualized rate of return on average common stockholders’ equity was 12.61% in the recent quarter, compared with 15.75% in the second quarter of 2000 and 11.84% in the first quarter of 2001. During the first half of 2001, the annualized rates of return on average assets and average common stockholders’ equity were 1.18% and 12.24%, respectively, compared with 1.27% and 15.45%, respectively, in the corresponding 2000 period. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.20% and 12.52%, respectively, during the first quarter of 2001, and 1.21% and 12.57%, respectively, during the first six months of 2001.

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

      In connection with the acquisitions described above, the Company incurred nonrecurring expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the operations of M&T Bank. Nonrecurring expenses associated with the Premier and Keystone acquisitions totaled approximately $8.0 million ($4.8 million after-tax) during the first quarter of 2001. There were no similar expenses during the second quarter of 2001 nor the first half of 2000.

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction.

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

      The January 1, 2001 transition adjustment prescribed by SFAS No. 133 was not material to the Company’s consolidated financial position or its results of operations. As a result of adopting the provisions of SFAS No. 133, hedged residential real estate loans held for sale, commitments to originate loans for sale, and commitments to sell loans are now generally recorded in the consolidated balance sheet at estimated fair market value, rather than at the lower of aggregate cost or fair market value, which was the Company’s policy prior to January 1, 2001. As a result, included in mortgage banking revenues in the first half of 2001 were net unrealized pre-tax gains related to loans held for sale, commitments to originate loans for sale, and commitments to sell loans of approximately $7.2 million ($4.4 million after-tax). Similar unrealized gains were $5.8 million ($3.5 million after-tax) in the first quarter of 2001. As a result, the net impact of SFAS No. 133 on mortgage banking revenues during the second quarter of 2001 was approximately $1.4 million ($.9 million after-tax). In general, such unrealized gains are reversed and subsequently recognized as realized gains as the loans are sold. The impact on the Company’s results of operations resulting from the adoption of SFAS No. 133 as related to the Company’s use of interest rate swaps to manage interest rate risk associated with other earning assets and interest-bearing liabilities was not significant.

Cash Operating Results

Unlike many other banking companies, M&T has accounted for substantially all of its business combinations using the purchase method of accounting. As a result, the Company had recorded intangible assets consisting predominately of goodwill and core deposit intangible totaling $1.3 billion at June 30, 2001, $1.2 billion at December 31, 2000 and $625 million at June 30, 2000. Included in such intangible assets at June 30, 2001, December 31, 2000 and

June 30, 2000 was goodwill of $1.2 billion, $1.0 billion and $554 million, respectively. Charges for amortization of goodwill and core deposit intangible, after tax effect, were $16.9 million ($.17 per diluted share) and $8.2 million ($.08 per diluted share), respectively, during the second quarter of 2001 and $15.8 million ($.16 per diluted share) and $8.1 million ($.08 per diluted share), respectively, during the first quarter of 2001. Similar charges were $8.6 million ($.11 per diluted share) and $2.8 million ($.03 per diluted share), respectively, during 2000’s second quarter and $17.3 million ($.22 per diluted share) and $5.7 million ($.07 per diluted share), respectively, during 2000’s first half. Since the amortization of goodwill and core deposit intangible does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a “cash” or “tangible” basis (which excludes the after-tax effect of amortization of goodwill and core deposit intangible and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein does not exclude the effect of other non-cash operating expenses such as depreciation, provision for credit losses, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis data does, however, exclude the after-tax impact of nonrecurring merger-related expenses associated with acquisitions.

      Cash net income was $119.9 million in the second quarter of 2001, up 45% from $82.9 million in the comparable quarter of 2000. Diluted cash earnings per share for the recent quarter were $1.19, an increase of 13% from $1.05 in the year-earlier quarter. Cash net income and diluted cash earnings per share were $112.4 million and $1.14, respectively, in the initial 2001 quarter. For the first six months of 2001, cash net income and diluted cash earnings per share were $232.3 million and $2.33, respectively, up 43% and 13%, respectively, from $162.8 million and $2.06 in the corresponding 2000 period.

      The annualized cash return on average tangible assets was 1.62% in the recent quarter, compared with 1.57% in the second quarter of 2000 and 1.59% in the initial quarter of 2001. Cash return on average tangible common equity was an annualized 27.99% in the second quarter of 2001, compared with 27.46% in the year-earlier quarter and 27.93% in the first quarter of 2001. For the first half of 2001, the annualized cash return on average tangible assets and average tangible common stockholders’ equity was 1.61% and 27.96%, respectively, compared with 1.52% and 27.21%, respectively, in the corresponding 2000 period. Including the effect of merger-related expenses, the annualized cash returns on average tangible assets and average tangible common stockholders’ equity for the first half of 2001 were 1.57% and 27.38%, respectively.

Taxable-equivalent Net Interest Income

Higher average loan balances outstanding, coupled with a widening of the Company’s net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest bearing liabilities, led to a 45% increase in taxable-equivalent net interest income to $291.9 million in the second quarter of 2001, compared with $201.0 million in the year-earlier quarter. Taxable-equivalent net interest income was $276.4 million in the first quarter of 2001 when average loans and leases were $23.4 billion. Including the impact of loans obtained in the acquisitions of Keystone and Premier, average loans and leases rose $7.3 billion, or 42%, to $24.5 billion in the second quarter of 2001 from $17.2 billion in the year-earlier quarter. Loans and leases obtained in the Keystone merger were $4.8 billion on October 6, 2000 and included approximately $1.2 billion of commercial loans, $1.3 billion of commercial real estate loans, $1.1 billion of residential real estate loans, and $1.2 billion of consumer loans and leases. Loans obtained through the acquisition of Premier totaled $994 million on February 9, 2001 and included $127 million of commercial loans, $317 million of commercial real estate loans, $356 million of residential real estate loans, and $194 million of consumer loans. These factors were partially offset by the impact of the securitization of approximately $1.0 billion of residential real estate loans during the second quarter of 2000. The resulting mortgage-backed securities, which are fully guaranteed by the Federal National Mortgage Association, are included in the Company’s portfolio of available for sale investment securities. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)
Dollars in millions

		Percent
		increase from

	2nd Qtr.	2nd Qtr.	1st Qtr.
	2001	2000	2001

Commercial, financial, etc.	$5,383	39%	4%
Real estate — commercial	9,232	38	3
Real estate — consumer	5,263	52	5
Consumer
Automobile	2,051	55	11
Home equity	1,222	30	5
Other	1,309	49	2

Total consumer	4,582	46	7

Total	$24,460	42%	5%

      For the first half of 2001, taxable-equivalent net interest income was $568.3 million, up 43% from $398.3 million in the corresponding 2000 period. An increase in average loans and leases of $6.6 billion was the leading factor contributing to this improvement.

      Investment securities averaged $3.5 billion in the recent quarter, up from $2.6 billion in the second quarter of 2000 and equal to the initial quarter of 2001. The increase from the year-earlier period reflects the impact of the Keystone and Premier acquisitions. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations, commercial real estate mortgage-backed securities, and shorter-term U.S. Treasury notes. The Company has also invested in debt securities issued by municipalities and debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to prepayment and other risks assumed. The Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security.

      Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, Federal funds sold and agreements to resell securities, averaged $31 million in 2001’s second quarter, compared with $213 million in the year-earlier quarter and $75 million in the first quarter of 2001. In general, the size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

      As a result of the changes described herein, average earning assets increased 40% to $28.0 billion in the recent quarter from $20.0 billion in the second quarter of 2000. Average earning assets were $26.9 billion in the first quarter of 2001 and aggregated $27.5 billion and $20.1 billion for the six months ended June 30, 2001 and 2000, respectively.

      Core deposits, consisting of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000, represent the most significant source of funding to the Company and generally carry lower interest rates than wholesale funds of comparable maturities. The Company’s branch network is the principal source of core deposits. Core deposits include certificates of deposit under

$100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T. Average core deposits totaled $17.7 billion in the second quarter of 2001, up from $12.5 billion in the second quarter of 2000 and $17.5 billion in the initial 2001 quarter. Core deposits obtained in the Keystone and Premier transactions as of the respective acquisitions dates were $4.7 billion and $1.2 billion, respectively. The accompanying table provides an analysis of quarterly changes in the components of average core deposits. For the six months ended June 30, 2001 and 2000, core deposits averaged $17.6 billion and $12.5 billion, respectively.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase
		(decrease) from

	2nd Qtr.	2nd Qtr.	1st Qtr.
	2001	2000	2001

NOW accounts	$708	71%	(1)%
Savings deposits	7,280	37	8
Time deposits less than $100,000	6,482	41	(5)
Noninterest-bearing deposits	3,269	50	3

Total	$17,739	42%	1%

      The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through M&T Bank’s offshore branch office, and brokered certificates of deposit. Brokered deposits have been used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $463 million during the recent quarter, compared with $735 million and $521 million in the second quarter of 2000 and the first quarter of 2001, respectively. At June 30, 2001, brokered deposits totaled $447 million and had a weighted average remaining term to maturity of 0.8 years. Certain of the brokered deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of many of the brokered deposits. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

      In addition to deposits, the Company uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $3.5 billion in the recent quarter, compared with $2.7 billion in the year-earlier quarter and $2.5 billion in the first quarter of 2001. Long-term borrowings averaged $3.5 billion in the second quarter of 2001, compared with $1.8 billion and $3.4 billion in the second quarter of 2000 and the first quarter of 2001, respectively. Included in average long-term borrowings were amounts borrowed from the FHLB totaling $2.3 billion in both the second and first quarters of 2001, and $1.3 billion in the second quarter of 2000. Also included in long-term borrowings were $318 million of trust preferred securities issued in 1997. Further information regarding the trust preferred securities is provided in note 6 of Notes to Financial Statements. Also included in average long-term borrowings were subordinated capital notes of $674 million in the recently completed quarter and the first quarter of 2001, compared with $175 million in the second quarter of 2000. In connection with the acquisitions of Keystone and Premier, M&T Bank issued $500 million of 8% subordinated capital notes on October 5, 2000.

      In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, changes in interest rates and spreads can impact net interest income. Largely as a result of lower levels of interest rates following actions taken by the Federal Reserve during the first half of 2001, the rate paid on interest-bearing liabilities during the second quarter of 2001 declined to 4.16%, compared with 4.80% in the corresponding quarter of 2000 and 4.78% during 2001’s first quarter. In comparison, the yield on the Company’s earning assets decreased to 7.80% in the recent quarter, from 8.25% in the second quarter of 2000 and 8.33% in the initial 2001 quarter. The impact of the more rapid repricing of interest-bearing liabilities than earning assets contributed to an increase in the net interest spread to 3.64% in 2001’s second quarter, compared with 3.45% in 2000’s second quarter and 3.55% in the first quarter of 2001. For the first half of 2001, the net interest spread was 3.60%, an increase of 19 basis points (hundredths of one percent) from 3.41% in the corresponding 2000 period. The yield on earning assets and the rate paid on interest-bearing liabilities was 8.06% and 4.46%, respectively, in the first half of 2001, compared with 8.13% and 4.72%, respectively, a year earlier.

      Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit intangible. Average interest-free funds totaled $3.6 billion in the second quarter of 2001, up from $2.5 billion a year earlier and $3.5 billion in the initial 2001 quarter. During the first half of 2001 and 2000, average net interest-free funds were $3.6 billion and $2.5 billion, respectively. Goodwill and core deposit intangible averaged $1.4 billion and $631 million during the second quarter of 2001 and 2000, respectively, and $1.3 billion during the initial 2001 quarter. The cash surrender value of bank owned life insurance averaged $569 million and $433 million in the second quarter of 2001 and 2000, respectively, and $561 million in the first quarter of 2001. Tax-exempt income earned from increases in the cash surrender value of bank owned life insurance is not included in interest income, but rather is recorded in “other revenues from operations.”

      The contribution of net interest-free funds to net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, was .54% in the second quarter of 2001, compared with .60% in the corresponding 2000 quarter and .61% in the first quarter of 2001. The lower contribution to net interest margin of net interest-free funds in the recent quarter was due largely to the decrease in the average rates paid on interest-bearing liabilities that were used to compute the value of such contribution. For the first six months of the year, the contribution of net interest-free funds to net interest margin was .57% in 2001 and .58% in 2000.

      Reflecting the changes described herein, the Company’s net interest margin was 4.18% in 2001’s second quarter, up 13 basis points from 4.05% in the second quarter of 2000 and up 2 basis points from 4.16% in the initial 2001 quarter. During the first six months of 2001 and 2000, the net interest margin was 4.17% and 3.99%, respectively.

      As part of the management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of June 30, 2001 and 2000 was $456 million and $671 million, respectively, and $511 million as of March 31, 2001 and $534 million as of December 31, 2000. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates and makes payments at variable rates. In anticipation of the previously noted issuance of $500 million of fixed-rate subordinated notes in October 2000, the Company terminated certain interest rate swap agreements, including forward-starting swaps, with an aggregate notional amount of approximately $421 million in September 2000. Under the terms of the terminated swaps, the Company would have made fixed-rate payments and received variable-rate payments.

      As previously discussed, the Company adopted SFAS No. 133 on January 1, 2001. As a result, the Company’s interest rate swap agreements as of June 30, 2001 had been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap) and changes in the fair value of the hedged item are recorded in the Company’s balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swaps and the hedged items represents hedge ineffectiveness and is recorded in “Other revenues from operations” in the Company’s consolidated statement of income. The amount of hedge ineffectiveness recognized in 2001 was not material to the Company’s results of operations. The estimated fair value of interest rate swaps entered into for interest rate risk management purposes was approximately $4 million at June 30, 2001 and was substantially offset by unrealized losses on the fair value of the hedged items. The changes in the fair values of the interest rate swaps and the hedged items result from the effects of changing interest rates. Prior to the adoption of SFAS No. 133, the fair value of interest rate swaps entered into for interest rate risk management purposes was not recorded in the Company’s consolidated balance sheet. The unrecognized fair value gain associated with such interest rate swaps was approximately $14 million at June 30, 2000 and $1 million at December 31, 2000.

      The weighted average rates to be received and paid under interest rate swap agreements were 6.21% and 4.32%, respectively, at June 30, 2001. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS

Dollars in thousands

	Three months ended June 30

	2001		2000

	Amount	Rate *	Amount	Rate *

Increase (decrease) in:
Interest income	$(74)	—%	$106	—%
Interest expense	(1,756)	(.03)	55	—

Net interest income/margin	$1,682	.02%	$51	—%

Average notional amount **	$482,533		$937,902

	Six months ended June 30

	2001		2000

	Amount	Rate *	Amount	Rate *

Increase (decrease) in:
Interest income	$(95)	—%	$742	.01%
Interest expense	(2,068)	(.02)	(340)	—

Net interest income/margin	$1,973	.01%	$1,082	.01%

Average notional amount **	$502,953		$1,163,597

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**  Excludes forward-starting interest rate swaps.

      As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating costs, and to be used for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, as well as other available borrowing facilities. M&T Bank’s issuance of $500 million of 8% subordinated capital notes in October 2000 provided liquidity and facilitated the acquisitions of Keystone and Premier. M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of this test, at June 30, 2001 approximately $503 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flows were augmented in 1997 by the proceeds from issuance of trust preferred securities. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at June 30, 2001.

      Management closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. Furthermore, management does not anticipate engaging in any activities, either currently or in the long-term, which would cause a significant strain on liquidity at either M&T or its subsidiary banks.

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

      The Company’s Asset-Liability Committee, which includes members of senior management, monitors the Company’s interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit gathering activities, as well as statistically derived interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and entering into, modifying or terminating interest rate swap agreements.

      The accompanying table as of June 30, 2001 and December 31, 2000 displays the estimated impact on projected net interest income from non-trading financial instruments resulting from changes in interest rates during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income

Changes in Interest Rates	June 30, 2001	December 31, 2000

+200 basis points	$(17,512)	6,040
+100 basis points	(9,446)	(5,471)
-100 basis points	(7,029)	(12,494)
-200 basis points	(3,874)	(14,878)

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

      The notional amounts of interest rate and foreign currency and other option and futures contracts totaled $932 million and $232 million, respectively, at June 30, 2001, $1.0 billion and $473 million, respectively, at June 30, 2000, and $769 million and $293 million, respectively, at December 31, 2000. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $37 million and $22 million, respectively, at June 30, 2001, $35 million and $22 million, respectively, at June 30, 2000, and $37 million and $22 million, respectively, at December 31, 2000. Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

A provision for credit losses is recorded to adjust the Company’s allowance for credit losses to a level that is adequate to absorb losses inherent in the loan and lease portfolio. The provision for credit losses in the second quarter of 2001 was $24.0 million, up from $6.0 million in the second quarter of 2000 and $18.5 million in the initial quarter of 2001. Net loan charge-offs rose to $14.9 million in the second quarter of 2001, from $4.4 million in the year-earlier quarter. Net charge-offs were $15.9 million in the first quarter of 2001. Net charge-offs as an annualized percentage of average loans and leases were .24% in the recent quarter, compared with .10% in the corresponding 2000 quarter and .28% in the initial quarter of 2001. For the six months ended June 30, 2001 and 2000, the provision for credit losses was $42.5 million and $15.0 million, respectively. Through June 30, net charge-offs were $30.8 million in 2001 and $11.0 million in 2000, representing .26%

and .13%, respectively, of average loans and leases. A summary of net charge-offs by loan type is presented below.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE
In thousands

	2001

			Year-
	1st Qtr.	2nd Qtr.	to-date

Commercial, financial, etc.	$2,135	6,004	8,139
Real estate:
Commercial	4,066	132	4,198
Residential	1,505	1,874	3,379
Consumer	8,197	6,896	15,093

	$15,903	14,906	30,809

	2000

			Year-
	1st Qtr.	2nd Qtr.	to-date

Commercial, financial, etc.	$1,419	195	1,614
Real estate:
Commercial	(412)	(778)	(1,190)
Residential	1,046	1,426	2,472
Consumer	4,517	3,587	8,104

	$6,570	4,430	11,000

      Nonperforming loans, which consist of nonaccrual and restructured loans, were $161.6 million or .65% of total loans and leases outstanding at June 30, 2001, compared with $62.7 million or .37% at June 30, 2000, $110.6 million or .49% at December 31, 2000, and $160.8 million or .67% at March 31, 2001. Non-performing loans obtained in the acquisition of Keystone were $59 million at June 30, 2001, $55 million at March 31, 2001 and $43 million at December 31, 2000. Non-performing loans obtained in the acquisition of Premier were $5 million and $6 million at June 30 and March 31, 2001, respectively. Accruing loans past due 90 days or more aggregated $139.1 million or .56% of total loans and leases at June 30, 2001, compared with $28.6 million or .17% a year earlier, $141.8 million or .62% at December 31, 2000 and $141.4 million or .58% at March 31, 2001. The higher level of such loans at the dates mentioned compared with June 30, 2000 resulted predominately from the inclusion at those respective dates of one-to-four family residential mortgage loans serviced by the Company and repurchased since November 2000 from the Government National Mortgage Association (“GNMA”). The repurchased loans totaled $100 million, $101 million and $87 million as of June 30, 2001, March 31, 2001 and December 31, 2000, respectively. The outstanding principal balances of such loans are fully guaranteed by government agencies. The loans were repurchased to reduce servicing costs associated with these loans, including a requirement to advance principal and interest payments to GNMA that had not been received from individual mortgagors.

      Commercial loans and leases classified as nonperforming aggregated $60.6 million at June 30, 2001, $18.3 million at June 30, 2000, $25.5 million at December 31, 2000 and $53.1 million at March 31, 2001. Commercial loans acquired in the Keystone merger that were classified as nonperforming at June 30, 2001 totaled $10.3 million, compared with $8.2 million and $12.7 million at March 31, 2001 and December 31, 2000, respectively.

      Nonperforming commercial real estate loans totaled $40.7 million at June 30, 2001, $10.2 million at June 30, 2000, $37.0 million at December 31, 2000, and $43.4 million at March 31, 2001. Commercial real estate loans acquired in the Keystone merger that were classified as nonperforming at June 30, 2001 totaled $28.7 million, compared with $29.7 million and $23.0 million at March 31, 2001 and December 31, 2000, respectively. Nonperforming commercial real estate loans obtained in the Premier transaction totaled $1.9 million and $3.8 million at June 30 and March 31, 2001, respectively.

      Nonperforming residential real estate loans totaled $39.2 million and $25.8 million at June 30, 2001 and 2000, respectively, $36.0 million at December 31, 2000, and $43.1 million at March 31, 2001. Residential real estate loans past due 90 days or more and accruing interest totaled $126.2 million at June 30, 2001, compared with $12.4 million at June 30, 2000, $115.3 million at December 31, 2000 and $124.8 million at March 31, 2001. The higher levels of such loans when compared with June 30, 2000 resulted largely from the inclusion of the previously discussed loans repurchased from GNMA.

      Nonperforming consumer loans and leases totaled $21.1 million at June 30, 2001, compared with $8.4 million at June 30, 2000, $12.1 million at December 31, 2000, and $21.3 million at March 31, 2001. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .45% at June 30, 2001, .26% at June 30, 2000, .29% at December 31, 2000 and .48% at March 31, 2001. During the first quarter of 2001, the Company began classifying non-guaranteed consumer loans and leases past due 90 days or more as nonaccrual. Previously, such loans accrued interest until the loan balances were charged off. The change in classification did not have a material effect on the Company’s results of operations or its financial condition.

      Assets acquired in settlement of defaulted loans were $11.1 million at June 30, 2001, $8.4 million at June 30, 2000, $13.6 million at December 31, 2000 and $13.1 million at March 31, 2001.

      A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA

Dollars in thousands

	2001 Quarters		2000 Quarters
	Second	First	Fourth	Third	Second

Nonaccrual loans	$152,885	151,927	100,951	52,640	53,802
Renegotiated loans	8,739	8,864	9,688	9,159	8,877

Total nonperforming loans	161,624	160,791	110,639	61,799	62,679
Real estate and other assets owned	11,106	13,099	13,619	8,631	8,415

Total nonperforming assets	$172,730	173,890	124,258	70,430	71,094

Accruing loans past due 90 days or more*	$139,062	141,355	141,843	30,430	28,584

Government guaranteed nonperforming loans included in totals above
Nonperforming loans	$11,181	9,757	8,625	7,265	5,977
Accruing loans past due 90 days or more	111,788	112,224	102,505	11,911	13,632

Nonperforming loans to total loans and leases, net of unearned discount	.65%	.67%	.49%	.36%	.37%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.70%	.72%	.55%	.41%	.42%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.56%	.58%	.62%	.18%	.17%

* Primarily residential mortgage loans and consumer loans.

      The allowance for credit losses was $408.5 million, or 1.65% of total loans and leases at June 30, 2001, compared with $320.2 million or 1.89% a year earlier, $374.7 million or 1.65% at December 31, 2000 and $399.4 million or 1.65% at March 31, 2001. The ratio of the allowance for credit losses to nonperforming loans was 253% at the most recent quarter-end, compared with 511% a year earlier, 339% at December 31, 2000 and 248% at March 31, 2001. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each date. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Management cautiously evaluated the impact of overall economic conditions on the ability of borrowers to meet repayment obligations when assessing the adequacy of the Company’s allowance for credit losses as of June 30, 2001. In addition to the impact of acquisitions, factors considered by management when performing such assessment included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in Pennsylvania that have historically experienced economic growth rates lower than those experienced by the vast majority of other regions of the country; and (iii) significant growth in loans and leases to individual consumers. Based upon the results of such review, management believes that the allowance for credit losses at June 30, 2001 was adequate to absorb credit losses inherent in the Company’s portfolio as of that date.

Other Income

Other income totaled $117.8 million in the second quarter of 2001, compared with $73.4 million in the year-earlier quarter and $111.7 million in the first quarter of 2001. Approximately 60% of the increase from the second quarter of 2000 to the second quarter of 2001 was attributable to revenues related to operations and/or market areas associated with the Keystone and Premier acquisitions.

      Mortgage banking revenues totaled $25.0 million in the recent quarter, compared with $15.0 million in the year-earlier quarter and $25.7 million in the first quarter of 2001. The higher revenues as compared with the year-earlier quarter were due largely to the impact of lower interest rates on residential mortgage loan origination volume. In particular, mortgage banking revenues in the second quarter of 2001 reflected a generally favorable interest rate environment for borrowers, whereas higher interest rates initiated by the Federal Reserve in the second half of 1999 and first quarter of 2000 negatively impacted mortgage loan origination volume in the second quarter of 2000. Residential mortgage loans originated for sale to other investors totaled $1.3 billion during the second quarter of 2001, compared with $591 million in 2000’s second quarter and $978 million in the initial 2001 quarter. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans and related commitments to originate and commitments to sell such loans at fair market value aggregated $12.5 million in the recently completed quarter, compared with $12.7 million in the first quarter of 2001. Realized gains from the sale of residential mortgage loans and loan servicing rights were $5.7 million in the second quarter of 2000. As noted earlier, the Company adopted SFAS No. 133 as of January 1, 2001. SFAS No. 133 requires that changes in the fair value of hedged residential mortgage loans originated for sale and related commitments to sell and commitments to originate residential mortgage loans be recorded in the Company’s results of operations. Such unrealized gains totaled approximately $7.2 million (pre-tax) at June 30, 2001. Similar unrealized gains were approximately $5.8 million (pre-tax) at March 31, 2001 and, as a result, the net effect of recognizing unrealized gains on 2001’s second quarter mortgage banking revenues was $1.4 million. Prior to the adoption of SFAS No. 133, residential mortgage loans originated for sale and related commitments to sell loans and to originate loans for sale were recorded in the consolidated balance sheet at the lower of aggregate cost or fair market value. Residential mortgage loan servicing fees were $10.7 million in the recently completed quarter, compared with $7.8 million in the year-earlier period and $10.2 million in 2001’s first quarter. Residential mortgage loans serviced for others totaled $9.7 billion at each of June 30, 2001, March 31, 2001 and December 31, 2000, and $8.7 billion at June 30, 2000. Capitalized servicing assets were $103 million at June 30, 2001, compared with $81 million at June 30, 2000, $101 million at December 31, 2000 and $99 million at March 31, 2001. Residential mortgage loans held for sale totaled $871 million and $257 million at June 30, 2001 and 2000, respectively, $525 million at December 31, 2000, and $659 million at March 31, 2001.

      Service charges on deposit accounts rose 73% to $36.3 million in the second quarter of 2001 from $21.0 million in the corresponding quarter of the previous year. Fees for services provided to customers in areas formerly served by Keystone contributed approximately 50% of the increase. Service charges on deposit accounts were $32.5 million in the initial quarter of 2001. About one-third of the increase in the second quarter of 2001 compared with the immediately preceding quarter resulted from the impact of the Premier acquisition. Trust income totaled $16.3 million in the recent quarter and $15.8 million in the first quarter of 2001, up from $9.8 million in last year’s second quarter, largely the result of the Keystone acquisition. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $9.5 million in the recent quarter, compared with $8.1 million in the second quarter of 2000 and $10.0 million in the first quarter of 2001. Trading account and foreign exchange activity resulted in gains of $1.6 million in the second quarter of 2001, compared with gains of $219 thousand in the corresponding quarter of 2000 and $802 thousand in 2001’s first quarter. Other revenues from operations totaled $27.6 million in the recent quarter, compared with $19.4 million in the corresponding quarter of 2000 and $26.8 million in the initial quarter of 2001. Included in other revenues from operations is tax-exempt income from bank owned life insurance, which represents increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $8.5 million in 2001’s second quarter, compared with $6.0 million in the year-earlier quarter and $7.8 million in 2001’s initial three months. The remaining increase in other revenues from operations from the second quarter of 2000 to the recent quarter was largely due to the impact of the Keystone acquisition.

      Other income totaled $229.6 million in the first half of 2001, up 58% from $145.4 million in the year-earlier period. Approximately one-half of the increase was attributable to the impact of the acquisition of Keystone.

      For the six-month period ended June 30, 2001, mortgage banking revenues totaled $50.7 million, up 72% from $29.5 million in the corresponding 2000 period. The increase in such revenues was the result of the lower interest rate environment and the implementation of SFAS No. 133, as previously mentioned. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans and related commitments to originate and commitments to sell such loans at fair market value aggregated $25.2 million in 2001. Realized gains from the sale of residential mortgage loans and loan servicing rights were $12.4 million for the first six months of 2000. Reflecting the Keystone and Premier acquisitions, service charges on deposit accounts rose to $68.8 million during the first half of 2001, up 66% from $41.4 million in the comparable 2000 period. Largely the result of the Keystone acquisition, Trust income increased 63% to $32.1 million in the first half of 2001 from $19.7 million in the corresponding 2000 period. Brokerage services income increased 12% to $19.5 million in the first six months of 2001 from $17.5 million in the similar 2000 period. Trading account and foreign exchange activity resulted in gains of $2.4 million for the initial half of 2001, compared with gains of $513 thousand during the first six months of 2000.

Other revenues from operations increased 48% to $54.4 million in the first six months of 2001 from $36.7 million in the comparable 2000 period. The higher levels of brokerage services income and other revenues from operations in the first six months of 2001 compared with the similar 2000 period were largely due to the impact of the Company’s recent acquisitions.

Other Expense

Operating expenses, which exclude amortization of goodwill and core deposit intangible as well as non-recurring merger-related expenses, totaled $201.9 million in the second quarter of 2001, up from $141.6 million in the second quarter of 2000 and $197.0 million in the first quarter of 2001. On the same basis, through the first half of 2001, operating expenses totaled $398.8 million, an increase of 44% from $277.8 million in the comparable 2000 period. Expenses related to acquired operations significantly contributed to the higher expense levels in the 2001 periods compared with the 2000 periods. However, since the operating systems and support operations related to Keystone and Premier have been combined with those of the Company, the Company’s operating expenses cannot be precisely divided between or attributed directly to the acquired operations or to the Company as it existed prior to each transaction. Components of other expense considered to be non-operating in nature and therefore excluded from the operating expense totals noted above were amortization of goodwill and core deposit intangible of $31.1 million in the second quarter of 2001, $14.1 million in the year-earlier quarter and $29.8 million in the first quarter of 2001; and merger-related expenses of $8.0 million in 2001’s first quarter. There were no merger-related expenses in the second quarters of 2001 and 2000. Amortization of goodwill and core deposit intangible totaled $61.0 million in the first six months of 2001, up from $28.5 million in the corresponding 2000 period. Merger-related expenses were $8.0 million in the first half of 2001, while there were no similar expenses in the comparable period of 2000.

      Salaries and employee benefits expense totaled $109.5 million in the recent quarter, 42% higher than the $76.9 million incurred in the corresponding 2000 quarter and 3% higher than $105.9 million in the first quarter of 2001. For the first six months of 2001, salaries and employee benefits expense increased 40% to $215.3 million from $153.6 million in the corresponding 2000 period. Excluding the non-operating expense items previously noted, nonpersonnel expense totaled $92.4 million in the second quarter of 2001, up from $64.7 million in the second quarter of 2000 and $91.4 million in the first quarter of 2001. On the same basis, such expenses were $183.8 million during the first six months of 2001, an increase of 48% from $124.2 million during the corresponding 2000 period. The most significant factor contributing to the higher expense levels in 2001 compared with 2000 were expenses associated with the acquired operations of Keystone and Premier.

      The Company’s cash efficiency ratio, or operating expense (excluding amortization of goodwill and core deposit intangible and merger-related expenses) divided by the sum of taxable-equivalent net interest income and other income (excluding gains from sales of bank investment securities) was 49.5% during the recent quarter, 51.6% during the second quarter of 2000 and 50.8% in 2001’s initial quarter. The cash efficiency ratios for the six-month periods ended June 30, 2001 and 2000 were 50.1% and 51.1%, respectively.

Capital

Stockholders’ equity at June 30, 2001 was $3.0 billion or 9.57% of total assets, compared with $1.9 billion or 8.52% of total assets a year earlier and $2.7 billion or 9.33% at December 31, 2000. On a per share basis, stockholders’ equity was $31.00 at June 30, 2001, up from $24.18 and $28.93 at June 30 and December 31, 2000, respectively. Excluding goodwill and core deposit intangible, net of applicable tax effect, tangible equity per share was $17.68 at June 30, 2001, compared with $16.28 at June 30, 2000 and $16.74 at December 31, 2000. To complete the acquisitions of Premier on February 9, 2001 and Keystone on October 6, 2000, M&T issued 2,440,812 and 15,900,292 shares of common stock, respectively, and assumed employee stock options to purchase 224,734 and 1,259,493 shares of M&T common stock, respectively. As a result, at the respective acquisition date, stockholders’ equity increased by $176 million in connection with the Premier acquisition and by $664 million in connection with the Keystone acquisition.

      Stockholders’ equity at June 30, 2001 reflected $10.4 million, or $.11 per share, for the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with unrealized losses of $47.7 million or $.62 per share at June 30, 2000 and unrealized losses of $432 thousand or $.01 per share at December 31, 2000. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale.

      Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $318 million carrying value of trust preferred securities as described in note 6 of Notes to Financial Statements. As of June 30, 2001, total capital also included $594 million of subordinated notes issued by M&T Bank in prior years.

      The Company’s rate of regulatory capital generation, or cash net income (reduced by the impact of nonrecurring merger-related expenses) less dividends paid expressed as an annualized percentage of regulatory “core capital” at the beginning of the period, was 20.09% during the second quarter of 2001, compared with 19.21% in the year-earlier quarter and 18.58% in the first 2001 quarter.

      The regulatory capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of June 30, 2001 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

June 30, 2001

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.

Core capital	7.39%	7.35%	11.57%
Total capital	10.90%	10.91%	12.40%
Leverage	6.56%	6.57%	6.91%

      During the second quarter of 2001, M&T completed the stock repurchase program it had announced in November 1999 by repurchasing 271,790 shares at an average cost of $74.60 per share. In total, M&T repurchased 1,904,650 shares pursuant to such program at an average cost of $47.29 per share. On June 25, 2001, M&T announced that it had been authorized by its Board of Directors to purchase up to 3,500,000 additional common shares to be used in connection with the possible future exercise of outstanding stock options. Through June 30, 2001, M&T had repurchased 791,267 shares of common stock pursuant to this latest program at an average cost of $78.39 per share.

Segment Information

The Commercial Banking segment’s earnings were $29.0 million in the second quarter of 2001, approximately equal to the first quarter of 2001, but up from $23.5 million in the similar 2000 quarter. The major factor for the increase from the year-earlier period was a $14.0 million increase in net interest income, due to a 35% increase in average loans outstanding, offset in part by a $5.2 million increase in the provision for credit losses. Approximately two-thirds of the increase in loans outstanding was attributable to the Keystone acquisition. For the six months ended June 30, 2001 and 2000, earnings for this segment were $58.1 million and $45.0 million, respectively. The higher net income in 2001 resulted largely from an increase of $30.4 million in net interest income, due to an increase of 36% in average loans outstanding, of which approximately two-thirds was attributable to the Keystone acquisition, offset, in part, by an $8.7 million increase in the provision for credit losses.

      In the second quarter of 2001, the Commercial Real Estate segment contributed net income of $20.7 million, compared with $17.9 million in the year-earlier period and $19.7 million in the initial 2001 quarter. An increase of $6.7 million in net interest income, the result of a 23% increase in average loan balances, was the major factor in the recent quarter’s improved earnings when compared with the second quarter of 2000. Over one-third of the increase in the segment’s net interest income was attributable to the Keystone acquisition. The increase in net income from the first quarter was largely due to higher net interest income, the result of higher loan balances outstanding. Net income in the first six months of 2001 and 2000 was $40.4 million and $35.1 million, respectively. Higher net interest income of $11.6 million, the result of a 22% increase in average loan balances outstanding, was the major factor for the increase in net income for this segment. Approximately 40% of the increase in net interest income was attributable to the Keystone acquisition.

      Net income contributed by the Discretionary Portfolio segment in the second quarter of 2001 totaled $13.7 million, compared with $7.7 million in the second quarter of 2000 and $11.1 million in the initial quarter of 2001. The increase in net income from both the second quarter of 2000 and the first quarter of 2001 was due to higher gains from sales of bank investment securities, tax-exempt income earned from bank-owned life insurance, and net interest income from loans, the result of higher net interest margin and balances outstanding. For the first six months of 2001, net income for the Discretionary Portfolio segment was $24.8 million, compared with $16.0 million in the corresponding 2000 period. The increase from 2000 was due, in part, to an increase in tax-exempt income earned from bank-owned life insurance of $4.6 million, a $1.9 million increase in trading account and foreign exchange gains and a $1.6 million increase in gains from sales of bank investment securities.

      The Residential Mortgage Banking segment had net income of $10.7 million in the second quarter of 2001, compared with $1.2 million in the year-earlier period and $9.0 million in the first quarter of 2001. Net income for this segment for the first six months of 2001 was $19.7 million, compared with $3.1 million in the similar period of 2000. The higher levels of earnings in 2001 when compared with the corresponding periods of 2000 were largely due to the effects of higher residential mortgage loan origination volume and loan servicing fees. The previously described adoption of SFAS No. 133 contributed $4.4 million to this segment’s net income during the first half of 2001. The increase in net income from the first quarter of 2001 was due to higher net interest income, primarily the result of higher loan margins and balances outstanding.

      Retail Banking earned $52.6 million in 2001’s second quarter, little changed from the first quarter of 2001, but up 39% from $37.8 million in 2000’s comparable period. Higher net interest income of $55.1 million, the result of increases in average loan and deposit balances, and higher deposit service charges of $12.2 million, offset in part by higher operating expenses of $38.2 million, were the leading factors contributing to the increase from the second quarter of 2000. The higher deposit and loan balances, deposit service charges, and operating expenses were largely the result of the Keystone and Premier acquisitions. For the first six months of 2001, this segment’s net income increased 48% to $105.3 million from $70.9 million in the first half of 2000. Higher net interest income and deposit service charges of $112.3 million and $22.1 million, respectively, offset, in part, by higher operating expenses of $72.8 million, all largely the result of the

Keystone and Premier acquisitions, were the leading factors contributing to the significant improvement from the first half of 2000.

Recently Issued Accounting Standards Not Yet Adopted

In June 2001, the Financial Accounting Standards Board (“FASB”) approved for issuance Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142. SFAS No. 141, “Business Combinations,” revised accounting standards and disclosure requirements for business combinations. All business combinations are now required to be accounted for using the purchase method of accounting; use of the pooling-of-interests (“pooling”) method of accounting is prohibited. SFAS No. 141 requires that goodwill be initially recognized as an asset in the financial statements and measured as the excess of the cost of an acquired entity over the net difference between amounts assigned to assets acquired and liabilities assumed. The statement also requires that an acquired intangible asset be recognized apart from goodwill if that asset arises from contractual or other legal rights. SFAS No. 141 stipulates that the pooling method of accounting may not be used for business combinations initiated after June 30, 2001. However, prior business combinations accounted for by the pooling method will be “grandfathered.” The provisions of SFAS No. 141 related to the application of the purchase method of accounting (including the separate recognition of identifiable intangible assets) is effective for any business combination completed after June 30, 2001.

      SFAS No. 142 “Goodwill and Other Intangible Assets,” revises accounting standards for all purchased intangible assets but not the accounting for internally developed intangible assets. SFAS No. 142 requires that goodwill not be amortized, but rather that it be tested for impairment at the reporting unit level, which is either at the same level or one level below an operating segment. All acquired goodwill should be assigned to reporting units, then tested for impairment no less frequently than annually. Acquired intangible assets (other than goodwill) should be amortized over their useful economic lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” However, an acquired intangible asset (other than goodwill) with an indefinite useful economic life should not be amortized until its life is determined to be finite. SFAS No. 142 also stipulates various disclosures and financial statement presentation requirements relating to goodwill and intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is not permitted for companies with fiscal years beginning prior to March 15, 2001, and the statement must be adopted as of the beginning of a fiscal year. Companies should perform the first impairment test on all goodwill within six months of initially applying the provisions of the statement. The useful economic life of previously recognized intangible assets should be reassessed upon adoption of the statement, remaining amortization periods should be adjusted accordingly, and intangible assets deemed to have an indefinite life should no longer be amortized. Once SFAS No. 142 is adopted by the Company, it is expected that the Company’s results of operations will be significantly impacted due to changes in the accounting for amortization and impairment of goodwill. Information about the Company’s amortization of goodwill is presented herein under the heading “Cash Operating Results.”

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

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2001 Second quarter			2001 First quarter			2000 Fourth quarter
Average balance in millions;	Average		Average	Average		Average	Average		Average
interest in thousands	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets Loans and leases, net of unearned
discount*
Commercial, financial, etc.	$5,383	$99,701	7.43%	5,178	107,830	8.45%	4,926	111,700	9.02%
Real estate — commercial	9,232	186,385	8.08	8,935	188,067	8.42	8,572	186,371	8.70
Real estate — consumer	5,263	103,686	7.88	4,991	99,295	7.96	4,604	93,660	8.14
Consumer	4,582	95,509	8.36	4,288	96,603	9.14	4,039	93,905	9.25

Total loans and leases, net	24,460	485,281	7.96	23,392	491,795	8.53	22,141	485,636	8.73

Money-market assets Interest-bearing deposits at banks	4	29	3.34	3	37	4.59	18	264	5.75
Federal funds sold and agreements to resell securities	14	164	4.56	59	787	5.48	13	220	6.76
Trading account	13	95	2.86	13	116	3.54	15	125	3.34

Total money-market assets	31	288	3.69	75	940	5.11	46	609	5.25

Investment securities**
U.S. Treasury and federal agencies	1,781	29,285	6.60	1,955	33,697	6.99	2,272	38,540	6.75
Obligations of states and political subdivisions	380	7,161	7.54	332	6,418	7.75	240	4,819	8.02
Other	1,341	22,409	6.70	1,183	20,115	6.89	1,047	18,741	7.12

Total investment securities	3,502	58,855	6.74	3,470	60,230	7.04	3,559	62,100	6.94

Total earning assets	27,993	544,424	7.80	26,937	552,965	8.33	25,746	548,345	8.47

Allowance for credit losses	(406)			(391)			(374)
Cash and due from banks	683			685			694
Other assets	2,747			2,647			2,421

Total assets	$31,017			29,878			28,487

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$708	2,206	1.25	717	3,185	1.80	695	3,692	2.11
Savings deposits	7,280	34,529	1.90	6,765	38,152	2.29	6,200	39,357	2.53
Time deposits	9,029	120,721	5.36	9,803	140,188	5.80	9,568	144,030	5.99
Deposits at foreign office	304	3,027	3.99	263	3,405	5.25	265	4,040	6.06

Total interest-bearing deposits	17,321	160,483	3.72	17,548	184,930	4.27	16,728	191,119	4.55

Short-term borrowings	3,543	38,526	4.36	2,452	34,269	5.67	2,486	41,260	6.60
Long-term borrowings	3,485	53,468	6.15	3,443	57,398	6.76	3,025	54,159	7.12

Total interest-bearing liabilities	24,349	252,477	4.16	23,443	276,597	4.78	22,239	286,538	5.12

Noninterest-bearing deposits	3,269			3,186			3,172
Other liabilities	384			383			480

Total liabilities	28,002			27,012			25,891

Stockholders’ equity	3,015			2,866			2,596

Total liabilities and stockholders’ equity	$31,017			29,878			28,487

Net interest spread			3.64			3.55			3.35
Contribution of interest-free funds			.54			.61			.70

Net interest income/margin on earning assets		$291,947	4.18%		276,368	4.16%		261,807	4.05%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.	(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2000 Third quarter			2000 Second quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets Loans and leases, net of unearned discount*
Commercial, financial, etc.	$3,978	$90,407	9.04%	3,863	85,127	8.86%
Real estate — commercial	6,867	147,932	8.62	6,710	142,606	8.50
Real estate — consumer	3,061	61,053	7.98	3,464	66,340	7.66
Consumer	3,257	75,087	9.17	3,144	69,099	8.84

Total loans and leases, net	17,163	374,479	8.68	17,181	363,172	8.50

Money-market assets
Interest-bearing deposits at banks	1	20	4.64	2	14	3.82
Federal funds sold and agreements to resell securities	15	250	6.74	170	2,833	6.71
Trading account	15	155	4.05	41	662	6.38

Total money-market assets	31	425	5.32	213	3,509	6.63

Investment securities**
U.S. Treasury and federal agencies	1,865	30,936	6.60	1,488	24,063	6.50
Obligations of states and political subdivisions	80	1,360	6.82	86	1,393	6.51
Other	959	17,012	7.05	1,008	17,573	7.01

Total investment securities	2,904	49,308	6.76	2,582	43,029	6.70

Total earning assets	20,098	424,212	8.40	19,976	409,710	8.25

Allowance for credit losses	(322)			(320)
Cash and due from banks	494			474
Other assets	1,553			1,721

Total assets	$21,823			21,851

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$402	1,235	1.22	413	1,252	1.22
Savings deposits	5,194	30,375	2.33	5,299	30,770	2.34
Time deposits	6,893	103,107	5.95	7,067	100,281	5.71
Deposits at foreign office	259	4,075	6.28	252	3,754	5.98

Total interest-bearing deposits	12,748	138,792	4.33	13,031	136,057	4.20

Short-term borrowings	2,952	49,221	6.63	2,669	42,226	6.36
Long-term borrowings	1,763	31,609	7.13	1,775	30,423	6.89

Total interest-bearing liabilities	17,463	219,622	5.00	17,475	208,706	4.80

Noninterest-bearing deposits	2,232			2,175
Other liabilities	235			375

Total liabilities	19,930			20,025

Stockholders’ equity	1,893			1,826

Total liabilities and stockholders’ equity	$21,823			21,851

Net interest spread			3.40			3.45
Contribution of interest-free funds			.65			.60

Net interest income/margin on earning assets		$204,590	4.05%		201,004	4.05%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

QUARTERLY TRENDS

	2001 Quarters		2000 Quarters

	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$544,424	552,965	548,345	424,212	409,710	401,064
Interest expense	252,477	276,597	286,538	219,622	208,706	203,731

Net interest income	291,947	276,368	261,807	204,590	201,004	197,333
Less: provision for credit losses	24,000	18,500	14,000	9,000	6,000	9,000
Other income	117,836	111,727	102,778	76,514	73,382	71,998
Less: other expense	233,012	234,801	234,187	153,959	155,710	150,597

Income before income taxes	152,771	134,794	116,398	118,145	112,676	109,734
Applicable income taxes	53,164	46,741	40,672	41,397	38,888	39,293
Taxable-equivalent adjustment	4,799	4,387	3,759	2,332	2,250	2,206

Net income	$94,808	83,666	71,967	74,416	71,538	68,235

Per common share data
Basic earnings	$.98	.88	.78	.97	.93	.89
Diluted earnings	.94	.85	.76	.94	.91	.86
Cash dividends	$.25	.25	.25	.125	.125	.125
Average common shares outstanding
Basic	97,125	95,427	91,987	76,748	76,631	77,112
Diluted	100,722	98,605	95,088	79,417	78,876	79,222

Performance ratios, annualized
Return on
Average assets	1.23%	1.14%	1.01%	1.36%	1.32%	1.22%
Average common stockholders' equity	12.61%	11.84%	11.03%	15.64%	15.75%	15.14%
Net interest margin on average earning assets
(taxable-equivalent basis)	4.18%	4.16%	4.05%	4.05%	4.05%	3.94%
Nonperforming assets to total assets,
at end of quarter	.55%	.56%	.43%	.32%	.33%	.33%
Efficiency ratio (a)	57.08%	58.45%	57.61%	53.49%	56.75%	55.92%

Cash (tangible) operating results (b)
Net income (in thousands)	$119,899	112,391	108,100	87,758	82,937	79,844
Diluted net income per common share	1.19	1.14	1.14	1.11	1.05	1.00
Annualized return on
Average tangible assets	1.62%	1.59%	1.57%	1.64%	1.57%	1.47%
Average tangible common stockholders' equity	27.99%	27.93%	28.93%	26.98%	27.46%	26.95%
Efficiency ratio (a)	49.45%	50.77%	50.20%	48.57%	51.61%	50.57%

Balance sheet data
In millions, except per share
Average balances
Total assets	$31,017	29,878	28,487	21,823	21,851	22,438
Earning assets	27,993	26,937	25,746	20,098	19,976	20,147
Investment securities	3,502	3,470	3,559	2,904	2,582	1,977
Loans and leases, net of unearned discount	24,460	23,392	22,141	17,163	17,181	17,501
Deposits	20,590	20,734	19,900	14,980	15,206	15,257
Stockholders' equity	3,015	2,866	2,596	1,893	1,826	1,813

At end of quarter
Total assets	$31,202	30,925	28,949	22,009	21,746	22,762
Earning assets	28,200	27,895	26,089	20,143	19,893	20,389
Investment securities	3,377	3,705	3,310	2,799	2,865	2,079
Loans and leases, net of unearned discount	24,774	24,168	22,743	17,324	16,949	17,703
Deposits	20,041	20,978	20,233	14,682	15,223	15,151
Stockholders' equity	2,987	2,992	2,700	1,940	1,852	1,832
Equity per common share	31.00	30.84	28.93	25.22	24.18	23.83
Tangible equity per common share	17.68	17.33	16.74	17.52	16.28	15.79

Market price per common share
High	$79.00	69.99	68.42	52.29	47.50	45.81
Low	66.55	59.80	46.67	44.50	39.95	35.70
Closing	75.50	69.90	68.00	51.00	45.00	44.65

(a)	Excludes impact of nonrecurring merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      Information concerning the matters submitted to a vote of stockholders at M&T Bank Corporation’s Annual Meeting of Stockholders held on April 17, 2001 was previously reported in response to Item 4 of Part II of M&T’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Item 5. Other Information.

      (None)

Item 6. Exhibits and Reports on Form 8-K.

      (a)  The following exhibit is filed as a part of this report.

Exhibit
No.

10.1	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).

      (b)  Reports on Form 8-K. The following Current Report on Form 8-K was filed with the Securities and Exchange Commission during the quarterly period ended June 30, 2001:

      On June 25, 2001, a Current Report on Form 8-K dated June 25, 2001 was filed to announce that the Registrant’s Board of Directors had authorized the Registrant to repurchase up to 3,500,000 shares of its common stock, and disclosed that a previously reported repurchase program authorized in November 1999 had been completed on June 22, 2001, with the repurchase of an aggregate of 1,904,650 shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 13, 2001	By:	/s/ Michael P. Pinto

Michael P. Pinto
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.

10.1	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).