Form 10-Q
period 2001-09-30
M&T BANK CORP
filed 2001-11-14
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9861

M&T BANK CORPORATION (Exact name of registrant as specified in its charter)

New York State or other jurisdiction of Incorporation or organization)	16-0968385 (I.R.S. Employer Identification No.)

One M & T Plaza Buffalo, New York (Address of principal executive offices)	14203 (Zip Code)

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
Yes  X    No

Number of shares of the registrant’s Common Stock, $.50 par value, outstanding as of the close of business on October 31, 2001: 94,480,476 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		September 30,	December 31,
Dollars in thousands, except per share		2001	2000

Assets	Cash and due from banks	$784,664	750,259
	Money-market assets
	Interest-bearing deposits at banks	4,322	3,102
	Federal funds sold and agreements to resell securities	2,965	17,261
	Trading account	41,936	37,431

	Total money-market assets	49,223	57,794

	Investment securities
	Available for sale (cost: $2,732,290 at September 30, 2001;
	$3,035,031 at December 31, 2000)	2,798,894	3,034,304
	Held to maturity (market value: $115,823 at September 30, 2001;
	$77,959 at December 31, 2000)	114,909	81,025
	Other (market value: $239,445 at September 30, 2001;
	$194,524 at December 31, 2000)	239,445	194,524

	Total investment securities	3,153,248	3,309,853

	Loans and leases	25,155,972	22,970,314
	Unearned discount	(209,553)	(227,500)
	Allowance for credit losses	(412,728)	(374,703)

	Loans and leases, net	24,533,691	22,368,111

	Premises and equipment	264,257	257,975
	Goodwill and core deposit intangible	1,316,941	1,199,407
	Accrued interest and other assets	1,037,034	1,006,057

	Total assets	$31,139,058	28,949,456

Liabilities	Noninterest-bearing deposits	$3,545,722	3,344,913
	NOW accounts	917,671	873,472
	Savings deposits	7,316,608	6,105,689
	Time deposits	8,272,202	9,664,088
	Deposits at foreign office	469,734	244,511

	Total deposits	20,521,937	20,232,673

	Federal funds purchased and agreements to repurchase securities	2,710,439	1,440,887
	Other short-term borrowings	876,808	631,937
	Accrued interest and other liabilities	458,447	528,958
	Long-term borrowings	3,615,845	3,414,516

	Total liabilities	28,183,476	26,248,971

Stockholders’ equity	Preferred stock, $1 par, 1,000,000 shares authorized,
	none outstanding	—	—
	Common stock, $.50 par, 150,000,000 shares authorized,
	97,139,347 shares issued at September 30, 2001;
	93,244,101 shares issued at December 31, 2000	48,570	46,622
	Common stock issuable, 131,400 shares at September 30, 2001;
	88,543 shares at December 31, 2000	6,214	4,077
	Additional paid-in capital	1,105,008	914,575
	Retained earnings	1,939,472	1,735,643
	Accumulated other comprehensive income, net	42,750	(432)
	Treasury stock — common, at cost — 2,515,202 shares at
	September 30, 2001; none at December 31, 2000	(186,432)	—

	Total stockholders’ equity	2,955,582	2,700,485

	Total liabilities and stockholders’ equity	$31,139,058	28,949,456

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended September 30		Nine months ended September 30
In thousands, except per share		2001	2000	2001	2000

Interest income	Loans and leases, including fees	$472,328	373,743	$1,446,895	1,094,980
	Money-market assets
	Deposits at banks	29	20	95	44
	Federal funds sold and agreements to resell securities	167	250	1,118	12,671
	Trading account	83	135	267	892
	Investment securities
	Fully taxable	43,663	44,989	143,104	111,710
	Exempt from federal taxes	5,699	2,743	18,693	7,901

	Total interest income	521,969	421,880	1,610,172	1,228,198

Interest expense	NOW accounts	1,896	1,235	7,287	3,795
	Savings deposits	32,515	30,375	105,196	92,868
	Time deposits	104,985	103,107	365,894	301,636
	Deposits at foreign office	3,115	4,075	9,547	10,875
	Short-term borrowings	32,808	49,221	105,603	131,206
	Long-term borrowings	52,355	31,609	163,221	91,679

	Total interest expense	227,674	219,622	756,748	632,059

	Net interest income	294,295	202,258	853,424	596,139
	Provision for credit losses	28,000	9,000	70,500	24,000

	Net interest income after provision for credit losses	266,295	193,258	782,924	572,139

Other income	Mortgage banking revenues	24,789	16,012	75,478	45,543
	Service charges on deposit accounts	37,000	21,764	105,847	63,178
	Trust income	15,589	9,838	47,733	29,579
	Brokerage services income	9,489	7,177	28,969	24,639
	Trading account and foreign exchange gains	223	1,062	2,591	1,575
	Gain on sales of bank investment securities	244	—	1,873	26
	Other revenues from operations	32,833	20,661	87,239	57,354

	Total other income	120,167	76,514	349,730	221,894

Other expense	Salaries and employee benefits	109,250	76,099	324,592	229,738
	Equipment and net occupancy	28,227	18,582	84,112	54,284
	Printing, postage and supplies	5,838	4,479	19,142	13,195
	Amortization of goodwill and core deposit intangible	31,010	13,810	91,970	42,320
	Other costs of operations	61,869	40,989	184,191	120,729

	Total other expense	236,194	153,959	704,007	460,266

	Income before taxes	150,268	115,813	428,647	333,767
	Income taxes	52,401	41,397	152,306	119,578

	Net income	$97,867	74,416	$276,341	214,189

	Net income per common share
	Basic	$1.02	.97	$2.87	2.79
	Diluted	.98	.94	2.77	2.71

	Cash dividends per common share	$.25	.125	$.75	.375

	Average common shares outstanding
	Basic	96,115	76,748	96,225	76,830
	Diluted	99,597	79,417	99,644	79,171

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Nine months ended September 30
In thousands		2001	2000

Cash flows from	Net income	$276,341	214,189
operating activities	Adjustments to reconcile net income to net cash
	provided by operating activities
	Provision for credit losses	70,500	24,000
	Depreciation and amortization of premises and equipment	31,096	20,759
	Amortization of capitalized servicing rights	23,200	17,311
	Amortization of goodwill and core deposit intangible	91,970	42,320
	Provision for deferred income taxes	(20,655)	(13,714)
	Asset write-downs	1,010	1,394
	Net (gain) loss on sales of assets	(2,102)	2,964
	Net change in accrued interest receivable, payable	(7,471)	(1,438)
	Net change in other accrued income and expense	(26,688)	(4,089)
	Net change in loans held for sale	(265,572)	(25,809)
	Net change in trading account assets and liabilities	3,883	(8,129)

	Net cash provided by operating activities	175,512	269,758

Cash flows from	Proceeds from sales of investment securities
investing activities	Available for sale	380,507	112,288
	Other	—	20,052
	Proceeds from maturities of investment securities
	Available for sale	671,427	281,615
	Held to maturity	49,145	47,988
	Purchases of investment securities
	Available for sale	(326,282)	(289,758)
	Held to maturity	(62,630)	(46,902)
	Other	(36,190)	(20,498)
	Additions to capitalized servicing rights	(29,570)	(22,709)
	Net increase in loans and leases	(988,398)	(947,161)
	Capital expenditures, net	(16,345)	(11,290)
	Acquisitions, net of cash acquired:
	Banks and bank holding companies	(59,247)	—
	Other companies	—	(4,303)
	Purchases of bank owned life insurance	—	(35,000)
	Other, net	(836)	123

	Net cash used by investing activities	(418,419)	(915,555)

Cash flows from	Net decrease in deposits	(1,099,453)	(691,050)
financing activities	Net increase (decrease) in short-term borrowings	1,479,112	719,166
	Proceeds from long-term borrowings	475,451	51,246
	Payments on long-term borrowings	(305,186)	(32,247)
	Purchases of treasury stock	(242,841)	(54,947)
	Dividends paid — common	(72,399)	(28,746)
	Other, net	28,332	9,403

	Net cash provided (used) by financing activities	263,016	(27,175)

	Net increase (decrease) in cash and cash equivalents	$20,109	(672,972)
	Cash and cash equivalents at beginning of period	767,520	1,236,310
	Cash and cash equivalents at end of period	$787,629	563,338

Supplemental	Interest received during the period	$1,632,665	1,210,934
disclosure of cash	Interest paid during the period	789,798	612,882
flow information	Income taxes paid during the period	147,972	110,767

Supplemental schedule of	Real estate acquired in settlement of loans	$9,981	9,453
noncash investing and	Aquisition of banks and bank holding companies:
financing activities	Common stock issued	169,270	—
	Fair value of:
	Assets acquired (noncash)	1,674,360	—
	Liabilities assumed	1,461,449	—
	Stock options	6,646	—
	Securitization of residential mortgage loans allocated to:
	Available for sale investment securities	—	1,018,216
	Capitalized servicing rights	—	14,282

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income, net	stock	Total

2000
Balance — January 1, 2000	$—	40,508	3,937	458,729	1,501,530	(26,047)	(181,611)	$1,797,046
Comprehensive income:
Net income	—	—	—	—	214,189	—	—	214,189
Other comprehensive income, net of tax:
Unrealized losses on
investment securities, net of
reclassification adjustment	—	—	—	—	—	(6,329)	—	(6,329)

								207,860
Purchases of treasury stock	—	—	—	—	—	—	(54,947)	(54,947)
Stock-based compensation plans:
Exercise of stock options	—	—	—	(23,145)	—	—	40,758	17,613
Directors’ stock plan	—	—	—	(17)	—	—	260	243
Deferred compensation plans, net,
including dividend equivalents	—	—	161	(5)	(33)	—	377	500
Common stock cash dividends —
$.375 per share	—	—	—	—	(28,746)	—	—	(28,746)

Balance — September 30, 2000	$—	40,508	4,098	435,562	1,686,940	(32,376)	(195,163)	$1,939,569

2001
Balance — January 1, 2001	$—	46,622	4,077	914,575	1,735,643	(432)	—	$2,700,485
Comprehensive income:
Net income	—	—	—	—	276,341	—	—	276,341
Other comprehensive income, net of tax:
Unrealized gains on
investment securities, net of
reclassification adjustment	—	—	—	—	—	43,589	—	43,589
Unrealized losses on
cash flow hedge, net of
reclassification adjustment	—	—	—	—	—	(407)	—	(407)

								319,523
Purchases of treasury stock	—	—	—	—	—	—	(242,841)	(242,841)
Acquisition of Premier National Bancorp, Inc.:
Common stock issued	—	1,220	—	168,050	—	—	—	169,270
Fair value of stock options	—	—	—	6,646	—	—	—	6,646
Repayment of management stock
ownership program receivable	—	—	—	112	—	—	—	112
Stock-based compensation plans:
Exercise of stock options	—	722	—	15,189	—	—	55,960	71,871
Directors’ stock plan	—	2	—	225	—	—	179	406
Deferred compensation plans, net,
including dividend equivalents	—	4	2,137	211	(113)	—	270	2,509
Common stock cash dividends —
$.75 per share	—	—	—	—	(72,399)	—	—	(72,399)

Balance — September 30, 2001	$—	48,570	6,214	1,105,008	1,939,472	42,750	(186,432)	$2,955,582

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Nine months ended September 30
In thousands	2001	2000

Beginning balance	$374,703	316,165
Provision for credit losses	70,500	24,000
Allowance obtained through acquisitions	22,112	—
Net charge-offs
Charge-offs	(69,228)	(27,886)
Recoveries	14,641	11,034

Total net charge-offs	(54,587)	(16,852)

Ending balance	$412,728	323,313

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

The Company utilizes derivatives, as defined in SFAS No. 133, to hedge the exposure to changes in the fair value of a recognized asset or liability or an unrecognized commitment. The January 1, 2001 transition adjustment prescribed by SFAS No. 133 was not material to the Company’s consolidated financial position or its results of operations. As a result of adopting the provisions of SFAS No. 133, hedged residential real estate loans held for sale, commitments to originate loans for sale, and commitments to sell loans are now generally recorded in the consolidated balance sheet at estimated fair market value, rather than at the lower of aggregate cost or fair market value, which was the Company’s policy prior to January 1, 2001. As a result, included in mortgage banking revenues for the three-month and nine-month periods ended September 30, 2001 were increases in net unrealized pre-tax gains related to loans held for sale, commitments to originate loans for sale, and commitments to sell loans of approximately $34 thousand ($22 thousand net of applicable income taxes) and $7.3 million ($4.7 million net of applicable income taxes), respectively.

The Company utilizes interest rate swap agreements as part of the management of interest-rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Of the Company’s $561 million of currently existing interest rate swap agreements, $461 million have been designated as fair value hedges and $100 million have been designated as cash flow hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap) and changes in the fair value of the hedged item are recorded in the Company’s balance sheet with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair value of interest rate swaps and the hedged items represents hedge ineffectiveness and is recorded in “Other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “Other revenues from operations” immediately. The amount of

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Accounting for derivative instruments and hedging activities, continued

hedge ineffectiveness of both fair value and cash flow hedges recognized during the three and nine-month periods ended September 30, 2001 was not material to the Company’s results of operations. The estimated fair value of interest rate swaps designated as fair value hedges was approximately $8.7 million at September 30, 2001. The fair value of such swaps was substantially offset by unrealized losses on the fair value of the hedged items. The estimated fair value of the interest rate swaps designated as cash flow hedges was a loss of approximately $628 thousand at September 30, 2001. Net of applicable income taxes, such loss was approximately $407 thousand and has been included in “Accumulated other comprehensive income, net” in the Company’s consolidated balance sheet.

3. Earnings per share

The computations of basic earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30

	2001	2000	2001	2000

	(in thousands, except per share)
Income available to common stockholders:
Net income	$97,867	74,416	276,341	214,189
Weighted-average shares outstanding (including common stock issuable)	96,115	76,748	96,225	76,830
Basic earnings per share	$1.02	.97	2.87	2.79

The computations of diluted earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30

	2001	2000	2001	2000

	(in thousands, except per share)
Income available to common stockholders	$97,867	74,416	276,341	214,189
Weighted-average shares outstanding	96,115	76,748	96,225	76,830
Plus: incremental shares from assumed conversion of stock options	3,482	2,669	3,419	2,341

Adjusted weighted-average shares outstanding	99,597	79,417	99,644	79,171
Diluted earnings per share	$.98	.94	2.77	2.71

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Comprehensive income

The following tables display the components of other comprehensive income:

	Nine months ended September 30, 2001

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$69,204	24,466	44,738
Less: reclassification adjustment for gains realized in net income	1,873	724	1,149
Unrealized losses on cash flow hedge	(628)	(221)	(407)

Net unrealized gains	$67,703	23,521	43,182

	Nine months ended September 30, 2000

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(10,670)	(4,357)	(6,313)
Less: reclassification adjustment for gains realized in net income	26	10	16

Net unrealized losses	$(10,696)	(4,367)	(6,329)

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

The Company incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Acquisition, continued

approximately $8.0 million ($4.8 million net of applicable income taxes) during the first quarter and first nine months of 2001. Nonrecurring merger-related expenses incurred by the Company in connection with another acquisition during the three-month and nine-month periods ended September 30, 2000 were $3.6 million ($2.1 million net of applicable income taxes).

6. Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”) issued $310 million of preferred capital securities. Including the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of the common securities of Trust III, the preferred capital securities had a financial statement carrying value of approximately $318 million at September 30, 2001 and December 31, 2000.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Borrowing, continued

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 19 to the Company’s consolidated financial statements as of and for the year ended December 31, 2000. The management accounting policies and processes utilized in compiling segment financial

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Segment information, continued

information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Information about the Company’s segments is presented in the following tables.

	Three months ended September 30

	2001			2000

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

	(in thousands)
Commercial Banking	$70,287	145	25,560	55,703	50	24,684
Commercial Real Estate	41,943	278	21,554	33,551	196	17,263
Discretionary Portfolio	21,526	1046	13,182	16,132	(55)	9,017
Residential Mortgage Banking	54,004	11,817	9,693	28,246	5,684	2,929
Retail Banking	205,927	3,068	50,905	141,913	2,080	43,238
All Other	20,775	(16,354)	(23,027)	3,227	(7,955)	(22,715)

Total	$414,462	—	97,867	278,772	—	74,416

	Nine months ended September 30

	2001			2000

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

	(in thousands)
Commercial Banking	$210,763	461	83,695	160,391	236	69,656
Commercial Real Estate	120,209	701	61,964	100,982	586	52,363
Discretionary Portfolio	63,775	3,071	37,948	46,128	(223)	25,059
Residential Mortgage Banking	149,648	33,865	29,352	79,314	16,688	6,022
Retail Banking	613,344	9,018	156,156	402,984	6,799	114,160
All Other	45,415	(47,116)	(92,774)	28,234	(24,086)	(53,071)

Total	$1,203,154	—	276,341	818,033	—	214,189

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Segment information, continued

loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $4,257,000 and $2,332,000 for the three-month periods ended September 2001 and 2000, respectively, and $13,443,000 and $6,788,000 for the nine-month periods ended September 2001 and 2000, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

	Average total assets

	Nine months ended
	September 30		Year ended
			December 31,
	2001	2000	2000

	(in millions)
Commercial Banking	$6,598	4,933	5,274
Commercial Real Estate	5,657	4,671	4,839
Discretionary Portfolio	7,393	6,180	6,431
Residential Mortgage Banking	1,292	570	662
Retail Banking	7,891	4,603	5,186
All Other	1,844	1,080	1,266

Total	$30,675	22,037	23,658

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income of M&T Bank Corporation (“M&T”) was $97.9 million or $.98 of diluted earnings per common share in the third quarter of 2001, increases of 32% and 4%, respectively, from the third quarter of 2000 when net income was $74.4 million or $.94 of diluted earnings per common share. During the second quarter of 2001, M&T’s net income was $94.8 million or $.94 of diluted earnings per common share. Basic earnings per common share rose 5% to $1.02 in the recent quarter from $.97 in the year-earlier quarter and 4% from $.98 earned in the second quarter of 2001. The after-tax impact of nonrecurring merger-related expenses associated with M&T’s merger and acquisition activity described below was $2.1 million or $.03 of diluted and basic earnings per share in last year’s third quarter. There were no similar expenses in the second or third quarters of 2001.

     For the nine months ended September 30, 2001, net income totaled $276.3 million or $2.77 per diluted share, up 29% and 2%, respectively, from $214.2 million or $2.71 per diluted share during the first nine months of 2000. Basic earnings per share rose to $2.87 in the first nine months of 2001 from $2.79 in the corresponding 2000 period. Nonrecurring merger-related expenses reduced net income during this year’s first three quarters by $4.8 million (after tax-effect) and diluted and basic earnings per share by $.05. Similar expenses during the corresponding period in 2000 lowered net income by $2.1 million and diluted and basic earnings per share by $.03.

     Net income expressed as an annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the third quarter of 2001 was 1.25%, compared with 1.36% in the similar quarter of 2000 and 1.23% in 2001’s second quarter. The annualized rate of return on average common stockholders’ equity was 12.93% in the recent quarter, compared with 15.64% in the year-earlier quarter and 12.61% in the second quarter of 2001. During the first nine months of 2001, the annualized rates of return on average assets and average common stockholders’ equity were 1.20% and 12.47%, respectively, compared with 1.30% and 15.51%, respectively, in the corresponding 2000 period. Excluding the impact of merger-related expenses incurred in the first quarter of 2001, the annualized returns on average assets and average common equity were 1.23% and 12.69%, respectively, during the first nine months of 2001. On the same basis, the annualized returns on average assets and average common equity during the third quarter of 2000 were 1.40% and 16.09%, respectively, and during the first nine months of 2000 were 1.31% and 15.67%, respectively.

     The tragic events of September 11, 2001 have had an impact on many individuals and businesses, and on specific real estate properties and industries. The Company’s results of operations are affected by overall economic conditions, in general, and by economic conditions in market areas served by the Company, specifically. Approximately 15% of the Company’s total loan portfolio as of September 30, 2001 was secured by commercial real estate properties in the New York City metropolitan area. However, less than 1% of total loans outstanding as of September 30, 2001 were secured by properties located in lower Manhattan. In connection with the events of September 11, 2001, the Company did not experience any significant losses or delinquencies in its portfolio of commercial real estate loans secured by properties in the New York City metropolitan area. The airline, hotel/leisure and insurance industries have also been significantly affected by the events of September 11, 2001. Loans and leases to these industries totaled approximately 3% of total loans outstanding at September 30, 2001. Additional information regarding loan losses incurred by the Company is included herein under the heading “Provision for Credit Losses.”

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

     In connection with the acquisitions described above, the Company incurred nonrecurring expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the operations of M&T Bank. Nonrecurring expenses associated with the Premier and Keystone acquisitions totaled approximately $8.0 million ($4.8 million after-tax) during the first quarter and first nine months of 2001. Similar expenses during the third quarter and first nine months of 2000 totaled approximately $3.6 million ($2.1 million after-tax).

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

     The January 1, 2001 transition adjustment prescribed by SFAS No. 133 was not material to the Company’s consolidated financial position or its results of operations. As a result of adopting the provisions of SFAS No. 133, hedged residential real estate loans held for sale, commitments to originate loans for sale, and commitments to sell loans are now generally recorded in the consolidated balance sheet at estimated fair market value, rather than at the lower of aggregate cost or fair market value, which was the Company’s policy prior to January 1, 2001. As a result, included in mortgage banking revenues in the third quarter of 2001 were increases in net unrealized pre-tax gains related to loans held for sale, commitments to originate loans for sale, and commitments to sell loans of approximately $34 thousand ($22 thousand after-tax), compared with $1.4 million ($.9 million after-tax) in the second quarter of 2001. For the nine months ended September 30, 2001, the net impact of SFAS No. 133 on mortgage banking revenues was approximately $7.3 million ($4.7 million after-tax). In general, such unrealized gains are reversed and subsequently recognized as realized gains as the loans are sold. The impact on the Company’s results of operations resulting from the adoption of SFAS No. 133 as related to the Company’s use of interest rate swaps to manage interest rate risk associated with other earning assets and interest-bearing liabilities was not significant.

Cash Operating Results

M&T has accounted for substantially all of its business combinations using the purchase method of accounting, unlike many other banking companies. As a result, the Company had recorded intangible assets consisting predominately of goodwill and core deposit intangible totaling $1.32 billion at September 30, 2001, $1.20 billion at December 31, 2000 and $611 million at September 30, 2000. Included in such intangible assets at September 30, 2001, December 31, 2000 and September 30, 2000 was goodwill of $1.15 billion, $1.02 billion and $544 million, respectively. Charges for amortization of goodwill and core deposit intangible, after tax effect, were $16.9 million ($.17 per diluted share) and $8.7 million ($.09 per diluted share), respectively, during the third quarter of 2001, $16.9 million ($.17 per diluted share) and $8.2 million ($.08 per diluted share), respectively, during the second quarter of 2001, and $49.6 million ($.50 per diluted share) and $25.0 million ($.25 per diluted share), respectively, during 2001’s first nine months. Similar charges were $8.5 million ($.11 per diluted share) and $2.7 million ($.03 per diluted share), respectively, during 2000’s third quarter and $25.8 million ($.32 per diluted share) and $8.4 million ($.10 per diluted share), respectively, during the first nine months of 2000. Since the amortization of goodwill and core deposit intangible does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a “cash” or “tangible” basis (which excludes the after-tax effect of amortization of goodwill and core deposit intangible and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein do not exclude the effect of other non-cash operating expenses such as depreciation, provision for credit losses, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis data do, however, exclude the after-tax impact of nonrecurring merger-related expenses associated with acquisitions.

     Cash net income for the third quarter of 2001 was $123.5 million, up 41% from $87.8 million in the year-earlier quarter. Diluted cash earnings per share for the recent quarter were $1.24, an increase of 12% from $1.11 in the third quarter of 2000. Cash net income and diluted cash earnings per share were $119.9 million and $1.19, respectively, in the second 2001 quarter. For the first nine months of 2001, cash net income and diluted cash earnings per share were $355.8 million and $3.57, respectively, up 42% and 13%, respectively, from $250.5 million and $3.16 in the similar period of 2000.

     Cash net income in 2001’s third quarter represented an annualized rate of return on average tangible assets of 1.64%, equal to the year-earlier quarter and up from 1.62% in the second quarter of 2001. Cash return on average tangible common equity was an annualized 28.39% in the recently completed quarter, improved from 26.98% in the year-earlier quarter and 27.99% in the second quarter of 2001. Through the first three quarters of 2001, the annualized cash return on average tangible assets and average tangible common stockholders’ equity was 1.62% and 28.19%, respectively, up from 1.56% and 27.13%, respectively, in the comparable 2000 period. Including the effect of nonrecurring merger-related expenses, the annualized cash returns on average tangible assets and average tangible common stockholders’ equity for the first nine months of 2001 were 1.60% and 27.80%, respectively. On the same basis, the annualized cash returns on average tangible assets for the third quarter and first nine months of 2000 were 1.60% and 1.55%, respectively, and the annualized cash returns on average tangible common stockholders’ equity were 26.32% and 26.90%, respectively.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income rose 46% to $298.6 million in the third quarter of 2001 from $204.6 million in the year-earlier quarter. The improvement resulted from higher average loan balances outstanding and a widening of the Company’s net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities. Including the impact of loans obtained at the time of the acquisitions of Keystone and Premier, average loans and leases increased $7.7 billion, or 45%, to $24.8 billion in the third quarter of 2001 from $17.2 billion in the corresponding quarter of 2000. Taxable-equivalent net interest income was $291.9 million in the second quarter of 2001 when average loans and leases were $24.5 billion. The rate of loan growth slowed from the second quarter to the third quarter of 2001 compared with prior quarters’ growth, largely due to lower commercial loans outstanding. However, consumer loans and leases in the recent quarter were up 5% from the second quarter of 2001. Loans and leases obtained in the Keystone merger were $4.8 billion on October 6, 2000 and included approximately $1.2 billion of commercial loans, $1.3 billion of commercial real estate loans, $1.1 billion of residential real estate loans, and $1.2 billion of consumer loans and leases. Loans obtained through the acquisition of Premier totaled $994 million on February 9, 2001 and included $127 million of commercial loans, $317 million of commercial real estate loans, $356 million of residential real estate loans, and $194 million of consumer loans. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from

	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2001	2000	2001

Commercial, financial, etc.	$5,340	34%	(1)%
Real estate — commercial	9,322	36	1
Real estate — consumer	5,336	74	1
Consumer
Automobile	2,190	62	7
Home equity	1,296	33	6
Other	1,347	45	3

Total consumer	4,833	48	5

Total	$24,831	45%	2%

     For the first three quarters of 2001, taxable-equivalent net interest income totaled $866.9 million, an increase of 44% from $602.9 million in the corresponding 2000 period. A 40% rise in average loans and leases of $7.0 billion was the leading factor contributing to this improvement.

     Investment securities averaged $3.2 billion in the recent quarter, compared with $2.9 billion and $3.5 billion in the third quarter of 2000 and second quarter of 2001, respectively. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations, commercial real estate mortgage-backed securities, and shorter-term U.S. Treasury notes. The Company has also invested in debt securities issued by municipalities and debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to prepayment and other risks assumed. The Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security.

     Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, Federal funds sold and agreements to resell securities, averaged $34 million in 2001’s third quarter, little changed from $32 million in the year-earlier quarter and $31 million in the second quarter of 2001. In general, the size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

     As a result of the changes described herein, average earning assets increased 40% to $28.1 billion in the third quarter of 2001 from $20.1 billion in the corresponding 2000 quarter. Average earning assets were $28.0 billion in the second 2001 quarter and aggregated $27.7 billion and $20.1 billion for the nine month periods ended September 30, 2001 and 2000, respectively.

     The most significant source of funding to the Company is core deposits, which consist of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T. Average core deposits totaled $17.5 billion in the recent quarter, up from $12.5 billion in the similar quarter of 2000, but down slightly from $17.7 billion in the second quarter of 2001. Core deposits obtained in the Keystone and Premier transactions as of the respective acquisition dates were $4.7 billion and $1.2 billion, respectively. The accompanying table provides an analysis of quarterly changes in the components of average core deposits. The lower interest rate environment during the third quarter compared with the second quarter of this year has adversely impacted average time deposits less than $100,000, which decreased 8%. For the nine months ended September 30, 2001 and 2000, core deposits averaged $17.6 billion and $12.5 billion, respectively.

AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from

	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2001	2000	2001

NOW accounts	$708	76%	—%
Savings deposits	7,444	43	2
Time deposits less than $100,000	5,938	28	(8)
Noninterest-bearing deposits	3,384	52	4

Total	$17,474	40%	(1)%

     The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through M&T Bank’s offshore branch office, and brokered certificates of deposit. Brokered deposits have been used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities. Brokered deposits averaged $789 million during the recent quarter, compared with $597 million and $463 million in the third quarter of 2000 and the second quarter of 2001, respectively. At September 30, 2001, brokered deposits totaled $978 million and had a weighted average remaining term to maturity of .78 years. Certain of the brokered deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of certain of the brokered deposits. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

     In addition to deposits, the Company uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $3.6 billion in the recently completed quarter, $3.0 billion in the third quarter of 2000 and $3.5 billion in the second quarter of 2001. Long-term borrowings averaged $3.7 billion in the third quarter of 2001, compared with $1.8 billion and $3.5 billion in the third quarter of 2000 and the second quarter of 2001, respectively. Included in average long-term borrowings were amounts borrowed from the FHLB totaling $2.5 billion in the third quarter of 2001, compared with $1.3 billion in the year-earlier quarter and $2.3 billion in the second quarter of 2001. Also included in long-term borrowings were $318 million of trust preferred securities issued in 1997. Further information regarding the trust preferred securities is provided in note 6 of Notes to Financial Statements. Average long-term borrowings also included subordinated capital notes of $674 million in the third and second quarters of 2001, compared with $175 million in the third quarter of 2000. In connection with the acquisitions of Keystone and Premier, M&T Bank issued $500 million of 8% subordinated capital notes on October 5, 2000.

     In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, net interest income can be impacted by changes in interest rates and spreads. During 2001, the Federal Reserve has taken actions to lower the level of interest rates. In general, such actions have resulted in a greater decline in short-term rates as compared with the decline in longer-term rates. The decline in short-term interest rates and the general steeping of the yield curve have had a positive effect on the Company’s net interest spread. The rate paid on interest-bearing liabilities during the third quarter of 2001 was 3.71%, down from 5.00% in the corresponding quarter of 2000 and 4.16% during 2001’s second quarter. In comparison, the yield on the Company’s earning assets decreased to 7.43% in the recent quarter, from 8.40% in the year-earlier quarter and 7.80% in the second quarter of 2001. The impact of the more rapid repricing of interest-bearing liabilities than earning assets led to an increase in the net interest spread to 3.72% in 2001’s third quarter from 3.40% in the corresponding 2000 quarter and 3.64% in the second quarter of 2001. For the first nine months of 2001, the net interest spread was 3.63%, up 22 basis points (hundredths of one percent) from 3.41% in the similar 2000 period. The yield on earning assets and the rate paid on interest-bearing liabilities was 7.84% and 4.21%, respectively, during the first nine months of 2001, compared with 8.22% and 4.81%, respectively, during the first nine months of 2000.

     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit intangible. Average interest-free funds totaled $3.8 billion in the recent quarter, up from $2.6 billion a year earlier and $3.6 billion in the second quarter of 2001. During the first nine months of 2001 and 2000, average net interest-free funds were $3.6 billion and $2.5 billion, respectively. Goodwill and core deposit intangible averaged $1.3 billion and $618 million during the third quarter of 2001 and 2000, respectively, and $1.4 billion during the second quarter of 2001. The cash surrender value of bank owned life insurance averaged $576 million and $439 million in the third quarter of 2001 and 2000, respectively, and $569 million in the second quarter of 2001. Tax-exempt income earned from increases in the cash surrender value of bank owned life insurance is not included in interest income, but rather is recorded in “other revenues from operations.”

     The contribution of net interest-free funds to net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, was .50% in the third quarter of 2001, compared with .65% in the corresponding 2000 quarter and .54% in the second quarter of 2001. The lower contribution to net interest margin of net interest-free funds in the recent quarter was due largely to the continuing decline in the average rates paid on interest-bearing liabilities that were used to compute the value of such contribution. For the first nine months of the year, the contribution of net interest-free funds to net interest margin was .56% in 2001 and .60% in 2000.

     Reflecting the changes described herein, the Company’s net interest margin was 4.22% in 2001’s third quarter, up 17 basis points from 4.05% in the third quarter of 2000 and 4 basis points higher than 4.18% in the second 2001 quarter. During the first nine months of 2001 and 2000, the net interest margin was 4.19% and 4.01%, respectively.

     As part of the management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of September 30, 2001 and 2000 was $561 million and $532 million, respectively, $456 million as of June 30, 2001 and $534 million as of December 31, 2000. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates and makes payments at variable rates. However, under the terms of $117 million of swaps, the Company pays a fixed rate of interest and receives a variable rate. In anticipation of the previously noted issuance of $500 million of fixed-rate subordinated notes in October 2000, the Company terminated certain interest rate swap agreements in September 2000, including forward-starting swaps, with an aggregate notional amount of approximately $421 million. Under the terms of the terminated swaps, the Company would have made fixed-rate payments and received variable-rate payments.

     As previously discussed, the Company adopted SFAS No. 133 on January 1, 2001. As a result, $461 million of the Company’s interest rate swap agreements as of September 30, 2001 had been designated as fair value hedges and $100 million have been designated as cash flow hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap) and changes in the fair value of the hedged item are recorded in the Company’s balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swaps and the hedged items represents hedge ineffectiveness and is recorded in “Other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “Other revenues from operations” immediately. The amount of hedge ineffectiveness of both fair value and cash flow hedges recognized in 2001 was not material to the Company’s results of operations. The estimated fair value of interest rate swaps designated as fair value hedges was approximately $9 million at September 30, 2001. The fair value of such swaps was substantially offset by unrealized losses on the fair value of the hedged items. The estimated fair value of the interest rate swaps designated as cash flow hedges was a loss of approximately $628 thousand at September 30, 2001. Net of applicable income taxes, such loss was approximately $407 thousand and has been included in “Accumulated other comprehensive income, net” in the Company’s consolidated balance sheet. The changes in the fair values of the interest rate swaps and the hedged items result from the effects of changing interest rates. Prior to the adoption of SFAS No. 133, the fair value of interest rate swaps entered into for interest rate risk management purposes was not recorded in the Company’s consolidated balance sheet. The unrecognized fair value associated with such interest rate swaps was a pre-tax loss of approximately $4 million at September 30, 2000 and a pre-tax gain of approximately $1 million at December 31, 2000.

     The weighted average rates to be received and paid under interest rate swap agreements were 5.11% and 3.68%, respectively, at September 30, 2001. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

	Three months ended September 30

	2001		2000

	Amount	Rate *	Amount	Rate *

Increase (decrease) in:
Interest income	$(111)	—%	$45	—%
Interest expense	(2,220)	(.04)	605	.01

Net interest income/margin	$2,109	.03%	$(560)	(.01)%

Average notional amount **	$518,380		$658,275

	Nine months ended September 30

	2001		2000

	Amount	Rate *	Amount	Rate *

Increase (decrease) in:
Interest income	$(206)	—%	$787	.01%
Interest expense	(4,288)	(.02)	265	—

Net interest income/margin	$4,082	.02%	$522	—%

Average notional amount **	$508,152		$993,927

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Excludes forward-starting interest rate swaps.

     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating costs, and to be used for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, as well as other available borrowing facilities. M&T Bank’s issuance of $500 million of 8% subordinated capital notes in October 2000 provided liquidity and facilitated the acquisitions of Keystone and Premier. M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of this test, at September 30, 2001 approximately $479 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flows were augmented in 1997 by proceeds from the issuance of trust preferred securities. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, all of which had been borrowed at September 30, 2001.

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

     The accompanying table as of September 30, 2001 and December 31, 2000 displays the estimated impact on projected net interest income from non-trading financial instruments resulting from changes in interest rates during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income

Changes in Interest Rates	September 30, 2001	December 31, 2000

+200 basis points	$4,765	6,040
+100 basis points	509	(5,471)
-100 basis points	(7,123)	(12,494)
-200 basis points	(6,701)	(14,878)

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

     The notional amounts of interest rate and foreign currency and other option and futures contracts totaled $1.1 billion and $269 million, respectively, at September 30, 2001, $770 million and $379 million, respectively, at September 30, 2000, and $769 million and $293 million, respectively, at December 31, 2000. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $42 million and $31 million, respectively, at September 30, 2001, $41 million and $25 million, respectively, at September 30, 2000, and $37 million and $22 million, respectively, at December 31, 2000. Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

A provision for credit losses is recorded to adjust the Company’s allowance for credit losses to a level that is adequate to absorb losses inherent in the loan and lease portfolio. The provision for credit losses in the third quarter of 2001 was $28.0 million, up from $9.0 million in the corresponding quarter of 2000 and $24.0 million in the second quarter of 2001. Reflecting general weakness in the U.S. economy, net loan charge-offs rose to $23.8 million in the recent quarter from $5.9 million in the year-earlier quarter and $14.9 million in the second quarter of 2001. Net charge-offs as an annualized percentage of average loans and leases were .38% in the third quarter of 2001, compared with .14% in the corresponding 2000 quarter and .24% in the second 2001 quarter. For the nine months ended September 30, 2001 and 2000, the provision for credit losses was $70.5 million and $24.0 million, respectively. Through September 30, net charge-offs were $54.6 million in 2001 and $16.9 million in 2000, representing an annualized .30% and .13%, respectively, of average loans and leases. As previously noted, the Company did not experience any charge-offs or delinquencies in its portfolio of commercial real estate loans secured by properties in the New York City metropolitan area that were directly related to the events of September 11, 2001. A summary of net charge-offs by loan type is presented below.

NET CHARGE-OFFS (RECOVERIES)
BY LOAN/LEASE TYPE
In thousands

	2001

				Year-
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date

Commercial, financial, etc.	$2,135	6,004	14,025	22,164
Real estate:
Commercial	4,066	132	43	4,241
Residential	1,505	1,874	1,513	4,892
Consumer	8,197	6,896	8,197	23,290

	$15,903	14,906	23,778	54,587

	2000

				Year-
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date

Commercial, financial, etc.	$1,419	195	1,650	3,264
Real estate:
Commercial	(412)	(778)	(405)	(1,595)
Residential	1,046	1,426	847	3,319
Consumer	4,517	3,587	3,760	11,864

	$6,570	4,430	5,852	16,852

     Nonperforming loans, which consist of nonaccrual and restructured loans, rose to $197.5 million or .79% of total loans and leases outstanding at September 30, 2001 from $61.8 million or .36% at September 30, 2000, $110.6 million or .49% at December 31, 2000, and $161.6 million or .65% at June 30, 2001. The higher levels of nonperforming loans in 2001 provide further evidence of a weakened economy, nationally and in the markets directly served by the Company. The increase in nonperforming loans during the third quarter of 2001 resulted largely from the addition of one commercial loan for $26 million. Nonperforming loans obtained in the acquisition of Keystone were $59 million at September 30, 2001 and June 30, 2001, and $43 million at December 31, 2000. Nonperforming loans obtained in the acquisition of Premier were $7 million and $5 million at September 30 and June 30, 2001, respectively. No loans were reported as nonperforming at the recent quarter-end as a direct result of the events of September 11, 2001.

     Commercial loans and leases classified as nonperforming aggregated $88.1 million at September 30, 2001, $19.1 million at September 30, 2000, $25.5 million at December 31, 2000 and $60.6 million at June 30, 2001. Commercial loans acquired in the Keystone merger that were classified as nonperforming at September 30, 2001 totaled $12.2 million, compared with $10.3 million and $12.7 million at June 30, 2001 and December 31, 2000, respectively.

     Nonperforming commercial real estate loans totaled $39.4 million at September 30, 2001, $10.6 million at September 30, 2000, $37.0 million at December 31, 2000, and $40.7 million at June 30, 2001. Commercial real estate loans acquired in the Keystone merger that were classified as nonperforming at September 30, 2001 totaled $29.7 million, compared with $28.7 million and $23.0 million at June 30, 2001 and December 31, 2000, respectively. Nonperforming commercial real estate loans obtained in the Premier transaction totaled $2.2 million and $1.9 million at September 30 and June 30, 2001, respectively.

     Nonperforming residential real estate loans totaled $45.4 million and $23.4 million at September 30, 2001 and 2000, respectively, $36.0 million at December 31, 2000, and $39.2 million at June 30, 2001.

     Nonperforming consumer loans and leases totaled $24.6 million at September 30, 2001, compared with $8.7 million at September 30, 2000, $12.1 million at December 31, 2000, and $21.1 million at June 30, 2001. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .49% at September 30, 2001, .26% at September 30, 2000, .29% at December 31, 2000 and .45% at June 30, 2001. During the first quarter of 2001, the Company began classifying non-guaranteed consumer loans and leases past due 90 days or more as nonaccrual. Previously, such loans accrued interest until the loan balances were charged off. The change in classification did not have a material effect on the Company’s results of operations or its financial condition.

     Accruing loans past due 90 days or more, largely comprised of residential real estate loans, aggregated $137.5 million or .55% of total loans and leases at September 30, 2001, compared with $30.4 million or .18% a year earlier, $141.8 million or .62% at December 31, 2000 and $139.1 million or .56% at June 30, 2001. The higher level of such loans at the dates mentioned compared with September 30, 2000 resulted predominately from the inclusion at those respective dates of one-to-four family residential mortgage loans serviced by the Company and repurchased since November 2000 from the Government National Mortgage Association (“GNMA”). The repurchased loans totaled $99 million, $100 million and $87 million as of September 30, 2001, June 30, 2001 and December 31, 2000, respectively. The outstanding principal balances of such loans are fully guaranteed by government agencies. The loans were repurchased to reduce servicing costs associated with these loans, including a requirement to advance to GNMA principal and interest payments that had not been received from individual mortgagors.

     Assets acquired in settlement of defaulted loans were $11.8 million at September 30, 2001, $8.6 million at September 30, 2000, $13.6 million at December 31, 2000 and $11.1 million at June 30, 2001.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2001 Quarters			2000 Quarters

	Third	Second	First	Fourth	Third

Nonaccrual loans	$187,851	152,885	151,927	100,951	52,640
Renegotiated loans	9,641	8,739	8,864	9,688	9,159

Total nonperforming loans	197,492	161,624	160,791	110,639	61,799
Real estate and other assets owned	11,755	11,106	13,099	13,619	8,631

Total nonperforming assets	$209,247	172,730	173,890	124,258	70,430

Accruing loans past due 90 days or more*	$137,501	139,062	141,355	141,843	30,430

Government guaranteed loans included in totals above
Nonperforming loans	$11,165	11,181	9,757	8,625	7,265
Accruing loans past due 90 days or more	110,369	111,788	112,224	102,505	11,911

Nonperforming loans to total loans and leases, net of unearned discount	.79%	.65%	.67%	.49%	.36%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.84%	.70%	.72%	.55%	.41%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.55%	.56%	.58%	.62%	.18%

*	Primarily residential mortgage loans and consumer loans.

     The allowance for credit losses was $412.7 million, or 1.65% of total loans and leases at September 30, 2001, compared with $323.3 million or 1.87% a year earlier, $374.7 million or 1.65% at December 31, 2000 and $408.5 million or 1.65% at June 30, 2001. The ratio of the allowance for credit losses to nonperforming loans was 209% at the most recent quarter-end, compared with 523% a year earlier, 339% at December 31, 2000 and 253% at June 30, 2001. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Management cautiously evaluated the impact of overall economic conditions on the ability of borrowers to meet repayment obligations when assessing the adequacy of the Company’s allowance for credit losses as of September 30, 2001. In addition to the impact of acquisitions, factors considered by management when performing such assessment included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in Pennsylvania that have historically experienced economic growth rates lower than those experienced by the vast majority of other regions of the country; and (iii) significant growth in loans and leases to individual consumers. As mentioned earlier, the events of September 11, 2001 did not have a significant direct impact on the Company’s financial condition or the results of its operations as of and for the quarter ended September 30, 2001. As previously noted, while a significant portion of the Company’s commercial real estate loan portfolio is secured by properties in the New York City metropolitan area, less than 1% of the Company’s total loans are secured by properties located in lower Manhattan. In addition, approximately 40% of the metropolitan New York City commercial real estate loans are secured by multi-family residential properties, which have historically been less volatile in value through changing economic conditions. Based upon the results of such review, management believes that the allowance for credit losses at September 30, 2001 was adequate to absorb credit losses inherent in the Company’s portfolio as of that date.

Other Income

Other income totaled $120.2 million in the third quarter of 2001, up from $76.5 million in the year-earlier quarter and $117.8 million in the second quarter of 2001. Approximately 60% of the increase from the third quarter of 2000 to the recent quarter was attributable to revenues related to operations and/or market areas associated with the Keystone and Premier acquisitions.

     Mortgage banking revenues totaled $24.8 million in the recent quarter, compared with $16.0 million in the year-earlier quarter and $25.0 million in the second quarter of 2001. The higher revenues as compared with the year-earlier quarter were due largely to the impact of lower interest rates on residential mortgage loan origination volume. In particular, mortgage banking revenues in the third quarter of 2001 reflected a generally favorable interest rate environment for borrowers, whereas higher interest rates initiated by the Federal Reserve in the second half of 1999 and first half of 2000 negatively impacted mortgage loan origination volume in the third quarter of 2000. Residential mortgage loans originated for sale to other investors totaled $1.2 billion during the third quarter of 2001, compared with $637 million in the year-earlier quarter and $1.3 billion in the second 2001 quarter. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans and related commitments to originate and commitments to sell such loans at fair market value aggregated $11.8 million in the recently completed quarter, compared with $12.5 million in the second quarter of 2001. Realized gains from the sale of residential mortgage loans and loan servicing rights were $6.0 million in the third quarter of 2000. As noted earlier, the Company adopted SFAS No. 133 as of January 1, 2001. SFAS No. 133 requires that changes in the fair value of hedged residential mortgage loans originated for sale and related commitments to sell and commitments to originate residential mortgage loans for sale be recorded in the Company’s results of operations. Such unrealized gains totaled approximately $7.3 million (pre-tax) at September 30, 2001. Similar unrealized gains were approximately $7.2 million (pre-tax) at June 30, 2001 and, as a result, the net effect of recognizing unrealized gains on 2001’s third quarter mortgage banking revenues was not significant. The net effect of SFAS No. 133 on 2001’s second quarter mortgage banking revenues was $1.4 million. Prior to the adoption of SFAS No. 133, residential mortgage loans originated for sale and related commitments to sell loans and to originate loans for sale were recorded in the consolidated balance sheet at the lower of aggregate cost or fair market value. Residential mortgage loan servicing fees were $11.3 million in the recently completed quarter, up from $8.4 million in the year-earlier period and $10.7 million in 2001’s second quarter. Residential mortgage loans serviced for others totaled $9.6 billion at September 30, 2001, $9.7 billion at each of June 30, 2001 and December 31, 2000, and $8.9 billion at September 30, 2000. Capitalized servicing assets were $106 million and $81 million at September 30, 2001 and 2000, respectively, $101 million at December 31, 2000 and $103 million at June 30, 2001. Residential mortgage loans held for sale totaled $832 million at September 30, 2001, compared with $264 million at September 30, 2000, $525 million at December 31, 2000, and $871 million at June 30, 2001.

     Service charges on deposit accounts rose 70% to $37.0 million in the third quarter of 2001 from $21.8 million in the similar 2000 period. Fees for services provided to customers in areas formerly served by Keystone contributed approximately 50% of the increase. Service charges on deposit accounts were $36.3 million in the second quarter of 2001. Trust income totaled $15.6 million in the recently completed quarter and $16.3 million in the second quarter of 2001, up from $9.8 million in 2000’s third quarter, largely the result of the Keystone acquisition. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $9.5 million in both the second and third quarters of 2001, up from $7.2 million in the third quarter of 2000. Trading account and foreign exchange activity resulted in gains of $223 thousand in the recent quarter, compared with gains of $1.1 million in the corresponding quarter of 2000 and $1.6 million in 2001’s second quarter. Other revenues from operations totaled $32.8 million in the third quarter of 2001, compared with $20.7 million in the similar quarter of 2000 and $27.6 million in the second quarter of 2001. Approximately 60% of the increase from the third quarter of 2000 resulted from activities and/or market areas associated with the Keystone and Premier acquisitions. Included in other revenues from operations is tax-exempt income from bank owned life insurance, which represents increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $8.6 million in 2001’s third quarter, compared with $6.2 million in the year-earlier quarter and $8.5 million in 2001’s second quarter. The remaining increase in other revenues from operations during the recent quarter was related to merchant discount, credit card and miscellaneous credit-related fees.

     Other income totaled $349.7 million during the first nine months of 2001, up 58% from $221.9 million in the corresponding 2000 period. Approximately 60% of the increase was attributable to the impact of the acquisitions of Keystone and Premier.

     For the nine-month period ended September 30, 2001, mortgage banking revenues aggregated $75.5 million, up 66% from $45.5 million in the corresponding 2000 period. The increase in such revenues reflects the lower interest rate environment and the implementation of SFAS No. 133, as mentioned earlier. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans and related commitments to originate and commitments to sell such loans at fair market value aggregated $37.0 million for the first three quarters of 2001. Realized gains from the sale of residential mortgage loans and loan servicing rights were $18.5 million for the first nine months of 2000. Residential mortgage loan servicing fees were $32.3 million and $22.6 million during the first nine months of 2001 and 2000, respectively. Reflecting the impact of the Keystone and Premier acquisitions, service charges on deposit accounts increased to $105.8 million during the first nine months of 2001, 68% higher than $63.2 million in the comparable 2000 period. Largely the result of the Keystone acquisition, Trust income rose 61% to $47.7 million in the first nine months of 2001 from $29.6 million in the corresponding 2000 period. Brokerage services income increased 18% to $29.0 million in the first nine months of 2001 from $24.6 million in the similar 2000 period. Trading account and foreign exchange activity resulted in gains of $2.6 million and $1.6 million during the first nine months of 2001 and 2000, respectively. Other revenues from operations increased 52% to $87.2 million in the first nine months of 2001 from $57.4 million in the corresponding 2000 period. The higher levels of brokerage services income and other revenues from operations during the first nine months of 2001 compared with the similar 2000 period were largely due to the impact of the Company’s recent acquisitions.

Other Expense

Operating expenses, which exclude amortization of goodwill and core deposit intangible as well as non-recurring merger-related expenses, totaled $205.2 million in the third quarter of 2001, up from $136.5 million in the third quarter of 2000 and $201.9 million in the second quarter of 2001. On the same basis, through the first nine months of 2001, operating expenses totaled $604.0 million, an increase of 46% from $414.3 million in the comparable 2000 period. Expenses related to acquired operations significantly contributed to the higher expense levels in the 2001 periods compared with the 2000 periods. However, since the operating systems and support operations related to Keystone and Premier have been combined with those of the Company, the Company’s operating expenses cannot be precisely divided between or attributed directly to the acquired operations or to the Company as it existed prior to each transaction. Components of other expense considered to be non-operating in nature and therefore excluded from the operating expense totals noted above were amortization of goodwill and core deposit intangible of $31.0 million in the third quarter of 2001, $13.8 million in the year-earlier quarter and $31.1 million in the second quarter of 2001; and merger-related expenses of $3.6 million in 2000’s third quarter. There were no merger-related expenses in the second and third quarters of 2001. Amortization of goodwill and core deposit intangible totaled $92.0 million in the first nine months of 2001, up from $42.3 million in the similar period of 2000. Merger-related expenses were $8.0 million in the first three quarters of 2001, compared with $3.6 million in the corresponding 2000 period.

     Salaries and employee benefits expense totaled $109.3 million in the third quarter of 2001, 44% higher than the $76.1 million incurred in the corresponding 2000 quarter and little changed from $109.5 million in the second quarter of 2001. For the first nine months of 2001, salaries and employee benefits expense increased 41% to $324.6 million from $229.7 million in the similar 2000 period. Excluding the non-operating expense items previously noted, nonpersonnel expense totaled $95.9 million in the recent quarter, up from $60.7 million in the third quarter of 2000 and $92.4 million in the second quarter of 2001. On the same basis, such expenses were $279.7 million during the first nine months of 2001, an increase of 51% from $184.8 million during the corresponding 2000 period. The most significant factor contributing to the higher expense levels in 2001 compared with 2000 were expenses associated with the acquired operations of Keystone and Premier.

     The Company’s cash efficiency ratio, or operating expense (excluding amortization of goodwill and core deposit intangible and merger-related expenses) divided by the sum of taxable-equivalent net interest income and other income (excluding gains from sales of bank investment securities) was 49.0% during the recent quarter, 48.6% during the year-earlier quarter and 49.5% in 2001’s second quarter. The cash efficiency ratios for the nine-month periods ended September 30, 2001 and 2000 were 49.7% and 50.2%, respectively.

Capital

Stockholders’ equity at September 30, 2001 was $3.0 billion or 9.49% of total assets, compared with $1.9 billion or 8.81% of total assets a year earlier and $2.7 billion or 9.33% at December 31, 2000. On a per share basis, stockholders’ equity was $31.19 at September 30, 2001, up from $25.22 a year earlier and $28.93 at December 31, 2000. Excluding goodwill and core deposit intangible, net of applicable tax effect, tangible equity per share was $17.85 at September 30, 2001, compared with $17.52 at September 30, 2000 and $16.74 at December 31, 2000. To complete the acquisitions of Premier on February 9, 2001 and Keystone on October 6, 2000, M&T issued 2,440,812 and 15,900,292 shares of common stock, respectively, and assumed employee stock options to purchase 224,734 and 1,259,493 shares of M&T common stock, respectively. As a result, at the respective acquisition date, stockholders’ equity increased by $176 million in connection with the Premier acquisition and by $664 million in connection with the Keystone acquisition.

     Included in stockholders’ equity at September 30, 2001 was accumulated other comprehensive income, which reflected $43.2 million, or $.46 per share, for the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with unrealized losses of $32.4 million or $.42 per share at September 30, 2000 and $432 thousand or $.01 per share at December 31, 2000. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Accumulated comprehensive income at September 30, 2001 also reflected an unrealized loss of $407 thousand representing the after-tax effect of the estimated fair value of interest rate swaps designated as cash flow hedges.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $318 million carrying value of trust preferred securities as described in note 6 of Notes to Financial Statements. As of September 30, 2001, total capital also included $574 million of subordinated notes issued by M&T Bank in prior years.

     The Company’s rate of regulatory capital generation, or cash net income (reduced by the impact of nonrecurring merger-related expenses) less dividends paid expressed as an annualized percentage of regulatory “core capital” at the beginning of the period, was 20.31% during the third quarter of 2001, compared with 19.03% in the year-earlier quarter and 20.09% in the second quarter of 2001.

     The regulatory capital ratios of the Company and its banking subsidiaries, M&T Bank and M&T Bank, N.A., as of September 30, 2001 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
September 30, 2001

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.

Core capital	7.27%	7.36%	12.52%
Total capital	10.71%	10.84%	13.37%
Leverage	6.43%	6.54%	7.52%

     On June 25, 2001, M&T announced that it had been authorized by its Board of Directors to purchase up to 3,500,000 of its common shares to be used in connection with the possible future exercise of outstanding stock options. Through September 30, 2001, M&T had repurchased 2,978,302 shares of common stock pursuant to this program at an average cost of $74.73 per share. During November 2001, M&T completed the program described above, and the repurchases of 3,500,000 common shares were completed at an average cost of $73.91. A previous stock repurchase program announced in November 1999 was completed during the second quarter of 2001. M&T repurchased 271,790 shares during 2001 pursuant to such program at an average cost of $74.60 per share. On November 8, 2001, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 additional common shares.

Segment Information

Net income contributed by the Commercial Banking segment in the third quarter of 2001 totaled $25.6 million up from $24.7 million in the year-earlier quarter, but down from $29.0 million in the second quarter of 2001. The major factor for the increase from the year-earlier period was a $12.1 million increase in net interest income, due to a 31% increase in average loans outstanding, partially offset by a $10.5 million increase in the provision for credit losses, largely the result of higher net charge-offs. Approximately two-thirds of the increase in loans outstanding was attributable to the Keystone acquisition. A $5.5 million increase in the provision for credit losses, largely the result of an increase in net charge-offs, offset, in part, by an increase in deposit service charges and credit-related and other fee income contributed to the decrease in net income from the second quarter of 2001. Net income for the nine months ended September 30, 2001 and 2000 was $83.7 million and $69.7 million, respectively. The higher net income in 2001 resulted largely from a $41.4 million increase in net interest income, due to a 33% increase in average loans outstanding. Approximately one-half of the increase in net interest income was attributable to the Keystone acquisition.

Partially offsetting the higher net interest income was a $19.2 million increase in the provision for credit losses, the result of higher net charge-offs.

     The Commercial Real Estate segment earned $21.6 million in the recent quarter, compared with $17.3 million in the corresponding quarter of 2000 and $20.7 million in the second quarter of 2001. The major factor in the improved earnings when compared with the third quarter of 2000 was a $7.5 million rise in net interest income, the result of a 21% increase in average loan balances. Approximately one-quarter of the increase in this segment’s net interest income was attributable to the Keystone acquisition. The increase in net income from the second quarter was also largely due to higher net interest income, the result of higher net interest margin on loan balances outstanding. Net income in the first nine months of 2001 and 2000 was $62.0 million and $52.4 million, respectively. Higher net interest income of $19.0 million, the result of a 21% increase in average loan balances outstanding, was the major factor for the rise in net income. Approximately one-third of the $19.0 million increase in net interest income was attributable to the Keystone acquisition.

     The Discretionary Portfolio segment contributed net income of $13.2 million in the third quarter of 2001, up from $9.0 million a year-earlier, but below the $13.7 million earned in the immediately preceding quarter. The increase in net income from the third quarter of 2000 was the result of higher net interest income from loans, culminating from a higher net interest margin and increased balances outstanding, and tax-exempt income earned from bank owned life insurance. The decrease in net income from the second quarter of 2001 was due to lower gains from sales of bank investment securities. Through September 30, 2001, earnings for the Discretionary Portfolio segment totaled $37.9 million, up from $25.1 million in the corresponding 2000 period. The increase from 2000 was due, in part, to a $7.1 million increase in tax-exempt income earned from bank owned life insurance and an $8.7 million increase in net interest income, the result of a higher net interest margin and increased balances outstanding.

     In the third quarter of 2001, the Residential Mortgage Banking segment recorded net income of $9.7 million, compared with $2.9 million in the similar 2000 period and $10.7 million in the second quarter of 2001. Net income for this segment for the nine months ended September 30, 2001 and 2000 was $29.4 million and $6.0 million, respectively. The higher levels of earnings in 2001 when compared with the corresponding periods of 2000 were largely due to the effects of higher residential mortgage loan origination volume and loan servicing fees. The previously described adoption of SFAS No. 133 also contributed approximately $4 million, after applicable income taxes, during the first nine months of 2001. The decrease in the recent quarter's net income as compared with the second quarter of 2001 was due to a $2.3 million increase to the valuation allowance for capitalized residential mortgage servicing rights.

     The Retail Banking segment’s earnings were $50.9 million in the recent quarter, up 18% from $43.2 million in 2000’s comparable period, but down from $52.6 million in the second quarter of 2001. The leading factors contributing to the increase in net income from the third quarter of 2000 were higher net interest income of $42.1 million, the result of increases in average loan and deposit balances, and higher deposit service charges of $11.5 million, offset in part by higher operating expenses of $45.5 million. The higher deposit and loan balances, deposit service charges, and operating expenses were largely the result of the Keystone and Premier acquisitions. Lower net interest income in the third quarter of 2001 was the primary factor for the decreased earnings compared with the second 2001 quarter. The net contribution of money market savings balances decreased in the third quarter due to market rates dropping more rapidly than the rates the Company pays on these products. During the nine-month period ended September 30, 2001, this segment’s net income increased 37% to $156.2 million from $114.2 million in the corresponding 2000 period. Higher net interest income and deposit service charges of $156.2 million and $33.6 million, respectively, partially offset by higher operating expenses of $118.2 million, were the leading factors contributing to the significant improvement in net income from 2000. Such increases in income and expenses were largely the result of the Keystone and Premier acquisitions.

Recently Issued Accounting Standards Not Yet Adopted

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 and 142. SFAS No. 141, “Business Combinations,” revised accounting standards and disclosure requirements for business combinations. All business combinations are now required to be accounted for using the purchase method of accounting; use of the pooling-of-interests (“pooling”) method of accounting is prohibited. SFAS No. 141 requires that goodwill be initially recognized as an asset in the financial statements and measured as the excess of the cost of an acquired entity over the net difference between amounts assigned to assets acquired and liabilities assumed. The statement also requires that an acquired intangible asset be recognized apart from goodwill if that asset arises from contractual or other legal rights. SFAS No. 141 stipulates that the pooling method of accounting may not be used for business combinations initiated after June 30, 2001. However, prior business combinations accounted for by the pooling method will be “grandfathered.” The provisions of SFAS No. 141 related to the application of the purchase method of accounting (including the separate recognition of identifiable intangible assets) are effective for any business combination completed after June 30, 2001.

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

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

     On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No.

121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Early application is encouraged.

     The provisions of SFAS Nos. 143 and 144 are not expected to have a material impact on the Company’s consolidated financial statements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

QUARTERLY TRENDS

	2001 Quarters			2000 Quarters

	Third	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$526,226	544,424	552,965	548,345	424,212	409,710	401,064
Interest expense	227,674	252,477	276,597	286,538	219,622	208,706	203,731

Net interest income	298,552	291,947	276,368	261,807	204,590	201,004	197,333
Less: provision for credit losses	28,000	24,000	18,500	14,000	9,000	6,000	9,000
Other income	120,167	117,836	111,727	102,778	76,514	73,382	71,998
Less: other expense	236,194	233,012	234,801	234,187	153,959	155,710	150,597

Income before income taxes	154,525	152,771	134,794	116,398	118,145	112,676	109,734
Applicable income taxes	52,401	53,164	46,741	40,672	41,397	38,888	39,293
Taxable-equivalent adjustment	4,257	4,799	4,387	3,759	2,332	2,250	2,206

Net income	$97,867	94,808	83,666	71,967	74,416	71,538	68,235

Per common share data
Basic earnings	$1.02	.98	.88	.78	.97	.93	.89
Diluted earnings	.98	.94	.85	.76	.94	.91	.86
Cash dividends	$.25	.25	.25	.25	.125	.125	.125
Average common shares outstanding
Basic	96,115	97,125	95,427	91,987	76,748	76,631	77,112
Diluted	99,597	100,722	98,605	95,088	79,417	78,876	79,222

Performance ratios, annualized
Return on
Average assets	1.25%	1.23%	1.14%	1.01%	1.36%	1.32%	1.22%
Average common stockholders’ equity	12.93%	12.61%	11.84%	11.03%	15.64%	15.75%	15.14%
Net interest margin on average earning assets (taxable-equivalent basis)	4.22%	4.18%	4.16%	4.05%	4.05%	4.05%	3.94%
Nonperforming assets to total assets, at end of quarter	.67%	.55%	.56%	.43%	.32%	.33%	.33%
Efficiency ratio (a)	56.44%	57.08%	58.45%	57.61%	53.49%	56.75%	55.92%

Cash (tangible) operating results (b)
Net income (in thousands)	$123,523	119,899	112,391	108,100	87,758	82,937	79,844
Diluted net income per common share	1.24	1.19	1.14	1.14	1.11	1.05	1.00
Annualized return on
Average tangible assets	1.64%	1.62%	1.59%	1.57%	1.64%	1.57%	1.47%
Average tangible common stockholders’ equity	28.39%	27.99%	27.93%	28.93%	26.98%	27.46%	26.95%
Efficiency ratio (a)	49.03%	49.45%	50.77%	50.20%	48.57%	51.61%	50.57%

Balance sheet data
In millions, except per share
Average balances
Total assets	$31,119	31,017	29,878	28,487	21,823	21,851	22,438
Earning assets	28,099	27,993	26,937	25,746	20,098	19,976	20,147
Investment securities	3,234	3,502	3,470	3,559	2,904	2,582	1,977
Loans and leases, net of unearned discount	24,831	24,460	23,392	22,141	17,163	17,181	17,501
Deposits	20,420	20,590	20,734	19,900	14,980	15,206	15,257
Stockholders’ equity	3,003	3,015	2,866	2,596	1,893	1,826	1,813

At end of quarter
Total assets	$31,139	31,202	30,925	28,949	22,009	21,746	22,762
Earning assets	28,118	28,200	27,895	26,089	20,143	19,893	20,389
Investment securities	3,153	3,377	3,705	3,310	2,799	2,865	2,079
Loans and leases, net of unearned discount	24,946	24,774	24,168	22,743	17,324	16,949	17,703
Deposits	20,522	20,041	20,978	20,233	14,682	15,223	15,151
Stockholders’ equity	2,956	2,987	2,992	2,700	1,940	1,852	1,832
Equity per common share	31.19	31.00	30.84	28.93	25.22	24.18	23.83
Tangible equity per common share	17.85	17.68	17.33	16.74	17.52	16.28	15.79

Market price per common share
High	$82.11	79.00	69.99	68.42	52.29	47.50	45.81
Low	63.70	66.55	59.80	46.67	44.50	39.95	35.70
Closing	74.00	75.50	69.90	68.00	51.00	45.00	44.65

(a)	Excludes impact of nonrecurring merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2001 Third quarter			2001 Second quarter			2001 First quarter

	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$5,340	$90,615	6.73%	5,383	99,701	7.43%	5,178	107,830	8.45%
Real estate — commercial	9,322	183,790	7.89	9,232	186,385	8.08	8,935	188,067	8.42
Real estate — consumer	5,336	103,709	7.77	5,263	103,686	7.88	4,991	99,295	7.96
Consumer	4,833	95,543	7.84	4,582	95,509	8.36	4,288	96,603	9.14

Total loans and leases, net	24,831	473,657	7.57	24,460	485,281	7.96	23,392	491,795	8.53

Money-market assets
Interest-bearing deposits at banks	4	29	2.96	4	29	3.34	3	37	4.59
Federal funds sold and agreements to resell securities	17	167	3.88	14	164	4.56	59	787	5.48
Trading account	13	105	3.17	13	95	2.86	13	116	3.54

Total money-market assets	34	301	3.49	31	288	3.69	75	940	5.11

Investment securities**
U.S. Treasury and federal agencies	1,624	26,703	6.52	1,781	29,285	6.60	1,955	33,697	6.99
Obligations of states and political subdivisions	319	5,597	7.01	380	7,161	7.54	332	6,418	7.75
Other	1,291	19,968	6.14	1,341	22,409	6.70	1,183	20,115	6.89

Total investment securities	3,234	52,268	6.41	3,502	58,855	6.74	3,470	60,230	7.04

Total earning assets	28,099	526,226	7.43	27,993	544,424	7.80	26,937	552,965	8.33

Allowance for credit losses	(416)			(406)			(391)
Cash and due from banks	720			683			685
Other assets	2,716			2,747			2,647

Total assets	$31,119			31,017			29,878

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$708	1,896	1.06	708	2,206	1.25	717	3,185	1.80
Savings deposits	7,444	32,515	1.73	7,280	34,529	1.90	6,765	38,152	2.29
Time deposits	8,506	104,985	4.90	9,029	120,721	5.36	9,803	140,188	5.80
Deposits at foreign office	378	3,115	3.27	304	3,027	3.99	263	3,405	5.25

Total interest-bearing deposits	17,036	142,511	3.32	17,321	160,483	3.72	17,548	184,930	4.27

Short-term borrowings	3,621	32,808	3.59	3,543	38,526	4.36	2,452	34,269	5.67
Long-term borrowings	3,689	52,355	5.63	3,485	53,468	6.15	3,443	57,398	6.76

Total interest-bearing liabilities	24,346	227,674	3.71	24,349	252,477	4.16	23,443	276,597	4.78

Noninterest-bearing deposits	3,384			3,269			3,186
Other liabilities	386			384			383

Total liabilities	28,116			28,002			27,012

Stockholders’ equity	3,003			3,015			2,866

Total liabilities and stockholders’ equity	$31,119			31,017			29,878

Net interest spread			3.72			3.64			3.55
Contribution of interest-free funds			.50			.54			.61

Net interest income/margin on earning assets		$298,552	4.22%		291,947	4.18%		276,368	4.16%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2000 Fourth quarter			2000 Third quarter

	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$4,926	$111,700	9.02%	3,978	90,407	9.04%
Real estate — commercial	8,572	186,371	8.70	6,867	147,932	8.62
Real estate — consumer	4,604	93,660	8.14	3,061	61,053	7.98
Consumer	4,039	93,905	9.25	3,257	75,087	9.17

Total loans and leases, net	22,141	485,636	8.73	17,163	374,479	8.68

Money-market assets
Interest-bearing deposits at banks	18	264	5.75	1	20	4.64
Federal funds sold and agreements to resell securities	13	220	6.76	15	250	6.74
Trading account	15	125	3.34	15	155	4.05

Total money-market assets	46	609	5.25	31	425	5.32

Investment securities**
U.S. Treasury and federal agencies	2,272	38,540	6.75	1,865	30,936	6.60
Obligations of states and political subdivisions	240	4,819	8.02	80	1,360	6.82
Other	1,047	18,741	7.12	959	17,012	7.05

Total investment securities	3,559	62,100	6.94	2,904	49,308	6.76

Total earning assets	25,746	548,345	8.47	20,098	424,212	8.40

Allowance for credit losses	(374)			(322)
Cash and due from banks	694			494
Other assets	2,421			1,553

Total assets	$28,487			21,823

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$695	3,692	2.11	402	1,235	1.22
Savings deposits	6,200	39,357	2.53	5,194	30,375	2.33
Time deposits	9,568	144,030	5.99	6,893	103,107	5.95
Deposits at foreign office	265	4,040	6.06	259	4,075	6.28

Total interest-bearing deposits	16,728	191,119	4.55	12,748	138,792	4.33

Short-term borrowings	2,486	41,260	6.60	2,952	49,221	6.63
Long-term borrowings	3,025	54,159	7.12	1,763	31,609	7.13

Total interest-bearing liabilities	22,239	286,538	5.12	17,463	219,622	5.00

Noninterest-bearing deposits	3,172			2,232
Other liabilities	480			235

Total liabilities	25,891			19,930

Stockholders’ equity	2,596			1,893

Total liabilities and stockholders’ equity	$28,487			21,823

Net interest spread			3.35			3.40
Contribution of interest-free funds			.70			.65

Net interest income/margin on earning assets		$261,807	4.05%		204,590	4.05%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

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

     (None)

Item 5. Other Information.

     (None)

Item 6. Exhibits and Reports on Form 8-K.

     (a)  There are no exhibits filed as a part of this report.

     (b)  Reports on Form 8-K. M&T did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 14, 2001	By: /s/ Michael P. Pinto Michael P. Pinto Executive Vice President and Chief Financial Officer