Form 10-K
period 2001-12-31
M&T BANK CORP
filed 2002-02-28
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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
M&T Bank Corporation
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on February 22, 2002: $5,779,148,844.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 22, 2002: 92,902,279 shares.

Documents Incorporated By Reference:

(1)	Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders of M&T Bank Corporation in Part III.

M&T BANK CORPORATION

FORM 10-K

For the year ended December 31, 2001

CROSS-REFERENCE SHEET			Form
			10-K
PART I			Page
Item 1. Business.			5
Statistical disclosure pursuant to Guide 3
I.	Distribution of assets, liabilities, and stockholders’ equity; interest rates and interest differential
	A.	Average balance sheets	58-59
	B.	Interest income/expense and resulting yield or rate on average interest-earning assets (including nonaccrual loans) and interest-bearing liabilities	58-59
	C.	Rate/volume variances	20
II. Investment portfolio
	A.	Year-end balances	17
	B.	Maturity schedule and weighted average yield	70
	C.	Aggregate carrying value of securities that exceed ten percent of stockholders’ equity	86
III. Loan portfolio
	A.	Year-end balances	17, 87
	B.	Maturities and sensitivities to changes in interest rates	67
	C.	Risk elements
		Nonaccrual, past-due and renegotiated loans	65
		Actual and pro forma interest on certain loans	87
		Nonaccrual policy	78
		Loan concentrations	40
IV. Summary of loan loss experience
	A.	Analysis of the allowance for loan losses	63
		Factors influencing management’s judgment
		concerning the adequacy of the allowance and provision	35-40,79
	B.	Allocation of the allowance for loan losses	64
V. Deposits
	A.	Average balances and rates	58-59
	B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	66
VI. Return on equity and assets			19, 26-27, 46-47
VII. Short-term borrowings			90-91

M&T BANK CORPORATION

FORM 10-K

For the year ended December 31, 2001

CROSS-REFERENCE SHEET - continued			Form
			10-K
			Page
PART I,		continued
Item	2.	Properties.	21, 89
Item	3.	Legal Proceedings.	21
Item	4.	Submission of Matters to a Vote of Security Holders.	21
		Executive Officers of the Registrant.	21-23
PART II
Item	5.	Market for Registrant’s Common Equity and Related Stockholder Matters.	24
	A.	Principal market	24
		Market prices	55
	B.	Approximate number of holders at year-end	17
	C.	Frequency and amount of dividends declared	18-19, 54-55
	D.	Restrictions on dividends	12, 115
Item	6.	Selected Financial Data.
	A.	Selected consolidated year-end balances	17
	B.	Consolidated earnings, etc.	18-19
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24-70
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	43-46, 68, 71
Item	8.	Financial Statements and Supplementary Data.
	A.	Report of Independent Accountants	72
	B.	Consolidated Balance Sheet - December 31, 2001 and 2000	73
	C.	Consolidated Statement of Income - Years ended December 31, 2001, 2000 and 1999	74
	D.	Consolidated Statement of Cash Flows - Years ended December 31, 2001, 2000 and 1999	75
	E.	Consolidated Statement of Changes in Stockholders’ Equity - Years ended December 31, 2001, 2000 and 1999	76

M&T BANK CORPORATION

FORM 10-K

For the year ended December 31, 2001

CROSS-REFERENCE SHEET - continued			Form
			10-K
			Page
PART II,		continued
Item	8.	Financial Statements and Supplementary Data, continued
	F.	Notes to Financial Statements	77-119
	G.	Quarterly Trends	55
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	120
PART III
Item	10.	Directors and Executive Officers of the Registrant.	120
Item	11.	Executive Compensation.	120
Item	12.	Security Ownership of Certain Beneficial Owners and Management.	120
Item	13.	Certain Relationships and Related Transactions.	120
PART IV
Item	14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.	121
Signatures			122-124
Exhibit Index			125-129

PART I

Item 1.    Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2001 the Company had consolidated total assets of $31.5 billion, deposits of $21.6 billion and stockholders’ equity of $2.9 billion. The Company had 8,139 full-time and 1,152 part-time employees as of December 31, 2001.

At December 31, 2001, the Registrant had two wholly owned bank subsidiaries: Manufacturers and Traders Trust Company (“M&T Bank”) and M&T Bank, National Association (“M&T Bank, N.A.”). The banks collectively offer a wide range of commercial banking, trust and investment services to their customers. At December 31, 2001, M&T Bank represented 98% of consolidated assets of the Company.

On February 9, 2001, M&T completed the merger of Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York, with and into Olympia Financial Corp. (“Olympia”), a wholly owned subsidiary of M&T. Following the merger, Premier National Bank, Premier’s bank subsidiary, was merged into M&T Bank. Premier National Bank operated 34 banking offices in the mid-Hudson Valley region of New York State. As of February 9, 2001, assets acquired totaled approximately $1.8 billion, including $1.0 billion of loans, and liabilities assumed totaled approximately $1.5 billion, including $1.4 billion of deposits. The transaction was accounted for using the purchase method of accounting and, accordingly, the operations acquired from Premier have been included in M&T’s financial results subsequent to the acquisition date. Premier’s stockholders received approximately $171 million in cash and 2,440,812 shares of M&T common stock in exchange for the Premier shares outstanding at the time of the acquisition.

The Company from time to time considers acquiring banks, thrift institutions, branch offices or other businesses within markets currently served by the Company or in other locations that would complement the Company’s business or its geographic reach. The Company has pursued acquisition opportunities in the past, continues to review different opportunities, including the possibility of major acquisitions, and intends to continue this practice.

Subsidiaries

Olympia is a Delaware corporation that is registered as a bank holding company under the BHCA and holds the stock of M&T Bank and certain other subsidiaries. Its registered office is located at 1209 Orange Street, Wilmington, Delaware 19801.

Keystone Financial Life Insurance Company (“KFLI”), a wholly owned subsidiary of Olympia, was incorporated as an Arizona business corporation in January 1984. KFLI is a captive credit reinsurer which provides credit life and accident and health insurance to M&T Bank consumer loan customers. As of December 31, 2001, KFLI had assets of $33 million and stockholders’ equity of $16 million. KFLI recorded revenues of $4.6 million during 2001. Headquarters of KFLI are located at 101 North First Avenue, Phoenix, Arizona 85003.

M&T Bank is a banking corporation which is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. Olympia acquired all of the issued and outstanding shares of the capital stock of M&T Bank on April 1, 1998. The stock of Olympia and M&T Bank represent major assets of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2001, M&T Bank had 469 banking offices located throughout New York State, Pennsylvania, Maryland and West Virginia, plus a branch in Nassau, The Bahamas. The Nassau branch was closed after the close of business on December 31, 2001 and a branch in George Town, Cayman Islands was established effective January 1, 2002. As of December 31, 2001, M&T Bank had consolidated total assets of $30.8 billion, deposits of $21.1 billion and stockholder’s equity of $3.2 billion. The deposit liabilities of M&T Bank are insured by the FDIC through either its Bank Insurance Fund (“BIF”) or its Savings Association Insurance Fund (“SAIF”). Of M&T Bank’s $20.3 billion in assessable deposits at December 31, 2001, 87% were assessed as BIF-insured deposits and the remainder as SAIF-insured deposits. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions. Lending is largely focused on consumers residing in New York State and Pennsylvania, and on small and medium-size businesses based in those areas. In addition, the Company conducts lending activities in Maryland and West Virginia, as well as other states through various subsidiaries. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.

M&T Bank, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the BIF. The main office of M&T Bank, N.A. is located at 48 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, primarily through direct mail and telephone marketing techniques. M&T Bank, N.A. is also a licensed insurance agency, and offers insurance products primarily through the banking offices of M&T Bank. As of December 31, 2001, M&T Bank, N.A. had total assets of $810 million, deposits of $503 million and stockholder’s equity of $71 million.

Highland Lease Corporation (“Highland Lease”), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in October 1994. Highland Lease is a consumer leasing company with headquarters at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2001, Highland Lease had assets of $638 million and stockholder’s equity of $32 million. Highland Lease recorded $44 million of revenue during 2001.

M&T Credit Corporation (“M&T Credit”), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in April 1994. M&T Credit is a credit and leasing company offering consumer loans and commercial loans and leases. Its headquarters are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203, with offices in Massachusetts and Pennsylvania. As of December 31, 2001, M&T Credit had assets of $1.6 billion and stockholder’s equity of $24 million. M&T Credit recorded $97 million of revenue during 2001.

M&T Financial Corporation (“M&T Financial”), a New York business corporation,

is a wholly owned subsidiary of M&T Bank which specializes in capital-equipment leasing. M&T Financial was formed in October 1985, had assets of $76 million and stockholder’s equity of $27 million as of December 31, 2001, and recorded approximately $274 thousand of revenue in 2001. The headquarters of M&T Financial are located at One M&T Plaza, Buffalo, New York 14203.

M&T Investment Company, Inc. (“M&T Investment Company”), a wholly owned subsidiary of M&T Bank, was incorporated as a New Jersey business corporation in December 1999. Operated as a New Jersey investment company, M&T Investment Company owns all of the outstanding common stock and 87.6% of the preferred stock of M&T Real Estate, Inc. As of December 31, 2001, M&T Investment Company had assets and stockholder’s equity of approximately $8.3 billion. Excluding dividends from M&T Real Estate, Inc., M&T Investment Company recorded $10.5 million of revenue in 2001. The headquarters of M&T Investment Company are located at One Maynard Drive, Park Ridge, New Jersey 07656.

M&T Mortgage Corporation (“M&T Mortgage”), the wholly owned mortgage banking subsidiary of M&T Bank, was incorporated as a New York business corporation in November 1991. M&T Mortgage’s principal activities are comprised of the origination of residential mortgage loans and providing residential mortgage loan servicing to M&T Bank, M&T Bank, N.A. and others. M&T Mortgage operates throughout New York State and Pennsylvania, and also maintains branch offices in Arizona, Colorado, Idaho, Massachusetts, New Jersey, Ohio, Oregon, Utah and Washington. M&T Mortgage had assets of $1.6 billion and stockholder’s equity of $203 million as of December 31, 2001, and recorded approximately $204 million of revenue during 2001. Residential mortgage loans serviced by M&T Mortgage for non-affiliates totaled $9.6 billion at December 31, 2001. The headquarters of M&T Mortgage are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Mortgage Reinsurance Company, Inc. (“M&T Reinsurance”), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with M&T Mortgage-related mortgage loans. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer’s risk of borrower default. M&T Reinsurance had assets of approximately $4.0 million and stockholder’s equity of approximately $3.8 million as of December 31, 2001, and recorded approximately $1.5 million of revenue during 2001. M&T Reinsurance’s principal and registered office is at 148 College Street, Burlington, Vermont 05401.

M&T Real Estate, Inc.(“M&T Real Estate”), a subsidiary of M&T Investment Company, was incorporated as a New York business corporation in August 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank and others. As of December 31, 2001, M&T Real Estate had assets of $8.2 billion, common stockholders’ equity of $8.0 billion, and preferred stockholders’ equity, consisting of 9% fixed-rate preferred stock (par value $1,000), of $1.0 million. All of the outstanding common stock and 87.6% of the preferred stock of M&T Real Estate is owned by M&T Investment Company. The remaining 12.4% of M&T Real Estate’s preferred stock is owned by 124 officers or former officers of the Company. M&T Real Estate recorded $634 million of revenue in 2001. Commercial mortgage loans serviced for non-affiliates totaled $472 million at December 31, 2001. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities

Exchange Act of 1934, as amended, as an investment advisor under the Investment Advisors Act of 1940, as amended, and is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2001, M&T Securities had assets of $17 million and stockholder’s equity of $9 million. M&T Securities recorded $43 million of revenue during 2001. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.

Matthews, Bartlett & Dedecker, Inc. (“MBD”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. MBD provides insurance agency services principally to the commercial market. As of December 31, 2001, MBD had assets of $10 million and stockholder’s equity of $5 million. MBD recorded revenues of $6 million during 2001. The headquarters of MBD are located at 334 Delaware Avenue, Buffalo, New York 14202.

During 1997, the Company and one of its predecessors, ONBANCorp, Inc. (“ONBANCorp”), formed three Delaware business trusts to issue preferred capital securities (“Capital Securities”). M&T Capital Trust I (“Trust I”) issued $150 million of 8.234% Capital Securities, M&T Capital Trust II (“Trust II”) issued $100 million of 8.277% Capital Securities, and M&T Capital Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”) issued $60 million of 9.25% Capital Securities. The common securities (“Common Securities”) of Trust I and Trust II are wholly owned by M&T and the common securities of Trust III are wholly owned by Olympia. The Common Securities of each Trust are the only class of each Trust’s securities possessing general voting powers. The Capital Securities represent preferred, undivided interests in the assets of the corresponding Trusts and are classified in the Company’s consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital. The proceeds from the issuances of the Capital Securities and the Common Securities were used by the Trusts to purchase junior subordinated, deferrable interest debentures issued by M&T in the case of Trust I and Trust II and Olympia in the case of Trust III. The junior subordinated debentures represent the sole assets of the Trusts and payments under the junior subordinated debentures are the sole source of cash flow for the Trusts. As of December 31, 2001, Trust I had assets of $160 million and stockholders’ equity of $155 million, and during 2001 Trust I recorded $13 million of revenue. Trust II had assets of $104 million and stockholders’ equity of $103 million at December 31, 2001, and during 2001 Trust II recorded $9 million of revenue. Trust III had assets of $72 million and stockholders’ equity of $62 million at December 31, 2001, and during 2001 Trust III recorded $5 million of revenue.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries represented, individually and collectively, an insignificant portion of the Company’s consolidated assets, net income and stockholders’ equity at December 31, 2001.

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

In order to engage in these new financial activities, a bank holding company must qualify and register with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) as a “financial holding company” by demonstrating that each of its bank subsidiaries is “well capitalized,” “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (“CRA”). M&T currently satisfies the qualifications for registering as a financial holding company, but has not elected to do so to date.

The financial activities authorized by Gramm-Leach may also be engaged in by a “financial subsidiary” of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for these financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. M&T Bank and M&T Bank, N.A. currently satisfy the qualifications for engaging in financial activities through financial subsidiaries, but neither has elected to do so to date.

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

Under the Federal Reserve Board’s statement of policy with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit all available resources to support such institutions in circumstances where it might not do so absent such policy. Although this “source of strength” policy has been challenged in litigation, the Federal Reserve Board continues to take the position that it has authority to enforce it. For a discussion of circumstances under which a bank holding company may be required to guarantee the capital levels or performance of its subsidiary banks, see “Capital Adequacy,” below. The Federal Reserve also has the authority to terminate any activity of a bank holding company that constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution or to terminate its control of any bank or nonbank subsidiaries.

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

Supervision and Regulation of Bank Subsidiaries

The Registrant’s bank subsidiaries are subject to supervision and regulation, and are examined regularly, by various bank regulatory agencies: M&T Bank by the Federal Reserve Board and the Banking Superintendent; and M&T Bank, N.A. by the Comptroller of the Currency (“OCC”). The Registrant and its direct non-banking subsidiaries are affiliates, within the meaning of the Federal Reserve Act, of the Registrant’s subsidiary banks and their subsidiaries. As a result, the Registrant’s subsidiary banks and their subsidiaries are subject to restrictions on loans or extensions of credit to, purchases of assets from, investments in, and transactions with the Registrant and its direct non-banking subsidiaries and on certain other transactions with them or involving their securities. Gramm-Leach places similar restrictions on the Registrant’s subsidiary banks making loans or extending credit to, purchasing assets from, investing in, or entering into transactions with, their financial subsidiaries.

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

As reflected in the following table, the risk-based capital ratios and leverage ratios of the Registrant, Olympia, M&T Bank and M&T Bank, N.A. as of December 31, 2001 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.

Capital Components and Ratios at December 31, 2001
(dollars in millions)

	Registrant			M&T Bank,
	(Consolidated)	Olympia	M&T Bank	N.A.

Capital Components
Tier 1 capital	$1,964	$1,852	$1,907	$68
Total capital	2,858	2,740	2,795	72
Risk-weighted assets and off-balance sheet instruments	$26,647	$26,179	$26,157	$501
Risk-based Capital Ratio
Tier 1 capital	7.37%	7.07%	7.29%	13.54%
Total capital	10.72%	10.47%	10.68%	14.48%
Leverage Ratio	6.55%	6.31%	6.51%	8.23%

The federal banking agencies, including the Federal Reserve Board and the OCC, maintain risk-based capital standards in order to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, the risk of nontraditional activities and equity investments in nonfinancial companies, as well as reflect the actual performance and expected risk of loss on certain multifamily housing loans. Bank regulators periodically propose amendments to the risk-based capital guidelines and related regulatory framework, and consider changes to the risk-based capital standards that could significantly increase the amount of capital needed to meet the requirements for the capital tiers described below. While the Company’s management studies such proposals, the timing of adoption, ultimate form and effect of any such proposed amendments on the Company’s capital requirements and operations cannot be predicted.

The federal banking agencies are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. FDICIA established five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. A depository institution’s capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank holding company or bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank holding company or bank is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (B) “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C)“critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The Federal Reserve Board may reclassify a “well capitalized” bank holding company or bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. M&T, Olympia, M&T Bank and M&T Bank, N.A. currently meet the definition of “well capitalized” institutions.

“Undercapitalized” depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is “significantly undercapitalized”. Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. “Significantly undercapitalized” depository institutions may be subject to a number of additional requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Moreover, the parent holding company of a “significantly undercapitalized” depository institution may be ordered to divest itself of the institution or of nonbank subsidiaries of the holding company. “Critically undercapitalized” institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

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

Depository institutions that are not “well capitalized” or “adequately capitalized” and have not received a waiver from the FDIC are prohibited from accepting or renewing brokered deposits. As of December 31, 2001, M&T Bank and M&T Bank, N.A. had approximately $1.8 billion and $1 million of brokered deposits, respectively.

Although M&T has issued shares of common stock in connection with acquisitions or at other times, the Company has generally maintained capital ratios in excess of minimum regulatory guidelines largely through internal capital generation (i.e., net income less dividends paid). Historically, M&T’s dividend payout ratio and dividend yield, when compared with other bank holding companies, has been relatively low, thereby allowing for capital retention to support growth or to facilitate purchases of M&T’s common stock to be held as treasury stock. Management’s policy of reinvestment of earnings and repurchase of shares of common stock is intended to enhance M&T’s earnings per share prospects and thereby reward stockholders over time with capital gains in the form of increased stock price rather than high dividend income.

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

The FDIC has implemented a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on the institution’s capital classification under the prompt corrective action provisions described above, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The adjusted assessment rates for both BIF-insured and SAIF-insured institutions under the current system range from .00% to .27%

depending upon the assessment category into which the insured institution is placed. Neither of the Company’s bank subsidiaries paid regular insurance assessments to the FDIC in 2001. However, the FDIC retains the ability to increase regular BIF and SAIF assessments and to levy special additional assessments.

In addition to deposit insurance fund assessments, beginning in 1997 the FDIC assessed BIF-assessable and SAIF-assessable deposits to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annualized rates established by the FDIC for both BIF-assessable and SAIF-assessable deposits are 1.82 basis points (hundredths of one percent).

Deposit insurance reform legislation has recently been introduced in the United States Congress which, if enacted into law, would merge the BIF and the SAIF; substantially increase current levels of FDIC insurance coverage; allow the FDIC to charge premiums using a new risk-based formula; replace the target reserve ratio of 1.25% with a reserve ratio range of 1.0 — 1.5% of insured deposits; and provide for assessment credits, based on past contributions to the BIF and SAIF, and a limited rebate authority for the FDIC. Any significant increases in assessment rates or additional special assessments by the FDIC could have an adverse impact on the results of operations and capital of M&T Bank or M&T Bank, N.A.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

In thousands	2001	2000

Money-market assets
Interest-bearing deposits at banks	$4,341	3,102
Federal funds sold and resell agreements	41,086	17,261
Trading account	38,929	37,431

Total money-market assets	84,356	57,794
Investment securities
U.S. Treasury and federal agencies	1,448,397	1,984,347
Obligations of states and political subdivisions	306,768	249,425
Other	1,268,972	1,076,081

Total investment securities	3,024,137	3,309,853
Loans and leases
Commercial, financial, leasing, etc.	5,205,834	5,171,959
Real estate — construction	1,034,362	900,170
Real estate — mortgage	13,766,442	12,654,236
Consumer	5,388,830	4,243,949

Total loans and leases	25,395,468	22,970,314
Unearned discount	(207,708)	(227,500)
Allowance for credit losses	(425,008)	(374,703)

Loans and leases, net	24,762,752	22,368,111
Goodwill and core deposit intangible	1,267,826	1,199,407
Real estate and other assets owned	16,387	13,619
Total assets	31,450,196	28,949,456

Noninterest-bearing deposits	3,704,004	3,344,913
NOW accounts	930,400	873,472
Savings deposits	7,980,065	6,105,689
Time deposits	8,188,036	9,664,088
Deposits at foreign office	777,895	244,511

Total deposits	21,580,400	20,232,673
Short-term borrowings	3,045,830	2,072,824
Long-term borrowings	3,461,769	3,414,516
Total liabilities	28,510,745	26,248,971

Stockholders’ equity	2,939,451	2,700,485

[Additional columns below]

[Continued from above table, first column(s) repeated]

SELECTED CONSOLIDATED YEAR-END BALANCES

In thousands	1999	1998	1997

Money-market assets
Interest-bearing deposits at banks	1,092	674	668
Federal funds sold and resell agreements	643,555	229,066	53,087
Trading account	641,114	173,122	57,291

Total money-market assets	1,285,761	402,862	111,046
Investment securities
U.S. Treasury and federal agencies	737,586	1,321,000	1,081,247
Obligations of states and political subdivisions	79,189	73,789	38,018
Other	1,083,747	1,390,775	605,953

Total investment securities	1,900,522	2,785,564	1,725,218
Loans and leases
Commercial, financial, leasing, etc.	3,697,058	3,211,427	2,406,640
Real estate — construction	525,241	489,112	254,434
Real estate — mortgage	10,152,905	9,289,521	6,765,408
Consumer	3,197,657	3,015,641	2,339,051

Total loans and leases	17,572,861	16,005,701	11,765,533
Unearned discount	(166,090)	(214,171)	(268,965)
Allowance for credit losses	(316,165)	(306,347)	(274,656)

Loans and leases, net	17,090,606	15,485,183	11,221,912
Goodwill and core deposit intangible	648,040	546,036	17,288
Real estate and other assets owned	10,000	11,129	8,413
Total assets	22,409,115	20,583,891	14,002,935

Noninterest-bearing deposits	2,260,432	2,066,814	1,458,241
NOW accounts	583,471	509,307	346,795
Savings deposits	5,198,681	4,830,678	3,344,697
Time deposits	7,088,345	7,027,083	5,762,497
Deposits at foreign office	242,691	303,270	250,928

Total deposits	15,373,620	14,737,152	11,163,158
Short-term borrowings	2,554,159	2,229,976	1,050,918
Long-term borrowings	1,775,133	1,567,543	427,819
Total liabilities	20,612,069	18,981,525	12,972,669

Stockholders’ equity	1,797,046	1,602,366	1,030,266

STOCKHOLDERS, EMPLOYEES AND OFFICES

Number at year-end	2001	2000	1999	1998	1997

Stockholders	12,565	11,936	4,991	5,207	3,449
Employees	9,291	8,736	6,569	6,467	5,083
Offices	513	488	310	283	210

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 2

CONSOLIDATED EARNINGS

In thousands	2001	2000	1999	1998	1997

Interest income
Loans and leases, including fees	$1,892,507	1,579,701	1,323,262	1,198,639	954,974
Money-market assets
Deposits at banks	116	308	87	400	2,475
Federal funds sold and resell agreements	2,027	12,891	24,491	8,293	2,989
Trading account	348	1,009	3,153	4,403	1,781
Investment securities
Fully taxable	182,767	165,811	118,741	139,731	99,640
Exempt from federal taxes	24,120	13,064	8,897	7,984	5,640

Total interest income	2,101,885	1,772,784	1,478,631	1,359,450	1,067,499

Interest expense
NOW accounts	8,548	7,487	4,683	4,851	3,455
Savings deposits	134,454	132,225	121,888	115,345	90,907
Time deposits	453,940	445,666	367,889	388,185	327,611
Deposits at foreign office	11,264	14,915	12,016	14,973	12,160
Short-term borrowings	124,810	172,466	104,911	105,582	44,341
Long-term borrowings	210,581	145,838	107,847	58,567	29,619

Total interest expense	943,597	918,597	719,234	687,503	508,093

Net interest income	1,158,288	854,187	759,397	671,947	559,406
Provision for credit losses	103,500	38,000	44,500	43,200	46,000

Net interest income after provision for credit losses	1,054,788	816,187	714,897	628,747	513,406

Other income
Mortgage banking revenues	102,699	63,168	71,819	65,646	51,547
Service charges on deposit accounts	144,302	92,544	73,612	57,357	43,377
Trust income	64,395	45,165	40,751	38,211	30,688
Brokerage services income	39,349	32,795	27,140	19,587	16,550
Trading account and foreign exchange gains	4,462	2,351	315	3,963	3,690
Gain (loss) on sales of bank investment securities	1,873	(3,078)	1,575	1,761	(280)
Other revenues from operations	120,346	91,727	67,163	76,414	44,957

Total other income	477,426	324,672	282,375	262,939	190,529

Other expense
Salaries and employee benefits	434,937	329,209	284,822	259,487	220,017
Equipment and net occupancy	111,403	80,960	73,131	66,553	53,299
Printing, postage and supplies	25,512	20,138	17,510	17,603	13,747
Amortization of goodwill and core deposit intangible	121,636	69,576	49,715	34,487	7,291
Other costs of operations	254,830	194,570	153,780	187,993	127,422

Total other expense	948,318	694,453	578,958	566,123	421,776

Income before income taxes	583,896	446,406	418,314	325,563	282,159
Income taxes	205,821	160,250	152,688	117,589	105,918

Net income	$378,075	286,156	265,626	207,974	176,241

Dividends declared - Common	$95,872	51,987	35,128	28,977	21,207

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 3

COMMON SHAREHOLDER DATA
	2001	2000	1999	1998	1997

Per Share
Net income
Basic	$3.95	3.55	3.41	2.73	2.66
Diluted	3.82	3.44	3.28	2.62	2.53
Cash dividends declared	1.00	.625	.45	.38	.32
Stockholders’ equity at year-end	31.33	28.93	23.24	20.79	15.59
Tangible stockholders’ equity at year-end	18.34	16.74	15.14	13.99	15.32
Dividend payout ratio	25.36%	18.17%	13.22%	13.93%	12.03%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 4

CHANGES IN INTEREST INCOME AND EXPENSE*

	2001 compared with 2000

		Resulting from
	Total	changes in:

Increase (decrease) in thousands	change	Volume	Rate

Interest income
Loans and leases, including fees	$314,716	469,548	(154,832)
Money-market assets
Deposits at banks	(192)	(85)	(107)
Federal funds sold and agreements to resell securities	(10,864)	(6,507)	(4,357)
Trading account	(656)	(330)	(326)
Investment securities
U.S. Treasury and federal agencies	8,804	7,015	1,789
Obligations of states and political subdivisions	15,593	15,469	124
Other	8,666	15,364	(6,698)

Total interest income	$336,067

Interest expense
Interest-bearing deposits
NOW accounts	$1,061	3,074	(2,013)
Savings deposits	2,229	38,681	(36,452)
Time deposits	8,274	66,546	(58,272)
Deposits at foreign office	(3,651)	3,763	(7,414)
Short-term borrowings	(47,656)	30,923	(78,579)
Long-term borrowings	64,743	89,149	(24,406)

Total interest expense	$25,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

CHANGES IN INTEREST INCOME AND EXPENSE*

	2000 compared with 1999

		Resulting from
	Total	changes in:

Increase (decrease) in thousands	change	Volume	Rate

Interest income
Loans and leases, including fees	257,100	176,459	80,641
Money-market assets
Deposits at banks	221	172	49
Federal funds sold and agreements to resell securities	(11,600)	(15,023)	3,423
Trading account	(2,152)	(1,501)	(651)
Investment securities
U.S. Treasury and federal agencies	51,996	43,880	8,116
Obligations of states and political subdivisions	4,230	3,398	832
Other	(2,805)	(7,985)	5,180

Total interest income	296,990

Interest expense
Interest-bearing deposits
NOW accounts	2,804	1,342	1,462
Savings deposits	10,337	8,241	2,096
Time deposits	77,777	32,630	45,147
Deposits at foreign office	2,899	(168)	3,067
Short-term borrowings	67,555	38,286	29,269
Long-term borrowings	37,991	22,511	15,480

Total interest expense	199,363

•	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 2.    Properties.

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 277,000 rentable square feet of space, is owned in fee by M&T Bank, and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 73% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2001, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $8.1 million.

In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 365,000 rentable square feet of space at a cost of approximately $12 million. Approximately 88% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2001, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $13.9 million.

M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 213,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $11.9 million at December 31, 2001.

M&T Bank also owns a facility in Syracuse, New York with approximately 123,000 rentable square feet of space. Approximately 47% of this facility is occupied by M&T Bank, with the remainder leased to non-affiliated tenants. At December 31, 2001, the cost of this building, net of accumulated depreciation, was $7.1 million.

No other properties owned by M&T Bank have more than 65,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data”. Of the 470 domestic banking offices of the Registrant’s subsidiary banks at December 31, 2001, 223 are owned in fee and 247 are leased.

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

Item 4.    Submission of Matters to a Vote of Security Holders. Not applicable.

Executive Officers of the Registrant

Information concerning the Registrant’s executive officers is presented below as of February 28, 2002. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each corporation noted below, officers’ terms run until the first meeting of the board of directors after such corporation’s annual meeting, and until their successors are elected and qualified.

Robert G. Wilmers, age 67, is chairman of the board (2000), president (1988), chief executive officer (1983) and a director (1982) of the Registrant. From April 1998 until July 2000, he served as president and chief executive officer of the Registrant. He is chairman of the board, chief executive officer (1983) and a director (1982) of M&T Bank, and served as president of M&T Bank from March 1984 to June 1996. Mr. Wilmers is chairman of the board and a director of M&T Bank, N.A.(1995). He is a director of M&T Financial (1983).

Emerson L. Brumback, age 50, is an executive vice president (1997) of the Registrant and M&T Bank, and is in charge of the Company’s Retail Banking Division. Mr. Brumback is chairman of the Directors Advisory Council (1999) of M&T Bank’s Jamestown Division. Mr. Brumback is chairman of the board (1999) and a director (1997) of Highland Lease and an executive vice president (1998) and a director of M&T Bank, N.A.(1997). He is chairman of the board (1999) and a director (1997) of M&T Credit and a director of M&T Mortgage (1997), M&T Reinsurance (1999) and M&T Securities (1997). Mr. Brumback was executive vice president, national retail distribution, at BancOne Corporation prior to joining the Company.

Carl L. Campbell, age 58, is a vice chairman of the board and a director (2000) of the Registrant and M&T Bank. He is chairman (2000) of M&T Bank’s Pennsylvania Division. Mr. Campbell served as president and chief executive officer of Keystone Financial, Inc. (“Keystone”) from 1986 through its acquisition by Olympia on October 6, 2000, and since May 1998 he had also served as chairman of the board. He also was chairman and chief executive officer of Keystone Financial Bank, N.A., Keystone’s bank subsidiary, from January 1999 through October 6, 2000.

Atwood Collins, III, age 55, is an executive vice president of the Registrant (1997) and M&T Bank (1996), president (2000) of the Hudson Valley Division of M&T Bank and is a member of the Directors Advisory Council of M&T Bank’s New York City Division. Mr. Collins is responsible for managing all of the Company’s business segments in the Hudson Valley Division of M&T Bank and also oversees the Company’s business segments in the Capital District of New York State. Additionally, he manages the Company’s Corporate Services and Community Reinvestment Act groups and its investment banking, institutional, correspondent banking and New York City Business Banking activities. Mr. Collins is a director of M&T Real Estate (1995). Mr. Collins previously served as president and chief executive officer of the New York City Division of M&T Bank (1997), and as president, chief executive officer and a director (1995) of The East New York Savings Bank, which had been a wholly owned subsidiary of the Registrant prior to its merger with and into M&T Bank on May 24, 1997.

Mark J. Czarnecki, age 46, is an executive vice president of the Registrant (1999) and M&T Bank (1997) and is in charge of the M&T Investment Group, which is comprised of M&T Securities, the Insurance Services Division of M&T Bank, N.A., MBD and the Trust and Investment Services Division of M&T Bank. Mr. Czarnecki is a director of M&T Securities (1999) and an executive vice president of M&T Bank, N.A. (1997). He is chairman of the board and a director of MBD (2000) and of KFLI (2000). Mr. Czarnecki has held a number of management positions with M&T Bank since 1977.

Brian E. Hickey, age 49, is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is president and a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank, and is president (2000) of the Syracuse Division of M&T Bank. Mr. Hickey is a director of M&T Financial (1996). Mr. Hickey is responsible for managing all of the business segments in the Rochester, Syracuse and Southern Divisions of M&T Bank, and he also has responsibility for managing the Company’s Western New York Commercial Banking Division.

James L. Hoffman, age 62, is an executive vice president of the Registrant (1997) and M&T Bank (1996). Mr. Hoffman is a director of M&T Investment Company (1999). Mr. Hoffman presently oversees the Company’s business segments in Pennsylvania. He served as president of the Hudson Valley Division of M&T Bank from 1992 until August 2000. Mr. Hoffman served as chairman of the board, president, chief executive officer and a director (1983) of The First National Bank of Highland, which had been a wholly owned subsidiary of the Registrant prior to its merger with and into M&T Bank on February 29, 1992.

Adam C. Kugler, age 44, is an executive vice president and treasurer (1997) of the Registrant and M&T Bank, and is in charge of the Company’s Treasury Division. Mr. Kugler is chairman of the board and a director of M&T Investment Company (1999), a director of M&T Financial (1997), M&T Securities (1997) and is an executive vice president, Treasurer and a director of M&T Bank, N.A. (1997). Mr. Kugler was previously a senior vice president in the Treasury Division of M&T Bank.

Ray E. Logan, age 64, is an executive vice president of M&T Bank (1999) and is in charge of the Company’s Human Resources Division. Mr. Logan served as senior vice president of M&T Bank from 1986 to 1999.

John L. Pett, age 53, is an executive vice president (1997) and chief credit officer (1995) of the Registrant and is an executive vice president and chief credit officer of M&T Bank (1996). Mr. Pett is a director of Highland Lease (1997) and M&T Credit (1997). He is an executive vice president (1998) and a director (1996) of M&T Bank, N.A. Mr. Pett served as senior vice president of the Registrant from 1991 to 1997.

Michael P. Pinto, age 46, is an executive vice president and chief financial officer of the Registrant (1997) and M&T Bank (1996), and is in charge of the Company’s Finance Division and its Technology and Banking Operations Division. Mr. Pinto is chairman of the board, president and a director of Olympia Financial Corp. (1997), and a director of M&T Financial (1996), M&T Mortgage (1996), M&T Real Estate (1996) and M&T Investment Company (1999). He is an executive vice president and chief financial officer (1996) and a director (1998) of M&T Bank, N.A. Mr. Pinto served as senior vice president and controller of the Registrant from 1993 to 1997.

Robert E. Sadler, Jr., age 56, is an executive vice president (1990) and a director (1999) of the Registrant, president and a director of M&T Bank (1996), and is in charge of the Company’s Commercial Banking Division. Mr. Sadler is president, chief executive officer and a director of M&T Bank, N.A.(1995); chairman of the board (1989) and a director of M&T Financial (1985); chairman of the board and a director of M&T Mortgage (1991); chairman of the board and a director of M&T Securities (1994); chairman of the board, president and a director of M&T Real Estate (1995); and a director (2000) of MBD.

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

Corporate Profile and Significant Developments

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $31.5 billion at December 31, 2001. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are Manufacturers and Traders Trust Company (“M&T Bank”) and M&T Bank, National Association (“M&T Bank, N.A.”).

     M&T Bank, with total assets of $30.8 billion at December 31, 2001, is a New York-chartered commercial bank with 469 banking offices in New York State, Pennsylvania, Maryland and West Virginia, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State and Pennsylvania, and on small and medium size businesses based in those areas. Certain lending activities are also conducted in other states through various subsidiaries. M&T Bank’s subsidiaries include: M&T Credit Corporation, a consumer lending and commercial leasing and lending company; M&T Financial Corporation, a commercial leasing company; M&T Mortgage Corporation, a residential mortgage banking company; M&T Real Estate, Inc., a commercial mortgage lender; M&T Securities, Inc., a broker/dealer; Highland Lease Corporation, a consumer leasing company; and Matthews, Bartlett & Dedecker, Inc., an insurance agency.

     M&T Bank, N.A., with total assets of $810 million at December 31, 2001, is a national bank with an office in Oakfield, New York. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, largely through telephone and direct mail marketing techniques. Insurance products are offered by M&T Bank, N.A. through banking offices of M&T Bank.

     On February 9, 2001, M&T acquired Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York. Premier National Bank, Premier’s bank subsidiary, was merged into M&T Bank on that date. Premier National Bank operated 34 banking offices in the mid-Hudson Valley region of New York State. As of the merger date, assets acquired totaled approximately $1.8 billion, including approximately $1.0 billion of loans and leases, and liabilities assumed were approximately $1.5 billion, including approximately $1.4 billion of deposits. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operations acquired from Premier have been included in M&T’s financial results subsequent to the acquisition date. Premier’s stockholders received $171 million in cash and 2,440,812 shares of M&T common stock in exchange for the Premier shares outstanding at the time of the acquisition. In connection with the acquisition, the Company recorded approximately $178 million of goodwill and $32 million of core deposit intangible.

     On October 6, 2000, M&T completed the acquisition of Keystone Financial, Inc. (“Keystone”), a bank holding company headquartered in Harrisburg, Pennsylvania. Keystone Financial Bank, N.A., Keystone’s bank subsidiary, was merged into M&T Bank on that date. Keystone Financial Bank, N.A. operated banking offices in Pennsylvania, Maryland and West Virginia. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operations acquired from Keystone have been included in M&T’s financial results since the acquisition date. Keystone’s stockholders received $375 million in cash and 15,900,292 shares of M&T common stock in exchange for the Keystone shares outstanding at the time of acquisition. The Company recorded approximately $475 million of goodwill and $121 million of core deposit intangible as a result of the Keystone acquisition. Following the completion of an actuarial review and merger of the pension and other post-retirement benefits plans of M&T and Keystone, in 2001 the Company adjusted the net prepaid benefit cost obtained in the acquisition of Keystone. The effect of such adjustment was to increase net prepaid benefit costs by approximately $28 million and, after applicable tax effect, to decrease goodwill by approximately $18 million. Reflecting such adjustments, the accompanying table provides a summary of assets acquired and liabilities assumed by the Company on October 6, 2000 in the Keystone transaction.

(in thousands)
Assets
Investment securities	$1,167,646
Loans and leases, net of unearned discount	4,847,013
Allowance for possible credit losses	(49,518)

Loans and leases, net	4,797,495
Goodwill and core deposit intangible	596,157
Other assets	858,602

Total assets	$7,419,900

Liabilities
Deposits	$5,182,893
Short-term borrowings	348,842
Long-term borrowings	670,924
Other liabilities	178,699

Total liabilities	$6,381,358

     In connection with the acquisitions described above, the Company incurred nonrecurring expenses related to systems conversions and other costs of integrating and conforming the acquired operations with and into the operations of M&T Bank. Nonrecurring expenses associated with the Premier and Keystone acquisitions totaled approximately $8 million ($5 million after-tax) and $26 million ($16 million after-tax) during the years ended December 31, 2001 and 2000, respectively. Such expenses consisted largely of expenses for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; recruiting and other incentive compensation; initial marketing and promotion expenses designed to introduce M&T Bank to customers; travel; and printing, supplies and other costs of commencing operations in new markets and offices. In accordance with generally accepted accounting principles, included in the determination of goodwill associated with the Premier merger were charges totaling $4 million, net of applicable income taxes, for severance of former Premier employees; legal and other professional fees; and termination of Premier contracts for data processing and other services. As of December 31, 2001, unpaid Premier merger-related expenses and charges included in the determination of goodwill were insignificant. The resolution of any preacquisition contingencies is not expected to have a material impact on the allocation of the purchase price or the amount of goodwill recorded as part of the Premier acquisition. Included in the determination of goodwill associated with the Keystone merger were charges totaling $30 million, net of applicable income taxes, for severance of former Keystone employees; investment banking, legal and other professional fees; and termination of Keystone contracts for data processing and other services. As of December 31, 2001, unpaid Keystone merger-related expenses and charges included in the determination of goodwill were insignificant. Unpaid Keystone merger-related expenses and goodwill charges were $2 million and $7 million, respectively, at December 31, 2000.

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

     In 1999, the Company completed acquisitions of FNB Rochester Corp. (“FNB”), which through a subsidiary operated 17 banking offices in western and central New York State, and 29 upstate New York banking offices from The Chase Manhattan Bank (“Chase”). Loans and leases acquired in the merger with FNB totaled $393 million on the June 1, 1999 acquisition date and deposit liabilities assumed were $511 million. At the time of the September 1999 acquisition of the 29 banking offices from Chase, such offices had $634 million of deposits and $44 million of loans. Chase also transferred trust accounts associated with customers of the acquired offices to the Company. Such accounts had transfer-date balances of approximately $433 million. Such balances represent customer assets in investment management and custody accounts and, accordingly, are not recorded in the Company’s consolidated balance sheet.

     In connection with the acquisitions described in the preceding paragraph, the Company recorded $116 million of goodwill and $36 million of core deposit intangible and incurred $5 million ($3 million after-tax) of nonrecurring expenses similar in nature to those previously described as having been incurred in connection with the Keystone and Premier mergers.

Overview

M&T reported net income in 2001 of $378 million or $3.82 of diluted earnings per common share, increases of 32% and 11%, respectively, from $286 million or $3.44 per diluted share in 2000. Basic earnings per common share rose 11% to $3.95 in 2001 from $3.55 in 2000. Net income in 1999 totaled $266 million, while diluted and basic earnings per share were $3.28 and $3.41, respectively. The after-tax impact of nonrecurring expenses associated with the previously described acquisitions was $5 million ($8 million pre-tax) or $.05 of diluted and basic earnings per share in 2001, $16 million ($26 million pre-tax) or $.20 of diluted and basic earnings per share in 2000, and $3 million ($5 million pre-tax) or $.03 of diluted earnings per share and $.04 of basic earnings per share in 1999.

     Net income represented a return on average assets in 2001 of 1.23%, compared with 1.21% in 2000 and 1.26% in 1999. The return on average common stockholders’ equity was 12.78% in 2001, 14.07% in 2000 and 15.30% in 1999.

Excluding the impact of merger-related expenses, the rates of return on average assets and average common equity in 2001 were 1.24% and 12.94%, respectively, compared with 1.28% and 14.88%, respectively, in 2000 and 1.28% and 15.47%, respectively, in 1999.

     Taxable-equivalent net interest income rose 36% to $1.176 billion in 2001 from $865 million in 2000, largely due to a $6.3 billion or 29% increase in average earning assets to $27.8 billion in 2001 from $21.5 billion in 2000 and a widening of the Company’s net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets. Including the impact of the loans obtained at the time of the acquisitions of Keystone and Premier, average loans and leases increased $5.9 billion or 32%, to $24.4 billion in 2001 from $18.5 billion in 2000. Net interest margin improved by 21 basis points (hundredths of one percent) to 4.23% in 2001 from 4.02% a year earlier, due largely to the declining interest rate environment throughout 2001. A 13% increase in average earning assets in 2000 was the most significant factor contributing to the rise in that year’s net interest income from $767 million in 1999. The increase in average earning assets resulted primarily from growth in average loans and leases. Despite the impact of the securitization of approximately $1.0 billion of residential mortgage loans during the second quarter of 2000, average loans and leases during 2000 rose $2.1 billion or 13% from $16.4 billion in 1999. Excluding the impact of the securitization, average loans and leases grew approximately $2.7 billion in 2000, approximately half of which was due to new originations, net of repayments. The remaining increase was largely the result of the $4.8 billion of loans and leases obtained in the October 2000 acquisition of Keystone.

     Reflecting the weakened economy, nationally and in the markets directly served by the Company, the provision for credit losses increased to $104 million in 2001 from $38 million in 2000 and $45 million in 1999. Net charge-offs totaled $75 million in 2001, up significantly from $29 million in 2000 and $40 million in 1999. Net charge-offs as a percentage of average loans and leases outstanding rose to .31% in 2001 from .16% and .25% in 2000 and 1999, respectively.

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

     The January 1, 2001 transition adjustment prescribed by SFAS No. 133 was not material to the Company’s consolidated financial position or its results of operations. As a result of adopting the provisions of SFAS No. 133, hedged residential real estate loans held for sale, commitments to originate loans for sale, and commitments to sell loans are now generally recorded in the consolidated balance sheet at estimated fair market value, rather than at the lower of aggregate cost or fair market value, which was the Company’s policy prior to January 1, 2001. As a result of recording such items at estimated fair market value, the Company recognized approximately $8 million of additional mortgage banking revenues in 2001. If not for the required adoption of SFAS No. 133, such revenues would have generally been recognized in 2002 as the residential mortgage loans to which they related were sold. The impact on the Company’s results of operations resulting from the adoption of SFAS No. 133 as related to the Company’s use of interest rate swaps to manage interest rate risk associated with other earning assets and interest-bearing liabilities was not significant.

     Noninterest income totaled $477 million in 2001, 47% above the $325 million in 2000. Noninterest income was $282 million in 1999. Approximately 55% of the increase from 2000 to 2001 was attributable to revenues related to operations in market areas associated with the Keystone and Premier acquisitions. Growth in mortgage banking revenues, including the impact of adopting SFAS No. 133 described in the preceding paragraph, and higher service charges on deposit accounts also contributed to the increase in noninterest income. Contributing to the higher noninterest income in 2000 as compared with 1999 were increases in service charges on deposit accounts, income from leasing activities and brokerage services income, partially offset by lower mortgage banking revenues and losses from sales of bank investment securities. Approximately 40% of the increase in 2000’s noninterest income from 1999 was attributable to revenues related to operations and/or market areas associated with the Keystone acquisition.

     Noninterest operating expenses, which exclude amortization of goodwill and core deposit intangible and nonrecurring merger-related expenses, were $819 million in 2001, 37% higher than $599 million in 2000. Nonrecurring merger-related expenses excluded from noninterest operating expenses were $8 million and $26 million in 2001 and 2000, respectively. Charges for goodwill and core deposit intangible amortization excluded from noninterest operating expenses were $69 million and $53 million, respectively, in 2001 and $44 million and $26 million, respectively, in 2000. Expenses related to the acquired operations of Keystone and Premier significantly contributed to the higher operating expense levels in 2001 compared with 2000. Also contributing to such higher expense levels were increased expenses for salaries and employee benefits, including incentive-based compensation arrangements, advertising, professional and other services, and amortization of capitalized servicing rights. Noninterest operating expenses were 14% higher in 2000 than 1999’s total of $525 million. Excluded from M&T’s operating expenses in 1999 were $5 million of nonrecurring merger-related expenses, $36 million of amortization of goodwill and $14 million of amortization of core deposit intangible. Higher salaries and employee benefits expenses, including merit salary increases, incentive-based compensation arrangements, and increased staffing levels as a result of acquisitions in 2000 and 1999, contributed to 2000’s increase in noninterest operating expenses.

     The efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and noninterest income measures how much of a company’s revenue is consumed by operating expenses. The Company’s efficiency ratio, calculated using the operating expense totals noted above and excluding gains or losses from sales of bank investment securities from noninterest income, was 49.6% in 2001, improved from 50.2% in 2000 and 50.1% in 1999.

Cash Operating Results

M&T has accounted for substantially all of its business combinations using the purchase method of accounting, unlike many other banking companies. As a result, the Company had recorded intangible assets consisting predominately of goodwill and core deposit intangible totaling $1.3 billion, $1.2 billion and $648 million at December 31, 2001, 2000 and 1999, respectively. Included in such intangible assets at December 31, 2001, 2000 and 1999 was goodwill of $1.1 billion, $1.0 billion and $572 million, respectively. Charges for amortization of goodwill and core deposit intangible, after tax effect, were $66 million ($.67 per diluted share) and $33 million ($.33 per diluted share), respectively, during 2001. Comparable after-tax amortization charges in 2000 were $40 million ($.48 per diluted share) for goodwill and $16 million ($.19 per diluted share) for core deposit intangible, and in 1999 were $34 million ($.43 per diluted share) for goodwill and $8 million ($.10 per diluted share) for core deposit intangible. Since the amortization of these acquired intangible assets does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a “cash,” or “tangible,” basis (which excludes the after-tax effect of amortization of goodwill and core deposit intangible and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein do not exclude the effect of other non-cash operating expenses such as depreciation, provision for credit losses, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis data do, however, exclude the after-tax impact of nonrecurring merger-related expenses associated with acquisitions.

     Cash net income increased 34% to $482 million in 2001 from $359 million in 2000. Diluted and basic cash earnings per share in 2001 both increased by 13% to $4.87 and $5.04, respectively, from $4.31 and $4.45, respectively, in 2000. In 1999, cash net income totaled $311 million, while diluted and basic cash earnings per share were $3.84 and $3.99, respectively.

     Expressed as a rate of return on average tangible assets, cash net income was 1.63% in 2001, compared with 1.56% in 2000 and 1.52% in 1999. Cash return on average tangible common equity was 28.50% in 2001, compared with 27.65% and 26.71% in 2000 and 1999, respectively. Including the effect of merger-related expenses, the cash return on average tangible assets for 2001, 2000 and 1999 was 1.62%, 1.49% and 1.50%, respectively, and the cash return on average tangible common equity was 28.22%, 26.38% and 26.45%, respectively.

     As further discussed under the heading “Recently Issued Accounting Standards,” effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill associated with corporate acquisitions will no longer be amortized, but rather it will be tested for impairment no less frequently than annually. However, goodwill associated with most branch acquisitions, core deposit intangibles and other intangible assets will continue to be amortized subsequent to January 1, 2002. Amortization expense relating to such assets is expected to approximate $51 million ($33 million after-tax) in 2002.

Net Interest Income/Lending and Funding Activities

Taxable-equivalent net interest income rose 36% to $1.176 billion in 2001 from $865 million in 2000, largely the result of growth in average earning assets and a widening of the Company’s net interest margin. 2000’s taxable-equivalent net interest income represented a 13% increase from $767 million in 1999. That increase was also largely due to higher balances of average earning assets. The Company’s average earning assets were $27.8 billion, $21.5 billion and $19.1 billion in 2001, 2000 and 1999, respectively. The growth in such assets in 2001 and 2000 was largely attributable to higher average loans and leases outstanding, which totaled $24.4 billion in 2001, up 32% from $18.5 billion in 2000 and 49% higher than $16.4 billion in 1999. The higher levels of loans and leases in 2001 reflect the impact of loans obtained in the Keystone and Premier mergers as well as growth from new loan originations, net of customer repayments. On the October 6, 2000 acquisition date, Keystone’s loans totaled $4.8 billion and included approximately $1.2 billion of commercial loans, $1.3 billion of commercial real estate loans, $1.1 billion of residential real estate loans and $1.2 billion of consumer loans and leases. Loans obtained in the Premier acquisition on February 9, 2001 totaled $994 million and included $127 million of commercial loans, $317 million of commercial real estate loans, $356 million of residential real estate loans, and $194 million of consumer loans. Approximately one-fourth of the increase in average loans and leases during 2001 was attributable to net loan origination activities. Of such increase, approximately $450 million was attributable to higher average balances of residential mortgage loans held for sale. Growth in average loans and leases in 2000 resulting from origination and acquisition activities was partially offset by the impact of the securitization of approximately $1.0 billion of residential mortgage loans during 2000’s second quarter. The resulting mortgage-backed securities, which are fully guaranteed by the Federal National Mortgage Association, are included in the Company’s portfolio of available-for-sale investment securities. Excluding the impact of the securitization, average loans and leases grew by approximately $2.7 billion, or 17%, from 1999 to 2000. Approximately half of such growth was attributable to new originations, net of the impact of repayments. The remaining increase was largely the result of the $4.8 billion of loans obtained in the October 2000 acquisition of Keystone. The accompanying table 4 summarizes average loans and leases outstanding in 2001 and percentage changes in the major components of the portfolio over the past two years.

     Loans secured by real estate, including outstanding balances of home equity lines of credit which the Company classifies as consumer loans, represented approximately 64% of the loan and lease portfolio during 2001, compared with 65% in 2000 and 66% in 1999. At December 31, 2001, the Company held approximately $9.4 billion of commercial real estate loans, $5.4 billion of consumer real estate mortgage loans secured by one-to-four family residential properties and $1.5 billion of outstanding balances of home equity lines of credit, compared with $8.7 billion, $4.8 billion and $1.1 billion, respectively, at December 31, 2000.

     Commercial real estate loans originated by the Company are largely secured by properties in the New York City metropolitan area, including areas in neighboring states generally considered to be within commuting distance of New York City, and other areas of New York State where the Company operates, including the Buffalo, Rochester, Syracuse, Albany, Hudson Valley and Southern Tier regions. Commercial real estate loans are also originated through the Company’s offices in central Pennsylvania, Maryland, Oregon and West Virginia. Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then-current market rate of interest. In response to customer needs, in recent years the Company has also originated fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately ten years. The Company also originates adjustable-rate commercial real estate loans, which represented approximately 38% of the commercial real estate loan portfolio as of December 31, 2001. The accompanying table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2001. Of the $3.9 billion of commercial real estate loans in the New York

City metropolitan area, approximately 41% were secured by multifamily residential properties, 23% by retail space and 14% by office space. The Company’s experience has been that office space and retail properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 49% of the aggregate dollar amount of New York City-area loans were for $5 million or less, while loans of more than $10 million made up approximately 34% of the total. Less than 7% of loans secured by commercial real estate properties in the New York City metropolitan area at December 31, 2001 were secured by properties located in lower Manhattan. The Company did not experience any significant losses or delinquencies in its loan portfolios as a direct result of the events of September 11, 2001. Commercial real estate loans secured by properties elsewhere in New York State and in Pennsylvania tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business. Approximately 76% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the metropolitan New York City area were for $5 million or less, while approximately 83% of the outstanding balance of commercial real estate loans in Pennsylvania were for $5 million or less.

     Commercial real estate loans secured by properties located outside of New York State and Pennsylvania, and outside of areas of neighboring states considered to be part of the New York City metropolitan area, comprised 10% of total commercial real estate loans as of December 31, 2001.

     Of the $539 million of commercial construction loans presented in the accompanying table, $289 million represent loans for which the Company has also committed to provide permanent financing. Commercial construction loans represented 2% of total loans and leases at December 31, 2001.

     Real estate loans secured by one-to-four family residential properties totaled $5.4 billion at December 31, 2001, including approximately 48% secured by properties located in New York State and 24% secured by properties located in Pennsylvania. At December 31, 2001, $1.0 billion of residential real estate loans were held for sale by M&T Mortgage Corporation, the Company’s residential mortgage banking subsidiary, compared with $525 million at December 31, 2000. Loans to finance the construction of one-to-four family residential properties totaled $491 million at December 31, 2001, or approximately 2% of total loans and leases.

     Consumer loans and leases represented approximately 19% of the average loan portfolio during 2001, up from 18% during 2000 and 1999. Automobile loans and leases and outstanding balances of home equity lines of credit represent the largest components of the consumer loan portfolio. Approximately 83% of home equity lines of credit outstanding at December 31, 2001 were secured by properties in New York State and 14% were secured by properties in Pennsylvania. At December 31, 2001, 33% and 43% of the automobile loan and lease portfolio were to customers residing in New York State and Pennsylvania, respectively. Automobile loans and leases are generally originated through dealers, however, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Automobile loans and leases represented approximately 9% of the Company’s average loan portfolio during 2001, while no other consumer loan product represented more than 6%. The average outstanding balance of automobile leases was approximately $587 million in 2001, and $375 million in both 2000 and 1999. Automobile leases acquired in the Keystone transaction totaled $231 million on October 6, 2000.

     The investment securities portfolio averaged $3.3 billion in 2001, up from $2.8 billion in 2000 and $2.1 billion in 1999. Investment securities obtained in the acquisition of Keystone added approximately $359 and $185 million to the average balances in 2001 and 2000, respectively, while investment securities obtained in the Premier acquisition added approximately $300 million to the average balance in 2001. The remaining increase in 2000 from 1999 was generally the result of the previously described securitization of approximately $1.0 billion of residential mortgage loans during the second quarter of 2000. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations, commercial real estate mortgage-backed securities, and shorter-term U.S. Treasury notes. The Company has also invested in debt securities issued by municipalities and debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or following completion of a business combination. Investment securities obtained in the Keystone transaction totaled approximately $1.2 billion on October 6, 2000 and in the Premier transaction totaled $453 million on February 9, 2001. Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, Federal funds sold and agreements to resell securities, averaged $80 million in 2001, compared with $239 million in 2000 and $517 million in 1999. The size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.

     The most significant source of funding for the Company is core deposits, which consist of noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, N.A. are also included in core deposits. Average core deposits were $17.6 billion in 2001, up from $13.6 billion in 2000 and $11.9 billion in 1999. The increase in average core deposits in 2001 was largely due to the full-year impact of the $4.7 billion of core deposits obtained on October 6, 2000 in connection with the Keystone transaction, as well as the $1.2 billion of core deposits obtained on February 9, 2001 in connection with the Premier acquisition. The Company experienced a shift in the composition of core deposits throughout 2001, largely as a result of the lower interest rate environment. Reflecting a change in customer saving trends, average savings deposits rose to $8.0 billion during the fourth quarter of 2001 from $6.8 billion in the year’s first quarter. In contrast, average time deposits under $100,000 decreased to $5.3 billion in the final 2001 quarter from $6.8 billion in the first quarter of 2001. Average core deposits of M&T Bank, N.A. were $521 million in 2001, $643 million in 2000 and $429 million in 1999. Funding provided by core deposits totaled 63% of average earning assets in 2001 and 2000, compared with 62% in 1999. The accompanying 7 table summarizes average core deposits in 2001 and percentage changes in the components of such deposits over the past two years.

     The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered certificates of deposit. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $2.0 billion in 2001, compared with $1.8 billion in 2000 and $1.6 billion in 1999. Offshore branch deposits, comprised primarily of accounts with balances of $100,000 or more, averaged $327 million in 2001, compared with $250 million and $254 million in 2000 and 1999, respectively. Brokered deposits, which have been used as an alternative to short-term borrowings, averaged $794 million in 2001, $696 million in 2000 and $1.1 billion in 1999, and totaled $1.8 billion at December 31, 2001. The weighted-average remaining term to maturity of brokered deposits at December 31, 2001 was .5 years. Certain of the brokered deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms similar to the amounts and terms of $334 million of brokered deposits. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

     The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $3.3 billion in 2001, $2.7 billion in 2000 and $2.1 billion in 1999. Amounts borrowed from the FHLB and included in short-term borrowings averaged $814 million in 2001, $574 million in 2000 and $356 million in 1999. The average balance of long-term borrowings was $3.5 billion in 2001, $2.1 billion in 2000 and $1.7 billion in 1999. Included in average long-term borrowings were amounts borrowed from the FHLB of $2.4 billion in 2001, $1.4 billion in 2000 and $1.2 billion in 1999 and subordinated capital notes issued by M&T Bank of $674 million in 2001, $295 million in 2000 and $175 million in 1999. As previously noted, M&T Bank issued $500 million of 8% subordinated capital notes on October 5, 2000 in anticipation of the Keystone and Premier acquisitions. Trust preferred securities with a carrying value of $318 million that were issued in 1997 are also included in average long-term borrowings. Information regarding trust preferred securities, as well as information regarding contractual maturities of long-term borrowings, is provided in note 8 of Notes to Financial Statements. Certain interest rate swap agreements have been entered into by the Company as part of its management of interest rate risk relating to long-term FHLB borrowings. Further information on such interest rate swaps is provided in note 16 of Notes to Financial Statements.

     Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as described herein, as well as changes in interest rates and spreads, can impact net interest income. Throughout 2001, the Federal Reserve took numerous actions to lower the level of interest rates by reducing its benchmark overnight federal funds target rate by 475 basis points. In general, such actions resulted in a greater and more rapid decline in short-term rates as compared with the decline in longer-term rates. The decline in short-term interest rates and the general steepening of the yield curve had a positive effect on the Company’s net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, in 2001. The yield on the Company’s earning assets decreased 68 basis points to 7.62% in 2001 from 8.30% in 2000, while the rate paid on interest-bearing liabilities in 2001 was 3.91%, down 100 basis points from 4.91% in 2000. The impact of the more rapid repricing of interest-bearing liabilities than earning assets combined with the magnitude of the interest rate reductions led to a 32 basis point increase in the Company’s net interest spread, from 3.39% in 2000 to 3.71% in 2001. In 1999, the net interest spread was 3.48%, the yield on earning assets was 7.79% and the rate paid on interest-bearing liabilities was 4.31%. The yield on earning assets increased 51 basis points in 2000 from 7.79% in 1999 and the rate paid on interest-bearing liabilities increased even further, rising 60 basis points from 4.31% in 1999. Actions taken by the Federal Reserve in the second half of 1999 and the first five months of 2000 contributed to the rising level of interest rates in 2000.

     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets that include goodwill and core deposit intangible. Average net interest-free funds totaled $3.7 billion in 2001, $2.8 billion in 2000 and $2.4 billion in 1999. The rise in average net interest-free funds in 2001 as compared with 2000 was due largely to increases in noninterest-bearing deposits and stockholders’ equity. Net interest-free funds contributed .52% to net interest margin in 2001, compared with .63% in 2000 and .54% in 1999. The decline in the contribution to net interest margin ascribed to net interest-free funds in 2001 from 2000 resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution. The increase in the contribution in 2000 (as compared with 1999) resulted from the impact of that year’s higher interest rates on interest-bearing liabilities and a $390 million increase in the average balance of net interest-free funds, largely comprised of higher average balances in noninterest-bearing deposits and retained earnings. Goodwill and core deposit intangible assets averaged $1.3 billion in 2001, $766 million in 2000 and $594 million in 1999, while the cash surrender value of bank owned life insurance averaged $573 million in 2001, $458 million in 2000 and $379 million in 1999. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.”

     Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest margin and net interest income. Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several different interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swaps entered into for interest rate risk management purposes as of December 31, 2001 was approximately $576 million. In general, under the terms of these swaps, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under the terms of $117 million of swaps, the Company pays a fixed rate of interest and receives a variable rate. In anticipation of the previously noted issuance of $500 million of fixed-rate subordinated notes in October 2000, the Company terminated certain interest rate swap agreements during September 2000, including forward-starting swaps, with an aggregate notional amount of approximately $421 million. Under the terms of the terminated swaps, the Company would have made fixed-rate payments and received variable-rate payments. The termination of these swaps, which had been entered into to hedge interest rate risk associated with fixed-rate commercial real estate loans, resulted in a net deferred gain of approximately $15.5 million which is being recognized in income over the designated hedge period of the swaps. The impact on the Company’s results of operations in 2001 and 2000 from amortizing the net deferred gain was not significant. The amounts of net deferred gain to be recognized in future years is included in note 16 of Notes to Financial Statements. As previously discussed, the Company adopted SFAS No. 133 on January 1, 2001. As a result, $476 million of the Company’s interest rate swap agreements as of December 31, 2001 had been designated as fair value hedges and $100 million had been designated as cash flow hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swaps and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amount of hedge ineffectiveness of both fair value and cash flow hedges recognized in 2001 was not material to the Company’s results of operations. The estimated fair value of interest rate swaps designated as fair value hedges was a gain of approximately $5 million at December 31, 2001. The fair value of such swaps was substantially offset by unrealized losses on the fair value of the hedged items. The estimated fair value of the interest rate swaps designated as cash flow hedges was a loss of approximately $461 thousand at December 31, 2001. Net of applicable income taxes, such loss was approximately $298 thousand and has been included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet. The changes in the fair values of the interest rate swaps and the hedged items result from the effects of changing interest rates. Prior to the adoption of SFAS No. 133, the fair value of interest rate swaps entered into for interest rate risk management purposes was not recorded in the Company’s consolidated balance sheet. The unrecognized fair value associated with such interest rate swaps at December 31, 2000 and 1999 were pre-tax gains of approximately $1 million and $25 million, respectively. The average notional amounts of interest rate swaps entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average rate paid or received on those swaps are presented in the accompanying table 8.

Provision For Credit Losses

A provision for credit losses is recorded to adjust the Company’s allowance for credit losses to a level that is adequate to absorb losses inherent in the loan and lease portfolio. The provision for credit losses was $104 million in 2001, up from $38 million in 2000 and $45 million in 1999. Reflecting general weakness in the U.S. economy and in markets directly served by the Company, net loan charge-offs in 2001 were $75 million, significantly higher than $29 million in 2000 and $40 million in 1999. Net loan charge-offs as a percentage of average loans outstanding increased to .31% in 2001 from .16% in 2000 and .25% in 1999. The Company did not experience any significant charge-offs or delinquencies in its portfolio of commercial real estate loans secured by properties in the New York City metropolitan area that were directly related to the events of September 11, 2001. A summary of loan charge-offs, provision and allowance for credit losses is presented in the accompanying table 9.

     Nonperforming loans, consisting of nonaccrual and restructured loans, totaled $190 million or .76% of loans and leases outstanding at December 31, 2001, compared with $111 million or .49% at December 31, 2000 and $72 million or .41% at December 31, 1999. The higher level of nonperforming loans in 2001 reflects the weakened economy and its impact on the Company’s customers. The recent year’s increase in nonperforming loans also reflects two larger-balance commercial loans totaling $40 million at 2001’s year-end that were classified as non-performing during the year. The increase in nonperforming loans at the end of 2000 as compared with a year earlier reflects the impact of loans obtained in the October 6, 2000 acquisition of Keystone. Nonperforming loans obtained in such acquisition were $50 million at December 31, 2001 and $43 million at December 31, 2000. Nonperforming loans obtained in the February 9, 2001 acquisition of Premier were $7 million at December 31, 2001. No loans were reported as nonperforming at December 31, 2001 as a direct result of the events of September 11, 2001.

     Accruing loans past due 90 days or more were $147 million or .58% of total loans and leases at December 31, 2001, compared with $142 million or .62% at December 31, 2000 and $31 million or .18% at December 31, 1999. In general, such loans are either guaranteed by government agencies or well-secured by collateral. The increases from 1999 resulted largely from the inclusion of $108 million and $93 million at December 31, 2001 and 2000, respectively, of one-to-four family residential mortgage loans serviced by the Company and repurchased from the Government National Mortgage Association (“GNMA”). The outstanding principal balances of the repurchased loans are fully guaranteed by government agencies. The loans were repurchased to reduce servicing costs associated with the loans, including a requirement to advance to GNMA principal and interest payments that had not been received from individual mortgagors.

     Several factors influence the Company’s credit loss experience, including overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company’s commercial real estate loan portfolio, real estate valuations, in particular. Commercial real estate valuations include many assumptions and, as a result, can be highly subjective. Commercial real estate values can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property.

     Net charge-offs of commercial real estate loans in 2001 were $5 million. During 2000 and 1999, the Company realized net recoveries of previously charged-off commercial real estate loans of $383 thousand and $2 million, respectively. Nonperforming commercial real estate loans totaled $39 million at December 31, 2001, compared with $37 million and $13 million at December 31, 2000 and 1999, respectively. Commercial real estate loans obtained in the Keystone acquisition that were classified as nonperforming at December 31, 2001 and 2000 were $20 million and $23 million, respectively. Similar loans obtained in the Premier acquisition were $2 million at December 31, 2001.

     During 2001, net charge-offs of commercial loans and leases totaled $32 million, compared with $6 million in 2000 and $17 million in 1999. The higher level of charge-offs in 2001 compared with 2000 was mainly a function of 2001’s economic downturn, while the higher level of charge-offs in 1999 compared with 2000 was largely the result of two commercial loans with partial charge-offs aggregating $15 million. Reflecting the weakened economy and the two previously noted loans totaling $40 million, nonperforming commercial loans and leases totaled $85 million at December 31, 2001, up from $26 million and $21 million at December 31, 2000 and 1999, respectively. Commercial loans acquired in the Keystone acquisition that were classified as nonperforming at December 31, 2001 and 2000 were $10 million and $13 million, respectively. Similar loans acquired in the Premier acquisition were $1 million at December 31, 2001.

     Net charge-offs of residential real estate loans were $6 million in 2001, compared with $5 million and $4 million in 2000 and 1999, respectively. Residential real estate loans classified as nonperforming at December 31, 2001 totaled $40 million, compared with $36 million and $26 million at December 31, 2000 and 1999, respectively. Residential real estate loans past due ninety days or more and accruing interest totaled $135 million, $115 million and $14 million at December 31, 2001, 2000 and 1999, respectively. As noted earlier, the higher level of such loans in 2001 and 2000 as compared with 1999 resulted largely from the inclusion at December 31, 2001 and 2000 of $108 million and $93 million, respectively, of loans repurchased from GNMA. The repurchased loans are fully guaranteed by government agencies. Residential real estate loans obtained in the Keystone acquisition that were classified at December 31, 2001 as nonperforming and accruing loans past due ninety days or more were $14 million and $12 million, respectively. Such loans were $7 million and $8 million, respectively, at December 31, 2000. Similar loans obtained in the Premier acquisition were $3 million and $2 million, respectively, at December 31, 2001.

     Net charge-offs of consumer loans and leases were $32 million in 2001, representing .68% of average consumer loans and leases outstanding during the year, compared with $19 million or .56% in 2000 and $22 million or .72% in 1999. Charge-offs of indirect automobile loans and leases represented the most significant type of consumer loans charged off during the past three years. Net indirect automobile loan and lease charge-offs during 2001 were $12 million, compared with $7 million in 2000 and $8 million in 1999. Nonperforming consumer loans and leases totaled $26 million or .50% of outstanding consumer loans at December 31, 2001, compared with $12 million or .29% at December 31, 2000 and $12 million or .37% at December 31, 1999. Accruing consumer loans and leases past due 90 days or more were $5 million, $21 million and $16 million at December 31, 2001, 2000 and 1999, respectively. During the first quarter of 2001, the Company began classifying non-guaranteed consumer loans and leases past due 90 days or more as nonaccrual. Previously, such loans accrued interest until the loan balances were charged off. The change in classification did not have a material effect on the Company’s results of operations or its financial condition. Consumer loans and leases obtained in the Keystone acquisition that were past due ninety days or more and accruing interest were $1 million and $6 million at December 31, 2001 and 2000, respectively. Despite the existence of loan collateral in many cases, management conservatively evaluated the collectability of delinquent consumer loans and leases when assessing the adequacy of the allowance for credit losses.

     The Company maintains an allowance for credit losses which it believes is adequate to absorb losses inherent in the loan and lease portfolio as of the balance sheet date. Management regularly assesses the adequacy of the allowance by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Management cautiously evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses as of each reporting date. In addition to the impact of loans obtained in acquisitions and economic conditions in geographic areas entered through acquisitions, factors considered by management when performing its assessment included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area that have historically experienced significantly less economic growth than the vast majority of other regions of the country; and (iii) significant growth in loans to individual consumers. The level of the allowance for credit losses is adjusted based on the results of management’s analysis.

     In ascertaining the adequacy of the level of the allowance for credit losses, the Company estimates losses attributable to specific troubled credits and also estimates losses inherent in other loans and leases. The total allowance for credit losses, therefore, includes both specific and inherent base level loss components, as well as inherent unallocated loss components, which are described in the following paragraphs.

     The amount of specific loss components in the loan and lease portfolios is determined through a loan by loan analysis of all nonaccrual commercial and commercial real estate loans. Specific loss components are also established for certain classified commercial and commercial real estate loans greater than $100,000 when it is determined that there is a differing risk of loss than otherwise prescribed under the inherent base level loss component calculation. Measurement of the specific loss components are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. Impaired loans, as defined in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended, are evaluated for specific loss components. Except for consumer and residential mortgage loans that are considered smaller balance homogeneous loans and are evaluated collectively, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

     The inherent base level loss components are generally determined by applying loss factors to specific loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. The Company utilizes an extensive ten-point loan grading system which is applied to all commercial and commercial real estate credits. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also extensively monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards.

     Loan balances utilized in the inherent base level loss component computations exclude loans and leases for which specific allocations are maintained. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Items considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral value, financial condition, payment status, and other factors; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; national and local economic conditions and trends; and observed trends and practices in the banking industry.

     The specific loss components and the inherent base level loss components together comprise the total base level or “allocated” allowance for credit losses. Such allocated portion of the allowance represents management’s assessment of near-term charge-offs and losses existing in specific larger balance loans that are reviewed in detail by management and pools of other loans that are not individually analyzed.

     The inherent unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable. The inherent unallocated allowance includes management’s subjective determination of amounts necessary for such things as economic uncertainties; customer, industry and geographic concentrations; and expansion into new products and market areas. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable resulting from (i) comparatively poorer economic conditions and an unfavorable business climate in many market regions served by the Company, specifically New York State and central Pennsylvania, that resulted in such regions not having experienced the same degree of economic growth in previous years as experienced by much of the rest of the country; (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular the large concentration of commercial real estate loans secured by properties in the New York City metropolitan area and other areas of New York State; (iii) the effect of expansion into new markets, including market areas entered through acquisitions; (iv) the introduction of new loan product types, including expansion of automobile loan and leasing activities in recent years; and, (v) the possible use of imprecise estimates in determining the allocated portion of the allowance.

     Commercial real estate valuations include many assumptions and, as a result, can be highly subjective. Commercial real estate values in the New York City metropolitan area can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. The tragic events of September 11, 2001 further dampened the economic outlook for the United States, which is now experiencing its first significant downturn in many years. The economies of New York State, and New York City in particular, were specifically damaged by the events of September 11. Economic growth outside of New York City, especially in the industrialized upstate New York markets, continues to lag the rest of the country. Furthermore, consistent with other regions of the country, the unemployment rate in New York State grew significantly in 2001, rising to 5.8% at year-end. Slower job growth, coupled with a declining population base, has left the upstate New York region susceptible to credit problems, particularly related to commercial customers. After a brief stabilization in 2000, the central Pennsylvania economy again lagged the rest of the United States in 2001. Employment in central Pennsylvania declined by an average of .2% in 2001, compared with a .3% average increase nationally.

     The accompanying table 10 presents a comparative allocation of the allowance for credit losses for each of the past five year-ends. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components. Increased allocation percentages in the commercial loan and real estate loan portfolios from December 31, 2000 to December 31, 2001 reflect weakened economic conditions and an increased level of impaired and other classified loans. As described in note 4 of Notes to Financial Statements, loans considered impaired pursuant to the requirements of SFAS No. 114 increased to $140 million at December 31, 2001 from $81 million at December 31, 2000. The allocated portion of the allowance for credit losses related to such loans was $21 million and $12 million at December 31, 2001 and 2000, respectively. Increased allocation percentages in the commercial loan and real estate loan portfolios from December 31, 1999 to 2000’s year end were largely attributable to the acquired Keystone loans, which were conservatively assigned loan grades based on facts known at the date of acquisition, pending more detailed analyses of such loans by the Company’s loan review department. The increase in the allowance allocated to consumer loans as a percentage of such loans at the end of 2000 compared with December 31, 1999 was largely the result of a refinement in loss estimation techniques relating to certain past due consumer loans. The unallocated portion of the allowance for credit losses was equal to ..24% and .22% of total loans outstanding at December 31, 2001 and 2000, respectively. Given the Company’s high concentration of commercial loans and commercial real estate loans in New York State, including the upstate New York region, and central Pennsylvania, and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Nevertheless, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category.

     Management believes that the aggregate allowance for credit losses at December 31, 2001 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $425 million or 1.69% of total loans at December 31, 2001, compared with $375 million or 1.65% at December 31, 2000 and $316 million or 1.82% at December 31, 1999. The ratio of the allowance to nonperforming loans at year-end 2001, 2000 and 1999 was 223%, 339% and 438%, respectively. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date. The increase in the allowance as a percentage of total loans at December 31, 2001 compared with the prior year-end also considered the weakened state of the economy in 2001 as well as the other specific factors and conditions described herein. The decline in the allowance as a percentage of total loans at December 31, 2000 as compared with year-end 1999 also reflects management’s evaluation of the loan and lease portfolio as of each date, the relatively favorable and/or stable economic environment for many commercial borrowers during much of 2000, and other factors.

     Commercial real estate loans secured by multifamily properties in the New York City metropolitan area represented 7% of loans outstanding at December 31, 2001. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2001. Furthermore, the Company had no exposure to less developed countries and less than $2 million of outstanding foreign loans at December 31, 2001.

     Assets acquired in settlement of defaulted loans totaled $16 million at December 31, 2001, compared with $14 million a year earlier and $10 million at the end of 1999.

Other Income

Other income grew 47% to $477 million in 2001 from $325 million in 2000. Approximately 55% of the increase was attributable to the impact of the Keystone and Premier acquisitions. Higher service charges on deposit accounts and mortgage banking revenues also significantly contributed to the increase from 2000. Other income totaled $282 million in 1999. 2000’s improvement from 1999 resulted from increases in service charges on deposit accounts, income from leasing activities, and brokerage services income, which were partially offset by lower mortgage banking revenues and losses from sales of bank investment securities. Approximately 40% of 2000’s increase was attributable to revenues related to operations and/or market areas associated with the Keystone acquisition.

     Mortgage banking revenues, which consist of residential mortgage loan servicing fees, gains from sales of residential mortgage loans and loan servicing rights, and other residential mortgage loan-related fees, increased 63% to $103 million in 2001 from $63 million in 2000. The higher revenues in 2001 were due largely to the impact of lower interest rates that produced a favorable environment for loan origination and refinancing activities by consumers. Mortgage banking revenues in 2000 were 12% lower than $72 million in 1999, largely the result of higher interest rates initiated by the Federal Reserve in the second half of 1999 and first half of 2000 that negatively impacted mortgage loan origination volume in 2000 and tighter pricing margins that resulted from competitive pressures. Residential mortgage loans originated for sale to other investors totaled approximately $5.0 billion in 2001, compared with $2.4 billion and $2.5 billion in 2000 and 1999, respectively. The Company maintains residential mortgage loan origination offices in New York State and Pennsylvania, as well as in Arizona, Colorado, Idaho, Massachusetts, New Jersey, Ohio, Oregon, Utah and Washington. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans at fair market value aggregated $50 million in 2001. As noted earlier, the Company adopted SFAS No. 133 as of January 1, 2001. SFAS No. 133 requires that changes in the fair value of hedged residential mortgage loans held for sale, commitments to sell loans, and commitments to originate residential mortgage loans for sale be recorded in the Company’s results of operations. Such unrealized gains totaled approximately $8 million (pre-tax) at December 31, 2001. Prior to the adoption of SFAS No. 133, residential mortgage loans originated for sale and related commitments to sell loans and to originate loans for sale were recorded in the consolidated balance sheet at the lower of aggregate cost or fair market value. The previously noted favorable interest rate environment for loan origination and refinancing activities was the major contributor to the higher realized gains from sales of loans and loan servicing rights in 2001. Realized gains from sales of residential mortgage loans and loan servicing rights totaled $25 million in 2000 and $40 million in 1999. The tighter pricing margins and a lower volume of originations contributed to the decrease in realized gains from 1999 to 2000. Revenues from servicing residential mortgage loans for others were $44 million in 2001, up from $32 million in 2000 and $27 million in 1999. Residential mortgage loans serviced for others totaled $9.6 billion at December 31, 2001, $9.7 billion at December 31, 2000 and $7.2 billion at December 31, 1999. Capitalized servicing assets were $107 million, $101 million and $61 million at December 31, 2001, 2000 and 1999, respectively. The increase from December 31, 1999 to 2000 reflects the Keystone transaction, other purchased servicing rights and the previously noted securitization of $1.0 billion of residential mortgage loans which added approximately $15 million, $21 million and $14 million, respectively, to capitalized servicing assets in 2000. Additional information about the Company’s capitalized servicing assets is presented in note 7 of Notes to Financial Statements.

     Service charges on deposit accounts rose 56% to $144 million in 2001 from $93 million in 2000, and 96% from $74 million in 1999. Fees for services provided to customers in areas formerly served by Keystone and Premier contributed approximately 60% of the increase from 2000 to 2001. Also contributing to the higher level of service charges in 2001 were higher balances in transactional deposit accounts which generate higher levels of service charges than non-transactional accounts. The full-year effect in 2000 of a third quarter 1999 increase in fees and the impact of 1999 acquisitions were significant factors contributing to the increase from 1999 to 2000. Additionally, fees for services provided to customers in the areas formerly served by Keystone contributed approximately 30% of the increase from 1999 to 2000.

     Trust income increased 43% to $64 million in 2001 from $45 million in 2000 and 58% from $41 million in 1999. The increases were largely attributable to the acquisition of Keystone. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $39 million in 2001, up 20% from $33 million in 2000 and 45% higher than $27 million in 1999. Trading account and foreign exchange activity resulted in gains of $4 million in 2001, $2 million in 2000 and $315 thousand in 1999. In 1999, a loss of approximately $3 million was incurred as a result of a counterparty defaulting on the settlement of outstanding foreign exchange contracts. During both 2001 and 1999, the Company sold bank investment securities resulting in gains of approximately $2 million. Losses from sales of bank investment securities in 2000 reflect $3 million of net losses incurred during the fourth quarter of 2000 from sales of investment securities following the acquisition of Keystone and the combination of the investment portfolios of Keystone and the Company. All sold securities had been previously classified as available for sale for financial reporting purposes.

     Other revenues from operations rose to $120 million in 2001 from $92 million in 2000 and $67 million in 1999. Approximately two-thirds of the increase from 2000 to 2001 resulted from activities and/or market areas associated with the Keystone and Premier acquisitions, while approximately one-sixth of the increase from 1999 to 2000 resulted from operations related to Keystone. Other revenues from operations included $35 million, $26 million and $23 million in 2001, 2000 and 1999, respectively, of tax-exempt income earned from bank owned life insurance, which includes increases in cash surrender value of life insurance policies and benefits received. Also included were revenues from merchant discount and credit card fees of $13 million, $9 million and $8 million in 2001, 2000 and 1999, respectively. Other items that contributed to the increase in other revenues from operations in 2001 from 2000 and 1999 include higher letter of credit and other credit-related fees, insurance-related revenues, and automated teller machine (“ATM”) usage fees. Letter of credit and other credit-related fees were $24 million, $18 million and $16 million in 2001, 2000 and 1999, respectively. Insurance-related revenues totaled $13 million in 2001, compared with $7 million and $1 million in 2000 and 1999, respectively. The impact of acquisitions was the leading factor contributing to higher insurance-related revenues. The increases in ATM usage fees, from $5 million in 1999 to $6 million in 2000 and to $11 million in 2001 were largely the result of the Keystone transaction. Income from leasing activities in 2000 reflected a net gain of $9 million resulting from a nonrecurring $13 million gain from the sale of equipment previously leased to a commercial customer and an accrual of $4 million for losses associated with selling automobiles and other vehicles leased to retail customers.

Other Expense

Operating expenses, which exclude amortization of goodwill and core deposit intangible as well as nonrecurring merger-related expenses, were $819 million in 2001, 37% higher than $599 million in 2000 and 56% higher than $525 million in 1999. Expenses related to acquired operations significantly contributed to the higher expense levels in 2001 and 2000. However, since the operating systems and support operations related to Keystone, Premier and other acquisitions completed in earlier years have been combined with those of the Company, the Company’s operating expenses cannot be precisely divided between or attributed directly to the acquired operations or to the Company as it existed prior to each transaction. Components of other expense considered to be nonoperating in nature and therefore excluded from the operating expense totals noted above were amortization of goodwill and core deposit intangible of $122 million in 2001, $70 million in 2000 and $50 million in 1999; and merger-related expenses of $8 million, $26 million and $5 million in 2001, 2000 and 1999, respectively.

     Salaries and employee benefits expense was $435 million in 2001, an increase of 32% from $329 million in 2000 and 53% higher than the $285 million in 1999. Salaries and benefits related to acquired operations, merit salary increases, and higher expenses for incentive compensation arrangements and medical and other benefits were factors contributing to the increases in 2001 and 2000. The number of full-time equivalent employees was 8,803 at December 31, 2001, compared with 8,219 and 6,171 at December 31, 2000 and 1999, respectively.

     Excluding the nonoperating expense items previously noted, nonpersonnel expense totaled $384 million in 2001, 41% higher than $272 million in 2000 and 60% higher than $240 million in 1999. Higher expenses for equipment and occupancy; advertising, promotion and travel; amortization of capitalized servicing rights; and professional services and processing, all largely attributable to the impact of acquisitions, were significant factors contributing to the rise in nonpersonnel expenses from 2000 to 2001. Higher equipment and occupancy expenses, largely related to acquired operations, higher amortization of capitalized servicing rights and increased foreclosure-related expenses contributed to the increase in expense from 1999 to 2000.

Income Taxes

The provision for income taxes was $206 million in 2001, compared with $160 million in 2000 and $153 million in 1999. The effective tax rates were 35.2% in 2001, 35.9% in 2000 and 36.5% in 1999. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 11 of Notes to Financial Statements.

International Activities

The Company’s net investment in international assets was $6 million and $7 million at December 31, 2001 and 2000, respectively. Offshore deposits totaled $778 million at December 31, 2001 and $245 million at December 31, 2000.

Liquidity, Market Risk, and Interest Rate Sensitivity

As a financial intermediary the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating costs, and to be used for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.

     Historically, core deposits have been the most significant funding source for the Company. Core deposits are generated from a large base of consumer, corporate and institutional customers, which over the past several years has become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, in recent years the Company has faced increased competition in offering services and products from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 62% of the Company’s earning assets at December 31, 2001, compared with 65% and 63% at December 31, 2000 and 1999, respectively.

     The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, and borrowings from the FHLB and others. M&T Bank had short-term and long-term credit facilities with the FHLB aggregating $5.0 billion at December 31, 2001. Outstanding borrowings under the FHLB credit facilities totaled $3.1 billion at December 31, 2001 and $2.8 billion at December 31, 2000. Such borrowings are secured by loans and investment securities. M&T Bank and M&T Bank, N.A. had available lines of credit with the Federal Reserve Bank of New York at December 31, 2001 totaling approximately $1.3 billion. The amounts of these lines are dependent upon the balance of loans and securities pledged as collateral. There were no borrowings outstanding under these lines at either December 31, 2001 or 2000. As previously noted, M&T Bank issued $500 million of 8% fixed rate subordinated capital notes in October 2000 that provided liquidity and facilitated the acquisitions of Keystone and Premier. Informal and sometimes reciprocal sources of funding are available to the Company through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $2.1 billion and $1.4 billion at December 31, 2001 and 2000, respectively. In general, these borrowings were unsecured and matured within two business days. Should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted, the Company’s ability to obtain funding from these sources could be negatively impacted. Information regarding the terms and maturities of all of the Company’s short-term and long-term borrowings is provided in detail in note 8 of Notes to Financial Statements. In addition to deposits and borrowings, other sources of liquidity include maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

     M&T’s primary source of funds to pay for operating expenses, stockholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities is included in note 8 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at December 31, 2001. A similar $30 million line of credit that expired during 2001 was entirely available for borrowing at December 31, 2000.

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

     Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Company to interest rate risk, which occurs when assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of mortgage-related assets and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analyses of market values of the Company’s financial instruments. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2001, the aggregate notional amount of interest rate swaps entered into for interest rate risk management purposes was approximately $576 million. Information about interest rate swaps entered into for interest rate risk management purposes is included herein under “Net Interest Income/Lending and Funding Activities” and in note 16 of Notes to Financial Statements.

     The Company’s Asset-Liability Committee, which includes members of senior management, monitors interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit-gathering activities, as well as statistically derived interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken action, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and modifying or terminating existing interest rate swap agreements or entering into additional interest rate swap agreements or other interest rate risk management financial instruments.

     The accompanying table 14 as of December 31, 2001 and 2000 displays the estimated impact on net interest income from non-trading financial instruments resulting from changes in interest rates during the first modeling year.

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

     The Company engages in limited trading activities to meet the financial needs of customers and to profit from perceived market opportunities. Trading activities are conducted utilizing financial instruments that include forward and futures contracts related to foreign currencies and mortgage-backed securities, U.S. Treasury and other government securities, mortgage-backed securities and interest rate contracts, such as swaps. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions as well as the type of trading activities conducted by the Company are subject to a well-defined series of potential loss exposure limits established by the Asset-Liability Committee.

     The notional amounts of interest rate and foreign currency and other option and futures contracts entered into for trading account purposes totaled $1.4 billion and $242 million, respectively, at December 31, 2001 and $769 million and $293 million, respectively, at December 31, 2000. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $39 million and $27 million, respectively, at December 31, 2001 and $37 million and $22 million, respectively, at December 31, 2000.

     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material as of December 31, 2001 and 2000. Additional information related to trading derivative contracts is included in notes 16 and 17 of Notes to Financial Statements.

Capital

Stockholders’ equity at December 31, 2001 was $2.9 billion and represented 9.35% of total assets, compared with $2.7 billion or 9.33% at December 31, 2000 and $1.8 billion or 8.02% at December 31, 1999. Stockholders’ equity per share increased 8% to $31.33 at December 31, 2001 from $28.93 at December 31, 2000, and was 35% higher than $23.24 at December 31, 1999. Tangible equity per share, which excludes goodwill and core deposit intangible and applicable deferred tax balances, was $18.34 at December 31, 2001, compared with $16.74 at December 31, 2000 and $15.14 at December 31, 1999. The ratio of average total stockholders’ equity to average total assets was 9.60%, 8.59% and 8.24% in 2001, 2000 and 1999, respectively.

     M&T issued shares of common stock in 2001, 2000 and 1999 to complete the acquisitions of Premier, Keystone and FNB, respectively. On February 9, 2001, M&T issued 2,440,812 shares of common stock to former holders of Premier common stock and assumed employee stock options to purchase 224,734 shares of M&T common stock, resulting in an addition to stockholders’ equity of $176 million. To complete the acquisition of Keystone on October 6, 2000, M&T issued 15,900,292 shares of common stock to former holders of Keystone common stock and assumed employee stock options to purchase 1,259,493 shares of M&T common stock, resulting in an addition to stockholders’ equity of $664 million. On June 1, 1999, M&T issued 1,225,160 shares (stated to give effect to a ten-for-one stock split in 2000) of common stock to former holders of FNB common stock resulting in an addition to stockholders’ equity of $59 million.

     Included in stockholders’ equity at December 31, 2001 was accumulated other comprehensive income, which reflected a gain of $23 million, or $.25 per common share, for the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with unrealized losses of $432 thousand, or less than $.01 per share, at December 31, 2000, and $26 million, or $.34 per share, at December 31, 1999. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Accumulated other comprehensive income also reflects an unrealized loss of $298 thousand, or less than $.01 per share, at December 31, 2001, representing the after-tax effect of the estimated fair value of interest rate swaps designated as cash flow hedges.

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

     Cash dividends paid in 2001 on M&T’s common stock were $96 million, compared with $52 million and $35 million in 2000 and 1999, respectively. As noted in the preceding paragraph, M&T increased its quarterly dividend on common stock in the fourth quarter of 2000 to $.25 per share from $.125 per share. In the third quarter of 1999, M&T’s quarterly common stock dividend rate was increased to $.125 per share from $.10 per share. Dividends per common share totaled $1.00 in 2001, up from $.625 in 2000 and $.45 in 1999.

     M&T repurchased 4,396,303 shares of its common stock in 2001, 1,313,760 shares in 2000 and 1,678,330 shares in 1999, at a cost of $324 million, $55 million and $80 million, respectively. In November 2001, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. Through December 31, 2001, M&T had repurchased 624,513 shares of common stock pursuant to such plan at an average cost of $71.70 per share. During 2001, M&T completed previously authorized repurchase plans that had been announced in November 1999 and June 2001.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $318 million carrying value of trust preferred securities as described in note 8 of Notes to Financial Statements. As of December 31, 2001, total capital further included $559 million of subordinated notes issued by M&T Bank in prior years. The capital ratios of the Company and its banking subsidiaries as of December 31, 2001 and 2000 are presented in note 20 of Notes to Financial Statements.

     The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or cash net income (reduced by the impact of nonrecurring merger-related expenses) less dividends paid expressed as a percentage of regulatory “core capital” at the beginning of each year, was 20.96% in 2001, 19.48% in 2000 and 19.89% in 1999.

Fourth Quarter Results

Net income for the fourth quarter of 2001 was $102 million, up 41% from $72 million in the final quarter of 2000. Diluted and basic earnings per share in the recent quarter were $1.05 and $1.08, respectively, compared with $.76 and $.78, respectively, in the fourth quarter of 2000. Nonrecurring merger-related expenses lowered net income by $14 million, or $.15 per share during 2000’s fourth quarter. There were no similar expenses incurred during the last quarter of 2001. Expressed as an annualized rate of return on average assets, net income for the recent quarter rose to 1.29% from 1.01% in 2000’s fourth quarter. The annualized rate of return on average common stockholders’ equity in the fourth quarter of 2001 was 13.70%, compared with 11.03% in the corresponding quarter of 2000. Cash net income in the recent quarter increased 17% to $126 million from $108 million earned in the year-earlier quarter. Diluted cash earnings per share rose 14% to $1.30 in 2001’s final quarter from $1.14 in the fourth quarter of 2000. Cash return on average tangible assets was an annualized 1.67% in the recent quarter, up from 1.57% in the comparable 2000 quarter. Cash return on average tangible common equity rose to an annualized 29.43% in the fourth quarter of 2001 from 28.93% in the year-earlier quarter.

     Taxable-equivalent net interest income increased to $309 million in the final quarter of 2001, up 18% from $262 million in the year-earlier period. A 10% increase in average earning assets and a widening of the Company’s net interest margin were the most significant factors contributing to the improvement in net interest income. Average earning assets were $28.2 billion and $25.7 billion in the fourth quarter of 2001 and 2000, respectively. Average loans and leases for the recent quarter totaled $25.0 billion, an increase of 13% from $22.1 billion during the corresponding 2000 quarter. The impact of the previously described lower interest rate environment contributed to a significant increase in the Company’s net interest margin to 4.34% in the final quarter of 2001 from 4.05% in 2000’s fourth quarter. The yield on earning assets was 6.97% in the recent quarter, down 150 basis points from 8.47% in the year-earlier period. The rate paid on interest-bearing liabilities was 3.03% in the final quarter of 2001, down 209 basis points from 5.12% in the comparable period of 2000. The resulting net interest spread was 3.94% in the recently completed quarter, compared with 3.35% in the final quarter of 2000.

     The provision for credit losses rose to $33 million in the fourth quarter of 2001 from $14 million in the year-earlier period. Reflecting 2001’s weakened economic conditions, net charge-offs increased to $21 million in the recent quarter, compared with $12 million in the fourth quarter of 2000. Net charge-offs as an annualized percentage of average loans and leases were .33% in the final 2001 quarter, compared with .22% in the comparable quarter of 2000.

     Other income increased 24% to $128 million in the fourth quarter of 2001 from $103 million in the final quarter of 2000. Factors contributing to the increase in fourth quarter 2001 income include higher mortgage banking revenues, which rose 54% from the prior year’s fourth quarter, and increased service charges on deposit accounts, which were up 31% from the fourth quarter of 2000. As previously noted, a favorable environment for loan origination and refinancing activities by consumers led to the higher mortgage banking revenues. The increase in service charges on deposit accounts was the result of higher transactional deposit account balances, which generate higher levels of service charges than non-transactional accounts, and the Keystone and Premier acquisitions. Additionally, there were no gains or losses from sales of investment securities in the recent quarter, while the final 2000 quarter reflected net losses of $3 million from sales of investment securities following the acquisition of Keystone and the combination of the investment portfolios of Keystone and the Company. Offsetting the impact of 2001’s increases was a net gain of $9 million during the fourth quarter of 2000 relating to leasing activities which resulted from a $13 million gain from the sale of equipment previously leased to a commercial customer and an accrual of $4 million for losses associated with selling automobiles and other vehicles leased to retail customers.

     Other expense increased 4% to $244 million in 2001’s final quarter from $234 million in the comparable 2000 period. Nonrecurring merger-related expenses totaled $22 million in the fourth quarter of 2000, while there were no similar expenses in the recently completed quarter. Contributing to the higher expenses in the fourth quarter of 2001 were salary costs, which rose $11 million or 11% from the final 2000 quarter. The higher salary expenses were the result of increased costs relating to incentive compensation arrangements, including commissions, merit salary increases and an increase in full-time equivalent employees. Increased expenses for professional services and amortization of goodwill and core deposit intangible also contributed to the higher expense level in the final quarter of 2001.

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

     The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, largely within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, deposit products, and cash management services. The Commercial Banking segment earned net income of $114 million in 2001, up 15% from $98 million in 2000. The rise in earnings in 2001 reflects a $45 million, or 23%, increase in net interest income, due largely to a 25% increase in average loans and leases outstanding. Approximately one-half of the increase in net interest income was attributable to operations in market areas related to the Keystone acquisition. Partially offsetting the higher net interest income was a $22 million increase in the provision for credit losses, resulting from higher net charge-offs. Net income for this segment in 1999 was $78 million. The higher net income in 2000 when compared with 1999 resulted largely from an increase of $35 million, or 22%, in net interest income. Net interest income from loans and leases increased $24 million, as a result of a 23% increase in average balances outstanding, while the contribution to net interest income from deposits increased $8 million, due to a higher net interest spread and a 9% increase in average balances outstanding. Growth in most markets already served by the Company, as well as the impact of balances obtained in acquisitions, contributed to the higher loan and deposit levels in 2000.

     The Commercial Real Estate segment provides credit and deposit services to its customers. Loans are largely secured by properties in the New York City metropolitan area and in western New York, however, loans are also originated in the other regions in New York State, in Pennsylvania and, to a lesser extent, in Maryland, West Virginia and the northwestern portion of the United States. Commercial real estate loans may be secured by apartment/multifamily buildings, office space, retail space, industrial space or other types of collateral. The Commercial Real Estate segment’s earnings increased 15% to $83 million in 2001 from $72 million in 2000. Higher net interest income of $22 million, the result of a 16% increase in average loan balances outstanding, was the major factor for the rise in net income. Approximately one-third of the increase in net interest income was attributable to operations in market areas associated with the Keystone acquisition. Net income for the Commercial Real Estate segment was $64 million in 1999. The major factor for the rise in net income from 1999 to 2000 was a 17% increase in average loan balances outstanding which contributed to a $12 million, or 10%, increase in net interest income. Loan growth in all markets served by the Company and the impact of commercial real estate loans obtained in the Keystone acquisition contributed to the increase in 2000’s outstanding balances.

     The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swaps related thereto; and offshore branch deposits. This segment also provides services to commercial customers and consumers that include foreign exchange, securities trading and municipal bond underwriting and sales. Net income for the Discretionary Portfolio segment totaled $54 million in 2001, up from $34 million in 2000 and $38 million in 1999. The increase in 2001 was due, in part, to a $10 million increase in tax-exempt income earned from bank owned life insurance and a $14 million increase in net interest income, the result of increased balances of loans and investment securities and a higher net interest margin. Factors contributing to the decline in net income from 1999 to 2000 include an $11 million, or 23%, decrease in net interest income and losses from sales of bank investment securities of $3 million, offset, in part, by a $3 million increase in tax-exempt income earned from bank owned life insurance. The decline in net interest income largely reflected a narrowing of the segment’s net interest margin.

     The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to bank subsidiaries of M&T. The Company maintains mortgage loan origination offices in New York State and Pennsylvania, as well as in Arizona, Colorado, Idaho, Massachusetts, New Jersey, Ohio, Oregon, Utah and Washington. The Company also periodically purchases the rights to service residential mortgage loans. Residential mortgage loans held for sale are included in this segment. Net income for this segment was $44 million in 2001, up significantly from $6 million a year earlier and $21 million in 1999. The higher level of earnings in 2001 when compared with 2000 was largely due to the effects of substantially higher residential mortgage loan origination volumes, which resulted from a generally favorable interest rate environment for borrowers, and loan servicing fees. The higher loan origination volume in 2001 contributed to a $48 million, or 118%, increase in realized and unrealized gains from sales of residential mortgage loans, including sales to the Discretionary Portfolio segment of the Company, and loan servicing rights. The previously described adoption of SFAS No. 133 contributed approximately $8 million to such increase. Revenues from servicing residential mortgage loans for others, including the Discretionary Portfolio segment, increased by $15 million, or 34%, from 2000 to 2001. Net interest income was $33 million higher in 2001, predominately the result of a 152% increase in the average balance of loans held for sale. Reflecting the year’s higher revenues, operating expenses increased by 34%, from $106 million in 2000 to $142 million in 2001. The significant decrease in net income from 1999 to 2000 was largely due to lower gains from sales of residential mortgage loans and loan servicing rights, which decreased $15 million, and higher noninterest expenses of $6 million resulting from increases in foreclosure expenses and amortization of capitalized servicing rights. The decline in revenue resulted from the impact that generally higher interest rates in 2000 had on loan origination volume and from tighter pricing margins resulting from competitive pressures.

     The Retail Banking segment offers a variety of consumer and small business services through several delivery channels which include traditional and “in-store” banking offices, automated teller machines, telephone banking and internet banking. The Company has banking offices in New York State, Pennsylvania, Maryland and West Virginia. The Retail Banking segment also offers certain deposit and loan products on a nationwide basis through M&T Bank, N.A. Credit services offered by this segment include consumer installment loans, student loans, automobile loans and leases (both directly and indirectly through dealers), home equity loans and lines of credit, and loans and leases to small businesses. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. The Retail Banking segment recorded net income of $201 million in

2001, up 23% from $164 million in 2000. Higher net interest income and deposit service charges of $158 million and $40 million, respectively, partially offset by higher operating expenses of $137 million, were the leading factors contributing to the improvement in net income from 2000. Such increases in income and expenses were largely the result of the Keystone and Premier acquisitions. In 1999, this segment’s net income was $112 million. The increase from 1999 to 2000 was due largely to the impact of acquisitions completed in 2000 and 1999 that resulted in higher net interest income and service charges on deposit accounts, partially offset by increases in operating expenses. The full-year impact in 2000 of a third quarter 1999 increase in fees charged for deposit account services also contributed to the improvement.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 and 142. SFAS No. 141, “Business Combinations,” revised accounting standards and disclosure requirements for business combinations. All business combinations are now required to be accounted for using the purchase method of accounting; use of the pooling-of-interests (“pooling”) method of accounting is prohibited. SFAS No. 141 requires that goodwill be initially recognized as an asset in the financial statements and measured as the excess of the cost of an acquired entity over the net difference between amounts assigned to assets acquired and liabilities assumed. The statement also requires that an acquired intangible asset be recognized apart from goodwill if that asset arises from contractual or other legal rights. SFAS No. 141 stipulates that the pooling method of accounting may not be used for business combinations initiated after June 30, 2001. However, prior business combinations accounted for by the pooling method are “grandfathered.” The provisions of SFAS No. 141 related to the application of the purchase method of accounting (including the separate recognition of identifiable intangible assets) were effective for any business combination completed after June 30, 2001.

     SFAS No. 142, “Goodwill and Other Intangible Assets,” revises accounting standards for all purchased intangible assets but not the accounting for internally developed intangible assets. SFAS No. 142, as amended, requires that most goodwill not be amortized, but rather that it be tested for impairment at the reporting unit level, which is either at the same level or one level below an operating segment. All acquired goodwill should be assigned to reporting units, then tested for impairment no less frequently than annually. Acquired intangible assets (other than goodwill) should be amortized over their useful economic lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” However, an acquired intangible asset (other than goodwill) with an indefinite useful economic life should not be amortized until its life is determined to be finite. SFAS No. 142 also stipulates various disclosures and financial statement presentation requirements relating to goodwill and intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and companies are required to perform the first impairment test on all goodwill within six months of initially applying the provisions of the statement. The useful economic life of previously recognized intangible assets should be reassessed upon adoption of the statement, remaining amortization periods should be adjusted accordingly, and intangible assets deemed to have an indefinite life should no longer be amortized.

     The Company adopted SFAS No. 142 effective January 1, 2002. Historically, the Company has referred to certain unidentifiable intangible assets acquired in branch acquisitions as goodwill. SFAS No. 142 does not change the accounting for such unidentifiable intangible assets that was prescribed by SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” As a result, subsequent to December 31, 2001 the Company will continue to amortize such intangible assets along with core deposit and other acquired intangible assets. Amortization expense relating to core deposit and other intangible assets is expected to approximate $33 million (after-tax) in 2002. The after-tax impact of amortization of goodwill and core deposit and other intangible assets in 2001 was $99 million. The Company is still evaluating whether or not any of its recorded goodwill should be considered impaired under the provisions of SFAS No. 142. Information about the Company’s amortization of goodwill and other acquired intangible assets during the three-years ended December 31, 2001 is presented herein under the heading “Cash Operating Results.”

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the provisions for the disposal of a segment of a business in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively.

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

     Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; credit losses; sources of liquidity; legislation affecting the financial services industry as a whole, and/or M&T and its subsidiaries individually; regulatory supervision and oversight, including required capital levels; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes, including environmental regulations; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and material differences in the actual financial results of merger and acquisition activities compared to the Company’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 1

FINANCIAL HIGHLIGHTS
	2001	2000	Change

For the year
Performance
Net income (thousands)	$378,075	286,156	+32%
Return on
Average assets	1.23%	1.21%
Average common equity	12.78%	14.07%
Net interest margin	4.23%	4.02%
Net charge-offs/average loans	.31%	.16%
Efficiency ratio (a)	56.94%	56.06%
Per common share data
Basic earnings	$3.95	3.55	+11%
Diluted earnings	3.82	3.44	+11%
Cash dividends	1.00	.625	+60%
Cash (tangible) operating results (b)
Net income (thousands) (c)	$482,264	358,639	+34%
Diluted earnings per common share (c)	4.87	4.31	+13%
Return on
Average tangible assets	1.63%	1.56%
Average tangible common equity	28.50%	27.65%
Efficiency ratio (a)	49.58%	50.22%
At December 31
Balance sheet data (millions)
Loans and leases, net of unearned discount	$25,188	22,743	+11%
Total assets	31,450	28,949	+9%
Deposits	21,580	20,233	+7%
Stockholders’ equity	2,939	2,700	+9%
Loan quality
Allowance for credit losses/net loans	1.69%	1.65%
Nonperforming assets ratio	.82%	.55%
Capital
Tier 1 risk-based capital ratio	7.37%	7.49%
Total risk-based capital ratio	10.72%	11.19%
Leverage ratio	6.55%	6.66%
Common equity/total assets	9.35%	9.33%
Common equity (book value) per share	$31.33	28.93	+8%
Tangible common equity per share	18.34	16.74	+10%
Market price per share
Closing	72.85	68.00	+7%
High	82.11	68.42
Low	59.80	35.70

(a)	Excludes impact of nonrecurring merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

(c)	Cash net income excludes the after-tax impact of nonrecurring merger-related expenses of $4.8 million or $.05 per diluted share in 2001 and $16.4 million or $.20 per diluted share in 2000.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 2

QUARTERLY TRENDS

		2001 Quarters

	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$495,783	526,226	544,424	552,965
Interest expense	186,849	227,674	252,477	276,597

Net interest income	308,934	298,552	291,947	276,368
Less: provision for credit losses	33,000	28,000	24,000	18,500
Other income	127,696	120,167	117,836	111,727
Less: other expense	244,311	236,194	233,012	234,801

Income before income taxes	159,319	154,525	152,771	134,794
Applicable income taxes	53,515	52,401	53,164	46,741
Taxable-equivalent adjustment	4,070	4,257	4,799	4,387

Net income	$101,734	97,867	94,808	83,666

Per common share data
Basic earnings	$1.08	1.02	.98	.88
Diluted earnings	1.05	.98	.94	.85
Cash dividends	$.25	.25	.25	.25
Average common shares outstanding
Basic	94,269	96,115	97,125	95,427
Diluted	97,179	99,597	100,722	98,605

Performance ratios, annualized
Return on
Average assets	1.29%	1.25%	1.23%	1.14%
Average common stockholders’ equity	13.70%	12.93%	12.61%	11.84%
Net interest margin on average earning assets (taxable-equivalent basis)	4.34%	4.22%	4.18%	4.16%
Nonperforming assets to total assets, at end of quarter	.66%	.67%	.55%	.56%
Efficiency ratio (a)	55.95%	56.44%	57.08%	58.45%

Cash (tangible) operating results (b)
Net income (in thousands)	$126,451	123,523	119,899	112,391
Diluted net income per common share	1.30	1.24	1.19	1.14
Annualized return on
Average tangible assets	1.67%	1.64%	1.62%	1.59%
Average tangible common stockholders’ equity	29.43%	28.39%	27.99%	27.93%
Efficiency ratio (a)	49.16%	49.03%	49.45%	50.77%

Balance sheet data
In millions, except per share
Average balances
Total assets	$31,276	31,119	31,017	29,878
Earning assets	28,224	28,099	27,993	26,937
Investment securities	3,029	3,234	3,502	3,470
Loans and leases, net of unearned discount	25,016	24,831	24,460	23,392
Deposits	20,897	20,420	20,590	20,734
Stockholders’ equity	2,947	3,003	3,015	2,866

At end of quarter
Total assets	$31,450	31,139	31,202	30,925
Earning assets	28,270	28,118	28,200	27,895
Investment securities	3,024	3,153	3,377	3,705
Loans and leases, net of unearned discount	25,188	24,946	24,774	24,168
Deposits	21,580	20,522	20,041	20,978
Stockholders’ equity	2,939	2,956	2,987	2,992
Equity per common share	31.33	31.19	31.00	30.84
Tangible equity per common share	18.34	17.85	17.68	17.33

Market price per common share
High	$74.50	82.11	79.00	69.99
Low	65.08	63.70	66.55	59.80
Closing	72.85	74.00	75.50	69.90

[Additional columns below]

[Continued from above table, first column(s) repeated]

QUARTERLY TRENDS

		2000 Quarters

	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	548,345	424,212	409,710	401,064
Interest expense	286,538	219,622	208,706	203,731

Net interest income	261,807	204,590	201,004	197,333
Less: provision for credit losses	14,000	9,000	6,000	9,000
Other income	102,778	76,514	73,382	71,998
Less: other expense	234,187	153,959	155,710	150,597

Income before income taxes	116,398	118,145	112,676	109,734
Applicable income taxes	40,672	41,397	38,888	39,293
Taxable-equivalent adjustment	3,759	2,332	2,250	2,206

Net income	71,967	74,416	71,538	68,235

Per common share data
Basic earnings	.78	.97	.93	.89
Diluted earnings	.76	.94	.91	.86
Cash dividends	.25	.125	.125	.125
Average common shares outstanding
Basic	91,987	76,748	76,631	77,112
Diluted	95,088	79,417	78,876	79,222

Performance ratios, annualized
Return on
Average assets	1.01%	1.36%	1.32%	1.22%
Average common stockholders’ equity	11.03%	15.64%	15.75%	15.14%
Net interest margin on average earning assets (taxable-equivalent basis)	4.05%	4.05%	4.05%	3.94%
Nonperforming assets to total assets, at end of quarter	.43%	.32%	.33%	.33%
Efficiency ratio (a)	57.61%	53.49%	56.75%	55.92%

Cash (tangible) operating results (b)
Net income (in thousands)	108,100	87,758	82,937	79,844
Diluted net income per common share	1.14	1.11	1.05	1.00
Annualized return on
Average tangible assets	1.57%	1.64%	1.57%	1.47%
Average tangible common stockholders’ equity	28.93%	26.98%	27.46%	26.95%
Efficiency ratio (a)	50.20%	48.57%	51.61%	50.57%

Balance sheet data
In millions, except per share
Average balances
Total assets	28,487	21,823	21,851	22,438
Earning assets	25,746	20,098	19,976	20,147
Investment securities	3,559	2,904	2,582	1,977
Loans and leases, net of unearned discount	22,141	17,163	17,181	17,501
Deposits	19,900	14,980	15,206	15,257
Stockholders’ equity	2,596	1,893	1,826	1,813

At end of quarter
Total assets	28,949	22,009	21,746	22,762
Earning assets	26,089	20,143	19,893	20,389
Investment securities	3,310	2,799	2,865	2,079
Loans and leases, net of unearned discount	22,743	17,324	16,949	17,703
Deposits	20,233	14,682	15,223	15,151
Stockholders’ equity	2,700	1,940	1,852	1,832
Equity per common share	28.93	25.22	24.18	23.83
Tangible equity per common share	16.74	17.52	16.28	15.79

Market price per common share
High	68.42	52.29	47.50	45.81
Low	46.67	44.50	39.95	35.70
Closing	68.00	51.00	45.00	44.65

(a)	Excludes impact of nonrecurring merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 3

EARNINGS SUMMARY
Dollars in millions

Increase (decrease)*
2000 to 2001		1999 to 2000

Amount	%	Amount	%		2001	2000

$336.1	19	$297.0	20	Interest income**	$2,119.4	1,783.3
25.0	3	199.4	28	Interest expense	943.6	918.6

311.1	36	97.6	13	Net interest income**	1,175.8	864.7
65.5	172	(6.5)	(15)	Less: provision for credit losses	103.5	38.0
				Gain (loss) on sales of bank
5.0	—	(4.7)	—	investment securities	1.9	(3.1)
147.7	45	47.0	17	Other income	475.5	327.8
				Less:
105.7	32	44.4	16	Salaries and employee benefits	434.9	329.2
148.2	41	71.1	24	Other expense	513.4	365.2

144.4	32	30.9	7	Income before income taxes	601.4	457.0
				Less:
7.0	67	2.7	35	Taxable-equivalent adjustment**	17.5	10.5
45.5	28	7.6	5	Income taxes	205.8	160.3

$91.9	32	$20.6	8	Net income	$378.1	286.2

				Compound growth rate
				5 years
	1999	1998	1997	1996 to 2001

Interest income**	1,486.3	1,366.6	1,073.3	16%
Interest expense	719.2	687.5	508.1	15

Net interest income**	767.1	679.1	565.2	17
Less: provision for credit losses	44.5	43.2	46.0	19
Gain (loss) on sales of bank
investment securities	1.6	1.8	(.3)	—
Other income	280.8	261.2	190.8	23
Less:
Salaries and employee benefits	284.8	259.5	220.0	16
Other expense	294.1	306.6	201.8	21

Income before income taxes	426.1	332.8	287.9	19
Less:
Taxable-equivalent adjustment**	7.8	7.2	5.8	31
Income taxes	152.7	117.6	105.9	16

Net income	265.6	208.0	176.2	20%

*	Changes were calculated from unrounded amounts.

**	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities of government-sponsored agencies, is based on a composite income tax rate of approximately 37% for 2001, 40% for 2000, and 41% for 1999, 1998 and 1997.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 4

AVERAGE LOANS AND LEASES
(net of unearned discount)		Percent increase
		(decrease) from
Dollars in millions	2001	2000 to 2001	1999 to 2000

Commercial, financial, etc.	$5,271	28%	24%
Real estate — commercial	9,224	28	22
Real estate — consumer	5,228	38	(9)
Consumer
Automobile	2,117	47	(1)
Home equity	1,273	30	22
Other	1,317	36	30
Total consumer	4,707	39	13
Total	$24,430	32%	13%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 5

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2001

	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$5,271	$372,234	7.06%
Real estate — commercial	9,224	732,162	7.94
Real estate — consumer	5,228	407,767	7.80
Consumer	4,707	385,363	8.19

Total loans and leases, net	24,430	1,897,526	7.77

Money-market assets
Interest-bearing deposits at banks	4	116	3.10
Federal funds sold and agreements to resell securities	63	2,027	3.22
Trading account	13	413	3.16

Total money-market assets	80	2,556	3.20

Investment securities**
U.S. Treasury and federal agencies	1,709	113,908	6.67
Obligations of states and political subdivisions	332	24,483	7.37
Other	1,267	80,925	6.39

Total investment securities	3,308	219,316	6.63

Total earning assets	27,818	2,119,398	7.62

Allowance for credit losses	(409)
Cash and due from banks	706
Other assets	2,711

Total assets	$30,826

Liabilities and stockholders’ equity Interest-bearing liabilities Interest-bearing deposits
NOW accounts	$722	8,548	1.18
Savings deposits	7,378	134,454	1.82
Time deposits	8,906	453,940	5.10
Deposits at foreign office	327	11,264	3.44

Total interest-bearing deposits	17,333	608,206	3.51

Short-term borrowings	3,280	124,810	3.81
Long-term borrowings	3,538	210,581	5.95

Total interest-bearing liabilities	24,151	943,597	3.91

Noninterest-bearing deposits	3,327
Other liabilities	390

Total liabilities	27,868

Stockholders’ equity	2,958

Total liabilities and stockholders’ equity	$30,826

Net interest spread			3.71
Contribution of interest-free funds			.52

Net interest income/margin on earning assets		$1,175,801	4.23%

[Additional columns below]

[Continued from above table, first column(s) repeated]

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES
	2000

	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	4,129	365,951	8.86%
Real estate — commercial	7,188	615,304	8.56
Real estate — consumer	3,798	296,915	7.82
Consumer	3,388	304,640	8.99

Total loans and leases, net	18,503	1,582,810	8.55

Money-market assets
Interest-bearing deposits at banks	6	308	5.41
Federal funds sold and agreements to resell securities	212	12,891	6.08
Trading account	21	1,069	5.08

Total money-market assets	239	14,268	5.97

Investment securities**
U.S. Treasury and federal agencies	1,603	105,104	6.56
Obligations of states and political subdivisions	122	8,890	7.27
Other	1,033	72,259	7.00

Total investment securities	2,758	186,253	6.75

Total earning assets	21,500	1,783,331	8.30

Allowance for credit losses	(333)
Cash and due from banks	536
Other assets	1,955

Total assets	23,658

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	486	7,487	1.54
Savings deposits	5,507	132,225	2.40
Time deposits	7,674	445,666	5.81
Deposits at foreign office	250	14,915	5.95

Total interest-bearing deposits	13,917	600,293	4.31

Short-term borrowings	2,715	172,466	6.35
Long-term borrowings	2,086	145,838	6.99

Total interest-bearing liabilities	18,718	918,597	4.91

Noninterest-bearing deposits	2,425
Other liabilities	482

Total liabilities	21,625

Stockholders’ equity	2,033

Total liabilities and stockholders’ equity	23,658

Net interest spread			3.39
Contribution of interest-free funds			.63

Net interest income/margin on earning assets		864,734	4.02%

[Additional columns below]

[Continued from above table, first column(s) repeated]

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES
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

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 5 (continued)

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES
	1998

	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$2,831	$235,628	8.32%
Real estate — commercial	4,999	434,906	8.70
Real estate — consumer	3,683	280,760	7.62
Consumer	2,773	249,567	9.00

Total loans and leases, net	14,286	1,200,861	8.41

Money-market assets
Interest-bearing deposits at banks	10	400	3.86
Federal funds sold and agreements to resell securities	153	8,293	5.43
Trading account	67	4,524	6.79

Total money-market assets	230	13,217	5.75

Investment securities**
U.S. Treasury and federal agencies	1,448	88,030	6.08
Obligations of states and political subdivisions	73	4,566	6.29
Other	887	59,962	6.76

Total investment securities	2,408	152,558	6.33

Total earning assets	16,924	1,366,636	8.08

Allowance for credit losses	(302)
Cash and due from banks	394
Other assets	1,293

Total assets	$18,309

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$327	4,851	1.48
Savings deposits	4,430	115,345	2.60
Time deposits	7,022	388,185	5.53
Deposits at foreign office	288	14,973	5.20

Total interest-bearing deposits	12,067	523,354	4.34

Short-term borrowings	1,923	105,582	5.49
Long-term borrowings	835	58,567	7.02

Total interest-bearing liabilities	14,825	687,503	4.64

Noninterest-bearing deposits	1,666
Other liabilities	317

Total liabilities	16,808

Stockholders’ equity	1,501

Total liabilities and stockholders’ equity	$18,309

Net interest spread			3.44
Contribution of interest-free funds			.57

Net interest income/margin on earning assets		$679,133	4.01%

[Additional columns below]

[Continued from above table, first column(s) repeated]

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES
	1997

	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	2,257	190,189	8.43%
Real estate — commercial	4,180	365,457	8.74
Real estate — consumer	2,228	187,336	8.41
Consumer	2,308	213,942	9.27

Total loans and leases, net	10,973	956,924	8.72

Money-market assets
Interest-bearing deposits at banks	42	2,475	5.95
Federal funds sold and agreements to resell securities	55	2,989	5.42
Trading account	26	1,937	7.27

Total money-market assets	123	7,401	6.00

Investment securities**
U.S. Treasury and federal agencies	1,122	70,968	6.33
Obligations of states and political subdivisions	43	2,832	6.61
Other	534	35,214	6.59

Total investment securities	1,699	109,014	6.42

Total earning assets	12,795	1,073,339	8.39

Allowance for credit losses	(273)
Cash and due from banks	308
Other assets	479

Total assets	13,309

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	257	3,455	1.34
Savings deposits	3,420	90,907	2.66
Time deposits	5,818	327,611	5.63
Deposits at foreign office	230	12,160	5.29

Total interest-bearing deposits	9,725	434,133	4.46

Short-term borrowings	812	44,341	5.46
Long-term borrowings	373	29,619	7.94

Total interest-bearing liabilities	10,910	508,093	4.66

Noninterest-bearing deposits	1,228
Other liabilities	218

Total liabilities	12,356

Stockholders’ equity	953

Total liabilities and stockholders’ equity	13,309

Net interest spread			3.73
Contribution of interest-free funds			.69

Net interest income/margin on earning assets		565,246	4.42%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 6

COMMERCIAL REAL ESTATE LOANS
(net of unearned discount)
December 31, 2001

		Percent of dollars outstanding by loan size

	Out-
Dollars in millions	standings	$0-1	$1-5	$5-10	$10+

Metropolitan New York City
Apartments/Multifamily	$1,650.6	6%	18%	5%	12%
Office	542.5	1	3	2	8
Retail	914.2	3	9	4	7
Construction	145.4	—	1	2	1
Industrial	65.8	1	1	—	—
Other	630.4	1	5	4	6

Total Metropolitan New York City	$3,948.9	12%	37%	17%	34%

Other New York State
Apartments/Multifamily	$295.8	4%	5%	1%	—%
Office	962.5	9	14	6	3
Retail	338.6	4	5	1	1
Construction	221.5	1	3	2	1
Industrial	252.5	5	2	1	—
Other	965.7	12	12	5	3

Total other New York State	$3,036.6	35%	41%	16%	8%

Pennsylvania
Apartments/Multifamily	$250.1	11%	4%	1%	1%
Office	203.0	5	8	—	1
Retail	150.2	4	4	1	1
Construction	75.8	2	2	1	—
Industrial	86.7	3	2	—	1
Other	711.2	24	14	3	7

Total Pennsylvania	$1,477.0	49%	34%	6%	11%

Other
Apartments/Multifamily	$245.1	6%	10%	6%	5%
Office	74.2	1	3	2	2
Retail	167.8	2	5	4	8
Construction	96.4	1	3	3	4
Industrial	63.3	1	2	1	3
Other	256.7	6	13	6	3

Total other	$903.5	17%	36%	22%	25%

Total commercial real estate loans	$9,366.0	26%	38%	15%	21%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 7

AVERAGE CORE DEPOSITS

		Percentage increase from

Dollars in millions	2001	2000 to 2001	1999 to 2000

NOW accounts	$722	49%	25%
Savings deposits	7,378	34	7
Time deposits under $100,000	6,136	19	18
Noninterest-bearing deposits	3,327	37	23

Total	$17,563	30%	14%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 8

INTEREST RATE SWAPS

	Year ended December 31

	2001

Dollars in thousands	Amount	Rate*

Increase (decrease) in:
Interest income	$(360)	—%
Interest expense	(7,080)	(0.03)

Net interest income/margin	$6,720	0.03%

Average notional amount**	$522,730
Rate received***		5.75%
Rate paid***		4.47%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year ended December 31

	2000

Dollars in thousands	Amount	Rate*

Increase (decrease) in:
Interest income	$793	—%
Interest expense	780	—

Net interest income/margin	$13	—%

Average notional amount**	$875,933
Rate received***		6.43%
Rate paid***		6.43%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year ended December 31

	1999

Dollars in thousands	Amount	Rate*

Increase (decrease) in:
Interest income	$12,750	.07%
Interest expense	(13,350)	(.08)

Net interest income/margin	$26,100	.14%

Average notional amount**	$1,944,813
Rate received***		6.69%
Rate paid***		5.35%

*	Computed as a percentage of average earning assets or interest-bearing liabilities.

**	Excludes forward-starting interest rate swaps.

***	Weighted-average rate paid or received on interest rate swaps in effect during year.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 9

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

Dollars in thousands	2001	2000	1999	1998	1997

Allowance for credit losses beginning balance	$374,703	316,165	306,347	274,656	270,466

Charge-offs during year
Commercial, financial, agricultural, etc.	35,555	6,943	19,246	5,457	4,539
Real estate — construction	—	—	—	950	—
Real estate — mortgage	16,391	7,917	5,241	7,210	9,910
Consumer	42,208	28,071	35,168	42,684	44,880

Total charge-offs	94,154	42,931	59,655	56,301	59,329

Recoveries during year
Commercial, financial, agricultural, etc.	3,949	1,199	2,244	2,783	2,609
Real estate — construction	—	—	406	—	—
Real estate — mortgage	4,701	3,573	3,201	2,894	5,869
Consumer	10,197	9,179	13,486	11,210	9,041

Total recoveries	18,847	13,951	19,337	16,887	17,519

Net charge-offs	75,307	28,980	40,318	39,414	41,810
Provision for credit losses	103,500	38,000	44,500	43,200	46,000
Allowance for credit losses acquired during the year	22,112	49,518	5,636	27,905	—

Allowance for credit losses ending balance	$425,008	374,703	316,165	306,347	274,656

Net charge-offs as a percent of:
Provision for credit losses	72.76%	76.26%	90.60%	91.24%	90.89%
Average loans and leases, net of unearned discount	.31%	.16%	.25%	.28%	.38%

Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.69%	1.65%	1.82%	1.94%	2.39%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 10

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

	December 31

Dollars in thousands	2001	2000	1999	1998	1997

Commercial, financial, agricultural, etc.	$130,156	125,568	78,019	57,744	42,816
Real estate	141,897	124,453	92,982	91,692	70,354
Consumer	92,661	74,604	46,235	45,356	57,757
Unallocated	60,294	50,078	98,929	111,555	103,729

Total	$425,008	374,703	316,165	306,347	274,656

As a percentage of gross loans and leases outstanding

Commercial, financial, agricultural, etc.	2.50%	2.43%	2.11%	1.76%	1.78%
Real estate	.96	.92	.87	.94	1.00
Consumer	1.72	1.76	1.45	1.53	2.47

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 11

NONPERFORMING ASSETS AND PAST DUE LOAN DATA
Dollars in thousands

	December 31

	2001	2000	1999	1998	1997

Nonaccrual loans	$180,344	100,951	61,816	70,999	38,588
Renegotiated loans	10,128	9,688	10,353	8,262	11,660

Total nonperforming loans	190,472	110,639	72,169	79,261	50,248
Real estate and other assets owned	16,387	13,619	10,000	11,129	8,413

Total nonperforming assets	$206,859	124,258	82,169	90,390	58,661

Accruing loans past due 90 days or more *	$146,899	141,843	31,017	37,784	30,402

Government guaranteed loans included in totals above:
Nonperforming loans	$10,196	8,625	5,239	4,033	3,024
Accruing loans past due 90 days or more	113,600	102,505	11,290	10,283	14,688

Nonperforming loans to total loans and leases, net of unearned discount	.76%	.49%	.41%	.50%	.44%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.82%	.55%	.47%	.57%	.51%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.58%	.62%	.18%	.24%	.26%

*	Predominately residential mortgage loans and consumer loans.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 12

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE

In thousands	December 31, 2001

Under 3 months	$1,469,343
3 to 6 months	839,694
6 to 12 months	623,481
Over 12 months	295,223

Total	$3,227,741

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 13

MATURITY DISTRIBUTION OF SELECTED LOANS*
In thousands

			2003 -	After
December 31, 2001	Demand	2002	2006	2006

Commercial, financial, agricultural, etc.	$3,071,913	759,689	811,849	294,747
Real estate — construction	251,431	444,887	317,465	16,937

Total	$3,323,344	1,204,576	1,129,314	311,684

Floating or adjustable interest rates			$1,008,029	215,878
Fixed or predetermined interest rates			121,285	95,806

Total			$1,129,314	311,684

*	The data do not include nonaccrual loans.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 14

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
	December 31

Changes in interest rates	2001	2000

+200 basis points	$(1,090)	6,040
+100 basis points	(3,960)	(5,471)
-100 basis points	298	(12,494)
-200 basis points	2,364	(14,878)

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 15

CONTRACTUAL REPRICING DATA

Dollars in thousands by repricing date

	Three	Four to	One to
	months	twelve	five	After five
December 31, 2001	or less	months	years	years	Total

Loans and leases, net	$9,507,668	2,634,596	7,073,277	5,972,219	25,187,760
Money-market assets	57,308	100	150	50	57,608
Investment securities	304,820	281,846	629,078	1,808,393	3,024,137

Total earning assets	9,869,796	2,916,542	7,702,505	7,780,662	28,269,505

NOW accounts	930,400	—	—	—	930,400
Savings deposits	7,980,065	—	—	—	7,980,065
Time deposits	3,461,221	3,228,530	1,413,764	84,521	8,188,036
Deposits at foreign office	777,895	—	—	—	777,895

Total interest-bearing deposits	13,149,581	3,228,530	1,413,764	84,521	17,876,396

Short-term borrowings	3,045,830	—	—	—	3,045,830
Long-term borrowings	1,169,672	217,499	441,165	1,633,433	3,461,769

Total interest-bearing liabilities	17,365,083	3,446,029	1,854,929	1,717,954	24,383,995

Interest rate swaps	(182,500)	(17,500)	145,000	55,000	—

Periodic gap	$(7,677,787)	(546,987)	5,992,576	6,117,708
Cumulative gap	(7,677,787)	(8,224,774)	(2,232,198)	3,885,510
Cumulative gap as a % of total earning assets	(27.2)%	(29.1)%	(7.9)%	13.7%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 16

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

Dollars in thousands

	One year	One to	Five to	Over
December 31, 2001	or less	five years	ten years	ten years	Total

Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$6,875	162,111	81,029	978	250,993
Yield	6.11%	4.57%	5.94%	6.84%	5.06%
Obligations of states and political subdivisions
Carrying value	11,052	67,115	47,000	77,987	203,154
Yield	6.53%	7.01%	6.83%	8.15%	7.37%
Mortgage-backed securities (b)
Government issued or guaranteed
Carrying value	51,352	212,856	270,716	662,480	1,197,404
Yield	6.53%	6.55%	6.57%	6.64%	6.60%
Privately issued
Carrying value	40,609	154,947	55,264	184,043	434,863
Yield	5.52%	5.70%	5.50%	4.95%	5.34%
Other debt securities
Carrying value	48,210	77,185	3,094	203,209	331,698
Yield	6.87%	6.59%	2.61%	4.23%	5.12%
Equity securities
Carrying value	—	—	—	—	245,072
Yield	—	—	—	—	6.21%

Total investment securities available for sale
Carrying value	$158,098	674,214	457,103	1,128,697	2,663,184
Yield	6.36%	5.93%	6.32%	6.01%	6.08%

Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	$78,355	11,793	9,001	4,465	103,614
Yield	4.28%	6.76%	7.63%	7.62%	5.00%
Other debt securities
Carrying value	—	13,276	—	4,618	17,894
Yield	—	9.64%	—	6.77%	8.90%

Total investment securities held to maturity
Carrying value	$78,355	25,069	9,001	9,083	121,508
Yield	4.28%	8.28%	7.63%	7.19%	5.57%

Other investment securities	—	—	—	—	239,445

Total investment securities
Carrying value	$236,453	699,283	466,104	1,137,780	3,024,137
Yield	5.66%	6.02%	6.35%	6.02%	5.57%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. Incorporated by reference to the discussion contained under the captions “Liquidity, Market Risk, and Interest Rate Sensitivity” and “Capital,” and Table 14.

Item 8.	Financial Statements and Supplementary Data. Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and table 2 “Quarterly Trends” presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Index to Financial Statements and Financial Statement Schedules

Report of Independent Accountants

Consolidated Balance Sheet - December 31, 2001 and 2000

Consolidated Statement of Income - Years ended December 31, 2001, 2000 and 1999

Consolidated Statement of Cash Flows - Years ended December 31, 2001, 2000 and 1999

Consolidated Statement of Changes in Stockholders’ Equity - Years ended December 31, 2001, 2000 and 1999

Notes to Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
M&T Bank Corporation:

We have audited the accompanying consolidated balance sheet of M&T Bank Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M&T Bank Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Buffalo, New York
January 9, 2002

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31

Dollars in thousands, except per share	2001	2000

Assets
Cash and due from banks	$965,664	750,259
Money-market assets
Interest-bearing deposits at banks	4,341	3,102
Federal funds sold and agreements to resell securities	41,086	17,261
Trading account	38,929	37,431

Total money-market assets	84,356	57,794

Investment securities
Available for sale (cost: $2,627,509 in 2001; $3,035,031 in 2000)	2,663,184	3,034,304
Held to maturity (market value: $122,107 in 2001; $77,959 in 2000)	121,508	81,025
Other (market value: $239,445 in 2001; $194,524 in 2000)	239,445	194,524

Total investment securities	3,024,137	3,309,853

Loans and leases	25,395,468	22,970,314
Unearned discount	(207,708)	(227,500)
Allowance for credit losses	(425,008)	(374,703)

Loans and leases, net	24,762,752	22,368,111

Premises and equipment	261,877	257,975
Goodwill and core deposit intangible	1,267,826	1,199,407
Accrued interest and other assets	1,083,584	1,006,057

Total assets	$31,450,196	28,949,456

Liabilities
Noninterest-bearing deposits	$3,704,004	3,344,913
NOW accounts	930,400	873,472
Savings deposits	7,980,065	6,105,689
Time deposits	8,188,036	9,664,088
Deposits at foreign office	777,895	244,511

Total deposits	21,580,400	20,232,673

Federal funds purchased and agreements to repurchase securities	2,133,558	1,440,887
Other short-term borrowings	912,272	631,937
Accrued interest and other liabilities	422,746	528,958
Long-term borrowings	3,461,769	3,414,516

Total liabilities	28,510,745	26,248,971

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 150,000,000 shares authorized,
97,139,347 shares issued in 2001;
93,244,101 shares issued in 2000	48,570	46,622
Common stock issuable, 130,428 shares in 2001; 88,543 shares in 2000	6,162	4,077
Additional paid-in capital	1,096,340	914,575
Retained earnings	2,017,700	1,735,643
Accumulated other comprehensive income, net	22,819	(432)
Treasury stock — common, at cost — 3,455,373 shares in 2001;
none in 2000	(252,140)	—

Total stockholders’ equity	2,939,451	2,700,485

Total liabilities and stockholders’ equity	$31,450,196	28,949,456

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year ended December 31

In thousands, except per share	2001	2000	1999

Interest income
Loans and leases, including fees	$1,892,507	1,579,701	1,323,262
Money-market assets
Deposits at banks	116	308	87
Federal funds sold and agreements to resell securities	2,027	12,891	24,491
Trading account	348	1,009	3,153
Investment securities
Fully taxable	182,767	165,811	118,741
Exempt from federal taxes	24,120	13,064	8,897

Total interest income	2,101,885	1,772,784	1,478,631

Interest expense
NOW accounts	8,548	7,487	4,683
Savings deposits	134,454	132,225	121,888
Time deposits	453,940	445,666	367,889
Deposits at foreign office	11,264	14,915	12,016
Short-term borrowings	124,810	172,466	104,911
Long-term borrowings	210,581	145,838	107,847

Total interest expense	943,597	918,597	719,234

Net interest income	1,158,288	854,187	759,397
Provision for credit losses	103,500	38,000	44,500

Net interest income after provision for credit losses	1,054,788	816,187	714,897

Other income
Mortgage banking revenues	102,699	63,168	71,819
Service charges on deposit accounts	144,302	92,544	73,612
Trust income	64,395	45,165	40,751
Brokerage services income	39,349	32,795	27,140
Trading account and foreign exchange gains	4,462	2,351	315
Gain (loss) on sales of bank investment securities	1,873	(3,078)	1,575
Other revenues from operations	120,346	91,727	67,163

Total other income	477,426	324,672	282,375

Other expense
Salaries and employee benefits	434,937	329,209	284,822
Equipment and net occupancy	111,403	80,960	73,131
Printing, postage and supplies	25,512	20,138	17,510
Amortization of goodwill and core deposit intangible	121,636	69,576	49,715
Other costs of operations	254,830	194,570	153,780

Total other expense	948,318	694,453	578,958

Income before income taxes	583,896	446,406	418,314
Income taxes	205,821	160,250	152,688

Net income	$378,075	286,156	265,626

Net income per common share
Basic	$3.95	3.55	3.41
Diluted	3.82	3.44	3.28

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31

In thousands	2001	2000	1999

Cash flows from operating activities
Net income	$378,075	286,156	265,626
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	103,500	38,000	44,500
Depreciation and amortization of premises and equipment	40,604	30,164	27,488
Amortization of capitalized servicing rights	31,704	24,392	19,773
Amortization of goodwill and core deposit intangible	121,636	69,576	49,715
Provision for deferred income taxes	(21,625)	(5,911)	1,816
Asset write-downs	1,224	1,674	1,771
Net gain on sales of assets	(2,669)	(6,631)	(279)
Net change in accrued interest receivable, payable	(18,535)	25,540	473
Net change in other accrued income and expense	(14,453)	(27,901)	(124,772)
Net change in loans held for sale	(468,237)	(81,549)	206,448
Net change in trading account assets and liabilities	3,078	(6,868)	114,062

Net cash provided by operating activities	154,302	346,642	606,621

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	380,507	706,262	89,509
Other	—	65,553	7,224
Proceeds from maturities of investment securities
Available for sale	889,858	429,304	1,061,118
Held to maturity	67,420	68,821	55,096
Purchases of investment securities
Available for sale	(440,932)	(313,760)	(165,852)
Held to maturity	(87,563)	(55,507)	(52,793)
Other	(36,190)	(89,154)	(15,204)
Additions to capitalized servicing rights	(37,969)	(33,694)	(17,257)
Net increase in loans and leases	(1,068,942)	(1,467,187)	(1,429,849)
Capital expenditures, net	(23,738)	(18,784)	(22,933)
Acquisitions, net of cash acquired:
Banks and bank holding companies	(61,741)	174,215	(51,423)
Deposits and banking offices	—	—	529,754
Other companies	—	(4,303)	—
Purchases of bank owned life insurance	—	(35,000)	—
Other, net	(25,799)	13,183	19,390

Net cash provided (used) by investing activities	(445,089)	(560,051)	6,780

Cash flows from financing activities
Net decrease in deposits	(36,862)	(321,735)	(508,240)
Net increase (decrease) in short-term borrowings	937,713	(830,214)	324,370
Proceeds from long-term borrowings	475,451	1,000,896	353,991
Payments on long-term borrowings	(458,614)	(32,224)	(165,593)
Purchases of treasury stock	(323,744)	(54,947)	(79,784)
Dividends paid — common	(95,872)	(51,987)	(35,128)
Other, net	31,945	34,830	10,435

Net cash provided (used) by financing activities	530,017	(255,381)	(99,949)

Net increase (decrease) in cash and cash equivalents	$239,230	(468,790)	513,452
Cash and cash equivalents at beginning of year	767,520	1,236,310	722,858
Cash and cash equivalents at end of year	$1,006,750	767,520	1,236,310

Supplemental disclosure of cash flow information
Interest received during the year	$2,144,338	1,751,074	1,484,098
Interest paid during the year	1,008,146	870,482	723,106
Income taxes paid during the year	189,562	147,009	252,484

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$18,415	11,880	11,631
Acquisition of banks and bank holding companies
Common stock issued	169,270	659,862	58,746
Fair value of
Assets acquired (noncash)	1,674,360	6,904,954	650,841
Liabilities assumed	1,461,449	6,376,489	540,672
Stock options	6,646	8,586	—
Securitization of residential mortgage loans allocated to:
Available for sale investment securities	—	1,018,216	—
Capitalized servicing rights	—	14,282	—

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Common	Additional
	Preferred	Common	stock	paid-in
In thousands, except per share	stock	stock	issuable	capital

1999
Balance — January 1, 1999	$—	40,508	3,752	480,014
Comprehensive income:
Net income	—	—	—	—
Other comprehensive income, net of tax:
Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—

Purchases of treasury stock	—	—	—	—
Acquisition of FNB Rochester Corp.:
Common stock issued	—	—	—	(718)
Stock-based compensation plans:
Exercise of stock options	—	—	—	(20,558)
Directors’ stock plan	—	—	—	8
Deferred compensation plan, net, including dividend equivalents	—	—	185	(17)
Common stock cash dividends - $.45 per share	—	—	—	—

Balance — December 31, 1999	$—	40,508	3,937	458,729

2000
Comprehensive income:
Net income	—	—	—	—
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—

Purchases of treasury stock	—	—	—	—
Acquisition of Keystone Financial, Inc.:
Common stock issued	—	5,875	—	461,579
Fair value of stock options			—	8,586
Management stock ownership program receivable	—	—	—	(4,713)
Stock-based compensation plans:
Exercise of stock options	—	238	—	(9,679)
Directors’ stock plan	—	—	—	(9)
Deferred compensation plan, net, including dividend equivalents	—	1	140	82
Common stock cash dividends - $.625 per share	—	—	—	—

Balance — December 31, 2000	$—	46,622	4,077	914,575

2001
Comprehensive income:
Net income	—	—	—	—
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—
Unrealized losses on cash flow hedge, net of reclassification adjustment	—	—	—	—

Purchases of treasury stock	—	—	—	—
Acquisition of Premier National Bancorp, Inc. Common stock issued	—	1,220	—	168,050
Fair value of stock options	—	—	—	6,646
Repayment of management stock ownership program receivable	—	—	—	112
Stock-based compensation plans:
Exercise of stock options	—	722	—	6,568
Directors’ stock plan	—	2	—	225
Deferred compensation plans, net, including dividend equivalents	—	4	2,085	164
Common stock cash dividends - $1.00 per share	—	—	—	—

Balance — December 31, 2001	$—	48,570	6,162	1,096,340

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		other
	Retained	comprehensive	Treasury
In thousands, except per share	earnings	income, net	stock	Total

1999
Balance — January 1, 1999	1,271,071	2,869	(195,848)	1,602,366
Comprehensive income:
Net income	265,626	—	—	265,626
Other comprehensive income, net of tax:
Unrealized losses on investment securities, net of reclassification adjustment	—	(28,916)	—	(28,916)

				236,710
Purchases of treasury stock	—	—	(79,784)	(79,784)
Acquisition of FNB Rochester Corp.:
Common stock issued	—	—	59,464	58,746
Stock-based compensation plans:
Exercise of stock options	—	—	33,791	13,233
Directors’ stock plan	—	—	300	308
Deferred compensation plan, net, including dividend equivalents	(39)	—	466	595
Common stock cash dividends - $.45 per share	(35,128)	—	—	(35,128)

Balance — December 31, 1999	1,501,530	(26,047)	(181,611)	1,797,046

2000
Comprehensive income:
Net income	286,156	—	—	286,156
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	25,615	—	25,615

				311,771
Purchases of treasury stock	—	—	(54,947)	(54,947)
Acquisition of Keystone Financial, Inc.:
Common stock issued	—	—	192,408	659,862
Fair value of stock options	—	—	—	8,586
Management stock ownership program receivable	—	—	—	(4,713)
Stock-based compensation plans:
Exercise of stock options	—	—	43,431	33,990
Directors’ stock plan	—	—	342	333
Deferred compensation plan, net, including dividend equivalents	(56)	—	377	544
Common stock cash dividends - $.625 per share	(51,987)	—	—	(51,987)

Balance — December 31, 2000	1,735,643	(432)	—	2,700,485

2001
Comprehensive income:
Net income	378,075	—	—	378,075
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	23,549	—	23,549
Unrealized losses on cash flow hedge, net of reclassification adjustment	—	(298)	—	(298)

				401,326
Purchases of treasury stock	—	—	(323,744)	(323,744)
Acquisition of Premier National Bancorp, Inc. Common stock issued	—	—		169,270
Fair value of stock options	—	—	—	6,646
Repayment of management stock ownership program receivable	—	—	—	112
Stock-based compensation plans:
Exercise of stock options	—	—	70,794	78,084
Directors’ stock plan	—	—	415	642
Deferred compensation plans, net, including dividend equivalents	(146)	—	395	2,502
Common stock cash dividends - $1.00 per share	(95,872)	—	—	(95,872)

Balance — December 31, 2001	2,017,700	22,819	(252,140)	2,939,451

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements

1. Significant accounting policies

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York. Through subsidiaries, M&T provides individuals, corporations and other businesses, and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking, asset management, insurance and other financial services. Banking activities are largely focused on consumers residing in New York State and Pennsylvania, and on small and medium-size businesses based in those areas. Banking services are also provided in Maryland and West Virginia, while certain subsidiaries also conduct activities in other states.

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

Investment securities

Investments in debt securities are classified as held to maturity and stated at amortized cost when management has the positive intent and ability to hold such securities to maturity. Investments in other debt securities and equity securities having readily determinable fair values are classified as available for sale and stated at estimated fair value. Except for investment securities

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

1. Significant accounting policies, continued

Investment securities, continued

for which the Company has entered into a related fair value hedge, unrealized gains or losses on investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes.

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

Loans

Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when principal or interest is delinquent 90 days, unless management determines that the loan status clearly warrants other treatment. Loan balances are charged off when it becomes evident that such balances are not fully collectible. Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan. Net deferred fees have been included in unearned discount as a reduction of loans outstanding. As discussed in the “Derivative financial instruments” section of this note, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, effective January 1, 2001. Since commitments to sell residential real estate loans are utilized by the Company to hedge the exposure to changes in fair value of residential real estate loans held for sale, effective January 1, 2001 hedged residential real estate loans held for sale are recorded in the consolidated balance sheet at estimated fair market value. Prior to 2001, loans held for sale and related commitments were carried at the lower of aggregate cost or fair market value. Valuation adjustments made on these loans are included in mortgage banking revenues.

     Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and are evaluated collectively, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Impaired loans are classified as either nonaccrual or as loans renegotiated at below market rates. Loans less than 90 days delinquent are deemed to have an insignificant delay in payment and are generally not considered impaired. Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest received on impaired loans placed on nonaccrual status is applied to reduce the carrying value of the loan or, if principal is considered fully collectible, recognized as interest income.

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

Goodwill and core deposit intangible

The excess of the cost of acquired entities or operations over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. Through December 31, 2001, substantially all of the Company’s goodwill was amortized using the straight-line method over twenty years. Core deposit intangibles are amortized using an accelerated method over estimated useful lives of seven to ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and core deposit intangible may be impaired.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

1. Significant accounting policies, continued

Derivative financial instruments

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction. Pursuant to SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing risk.

     The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. For such agreements, amounts receivable or payable are recognized as accrued under the terms of the agreement and the net differential is recorded as an adjustment to interest income or expense of the related asset or liability. In accordance with SFAS No. 133, effective January 1, 2001 such agreements have been designated as either fair value hedges or cash flow hedges. In a fair value hedge, the fair value of the interest rate swaps and changes in the fair value of the hedged items are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair value of interest rate swaps and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. Prior to January 1, 2001, interest rate swap agreements used to manage interest rate risk were not recorded at fair value in the consolidated balance sheet. Amounts receivable or payable under such agreements were recognized as accrued under the terms of the agreement and the net differential, including any amortization of premiums paid or accretion of discounts received, was recorded as an adjustment to interest income or expense of the related asset or liability. To qualify for such accounting treatment, an interest rate swap must (i) have been designated as having been entered into for interest rate risk management purposes and linked to a specific financial instrument or pool of similar financial instruments in the Company’s consolidated balance sheet and (ii) have had interest rate and repricing characteristics that had a sufficient degree of correlation with the corresponding characteristics of the designated on-balance sheet financial instrument. Gains and losses resulting from early termination of interest rate swap agreements used to manage interest rate risk were amortized over the shorter of the remaining term or estimated life of the agreement or the on-

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

1. Significant accounting policies, continued

Derivative financial instruments, continued

balance sheet financial instrument to which the swap had been linked.

     The Company utilizes commitments to sell residential real estate loans to hedge the exposure to changes in the fair value of residential real estate loans held for sale. As a result of adopting SFAS No. 133, hedged residential real estate loans held for sale, commitments to originate residential real estate loans to be held for sale, and commitments to sell residential real estate loans are now generally recorded in the consolidated balance sheet at estimated fair market value. Prior to January 1, 2001, residential real estate loans held for sale and related commitments were carried at the lower of aggregate cost or fair market value.

     Derivative instruments, including financial futures commitments and interest rate swap agreements, that do not satisfy the hedge accounting requirements noted above are valued at fair value and classified as trading account assets or liabilities with resultant changes in fair value being recognized in trading account and foreign exchange gains in the Company’s consolidated statement of income.

Stock-based compensation

Compensation expense is not recognized for stock option awards to employees under the Company’s stock option plans since the exercise price of options is equal to the market price of the underlying stock at the date of grant. Compensation expense for stock appreciation rights issued separately from stock options is recognized based upon changes in the quoted market value of M&T’s common stock. The pro forma effects of stock-based compensation arrangements are based on the estimated grant date fair value of stock options that are expected to vest calculated pursuant to the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Pro forma compensation expense, net of applicable income tax effect, is recognized over the vesting period.

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

Earnings per common share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding and common shares issuable under deferred compensation arrangements during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Proceeds assumed to have been received on such exercise or conversion are assumed to be used to purchase shares of M&T common stock at the average market price during the period, as required by the “treasury stock method” of accounting.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

1. Significant accounting policies, continued

Treasury stock

Repurchases of shares of M&T common stock are recorded at cost as a reduction of stockholders’ equity. Reissuances of shares of treasury stock are recorded at average cost.

2. Acquisitions

On February 9, 2001, M&T completed the merger of Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York, with and into Olympia Financial Corp. (“Olympia”), a wholly owned subsidiary of M&T. Following the merger, Premier National Bank, Premier’s bank subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal bank subsidiary. Premier National Bank operated 34 banking offices in the mid-Hudson Valley region of New York State. After application of the election, allocation, and proration procedures contained in the merger agreement with Premier, M&T paid $171 million in cash and issued 2,440,812 shares of M&T common stock in exchange for the Premier shares outstanding at the time of acquisition. In addition, based on the merger agreement and the exchange ratio provided therein, M&T converted outstanding and unexercised stock options granted by Premier into options to purchase 224,734 shares of M&T common stock. The purchase price was approximately $347 million based on the cash paid to Premier shareholders, the fair value of M&T common stock exchanged, and the estimated fair value of Premier stock options converted into M&T stock options.

     Acquired assets, loans and deposits of Premier on February 9, 2001 totaled approximately $1.8 billion, $1.0 billion and $1.4 billion, respectively. The transaction has been accounted for using the purchase method of accounting and, accordingly, operations acquired from Premier have been included in the Company’s financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $178 million of goodwill and $32 million of core deposit intangible. The core deposit intangible is being amortized over seven years using an accelerated method. Through December 31, 2001, the goodwill was being amortized over twenty years using the straight-line method.

     On October 6, 2000, M&T completed the merger of Keystone Financial, Inc. (“Keystone”), a bank holding company headquartered in Harrisburg, Pennsylvania, with and into Olympia. Following the merger, Keystone Financial Bank, N.A., Keystone’s bank subsidiary, was merged into M&T Bank. Keystone Financial Bank,N.A. operated banking offices in Pennsylvania, Maryland and West Virginia. After application of the election, allocation and proration procedures contained in the merger agreement with Keystone, M&T paid $375 million in cash and issued 15,900,292 shares of M&T common stock in exchange for the Keystone shares outstanding at the time of acquisition. In addition, based on the merger agreement and the exchange ratio provided therein, M&T converted outstanding and unexercised stock options granted by Keystone into options to purchase 1,259,493 shares of M&T common stock. The purchase price of the transaction was approximately $1.0 billion based on the cash paid to Keystone shareholders, the market price of M&T common shares on May 16, 2000 before the terms of the merger were agreed to and announced by M&T and Keystone, and the estimated fair value of Keystone stock options converted into M&T stock options.

     Acquired assets, loans and deposits of Keystone on October 6, 2000 totaled approximately $7.4 billion, $4.8 billion and $5.2 billion, respectively. The transaction was accounted for using the purchase method of

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

2. Acquisitions, continued

accounting and, accordingly, operations acquired from Keystone have been included in the Company’s financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $475 million of goodwill and $121 million of core deposit intangible. Following the completion of an actuarial review and merger of the pension and other postretirement benefits plans of M&T and Keystone, in 2001 the Company adjusted the net prepaid benefit cost obtained in the acquisition of Keystone. The effect of such adjustment was to increase net prepaid benefit costs by approximately $28 million and, after applicable tax effect, to decrease goodwill by approximately $18 million. Such adjustment is reflected in the $475 million of goodwill recorded in connection with the acquisition. The adjustment did not result in a material effect on the Company’s results of operations for either of the years ended December 31, 2001 or 2000. The core deposit intangible is being amortized over seven years using an accelerated method. Through December 31, 2001, the goodwill was being amortized over twenty years using the straight-line method.

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

     On June 1, 1999, M&T completed the merger of FNB Rochester Corp.(“FNB”), a bank holding company headquartered in Rochester, New York, with and into Olympia. Following the merger with FNB, First National Bank of Rochester, a wholly owned subsidiary of FNB, was merged into M&T Bank. In accordance with the terms of the merger agreements with FNB, M&T paid $76 million in cash and issued 1,225,160 shares of M&T common stock in exchange for FNB shares outstanding at the time of the acquisition. The purchase price of the transaction was approximately $135 million based on the cash paid to FNB stockholders and the market price of M&T common shares on December 8, 1998 before the terms of the merger were agreed to and announced by M&T and FNB. Acquired assets, loans and deposits of FNB on June 1, 1999 totaled approximately $676 million, $393 million and $511 million, respectively. The transaction was accounted for using the purchase method of accounting and, accordingly, operations acquired from FNB have been included in the Company’s financial results since the acquisition date. In connection with the acquisition, the Company recorded approximately $86 million of goodwill and $12 million of core deposit intangible. The core deposit intangible is being amortized over eight years using an accelerated method. Through December 31, 2001, the goodwill was being amortized over twenty years using the straight-line method.

     In connection with the transactions described herein, the Company incurred expenses related to systems conversions and other costs of

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

2. Acquisitions, continued

integrating and conforming the acquired operations with and into the Company of approximately $8.0 million ($4.8 million net of applicable income taxes) during 2001, approximately $26.0 million ($16.4 million net of applicable income taxes) during 2000, and approximately $4.7 million ($3.0 million net of applicable income taxes) during 1999. Expenses related to systems conversions and other costs of integration are included in the consolidated statement of income for the years ended December 31, 2001, 2000 and 1999 as follows:

	2001	2000	1999

	(in thousands)
Salaries and employee benefits	$275	2,117	188
Equipment and net occupancy	309	820	149
Printing, postage and supplies	438	2,062	685
Other costs of operations	6,985	20,953	3,654

	$8,007	25,952	4,676

     The expenses noted above consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; recruiting and other incentive compensation; initial marketing and promotion expenses designed to introduce the Company to customers of the acquired operations; travel; and printing, supplies and other costs.

     Presented herein is certain unaudited pro forma information for 2000 as if Keystone and Premier had been acquired on January 1, 2000. These results combine the historical results of Premier and Keystone into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place at that time. In particular, expenses related to systems conversions and other costs of integration associated with the acquisitions of Premier and Keystone are included in the periods in which such costs were incurred and, additionally, the Company expects to achieve further operating cost savings as a result of the mergers which are not reflected in the pro forma amounts presented. Pro forma information related to the acquisition of MBD is not presented since MBD’s financial position and results of operations were not material to the Company’s consolidated financial statements. Pro forma information for the year ended December 31, 2001 as if Premier had been acquired on January 1, 2001 is not presented since such pro forma results were not materially different from the Company’s actual results.

Pro forma
Year ended December 31,2000

(in thousands, except per share)
Interest income	$2,288,463
Other income	407,324
Net income	303,294
Diluted earnings per common share	3.10

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

	(in thousands)
December 31, 2001
Investment securities available for sale:
U.S. Treasury and federal agencies	$244,019	6,974	—	250,993
Obligations of states and political subdivisions	195,425	7,865	136	203,154
Mortgage-backed securities
Government issued or guaranteed	1,172,545	26,113	1,254	1,197,404
Privately issued	429,754	6,270	1,161	434,863
Other debt securities	336,118	8,049	12,469	331,698
Equity securities	249,648	2,570	7,146	245,072

	2,627,509	57,841	22,166	2,663,184

Investment securities held to maturity:
Obligations of states and political subdivisions	103,614	840	—	104,454
Other debt securities	17,894	—	241	17,653

	121,508	840	241	122,107

Other securities	239,445	—	—	239,445

Total	$2,988,462	58,681	22,407	3,024,736

December 31, 2000
Investment securities available for sale:
U.S. Treasury and federal agencies	$363,099	3,545	2,167	364,477
Obligations of states and political subdivisions	181,990	3,149	5	185,134
Mortgage-backed securities
Government issued or guaranteed	1,614,222	10,088	4,440	1,619,870
Privately issued	435,623	1,037	3,959	432,701
Other debt securities	237,234	863	10,953	227,144
Equity securities	202,863	4,577	2,462	204,978

	3,035,031	23,259	23,986	3,034,304

Investment securities held to maturity:
Obligations of states and political subdivisions	64,291	282	—	64,573
Other debt securities	16,734	—	3,348	13,386

	81,025	282	3,348	77,959

Other securities	194,524	—	—	194,524

Total	$3,310,580	23,541	27,334	3,306,787

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

3. Investment securities, continued

     No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of stockholders’ equity at December 31, 2001.

     As of December 31, 2001, the latest available investment ratings of all privately issued mortgage-backed securities were A or better, with the exception of one unrated security with an amortized cost and estimated fair value of $20,520,000 and $20,820,000, respectively.

     The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31

	2001	2000

	(in thousands)
Amortized cost	$525,664	725,372
Estimated fair value	533,731	724,429

     Gross realized gains on the sale of investment securities were $4,097,000 in 2001, $6,281,000 in 2000 and $1,626,000 in 1999. Gross realized losses on the sale of investment securities were $2,224,000 in 2001, $9,359,000 in 2000 and $51,000 in 1999.

     At December 31, 2001, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

		Estimated
	Amortized	fair
	cost	value

	(in thousands)
Debt securities available for sale:
Due in one year or less	$65,442	66,137
Due after one year through five years	297,886	306,411
Due after five years through ten years	127,675	131,123
Due after ten years	284,559	282,174

	775,562	785,845
Mortgage-backed securities available for sale	1,602,299	1,632,267

	$2,377,861	2,418,112

Debt securities held to maturity:
Due in one year or less	$78,355	78,553
Due after one year through five years	25,069	25,216
Due after five years through ten years	9,001	9,246
Due after ten years	9,083	9,092

	$121,508	122,107

     At December 31, 2001, investment securities with a carrying value of $1,934,349,000, including $1,700,562,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “Federal Home Loan Banks”), repurchase agreements, governmental deposits and interest rate swap agreements.

     Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $54,428,000 at December 31, 2001. The

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

3. Investment securities, continued

pledged securities are included in government issued or guaranteed mortgage-backed securities available for sale.

     At December 31, 2001, collateral accepted by the Company, which by contract or custom can be sold or repledged, consisted of investment securities with a fair value of $41,148,000 purchased under agreements to resell.

4. Loans and leases

Total gross loans and leases outstanding were comprised of the following:

	December 31

	2001	2000

	(in thousands)
Loans
Commercial, financial, agricultural, etc	$5,014,868	5,007,053
Real estate:
Residential	4,901,264	4,427,285
Commercial	8,865,178	8,226,951
Construction	1,034,362	900,170
Consumer	4,715,506	3,579,515

Total loans	24,531,178	22,140,974

Leases
Commercial	190,966	164,906
Consumer	673,324	664,434

Total leases	864,290	829,340

Total loans and leases	$25,395,468	22,970,314

     One-to-four family residential mortgage loans held for sale were $1.0 billion at December 31, 2001 and $525.1 million at December 31, 2000. One-to-four family residential mortgage loans serviced for others totaled approximately $9.6 billion and $9.7 billion at December 31, 2001 and 2000, respectively. As of December 31, 2001, approximately $15 million of one-to-four family residential mortgage loans serviced for others have been sold with recourse. The total credit loss exposure resulting from residential mortgage loans sold with recourse was considered negligible. Commercial mortgage loans serviced for others totaled approximately $472 million and $458 million at December 31, 2001 and 2000, respectively.

     Included in the preceding table are nonperforming loans (loans on which interest was not being accrued or had been renegotiated at below-market interest rates) of $190,472,000 at December 31, 2001 and $110,639,000 at December 31, 2000. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on these loans would have amounted to $18,054,000 in 2001 and $9,289,000 in 2000. The actual amount included in interest income during 2001 and 2000 on these loans was $5,741,000 and $2,108,000, respectively.

     The recorded investment in loans considered impaired was $139,750,000 and $80,773,000 at December 31, 2001 and 2000, respectively. The recorded investment in loans considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $84,818,000 and $20,956,000, respectively, at December 31, 2001 and $36,602,000 and $11,542,000,

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

4. Loans and leases, continued

respectively, at December 31, 2000. The recorded investment in loans considered impaired for which there was no related valuation allowance for impairment was $54,932,000 and $44,171,000 at December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans during 2001, 2000 and 1999 was $116,841,000, $47,475,000 and $43,858,000, respectively. Interest income recognized on impaired loans totaled $3,310,000, $2,947,000 and $3,324,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $198,114,000 and $132,356,000 at December 31, 2001 and 2000, respectively. During 2001, new borrowings by such persons amounted to $103,070,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions were $37,312,000.

     At December 31, 2001, approximately $2.4 billion of commercial mortgage loans and one-to-four family residential mortgage loans were pledged to secure outstanding borrowings.

5. Allowance for credit losses

Changes in the allowance for credit losses were as follows:

	Year ended December 31

	2001	2000	1999

	(in thousands)
Beginning balance	$374,703	316,165	306,347
Provision for credit losses	103,500	38,000	44,500
Allowance obtained through acquisitions	22,112	49,518	5,636
Net charge-offs
Charge-offs	(94,154)	(42,931)	(59,655)
Recoveries	18,847	13,951	19,337

Net charge-offs	(75,307)	(28,980)	(40,318)

Ending balance	$425,008	374,703	316,165

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

6. Premises and equipment

The detail of premises and equipment was as follows:

	December 31

	2001	2000

	(in thousands)
Land	$34,537	31,586
Buildings-owned	175,882	165,638
Buildings-capital leases	2,904	2,881
Leasehold improvements	65,351	60,571
Furniture and equipment-owned	198,444	205,277
Furniture and equipment-capital leases	978	978

	478,096	466,931
Less: accumulated depreciation and amortization
Owned assets	213,666	206,745
Capital leases	2,553	2,211

	216,219	208,956

Premises and equipment, net	$261,877	257,975

     Net lease expense for all operating leases totaled $31,659,000 in 2001, $27,849,000 in 2000 and $24,168,000 in 1999. The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 19 years. Minimum lease payments under noncancellable operating leases are summarized as follows:

Year ending December 31:	(in thousands)
2002	$25,666
2003	23,618
2004	20,916
2005	18,278
2006	15,287
Later years	65,191

Total minimum lease payments	$168,956

     Payments required under capital leases are not material.

7. Capitalized servicing assets

Changes in capitalized servicing assets were as follows:

	Year ended December 31

	2001	2000	1999

	(in thousands)
Beginning balance	$100,927	60,902	63,995
Originations	23,288	28,244	17,240
Purchases	14,720	36,235	1,089
Amortization	(31,704)	(24,392)	(19,773)
Sales	(58)	(62)	(1,649)

	107,173	100,927	60,902
Valuation allowance	(50)	(50)	(50)

Ending balance, net	$107,123	100,877	60,852

     During 2000 the Company securitized approximately $1.0 billion of one-to-four family residential mortgage loans previously held in the Company’s

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

7. Capitalized servicing assets, continued

loan portfolio. In connection with the securitization transaction, the Company allocated $14.3 million of the carrying value of the loans to capitalized servicing assets. Such amount is included above in capitalized servicing assets from originations.

     There was no provision for impairment added to the allowance for the years ended December 31, 2001, 2000 and 1999. During 1999, the valuation allowance was reduced by $1,748,000 since for most strata the estimated fair value of capitalized servicing assets exceeded carrying value. The estimated fair value of capitalized servicing assets was approximately $163 million at December 31, 2001 and $147 million at December 31, 2000. Such amounts were estimated using discount rates ranging from 10.8% to 11.9% at December 31, 2001 and 11.0% to 12.0% at December 31, 2000, and contemporaneous prepayment assumptions. The estimated market value of capitalized servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds.

     The key economic assumptions used to determine the fair value of capitalized servicing rights at December 31, 2001 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. These calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

Weighted-average prepayment speeds (constant prepayment rate)	12.22%
Impact on fair value of 10% adverse change	$(6,709,000)
Impact on fair value of 20% adverse change	(12,936,000)

Weighted-average discount rate	10.94%
Impact on fair value of 10% adverse change	$(5,556,000)
Impact on fair value of 20% adverse change	(10,698,000)

8. Borrowings

The amounts and interest rates of short-term borrowings were as follows:

	Federal funds
	purchased and	Other
	repurchase	short-term
	agreements	borrowings	Total

	(dollars in thousands)
At December 31, 2001
Amount outstanding	$2,133,558	912,272	3,045,830
Weighted-average interest rate	1.56%	1.64%	1.58%
For the year ended December 31, 2001
Highest amount at a month-end	$3,191,427	1,144,408
Daily-average amount outstanding	2,389,004	890,778	3,279,782
Weighted-average interest rate	3.78%	3.88%	3.81%

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

8. Borrowings, continued

	Federal funds
	purchased and	Other
	repurchase	short-term
	agreements	borrowings	Total

	(dollars in thousands)
At December 31, 2000
Amount outstanding	$1,440,887	631,937	2,072,824
Weighted-average interest rate	6.35%	6.31%	6.34%
For the year ended December 31, 2000
Highest amount at a month-end	$2,659,812	993,764
Daily-average amount outstanding	2,047,381	667,347	2,714,728
Weighted-average interest rate	6.38%	6.28%	6.35%

At December 31, 1999
Amount outstanding	$1,788,858	765,301	2,554,159
Weighted-average interest rate	5.29%	5.36%	5.31%
For the year ended December 31, 1999
Highest amount at a month-end	$1,809,403	765,301
Daily-average amount outstanding	1,609,964	446,623	2,056,587
Weighted-average interest rate	5.09%	5.15%	5.10%

     In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2001 matured within two days following year-end. Other short-term borrowings included borrowings from the Federal Home Loan Banks, the U.S. Treasury and others having original maturities of one year or less.

     At December 31, 2001, the Company had lines of credit under formal agreements as follows:

		M&T	M&T
	M&T	Bank	Bank, N.A.

	(in thousands)
Outstanding borrowings	$—	3,101,933	—
Unused	30,000	2,902,665	328,408

     M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $30 million at its discretion through December 13, 2002. At December 31, 2001, M&T Bank had borrowing facilities available with the Federal Home Loan Banks whereby M&T Bank could borrow up to approximately $5.0 billion. Additionally, M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York totaling approximately $1.3 billion, under which there were no borrowings outstanding at December 31, 2001 or 2000. M&T Bank and M&T Bank, N.A. are required to pledge loans or investment securities as collateral for these borrowing facilities.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

8. Borrowings, continued

     Long-term borrowings were as follows:

	December 31

	2001	2000

	(in thousands)
Subordinated notes of M&T Bank:
8.125% due 2002	$75,000	75,000
7% due 2005	100,000	100,000
8% due 2010	500,594	499,415
Senior medium term notes:
7.3% due 2004	74,091	99,269
6.5% due 2008	27,136	26,689
Advances from Federal Home
Loan Banks:
Variable rates	1,240,000	1,270,000
Fixed rates	1,063,423	985,627
Preferred capital securities:
M&T Capital Trust I - 8.234%	150,000	150,000
M&T Capital Trust II - 8.277%	100,000	100,000
M&T Capital Trust III - 9.25%	68,153	68,478
Other	63,372	40,038

	$3,461,769	3,414,516

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

     Long-term variable rate advances from the Federal Home Loan Banks had contractual interest rates that ranged from 1.89% to 2.42% at December 31, 2001 and from 6.56% to 6.83% at December 31, 2000. The weighted-average contractual interest rates were 2.08% and 6.74% at December 31, 2001 and 2000, respectively. Long-term fixed-rate advances from the Federal Home Loan Banks had contractual interest rates ranging from 4.05% to 8.29%. The weighted-average contractual interest rates payable were 5.53% and 5.67% at December 31, 2001 and 2000, respectively. Advances from the Federal Home Loan Banks mature at various dates through 2029 and are secured by residential real estate loans, commercial real estate loans and investment securities.

     In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”), issued $310 million of preferred capital securities. The financial statement carrying value of the preferred capital securities of Trust III include the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of the common securities of Trust III.

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

     The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of M&T in the case of Trust I and Trust II and Olympia in the case of Trust III as follows:

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

     Long-term borrowings at December 31, 2001 mature as follows:

Year ending December 31:	(in thousands)
2002	$372,171
2003	697,793
2004	275,448
2005	326,722
2006	156,202
Later years	1,633,433

$3,461,769

9. Stock-based compensation plans

Stock option plans

M&T had two stock option plans at December 31, 2001. The 1983 Stock Option Plan (“1983 Plan”) allowed the grant of stock options and stock appreciation rights (either in tandem with options or independently) at prices which could not be less than the fair market value of the common stock on the date of grant. Except as described below, awards granted under the 1983 Plan generally vest over four years and are exercisable over terms not exceeding ten years and one day from the date of grant. When exercisable, the stock

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Stock-based compensation plans, continued

Stock option plans, continued

appreciation rights issued in tandem with stock options entitle grantees to receive cash, stock or a combination equal to the amount of stock appreciation between the dates of grant and exercise. During 2001, the remaining shares available for grant under the 1983 Plan were awarded. Stock appreciation rights that had been issued independently of stock options pursuant to the 1983 Plan contained similar terms as the stock options, although upon exercise the holder was only entitled to receive cash instead of purchasing shares of M&T’s common stock. In 1999, the Company granted options to substantially all employees who had not previously received awards under the 1983 Plan. The options granted under this award vest three years after the grant date and are exercisable for a period of seven years thereafter.

     In April 2001, stockholders approved the 2001 Stock Option Plan (“2001 Plan”). Options granted under the 2001 Plan contain similar terms as the 1983 Plan, other than the 2001 Plan does not permit the granting of stock appreciation rights, either in tandem with options or as stand-alone grants. Under the 2001 Plan, a maximum of 10,000,000 shares of stock may be issued upon the exercise of options granted.

     A summary of stock option and stock appreciation rights activity follows:

			Weighted-average
			exercise price
		Cash-only
	Stock	appreciation		Cash-only
	options	rights	Stock	appreciation
	outstanding	outstanding	options	rights

1999
Beginning balance	8,099,130	354,000	$22.97	$6.14
Granted	2,131,400	—	49.78	—
Exercised	(796,230)	(165,000)	16.30	6.40
Cancelled	(293,540)	—	37.60	—

At year-end	9,140,760	189,000	29.33	5.91
2000
Granted	2,108,840	—	42.72	—
Acquired (note 2)	1,259,493	—	53.90	—
Exercised	(1,562,135)	(189,000)	22.99	5.91
Cancelled	(337,850)	—	45.33	—

At year-end	10,609,108	—	35.34	—
2001
Granted	2,047,904	—	65.95	—
Acquired (note 2)	224,734	—	45.47	—
Exercised	(2,706,931)	—	26.63	—
Cancelled	(269,545)	—	71.09	—

At year-end	9,905,270	—	$43.30	$—

Exercisable at:
December 31, 2001	4,368,555	—	$30.98	$—

December 31, 2000	5,648,499	—	27.72	—

December 31, 1999	4,462,230	189,000	17.00	5.91

     At December 31, 2001 and 2000, respectively, there were 9,877,747 and 1,901,700 shares available for future grant.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Stock-based compensation plans, continued

Stock option plans, continued

     A summary of stock options at December 31, 2001 follows:

	Outstanding			Exercisable

		Weighted-average			Weighted-
	Number of			Number of	average
Range of	stock	Exercise	Life	stock	exercise
exercise price	options	price	(in years)	options	price

$7.85 to $19.89	1,315,537	$13.81	2.1	1,315,537	$13.81
21.10 to 39.83	1,518,753	26.24	4.5	1,510,473	26.18
40.19 to 55.41	4,802,952	45.67	7.2	1,299,138	45.89
55.77 to 81.25	2,268,028	66.82	8.7	243,407	74.04

	9,905,270	$43.30	6.5	4,368,555	$30.98

     The Company used a binomial option pricing model to estimate the grant date present value of stock options granted in 2001, 2000 and 1999. The weighted-average estimated value per option was $20.62 in 2001, $13.37 in 2000 and $11.58 in 1999. The values were calculated using the following weighted-average assumptions: an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data); a risk-free interest rate of 5.17% in 2001, 6.80% in 2000 and 4.97% in 1999 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term); expected volatility of 29% in 2001, 22% in 2000 and 19% in 1999; and estimated dividend yields of 1.52% in 2001, 1.19% in 2000 and .85% in 1999 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). The Company reduced the estimated value per option to reflect an estimate of the probability of forfeiture prior to vesting. Based on historical data and projected employee turnover rates, the weighted-average estimated forfeiture rate was 10% in 2001 and 2000, and 21% in 1999.

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the stock option plans. Accordingly, no compensation expense was recognized in 2001, 2000 and 1999 for stock option awards since the exercise price of stock options granted under the stock option plans was not less than the fair market value of the common stock at date of grant. Compensation expense (benefit) recognized for cash-only stock appreciation rights was $976,000 in 2000 and $(2,199,000) in 1999. Had compensation expense for stock option awards been determined consistent with SFAS No. 123,

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Stock-based compensation plans, continued

Stock option plans, continued

net income and earnings per share would be reduced to the pro forma amounts indicated as follows:

	Year ended December 31

	2001	2000	1999

	(in thousands,
	except per share)
Net income:
As reported	$378,075	286,156	265,626
Pro forma	353,088	268,194	252,401
Basic earnings per share:
As reported	$3.95	3.55	3.41
Pro forma	3.69	3.33	3.24
Diluted earnings per share:
As reported	$3.82	3.44	3.28
Pro forma	3.58	3.24	3.13

     The pro forma effects are presented in accordance with the requirements of SFAS No. 123, however, such effects are not representative of the effects to be reported in future years due to the fact that options vest over several years and additional awards generally are made each year.

Deferred bonus plan

The Company provides a deferred bonus plan pursuant to which eligible employees may elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants may elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 84,743 and 88,543 at December 31, 2001 and 2000, respectively. In connection with the deferred bonus plan, 150,000 shares of M&T common stock were authorized for issuance, of which 36,154 shares have been issued. The obligation to issue such shares is included in common stock issuable in the consolidated balance sheet.

Directors’ stock plan

The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. In connection with the directors’ stock plan, 100,000 shares of M&T common stock were authorized for issuance, of which 26,828 shares have been issued.

     In connection with the Keystone acquisition, the Company assumed an obligation to issue shares of M&T common stock related to a deferred directors compensation plan. Shares of common stock issuable under such plan were 45,685 at December 31, 2001. The obligation to issue such shares is included in common stock issuable in the consolidated balance sheet.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Stock-based compensation plans, continued

Management stock ownership program

Keystone had a management stock ownership program which established stock ownership goals for senior management of Keystone. In order to assist senior management in attaining their goals, a related plan provided for nonrecourse, noninterest-bearing loans to be used to purchase Keystone common stock at fair market value. The Company acquired these loans as a result of the Keystone transaction. The loans are secured by collateral having an initial value of 120% of the loan amount and consisting of M&T common stock (Keystone stock purchased with the loan)plus additional shares of stock or other acceptable collateral owned by the executive. At December 31, 2001 and 2000, the amount owed M&T for the financed stock purchased totaled $4,601,000 and $4,713,000, respectively, and is classified as a reduction of additional paid-in capital in the consolidated balance sheet. The amounts are due to M&T no later than October 5, 2010.

10. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.

     Net periodic pension expense consisted of the following:

	Year ended December 31

	2001	2000	1999

	(in thousands)
Service cost	$11,371	8,213	8,202
Interest cost on projected benefit obligation	17,847	11,801	9,225
Expected return on plan assets	(27,215)	(17,712)	(14,308)
Amortization of prior service cost	11	1,615	84
Recognized net actuarial (gain) loss	45	(1,431)	—
Settlements and curtailments	—	—	349

Net periodic pension expense	$2,059	2,486	3,552

     Net postretirement benefits expense consisted of the following:

	Year ended December 31

	2001	2000	1999

	(in thousands)
Service cost	$398	307	325
Interest cost on projected benefit obligation	1,832	1,379	1,150
Expected return on plan assets	(52)	(111)	(180)
Amortization of prior service cost	170	83	14
Recognized net actuarial loss	83	28	39

Net postretirement benefits expense	$2,431	1,686	1,348

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

10. Pension plans and other postretirement benefits, continued

     Data relating to the funding position of the plans were as follows:

	Pension		Postretirement
	benefits		benefits

	2001	2000	2001	2000

	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$249,137	127,038	21,437	16,762
Service cost	11,371	8,213	398	307
Interest cost	17,847	11,801	1,832	1,379
Plan participants’ contributions	—	—	228	230
Amendments	656	2,689	(1,267)	2,979
Actuarial (gain) loss	18,729	(6,109)	2,749	2,009
Business combinations	(14,949)	112,771	4,193	—
Benefits paid	(12,902)	(7,266)	(2,052)	(2,229)

Benefit obligation at end of year	$269,889	249,137	27,518	21,437

Change in plan assets:
Fair value of plan assets at beginning of year	$280,218	159,356	2,122	3,359
Actual return on plan assets	(4,601)	5,418	96	457
Employer contributions	—	64	—	—
Plan participants’ contributions	—	—	725	535
Business combinations	9,665	122,487	90	—
Benefits and other payments	(12,202)	(7,107)	(2,027)	(2,229)

Fair value of plan assets at end of year	$273,080	280,218	1,006	2,122

Funded status	$3,191	31,081	(26,512)	(19,315)
Unrecognized net actuarial (gain) loss	37,427	(16,808)	4,993	2,371
Unrecognized prior service cost	432	(212)	1,780	3,217

Prepaid (accrued) benefit cost	$41,050	14,061	(19,739)	(13,727)

Amounts recognized in the consolidated balance sheet were:
Prepaid benefit cost(asset)	$60,570	32,640	—	—
Accrued benefit cost(liability)	(19,520)	(18,579)	(19,739)	(13,727)

	$41,050	14,061	(19,739)	(13,727)

     In 2001, following the completion of actuarial reviews and mergers of the pension and other postretirement benefits plans of M&T and Keystone, the Company increased the net prepaid benefit cost obtained in the acquisition of Keystone by approximately $28 million.

     The Company has an unfunded supplemental pension plan for certain key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plans were $19,905,000 and $19,896,000, respectively, as of December 31, 2001 and $15,062,000 and $14,769,000, respectively, as of December 31, 2000.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

10. Pension plans and other postretirement benefits, continued

     The assumed rates used in the actuarial computations were:

	Pension		Postretirement
	benefits		benefits

	2001	2000	2001	2000

Discount rate	7.25%	7.50%	7.25%	7.50%
Long-term rate of return on plan assets	8.75%	9.00%	4.25%	4.25%
Rate of increase in future compensation levels	4.94%	5.00%	—	—

     For measurement purposes, a 10.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.5% over 5 years and remain constant thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	+1%	-1%

	(in thousands)
Increase (decrease) in:
Service and interest cost	$72	(65)
Accumulated postretirement benefit obligation	1,555	(1,035)

     Pension plan assets included common stock of M&T with a fair value of $23,889,000 and $22,299,000 at December 31, 2001 and 2000, respectively.

     The Company has a retirement savings plan (“Savings Plan”) that is a defined contribution plan in which eligible employees of the Company may defer up to 15% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. The Company’s contributions to the Savings Plan totaled $10,103,000, $7,699,000 and $6,935,000 in 2001, 2000 and 1999, respectively.

11. Income taxes

The components of income tax expense (benefit) were as follows:

	Year ended December 31

	2001	2000	1999

	(in thousands)
Current
Federal	$218,021	156,941	139,946
State and city	9,425	9,220	10,926

Total current	227,446	166,161	150,872

Deferred
Federal	(17,140)	(4,947)	1,508
State and city	(4,485)	(964)	308

Total deferred	(21,625)	(5,911)	1,816

Total income taxes applicable to pre-tax income	$205,821	160,250	152,688

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

11. Income taxes, continued

     The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with generally accepted accounting principles, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2001 M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $74,021,000. No actions are planned that would cause this reserve to become wholly or partially taxable.

     The portion of income taxes attributable to gains or losses on sales of bank investment securities was an expense of $724,000 and $639,000 in 2001 and 1999, respectively, and a benefit of $1,216,000 in 2000. No alternative minimum tax expense was recognized in 2001, 2000 or 1999.

     Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year ended December 31

	2001	2000	1999

	(in thousands)
Income taxes at statutory rate	$204,364	156,242	146,410
Increase (decrease) in taxes:
Tax-exempt income	(22,566)	(14,792)	(12,137)
State and city income taxes, net of federal income tax effect	3,211	5,366	7,302
Amortization of goodwill	21,706	12,575	11,117
Other	(894)	859	(4)

	$205,821	160,250	152,688

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

11. Income taxes, continued

     Deferred tax assets (liabilities) were comprised of the following at December 31:

	2001	2000	1999

	(in thousands)
Losses on loans and other assets	$172,392	146,309	128,043
Postretirement and other supplemental employee benefits	13,000	14,416	9,276
Incentive compensation plans	14,873	14,168	14,041
Depreciation and amortization	—	—	11,090
Interest on loans	6,443	10,897	—
Unrealized investment losses	—	295	17,906
Other	19,041	22,466	11,998

Gross deferred tax assets	225,749	208,551	192,354

Leasing transactions	(166,126)	(163,581)	(115,586)
Capitalized servicing rights	(21,657)	(18,185)	(12,159)
Retirement benefits	(13,701)	(9,776)	(4,077)
Depreciation and amortization	(652)	(7,454)	—
Interest on loans	—	—	(5,495)
Unrealized investment gains	(12,558)	—	—
Other	(12,399)	(9,782)	(3,202)

Gross deferred tax liabilities	(227,093)	(208,778)	(140,519)

Net deferred tax asset(liability)	$(1,344)	(227)	51,835

     The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

     The income tax credits shown in the statement of income of M&T in note 21 arise principally from operating losses before dividends from subsidiaries.

12. Earnings per share

The computations of basic earnings per share follow:

	Year ended December 31

	2001	2000	1999

	(in thousands, except per share)
Income available to common stockholders:
Net income	$378,075	286,156	265,626
Weighted-average shares outstanding (including common stock issuable)	95,732	80,640	78,003
Basic earnings per share	$3.95	3.55	3.41

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

12. Earnings per share, continued

     The computations of diluted earnings per share follow:

	Year ended December 31

	2001	2000	1999

	(in thousands, except per share)
Income available to common stockholders	$378,075	286,156	265,626
Weighted-average shares outstanding	95,732	80,640	78,003
Plus: incremental shares from assumed conversion of stock options	3,292	2,531	2,902

Adjusted weighted-average shares outstanding	99,024	83,171	80,905
Diluted earnings per share	$3.82	3.44	3.28

13. Comprehensive income

The following table displays the components of other comprehensive income:

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
For the year ended December 31, 2001
Unrealized gains on investment securities:
Unrealized holding gains	$38,275	(13,577)	24,698
Less: reclassification adjustment for gains realized in net income	1,873	(724)	1,149

	36,402	(12,853)	23,549
Unrealized losses on cash flow hedge	(461)	163	(298)

Net unrealized gains	$35,941	(12,690)	23,251

For the year ended December 31, 2000
Unrealized gains on investment securities:
Unrealized holding gains	$40,148	(16,395)	23,753
Less: reclassification adjustment for losses realized in net income	(3,078)	1,216	(1,862)

Net unrealized gains	$43,226	(17,611)	25,615

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

13. Comprehensive income, continued

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
For the year ended December 31, 1999
Unrealized losses on investment securities:
Unrealized holding losses	$(47,178)	19,198	(27,980)
Less: reclassification adjustment for gains realized in net income	1,575	(639)	936

Net unrealized losses	$(48,753)	19,837	(28,916)

14. Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either other revenues from operations or other costs of operations in the consolidated statement of income:

	Year ended December 31

	2001	2000	1999

	(in thousands)
Other income:
Bank owned life insurance	$35,409	25,533	22,487
Other expense:
Professional services	49,701	35,363	31,527
Amortization of capitalized servicing rights	31,704	24,392	19,773

15. International activities

The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading and providing credit to support the international activities of domestic companies. Net assets identified with international activities amounted to $6,374,000 and $7,209,000 at December 31, 2001 and 2000, respectively. Deposits at M&T Bank’s offshore branch office were $777,895,000 and $244,511,000 at December 31, 2001 and 2000, respectively.

16. Derivative financial instruments

As described in note 1, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, as of January 1, 2001. The January 1, 2001 transition adjustment prescribed by SFAS No. 133 was not material to the Company’s consolidated financial position or its results of operations.

     As part of managing interest rate risk, the Company has entered into several interest rate swap agreements. The agreements modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain collateral provisions protecting the at-risk party. The Company considers the credit risk inherent in these contracts to be negligible.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

16. Derivative financial instruments, continued

     Beginning January 1, 2001, the Company has designated its interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges as defined in SFAS No. 133. The Company utilizes interest rate swap agreements designated as fair value hedges to protect its exposure to changes in the fair value of certain recognized assets and liabilities. The Company also utilizes an interest rate swap agreement designated as a cash flow hedge to protect against the variability in cash flows of variable rate long-term borrowings.

     Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge or modify follows:

			Weighted-average rate		Estimated
	Notional	Average			fair value-
	amount	maturity	Fixed	Variable	gain(loss)

	(in thousands)	(in years)			(in thousands)
December 31, 2001
Fair value hedges:
Fixed rate available for sale investment securities(a)	$16,500	.9	6.57%	2.01%	$(618)
Fixed rate time deposits(b)	334,000	1.5	5.37%	2.14%	2,225
Fixed rate long-term borrowings(b)	125,000	2.7	5.38%	2.27%	3,302

	475,500	1.8	5.41%	2.17%	4,909
Cash flow hedge:
Variable rate long-term borrowings(a)	100,000	.4	3.78%	2.02%	(461)

	$575,500	1.6	5.13%	2.14%	$4,448

December 31, 2000
Fixed rate available for sale investment securities(a)	$16,500	1.9	6.57%	6.75%	$(214)
Fixed rate time deposits(b)	467,000	1.4	6.45%	6.68%	1,049
Fixed rate long-term borrowings(b)	50,000	2.6	5.85%	6.76%	(15)

	$533,500	1.5	6.40%	6.69%	$820

(a)	Under the terms of these agreements, the Company receives settlement amounts at a variable rate and pays at a fixed rate.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

16. Derivative financial instruments, continued

     The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive (pay) to terminate such contracts. At December 31, 2001, the estimated fair value of interest rate swap agreements designated as fair value hedges was substantially offset by unrealized gains and losses on the changes in fair value of the hedged items. The estimated fair value of interest rate swap agreements designated as cash flow hedges, net of applicable income taxes, is included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet at December 31, 2001. For periods prior to January 1, 2001, the estimated fair value of interest rate swap agreements entered into for interest rate risk management purposes was not recognized in the consolidated financial statements, except for swap agreements that modified the repricing characteristics of investment securities classified as available for sale. Changes in the fair value of such swap agreements and investment securities were included in other comprehensive income, net of applicable income taxes.

     At December 31, 2001 the notional amount of interest rate swaps outstanding mature as follows:

Year ending December 31:	(in thousands)
2002	$375,500
2003	60,000
2004	—
2005	75,000
2006	10,000
Later years	55,000

$575,500

     The net effect of interest rate swap agreements was to increase net interest income by $6,720,000 in 2001, $13,000 in 2000 and $26,100,000 in 1999. The average notional amount of interest rate swap agreements impacting net interest income which were entered into for interest rate risk management purposes were $522,730,000 in 2001, $875,933,000 in 2000 and $1,944,813,000 in 1999.

     In anticipation of M&T Bank’s issuance of $500 million of fixed rate subordinated capital notes in October 2000, the Company terminated certain interest rate swap agreements, including forward-starting agreements, with an aggregate notional amount of $421 million. Under the terms of the terminated agreements, the Company was required to make fixed-rate payments and receive variable-rate payments. The termination of the agreements, which had been entered into to hedge interest rate risk associated with fixed-rate commercial real estate loans, resulted in a net deferred gain of $15,460,000 which is being recognized in income over the designated hedge period of the agreements. Income recognized in 2001 and 2000 related to the terminated swap agreements totaled $1,834,000 and $311,000, respectively. The net increase in interest income in future years from amortization of the deferred gain related to the interest rate swap terminations is as follows:

Year ending December 31:	(in thousands)
2002	$2,163
2003	2,163
2004	2,163
2005	2,068
2006	1,927
Later years	2,831

$13,315

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

16. Derivative financial instruments, continued

     The Company utilizes commitments to sell residential real estate loans to hedge the exposure to changes in the fair value of residential real estate loans held for sale. Beginning January 1, 2001, such commitments have been designated as fair value hedges and, as a result, the commitments and the hedged loans are recorded at estimated fair value. The Company also utilizes commitments to sell residential real estate loans to offset the exposure to changes in the fair value of certain commitments to originate residential real estate loans for sale. As a result of these activities, included in mortgage banking revenues for 2001 were net unrealized pre-tax gains related to loans held for sale, commitments to originate loans for sale, and commitments to sell loans of approximately $8 million. Prior to the adoption of SFAS No. 133, residential real estate loans held for sale and related commitments to sell loans and to originate loans for sale were recorded at the lower of aggregate cost or fair market value.

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

     Derivative financial instruments used for trading purposes included foreign exchange and other option contracts, foreign exchange forward and spot contracts, interest rate swap contracts and financial futures. The following table includes information about the estimated fair value of derivative financial instruments used for trading purposes:

	2001	2000

December 31:	(in thousands)
Gross unrealized gains	$26,749	20,996
Gross unrealized losses	25,851	21,358
Year ended December 31:
Average gross unrealized gains	$25,456	30,445
Average gross unrealized losses	24,809	30,694

     Net gains realized from derivative financial instruments used for trading purposes were $2,945,000 and $1,597,000 in 2001 and 2000, respectively. Net losses of $1,699,000 were incurred in 1999.

17. Disclosures about fair value of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the estimated “fair value” of financial instruments. “Fair value” is generally defined as the price a willing buyer and a willing seller would exchange for a financial instrument in other than a distressed sale situation. Disclosures related to fair value presented herein are as of December 31, 2001 and 2000.

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

     As more fully described in note 3, the carrying value and estimated fair value of investment securities were as follows:

	Carrying	Estimated
	value	fair value

	(in thousands)
December 31
2001	$3,024,137	3,024,736
2000	3,309,853	3,306,787

     The following table presents the carrying value and calculated estimates of fair value of loans:

	Carrying	Calculated
	value	estimate

	(in thousands)
December 31, 2001
Commercial loans and leases	$5,140,207	5,144,035
Commercial real estate loans	9,366,017	9,445,168
Residential real estate loans	5,395,367	5,458,065
Consumer loans and leases	5,286,169	5,325,325

	$25,187,760	25,372,593

December 31, 2000
Commercial loans and leases	$5,116,085	5,119,700
Commercial real estate loans	8,716,114	8,758,551
Residential real estate loans	4,782,060	4,782,166
Consumer loans and leases	4,128,555	4,104,518

	$22,742,814	22,764,935

     The allowance for credit losses represented the Company’s assessment of the overall level of credit risk inherent in the portfolio and totaled $425,008,000 and $374,703,000 at December 31, 2001 and 2000, respectively.

     As described in note 16, the Company enters into various commitments to originate residential real estate loans for sale and commitments to sell residential real estate loans. In accordance with SFAS No. 133, beginning January 1, 2001 such commitments are considered to be derivative financial instruments and therefore, are carried at estimated fair value on the consolidated balance sheet. The estimated fair values of such commitments were generally calculated based on quoted market prices for commitments to sell residential real estate loans to certain government sponsored entities and other parties. The Company’s commitments to originate residential real estate loans for sale represented aggregate fair value gains (losses) of $(2,795,000) at December 31, 2001 and $2,740,000 at December 31, 2000. The Company’s commitments to sell residential real estate loans represented aggregate fair value gains (losses) of $8,862,000 at December 31, 2001 and $(4,176,000) at December 31, 2000. Unrealized fair value gains and losses at December 31, 2001 are included in other assets and other liabilities, respectively, in the consolidated balance sheet. Unrealized fair value gains and losses at December 31, 2000 were not recognized in the consolidated

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

17. Disclosures about fair value of financial instruments, continued

balance sheet because the aggregate market value of residential real estate loans held for sale and related commitments to sell loans and to originate loans for sale exceeded the cost of such items.

     As described in note 18, in the normal course of business, various commitments and contingent liabilities are outstanding, such as loan commitments, credit guarantees and letters of credit. The Company’s pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Commitments generally have fixed expiration dates and contain termination and other clauses which provide for relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company’s loan commitments, credit guarantees and letters of credit are competitive with other financial institutions operating in markets served by the Company. The Company believes that the carrying amounts are reasonable estimates of the fair value of these financial instruments. Other than residential real estate loan-related commitments described above, such carrying amounts, comprised principally of unamortized fee income, are included in other liabilities and totaled $7,733,000 and $8,624,000 at December 31, 2001 and 2000, respectively.

     SFAS No. 107 requires that the estimated fair value ascribed to noninterest-bearing deposits, savings deposits and NOW accounts be established at carrying value because of the customers’ ability to withdraw funds immediately. Additionally, time deposit accounts are required to be revalued based upon prevailing market interest rates for similar maturity instruments.

     The following summarizes the results of these calculations:

	Carrying	Calculated
	value	estimate

	(in thousands)
December 31, 2001
Noninterest-bearing deposits	$3,704,004	3,704,004
Savings deposits and NOW accounts	8,910,465	8,910,465
Time deposits	8,188,036	8,295,639
Deposits at foreign office	777,895	777,895

December 31, 2000
Noninterest-bearing deposits	$3,344,913	3,344,913
Savings deposits and NOW accounts	6,979,161	6,979,161
Time deposits	9,664,088	9,713,668
Deposits at foreign office	244,511	244,511

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

     As more fully described in note 16, the Company had entered into interest rate swap agreements for purposes of managing the Company’s exposure to changing interest rates. The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive or

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

17. Disclosures about fair value of financial instruments, continued

pay to terminate such agreements. The following table includes information about the estimated fair value of interest rate swaps entered into for interest rate risk management purposes:

		Gross	Gross	Estimated
	Notional	unrealized	unrealized	fair value -
	amount	gains	losses	gain

	(in thousands)
December 31
2001	$575,500	6,266	(1,818)	4,448
2000	533,500	2,021	(1,201)	820

     As described in note 16, the Company also uses certain derivative financial instruments as part of its trading activities. Interest rate contracts entered into for trading purposes had notional values and estimated fair value gains of $1.4 billion and $1,083,000, respectively, at December 31, 2001 and notional values and estimated fair value gains of $769 million and $81,000, respectively, at December 31, 2000. The Company also entered into foreign exchange and other option and futures contracts totaling approximately $242 million and $293 million at December 31, 2001 and 2000, respectively. Such contracts were valued at losses of $185,000 and $444,000 at December 31, 2001 and 2000, respectively. All trading account assets and liabilities are recorded in the consolidated balance sheet at estimated fair value. The fair values of all trading account assets and liabilities were $39 million and $27 million, respectively, at December 31, 2001 and $37 million and $22 million, respectively, at December 31, 2000.

     Due to the near maturity of other money-market assets and short-term borrowings, the Company estimates that the carrying value of such instruments approximates estimated fair value. The carrying value and estimated fair value of long-term borrowings were $3,461,769,000 and $3,505,520,000, respectively, at December 31, 2001 and $3,414,516,000 and $3,392,049,000, respectively, at December 31, 2000.

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

18. Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding, such as commitments to extend credit guarantees and “standby” letters of credit (approximately $884,517,000 and $894,170,000 at December 31, 2001 and 2000, respectively) which are not reflected in the consolidated financial statements. No material losses are expected as a

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

18. Commitments and contingencies, continued

result of these transactions. Additionally, the Company had outstanding commitments to originate loans of approximately $5.5 billion and $5.0 billion at December 31, 2001 and 2000, respectively. Since many loan commitments, credit guarantees and “standby” letters of credit expire without being funded in whole or part, the contract amounts are not necessarily indicative of future cash flows. Commitments to sell one-to-four family residential mortgage loans totaled $1.3 billion at December 31, 2001 and $555 million at December 31, 2000.

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

     The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, largely within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides services to commercial customers and consumers which include foreign exchange, securities trading and municipal bond underwriting and sales. The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to bank subsidiaries of M&T. Residential mortgage loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of consumer and small business services through several delivery channels which include traditional and “in-store” banking offices, automated teller machines, telephone banking and internet banking. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, the difference between the provision for credit losses and the calculated provision allocated to the reportable segments, goodwill and core deposit intangible resulting from acquisitions of financial institutions, the net impact of the Company’s internal funds transfer pricing methodology, eliminations of transactions between reportable segments, certain nonrecurring transactions, the residual effects of unallocated support systems and general and administrative expenses, and the impact of interest rate risk management strategies. The amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year ended December 31

	2001	2000	1999

	(in thousands)
Revenues	$(66,450)	(34,997)	(41,829)
Expenses	(20,578)	(18,584)	(29,353)
Income taxes (benefit)	(18,665)	(6,678)	(5,076)
Net income (loss)	(27,207)	(9,735)	(7,400)

     The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements, continued

19. Segment information, continued

				Residential
	Commercial	Commercial	Discretionary	Mortgage
In thousands, except asset data	Banking	Real Estate	Portfolio	Banking

For the year ended December 31, 2001
Net interest income (a)	$237,124	156,072	50,230	59,161
Noninterest income	45,145	5,907	38,372	151,478

	282,269	161,979	88,602	210,639
Provision for credit losses	29,444	266	3,057	46
Amortization of goodwill and core deposit intangible	—	—	—	—
Depreciation and other amortization	425	243	3,154	21,097
Other noninterest expense (b)	59,389	17,459	16,246	121,080

Income (loss) before taxes	193,011	144,011	66,145	68,416
Income tax expense (benefit)	79,473	60,897	12,518	24,392

Net income (loss)	$113,538	83,114	53,627	44,024

Average total assets (in millions)	$6,584	5,694	7,359	1,361

Capital expenditures (in millions)	$—	—	—	2

For the year ended December 31, 2000
Net interest income (a)	$192,343	133,970	36,576	25,666
Noninterest income	34,311	5,127	23,016	86,687

	226,654	139,097	59,592	112,353
Provision for credit losses	7,309	(1,774)	1,941	69
Amortization of goodwill and core deposit intangible	—	—	—	150
Depreciation and other amortization	392	307	2,277	23,183
Other noninterest expense (b)	51,633	15,492	15,639	82,717

Income (loss) before taxes	167,320	125,072	39,735	6,234
Income tax expense (benefit)	68,956	52,953	5,801	(263)

Net income (loss)	$98,364	72,119	33,934	6,497

Average total assets (in millions)	$5,274	4,839	6,431	662

Capital expenditures (in millions)	$—	—	—	1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Retail	All
In thousands, except asset data	Banking	Other	Total

For the year ended December 31, 2001
Net interest income (a)	642,979	12,722	1,158,288
Noninterest income	172,515	64,009	477,426

	815,494	76,731	1,635,714
Provision for credit losses	51,194	19,493	103,500
Amortization of goodwill and core deposit intangible	—	121,636	121,636
Depreciation and other amortization	20,052	27,337	72,308
Other noninterest expense (b)	405,452	134,748	754,374

Income (loss) before taxes	338,796	(226,483)	583,896
Income tax expense (benefit)	138,281	(109,740)	205,821

Net income (loss)	200,515	(116,743)	378,075

Average total assets (in millions)	8,015	1,813	30,826

Capital expenditures (in millions)	6	16	24

For the year ended December 31, 2000
Net interest income (a)	485,136	(19,504)	854,187
Noninterest income	106,859	68,672	324,672

	591,995	49,168	1,178,859
Provision for credit losses	26,798	3,657	38,000
Amortization of goodwill and core deposit intangible	—	69,426	69,576
Depreciation and other amortization	14,712	13,685	54,556
Other noninterest expense (b)	273,612	131,228	570,321

Income (loss) before taxes	276,873	(168,828)	446,406
Income tax expense (benefit)	113,189	(80,386)	160,250

Net income (loss)	163,684	(88,442)	286,156

Average total assets (in millions)	5,186	1,266	23,658

Capital expenditures (in millions)	12	6	19

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

19. Segment information, continued

				Residential
	Commercial	Commercial	Discretionary	Mortgage
In thousands, except asset data	Banking	Real Estate	Portfolio	Banking

For the year ended December 31, 1999
Net interest income (a)	$157,818	121,675	47,530	26,854
Noninterest income	30,177	4,351	22,766	104,164

	187,995	126,026	70,296	131,018
Provision for credit losses	11,316	(143)	3,833	22
Amortization of goodwill and core deposit intangible	—	—	—	810
Depreciation and other amortization	442	333	153	20,587
Other noninterest expense (b)	44,145	14,402	17,183	78,836

Income (loss) before taxes	132,092	111,434	49,127	30,763
Income tax expense (benefit)	54,457	47,190	10,898	9,984

Net income (loss)	$77,635	64,244	38,229	20,779

Average total assets (in millions)	$4,277	4,118	6,827	635

Capital expenditures (in millions)	$—	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Retail	All
In thousands, except asset data	Banking	Other	Total

For the year ended December 31, 1999
Net interest income (a)	375,803	29,717	759,397
Noninterest income	86,493	34,424	282,375

	462,296	64,141	1,041,772
Provision for credit losses	25,480	3,992	44,500
Amortization of goodwill and core deposit intangible	—	48,905	49,715
Depreciation and other amortization	12,462	13,284	47,261
Other noninterest expense (b)	235,767	91,649	481,982

Income (loss) before taxes	188,587	(93,689)	418,314
Income tax expense (benefit)	77,046	(46,887)	152,688

Net income (loss)	111,541	(46,802)	265,626

Average total assets (in millions)	4,244	956	21,057

Capital expenditures (in millions)	12	11	23

(a)	Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $17,513,000 in 2001, $10,547,000 in 2000 and $7,710,000 in 1999 and is eliminated in “All Other” net interest income and income tax expense (benefit).

(b)	Including the impact in the “All Other” category of the nonrecurring merger-related expenses described in note 2.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

20. Regulatory matters

Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2001, approximately $443,435,000 was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval.

     Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

     The bank subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2001 and 2000, cash and due from banks included a daily average of $287,830,000 and $242,028,000, respectively, for such purpose.

     Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under the capital adequacy guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum “leverage” ratio of “Tier 1 capital” to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 2001, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements.

     As of December 31, 2001 and 2000, the most recent notifications from federal regulators categorized each of M&T’s bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively. Management is unaware of any conditions or events since the latest notifications from federal regulators that have changed the capital adequacy category of M&T’s bank subsidiaries.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

20. Regulatory matters, continued

     The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2001 and 2000 are presented below:

	M&T		M&T	M&T
	(Consolidated)	Olympia	Bank	Bank, N.A.

	(dollars in thousands)
December 31, 2001:
Tier 1 capital
Amount	$1,963,993	1,852,110	1,907,237	67,779
Ratio(a)	7.37%	7.07%	7.29%	13.54%
Minimum required amount(b)	1,065,880	1,047,176	1,046,276	20,020
Total capital
Amount	2,857,690	2,739,983	2,794,832	72,475
Ratio(a)	10.72%	10.47%	10.68%	14.48%
Minimum required amount(b)	2,131,761	2,094,351	2,092,551	40,041
Leverage
Amount	1,963,993	1,852,110	1,907,237	67,779
Ratio(c)	6.55%	6.31%	6.51%	8.23%
Minimum required amount(b)	899,010	880,463	879,074	24,696
December 31, 2000:
Tier 1 capital
Amount	$1,819,987	1,729,945	1,772,024	59,095
Ratio(a)	7.49%	7.28%	7.47%	10.71%
Minimum required amount(b)	972,521	950,167	949,253	22,076
Total capital
Amount	2,720,141	2,622,882	2,664,679	63,636
Ratio(a)	11.19%	11.04%	11.23%	11.53%
Minimum required amount(b)	1,945,042	1,900,335	1,898,505	44,152
Leverage
Amount	1,819,987	1,729,945	1,772,024	59,095
Ratio(c)	6.66%	6.55%	6.72%	6.47%
Minimum required amount(b)	819,209	792,347	791,037	27,384

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.

(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation.

(c)	The ratio of capital to average assets, as defined by regulation.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements, continued

21. Parent company financial statements

CONDENSED BALANCE SHEET

	December 31

In thousands	2001	2000

Assets
Cash
In subsidiary bank	$7,487	983
Other	1	21

Total cash	7,488	1,004
Due from subsidiaries
Money-market assets	25,068	14,962
Current income tax receivable	4,427	7,686

Total due from subsidiaries	29,495	22,648
Investments in subsidiaries
Banks and bank holding company	3,145,836	2,919,577
Other	7,734	7,734
Other assets	12,898	13,546

Total assets	$3,203,451	2,964,509

Liabilities
Accrued expenses and other liabilities	$6,267	6,291
Long-term borrowings	257,733	257,733

Total liabilities	264,000	264,024

Stockholders’ equity	2,939,451	2,700,485

Total liabilities and stockholders’ equity	$3,203,451	2,964,509

CONDENSED STATEMENT OF INCOME

	Year ended December 31

In thousands, except per share	2001	2000	1999

Income
Dividends from bank and bank holding company subsidiaries	$362,000	130,000	76,000
Other income	3,721	3,484	2,618

Total income	365,721	133,484	78,618

Expense
Interest on short-term borrowings	75	705	103
Interest on long-term borrowings	21,516	21,516	21,516
Other expense	3,277	2,987	2,635

Total expense	24,868	25,208	24,254

Income before income taxes and equity in undistributed income of subsidiaries	340,853	108,276	54,364
Income tax credits	8,196	8,066	8,621

Income before equity in undistributed income of subsidiaries	349,049	116,342	62,985

Equity in undistributed income of subsidiaries
Net income of subsidiaries	391,026	299,814	278,641
Less: dividends received	(362,000)	(130,000)	(76,000)

Equity in undistributed income of subsidiaries	29,026	169,814	202,641

Net income	$378,075	286,156	265,626

Net income per common share
Basic	$3.95	3.55	3.41
Diluted	3.82	3.44	3.28

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

21. Parent company financial statements, continued

CONDENSED STATEMENT OF CASH FLOWS

	Year ended December 31

In thousands	2001	2000	1999

Cash flows from operating activities
Net income	$378,075	286,156	265,626
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(29,026)	(169,814)	(202,641)
Provision for deferred income taxes	823	707	(209)
Net change in accrued income and expense	37,564	12,988	13,780

Net cash provided by operating activities	387,436	130,037	76,556

Cash flows from investing activities
Other, net	(384)	(2)	(34)

Cash flows from financing activities
Net increase (decrease) in short-term borrowings	—	(29,000)	29,000
Purchases of treasury stock	(323,744)	(54,947)	(79,784)
Dividends paid — common	(95,872)	(51,987)	(35,128)
Other, net	49,154	19,730	2,587

Net cash used by financing activities	(370,462)	(116,204)	(83,325)

Net increase (decrease) in cash and cash equivalents	$16,590	13,831	(6,803)
Cash and cash equivalents at beginning of year	15,966	2,135	8,938
Cash and cash equivalents at end of year	$32,556	15,966	2,135

Supplemental disclosure of cash flow information
Interest received during the year	$1,727	476	459
Interest paid during the year	21,342	22,323	21,266
Income taxes received during the year	43,201	13,828	16,965

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

22. Subsequent event

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. SFAS No. 142 revises the accounting for purchased intangible assets and, in general, requires that goodwill no longer be amortized, but rather that it be tested for impairment. Other acquired intangible assets with finite lives, such as core deposit intangibles, are required to be amortized over their estimated useful economic lives and be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Effective January 1, 2002, the Company ceased amortization of substantially all of its goodwill, which will have a material impact on future results of operations. Had SFAS No. 142 been in effect prior to January 1, 2002, amortization of core deposit and other intangible assets would have been approximately $60 million, $34 million and $18 million during the years ended December 31, 2001, 2000 and 1999, respectively. Amortization of such assets is expected to be approximately $51 million in 2002. SFAS No. 142 requires entities to complete a transitional test for impairment of goodwill within six months of adoption. The Company has not yet completed such transitional impairment test and, therefore, the full impact of adoption of SFAS No. 142 is not yet estimable.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. None.

PART III

Item 10.	Directors and Executive Officers of the Registrant. The term in office of Peter J. O’Donnell, Jr. as a director of the Registrant will end on April 16, 2002, and he will not be a nominee for reelection to the Board of Directors at the 2002 Annual Meeting of Stockholders.

The identification of the Registrant’s remaining directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2002.

The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or about March 7, 2002.

Item 11.	Executive Compensation. Incorporated by reference to the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management. Incorporated by reference to the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2002.

Item 13.	Certain Relationships and Related Transactions. Incorporated by reference to the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 7, 2002.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”

Financial statement schedules are not required or are inapplicable, and therefore have been omitted.

(b)	Reports on Form 8-K.

None.

(c)	Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Exhibit Index on pages 125 through 129 of this Annual Report on Form 10-K have been previously filed, are filed herewith or are incorporated herein by reference to other filings.

(d)	Additional financial statement schedules.

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2002.

M&T BANK CORPORATION

By:	/s/ Robert G. Wilmers

Robert G. Wilmers Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Robert G. Wilmers Robert G. Wilmers	Chairman of the Board, President and Chief Executive Officer	February 28, 2002

Principal Financial Officer:

/s/ Michael P. Pinto Michael P. Pinto	Executive Vice President and Chief Financial Officer	February 28, 2002

Principal Accounting Officer:

/s/ Michael R. Spychala Michael R. Spychala	Senior Vice President and Controller	February 28, 2002

A majority of the board of directors:

William F. Allyn

Brent D. Baird

/s/ John H. Benisch	February 28, 2002

John H. Benisch

/s/ Robert J. Bennett	February 28, 2002

Robert J. Bennett

/s/ C. Angela Bontempo	February 28, 2002

C. Angela Bontempo

Robert T. Brady

/s/ Patrick J. Callan	February 28, 2002

Patrick J. Callan

/s/ Carl L. Campbell	February 28, 2002

Carl L. Campbell

/s/ R. Carlos Carballada	February 28, 2002

R. Carlos Carballada

/s/ T. Jefferson Cunningham III	February 28, 2002

T. Jefferson Cunningham III

/s/ Donald Devorris	February 28, 2002

Donald Devorris

Richard E. Garman

/s/ James V. Glynn	February 28, 2002

James V. Glynn

/s/ Daniel R. Hawbaker	February 28, 2002

Daniel R. Hawbaker

/s/ Patrick W.E. Hodgson	February 28, 2002

Patrick W.E. Hodgson

/s/ Samuel T. Hubbard, Jr.	February 28, 2002

Samuel T. Hubbard, Jr.

Richard G. King

/s/ Reginald B. Newman, II	February 28, 2002

Reginald B. Newman, II

/s/ Peter J. O’Donnell, Jr.	February 28, 2002

Peter J. O’Donnell, Jr.

/s/ Jorge G. Pereira	February 28, 2002

Jorge G. Pereira

/s/ Robert E. Sadler, Jr.	February 28, 2002

Robert E. Sadler, Jr.

Stephen G. Sheetz

/s/ John L. Vensel	February 28, 2002

John L. Vensel

/s/ Herbert L. Washington	February 28, 2002

Herbert L. Washington

/s/ Robert G. Wilmers	February 28, 2002

Robert G. Wilmers

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization dated as of May 16, 2000, by and among M&T Bank Corporation, Olympia Financial Corp. and Keystone Financial, Inc. Incorporated by reference to Exhibit No. 2 to the Form 8-K dated May 16, 2000 (File No. 1-9861).
2.2	Stock Option Agreement dated as of May 16, 2000, by and between M&T Bank Corporation and Keystone Financial, Inc. Incorporated by reference to Exhibit No. 99.1 to the Form 8-K dated May 16, 2000 (File No. 1-9861).
2.3	Agreement and Plan of Reorganization dated as of July 9, 2000, by and among M&T Bank Corporation, Olympia Financial Corp. and Premier National Bancorp, Inc. Incorporated by reference to Exhibit No. 99.1 to the Form 8-K dated July 9, 2000 (File No. 1-9861).
2.4	Stock Option Agreement dated as of July 9, 2000, by and between M&T Bank Corporation and Premier National Bancorp, Inc. Incorporated by reference to Exhibit No. 99.2 to the Form 8-K dated July 9, 2000 (File No. 1-9861).
3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated May 29, 1998. Incorporated by reference to Exhibit No. 3.1 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).
3.2	Certificate of Amendment of the Certificate of Incorporation of M&T Bank Corporation dated October 2, 2000. Incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
3.3	Bylaws of M&T Bank Corporation as last amended on February 16, 1999. Incorporated by reference to Exhibit No. 3.2 to the Form 10-K for the year ended December 31, 1998 (File No. 1-9861).
4.1	Instruments defining the rights of security holders, including indentures. Incorporated by reference to Exhibit Nos. 3.1 through 3.3, 10.1 through 10.3, 10.10 through 10.13, and 10.16 through 10.27 hereof.
4.2	Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.3	Amendment to Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Form 10-K for the year ended December 31, 1999 (File No. 1- 9861).
4.4	Junior Subordinated Indenture dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.5	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.5 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.6	Guarantee Agreement dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.7	Amendment to Guarantee Agreement dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.7 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.8	Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated June 6, 1997 (File No. 1-9861).
4.9	Amendment to Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.9 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.10	Junior Subordinated Indenture dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated June 6, 1997 (File No. 1-9861).
4.11	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.12	Guarantee Agreement dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to the Form 8-K dated June 6, 1997 (File No. 1-9861).
4.13	Amendment to Guarantee Agreement dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.14	Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.14 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.15	Amendment to Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.15 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.16	Indenture dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.16 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.17	Supplemental Indenture dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.17 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.18	Common Securities Guarantee Agreement dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.18 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.19	Amendment to Common Securities Guarantee Agreement as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.19 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.20	Series A Capital Securities Guarantee Agreement dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.20 to the Form 10-K for the year ended December 31, 1999 (File No. 1- 9861).
4.21	Amendment to Series A Capital Securities Guarantee Agreement dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.21 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.22	Senior Indenture dated as of May 1, 1997 by and among Keystone Financial Mid-Atlantic Funding Corp., Olympia Financial Corp. (as successor by merger to Keystone Financial, Inc.), and Bankers Trust Company. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Keystone Financial Mid-Atlantic Funding Corp. and Keystone Financial, Inc. dated April 17, 1997 (File No. 333-25393).
10.1	Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and CitiBank, N.A. Incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
10.2	M&T Bank Corporation 1983 Stock Option Plan as last amended on April 20, 1999. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 1999 (File No. 1- 9861).
10.3	M&T Bank Corporation 2001 Stock Option Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2001 (File No. 1-9861).
10.4	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).
10.5	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7, 1985. Incorporated by reference to Exhibit No. (10)(d)(A) to the Form 10-K for the year ended December 31, 1984 (File No. 0-4561).
10.6	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit No. 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).

10.7	Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).
10.8	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.7 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1- 9861).
10.9	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit No. 10.8 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).
10.10	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.9 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1- 9861).
10.11	M&T Bank Corporation Directors’ Stock Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 2002 (File No. 1- 9861).
10.12	Restated 1987 Stock Option and Appreciation Rights Plan of ONBANCorp, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1- 9861).
10.13	1992 ONBANCorp Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).
10.14	Employment Agreement, dated May 16, 2000, between M&T Bank Corporation and Carl L. Campbell. Incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
10.15	Consulting agreement, dated July 9, 2000, between M&T Bank Corporation and T. Jefferson Cunningham III. Incorporated by reference to Exhibit 10.15 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
10.16	Keystone Financial, Inc. 1997 Stock Incentive Plan, as amended November 19, 1998. Incorporated by reference to Exhibit 10.16 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).
10.17	Keystone Financial, Inc. 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10.10 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1997 (File No. 000-11460).
10.18	Keystone Financial, Inc. 1988 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).
10.19	Keystone Financial, Inc. 1995 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit B to the Proxy Statement of Keystone Financial, Inc. dated April 7, 1995 (File No. 000-11460).