Form 10-Q
period 2002-03-31
M&T BANK CORP
filed 2002-05-14
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
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

Yes  X      No

Number of shares of the registrant’s Common Stock, $.50 par value, outstanding as of the close of business on April 30, 2002: 92,765,054 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		March 31,	December 31,
Dollars in thousands, except per share		2002	2001

Assets	Cash and due from banks	$695,999	965,664
	Money-market assets
	Interest-bearing deposits at banks	5,055	4,341
	Federal funds sold and agreements to resell securities	319,895	41,086
	Trading account	31,187	38,929

	Total money-market assets	356,137	84,356

	Investment securities
	Available for sale (cost: $2,466,353 at March 31, 2002;
	$2,627,509 at December 31, 2001)	2,485,307	2,663,184
	Held to maturity (market value: $120,431 at March 31, 2002;
	$122,107 at December 31, 2001)	119,722	121,508
	Other (market value: $256,424 at March 31, 2002;
	$239,445 at December 31, 2001)	256,424	239,445

	Total investment securities	2,861,453	3,024,137

	Loans and leases	25,341,906	25,395,468
	Unearned discount	(204,057)	(207,708)
	Allowance for credit losses	(433,029)	(425,008)

	Loans and leases, net	24,704,820	24,762,752

	Premises and equipment	254,147	261,877
	Goodwill	1,097,553	1,097,553
	Core deposit and other intangible assets	156,730	170,273
	Accrued interest and other assets	1,169,136	1,083,584

	Total assets	$31,295,975	31,450,196

Liabilities	Noninterest-bearing deposits	$3,549,650	3,704,004
	NOW accounts	934,252	930,400
	Savings deposits	8,487,775	7,980,065
	Time deposits	7,969,934	8,188,036
	Deposits at foreign office	682,484	777,895

	Total deposits	21,624,095	21,580,400

	Federal funds purchased and agreements to repurchase securities	1,075,467	2,133,558
	Other short-term borrowings	1,067,403	912,272
	Accrued interest and other liabilities	472,494	422,746
	Long-term borrowings	4,109,158	3,461,769

	Total liabilities	28,348,617	28,510,745

Stockholders’ equity
	Preferred stock, $1 par, 1,000,000 shares authorized,
	none outstanding	—	—
	Common stock, $.50 par, 150,000,000 shares authorized,
	97,139,347 shares issued	48,570	48,570
	Common stock issuable, 130,032 shares at March 31, 2002;
	130,428 shares at December 31, 2001	6,306	6,162
	Additional paid-in capital	1,075,093	1,096,340
	Retained earnings	2,115,001	2,017,700
	Accumulated other comprehensive income, net	12,578	22,819
	Treasury stock — common, at cost — 4,197,958 shares at
	March 31, 2002; 3,455,373 shares at December 31, 2001	(310,190)	(252,140)

	Total stockholders’ equity	2,947,358	2,939,451

	Total liabilities and stockholders’ equity	$31,295,975	31,450,196

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended March 31
In thousands, except per share		2002	2001

Interest income	Loans and leases, including fees	$419,943	490,612
	Money-market assets
	Deposits at banks	18	37
	Federal funds sold and agreements
	to resell securities	1,070	787
	Trading account	58	102
	Investment securities
	Fully taxable	34,897	50,604
	Exempt from federal taxes	5,201	6,436

	Total interest income	461,187	548,578

Interest expense	NOW accounts	919	3,185
	Savings deposits	26,973	38,152
	Time deposits	72,898	140,188
	Deposits at foreign office	1,791	3,405
	Short-term borrowings	12,883	34,269
	Long-term borrowings	44,663	57,398

	Total interest expense	160,127	276,597

	Net interest income	301,060	271,981
	Provision for credit losses	24,000	18,500

	Net interest income after provision
	for credit losses	277,060	253,481

Other income	Mortgage banking revenues	27,912	25,660
	Service charges on deposit accounts	39,525	32,534
	Trust income	15,805	15,827
	Brokerage services income	10,919	10,010
	Trading account and foreign exchange gains	1,043	802
	Gain on sales of bank investment securities	171	79
	Other revenues from operations	28,853	26,815

	Total other income	124,228	111,727

Other expense	Salaries and employee benefits	113,403	105,887
	Equipment and net occupancy	27,204	28,158
	Printing, postage and supplies	6,033	7,074
	Amortization of goodwill	—	14,747
	Amortization of core deposit and other intangible assets	13,543	15,064
	Other costs of operations	63,050	63,871

	Total other expense	223,233	234,801

	Income before taxes	178,055	130,407
	Income taxes	57,491	46,741

	Net income	$120,564	83,666

	Net income per common share
	Basic	$1.29	.88
	Diluted	1.25	.85

	Cash dividends per common share	$.25	.25

	Average common shares outstanding
	Basic	93,265	95,427
	Diluted	96,494	98,605

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Three months ended March 31
In thousands		2002	2001

Cash flows from	Net income	$120,564	83,666
operating activities	Adjustments to reconcile net income to net cash
	provided by operating activities
	Provision for credit losses	24,000	18,500
	Depreciation and amortization of premises
	and equipment	10,172	10,262
	Amortization of capitalized servicing rights	8,275	7,441
	Amortization of goodwill	—	14,747
	Amortization of core deposit and other intangible assets	13,543	15,064
	Provision for deferred income taxes	(9,837)	(5,077)
	Asset write-downs	114	439
	Net (gain) loss on sales of assets	(310)	1,559
	Net change in accrued interest receivable, payable	3,064	3,278
	Net change in other accrued income and expense	50,523	868
	Net change in loans held for sale	190,083	(100,869)
	Net change in trading account assets and liabilities	(991)	2,410

	Net cash provided by operating activities	409,200	52,288

Cash flows from	Proceeds from sales of investment securities
investing activities	Available for sale	6,919	44,875
	Other	5,506	—
	Proceeds from maturities of investment securities
	Available for sale	209,741	232,465
	Held to maturity	14,606	6,754
	Purchases of investment securities
	Available for sale	(57,206)	(163,969)
	Held to maturity	(12,869)	(6,818)
	Other	(22,485)	(20,036)
	Additions to capitalized servicing rights	(22,599)	(4,277)
	Net increase in loans and leases	(162,104)	(340,040)
	Capital expenditures, net	(2,510)	(3,491)
	Acquisitions, net of cash acquired:
	Banks and bank holding companies	—	(47,343)
	Other, net	(43,310)	(42,851)

	Net cash used by investing activities	(86,311)	(344,731)

Cash flows from	Net increase (decrease) in deposits	44,190	(641,583)
financing activities	Net increase (decrease) in short-term borrowings	(902,870)	835,988
	Proceeds from long-term borrowings	700,000	100,000
	Payments on long-term borrowings	(51,786)	(50,851)
	Purchases of treasury stock	(99,317)	—
	Dividends paid – common	(23,231)	(24,169)
	Other, net	19,269	2,762

	Net cash provided (used) by financing activities	(313,745)	222,147

	Net increase (decrease) in cash and cash equivalents	$9,144	(70,296)
	Cash and cash equivalents at beginning of period	1,006,750	767,520
	Cash and cash equivalents at end of period	$1,015,894	697,224

Supplemental	Interest received during the period	$459,624	553,916
disclosure of cash	Interest paid during the period	154,498	281,295
flow information	Income taxes paid during the period	307	2,952

Supplemental schedule of	Real estate acquired in settlement of loans	$7,635	2,673
noncash investing and	Acquisition of banks and bank holding companies:
financing activities	Common stock issued	—	169,270
	Fair value of:
	Assets acquired (noncash)	—	1,674,360
	Liabilities assumed	—	1,461,449
	Stock options	—	6,646

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income, net	stock	Total

2001
Balance — January 1, 2001	$—	46,622	4,077	914,575	1,735,643	(432)	—	$2,700,485

Comprehensive income:
Net income	—	—	—	—	83,666	—	—	83,666

Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—	—	21,520	—	21,520

								105,186

Acquisition of Premier National Bancorp, Inc.:
Common stock issued	—	1,220	—	168,050	—	—	—	169,270
Fair value of stock options	—	—	—	6,646	—	—	—	6,646
Repayment of management stock ownership program receivable	—	—	—	18	—	—	—	18

Stock-based compensation plans:
Exercise of stock options	—	591	—	31,353	—	—	—	31,944
Directors’ stock plan	—	1	—	80	—	—	—	81
Deferred compensation plans, net, including dividend equivalents	—	3	2,426	215	(47)	—	—	2,597
Common stock cash dividends –
$.25 per share	—	—	—	—	(24,169)	—	—	(24,169)

Balance — March 31, 2001	$—	48,437	6,503	1,120,937	1,795,093	21,088	—	$2,992,058

2002
Balance — January 1, 2002	$—	48,570	6,162	1,096,340	2,017,700	22,819	(252,140)	$2,939,451

Comprehensive income:
Net income	—	—	—	—	120,564	—	—	120,564

Other comprehensive income, net of tax:
Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(10,835)	—	(10,835)
Unrealized gains on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	594	—	594

								110,323
Purchases of treasury stock	—	—	—	—	—	—	(99,317)	(99,317)

Stock-based compensation plans:
Exercise of stock options	—	—	—	(21,059)	—	—	40,639	19,580
Directors’ stock plan	—	—	—	(19)	—	—	234	215
Deferred compensation plans, net, including dividend equivalents	—	—	144	(169)	(32)	—	394	337
Common stock cash dividends –
$.25 per share	—	—	—	—	(23,231)	—	—	(23,231)

Balance — March 31, 2002	$—	48,570	6,306	1,075,093	2,115,001	12,578	(310,190)	$2,947,358

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Three months ended March 31
In thousands	2002	2001

Beginning balance	$425,008	374,703
Provision for credit losses	24,000	18,500
Allowance obtained through acquisitions	—	22,112
Net charge-offs
Charge-offs	(20,226)	(21,746)
Recoveries	4,247	5,843

Total net charge-offs	(15,979)	(15,903)

Ending balance	$433,029	399,412

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Financial Statements included in the Company’s 2001 Annual Report, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2. Goodwill and other intangible assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 revised the accounting for purchased intangible assets and, in general, requires that goodwill no longer be amortized, but rather that it be tested for impairment at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as core deposit intangibles, are required to be amortized over their estimated useful economic lives.

As a result of the adoption of SFAS No. 142, the Company ceased amortization of goodwill associated with corporate acquisitions effective January 1, 2002. As prescribed by SFAS No. 142, the following is a reconciliation of reported net income and earnings per share and net income and earnings per share adjusted to exclude the impact of amortization of goodwill for the three months ended March 31, 2001:

(in thousands,
except per share)

Net income:
As reported	$83,666
Amortization of goodwill	14,747

Adjusted net income	$98,413

Basic earnings per share:
As reported	$.88
Amortization of goodwill	.15

Adjusted basic earnings per share	$1.03

Diluted earnings per share:
As reported	$.85
Amortization of goodwill	.15

Adjusted diluted earnings per share	$1.00

In accordance with the provisions of SFAS No. 142, the Company continues to amortize core deposit and other intangible assets over the estimated remaining life of each respective asset. Amortizing intangible assets were comprised of the following:

	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount

	(in thousands)
March 31, 2002 Core deposit	$249,960	110,588	139,372
Other	35,016	17,658	17,358

Total	$284,976	128,246	156,730

December 31, 2001 Core deposit	$249,960	98,800	151,160
Other	35,016	15,903	19,113

Total	$284,976	114,703	170,273

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Goodwill and other intangible assets, continued

Amortization of core deposit and other intangible assets was generally computed using an accelerated method over original amortization periods of five to ten years. The weighted average original amortization period was approximately seven years. The remaining weighted average amortization period as of January 1, 2002 was approximately five years. Amortization expense for core deposit and other intangible assets was $13,543,000 and $15,064,000 for the three months ended March 31, 2002 and 2001, respectively. Estimated amortization expense in future years for intangible assets is as follows:

Year ending December 31:	(in thousands)
2002	$51,483
2003	43,705
2004	33,919
2005	21,361
2006	13,449
Later years	6,356

$170,273

Also in accordance with the provisions of SFAS No. 142, the Company completed a transitional goodwill impairment test as of January 1, 2002. For purposes of testing for impairment, the Company assigned all of its recorded goodwill to the reporting units originally intended to benefit from past business combinations. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at January 1, 2002, the Company compared the fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other acquired intangible assets. The methodologies used to determine fair values of reporting units as of the acquisition dates and as of January 1, 2002 were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. The Company’s non-relationship business reporting units were individually analyzed and fair value was largely determined by comparisons to market transactions for similar businesses. Based on the results of the transitional goodwill impairment test, the Company has concluded that the amount of recorded goodwill was not impaired as of January 1, 2002.

A summary of goodwill assigned to each of the Company’s reportable segments for purposes of testing for impairment was as follows:

(in thousands)
Commercial Banking	$236,012
Commercial Real Estate	114,883
Discretionary Portfolio	—
Residential Mortgage Banking	—
Retail Banking	627,564
All Other	119,094

Total	$1,097,553

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Earnings per share

The computations of basic earnings per share follow:

	Three months ended
	March 31

	2002	2001

	(in thousands, except
	per share)

Income available to common stockholders:
Net income	$120,564	83,666
Weighted-average shares outstanding (including common stock issuable)	93,265	95,427
Basic earnings per share	$1.29	.88

The computations of diluted earnings per share follow:

	Three months ended
	March 31

	2002	2001

	(in thousands, except
	per share)
Income available to common stockholders	$120,564	83,666
Weighted-average shares outstanding	93,265	95,427
Plus: incremental shares from assumed conversion of stock options	3,229	3,178

Adjusted weighted-average shares outstanding	96,494	98,605
Diluted earnings per share	$1.25	.85

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Comprehensive income

The following table displays the components of other comprehensive income:

	Three months ended March 31, 2002

	Before-tax	Income
	amount	taxes	Net

	(in thousands)

Unrealized losses on investment securities:
Unrealized holding losses during period	$(16,550)	5,820	(10,730)
Less: reclassification adjustment for gains realized in net income	171	(66)	105

	(16,721)	5,886	(10,835)
Unrealized gains on cash flow hedges	916	(322)	594

Net unrealized losses	$(15,805)	5,564	(10,241)

	Three months ended March 31, 2001

	Before-tax	Income
	amount	taxes	Net

	(in thousands)

Unrealized gains on investment securities:
Unrealized holding gains during period	$35,549	(13,979)	21,570
Less: reclassification adjustment for gains realized in net income	79	(29)	50

Net unrealized gains	$35,470	(13,950)	21,520

Accumulated other comprehensive income, net consisted of unrealized gains (losses) as follows:

	Investment	Cash flow
	securities	hedges	Total

		(in thousands)
Balance — January 1, 2002	$23,117	(298)	22,819
Net gain (loss) during period	(10,835)	594	(10,241)

Balance — March 31, 2002	$12,282	296	12,578

Balance — January 1, 2001	$(432)	—	(432)
Net gain during period	21,520	—	21,520

Balance — March 31, 2001	$21,088	—	21,088

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”) issued $310 million of preferred capital securities. Including the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of the common securities of Trust III, the preferred capital securities had a financial statement carrying value of approximately $318 million at March 31, 2002 and December 31, 2001.

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

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase the following amounts of junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of M&T in the case of Trust I and Trust II and Olympia in the case of Trust III:

	Capital	Common	Junior Subordinated
Trust	Securities	Securities	Debentures

Trust I	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of 8.234% Junior Subordinated Debentures due February 1, 2027

Trust II	$100 million	$3.09 million	$103.09 million aggregate liquidation amount of 8.277% Junior Subordinated Debentures due June 1, 2027

Trust III	$60 million	$1.856 million	$61.856 million aggregate liquidation amount of 9.25% Junior Subordinated Debentures due February 1, 2027

The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings, continued

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

The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events (“Events”) set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after the stated optional redemption dates (February 1, 2007 in the case of Trust I and Trust III, and June 1, 2007 in the case of Trust II) contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at M&T’s option in the case of Trust I and Trust II and at Olympia’s option in the case of Trust III (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities upon their early redemption will be expressed as a percentage of the liquidation amount plus accumulated but unpaid distributions. In the case of Trust I, such percentage adjusts annually and ranges from 104.117% at February 1, 2007 to 100.412% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007. In the case of Trust II, such percentage adjusts annually and ranges from 104.139% at June 1, 2007 to 100.414% for the annual period ending May 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to June 1, 2007. In the case of Trust III, such percentage adjusts annually and ranges from 104.625% at February 1, 2007 to 100.463% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 19 to the Company’s consolidated financial statements as of and for the year ended December 31, 2001. The management accounting policies and processes utilized in compiling segment

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Segment information, continued

financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 19 to the Company’s 2001 consolidated financial statements, goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions, and the amortization charges associated with such assets, have not been allocated to the Company’s reportable segments, but are included in the “All Other” category. As described in note 2 herein, the Company assigned such intangible assets to business units for purposes of testing impairment. Information about the Company’s segments is presented in the following table:

	Three months ended March 31

	2002			2001

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	Segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

	(in thousands)
Commercial Banking	$67,142	124	30,684	$70,286	187	29,164
Commercial Real Estate	41,715	266	21,690	38,158	194	19,675
Discretionary Portfolio	23,516	1,116	14,554	18,446	1,067	11,050
Residential Mortgage Banking	61,497	11,448	13,829	43,976	9,008	8,962
Retail Banking	190,457	3,609	40,634	201,313	2,858	52,664
All Other	40,961	(16,563)	(827)	11,529	(13,314)	(37,849)

Total	$425,288	—	120,564	$383,708	—	83,666

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $3,599,000 and $4,387,000 for the three-month periods ended March 31, 2002 and 2001, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Segment information, continued

	Average total assets

	Three months ended
	March 31		Year ended
			December 31
	2002	2001	2001

	(in millions)
Commercial Banking	$6,405	6,586	6,584
Commercial Real Estate	5,858	5,537	5,694
Discretionary Portfolio	7,093	7,419	7,359
Residential Mortgage Banking	1,642	1,097	1,361
Retail Banking	8,584	7,390	8,015
All Other	1,688	1,849	1,813

Total	$31,270	29,878	30,826

7. Acquisition

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

The Company incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of approximately $8 million ($5 million net of applicable income taxes) during the three-month period ended March 31, 2001. There were no similar expenses incurred during the three-month period ended March 31, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income of M&T Bank Corporation (“M&T”) was $121 million or $1.25 of diluted earnings per share in the first quarter of 2002, increases of 44% and 47%, respectively, from the first quarter of 2001 when net income was $84 million or $.85 of diluted earnings per common share. During the fourth quarter of 2001, M&T’s net income was $102 million or $1.05 of diluted earnings per common share. Basic earnings per common share rose 47% to $1.29 in the recently completed quarter from $.88 in the first quarter of 2001 and 19% from $1.08 in the final 2001 quarter. The after-tax impact of nonrecurring merger-related expenses associated with M&T’s merger and acquisition activity was $5 million or $.05 of diluted and basic earnings per share in 2001’s initial quarter. There were no similar expenses in the fourth quarter of 2001 or in the first quarter of 2002.

      The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the first quarter of 2002 was 1.56%, compared with 1.14% in the year-earlier quarter and 1.29% in 2001’s final quarter. The annualized return on average common stockholders’ equity was 16.63% in the recent quarter, up from 11.84% and 13.70% in the first and fourth quarters of 2001, respectively.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revised accounting standards for all purchased intangible assets, but not the accounting for internally developed intangible assets. SFAS No. 142, as amended, requires that most goodwill not be amortized, but rather that it be tested for impairment. Other acquired intangible assets with finite lives, such as core deposit intangible assets, are required to be amortized over their useful economic lives.

      As a result of the adoption of SFAS No. 142, effective January 1, 2002 the Company ceased amortization of all goodwill associated with corporate acquisitions. The impact of amortization of goodwill on net income was $15 million, or $.15 per diluted share, during the first quarter of 2001 and $16 million, or $.16 per diluted share, during the last quarter of 2001. Amortization expense related to core deposit and other intangible assets was $9 million (after-tax), or $.09 per diluted share, during the first quarter of 2002 and 2001, and the fourth quarter of 2001. Pro forma net income and diluted earnings per share for last year’s first quarter, computed as if SFAS No. 142 became effective on January 1, 2001, were $98 million and $1.00, respectively. Pro forma annualized returns on average assets and average common stockholders’ equity for the first quarter of 2001 were 1.34% and 13.92%, respectively, after excluding the impact of goodwill amortization. Pro forma net income and diluted earnings per share for the final 2001 quarter, calculated on the same basis as noted above, were $117 million and $1.21, respectively, while pro forma annualized returns on average assets and average common stockholders’ equity in that quarter were 1.49% and 15.79%, respectively.

      In accordance with SFAS No. 142, for purposes of testing for impairment of goodwill the Company has assigned all of its recorded goodwill to the reporting units originally intended to benefit from past business combinations and has completed a transitional goodwill impairment test as of January 1, 2002. The Company has determined that, pursuant to the provisions of SFAS No. 142, impairment of goodwill was not permitted or required as of January 1, 2002. At March 31, 2002 and December 31, 2001, the Company had recorded goodwill of $1.1 billion. At March 31, 2001, recorded goodwill was $1.2 billion.

      On February 9, 2001, M&T acquired Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York. Premier National Bank, Premier’s bank subsidiary, was merged into

Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal bank subsidiary, on that date. Premier National Bank operated 34 banking offices in the mid-Hudson Valley region of New York State. As of the merger date, assets acquired totaled approximately $1.8 billion, including approximately $1.0 billion of loans and leases, and liabilities assumed were approximately $1.5 billion, including approximately $1.4 billion of deposits. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operations acquired from Premier have been included in M&T’s financial results subsequent to the acquisition date. Premier’s stockholders received $171 million in cash and 2,440,812 shares of M&T common stock in exchange for the Premier shares outstanding at the time of the acquisition. In connection with the acquisition, the Company recorded approximately $178 million of goodwill and $32 million of core deposit intangible. During the first quarter of 2001, the Company incurred nonrecurring expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the operations of M&T Bank totaling approximately $8 million ($5 million after-tax).

Cash Operating Results

As a result of accounting for substantially all of its business combinations using the purchase method of accounting, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $1.3 billion at March 31, 2002 and December 31, 2001, and $1.4 billion at March 31, 2001. Such intangible assets included goodwill of $1.1 billion at March 31, 2002 and December 31, 2001, and $1.2 billion at March 31, 2001. Charges for amortization of core deposit and other intangible assets, after tax effect, were $9 million ($.09 per diluted share) during the first quarter of 2002. There was no amortization of goodwill, as discussed earlier, during the recently completed quarter. After-tax amortization charges during the first quarter of 2001 were $15 million ($.15 per diluted share) for amortization of goodwill and $9 million ($.09 per diluted share) for amortization of core deposit and other intangible assets. Similar after-tax charges were $16 million ($.16 per diluted share) for amortization of goodwill and $9 million ($.09 per diluted share) for amortization of core deposit and other intangible assets in 2001’s fourth quarter.

      Since the amortization of these intangible assets does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a “cash” or “tangible” basis (which excludes the after-tax effect of amortization of goodwill and core deposit and other intangible assets and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein do not exclude the effect of other non-cash operating expenses such as depreciation, provision for credit losses, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis data do, however, exclude the after-tax impact of nonrecurring merger-related expenses associated with acquisitions.

      Cash net income rose 15% to $129 million in the first quarter of 2002 from $112 million in the year-earlier quarter. Diluted cash earnings per share for the recent quarter were $1.34, an increase of 18% from $1.14 in the first quarter of 2001. Cash net income and diluted cash earnings per share were $126 million and $1.30, respectively, in the fourth quarter of 2001.

      Cash net income in 2002’s first quarter represented an annualized rate of return on average tangible assets of 1.75%, up from 1.59% and 1.67% in the first and fourth quarters of 2001, respectively. Cash return on average tangible common equity was an annualized 30.38% in the first quarter of 2002, compared with 27.93% in the year-earlier quarter and 29.43% in the fourth quarter of 2001. Including the effect of merger-related expenses, the annualized cash returns on average tangible assets and average tangible common stockholders’ equity for the first quarter of 2001 were 1.52% and 26.73%, respectively.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income rose 10% to $305 million in the first quarter of 2002 from $276 million in the year-earlier quarter. Growth in average loans and leases and a widening of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, contributed to the improvement in net interest income. Average loans and leases increased $1.7 billion, or 7%, to $25.1 billion in the initial 2002 quarter from $23.4 billion in the corresponding quarter of 2001. Approximately two-thirds of the increase in average loans and leases was due to higher levels of consumer loans, predominately automobile loans and home equity lines of credit. Taxable-equivalent net interest income was $309 million in the fourth quarter of 2001, when average loans and leases totaled $25.0 billion. Other than consumer loans, which increased 6%, average loans and leases decreased slightly in the recent quarter compared with the immediately preceding quarter, due, in large part, to weakened economic conditions in the Company’s core markets. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from

	1st Qtr.	1st Qtr.	4th Qtr.
	2002	2001	2001

Commercial, financial, etc.	$5,059	(2)%	(2)%

Real estate — commercial	9,371	5	—

Real estate — consumer	5,240	5	(1)

Consumer
Automobile	2,518	37	6

Home equity	1,578	36	12

Other	1,343	4	1

Total consumer	5,439	27	6

Total	$25,109	7%	—%

      Investment securities averaged $2.9 billion in the first quarter of 2002, compared with $3.5 billion in the first quarter of 2001 and $3.0 billion in the fourth quarter of 2001. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations, commercial real estate mortgage-backed securities, and shorter-term U.S. Treasury notes. The Company has also invested in debt securities issued by municipalities and debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or following completion of a business combination.

      Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, Federal funds sold and agreements to resell securities, averaged $262 million in the recent quarter, compared with $75 million and $178 million in the first and fourth quarters of 2001, respectively. The size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

      As a result of the changes described herein, average earning assets increased 5% to $28.3 billion in the first quarter of 2002 from $26.9 billion in the year-earlier quarter, but were essentially unchanged from the fourth quarter of 2001.

      The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T, are also included in core deposits. Average core deposits were $17.4 billion in the first quarter of 2002, compared with $17.5 billion in the first and fourth quarters of 2001. The Company experienced a shift in the composition of core deposits throughout 2001 and early 2002, largely as a result of the lower interest rate environment. Reflecting a change in customer savings trends, average core savings deposits rose to $8.4 billion in the first quarter of 2002 from $6.8 billion in the corresponding 2001 quarter and $8.0 billion in 2001’s fourth quarter. In contrast, average time deposits under $100,000 decreased to $4.8 billion in the initial 2002 quarter from $6.8 billion a year earlier and $5.3 billion in the fourth quarter of 2001. The accompanying table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase
		(decrease) from

	1st Qtr.	1st Qtr.	4th Qtr.
	2002	2001	2001

NOW accounts	$738	3%	(2)%
Savings deposits	8,399	24	5
Time deposits less than $100,000	4,846	(29)	(9)
Noninterest-bearing deposits	3,455	8	—

Total	$17,438	—%	(1)%

      The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Brokered time deposits, which have been used as an alternative to short-term borrowings, averaged $1.9 billion during the first quarter of 2002, compared with $521 million and $1.4 billion in the first and fourth quarters of 2001, respectively. At March 31, 2002, brokered time deposits totaled $2.1 billion and had a weighted average remaining term to maturity of .4 years. Certain of the brokered time deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms similar to the amounts and terms of $174 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $60 million during the first quarter of 2002. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

      The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $3.0 billion in the recent quarter, compared with $2.5 billion and $3.5 billion in the first and fourth quarters of 2001, respectively. Amounts borrowed from the FHLB and included in short-term borrowings averaged $949 million in the first quarter of 2002, $727 million in the first quarter of 2001 and $889 million in the fourth quarter of 2001. The remaining short-term borrowings were predominantly comprised of unsecured federal funds borrowings which generally mature daily. Long-term borrowings averaged $3.7 billion in the first quarter of 2002, compared with $3.4 billion and $3.5 billion in the first quarter and fourth quarter of 2001, respectively. Included in average long-term borrowings were amounts borrowed from the FHLB of $2.6 billion in the initial quarter of 2002, $2.3 billion in the first quarter of 2001 and $2.4 billion in the fourth quarter of 2001. Certain interest rate swap agreements have been entered into by the Company as part of its management of interest rate risk relating to long-term FHLB borrowings. Also included in average long-term borrowings were subordinated capital notes of $674 million and trust preferred securities with a carrying value of $318 million. Information regarding trust preferred securities is provided in note 5 of Notes to Financial Statements.

      Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as described herein, as well as changes in interest rates and spreads, can impact net interest income. Throughout 2001, the Federal Reserve took numerous actions to lower the level of interest rates by reducing its benchmark overnight federal funds target rate by 475 basis points (hundredths of one percent). In general, such actions resulted in a greater and more rapid decline in short-term rates as compared with the decline in longer-term rates. The decline in short-term interest rates and the general steepening of the yield curve had a positive effect on the Company’s net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, in 2001 and early 2002. When compared with the similar 2001 quarter, the yield on the Company’s earning assets during the first quarter of 2002 decreased 166 basis points to 6.67% from 8.33%, while the rate paid on interest-bearing liabilities decreased 213 basis points to 2.65% from 4.78%. The impact of the more rapid repricing of interest-bearing liabilities than earning assets combined with the magnitude of the interest rate reductions led to a 47 basis point increase in the Company’s net interest spread, from 3.55% in the first quarter of 2001 to 4.02% in the initial quarter of 2002. In the final quarter of 2001 the net interest spread was 3.94%, the yield on earning assets was 6.97% and the rate paid on interest-bearing liabilities was 3.03%.

      Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Average net interest-free funds totaled $3.8 billion in the first quarter of 2002 and the fourth quarter of 2001, compared with $3.5 billion in the first 2001 quarter. Goodwill and core deposit and other intangible assets averaged $1.3 billion during the first quarter of 2002 and the first and fourth quarters of 2001. The cash surrender value of bank owned life insurance averaged $592 million and $561 million in the first quarter of 2002 and 2001, respectively, and $583 million in the fourth quarter of 2001. Tax-exempt income earned from increases in the cash surrender value of bank owned life insurance is not included in interest income, but rather is recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .35% in the first quarter of 2002, compared with .61% in the initial quarter of 2001 and .40% in 2001’s fourth quarter. The declines resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution.

      Reflecting the changes described herein, the Company’s net interest margin was 4.37% in 2002’s initial quarter, up from 4.16% in the comparable quarter of 2001 and 4.34% in the fourth quarter of 2001.

      In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of March 31, 2002 and 2001 was $516 million and $511 million, respectively, and $576 million as of December 31, 2001. Under the terms of $299 million of interest rate swap agreements in effect at March 31, 2002, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. Under the terms of the remaining $217 million of swap agreements, the Company pays a fixed rate of interest and receives a variable rate.

      As of March 31, 2002, $316 million of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges and $200 million had been designated as cash flow hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amount of hedge ineffectiveness of both fair value and cash flow hedges recognized in the quarters ended March 31, 2002 and 2001 and the fourth quarter of 2001 was not material to the Company’s results of operations. The estimated fair value of interest rate swap agreements designated as fair value hedges was a gain of approximately $2 million at March 31, 2002, compared with gains of $5 million at March 31 and December 31, 2001. The fair values of such swap agreements were substantially offset by unrealized losses on the fair values of the hedged items. The estimated fair value of the interest rate swap agreements designated as cash flow hedges was a gain of approximately $455 thousand at March 31, 2002. Net of applicable income taxes, such gain was approximately $296 thousand and has been included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet. The estimated fair value of the interest rate swap agreement designated as a cash flow hedge at December 31, 2001 was a loss of $461 thousand ($298 thousand after taxes). None of the Company’s interest rate swap agreements at March 31, 2001 were designated as cash flow hedges. The changes in the fair values of the interest rate swap agreements and the hedged items resulted from the effects of changing interest rates.

      The weighted average rates to be received and paid under interest rate swap agreements currently in effect were 4.14% and 2.58%, respectively, at March 31, 2002. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS

Dollars in thousands

	Three months ended March 31

	2002		2001

	Amount	Rate *	Amount	Rate *

Increase (decrease) in:
Interest income	$(190)	—%	$(21)	—%
Interest expense	(2,840)	(.05)	(312)	(.01)

Net interest income/margin	$2,650	.04%	$291	—%

Average notional amount **	$542,167		$523,600

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Excludes forward-starting interest rate swaps.

      As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating costs, and to be used for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, lines of credit with the Federal Reserve Bank of New York, as well as other available borrowing facilities. M&T Bank has also obtained funding through issuances of subordinated capital notes. Informal and sometimes reciprocal sources of funding are also available to M&T Bank through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $1.1 billion, $2.1 billion and $2.0 billion at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. However, should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted, M&T Bank’s ability to obtain funding from these sources could be negatively impacted.

      M&T’s primary source of funds to pay for operating expenses, stockholder dividends and treasury stock repurchases is the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of this test, at March 31, 2002 approximately $226 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. This source of cash flow has been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities is included in note 5 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at March 31, 2002.

      Management closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Management does not currently anticipate engaging in any activities which would cause a significant strain on liquidity at either M&T or its subsidiary banks.

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

      The accompanying table as of March 31, 2002 and December 31, 2001 displays the estimated impact on net interest income from non-trading financial instruments resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES
(dollars in thousands)

	Calculated increase (decrease)
	in projected net interest income

Changes in interest rates	March 31, 2002	December 31, 2001

+200 basis points	$(3,939)	(1,090)

+100 basis points	(688)	(3,960)

-100 basis points	2,265	298

-200 basis points	9,257	2,364

      Many assumptions were utilized by the Company to calculate the impact that changes in interest rates may have on the Company’s net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumed gradual changes in rates of 100 and 200 basis points up and down during a twelve-month period. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.

      The Company engages in limited trading activities to meet the financial needs of customers and to profit from perceived market opportunities. Trading activities are conducted utilizing financial instruments that include forward and futures contracts related to foreign currencies and mortgage-backed securities, U.S. Treasury and other government securities, mortgage-backed securities and interest rate contracts, such as swap agreements. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions as well as the type of trading activities conducted by the Company are subject to a well-defined series of potential loss exposure limits established by the Asset-Liability Committee.

      The notional amounts of interest rate and foreign currency and other option and futures contracts entered into for trading purposes totaled $1.4 billion and $203 million, respectively, at March 31, 2002, $926 million and $280 million, respectively, at March 31, 2001, and $1.4 billion and $242 million, respectively, at December 31, 2001. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $31 million and $18 million, respectively, at March 31, 2002, $44 million and $31 million, respectively, at March 31, 2001, and $39 million and $27 million, respectively, at December 31, 2001. Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

A provision for credit losses is recorded to adjust the Company’s allowance for credit losses to a level that is adequate to absorb losses inherent in the loan and lease portfolio. The provision for credit losses in the first quarter of 2002 was $24 million, up from $19 million in the year-earlier quarter but lower than the $33 million recorded in 2001’s fourth quarter. Net loan charge-offs were $16 million during the quarters ended March 31, 2002 and 2001, and totaled $21 million in the fourth quarter of 2001. Net charge-offs as an annualized percentage of average loans and leases were .26% in the recent quarter, compared with .28% and .33% in the first and fourth quarters of 2001, respectively. A summary of net charge-offs by loan type is presented below.

NET CHARGE-OFFS

BY LOAN/ LEASE TYPE
In thousands

	First Quarter	First Quarter	Fourth Quarter
	2002	2001	2001

Commercial, financial, etc.	$3,422	2,135	9,442

Real estate:
Commercial	591	4,066	1,002
Residential	1,796	1,505	1,555
Consumer	10,170	8,197	8,721

	$15,979	15,903	20,720

      Nonperforming loans, consisting of nonaccrual and restructured loans, totaled $182 million or .73% of total loans and leases outstanding at March 31, 2002, compared with $161 million or .67% a year earlier and $190 million or .76% at December 31, 2001. The higher level of nonperforming loans at March 31, 2002 and December 31, 2001 compared with the March 31, 2001 total was due, in part, to the inclusion of one commercial loan having an aggregate outstanding balance of $25 million and $27 million at March 31, 2002 and December 31, 2001, respectively. Accruing loans past due 90 days or more totaled $148 million or .59% of total loans and leases at March 31, 2002, compared with $141 million or .58% at March 31, 2001 and $147 million or .58% at December 31, 2001. Such loans include one-to-four family residential mortgage loans serviced by the Company and repurchased from the Government National Mortgage Association (“GNMA”). The repurchased loans totaled $109 million and $105 million as of March 31, 2002 and 2001, respectively, and $108 million at December 31, 2001. The outstanding principal balances of the repurchased loans are fully guaranteed by government agencies. The loans were repurchased to reduce servicing costs associated with the loans, including a requirement to advance to GNMA principal and interest payments that had not been received from individual mortgagors. In general, the remaining portion of accruing loans past due 90 days or more were either also guaranteed by government agencies or well-secured by collateral.

      Commercial loans and leases classified as nonperforming aggregated $80 million at March 31, 2002, $85 million at December 31, 2001 and $53 million at March 31, 2001. The higher levels of such nonperforming loans at the two most recent quarter-ends were due primarily to the addition of the one commercial loan previously discussed. Nonperforming commercial real estate loans totaled $39 million at March 31, 2002 and December 31, 2001 and $43 million at March 31, 2001. Nonperforming residential real estate loans totaled $41 million and $43 million at March 31, 2002 and 2001, respectively, and $40 million at December 31, 2001. Residential real estate loans past due 90 days or more and accruing interest totaled $130 million at March 31, 2002, compared with $125 million a year earlier and $135 million at December 31, 2001. As noted earlier, such loans include loans repurchased from GNMA that are fully guaranteed by government agencies. Nonperforming consumer loans and leases totaled $22 million at March 31, 2002, compared with $26 million at December 31, 2001 and $21 million at March 31, 2001. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .40% at March 31, 2002, compared with .50% at December 31, 2001 and .48% at March 31, 2001. Accruing consumer loans and leases past due 90 days or more were $7 million, $5 million and $8 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

      Assets acquired in settlement of defaulted loans were $22 million at March 31, 2002, compared with $16 million at December 31, 2001 and $13 million at March 31, 2001.

      A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA

Dollars in thousands

		2001 Quarters
	2002
	First Quarter	Fourth	Third	Second	First

Nonaccrual loans	$173,197	180,344	187,851	152,885	151,927
Renegotiated loans	9,057	10,128	9,641	8,739	8,864

Total nonperforming loans	182,254	190,472	197,492	161,624	160,791
Real estate and other assets owned	21,594	16,387	11,755	11,106	13,099

Total nonperforming assets	$203,848	206,859	209,247	172,730	173,890

Accruing loans past due 90 days or more*	$148,038	146,899	137,501	139,062	141,355

Government guaranteed loans included in totals above
Nonperforming loans	$10,351	10,196	11,165	11,181	9,757
Accruing loans past due 90 days or more	115,097	113,600	110,369	111,788	112,224

Nonperforming loans to total loans and leases, net of unearned discount	.73%	.76%	.79%	.65%	.67%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.81%	.82%	.84%	.70%	.72%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.59%	.58%	.55%	.56%	.58%

*	Primarily residential mortgage loans and consumer loans.

      The Company maintains an allowance for credit losses which it believes is adequate to absorb losses inherent in the loan and lease portfolio as of each respective balance sheet date. Management regularly assesses the adequacy of the allowance by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Management cautiously evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses at March 31, 2002. In addition to the impact of loans obtained in acquisitions and economic conditions in geographic areas entered through acquisitions, factors considered by management when performing its assessment included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area that have historically experienced less economic growth than the vast majority of other regions of the country; and (iii) significant growth in loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis. Management believes that the allowance for credit losses at March 31, 2002 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $433 million, or 1.72% of total loans and leases at March 31, 2002, compared with $399 million or 1.65% a year earlier and $425 million or 1.69% at December 31, 2001. The ratio of the allowance for credit losses to nonperforming loans was 238% at the most recent quarter-end, compared with 248% a year earlier and 223% at December 31, 2001.

Other Income

Other income totaled $124 million in the first quarter of 2002, compared with $112 million in the year-earlier quarter and $128 million in the final 2001 quarter.

      Mortgage banking revenues totaled $28 million in the first quarter of 2002, compared with $26 million in the year-earlier quarter and $27 million in the final quarter of 2001. The low interest rate environment continued to produce a favorable environment for loan origination and refinancing activities. Residential mortgage loans originated for sale to other investors remained at historically high levels, totaling approximately $1.3 billion during the first quarter of 2002, compared with $1.0 billion in 2001’s first quarter and $1.5 billion in the fourth quarter of 2001. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans at fair market value aggregated $14 million in the recently completed quarter, compared with $13 million in both the first and fourth quarters of 2001. Revenues from servicing residential mortgage loans for others were $12 million in the recent quarter and 2001’s fourth quarter, compared with $10 million in the first quarter of 2001. Residential mortgage loans serviced for others totaled $9.8 billion at March 31, 2002, $9.6 billion at December 31, 2001, and $9.7 billion at March 31, 2001. Capitalized servicing assets were $125 million at March 31, 2002, compared with $99 million at March 31, 2001 and $107 million at December 31, 2001. Residential mortgage loans held for sale totaled $832 million and $659 million at March 31, 2002 and 2001, respectively, and $1.0 billion at December 31, 2001. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $1.0 billion and $622 million, respectively, at March 31, 2002, $914 million and $631 million, respectively, at March 31, 2001, and $1.3 billion and $714 million, respectively, at December 31, 2001. Net unrealized gains on loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $8 million and $7 million at March 31, 2002 and 2001, respectively, and $9 million at December 31, 2001.

      Service charges on deposit accounts were $40 million in the initial quarter of 2002, up from $33 million in the corresponding quarter of the previous year, and $38 million in the fourth quarter of 2001. Higher transactional deposit account balances, which generate higher levels of service charges than non-transactional accounts, were a factor in the higher service charge income in the two most recent quarters, compared with 2001’s first quarter. Trust income totaled $16 million in both the recent quarter and last year’s first quarter, and $17 million in the fourth quarter of 2001. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $11 million in the first quarter of 2002, compared with $10 million in both the first and fourth quarters of 2001. Trading account and foreign exchange activity resulted in gains of $1 million during each of the quarters ended March 31, 2002 and 2001, and $2 million in 2001’s final quarter. Other revenues from operations totaled $29 million in the recent quarter, compared with $27 million in the corresponding quarter of 2001 and $33 million in the fourth quarter of 2001. Included in other revenues from operations is tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $8 million during the first quarters of 2002 and 2001, compared with $11 million in the fourth quarter of 2001.

Other Expense

Operating expenses, which exclude amortization of goodwill and core deposit and other intangible assets, as well as merger-related expenses, totaled $210 million in the first quarter of 2002, compared with $197 million in the year-earlier quarter and $215 million in the fourth quarter of 2001. Components of other expense considered to be nonoperating in nature and therefore excluded from the operating expense totals noted above were amortization of core deposit and other intangible assets of $14 million in each of the first quarter of 2002 and fourth quarter of 2001, and $15 million in 2001’s first quarter; amortization of goodwill of $15 million and $16 million in the first and fourth quarters of 2001, respectively; and nonrecurring merger-related expenses of $8 million in the initial quarter of 2001. As previously discussed, the Company adopted SFAS No. 142 on January 1, 2002 and, as a result, there was no amortization of goodwill associated with corporate acquisitions in the first quarter of 2002. There were no merger-related expenses in the fourth quarter of 2001 or the first quarter of 2002.

      Salaries and employee benefits expense totaled $113 million in the recent quarter, compared with $106 million in the corresponding 2001 quarter and $110 million in the fourth quarter of 2001. The most significant factors contributing to the higher expense level in the initial 2002 quarter over 2001’s first quarter were merit salary increases and higher commissions and incentive compensation. The higher level of salaries and employee benefits expenses in the recent quarter compared with the final 2001 quarter was due, in part, to increased costs associated with incentive-based compensation arrangements and pension and other post-retirement benefits.

      Excluding the nonoperating expense items previously noted, nonpersonnel expense totaled $96 million in the recent quarter, compared with $91 million in the first quarter of 2001 and $104 million in 2001’s fourth quarter. The most significant factors in the increase from the year-earlier period were higher expenses for advertising, professional services and residential mortgage loan origination activities. The decline in nonpersonnel expenses incurred in the recently completed quarter compared with 2001’s fourth quarter was largely due to lower professional services and advertising costs.

      The Company’s efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and other income measures how much of a company’s revenue is consumed by operating expenses. The Company’s efficiency ratio, calculated using the operating expense totals noted above and excluding gains from sales of bank investment securities from other income, improved to 48.9% during the recent quarter, down from 50.8% during the first quarter of 2001 and 49.2% in 2001’s final quarter.

Capital

Stockholders’ equity at March 31, 2002 was $2.9 billion and represented 9.42% of total assets, compared with $3.0 billion or 9.68% a year earlier and $2.9 billion or 9.35% at December 31, 2001. Stockholders’ equity per share was $31.67 at March 31, 2002, up from $30.84 and $31.33 at March 31 and December 31, 2001, respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets (and applicable deferred tax balances) was $18.68 at March 31, 2002, compared with $17.33 a year earlier and $18.34 at December 31, 2001.

      To complete the acquisition of Premier on February 9, 2001, M&T issued 2,440,812 shares of common stock to former holders of Premier common stock and assumed employee stock options to purchase 224,734 shares of M&T common stock, resulting in an addition to stockholders’ equity of $176 million. In November 2001, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. During the first quarter of 2002, M&T repurchased 1,306,500 shares of common stock pursuant to such plan at an average cost per share of $76.02. From the announcement date of the plan through March 31, 2002, M&T had repurchased a total of 1,931,013 shares of common stock at an average cost of $74.62 per share.

      Included in stockholders’ equity at March 31, 2002 was accumulated other comprehensive income, which reflected a gain of $12 million, or $.13 per common share, representing the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with unrealized gains of $21 million, or $.22 per share, at March 31, 2001 and $23 million, or $.25 per share, at December 31, 2001. Such unrealized gains are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Accumulated other comprehensive income also reflects an unrealized gain of $.3 million at March 31, 2002 and an unrealized loss of $.3 million at December 31, 2001, representing the after-tax estimated fair values of interest rate swap agreements designated as cash flow hedges. There were no cash flow hedges outstanding at March 31, 2001.

      Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $318 million carrying value of trust preferred securities as described in note 5 of Notes to Financial Statements. As of March 31, 2002, total capital further included $559 million of subordinated notes issued by M&T Bank in prior years.

      The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or cash net income (reduced by the impact of nonrecurring merger-related expenses) less dividends paid expressed as an annualized percentage of regulatory “core capital” at the beginning of each period, was 21.91% during the first quarter of 2002, compared with 18.58% and 21.35% in the first and fourth quarters of 2001, respectively.

      The regulatory capital ratios of the Company, Olympia Financial Corporation (“Olympia”), a wholly owned subsidiary of M&T, M&T Bank and M&T Bank, N.A. as of March 31, 2002 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

March 31, 2002

	M&T		M&T	M&T
	(Consolidated)	Olympia	Bank	Bank, N.A.

Core capital	7.49%	7.06%	7.27%	15.38%
Total capital	10.85%	10.46%	10.67%	16.32%
Leverage	6.64%	6.27%	6.47%	9.00%

Segment Information

The Commercial Banking segment recorded net income of $31 million in the first quarter of 2002, up from $29 million and $30 million in the first and fourth quarters of 2001, respectively. As compared with the two earlier quarters, the improved net income during the recent quarter resulted from a $5 million decline in net interest income that was offset by lower provisions for credit losses. The decrease in net interest income from the first quarter of 2001 was predominately the result of a 34 basis point decline in the segment’s net interest margin. The lower net interest income compared with the last quarter of 2001 resulted from a 13 basis point decrease in net interest margin and a 2% decline in average loans outstanding. The segment’s provision for credit losses during 2002’s initial quarter was $6 million lower than in the first and fourth quarters of 2001, largely the result of lower net loan charge-offs.

      In the first quarter of 2002, the Commercial Real Estate segment contributed net income of $22 million, representing increases over the first and fourth quarters of 2001 of $2 million and $1 million, respectively. An increase of $3 million in net interest income, the result of a 6% increase in average loan balances outstanding and an 11 basis point improvement in the net interest margin earned on loan balances, was the major component contributing to the recent quarter’s improved earnings compared with the year-earlier quarter. Approximately three-fourths of the year-over-year growth was attributable to increased loan balances outstanding in the metropolitan New York City area. A lower provision for credit losses of $1 million in the recent quarter compared with 2001’s fourth quarter, the result of recoveries of loans previously charged off, contributed to the improved earnings during the first quarter of 2002 as compared with the fourth quarter of 2001.

      Net income for the Discretionary Portfolio segment in the first quarter of 2002 was $15 million, compared with $11 million and $16 million in the first and fourth quarters of 2001, respectively. The major factor in the increase in net income from the first quarter of 2001 was a $5 million increase in net interest income, largely the result of a 9 basis point widening of the segment’s net interest margin. A $3 million decline in tax-exempt income earned from bank owned life insurance, offset in part by higher net interest income, led to the decrease in earnings in the recent quarter as compared with the fourth quarter of 2001.

      The Residential Mortgage Banking segment earned net income of $14 million in the first quarter of 2002, compared with $9 million in the first quarter of 2001 and $15 million in the last quarter of 2001. The higher level of earnings in the first quarter of 2002 compared with the similar 2001 period was largely due to the effects of substantially higher residential mortgage loan origination volumes, which resulted from a generally favorable interest rate environment for borrowers, and higher loan servicing fees. The higher loan origination volume in 2002 contributed to a $4 million, or 21%, increase in realized gains from sales of residential mortgage loans and loan servicing rights, including sales to the Discretionary Portfolio segment of the Company, and unrealized gains from recording residential mortgage loans held for sale, commitments to originate loans for sale, and commitments to sell loans at fair market value. Revenues from servicing residential mortgage loans for others, including the Discretionary Portfolio segment, increased from the first quarter of 2001 by $1 million or 11%. Net interest income was $13 million higher in the first quarter of 2002 as compared with the year earlier quarter, predominately the result of a 55% increase in the average balance of loans and a 241 basis point increase in the net interest margin earned on such loans. Reflecting the recent quarter’s higher revenues, operating expenses increased by 26% from $30 million in the first quarter of 2001 to $38 million in 2002’s initial quarter. Lower revenues from loan origination and sales activities, including gains from sales of loans to the Company’s Discretionary Portfolio segment, contributed to the decrease in the segment’s net income from the fourth quarter of 2001.

      Retail Banking earned $41 million in 2002’s first quarter, down from $53 million in 2001’s comparable quarter and $44 million in the fourth quarter of 2001. Lower net interest income of $16 million was the leading factor contributing to the recent quarter’s decrease from the first quarter of 2001. A $1.2 billion, or 17% increase, in loan balances outstanding, led by higher automobile loan and home equity line of credit balances, was offset by a 7% decrease in average deposit balances and a 28 basis point narrowing of the segment’s net interest margin. A reduction in net interest income of $11 million, partially offset by lower operating expenses of $5 million, were the leading factors contributing to the decrease in the recent quarter’s net income as compared with the fourth quarter of 2001. The lower net interest income was largely the result of reduced net interest margins on deposit and loan balances of 13 and 20 basis points, respectively. Lower costs for advertising and professional services contributed to the decline in operating expenses.

      The “All Other” category includes other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and, among other things, includes amortization of goodwill (prior to 2002) and core deposit and other intangible assets, nonrecurring merger-related expenses resulting from acquisitions, and the net impact of the Company’s internal funds transfer pricing methodology. The net loss recorded in the “All Other” category was $1 million in the first quarter of 2002, down from $38 million and $24 million in the first and fourth quarters of 2001, respectively. The improvement in the initial quarter of 2002 was predominately the result of the Company’s internal funds transfer pricing methodology and the cessation of amortization of goodwill resulting from the adoption of SFAS No. 142 as of January 1, 2002.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of SFAS No. 143 are not expected to have a material impact on the Company’s consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the provisions for the disposal of a segment of a business in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects

of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. For long-lived assets to be held and used, SFAS No. 144 requires recognition of an impairment loss if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and exceeds its fair value. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no effect on the Company’s consolidated financial statements for the quarter ended March 31, 2002.

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

      Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; credit losses; sources of liquidity; legislation affecting the financial services industry as a whole, and /or M&T and its subsidiaries individually; regulatory supervision and oversight, including required capital levels; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes, including environmental regulations; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and material differences in the actual financial results of merger and acquisition activities compared to the Company’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2002 First quarter			2001 Fourth quarter			2001 Third quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$5,059	$65,183	5.23%	5,181	74,088	5.67%	5,340	90,615	6.73%
Real estate — commercial	9,371	166,685	7.11	9,401	173,920	7.40	9,322	183,790	7.89
Real estate — consumer	5,240	96,092	7.33	5,317	101,077	7.60	5,336	103,709	7.77
Consumer	5,439	93,130	6.94	5,118	97,708	7.58	4,833	95,543	7.84

Total loans and leases, net	25,109	421,090	6.80	25,017	446,793	7.09	24,831	473,657	7.57

Money-market assets
Interest-bearing deposits at banks	5	18	1.61	4	21	1.93	4	29	2.96
Federal funds sold and agreements to resell securities	245	1,070	1.77	162	909	2.23	17	167	3.88
Trading account	12	72	2.30	12	97	3.13	13	105	3.17

Total money-market assets	262	1,160	1.80	178	1,027	2.28	34	301	3.49

Investment securities**
U.S. Treasury and federal agencies	1,360	21,125	6.30	1,480	24,223	6.49	1,624	26,703	6.52
Obligations of states and political subdivisions	296	4,717	6.37	299	5,307	7.09	319	5,597	7.01
Other	1,254	16,694	5.40	1,250	18,433	5.85	1,291	19,968	6.14

Total investment securities	2,910	42,536	5.93	3,029	47,963	6.28	3,234	52,268	6.41

Total earning assets	28,281	464,786	6.67	28,224	495,783	6.97	28,099	526,226	7.43

Allowance for credit losses	(433)			(421)			(416)
Cash and due from banks	724			734			720
Other assets	2,698			2,739			2,716

Total assets	$31,270			31,276			31,119

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$738	919	.51	753	1,261	.66	708	1,896	1.06
Savings deposits	8,459	26,973	1.29	8,009	29,258	1.45	7,444	32,515	1.73
Time deposits	8,141	72,898	3.63	8,307	88,046	4.21	8,506	104,985	4.90
Deposits at foreign office	479	1,791	1.52	363	1,717	1.89	378	3,115	3.27

Total interest-bearing deposits	17,817	102,581	2.33	17,432	120,282	2.74	17,036	142,511	3.32

Short-term borrowings	2,963	12,883	1.76	3,488	19,207	2.18	3,621	32,808	3.59
Long-term borrowings	3,725	44,663	4.86	3,533	47,360	5.32	3,689	52,355	5.63

Total interest-bearing liabilities	24,505	160,127	2.65	24,453	186,849	3.03	24,346	227,674	3.71

Noninterest-bearing deposits	3,455			3,466			3,384
Other liabilities	370			410			386

Total liabilities	28,330			28,329			28,116

Stockholders’ equity	2,940			2,947			3,003

Total liabilities and stockholders’ equity	$31,270			31,276			31,119

Net interest spread			4.02			3.94			3.72
Contribution of interest-free funds			.35			.40			.50

Net interest income/margin on earning assets		$304,659	4.37%		308,934	4.34%		298,552	4.22%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.	(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2001 Second quarter			2001 First quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$5,383	$99,701	7.43%	5,178	107,830	8.45%
Real estate — commercial	9,232	186,385	8.08	8,935	188,067	8.42
Real estate — consumer	5,263	103,686	7.88	4,991	99,295	7.96
Consumer	4,582	95,509	8.36	4,288	96,603	9.14

Total loans and leases, net	24,460	485,281	7.96	23,392	491,795	8.53

Money-market assets
Interest-bearing deposits at banks	4	29	3.34	3	37	4.59
Federal funds sold and agreements to resell securities	14	164	4.56	59	787	5.48
Trading account	13	95	2.86	13	116	3.54

Total money-market assets	31	288	3.69	75	940	5.11

Investment securities**
U.S. Treasury and federal agencies	1,781	29,285	6.60	1,955	33,697	6.99
Obligations of states and political subdivisions	380	7,161	7.54	332	6,418	7.75
Other	1,341	22,409	6.70	1,183	20,115	6.89

Total investment securities	3,502	58,855	6.74	3,470	60,230	7.04

Total earning assets	27,993	544,424	7.80	26,937	552,965	8.33

Allowance for credit losses	(406)			(391)
Cash and due from banks	683			685
Other assets	2,747			2,647

Total assets	$31,017			29,878

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$708	2,206	1.25	717	3,185	1.80
Savings deposits	7,280	34,529	1.90	6,765	38,152	2.29
Time deposits	9,029	120,721	5.36	9,803	140,188	5.80
Deposits at foreign office	304	3,027	3.99	263	3,405	5.25

Total interest-bearing deposits	17,321	160,483	3.72	17,548	184,930	4.27

Short-term borrowings	3,543	38,526	4.36	2,452	34,269	5.67
Long-term borrowings	3,485	53,468	6.15	3,443	57,398	6.76

Total interest-bearing liabilities	24,349	252,477	4.16	23,443	276,597	4.78

Noninterest-bearing deposits	3,269			3,186
Other liabilities	384			383

Total liabilities	28,002			27,012

Stockholders’ equity	3,015			2,866

Total liabilities and stockholders’ equity	$31,017			29,878

Net interest spread			3.64			3.55
Contribution of interest-free funds			.54			.61

Net interest income/margin on earning assets		$291,947	4.18%		276,368	4.16%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

QUARTERLY TRENDS

	2002	2001 Quarters

	First quarter	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$464,786	495,783	526,226	544,424	552,965
Interest expense	160,127	186,849	227,674	252,477	276,597

Net interest income	304,659	308,934	298,552	291,947	276,368
Less: provision for credit losses	24,000	33,000	28,000	24,000	18,500
Other income	124,228	127,696	120,167	117,836	111,727
Less: other expense	223,233	244,311	236,194	233,012	234,801

Income before income taxes	181,654	159,319	154,525	152,771	134,794
Applicable income taxes	57,491	53,515	52,401	53,164	46,741
Taxable-equivalent adjustment	3,599	4,070	4,257	4,799	4,387

Net income	$120,564	101,734	97,867	94,808	83,666

Per common share data
Basic earnings	$1.29	1.08	1.02	0.98	.88
Diluted earnings	1.25	1.05	.98	.94	.85
Cash dividends	$.25	.25	.25	.25	.25
Average common shares outstanding Basic	93,265	94,269	96,115	97,125	95,427
Diluted	96,494	97,179	99,597	100,722	98,605

Performance ratios, annualized
Return on Average assets	1.56%	1.29%	1.25%	1.23%	1.14%
Average common stockholders’ equity	16.63%	13.70%	12.93%	12.61%	11.84%
Net interest margin on average earning assets (taxable-equivalent basis)	4.37%	4.34%	4.22%	4.18%	4.16%
Nonperforming assets to total assets, at end of quarter	.65%	.66%	.67%	.55%	.56%
Efficiency ratio (a)	52.07%	55.95%	56.44%	57.08%	58.45%

Cash (tangible) operating results (b)
Net income (in thousands)	$129,357	126,451	123,523	119,899	112,391
Diluted net income per common share	1.34	1.30	1.24	1.19	1.14
Annualized return on
Average tangible assets	1.75%	1.67%	1.64%	1.62%	1.59%
Average tangible common stockholders’ equity	30.38%	29.43%	28.39%	27.99%	27.93%
Efficiency ratio (a)	48.91%	49.16%	49.03%	49.45%	50.77%

Balance sheet data
Dollars in millions, except per share
Average balances
Total assets	$31,270	31,276	31,119	31,017	29,878
Earning assets	28,281	28,224	28,099	27,993	26,937
Investment securities	2,910	3,029	3,234	3,502	3,470
Loans and leases, net of unearned discount	25,109	25,016	24,831	24,460	23,392
Deposits	21,272	20,897	20,420	20,590	20,734
Stockholders’ equity	2,940	2,947	3,003	3,015	2,866

At end of quarter
Total assets	$31,296	31,450	31,139	31,202	30,925
Earning assets	28,337	28,270	28,118	28,200	27,895
Investment securities	2,861	3,024	3,153	3,377	3,705
Loans and leases, net of unearned discount	25,138	25,188	24,946	24,774	24,168
Deposits	21,624	21,580	20,522	20,041	20,978
Stockholders’ equity	2,947	2,939	2,956	2,987	2,992
Equity per common share	31.67	31.33	31.19	31.00	30.84
Tangible equity per common share	18.68	18.34	17.85	17.68	17.33

Market price per common share
High	$82.24	74.50	82.11	79.00	69.99
Low	71.19	65.08	63.70	66.55	59.80
Closing	80.37	72.85	74.00	75.50	69.90

(a)	Excludes impact of nonrecurring merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill, core deposit and other intangible assets and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      The 2002 Annual Meeting of Stockholders of M&T was held on April 16, 2002. At the 2002 Annual Meeting, stockholders elected twenty-four (24) directors, all of whom were then serving as directors of M&T, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was elected at the 2002 Annual Meeting.

	Number of Votes

Nominee	For	Withheld

William F. Allyn	84,317,186	275,172
Brent D. Baird	84,410,334	182,024
John H. Benisch	84,327,847	264,511
Robert J. Bennett	84,402,143	190,215
C. Angela Bontempo	84,343,735	248,623
Robert T. Brady	81,977,516	2,614,842
Patrick J. Callan	84,381,162	211,196
Carl L. Campbell	83,873,970	718,388
R. Carlos Carballada	83,963,678	628,680
T. Jefferson Cunningham III	84,361,270	231,088
Donald Devorris	84,313,796	278,562
Richard E. Garman	84,280,405	311,953
James V. Glynn	84,321,481	270,877
Daniel R. Hawbaker	84,337,455	254,903
Patrick W.E. Hodgson	84,397,358	195,000
Samuel T. Hubbard, Jr.	84,356,187	236,171
Richard G. King	84,250,370	341,988
Reginald B. Newman, II	84,354,834	237,524
Jorge G. Pereira	84,360,061	232,297
Robert E. Sadler, Jr.	84,412,711	179,647
Stephen G. Sheetz	84,323,944	268,414
John L. Vensel	84,327,619	264,739
Herbert L. Washington	81,992,204	2,600,154
Robert G. Wilmers	84,404,528	187,830

Item 5. Other Information.

      (None.)

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits. There are no exhibits filed as a part of this report.

      (b) Reports on Form 8-K. M&T did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 14, 2002	By:	/s/ Michael P. Pinto

Michael P. Pinto
Executive Vice President
and Chief Financial Officer