Form 10-Q
period 2002-06-30
M&T BANK CORP
filed 2002-07-31
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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
Yes   X     No

Number of shares of the registrant’s Common Stock, $.50 par value, outstanding as of the close of business on July 26, 2002: 91,836,751 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2002

Table of Contents of Information Required in Report	Page

Part I.  FINANCIAL INFORMATION

Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings.	38

Item 2.	Changes in Securities and Use of Proceeds.	38

Item 3.	Defaults Upon Senior Securities.	38

Item 4.	Submission of Matters to a Vote of Security Holders.	38

Item 5.	Other Information.	38

Item 6.	Exhibits and Reports on Form 8-K.	38

SIGNATURES	38

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)
		June 30,	December 31,
Dollars in thousands, except per share		2002	2001

Assets	Cash and due from banks	$864,158	965,664

	Money-market assets

	Interest-bearing deposits at banks	5,685	4,341

	Federal funds sold and agreements to resell securities	44,261	41,086

	Trading account	42,568	38,929

	Total money-market assets	92,514	84,356

	Investment securities

	Available for sale (cost: $2,538,790 at June 30, 2002;

	$2,627,509 at December 31, 2001)	2,593,939	2,663,184

	Held to maturity (market value: $106,542 at June 30, 2002;

	$122,107 at December 31, 2001)	105,184	121,508

	Other (market value: $261,389 at June 30, 2002;

	$239,445 at December 31, 2001)	261,389	239,445

	Total investment securities	2,960,512	3,024,137

	Loans and leases	25,811,365	25,395,468

	Unearned discount	(207,796)	(207,708)

	Allowance for credit losses	(436,395)	(425,008)

	Loans and leases, net	25,167,174	24,762,752

	Premises and equipment	247,401	261,877

	Goodwill	1,097,553	1,097,553

	Core deposit and other intangible assets	143,589	170,273

	Accrued interest and other assets	1,112,630	1,083,584

	Total assets	$31,685,531	31,450,196

Liabilities	Noninterest-bearing deposits	$3,800,508	3,704,004

	NOW accounts	963,786	930,400

	Savings deposits	8,438,081	7,980,065

	Time deposits	7,437,924	8,188,036

	Deposits at foreign office	1,217,273	777,895

	Total deposits	21,857,572	21,580,400

	Federal funds purchased and agreements

	to repurchase securities	1,132,441	2,133,558

	Other short-term borrowings	1,111,831	912,272

	Accrued interest and other liabilities	394,882	422,746

	Long-term borrowings	4,211,920	3,461,769

	Total liabilities	28,708,646	28,510,745

Stockholders’ equity	Preferred stock, $1 par, 1,000,000 shares authorized,

	none outstanding	—	—

	Common stock, $.50 par, 150,000,000 shares authorized,

	97,139,347 shares issued at June 30, 2002

	and December 31, 2001	48,570	48,570

	Common stock issuable, 127,675 shares at June 30, 2002;

	130,428 shares at December 31, 2001	6,214	6,162

	Additional paid-in capital	1,062,094	1,096,340

	Retained earnings	2,213,358	2,017,700

	Accumulated other comprehensive income, net	35,354	22,819

	Treasury stock - common, at cost - 5,074,726 shares at

	June 30, 2002; 3,455,373 shares at December 31, 2001	(388,705)	(252,140)

	Total stockholders' equity	2,976,885	2,939,451

	Total liabilities and stockholders' equity	$31,685,531	31,450,196

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
		Three months ended June 30		Six months ended June 30
In thousands, except per share		2002	2001	2002	2001

Interest income	Loans and leases, including fees	$420,203	483,955	$840,146	974,567

	Money-market assets

	Deposits at banks	22	29	40	66

	Federal funds sold and agreements

	to resell securities	1,119	164	2,189	951

	Trading account	48	82	106	184

	Investment securities

	Fully taxable	35,043	48,837	69,940	99,441

	Exempt from federal taxes	4,990	6,558	10,191	12,994

	Total interest income	461,425	539,625	922,612	1,088,203

Interest expense	NOW accounts	1,055	2,206	1,974	5,391

	Savings deposits	26,973	34,529	53,946	72,681

	Time deposits	63,722	120,721	136,620	260,909

	Deposits at foreign office	1,516	3,027	3,307	6,432

	Short-term borrowings	11,825	38,526	24,708	72,795

	Long-term borrowings	46,858	53,468	91,521	110,866

	Total interest expense	151,949	252,477	312,076	529,074

	Net interest income	309,476	287,148	610,536	559,129

	Provision for credit losses	28,000	24,000	52,000	42,500

	Net interest income after provision for credit losses	281,476	263,148	558,536	516,629

Other income	Mortgage banking revenues	23,281	25,029	51,193	50,689

	Service charges on deposit accounts	40,811	36,313	80,336	68,847

	Trust income	15,318	16,317	31,123	32,144

	Brokerage services income	12,078	9,470	22,997	19,480

	Trading account and foreign exchange gains	386	1,566	1,429	2,368

	Gain (loss) on sales of bank investment securities	(170)	1,550	1	1,629

	Other revenues from operations	29,475	27,591	58,328	54,406

	Total other income	121,179	117,836	245,407	229,563

Other expense	Salaries and employee benefits	115,650	109,455	229,053	215,342

	Equipment and net occupancy	25,727	27,727	52,931	55,885

	Printing, postage and supplies	5,871	6,230	11,904	13,304

	Amortization of goodwill	—	15,762	—	30,509

	Amortization of core deposit and other intangible assets	13,142	15,387	26,685	30,451

	Other costs of operations	62,826	58,451	125,876	122,322

	Total other expense	223,216	233,012	446,449	467,813

	Income before taxes	179,439	147,972	357,494	278,379

	Income taxes	57,945	53,164	115,436	99,905

	Net income	$121,494	94,808	$242,058	178,474

	Net income per common share

	Basic	$1.31	.98	$2.60	1.85

	Diluted	1.26	.94	2.51	1.79

	Cash dividends per common share	$.25	.25	$.50	.50

	Average common shares outstanding

	Basic	92,608	97,125	92,934	96,281

	Diluted	96,188	100,722	96,339	99,668

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
		Six months ended June 30
In thousands		2002	2001

Cash flows from	Net income	$242,058	178,474

operating activities	Adjustments to reconcile net income to net cash

	provided by operating activities

	Provision for credit losses	52,000	42,500

	Depreciation and amortization of premises

	and equipment	19,846	20,477

	Amortization of capitalized servicing rights	18,325	15,126

	Amortization of goodwill	—	30,509

	Amortization of core deposit and other intangible assets	26,685	30,451

	Provision for deferred income taxes	(12,366)	(15,031)

	Asset write-downs	643	749

	Net (gain) loss on sales of assets	205	(866)

	Net change in accrued interest receivable, payable	(18,907)	(6,814)

	Net change in other accrued income and expense	(21,578)	(16,593)

	Net change in loans held for sale	360,364	(316,427)

	Net change in trading account assets and liabilities	(699)	236

	Net cash provided (used) by operating activities	666,576	(37,209)

Cash flows from	Proceeds from sales of investment securities

investing activities	Available for sale	15,186	274,014

	Other	5,528	18

	Proceeds from maturities of investment securities

	Available for sale	357,732	430,211

	Held to maturity	56,090	33,694

	Purchases of investment securities

	Available for sale	(289,078)	(276,564)

	Held to maturity	(39,860)	(34,561)

	Other	(27,472)	(23,636)

	Additions to capitalized servicing rights	(34,034)	(17,790)

	Net increase in loans and leases	(820,133)	(752,754)

	Capital expenditures, net	(5,739)	(10,099)

	Acquisitions, net of cash acquired:

	Banks and bank holding companies	(2,000)	(56,247)

	Other, net	14,272	(11,372)

	Net cash used by investing activities	(769,508)	(445,086)

Cash flows from	Net increase (decrease) in deposits	280,474	(1,575,914)

financing activities	Net increase (decrease) in short-term borrowings	(801,502)	1,863,300

	Proceeds from long-term borrowings	800,792	450,450

	Payments on long-term borrowings	(52,657)	(165,210)

	Purchases of treasury stock	(208,735)	(82,299)

	Dividends paid - common	(46,336)	(48,432)

	Other, net	32,565	16,345

	Net cash provided by financing activities	4,601	458,240

	Net decrease in cash and cash equivalents	$(98,331)	(24,055)

	Cash and cash equivalents at beginning of period	1,006,750	767,520

	Cash and cash equivalents at end of period	$908,419	743,465

Supplemental	Interest received during the period	$924,315	1,109,019

disclosure of cash	Interest paid during the period	331,312	559,205

flow information	Income taxes paid during the period	136,435	73,286

Supplemental schedule of	Real estate acquired in settlement of loans	$11,944	7,459

noncash investing and	Acquisition of banks and bank holding companies:

financing activities	Common stock issued	—	169,270

	Fair value of:

	Assets acquired (noncash)	—	1,674,360

	Liabilities assumed	—	1,461,449

	Stock options	—	6,646

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income, net	stock	Total

2001

Balance — January 1, 2001	$—	46,622	4,077	914,575	1,735,643	(432)	—	$2,700,485

Comprehensive income:

Net income	—	—	—	—	178,474	—	—	178,474

Other comprehensive income, net of tax:

Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—	—	10,849	—	10,849

								189,323

Purchases of treasury stock	—	—	—	—	—	—	(82,299)	(82,299)

Acquisition of Premier National Bancorp, Inc.:

Common stock issued	—	1,220	—	168,050	—	—	—	169,270

Fair value of stock options	—	—	—	6,646	—	—	—	6,646

Repayment of management stock ownership program receivable	—	—	—	112	—	—	—	112

Stock-based compensation plans:

Exercise of stock options	—	722	—	38,904	—	—	9,159	48,785

Directors’ stock plan	—	2	—	231	—	—	—	233

Deferred compensation plans, net, including dividend equivalents	—	4	2,323	338	(80)	—	—	2,585

Common stock cash dividends - $.50 per share	—	—	—	—	(48,432)	—	—	(48,432)

Balance — June 30, 2001	$—	48,570	6,400	1,128,856	1,865,605	10,417	(73,140)	$2,986,708

2002

Balance — January 1, 2002	$—	48,570	6,162	1,096,340	2,017,700	22,819	(252,140)	$2,939,451

Comprehensive income:

Net income	—	—	—	—	242,058	—	—	242,058

Other comprehensive income, net of tax:

Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—	—	12,619	—	12,619

Unrealized losses on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	(84)	—	(84)

								12,535

Purchases of treasury stock	—	—	—	—	—	—	(208,735)	(208,735)

Stock-based compensation plans:

Exercise of stock options	—	—	—	(34,000)	—	—	71,101	37,101

Directors’ stock plan	—	—	—	2	—	—	475	477

Deferred compensation plans, net, including dividend equivalents	—	—	52	(248)	(64)	—	594	334

Common stock cash dividends - $.50 per share	—	—	—	—	(46,336)	—	—	(46,336)

Balance — June 30, 2002	$—	48,570	6,214	1,062,094	2,213,358	35,354	(388,705)	$2,976,885

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Six months ended June 30
In thousands	2002	2001

Beginning balance	$425,008	374,703

Provision for credit losses	52,000	42,500

Allowance obtained through acquisitions	—	22,112

Net charge-offs
Charge-offs	(48,826)	(41,538)

Recoveries	8,213	10,729

Total net charge-offs	(40,613)	(30,809)

Ending balance	$436,395	408,506

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

As a result of the adoption of SFAS No. 142, the Company ceased amortization of goodwill associated with corporate acquisitions effective January 1, 2002. As prescribed by SFAS No. 142, the following is a reconciliation of reported net income and earnings per share and net income and earnings per share adjusted to exclude the impact of amortization of goodwill for the three months and six months ended June 30, 2001:

	Three months ended	Six months ended
	June 30, 2001	June 30, 2001

	(in thousands, except per share)
Net income:

As reported	$94,808	178,474

Amortization of goodwill	15,762	30,509

Adjusted net income	$110,570	208,983

Basic earnings per share:

As reported	$.98	1.85

Amortization of goodwill	.16	.32

Adjusted basic earnings per share	$1.14	2.17

Diluted earnings per share:

As reported	$.94	1.79

Amortization of goodwill	.16	.31

Adjusted diluted earnings per share	$1.10	2.10

In accordance with the provisions of SFAS No. 142, the Company continues to amortize core deposit and other intangible assets over the estimated remaining life of each respective asset. Amortizing intangible assets were comprised of the following:

	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount

		(in thousands)
June 30, 2002

Core deposit	$249,960	121,976	127,984

Other	35,016	19,411	15,605

Total	$284,976	141,387	143,589

December 31, 2001

Core deposit	$249,960	98,800	151,160

Other	35,016	15,903	19,113

Total	$284,976	114,703	170,273

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Goodwill and other intangible assets, continued

Amortization of core deposit and other intangible assets was generally computed using an accelerated method over original amortization periods of five to ten years. The weighted average original amortization period was approximately seven years. The remaining weighted average amortization period as of January 1, 2002 was approximately five years. Amortization expense for core deposit and other intangible assets was $13,142,000 and $15,387,000 for the three months ended June 30, 2002 and 2001, respectively, and $26,685,000 and $30,451,000 for the six months ended June 30, 2002 and 2001, respectively. Estimated amortization expense in 2002 and future years for intangible assets is as follows:

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

A summary of goodwill assigned to each of the Company’s reportable segments for purposes of testing for impairment was as follows:

(in thousands)
Commercial Banking	$236,012

Commercial Real Estate	114,883

Discretionary Portfolio	—

Residential Mortgage Banking	—

Retail Banking	627,564

All Other	119,094

Total	$1,097,553

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Earnings per share

The computations of basic earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

		(in thousands, except per share)
Income available to common stockholders:

Net income	$121,494	94,808	242,058	178,474

Weighted-average shares outstanding (including common stock issuable)	92,608	97,125	92,934	96,281

Basic earnings per share	$1.31	.98	2.60	1.85

The computations of diluted earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

		(in thousands, except per share)
Income available to common stockholders	$121,494	94,808	242,058	178,474

Weighted-average shares outstanding	92,608	97,125	92,934	96,281

Plus: incremental shares from assumed conversion of stock options	3,580	3,597	3,405	3,387

Adjusted weighted-average shares outstanding	96,188	100,722	96,339	99,668

Diluted earnings per share	$1.26	.94	2.51	1.79

4. Comprehensive income

The following tables display the components of other comprehensive income:

	Six months ended June 30, 2002

	Before-tax	Income
	amount	taxes	Net

		(in thousands)
Unrealized gains on investment securities:

Unrealized holding gains during period	$19,475	(6,862)	12,613

Less: reclassification adjustment for gains realized in net income	1	(7)	(6)

	19,474	(6,855)	12,619

Unrealized losses on cash flow hedges	(131)	47	(84)

Net unrealized gains	$19,343	(6,808)	12,535

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Comprehensive income, continued

	Six months ended June 30, 2001

	Before-tax	Income
	amount	taxes	Net

		(in thousands)
Unrealized gains on investment securities:

Unrealized holding gains during period	$19,480	(7,640)	11,840

Less: reclassification adjustment for gains realized in net income	1,629	(638)	991

Net unrealized gains	$17,851	(7,002)	10,849

Accumulated other comprehensive income, net consisted of unrealized gains (losses) as follows:

	Investment	Cash flow
	securities	hedges	Total

		(in thousands)
Balance — January 1, 2002	$23,117	(298)	22,819

Net gain (loss) during period	12,619	(84)	12,535

Balance — June 30, 2002	$35,736	(382)	35,354

Balance — January 1, 2001	$(432)	—	(432)

Net gain during period	10,849	—	10,849

Balance — June 30, 2001	$10,417	—	10,417

5. Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”) issued $310 million of preferred capital securities. Including the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of the common securities of Trust III, the preferred capital securities had a financial statement carrying value of approximately $318 million at June 30, 2002 and December 31, 2001.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Segment information, continued

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

			Three months ended June 30

		2002			2001

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

			(in thousands)
Commercial Banking (b)	$67,959	171	23,915	68,292	129	28,051

Commercial Real Estate (b)	45,562	342	23,531	42,006	229	21,655

Discretionary Portfolio	21,290	1,286	13,274	23,803	958	13,716

Residential Mortgage Banking	53,630	10,681	7,710	51,668	13,040	10,697

Retail Banking	195,965	4,229	42,750	206,104	3,092	52,587

All Other	46,249	(16,709)	10,314	13,111	(17,448)	(31,898)

Total	$430,655	—	121,494	404,984	—	94,808

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Segment information, continued

			Six months ended June 30

		2002			2001

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

			(in thousands)
Commercial Banking (b)	$133,198	295	53,642	136,815	316	56,346

Commercial Real Estate (b)	89,180	608	46,178	81,927	423	42,199

Discretionary Portfolio	44,806	2,402	27,828	42,249	2,025	24,766

Residential Mortgage Banking	115,127	22,129	21,539	95,644	22,048	19,659

Retail Banking	386,422	7,838	83,384	407,417	5,950	105,251

All Other	87,210	(33,272)	9,487	24,640	(30,762)	(69,747)

Total	$855,943	—	242,058	788,692	—	178,474

		Average total assets

	Six months ended
	June 30		Year ended
			December 31
	2002	2001	2001

		(in millions)
Commercial Banking (b)	$6,177	6,357	6,317

Commercial Real Estate (b)	6,139	5,898	5,961

Discretionary Portfolio	7,042	7,438	7,359

Residential Mortgage Banking	1,544	1,204	1,361

Retail Banking	8,730	7,654	8,015

All Other	1,667	1,899	1,813

Total	$31,299	30,450	30,826

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $3,621,000 and $4,799,000 for the three-month periods ended June 30, 2002 and 2001, respectively, and $7,220,000 and $9,186,000 for the six-month periods ended June 30, 2002 and 2001, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Segment information, continued

(b)	During the second quarter of 2002, a strategic business unit which had previously been included in the Commercial Banking segment was moved to the Commercial Real Estate segment for internal profitability reporting purposes. As a result, approximately $270 million of loans were transferred from the Commercial Banking segment to the Commercial Real Estate segment. Reflecting this change, total revenues and net income decreased in the Commercial Banking segment and increased in the Commercial Real Estate segment from the amounts previously reported by approximately $2 million and $1 million, respectively, in each of the quarters since January 1, 2001. Prior period information has been reclassified to conform to current period presentation.

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

The Company incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of approximately $8 million ($5 million net of applicable income taxes) during the three-month period ended March 31, 2001. There were no similar expenses incurred during the three-month periods ended June 30, 2002 and 2001 and the six-month period ended June 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) reported net income in the second quarter of 2002 of $121 million or $1.26 of diluted earnings per common share, increases of 28% and 34%, respectively, from the second quarter of 2001 when net income was $95 million or $.94 of diluted earnings per common share. Net income was $121 million or $1.25 of diluted earnings per common share in the first quarter of 2002. Basic earnings per common share rose 34% to $1.31 in the recent quarter from $.98 in the year-earlier quarter and 2% from $1.29 earned in the initial 2002 quarter.

     For the six months ended June 30, 2002, net income was $242 million or $2.51 per diluted share, up 36% and 40%, respectively, from $178 million or $1.79 per diluted share during the first half of 2001. Basic earnings per share rose to $2.60 in the first six months of 2002 from $1.85 in the comparable 2001 period. The after-tax impact of nonrecurring merger-related expenses associated with M&T’s merger and acquisition activity lowered net income during the first six months of 2001 by approximately $5 million and diluted and basic earnings per share by $.05. There were no similar expenses during the first six months of 2002.

     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the second quarter of 2002 was 1.56%, equal to 2002’s initial quarter, but up from 1.23% in the year-earlier quarter. The annualized rate of return on average common stockholders’ equity was 16.49% in the recent quarter, compared with 12.61% in the second quarter of 2001 and 16.63% in the first quarter of 2002. During the first half of 2002, the annualized rates of return on average assets and average common stockholders’ equity were 1.56% and 16.56%, respectively, compared with 1.18% and 12.24%, respectively, in the corresponding 2001 period. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.21% and 12.57%, respectively, during the first six months of 2001.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revised accounting standards for purchased intangible assets, but not the accounting for internally developed intangible assets. SFAS No. 142, as amended, requires that most goodwill not be amortized, but rather that it be tested for impairment. Other acquired intangible assets with finite lives, such as core deposit intangible assets, are required to be amortized over their useful economic lives.

     In accordance with SFAS No. 142, effective January 1, 2002 the Company ceased amortization of goodwill associated with corporate acquisitions. Amortization of such goodwill during the second quarter and first six months of 2001, none of which was tax deductible, was $16 million ($.16 per diluted share) and $31 million ($.31 per diluted share), respectively. Amortization expense related to core deposit and other intangible assets was $9 million (after-tax), or $.09 per diluted share, during the second quarter of 2002 and 2001, and in the initial 2002 quarter. Similar amortization charges for the first six months of 2002 and 2001 were $17 million ($27 million before tax effect), or $.18 per diluted share and $18 million ($30 million before tax effect), or $.18 per diluted share, respectively. Pro forma net income and diluted earnings per share for last year’s second quarter, computed as if SFAS No. 142 had been effective in 2001, were $111 million and $1.10, respectively. Pro forma annualized returns on average assets and average common stockholders’ equity for the second quarter of 2001 were 1.43% and 14.71%, respectively, after excluding the impact of goodwill amortization. Pro forma net income and diluted earnings per share for the first half of 2001, calculated on the same basis as noted above, were $209 million and $2.10, respectively, while pro forma annualized returns on average assets and average common stockholders’ equity in that period were 1.38% and 14.33%, respectively.

     In accordance with SFAS No. 142, for purposes of testing for impairment of goodwill the Company assigned all of its recorded goodwill to the reporting units originally intended to benefit from past business combinations and completed a transitional goodwill impairment test as of January 1, 2002. The Company has determined that, pursuant to the provisions of SFAS No. 142, impairment of goodwill was not permitted or required as of January 1, 2002. At June 30, 2002, June 30, 2001 and December 31, 2001, the Company had goodwill of $1.1 billion recorded as assets. Core deposit and other intangible assets at June 30, 2002 totaled $144 million, compared with $200 million a year earlier and $170 million at December 31, 2001.

     On February 9, 2001, M&T acquired Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York. Premier National Bank, Premier’s bank subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal bank subsidiary, on that date. Premier National Bank operated 34 banking offices in the mid-Hudson Valley region of New York State. As of the merger date, assets acquired totaled approximately $1.8 billion, including approximately $1.0 billion of loans and leases, and liabilities assumed were approximately $1.5 billion, including approximately $1.4 billion of deposits. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operations acquired from Premier have been included in M&T’s financial results subsequent to the acquisition date. Premier’s stockholders received $171 million in cash and 2,440,812 shares of M&T common stock in exchange for the Premier shares outstanding at the time of the acquisition. In connection with the acquisition, the Company recorded approximately $178 million of goodwill and $32 million of core deposit intangible. During the first quarter of 2001, the Company incurred nonrecurring expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the operations of M&T Bank totaling approximately $8 million ($5 million after-tax). There were no similar expenses incurred during 2001’s second quarter, or during 2002.

Cash Operating Results

As a result of accounting for substantially all of its business combinations using the purchase method of accounting, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $1.2 billion at June 30, 2002 and $1.3 billion at June 30 and December 31, 2001. Since the amortization of these intangible assets does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a “cash” or “tangible” basis (which excludes the after-tax effect of amortization of goodwill and core deposit and other intangible assets and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein do not exclude the effect of other non-cash operating expenses such as depreciation, provision for credit losses, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis data do, however, exclude the after-tax impact of nonrecurring merger-related expenses associated with acquisitions.

     Cash net income was $130 million in the second quarter of 2002, up 8% from $120 million in the comparable quarter of 2001. Diluted cash earnings per share for the recent quarter were $1.35, an increase of 13% from $1.19 in the year-earlier quarter. Cash net income and diluted cash earnings per share were $129 million and $1.34, respectively, in the initial 2002 quarter. For the first six months of 2002, cash net income and diluted cash earnings per share were $259 million and $2.69, respectively, up 12% and 15%, respectively, from $232 million and $2.33 in the corresponding 2001 period.

     The annualized cash return on average tangible assets was 1.73% in the recent quarter, compared with 1.62% in the second quarter of 2001 and 1.75% in the initial quarter of 2002. Cash return on average tangible common equity was an annualized 29.69% in the second quarter of 2002, compared with 27.99% in the year-earlier quarter and 30.38% in the first quarter of 2002. For the first half of 2002, the annualized cash return on average tangible assets and average tangible common stockholders’ equity was 1.74% and 29.98%, respectively, compared with 1.61% and 27.96%, respectively, in the corresponding 2001 period. Including the effect of merger-related expenses, the annualized cash returns on average tangible assets and average tangible common stockholders’ equity for the first half of 2001 were 1.57% and 27.38%, respectively.

     A summary of net income and diluted earnings per share, pro forma net income and pro forma diluted earnings per share (computed as if SFAS No. 142 had been effective in 2001) and cash net income and diluted cash earnings per share follows:

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

	(in thousands, except per share)
Net income	$121,494	94,808	242,058	178,474

Amortization of goodwill(1)	—	15,762	—	30,509

Pro forma net income	121,494	110,570	242,058	208,983

Amortization of core deposit and other intangible assets(1)	8,533	9,329	17,326	18,463

Nonrecurring merger-related expenses(1)	—	—	—	4,844

Cash net income	$130,027	119,899	259,384	232,290

Diluted earnings per share	$1.26	.94	2.51	1.79

Amortization of goodwill(1)	—	.16	—	.31

Pro forma diluted earnings per share	1.26	1.10	2.51	2.10

Amortization of core deposit and other intangible assets(1)	.09	.09	.18	.18

Nonrecurring merger-related expenses(1)	—	—	—	.05

Diluted cash earnings per share	$1.35	1.19	2.69	2.33

(1) After any related tax effect

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income increased 7% to $313 million in the second quarter of 2002 from $292 million in the year-earlier quarter. Higher average loan balances outstanding and a widening of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, contributed to the improvement in net interest income. Average loans and leases rose $754 million, or 3%, to $25.2 billion in the second quarter of 2002 from $24.5 billion in the year-earlier quarter. Average balances of consumer loans, predominantly automobile loans and home equity lines of credit, rose $1.2 billion from the second quarter of 2001 to the recent quarter, while the average balance of commercial loans and leases decreased $313 million, due in part to the weakened economic conditions in the Company’s core markets, and residential real estate loans decreased $362 million, largely the result of customer repayments of loans. Taxable-equivalent net interest income was $305 million in the first quarter of 2002 when average loans and leases were $25.1 billion. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from

	2nd Qtr.	2nd Qtr.	1st Qtr.
	2002	2001	2002

Commercial, financial, etc.	$5,070	(6)%	—%

Real estate — commercial	9,432	2	1

Real estate — consumer	4,901	(7)	(6)

Consumer

Automobile	2,689	31	7

Home equity	1,734	42	10

Other	1,388	6	3

Total consumer	5,811	27	7

Total	$25,214	3%	—%

     For the first half of 2002, taxable-equivalent net interest income was $618 million, up 9% from $568 million in the corresponding 2001 period. An increase in average loans and leases of $1.2 billion was the leading factor contributing to this improvement.

     Investment securities averaged $2.9 billion in the recent quarter, little changed from the initial quarter of 2002, but down from $3.5 billion in the second quarter of 2001. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations, commercial real estate mortgage-backed securities, and shorter-term U.S. Treasury notes. The Company has also invested in debt securities issued by municipalities and debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or following completion of a business combination.

     Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, Federal funds sold and agreements to resell securities, averaged $273 million in 2002’s second quarter, compared with $31 million in the year-earlier quarter and $262 million in the first quarter of 2002. The size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

     As a result of the changes described herein, average earning assets increased 1% to $28.4 billion in the recent quarter from $28.0 billion in the second quarter of 2001. Average earning assets were $28.3 billion in the first quarter of 2002 and aggregated $28.3 billion and $27.5 billion for the six months ended June 30, 2002 and 2001, respectively.

     Core deposits are the most significant source of funding to the Company and are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T. Average core deposits were $17.6 billion in the second quarter of 2002, compared with $17.7 billion in the second quarter of 2001 and $17.4 billion in the initial 2002 quarter. The Company has experienced a shift in the composition of core deposits throughout 2001 and the first half of 2002, largely as a result of the lower interest rate environment. Reflecting a change in customer savings trends, average core savings deposits rose to $8.8 billion in the second quarter of 2002 from $7.3 billion in the comparable 2001 quarter and $8.4 billion in the initial 2002 quarter. In contrast, average time deposits less than $100,000 decreased to $4.5 billion in the recently completed quarter from $6.5 billion a year earlier and $4.8 billion in the first quarter of 2002. The accompanying table provides an analysis of quarterly changes in the components of average core deposits. For the six months ended June 30, 2002 and 2001, core deposits averaged $17.5 billion and $17.6 billion, respectively.

AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from

	2nd Qtr.	2nd Qtr.	1st Qtr.
	2002	2001	2002

NOW accounts	$757	7%	3%

Savings deposits	8,764	20	4

Time deposits less than $100,000	4,509	(30)	(7)

Noninterest-bearing deposits	3,585	10	4

Total	$17,615	(1)%	1%

     The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through M&T Bank’s offshore branch office, and brokered deposits. Brokered time deposits, which have been used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities, averaged $1.9 billion in the second and first quarters of 2002, compared with $463 million in the second quarter of 2001. At June 30, 2002, brokered time deposits totaled $2.0 billion and had a weighted average remaining term to maturity of .5 years. Certain of the brokered time deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $617 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $58 million and $60 million during the second and first quarters of 2002, respectively. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

     In addition to deposits, the Company uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $2.7 billion in the recent quarter, compared with $3.5 billion in the year-earlier quarter and $3.0 billion in the first quarter of 2002. Amounts borrowed from the FHLB and included in short-term borrowings averaged $964 million in the second quarter of 2002, $780 million in the second quarter of 2001 and $949 million in the first quarter of 2002. The remaining short-term borrowings were predominantly comprised of unsecured federal funds borrowings which generally mature daily. Long-term borrowings averaged $4.1 billion in the second quarter of 2002, compared with $3.5 billion and $3.7 billion in the second quarter of 2001 and the first quarter of 2002, respectively. Included in average long-term borrowings were amounts borrowed from the FHLB totaling $3.0 billion in the second quarter of 2002, compared with $2.3 billion and $2.6 billion in the second quarter of 2001 and the first quarter of 2002, respectively. Also included in average long-term borrowings were subordinated capital notes of $674 million and trust preferred securities with a carrying value of $318 million. Information regarding the trust preferred securities is provided in note 5 of Notes to Financial Statements.

     In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, changes in interest rates and spreads can impact net interest income. Throughout 2001, the Federal Reserve took numerous actions to lower the level of interest rates by reducing its benchmark overnight federal funds target rate by 475 basis points (hundredths of one percent). In general, such actions resulted in a greater and more rapid decline in short-term rates as compared with the decline in longer-term rates. The decline in short-term interest rates and the general steepening of the yield curve had a positive effect on the Company’s net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, in 2001 and the first half of 2002. The yield on the Company’s earning assets during the recent quarter was 6.57%, down 123 basis points from 7.80% in the second quarter of 2001, while the rate paid on interest-bearing liabilities decreased 166 basis points to 2.50% from 4.16% in the second quarter of 2001. The impact of the more rapid repricing of interest-bearing liabilities than earning assets combined with the magnitude of the interest rate reductions contributed to a 43 basis point increase in the net interest spread, from 3.64% in the second quarter of 2001 to 4.07% in 2002’s second quarter. In the first quarter of 2002, the net interest spread was 4.02%, the yield on earning assets was 6.67% and the rate paid on interest-bearing liabilities was 2.65%. For the first half of 2002, the net interest spread was 4.05%, an increase of 45 basis points from 3.60% in the corresponding 2001 period. The yield on earning assets and the rate paid on interest-bearing liabilities was 6.62% and 2.57%, respectively, in the first half of 2002, compared with 8.06% and 4.46%, respectively, in the year-earlier period.

     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Average net interest-free funds totaled $4.0 billion in the second quarter of 2002, up from $3.6 billion a year earlier and $3.8 billion in the initial 2002 quarter. During the first half of 2002 and 2001, average net interest-free funds were $3.9 billion and $3.6 billion, respectively. Goodwill and core deposit and other intangible assets averaged $1.2 billion and $1.4 billion during the second quarter of 2002 and 2001, respectively, and $1.3 billion during the initial 2002 quarter. The cash surrender value of bank owned life insurance averaged $600 million and $569 million in the second quarter of 2002 and 2001, respectively, and $592 million in the first quarter of 2002. Tax-exempt income earned from increases in the cash surrender value of bank owned life insurance is not included in interest income, but rather is recorded in “other revenues from operations.”

     The contribution of net interest-free funds to net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, was .36% in the second quarter of 2002, compared with .54% in the corresponding 2001 quarter and .35% in the first quarter of 2002. The lower contribution to net interest margin of net interest-free funds in the first two quarters of 2002 resulted primarily from the impact of lower interest rates on interest-bearing liabilities used to value such contribution. For the first six months of the year, the contribution of net interest-free funds to net interest margin was .35% in 2002 and .57% in 2001.

     Reflecting the changes described herein, the Company’s net interest margin was 4.43% in 2002’s second quarter, 25 basis points higher than 4.18% in the second quarter of 2001 and up 6 basis points from 4.37% in the initial 2002 quarter. During the first six months of 2002 and 2001, the net interest margin was 4.40% and 4.17%, respectively.

     In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of June 30, 2002 and 2001 was $869 million and $456 million, respectively, $516 million as of March 31, 2002 and $576 million as of December 31, 2001. Under the terms of $752 million of interest rate swap agreements in effect at June 30, 2002, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. Under the terms of the remaining $117 million of swap agreements, the Company pays a fixed rate of interest and receives a variable rate.

     As of June 30, 2002, $769 million of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges and $100 million had been designated as cash flow hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amount of hedge ineffectiveness of both fair value and cash flow hedges recognized in 2002 and 2001 was not material to the Company’s results of operations. The estimated fair value of interest rate swap agreements designated as fair value hedges was a gain of approximately $6 million at June 30, 2002, compared with gains of $4 million and $5 million at June 30 and December 31, 2001, respectively. The fair values of such swap agreements were substantially offset by unrealized losses on the fair values of the hedged items. The estimated fair value of the interest rate swap agreements designated as cash flow hedges was a loss of approximately $592 thousand at June 30, 2002. Net of applicable income taxes, such loss was approximately $382 thousand and has been included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet. The estimated fair value of the interest rate swap agreement designated as a cash flow hedge at December 31, 2001 was a loss of $461 thousand ($298 thousand after taxes). None of the Company’s interest rate swap agreements at June 30, 2001 were designated as cash flow hedges. The changes in the fair values of the interest rate swap agreements and the hedged items resulted from the effects of changing interest rates.

     The weighted average rates to be received and paid under interest rate swap agreements currently in effect were 3.00% and 2.09%, respectively, at June 30, 2002. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

	Three months ended June 30

	2002		2001

	Amount	Rate*	Amount	Rate *

Increase (decrease) in:

Interest income	$(192)	—%	$(74)	—%

Interest expense	(1,947)	(.03)	(1,756)	(.03)

Net interest income/margin	$1,755	.03%	$1,682	.02%

Average notional amount **	$749,940		$482,533

	Six months ended June 30

	2002		2001

	Amount	Rate*	Amount	Rate *

Increase (decrease) in:

Interest income	$(382)	—%	$(95)	—%

Interest expense	(4,787)	(.04)	(2,068)	(.02)

Net interest income/margin	$4,405	.03%	$1,973	.01%

Average notional amount **	$646,627		$502,953

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Excludes forward-starting interest rate swaps.

     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating costs, and to be used for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, lines of credit with the Federal Reserve Bank of New York, as well as other available borrowing facilities. M&T Bank has also obtained funding through issuances of subordinated capital notes. Informal and sometimes reciprocal sources of funding are also available to M&T Bank through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $1.1 billion, $2.1 billion and $3.0 billion at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. However, should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted, M&T Bank’s ability to obtain funding from these sources could be negatively impacted.

     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases is the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of this test, at June 30, 2002 approximately $253 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. This source of cash flows has been supplemented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities is included in note 5 of Notes to Financial Statements. M&T also maintains a

$30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at June 30, 2002 or at December 31, 2001.

     Management closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. Management does not anticipate engaging in any activities which would cause a significant strain on liquidity at either M&T or its subsidiary banks.

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

     The Company’s Asset-Liability Committee, which includes members of senior management, monitors the Company’s interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

     The accompanying table as of June 30, 2002 and December 31, 2001 displays the estimated impact on projected net interest income from non-trading financial instruments resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income

Changes in Interest Rates	June 30, 2002	December 31, 2001

+200 basis points	$6,422	(1,090)

+100 basis points	2,218	(3,960)

-100 basis points	(5,817)	298

-200 basis points	(13,445)	2,364

     Many assumptions were utilized by the Company to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, deposit maturities, and gradual changes in interest rates across repricing categories of 100 and 200 basis points up and down during a twelve-month period. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of changes in interest rates, market conditions, and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with this process, the amounts and changes in such amounts presented in the table are not considered significant to the Company's past or projected net interest income.

     The Company engages in trading activities to meet the financial needs of customers and to profit from perceived market opportunities. Financial instruments utilized in trading activities have included forward and futures contracts related to foreign currencies and mortgage-backed securities, U.S. Treasury and other government securities, mortgage-backed securities and interest rate contracts, such as swap agreements. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions as well as the type of trading activities conducted by the Company are subject to a well-defined series of potential loss exposure limits established by the Asset-Liability Committee, however, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.

     The notional amounts of interest rate contracts totaled $1.3 billion at June 30, 2002, $932 million at June 30, 2001, and $1.4 billion at December 31, 2001. The notional amounts of foreign currency and other option and futures contracts were $213 million, $232 million and $242 million at June 30, 2002, June 30, 2001 and December 31, 2001, respectively. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $43 million and $30 million, respectively, at June 30, 2002, $37 million and $22 million, respectively, at June 30, 2001, and $39 million and $27 million, respectively, at December 31, 2001. Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

A provision for credit losses is recorded to adjust the Company’s allowance for credit losses to a level that is adequate to absorb losses inherent in the loan and lease portfolio. The provision for credit losses in the second quarter of 2002 was $28 million, up from $24 million in the second quarter of 2001 and the initial 2002 quarter. Net loan charge-offs were $25 million in the second quarter of 2002, compared with $15 million in the year-earlier quarter and $16 million in the first quarter of 2002. Net charge-offs as an annualized percentage of average loans and leases were .39% in the recent quarter, compared with .24% in the corresponding 2001 quarter and .26% in the initial quarter of 2002. For the six months ended June 30, 2002 and 2001, the provision for credit losses was $52 million and $43 million, respectively. Through June 30, net charge-offs were $41 million in 2002 and $31 million in 2001, representing .33% and .26%, respectively, of average loans and leases. A summary of net charge-offs by loan type follows.

NET CHARGE-OFFS (RECOVERIES)
BY LOAN/LEASE TYPE
In thousands

		2002

			Year-
	1st Qtr.	2nd Qtr.	to-date

Commercial, financial, etc.	$3,422	13,312	16,734

Real estate:

Commercial	591	531	1,122

Residential	1,796	1,983	3,779

Consumer	10,170	8,808	18,978

	$15,979	24,634	40,613

		2001

			Year-
	1st Qtr.	2nd Qtr.	to-date

Commercial, financial, etc.	$2,135	6,004	8,139

Real estate:

Commercial	4,066	132	4,198

Residential	1,505	1,874	3,379

Consumer	8,197	6,896	15,093

	$15,903	14,906	30,809

     Nonperforming loans, consisting of nonaccrual and restructured loans, aggregated $168 million or .66% of total loans and leases outstanding at June 30, 2002, compared with $162 million or .65% at June 30, 2001, $190 million or .76% at December 31, 2001, and $182 million or .73% at March 31, 2002. Accruing loans past due 90 days or more were $128 million or .50% of total loans and leases at June 30, 2002, compared with $139 million or .56% a year earlier, $147 million or .58% at December 31, 2001 and $148 million or .59% at March 31, 2002. Such loans include one-to-four family residential mortgage loans serviced by the Company and repurchased from the Government National Mortgage Association (“GNMA”). The repurchased loans totaled $104 million at June 30, 2002 and 2001, $109 million at March 31, 2002 and $108 million at December 31, 2001. The outstanding principal balances of the repurchased loans are fully guaranteed by government agencies. The loans were repurchased to reduce servicing costs associated with these loans, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. In general, the remaining portion of accruing loans past due 90 days or more were either also guaranteed by government agencies or well-secured by collateral.

     Commercial loans and leases classified as nonperforming totaled $69 million at June 30, 2002, $61 million at June 30, 2001, $85 million at December 31, 2001 and $80 million at March 31, 2002. The higher levels of such nonperforming loans since June 30, 2001 were due, in part, to the inclusion in the nonperforming loans of one commercial loan having an outstanding balance of $21 million at the most recent quarter-end. In addition to the nonperforming commercial loans and leases, the Company is involved in two financing transactions to a large commercial airline company. Recently, the airline company has privately and publicly expressed interest in restructuring all of its financing and debt obligations secured by airplanes, including those transactions with which the Company is involved. Through June 30, 2002, the airline company was current on its payments to the Company and, indeed, no additional payments would be due until September 2002. The Company’s carrying value of the two financing transactions was approximately $17 million at June 30, 2002. Given the airline company’s expressed desire to begin discussions to restructure its financing transactions with the Company, it is possible that the Company may not recover all of the $17 million carrying value referred to above, however, the Company is not yet able to determine the ultimate amount of loss that it may incur.

     Nonperforming commercial real estate loans aggregated $38 million at June 30, 2002, $41 million at June 30, 2001 and $39 million at December 31, 2001 and March 31, 2002. Nonperforming residential real estate loans totaled $41 million and $39 million at June 30, 2002 and 2001, respectively, $40 million at

December 31, 2001 and $41 million at March 31, 2002. Residential real estate loans past due 90 days or more and accruing interest totaled $120 million at June 30, 2002, compared with $126 million at June 30, 2001, $135 million at December 31, 2001 and $130 million at March 31, 2002. As previously discussed, such loans include loans repurchased from GNMA that are fully guaranteed by government agencies. Nonperforming consumer loans and leases totaled $20 million at June 30, 2002, compared with $21 million at June 30, 2001, $26 million at December 31, 2001, and $22 million at March 31, 2002. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .32% at June 30, 2002, .45% at June 30, 2001, .50% at December 31, 2001 and .40% at March 31, 2002. The decline in the percentage of consumer loans considered to be nonperforming reflects the previously described significant growth of such portfolio since June 30, 2001. Accruing consumer loans and leases past due 90 days or more were $5 million at June 30, 2002 and December 31, 2001, and $7 million at March 31, 2002 and June 30, 2001.

     Assets acquired in settlement of defaulted loans were $22 million at June 30 and March 31, 2002, $11 million at June 30, 2001 and $16 million at December 31, 2001.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2002 Quarters			2001 Quarters

	Second	First	Fourth	Third	Second

Nonaccrual loans	$159,468	173,197	180,344	187,851	152,885

Renegotiated loans	8,463	9,057	10,128	9,641	8,739

Total nonperforming loans	167,931	182,254	190,472	197,492	161,624

Real estate and other assets owned	22,198	21,594	16,387	11,755	11,106

Total nonperforming assets	$190,129	203,848	206,859	209,247	172,730

Accruing loans past due 90 days or more*	$128,127	148,038	146,899	137,501	139,062

Government guaranteed loans included in totals above Nonperforming loans	$10,693	10,351	10,196	11,165	11,181

Accruing loans past due 90 days or more	109,189	115,097	113,600	110,369	111,788

Nonperforming loans to total loans and leases, net of unearned discount	.66%	.73%	.76%	.79%	.65%

Nonperforming assets to total net loans and leases and real estate and other assets owned	.74%	.81%	.82%	.84%	.70%

Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.50%	.59%	.58%	.55%	.56%

*	Primarily residential mortgage loans and consumer loans.

     The Company maintains an allowance for credit losses which it believes is adequate to absorb losses inherent in the loan and lease portfolio as of each respective balance sheet date. Management regularly assesses the adequacy of the allowance by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Management cautiously evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses at June 30, 2002. In addition to the impact of loans obtained in acquisitions and economic conditions in geographic areas entered through acquisitions, factors considered by management when performing its assessment included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth than the vast majority of other regions of the country; and (iii) significant growth in loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis. Management believes that the allowance for credit losses at June 30, 2002 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $436 million, or 1.70% of total loans and leases at June 30, 2002, compared with $409 million or 1.65% a year earlier, $425 million or 1.69% at December 31, 2001 and $433 million or 1.72% at March 31, 2002. The ratio of the allowance for credit losses to nonperforming loans was 260% at the most recent quarter-end, compared with 253% a year earlier, 223% at December 31, 2001 and 238% at March 31, 2002.

Other Income

Other income totaled $121 million in the second quarter of 2002, compared with $118 million in the corresponding quarter of 2001 and $124 million in the initial 2002 quarter.

     Mortgage banking revenues totaled $23 million in the recent quarter, compared with $25 million in the second quarter of 2001 and $28 million in the first quarter of 2002. Residential mortgage loans originated for sale to other investors remained at historically high levels, totaling approximately $1.1 billion during the second quarter of 2002, compared with $1.3 billion in both 2001’s second quarter and the first quarter of 2002. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans at fair market value aggregated $8 million in the second quarter of 2002, compared with $13 million in the year-earlier quarter and $14 million in the first quarter of 2002. The decline in such revenues was due, in part, to tighter pricing margins on residential mortgage loans and a drop in volume as compared with the prior year second quarter and the first 2002 quarter. Revenues from servicing residential mortgage loans for others were $13 million in the recently completely quarter, up from $11 million in the second quarter of 2001 and $12 million in the initial 2002 quarter, largely the result of purchases of loan servicing rights for $2.0 billion of residential mortgage loans during the second half of 2001 and March 2002. Residential mortgage loans serviced for others were $10.0 billion at June 30, 2002, $9.7 billion a year earlier, $9.6 billion at December 31, 2001, and $9.8 billion at March 31, 2002. Capitalized servicing assets totaled $123 million at June 30, 2002, compared with $103 million at June 30, 2001, $107 million at December 31, 2001 and $125 million at March 31, 2002. Residential mortgage loans held for sale were $668 million and $871 million at June 30, 2002 and 2001, respectively, $1.0 billion at December 31, 2001 and $832 million at March 31, 2002. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $923 million and $638 million, respectively, at June 30, 2002, $1.1 billion and $576 million, respectively, at June 30, 2001, $1.3 billion and $714 million, respectively, at December 31, 2001 and $1.0 billion and $622 million, respectively, at March 31, 2002. Net unrealized gains on loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $6 million and $7 million at June 30, 2002 and 2001, respectively, $9 million at December 31, 2001 and $8 million at March 31, 2002.

     Service charges on deposit accounts were $41 million in the second quarter of 2002, up from $36 million in the year-earlier quarter and $40 million in the first quarter of 2002. Higher transactional deposit account balances, which generate higher levels of service charges than non-transactional accounts, contributed to the higher service charge income in the two most recent quarters as compared with the second quarter of 2001. Trust income totaled $15 million in the recent quarter and $16 million in both last year’s second quarter and this year’s first quarter. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $12 million in the second quarter of 2002, compared with $9 million in the year-earlier quarter and $11 million in the first quarter of 2002. Trading account and foreign exchange activity resulted in gains of $386 thousand during the second quarter of 2002, $2 million in 2001’s second quarter and $1 million in the first quarter of 2002. Other revenues from operations were $29 million in the second and first quarters of 2002, and $28 million in the second quarter of 2001. Included in other revenues from operations is tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $8 million in each of the quarters ended June 30, 2002, March 31, 2002 and June 30, 2001.

     Other income totaled $245 million in the first six months of 2002, up 7% from $230 million in the corresponding 2001 period. For the first half of 2002, mortgage banking revenues totaled $51 million, equal to the year-earlier period. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans at fair market value aggregated $22 million and $25 million during the six-month periods ended June 30, 2002 and 2001, respectively. Tighter pricing margins and lower application volumes contributed to the decrease in such realized and unrealized gains from 2001. Revenues from servicing residential mortgage loans for others were $25 million and $21 million for the first six months of 2002 and 2001, respectively. The higher servicing fees in 2002 were largely the result of the residential mortgage loan servicing rights purchased during the second half of 2001 and in March 2002. Reflecting higher transactional deposit account balances, service charges on deposit accounts rose to $80 million during the first half of 2002 from $69 million in the comparable 2001 period. Trust income totaled $31 million in the first half of 2002, compared with $32 million in the corresponding 2001 period. Brokerage services income increased 18% to $23 million during the first six months of 2002 from $19 million in the similar 2001 period. Trading account and foreign exchange activity resulted in gains of $1 million and $2 million for the six-month periods ended June 30, 2002 and 2001, respectively. Other revenues from operations increased to $59 million in the first six months of 2002 from $54 million in the comparable 2001 period. Higher commissions from sales of insurance products and fees from providing letter-of-credit and other credit-related services contributed to the increase.

Other Expense

Operating expenses, which exclude amortization of goodwill and core deposit and other intangible assets, as well as merger-related expenses, aggregated $210 million in each of the second and first quarters of 2002, compared with $202 million in the second quarter of 2001. Components of other expense considered to be nonoperating in nature and therefore excluded from the operating expense totals noted above were amortization of core deposit and other intangible assets of $13 million in the second quarter of 2002, $14 million in the first quarter of 2002 and $15 million in the second 2001 quarter, and amortization of goodwill of $16 million in the second quarter of 2001. On the same basis and also exclusive of merger-related expenses, through the first half of 2002, operating expenses increased to $420 million from $399 million in the comparable 2001 period. Amortization of core deposit and other intangible assets totaled $27 million in the first six months of 2002, down from $30 million in the corresponding 2001 period. Amortization of goodwill totaled $31 million in the first half of 2001, while merger-related expenses were $8 million in that same period. There were no merger-related expenses during the six-month period ended June 30, 2002.

     Salaries and employee benefits expense totaled $116 million in the second quarter of 2002, compared with $109 million in the year-earlier quarter and $113 million in the first quarter of 2002. For the first six months of 2002, salaries and employee benefits expense increased to $229 million from $215 million in the corresponding 2001 period. Merit salary increases and higher commissions and incentive compensation costs were the most significant factors contributing to the higher level of expenses in the 2002 periods when compared with the 2001 periods.

     Excluding the nonoperating expense items previously noted, nonpersonnel expense totaled $94 million in the second quarter of 2002, compared with $92 million in the second quarter of 2001 and $96 million in the first quarter of 2002. On the same basis, such expenses were $191 million during the first six months of 2002, compared with $184 million during the corresponding 2001 period. Factors contributing to the higher expense levels in 2002 as compared with 2001 were amortization of capitalized residential mortgage servicing rights and a provision for impairment of capitalized residential mortgage servicing rights. Amortization of residential mortgage servicing rights totaled $10 million and $8 million during the second quarter of 2002 and 2001, respectively, and $18 million and $15 million during the first half of 2002 and 2001, respectively. Reflecting a decline in mortgage interest rates during the second quarter of 2002, the Company recognized a $3 million provision for impairment of certain strata of residential mortgage loan servicing rights. There was no similar provision recognized during the first quarter of 2002 or the first half of 2001.

     The Company’s efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and other income, measures how much of a company’s revenue is consumed by operating expenses. The Company’s efficiency ratio, calculated using the operating expense totals noted above and excluding gains from sales of bank investment securities from other income, improved to 48.4% during the recent quarter from 49.5% during the second quarter of 2001 and 48.9% in 2002’s first quarter. The efficiency ratios for the six-month periods ended June 30, 2002 and 2001 were 48.6% and 50.1%, respectively.

Capital

Stockholders’ equity at June 30, 2002 was $3.0 billion and represented 9.40% of total assets, compared with $3.0 billion or 9.57% of total assets a year earlier and $2.9 billion or 9.35% at December 31, 2001. On a per share basis, stockholders’ equity was $32.29 at June 30, 2002, up from $31.00 and $31.33 at June 30 and December 31, 2001, respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets (and applicable deferred tax balances), was $19.34 at June 30, 2002, compared with $17.68 at June 30, 2001 and $18.34 at December 31, 2001.

     To complete the acquisition of Premier on February 9, 2001, M&T issued 2,440,812 shares of common stock to former holders of Premier common stock and assumed employee stock options to purchase 224,734 shares of M&T common stock, resulting in an addition to stockholders’ equity of $176 million. In November 2001, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. During the second quarter and first half of 2002, M&T repurchased 1,293,085 shares and

2,599,585 shares, respectively, of common stock pursuant to such plan at an average cost per share of $84.62 and $80.30, respectively. From the announcement date of the plan through June 30, 2002, M&T had repurchased a total of 3,224,098 shares of common stock at an average cost of $78.63 per share.

     Included in stockholders’ equity at June 30, 2002 was accumulated other comprehensive income, which reflected a gain of $36 million, or $.39 per common share, representing the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with unrealized gains of $10 million, or $.11 per share, at June 30, 2001 and $23 million, or $.25 per share, at December 31, 2001. Such unrealized gains are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Accumulated other comprehensive income also reflects unrealized losses of $.4 million at June 30, 2002 and $.3 million at December 31, 2001, representing the after-tax estimated fair values of interest rate swap agreements designated as cash flow hedges. There were no cash flow hedges outstanding at June 30, 2001.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $318 million carrying value of trust preferred securities as described in note 5 of Notes to Financial Statements. As of June 30, 2002, total capital also included $559 million of subordinated notes issued by M&T Bank in prior years. As of July 1, 2002, an additional $20 million of the $100 million of subordinated notes maturing on July 1, 2005 were no longer includable in regulatory capital.

     The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or cash net income (reduced by the impact of nonrecurring merger-related expenses) less dividends paid expressed as an annualized percentage of regulatory “core capital” at the beginning of each period, was 21.53% during the second quarter of 2002, compared with 20.09% in the second quarter of 2001 and 21.91% in the first quarter of 2002.

     The regulatory capital ratios of the Company, Olympia Financial Corporation (“Olympia”), a wholly owned subsidiary of M&T, M&T Bank and M&T Bank, N.A., as of June 30, 2002 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
June 30, 2002

	M&T		M&T	M&T
	(Consolidated)	Olympia	Bank	Bank,N.A.

Core capital	7.46%	7.08%	7.31%	16.47%

Total capital	10.79%	10.44%	10.67%	17.39%

Leverage	6.71%	6.38%	6.59%	9.88%

Segment Information

The Commercial Banking segment’s earnings were $24 million in the second quarter of 2002, down from $30 million in the first quarter of 2002 and $28 million in the second quarter of 2001. The major factors for the decline from the year-earlier period included a $5 million increase in the provision for credit losses and a $3 million decrease in net interest income, due to a 22 basis point narrowing of the net interest margin. The decrease from the first quarter of 2002 was largely attributable to an $11 million increase in the segment’s provision for credit losses. For the six months ended June 30, 2002, earnings for this segment declined to $54 million from $56 million in the first half of 2001. The lower net income in 2002 resulted largely from a $7 million decrease in net interest income, due to a 28 basis point narrowing of the net interest margin offset, in part, by a $3 million increase in deposit service charges.

     The Commercial Real Estate segment contributed net income of $24 million in the recently completed quarter, up $1 million from the initial 2002 quarter and $2 million from the year-earlier period. Net income for this segment during the first six months of 2002 and 2001 was $46 million and $42 million, respectively. The improvement in net income in 2002 from the prior year periods was attributable to increases in net interest income, the result of higher average loan balances outstanding and a widening of the net interest margin.

     Net income for the Discretionary Portfolio segment of $13 million in the second quarter of 2002 was slightly lower than the year-earlier quarter and $1 million lower than the initial quarter of 2002. The decrease from the first quarter of 2002 was due to lower net interest income of $3 million, the result of a reduced net interest margin of 6 basis points. For the first six months of 2002, net income for this segment was $28 million, compared with $25 million in the corresponding 2001 period. The increase from 2001 was due, in part, to an increase in net interest income of $4 million, largely the result of a 3 basis point widening of the net interest margin.

     The Residential Mortgage Banking segment recorded net income of $8 million in the second quarter of 2002, compared with $11 million in the similar quarter of 2001 and $14 million in the first quarter of 2002. The decrease in net income in the recent quarter was the result of lower revenues from loan origination and sales activities, including gains from sales of loans to the Company’s Discretionary Portfolio segment, and the previously mentioned provision for impairment of residential mortgage loan servicing rights offset, in part, by higher revenues from servicing residential mortgage loans. Net income for this segment for the first six months of 2002 was $22 million, compared with $20 million in the similar period of 2001. The higher level of earnings in the first six months of 2002 when compared with the corresponding 2001 period was largely due to higher net interest income, the result of higher loan net interest margin and balances outstanding, and an increase in servicing fees earned, largely the result of the servicing rights purchased in the second half of 2001 and in March 2002, partially offset by higher salaries, commissions and other operating expenses, including the servicing rights impairment provision.

     Retail Banking contributed net income of $43 million in 2002’s second quarter, lower than the $53 million earned in 2001’s comparable period, but up from $41 million in the first quarter of 2002. Lower net interest income of $15 million, the result of a lower net interest margin of 22 basis points, was the leading factor for the decrease in net income from the second quarter of 2001. The increase in net income from the first quarter of 2002 was primarily due to a $3 million increase in net interest income, largely the result of a 4% increase in loan balances outstanding, led by higher automobile loan and home equity line of credit balances outstanding. For the first six months of 2002, this segment’s net income decreased to $83 million from $105 million in the first half of 2001. A reduction in net interest income of $30 million, the result of a lower net interest margin of 24 basis points, was the leading factor for the year-over-year decrease in net income.

     The “All Other” category includes other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and, among other things, includes amortization of goodwill (prior to 2002) and core deposit and other intangible assets, nonrecurring merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. Net income recorded in the “All Other” category was $10 million in the second quarter of 2002, compared with net losses of $32 million and $1 million in the second quarter of 2001 and the first quarter of 2002, respectively. Net income for this segment was $9 million for the first six months in 2002 compared with a $70 million loss in the similar 2001 period. The improvement from the comparative periods in 2001 was predominantly the result of the Company’s internal funds transfer pricing methodology and the cessation of amortization of goodwill resulting from the January 1, 2002 adoption of SFAS No. 142. The improvement from the first quarter of 2002 was the net result of the Company’s allocation methodologies for internal funds transfer pricing, the provision for credit losses, and other operating expenses.

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the provisions for the disposal of a segment of a business in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. For long-lived assets to be held and used, SFAS No. 144 requires recognition of an impairment loss if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and exceeds its fair value. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no effect on the Company’s consolidated financial statements in 2002.

     In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 addresses a number of different issues and is effective at various dates in 2002 and 2003, with earlier application encouraged. The provisions of SFAS No. 145 are not expected to have a material impact on the Company’s consolidated financial statements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2002 Second quarter			2002 First quarter			2001 Fourth quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Assets

Earning assets

Loans and leases, net of unearned discount*

Commercial, financial, etc.	$5,070	$66,255	5.24%	5,059	65,183	5.23%	5,181	74,088	5.67%

Real estate — commercial	9,432	167,227	7.09	9,371	166,685	7.11	9,401	173,920	7.40

Real estate — consumer	4,901	89,701	7.32	5,240	96,092	7.33	5,317	101,077	7.60

Consumer	5,811	98,195	6.78	5,439	93,130	6.94	5,117	97,708	7.58

Total loans and leases, net	25,214	421,378	6.70	25,109	421,090	6.80	25,016	446,793	7.09

Money-market assets

Interest-bearing deposits at banks	5	22	1.63	5	18	1.61	4	21	1.93

Federal funds sold and agreements to resell securities	255	1,119	1.76	245	1,070	1.77	162	909	2.23

Trading account	13	57	1.79	12	72	2.30	13	97	3.13

Total money-market assets	273	1,198	1.76	262	1,160	1.80	179	1,027	2.28

Investment securities**

U.S. Treasury and federal agencies	1,319	20,933	6.36	1,360	21,125	6.30	1,480	24,223	6.49

Obligations of states and political subdivisions	289	4,754	6.58	296	4,717	6.37	299	5,307	7.09

Other	1,280	16,783	5.26	1,254	16,694	5.40	1,250	18,433	5.85

Total investment securities	2,888	42,470	5.90	2,910	42,536	5.93	3,029	47,963	6.28

Total earning assets	28,375	465,046	6.57	28,281	464,786	6.67	28,224	495,783	6.97

Allowance for credit losses	(439)			(433)			(421)

Cash and due from banks	709			724			734

Other assets	2,682			2,698			2,739

Total assets	$31,327			31,270			31,276

Liabilities and stockholders’ equity

Interest-bearing liabilities

Interest-bearing deposits

NOW accounts	$757	1,055	.56	738	919	.51	753	1,261	.66

Savings deposits	8,822	26,973	1.23	8,459	26,973	1.29	8,009	29,258	1.45

Time deposits	7,642	63,722	3.34	8,141	72,898	3.63	8,307	88,046	4.21

Deposits at foreign office	404	1,516	1.51	479	1,791	1.52	363	1,717	1.89

Total interest-bearing deposits	17,625	93,266	2.12	17,817	102,581	2.33	17,432	120,282	2.74

Short-term borrowings	2,677	11,825	1.77	2,963	12,883	1.76	3,488	19,207	2.18

Long-term borrowings	4,121	46,858	4.56	3,725	44,663	4.86	3,533	47,360	5.32

Total interest-bearing liabilities	24,423	151,949	2.50	24,505	160,127	2.65	24,453	186,849	3.03

Noninterest-bearing deposits	3,585			3,455			3,466

Other liabilities	363			370			410

Total liabilities	28,371			28,330			28,329

Stockholders’ equity	2,956			2,940			2,947

Total liabilities and stockholders’ equity	$31,327			31,270			31,276

Net interest spread			4.07			4.02			3.94

Contribution of interest-free funds			.36			.35			.40

Net interest income/margin on earning assets		$313,097	4.43%		304,659	4.37%		308,934	4.34%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.	(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2001 Third quarter			2001 Second quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate

Assets

Earning assets

Loans and leases, net of unearned discount*

Commercial, financial, etc.	$5,340	$90,615	6.73%	5,383	99,701	7.43%

Real estate — commercial	9,322	183,790	7.89	9,232	186,385	8.08

Real estate — consumer	5,336	103,709	7.77	5,263	103,686	7.88

Consumer	4,833	95,543	7.84	4,582	95,509	8.36

Total loans and leases, net	24,831	473,657	7.57	24,460	485,281	7.96

Money-market assets

Interest-bearing deposits at banks	4	29	2.96	4	29	3.34

Federal funds sold and agreements to resell securities	17	167	3.88	14	164	4.56

Trading account	13	105	3.17	13	95	2.86

Total money-market assets	34	301	3.49	31	288	3.69

Investment securities**

U.S. Treasury and federal agencies	1,624	26,703	6.52	1,781	29,285	6.60

Obligations of states and political subdivisions	319	5,597	7.01	380	7,161	7.54

Other	1,291	19,968	6.14	1,341	22,409	6.70

Total investment securities	3,234	52,268	6.41	3,502	58,855	6.74

Total earning assets	28,099	526,226	7.43	27,993	544,424	7.80

Allowance for credit losses	(416)			(406)

Cash and due from banks	720			683

Other assets	2,716			2,747

Total assets	$31,119			31,017

Liabilities and stockholders’ equity

Interest-bearing liabilities

Interest-bearing deposits

NOW accounts	$708	1,896	1.06	708	2,206	1.25

Savings deposits	7,444	32,515	1.73	7,280	34,529	1.90

Time deposits	8,506	104,985	4.90	9,029	120,721	5.36

Deposits at foreign office	378	3,115	3.27	304	3,027	3.99

Total interest-bearing deposits	17,036	142,511	3.32	17,321	160,483	3.72

Short-term borrowings	3,621	32,808	3.59	3,543	38,526	4.36

Long-term borrowings	3,689	52,355	5.63	3,485	53,468	6.15

Total interest-bearing liabilities	24,346	227,674	3.71	24,349	252,477	4.16

Noninterest-bearing deposits	3,384			3,269

Other liabilities	386			384

Total liabilities	28,116			28,002

Stockholders’ equity	3,003			3,015

Total liabilities and stockholders’ equity	$31,119			31,017

Net interest spread			3.72			3.64

Contribution of interest-free funds			.50			.54

Net interest income/margin on earning assets		$298,552	4.22%		291,947	4.18%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

QUARTERLY TRENDS

	2002 Quarters			2001 Quarters

	Second	First	Fourth	Third	Second	First

Earnings and dividends

Amounts in thousands, except per share

Interest income (taxable-equivalent basis)	$465,046	464,786	495,783	526,226	544,424	552,965

Interest expense	151,949	160,127	186,849	227,674	252,477	276,597

Net interest income	313,097	304,659	308,934	298,552	291,947	276,368

Less: provision for credit losses	28,000	24,000	33,000	28,000	24,000	18,500

Other income	121,179	124,228	127,696	120,167	117,836	111,727

Less: other expense	223,216	223,233	244,311	236,194	233,012	234,801

Income before income taxes	183,060	181,654	159,319	154,525	152,771	134,794

Applicable income taxes	57,945	57,491	53,515	52,401	53,164	46,741

Taxable-equivalent adjustment	3,621	3,599	4,070	4,257	4,799	4,387

Net income	$121,494	120,654	101,734	97,867	94,808	83,666

Per common share data

Basic earnings	$1.31	1.29	1.08	1.02	.98	.88

Diluted earnings	1.26	1.25	1.05	.98	.94	.85

Cash dividends	$.25	.25	.25	.25	.25	.25

Average common shares outstanding

Basic	92,608	93,265	94,269	96,115	97,125	95,427

Diluted	96,188	96,494	97,179	99,597	100,722	98,605

Performance ratios, annualized

Return on

Average assets	1.56%	1.56%	1.29%	1.25%	1.23%	1.14%

Average common stockholders’ equity	16.49%	16.63%	13.70%	12.93%	12.61%	11.84%

Net interest margin on average earning assets (taxable-equivalent basis)	4.43%	4.37%	4.34%	4.22%	4.18%	4.16%

Nonperforming loans to total loans and leases, net of unearned discount	.66%	.73%	.76%	.79%	.65%	.67%

Efficiency ratio (a)	51.38%	52.07%	55.95%	56.44%	57.08%	58.45%

Cash (tangible) operating results (b)

Net income (in thousands)	$130,027	129,357	126,451	123,523	119,899	112,391

Diluted net income per common share	1.35	1.34	1.30	1.24	1.19	1.14

Annualized return on

Average tangible assets	1.73%	1.75%	1.67%	1.64%	1.62%	1.59%

Average tangible common stockholders’ equity	29.69%	30.38%	29.43%	28.39%	27.99%	27.93%

Efficiency ratio (a)	48.35%	48.91%	49.16%	49.03%	49.45%	50.77%

Balance sheet data

In millions, except per share

Average balances

Total assets	$31,327	31,270	31,276	31,119	31,017	29,878

Earning assets	28,375	28,281	28,224	28,099	27,993	26,937

Investment securities	2,888	2,910	3,029	3,234	3,502	3,470

Loans and leases, net of unearned discount	25,214	25,109	25,016	24,831	24,460	23,392

Deposits	21,210	21,272	20,897	20,420	20,590	20,734

Stockholders’ equity	2,956	2,940	2,947	3,003	3,015	2,866

At end of quarter

Total assets	$31,686	31,296	31,450	31,139	31,202	30,925

Earning assets	28,627	28,337	28,270	28,118	28,200	27,895

Investment securities	2,961	2,861	3,024	3,153	3,377	3,705

Loans and leases, net of unearned discount	25,604	25,138	25,188	24,946	24,774	24,168

Deposits	21,858	21,624	21,580	20,522	20,041	20,978

Stockholders’ equity	2,977	2,947	2,939	2,956	2,987	2,992

Equity per common share	32.29	31.67	31.33	31.19	31.00	30.84

Tangible equity per common share	19.34	18.68	18.34	17.85	17.68	17.33

Market price per common share

High	$90.05	82.24	74.50	82.11	79.00	69.99

Low	79.80	71.19	65.08	63.70	66.55	59.80

Closing	85.76	80.37	72.85	74.00	75.50	69.90

(a)	Excludes impact of nonrecurring merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill, core deposit and other intangible assets and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Information concerning the matters submitted to a vote of stockholders at M&T’s Annual Meeting of Stockholders held on April 16, 2002 was previously reported in response to Item 4 of Part II of M&T’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

Item 5. Other Information.

     (None)

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. There are no exhibits filed as part of this report.

(b) Reports on Form 8-K. M&T did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: July 31, 2002	By:	/s/ Michael P. Pinto Michael P. Pinto Executive Vice President and Chief Financial Officer