Form 10-Q/A
period 2002-06-30
M&T BANK CORP
filed 2002-08-06
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9861

M&T BANK CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-0968385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One M&T Plaza	14203
Buffalo, New York (Address of principal executive offices)	(Zip Code)

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

M&T Bank Corporation (“M&T”) hereby amends the following item of its Quarterly Report on Form 10-Q dated and filed on July 31, 2002, as set forth below. The purpose of this amendment is to include the certification by the Chief Executive Officer and Chief Financial Officer of M&T as required by Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1350.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibit is filed as part of this report:

Exhibit No	Exhibit

99.1	Certification of Chief Executive Officer Under 18 U.S.C. §1350.

99.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350.

(b)	Reports on Form 8-K. M&T did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date:	August 6, 2002	By:	/s/ Michael P. Pinto Michael P. Pinto Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Exhibit

99.1	Certification of Chief Executive Officer Under 18 U.S.C. §1350. Filed herewith.

99.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350. Filed herewith.