Form 10-Q
period 2002-09-30
M&T BANK CORP
filed 2002-11-15
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Number of shares of the registrant’s Common Stock, $.50 par value, outstanding as of the close of business on October 28, 2002: 91,901,413 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		September 30,	December 31,
Dollars in thousands, except per share		2002	2001

Assets	Cash and due from banks	$1,197,615	965,664

	Money-market assets

	Interest-bearing deposits at banks	6,497	4,341

	Federal funds sold and agreements to resell securities	238,095	41,086

	Trading account	50,821	38,929

	Total money-market assets	295,413	84,356

	Investment securities

	Available for sale (cost: $3,736,677 at September 30, 2002; $2,627,509 at December 31, 2001)	3,806,492	2,663,184

	Held to maturity (market value: $103,062 at September 30, 2002; $122,107 at December 31, 2001)	101,111	121,508

	Other (market value: $273,871 at September 30, 2002; $239,445 at December 31, 2001)	273,871	239,445

	Total investment securities	4,181,474	3,024,137

	Loans and leases	26,509,660	25,395,468

	Unearned discount	(201,041)	(207,708)

	Allowance for credit losses	(437,340)	(425,008)

	Loans and leases, net	25,871,279	24,762,752

	Premises and equipment	243,859	261,877

	Goodwill	1,097,553	1,097,553

	Core deposit and other intangible assets	130,577	170,273

	Accrued interest and other assets	1,130,720	1,083,584

	Total assets	$34,148,490	31,450,196

Liabilities	Noninterest-bearing deposits	$4,000,097	3,704,004

	NOW accounts	1,001,328	930,400

	Savings deposits	8,877,575	7,980,065

	Time deposits	6,890,351	8,188,036

	Deposits at foreign office	1,770,820	777,895

	Total deposits	22,540,171	21,580,400

	Federal funds purchased and agreements to repurchase securities	2,598,647	2,133,558

	Other short-term borrowings	1,212,094	912,272

	Accrued interest and other liabilities	424,667	422,746

	Long-term borrowings	4,314,359	3,461,769

	Total liabilities	31,089,938	28,510,745

Stockholders' equity	Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—

	Common stock, $.50 par, 150,000,000 shares authorized, 97,139,347 shares issued at September 30, 2002 and December 31, 2001	48,570	48,570

	Common stock issuable, 126,193 shares at September 30, 2002; 130,428 shares at December 31, 2001	6,153	6,162

	Additional paid-in capital	1,058,670	1,096,340

	Retained earnings	2,307,609	2,017,700

	Accumulated other comprehensive income, net	41,778	22,819

	Treasury stock — common, at cost — 5,273,108 shares at September 30, 2002; 3,455,373, shares at December 31, 2001	(404,228)	(252,140)

	Total stockholders’ equity	3,058,552	2,939,451

	Total liabilities and stockholders’ equity	$34,148,490	31,450,196

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended September 30		Nine months ended September 30

In thousands, except per share		2002	2001	2002	2001

Interest income	Loans and leases, including fees	$421,427	472,328	$1,261,573	$1,446,895

	Money-market assets

	Deposits at banks	21	29	61	95

	Federal funds sold and agreements to resell securities	458	167	2,647	1,118

	Trading account	43	83	149	267

	Investment securities

	Fully taxable	34,822	43,663	104,762	143,104

	Exempt from federal taxes	4,500	5,699	14,691	18,693

	Total interest income	461,271	521,969	1,383,883	1,610,172

Interest expense	NOW accounts	1,024	1,896	2,998	7,287

	Savings deposits	27,797	32,515	81,743	105,196

	Time deposits	54,168	104,985	190,788	365,894

	Deposits at foreign office	1,793	3,115	5,100	9,547

	Short-term borrowings	14,197	32,808	38,905	105,603

	Long-term borrowings	47,101	52,355	138,622	163,221

	Total interest expense	146,080	227,674	458,156	756,748

	Net interest income	315,191	294,295	925,727	853,424

	Provision for credit losses	37,000	28,000	89,000	70,500

	Net interest income after provision for credit losses	278,191	266,295	836,727	782,924

Other income	Mortgage banking revenues	30,336	24,789	81,529	75,478

	Service charges on deposit accounts	43,072	37,000	123,408	105,847

	Trust income	14,432	15,589	45,555	47,733

	Brokerage services income	11,055	9,489	34,052	28,969

	Trading account and foreign exchange gains	287	223	1,716	2,591

	Gain (loss) on sales of bank investment securities	(660)	244	(659)	1,873

	Other revenues from operations	29,824	32,833	88,152	87,239

	Total other income	128,346	120,167	373,753	349,730

Other expense	Salaries and employee benefits	113,243	109,250	342,296	324,592

	Equipment and net occupancy	28,073	28,227	81,004	84,112

	Printing, postage and supplies	6,988	5,838	18,892	19,142

	Amortization of goodwill	—	15,753	—	46,262

	Amortization of core deposit and other intangible assets	13,011	15,257	39,696	45,708

	Other costs of operations	72,511	61,869	198,387	184,191

	Total other expense	233,826	236,194	680,275	704,007

	Income before taxes	172,711	150,268	530,205	428,647

	Income taxes	55,496	52,401	170,932	152,306

	Net income	$117,215	97,867	$359,273	276,341

	Net income per common share

	Basic	$1.27	1.02	$3.88	$2.87

	Diluted	1.23	.98	3.75	2.77

	Cash dividends per common share	$.25	.25	$.75	$.75

	Average common shares outstanding

	Basic	92,017	96,115	92,625	96,225

	Diluted	95,036	99,597	95,901	99,644

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Nine months ended September 30

In thousands		2002	2001

Cash flows from	Net income	$359,273	276,341

operating activities	Adjustments to reconcile net income to net cash provided by operating activities

	Provision for credit losses	89,000	70,500

	Depreciation and amortization of premises and equipment	29,102	31,096

	Amortization of capitalized servicing rights	28,663	23,200

	Amortization of goodwill	—	46,262

	Amortization of core deposit and other intangible assets	39,696	45,708

	Provision for deferred income taxes	(27,100)	(20,655)

	Asset write-downs	888	1,010

	Net gain on sales of assets	(2,333)	(2,102)

	Net change in accrued interest receivable, payable	(25,828)	(7,471)

	Net change in other accrued income and expense	(2,418)	(26,688)

	Net change in loans held for sale	36,511	(265,572)

	Net change in trading account assets and liabilities	(2,678)	3,883

	Net cash provided by operating activities	522,776	175,512

Cash flows from	Proceeds from sales of investment securities

investing activities	Available for sale	45,680	380,507

	Other	20,545	—

	Proceeds from maturities of investment securities

	Available for sale	669,225	671,427

	Held to maturity	84,426	49,145

	Purchases of investment securities

	Available for sale	(1,830,418)	(326,282)

	Held to maturity	(64,150)	(62,630)

	Other	(54,971)	(36,190)

	Additions to capitalized servicing rights	(49,807)	(29,570)

	Net increase in loans and leases	(1,223,305)	(988,398)

	Capital expenditures, net	(11,776)	(16,345)

	Acquisitions, net of cash acquired:

	Banks and bank holding companies	(2,400)	(59,247)

	Other, net	9,472	(836)

	Net cash used by investing activities	(2,407,479)	(418,419)

Cash flows from	Net increase (decrease) in deposits	962,900	(1,099,453)

financing activities	Net increase in short-term borrowings	764,917	1,479,112

	Proceeds from long-term borrowings	1,000,792	475,451

	Payments on long-term borrowings	(153,214)	(305,186)

	Purchases of treasury stock	(240,314)	(242,841)

	Dividends paid — common	(69,268)	(72,399)

	Other, net	47,850	28,332

	Net cash provided by financing activities	2,313,663	263,016

	Net increase in cash and cash equivalents	$428,960	20,109

	Cash and cash equivalents at beginning of period	1,006,750	767,520

	Cash and cash equivalents at end of period	$1,435,710	787,629

Supplemental	Interest received during the period	$1,384,475	1,632,665

disclosure of cash	Interest paid during the period	483,526	789,798

flow information	Income taxes paid during the period	205,794	147,972

Supplemental	Real estate acquired in settlement of loans	$14,793	9,981

schedule of non-	Acquisition of banks and bank holding companies:

cash investing and	Common stock issued	—	169,270

financing activities	Fair value of:

	Assets acquired (noncash)	—	1,674,360

	Liabilities assumed	—	1,461,449

	Stock options	—	6,646

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income, net	stock	Total

2001

Balance — January 1, 2001	$—	46,622	4,077	914,575	1,735,643	(432)	—	$2,700,485

Comprehensive income:

Net income	—	—	—	—	276,341	—	—	276,341

Other comprehensive income, net of tax:

Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—	—	43,589	—	43,589

Unrealized losses on cash flow hedge, net of reclassification adjustment	—	—	—	—	—	(407)	—	(407)

								319,523

Purchases of treasury stock	—	—	—	—	—	—	(242,841)	(242,841)

Acquisition of Premier National Bancorp, Inc.:

Common stock issued	—	1,220	—	168,050	—	—	—	169,270

Fair value of stock options	—	—	—	6,646	—	—	—	6,646

Repayment of management stock ownership program receivable	—	—	—	112	—	—	—	112

Stock-based compensation plans:

Exercise of stock options	—	722	—	15,189	—	—	55,960	71,871

Directors’ stock plan	—	2	—	225	—	—	179	406

Deferred compensation plans, net, including dividend equivalents	—	4	2,137	211	(113)	—	270	2,509

Common stock cash dividends - $.75 per share	—	—	—	—	(72,399)	—	—	(72,399)

Balance — September 30, 2001	$—	48,570	6,214	1,105,008	1,939,472	42,750	(186,432)	$2,955,582

2002

Balance — January 1, 2002	$—	48,570	6,162	1,096,340	2,017,700	22,819	(252,140)	$2,939,451

Comprehensive income:

Net income	—	—	—	—	359,273	—	—	359,273

Other comprehensive income, net of tax:

Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—	—	19,385	—	19,385

Unrealized losses on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	(426)	—	(426)

								378,232

Purchases of treasury stock	—	—	—	—	—	—	(240,314)	(240,314)

Stock-based compensation plans:

Exercise of stock options	—	—	—	(37,398)	—	—	86,840	49,442

Directors’ stock plan	—	—	—	27	—	—	680	707

Deferred compensation plans, net, including dividend equivalents	—	—	(9)	(299)	(96)	—	706	302

Common stock cash dividends - $.75 per share	—	—	—	—	(69,268)	—	—	(69,268)

Balance — September 30, 2002	$—	48,570	6,153	1,058,670	2,307,609	41,778	(404,228)	$3,058,552

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Nine months ended September 30

In thousands	2002	2001

Beginning balance	$425,008	374,703

Provision for credit losses	89,000	70,500

Allowance obtained through acquisitions	—	22,112

Net charge-offs

Charge-offs	(88,853)	(69,228)

Recoveries	12,185	14,641

Total net charge-offs	(76,668)	(54,587)

Ending balance	$437,340	412,728

NOTES TO FINANCIAL STATEMENTS

1.	Significant accounting policies

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

As a result of the adoption of SFAS No. 142, the Company ceased amortization of goodwill associated with corporate acquisitions effective January 1, 2002. As prescribed by SFAS No. 142, the following is a reconciliation of reported net income and earnings per share and net income and earnings per share adjusted to exclude the impact of amortization of goodwill for the three months and nine months ended September 30, 2001:

	Three months ended	Nine months ended
	September 30, 2001	September 30, 2001

	(in thousands, except per share)
Net income:

As reported	$97,867	276,341

Amortization of goodwill	15,753	46,262

Adjusted net income	$113,620	322,603

Basic earnings per share:

As reported	$1.02	2.87

Amortization of goodwill	.16	.48

Adjusted basic earnings per share	$1.18	3.35

Diluted earnings per share:

As reported	$.98	2.77

Amortization of goodwill	.16	.47

Adjusted diluted earnings per share	$1.14	3.24

In accordance with the provisions of SFAS No. 142, the Company continues to amortize core deposit and other intangible assets over the estimated remaining life of each respective asset. Amortizing intangible assets were comprised of the following:

	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount

	(in thousands)
September 30, 2002

Core deposit	$249,960	133,236	116,724

Other	35,016	21,163	13,853

Total	$284,976	154,399	130,577

December 31, 2001

Core deposit	$249,960	98,800	151,160

Other	35,016	15,903	19,113

Total	$284,976	114,703	170,273

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.	Goodwill and other intangible assets, continued

Amortization of core deposit and other intangible assets was generally computed using an accelerated method over original amortization periods of five to ten years. The weighted average original amortization period was approximately seven years. The remaining weighted average amortization period as of January 1, 2002 was approximately five years. Amortization expense for core deposit and other intangible assets was $13,011,000 and $15,257,000 for the three months ended September 30, 2002 and 2001, respectively, and $39,696,000 and $45,708,000 for the nine months ended September 30, 2002 and 2001, respectively. Estimated amortization expense in 2002 and future years for intangible assets is as follows:

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

A summary of goodwill assigned to each of the Company’s reportable segments for purposes of testing for impairment was as follows:

(in thousands)
Commercial Banking	$236,012

Commercial Real Estate	114,883

Discretionary Portfolio	—

Residential Mortgage Banking	—

Retail Banking	627,564

All Other	119,094

Total	$1,097,553

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Earnings per share

The computations of basic earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

	(in thousands, except per share)
Income available to common stockholders:

Net income	$117,215	97,867	359,273	276,341

Weighted-average shares outstanding (including common stock issuable)	92,017	96,115	92,625	96,225

Basic earnings per share	$1.27	1.02	3.88	2.87

The computations of diluted earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

	(in thousands, except per share)
Income available to common stockholders	$117,215	97,867	359,273	276,341

Weighted-average shares outstanding	92,017	96,115	92,625	96,225

Plus: incremental shares from assumed conversion of stock options	3,019	3,482	3,276	3,419

Adjusted weighted-average shares outstanding	95,036	99,597	95,901	99,644

Diluted earnings per share	$1.23	.98	3.75	2.77

4.	Comprehensive income

The following tables display the components of other comprehensive income:

	Nine months ended September 30, 2002

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
Unrealized gains on investment securities:

Unrealized holding gains during period	$33,481	(14,516)	18,965

Less: reclassification adjustment for losses realized in net income	(659)	239	(420)

	34,140	(14,755)	19,385

Unrealized losses on cash flow hedges	(726)	300	(426)

Net unrealized gains	$33,414	(14,455)	18,959

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Comprehensive income, continued

	Nine months ended September 30, 2001

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
Unrealized gains on investment securities:

Unrealized holding gains during period	$69,204	(24,466)	44,738

Less: reclassification adjustment for gains realized in net income	1,873	(724)	1,149

	67,331	(23,742)	43,589

Unrealized losses on cash flow hedges	(628)	221	(407)

Net unrealized gains	$66,703	(23,521)	43,182

Accumulated other comprehensive income, net consisted of unrealized gains (losses) as follows:

	Investment	Cash flow
	securities	hedges	Total

	(in thousands)
Balance – January 1, 2002	$23,117	(298)	22,819

Net gain (loss) during period	19,385	(426)	18,959

Balance – September 30, 2002	$42,502	(724)	41,778

Balance — January 1, 2001	$(432)	—	(432)

Net gain (loss) during period	43,589	(407)	43,182

Balance – September 30, 2001	$43,157	(407)	42,750

5.	Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”) issued $310 million of preferred capital securities. Including the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of the common securities of Trust III, the preferred capital securities had a financial statement carrying value of approximately $318 million at September 30, 2002 and December 31, 2001.

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

	Three months ended September 30

	2002			2001

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues (a)	revenues	(loss)	revenues (a)	revenues	(loss)

	(in thousands)
Commercial Banking (b)	$66,244	80	27,028	68,242	145	24,276

Commercial Real Estate (b)	44,214	254	22,462	43,988	278	22,838

Discretionary Portfolio	23,778	1,238	13,205	21,526	1,046	13,182

Residential Mortgage Banking	63,350	12,008	6,910	54,004	11,817	9,693

Retail Banking	201,035	3,733	42,621	205,927	3,068	50,905

All Other	44,716	(17,313)	4,989	20,775	(16,354)	(23,027)

Total	$443,537	—	117,215	414,462	—	97,867

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Segment information, continued

	Nine months ended September 30

	2002			2001

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

	(in thousands)
Commercial Banking (b)	$199,442	375	80,670	205,057	461	80,622

Commercial Real Estate (b)	133,594	863	68,640	125,915	701	65,037

Discretionary Portfolio	68,584	3,640	41,033	63,775	3,071	37,948

Residential Mortgage Banking	178,477	34,007	28,449	149,648	33,865	29,352

Retail Banking	587,457	11,550	126,005	613,344	9,018	156,156

All Other	131,926	(50,435)	14,476	45,415	(47,116)	(92,774)

Total	$1,299,480	—	359,273	$1,203,154	—	276,341

	Average total assets

	Nine months ended		Year ended
	September 30		December 31

	2002	2001	2001

	(in millions)
Commercial Banking (b)	$6,218	6,333	6,317

Commercial Real Estate (b)	6,191	5,922	5,961

Discretionary Portfolio	6,988	7,393	7,359

Residential Mortgage Banking	1,547	1,292	1,361

Retail Banking	8,897	7,891	8,015

All Other	1,655	1,844	1,813

Total	$31,496	30,675	30,826

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $3,530,000 and $4,257,000 for the three-month periods ended September 30, 2002 and 2001, respectively, and $10,750,000 and $13,443,000 for the nine-month periods ended September 30, 2002 and 2001, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Segment information, continued

(b)	During the second quarter of 2002, a strategic business unit which had previously been included in the Commercial Banking segment was moved to the Commercial Real Estate segment for internal profitability reporting purposes. As a result, approximately $270 million of loans were transferred from the Commercial Banking segment to the Commercial Real Estate segment. Reflecting this change, total revenues and net income decreased in the Commercial Banking segment and increased in the Commercial Real Estate segment from the amounts previously reported by approximately $2 million and $1 million, respectively, in each of the five quarters during the period that began January 1, 2001 and ended March 31, 2002. Financial information for such periods has been reclassified to conform to current period presentation.

7.	Acquisitions

On September 26, 2002, M&T entered into a definitive agreement with Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland, to acquire Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland, and to merge it into M&T. Upon completion of the merger, Allfirst Bank, Allfirst’s primary banking subsidiary, will be merged into Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal banking subsidiary. Allfirst Bank operates 262 banking offices in Maryland, Pennsylvania, Washington D.C., Virginia and Delaware. At June 30, 2002, Allfirst had $17.3 billion in assets, including $10.7 billion of loans and $3.4 billion of investment securities, and $15.6 billion of liabilities, including $11.6 billion of deposits. The merger is subject to a number of conditions, including the approvals of stockholders of both M&T and AIB and various regulatory agencies, and is expected to be completed by the end of the first quarter of 2003. Under the terms of the agreement between AIB and M&T, AIB will receive 26.7 million shares of M&T common stock (representing approximately 22.5% of M&T’s outstanding common shares) and approximately $886 million in cash in exchange for all outstanding Allfirst common shares.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7.	Acquisitions, continued

The Company incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of approximately $8 million ($5 million net of applicable income taxes) during the three-month period ended March 31, 2001. There were no similar expenses incurred during the final nine months of 2001 nor during the nine-month period ended September 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income of M&T Bank Corporation (“M&T”) was $117 million or $1.23 of diluted earnings per common share in the third quarter of 2002, increases of 20% and 26%, respectively, from the third quarter of 2001 when net income was $98 million or $.98 of diluted earnings per common share. During the second quarter of 2002, net income was $121 million or $1.26 of diluted earnings per common share. Basic earnings per common share rose 25% to $1.27 in the recent quarter from $1.02 in the year-earlier quarter, but was 3% lower than $1.31 earned in the second quarter of 2002.

         Net income for the nine months ended September 30, 2002 was $359 million or $3.75 per diluted share, up 30% and 35%, respectively, from $276 million or $2.77 per diluted share during the corresponding 2001 period. Basic earnings per share rose 35% to $3.88 during the first nine months of 2002 from $2.87 in the comparable 2001 period. The after-tax impact of nonrecurring merger-related expenses associated with M&T’s merger and acquisition activity lowered net income during the first nine months of 2001 by approximately $5 million and diluted and basic earnings per share by $.05. There were no similar expenses during the first nine months of 2002.

         Net income expressed as an annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the third quarter of 2002 was 1.46%, up from 1.25% in the year-earlier quarter, but below 2002’s second quarter return of 1.56%. The annualized rate of return on average common stockholders’ equity was 15.47% in the recent quarter, compared with 12.93% in the third quarter of 2001 and 16.49% in the second quarter of 2002. During the first nine months of 2002, the annualized rates of return on average assets and average common stockholders’ equity were 1.53% and 16.19%, respectively, compared with 1.20% and 12.47%, respectively, in the corresponding 2001 period. Excluding the impact of merger-related expenses incurred in the first quarter of 2001, the annualized returns on average assets and average common equity were 1.23% and 12.69%, respectively, during the first nine months of 2001.

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

         In accordance with SFAS No. 142, effective January 1, 2002 the Company ceased amortization of goodwill associated with corporate acquisitions. Amortization of such goodwill during the third quarter and first nine months of 2001, none of which was tax deductible, was $16 million ($.16 per diluted share) and $46 million ($.47 per diluted share), respectively. Amortization expense related to core deposit and other intangible assets was $8 million (after-tax), or $.09 per diluted share, during the third quarter of 2002, compared with $10 million (after-tax), or $.10 per diluted share in the third quarter of 2001 and $9 million (after-tax), or $.09 per diluted share in the second quarter of 2002. Similar amortization charges for the first nine months of 2002 and 2001 were $25 million (after-tax), or $.26 per diluted share, and $28 million (after-tax), or $.28 per diluted share, respectively. Pro forma net income and diluted earnings per share for last year’s third quarter, computed as if SFAS No. 142 had been effective in 2001, were $114 million and $1.14, respectively. Pro forma annualized returns on average assets and average common stockholders’ equity for the third quarter of 2001 were 1.45% and 15.01%, respectively, after excluding the impact of goodwill amortization. Pro forma net income and diluted earnings per share for the first nine months of 2001, calculated on the same basis as noted above, were

$323 million and $3.24, respectively, while pro forma annualized returns on average assets and average common stockholders’ equity in that period were 1.41% and 14.56%, respectively.

         In accordance with SFAS No. 142, for purposes of testing for impairment of goodwill the Company assigned all of its recorded goodwill to the reporting units originally intended to benefit from past business combinations and completed a transitional goodwill impairment test as of January 1, 2002. The Company determined that, pursuant to the provisions of SFAS No. 142, impairment of goodwill was not permitted or required as of January 1, 2002. At September 30, 2002, September 30, 2001 and December 31, 2001, the Company had goodwill of $1.1 billion recorded as assets. Core deposit and other intangible assets at September 30, 2002 totaled $131 million, compared with $184 million a year earlier and $170 million at December 31, 2001.

         On September 26, 2002, M&T entered into a definitive agreement with Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland, to acquire Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland, and to merge it into M&T. Upon completion of the merger, Allfirst Bank, Allfirst’s primary banking subsidiary, will be merged into Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal banking subsidiary. Allfirst Bank operates 262 banking offices in Maryland, Pennsylvania, Washington D.C., Virginia and Delaware. At June 30, 2002, Allfirst had $17.3 billion in assets, including $10.7 billion of loans and $3.4 billion of investment securities, and $15.6 billion of liabilities, including $11.6 billion of deposits. The merger is subject to a number of conditions, including the approvals of stockholders of both M&T and AIB and various regulatory agencies, and is expected to be completed by the end of the first quarter of 2003. Under the terms of the agreement between AIB and M&T, AIB will receive 26.7 million shares of M&T common stock (representing approximately 22.5% of M&T’s post-merger outstanding common shares) and $886 million in cash in exchange for all outstanding Allfirst common shares.

         On February 9, 2001, M&T acquired Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York. Premier National Bank, Premier’s bank subsidiary, was merged into M&T Bank on that date. Premier National Bank operated 34 banking offices in the mid-Hudson Valley region of New York State. As of the merger date, assets acquired totaled approximately $1.8 billion, including approximately $1.0 billion of loans and leases, and liabilities assumed were approximately $1.5 billion, including approximately $1.4 billion of deposits. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operations acquired from Premier have been included in M&T’s financial results subsequent to the acquisition date. Premier’s stockholders received $171 million in cash and 2,440,812 shares of M&T common stock in exchange for the Premier shares outstanding at the time of the acquisition. In connection with the acquisition, the Company recorded approximately $178 million of goodwill and $32 million of core deposit intangible. The Company incurred nonrecurring expenses during the first quarter of 2001 related to systems conversions and other costs of integrating and conforming acquired operations with and into the operations of M&T Bank totaling approximately $8 million ($5 million after-tax). There were no similar expenses incurred during the remainder of 2001 or during the first nine months of 2002.

Cash Operating Results

As a result of accounting for substantially all of its business combinations using the purchase method of accounting, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $1.2 billion at September 30, 2002 and $1.3 billion at September 30 and December 31, 2001. Since the amortization of these intangible assets does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a “cash” or “tangible” basis (which excludes the after-tax effect of amortization of goodwill and core deposit and other intangible assets and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein do not exclude the effect of other non-cash operating expenses such as depreciation, provision for credit losses, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis data do, however, exclude the after-tax impact of nonrecurring merger-related expenses associated with acquisitions.

         Cash net income was $125 million in the third quarter of 2002, up slightly from $124 million in the year-earlier quarter. Diluted cash earnings per share for the recent quarter were $1.32, an increase of 6% from $1.24 in the third quarter of 2001. Cash net income and diluted cash earnings per share were $130 million and $1.35, respectively, in the second quarter of 2002. For the first nine months of 2002, cash net income and diluted cash earnings per share were $385 million and $4.01, respectively, up 8% and 12%, respectively, from $356 million and $3.57 in the corresponding 2001 period.

         The annualized cash return on average tangible assets was 1.62% in the recent quarter, compared with 1.64% in the year earlier quarter and 1.73% in the second quarter of 2002. Cash return on average tangible common equity was an annualized 27.34% in the third quarter of 2002, compared with 28.39% in the third quarter of 2001 and 29.69% in the second quarter of 2002. For the first nine months of 2002, the annualized cash return on average tangible assets and average tangible common stockholders’ equity was 1.70% and 29.07%, respectively, compared with 1.62% and 28.19%, respectively, in the similar 2001 period. Including the effect of merger-related expenses, the annualized cash returns on average tangible assets and average tangible common stockholders’ equity through the first three quarters of 2001 were 1.60% and 27.80%, respectively.

         A summary of net income and diluted earnings per share, pro forma net income and pro forma diluted earnings per share (computed as if SFAS No. 142 had been effective in 2001) and cash net income and diluted cash earnings per share follows:

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

	(in thousands, except per share)
Net income	$117,215	97,867	359,273	276,341

Amortization of goodwill	—	15,753	—	46,262

Pro forma net income	117,215	113,620	359,273	322,603

Amortization of core deposit and other intangible assets(1)	7,956	9,903	25,282	28,366

Nonrecurring merger-related expenses(1)	—	—	—	4,844

Cash net income	$125,171	123,523	384,555	355,813

Diluted earnings per share	$1.23	.98	3.75	2.77

Amortization of goodwill	—	.16	—	.47

Pro forma diluted earnings per share	1.23	1.14	3.75	3.24

Amortization of core deposit and other intangible assets(1)	.09	.10	.26	.28

Nonrecurring merger-related expenses(1)	—	—	—	.05

Diluted cash earnings per share	$1.32	1.24	4.01	3.57

(1)	After any related tax effect

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income increased 7% to $319 million in the third quarter of 2002 from $299 million in the year-earlier quarter. Higher average loan balances outstanding and a widening of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, contributed to the improvement in net interest income. Average loans and leases increased $1.0 billion, or 4%, to $25.8 billion in the third quarter of 2002 from $24.8 billion in the year-earlier quarter. Average balances of consumer loans, predominately automobile loans and home equity lines of credit, rose $1.4 billion from the third quarter of 2001 to the recent quarter, while commercial loans and leases decreased $159 million, due in part to sluggish economic conditions in the Company’s core markets, and residential real estate loans decreased $456 million, largely the result of customer repayments of loans. Taxable-equivalent net interest income was $313 million in the second quarter of 2002, when average loans and leases were $25.2 billion. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease)from

	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2002.	2001	2002

Commercial, financial, etc.	$5,181	(3)%	2%

Real estate — commercial	9,536	2	1

Real estate — consumer	4,880	(9)	—

Consumer

Automobile	2,953	35	10

Home equity	1,881	45	8

Other	1,397	4	1

Total consumer	6,231	29	7

Total	$25,828	4%	2%

         For the first nine months of 2002, taxable-equivalent net interest income was $936 million, up 8% from $867 million in the corresponding 2001 period. An increase in average loans and leases of $1.2 billion, predominantly consumer loans, was the leading factor contributing to this improvement.

         Investment securities averaged $2.9 billion in the third and second quarters of 2002, compared with $3.2 billion in the third quarter of 2001. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations, commercial real estate mortgage-backed securities, and shorter-term U.S. Treasury notes. The Company has also invested in debt securities issued by municipalities and debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions. In September 2002, the Company also temporarily invested approximately $1 billion in short-term commercial paper that matured in October and November 2002 and was classified in investment securities at September 30, 2002. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security. Investment securities may also be sold following completion of a business combination.

         Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, Federal funds sold and agreements to resell securities, averaged $121 million in 2002’s third quarter, compared with $34 million in the year-earlier quarter and $273 million in the second quarter of 2002. The size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

         As a result of the changes described herein, average earning assets increased 3% to $28.9 billion in the recent quarter from $28.1 billion in the third quarter of 2001. Average earning assets were $28.4 billion in the second quarter of 2002 and aggregated $28.5 billion and $27.7 billion for the nine months ended September 30, 2002 and 2001, respectively.

         Core deposits are the most significant source of funding to the Company and are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T. Average core deposits were $17.5 billion in the third quarter of 2002 and 2001, and $17.6 billion in the second quarter of 2002. The Company has experienced a shift in the composition of core deposits throughout 2001 and the first nine months of 2002, largely as a result of the lower interest rate environment. Reflecting a change in customer savings trends, average core savings deposits rose to $8.9 billion in the third quarter of 2002 from $7.4 billion in the comparable 2001 quarter and $8.8 billion in the second quarter of 2002. In contrast, average time deposits under $100,000 decreased to $4.2 billion in the recently completed quarter from $5.9 billion a year earlier and $4.5 billion in the second quarter of 2002. The accompanying table provides an analysis of quarterly changes in the components of average core deposits. For the nine months ended September 30, 2002 and 2001, core deposits averaged $17.5 billion and $17.6 billion, respectively.

AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from

	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2002	2001	2002

NOW accounts	$753	6%	(1)%

Savings deposits	8,892	19	1

Time deposits less than $100,000	4,178	(30)	(7)

Noninterest-bearing deposits	3,676	9	3

Total	$17,499	—%	(1)%

         The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through M&T Bank’s offshore branch office, and brokered deposits. Brokered time deposits, which have been used as an alternative to short-term borrowings to lengthen the average maturity of interest-bearing liabilities, averaged $1.8 billion during the recent quarter, compared with $789 million and $1.9 billion in the third quarter of 2001 and the second quarter of 2002, respectively. At September 30, 2002, brokered time deposits totaled $1.9 billion and had a weighted average remaining term to maturity of .7 years. Certain of the brokered deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $130 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $58 million during the third and second quarters of 2002. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

         In addition to deposits, the Company uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $3.2 billion in the recent quarter, compared with $3.6 billion in the year-earlier quarter and $2.7 billion in the second quarter of 2002. Amounts borrowed from the FHLB and included in short-term borrowings averaged $1.0 billion in the third quarter of 2002, $856 million in the third quarter of 2001 and $964 million in the second quarter of 2002. The remaining short-term borrowings were predominately comprised of unsecured federal funds borrowings which generally mature daily. Long-term borrowings averaged $4.3 billion in the third quarter of 2002, compared with $3.7 billion and $4.1 billion in the third quarter of 2001 and the second quarter of 2002, respectively. Included in average long-term borrowings were amounts borrowed from the FHLB totaling $3.1 billion in the third quarter of 2002, compared with $2.5 billion and $3.0 billion in the third quarter of 2001 and the second quarter of 2002, respectively. Also included in average long-term borrowings were $675 million of subordinated capital notes and trust preferred securities with a carrying value of $318 million. Information regarding the trust preferred securities is provided in note 5 of Notes to Financial Statements.

         In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, changes in interest rates and spreads can impact net interest income. Throughout 2001, the Federal Reserve took numerous actions to lower the level of interest rates by reducing its benchmark overnight federal funds target rate by 475 basis points (hundredths of one percent). In general, such actions contributed to a greater decline in short-term rates on deposits and borrowings as compared with the decline in yields on loans and other earning assets. The impact of changing interest rates had a positive effect on the Company’s net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, in 2001 and the first nine months of 2002. The yield on the Company’s earning assets during the recent quarter was 6.38%, down 105 basis points from 7.43% in the third quarter of 2001, while the rate paid on interest-bearing liabilities decreased 137 basis points to 2.34% from 3.71% in the third quarter of 2001. The impact of the more rapid repricing of interest-bearing liabilities than earning assets combined with the magnitude of the interest rate reductions contributed to a 32 basis point increase in the net interest spread, from 3.72% in the third quarter of 2001 to 4.04% in 2002’s third quarter. In the second quarter of 2002, the net interest spread was 4.07%, the yield on earning assets was 6.57% and the rate paid on interest-bearing liabilities was 2.50%. For the first nine months of 2002, the net interest spread was 4.05%, an increase of 42 basis points from 3.63% in the corresponding 2001 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 6.54% and 2.49%, respectively, in the first nine months of 2002, compared with 7.84% and 4.21%, respectively, in the year-earlier period.

         Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Average net interest-free funds totaled $4.1 billion in the third quarter of 2002, up from $3.8 billion a year earlier and $4.0 billion in the second quarter of 2002. During the first nine months of 2002 and 2001, average net interest-free funds were $3.9 billion and $3.6 billion, respectively. Goodwill and core deposit and other intangible assets averaged $1.2 billion during the third and second quarters of 2002, and $1.3 billion during the third quarter of 2001. The cash surrender value of bank owned life insurance averaged $608 million and $576 million in the third quarter of 2002 and 2001, respectively, and $600 million in the second quarter of 2002. Tax-exempt income earned from increases in the cash surrender value of bank owned life insurance is not included in interest income, but rather is recorded in “other revenues from operations.”

         The contribution of net interest-free funds to net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, was .34% in the third quarter of 2002, compared with      .50% in the corresponding 2001 quarter and .36% in the second quarter of 2002. For

the first nine months of the year, such contribution was .34% in 2002 and      .56% in 2001. The lower contribution to net interest margin of net interest-free funds in the first three quarters of 2002 resulted primarily from the impact of lower interest rates on interest-bearing liabilities used to value such contribution.

         Reflecting the changes described herein, the Company’s net interest margin was 4.38% in 2002’s third quarter, 16 basis points higher than 4.22% in the third quarter of 2001 but 5 basis points lower than 4.43% in the second quarter of 2002. During the first nine months of 2002 and 2001, the net interest margin was 4.39% and 4.19%, respectively.

         In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of September 30, 2002 and 2001 was $872 million and $561 million, respectively, $869 million as of June 30, 2002 and $576 million as of December 31, 2001. Under the terms of $755 million of interest rate swaps agreements in effect at September 30, 2002, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. Under the terms of the remaining $117 million of swap agreements, the Company pays a fixed rate and receives a variable rate.

         As of September 30, 2002, $772 million of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges and $100 million had been designated as cash flow hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amount of hedge ineffectiveness of both fair value and cash flow hedges was not material to the Company’s results of operations in 2002 or 2001. The estimated fair value of interest rate swap agreements designated as fair value hedges was a gain of approximately $9 million at September 30, 2002 and 2001, compared with a gain of $5 million at December 31, 2001. The fair values of such swap agreements were substantially offset by unrealized losses on the fair values of the hedged items. The estimated fair value of the interest rate swap agreements designated as cash flow hedges was a loss of approximately $1.2 million at September 30, 2002. Net of applicable income taxes, such loss was approximately $724 thousand and has been included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet. The estimated fair value of the interest rate swap agreement designated as a cash flow hedge at December 31, 2001 was a loss of $461 thousand ($298 thousand after taxes), while the estimated fair value of the interest rate swap agreement designated as a cash flow hedge at September 30, 2001 was a loss of $628 thousand ($407 thousand after taxes). The changes in the fair values of the interest rate swap agreements and the hedged items resulted from the effects of changing interest rates.

         The weighted average rates to be received and paid under interest rate swap agreements currently in effect were 2.92% and 1.99%, respectively, at September 30, 2002. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

	Three months ended September 30

	2002		2001

	Amount	Rate*	Amount	Rate *

Increase (decrease) in:

Interest income	$(194)	—%	$(111)	—%

Interest expense	(2,580)	(.04)	(2,220)	(.04)

Net interest income/margin	$2,386	.04%	$2,109	.03%

Average notional Amount **	$871,793		$518,380

	Nine months ended September 30

	2002		2001

	Amount	Rate*	Amount	Rate *

Increase (decrease) in:

Interest income	$(576)	—%	$(206)	—%

Interest expense	(7,367)	(.04)	(4,288)	(.02)

Net interest income/margin	$6,791	.03%	$4,082	.02%

Average notional Amount **	$722,507		$508,152

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Excludes forward-starting interest rate swaps.

         As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating costs, and to be used for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, as well as other available borrowing facilities. M&T Bank has also obtained funding through issuances of subordinated capital notes. Informal and sometimes reciprocal sources of funding are also available to M&T Bank through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $2.6 billion, $2.1 billion and $2.7 billion at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. Should the Company experience a substantial deterioration in its financial condition or its debt rating, however, or should the availability of short-term funding become restricted, M&T Bank’s ability to obtain funding from these sources could be negatively impacted.

         M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases is the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of this test, at September 30, 2002 approximately $276 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. This source of cash flows has been supplemented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities is included in note 5 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at September 30, 2002 or December 31, 2001.

         In connection with the pending acquisition of Allfirst, the Company expects to issue approximately $500 million of subordinated capital notes and, as a result, expects to have sufficient liquid assets to fund the cash portion of the consideration to be paid in connection with the acquisition. On an ongoing basis, management closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. Management does not anticipate engaging in any activities for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks.

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

         The accompanying table as of September 30, 2002 and December 31, 2001 displays the estimated impact on projected net interest income from non-trading financial instruments resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income

Changes in interest rates	September 30, 2002	December 31, 2001

+200 basis points	$22,232	(1,090)

+100 basis points	13,788	(3,960)

-100 basis points	685	298

-200 basis points	5,990	2,364

         Many assumptions were utilized by the Company to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumed gradual changes in interest rates across repricing categories of 100 and 200 basis points up and down during a twelve-month period. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of changes in interest rates, market conditions, and interest rate differentials (spreads) between maturity/ repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts and changes in such amounts presented in the table are not considered significant to the Company’s past or projected net interest income.

         The Company engages in trading activities to meet the financial needs of customers and to profit from perceived market opportunities. Financial instruments utilized in trading activities have included forward and futures contracts related to foreign currencies and mortgage-backed securities, U.S. Treasury and other government securities, mortgage-backed securities and interest rate contracts, such as swap agreements. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions as well as the type of trading activities conducted by the Company are subject to a well-defined series of potential loss exposure limits established by the Asset-Liability Committee, however, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counter parties to the Company’s trading activities.

         The notional amounts of interest rate contracts totaled $1.3 billion at September 30, 2002, $1.1 billion at September 30, 2001, and $1.4 billion at December 31, 2001. The notional amounts of foreign currency and other option and futures contracts were $260 million, $269 million and $242 million at September 30, 2002, September 30, 2001 and December 31, 2001, respectively. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $51 million and $36 million, respectively, at September 30, 2002, $42 million and $31 million, respectively, at September 30, 2001, and $39 million and $27 million, respectively, at December 31, 2001. Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

A provision for credit losses is recorded to adjust the Company’s allowance for credit losses to a level that is adequate to absorb losses inherent in the loan and lease portfolio. The provision for credit losses in the third quarter of 2002 was $37 million, up from $28 million in both the third quarter of 2001 and the second quarter of 2002. Net loan charge-offs were $36 million in the recently completed quarter, compared with $24 million in the year-earlier period and $25 million in the second quarter of 2002. Net charge-offs as an annualized percentage of average loans and leases were .55% in the recent quarter, compared with .38% in the third quarter of 2001 and .39% in 2002’s second quarter. During 2002’s third quarter, the Company charged off the entire outstanding balances ($17 million) of two commercial leases to a major airline company that filed for bankruptcy protection in the quarter. For the nine month periods ended September 30, 2002 and 2001, the provision for credit losses was $89 million and $71 million, respectively. Net charge-offs through September 30 were $77 million in 2002 and $55 million in 2001, representing .40% and .30%, respectively, of average loans and leases. A summary of net charge-offs by loan type is presented in the accompanying table.

NET CHARGE-OFFS (RECOVERIES)
BY LOAN/LEASE TYPE
In thousands

	2002

				Year-
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date

Commercial, financial, etc.	$3,422	13,312	22,530	39,264

Real estate:

Commercial	591	531	2,283	3,405

Residential	1,796	1,983	2,109	5,888

Consumer	10,170	8,808	9,133	28,111

	$15,979	24,634	36,055	76,668

	2001

				Year-
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date

Commercial, financial, etc.	$2,135	6,004	14,025	22,164

Real estate:

Commercial	4,066	132	43	4,241

Residential	1,505	1,874	1,513	4,892

Consumer	8,197	6,896	8,197	23,290

	$15,903	14,906	23,778	54,587

         Nonperforming loans, consisting of nonaccrual and restructured loans, aggregated $227 million or .86% of total loans and leases outstanding at September 30, 2002, compared with $197 million or .79% at September 30, 2001, $190 million or .76% at December 31, 2001, and $168 million or .66% at June 30, 2002. The higher level of nonperforming loans since June 30, 2002 was largely due to the inclusion of three commercial loans having aggregate outstanding balances of $53 million at the most recent quarter-end. Accruing loans past due 90 days or more were $148 million or .56% of total loans and leases at September 30, 2002, compared with $138 million or .55% a year earlier, $147 million or .58% at December 31, 2001 and $128 million or .50% at June 30, 2002. Such loans include one-to-four family residential mortgage loans serviced by the Company and repurchased from the Government National Mortgage Association (“GNMA”). The repurchased loans totaled $109 million at September 30, 2002, $104 million at September 30, 2001 and June 30, 2002, and $108 million at December 31, 2001. The outstanding principal balances of the repurchased loans are fully guaranteed by government agencies. The loans were repurchased to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. In general, the remaining portion of accruing loans past due 90 days or more were either also guaranteed by government agencies or well-secured by collateral.

         Commercial loans and leases classified as nonperforming aggregated $124 million at September 30, 2002, $88 million at September 30, 2001, $85 million at December 31, 2001 and $69 million at June 30, 2002. The higher levels of such nonperforming loans since June 30, 2002 were primarily due to the previously noted addition of three commercial loans to the nonperforming classification. Nonperforming commercial real estate loans were $42 million at September 30, 2002, $39 million at September 30, 2001 and December 31, 2001, and $38 million at June 30, 2002. Nonperforming residential real estate loans totaled $40 million at September 30, 2002 and December 31, 2001, $45 million at September 30, 2001 and $41 million at June 30, 2002. Residential real estate loans past due 90 days or more and accruing interest totaled $130 million at September 30, 2002, compared with $125 million at September 30, 2001, $135 million at December 31, 2001 and $120 million at June 30, 2002. As previously discussed, such loans include loans repurchased from GNMA that are fully guaranteed by government agencies. Nonperforming consumer loans and leases totaled $21 million at September 30, 2002, compared with $25 million at September 30, 2001, $26 million at December 31, 2001, and $20 million at June 30, 2002. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .33% at September 30, 2002, .49% at September 30, 2001, .50% at December 31, 2001 and .32% at June 30, 2002. The decline in the percentage of consumer loans considered to be nonperforming in 2002 as compared with 2001 reflects the previously described recent growth of such portfolio.

Accruing consumer loans and leases past due 90 days or more were $4 million at September 30, 2002, compared with $7 million a year earlier and $5 million at December 31, 2001 and June 30, 2002.

         Assets acquired in settlement of defaulted loans were $20 million at September 30, 2002, $12 million at September 30, 2001, $16 million at December 31, 2001 and $22 million at June 30, 2002.

         A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2002 Quarters			2001 Quarters

	Third	Second	First	Fourth	Third

Nonaccrual loans	$218,617	159,468	173,197	180,344	187,851

Renegotiated loans	8,402	8,463	9,057	10,128	9,641

Total nonperforming loans	227,019	167,931	182,254	190,472	197,492

Real estate and other assets owned	20,458	22,198	21,594	16,387	11,755

Total nonperforming assets	$247,477	190,129	203,848	206,859	209,247

Accruing loans past due 90 days or more*	$147,867	128,127	148,038	146,899	137,501

Government guaranteed loans included in totals above

Nonperforming loans	$10,373	10,693	10,351	10,196	11,165

Accruing loans past due 90 days or more	114,432	109,189	115,097	113,600	110,369

Nonperforming loans to total loans and leases, net of unearned discount	.86%	.66%	.73%	.76%	.79%

Nonperforming assets to total net loans and leases and real estate and other assets owned	.94%	.74%	.81%	.82%	.84%

Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.56%	.50%	.59%	.58%	.55%

*	Primarily residential mortgage loans and consumer loans.

         The Company maintains an allowance for credit losses that it believes is adequate to absorb losses inherent in the loan and lease portfolio as of each respective balance sheet date. Management regularly assesses the adequacy of the allowance by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Management cautiously evaluated the impact of interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses at September 30, 2002. In addition to general economic conditions, factors considered by management when performing its assessment included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth than the vast majority of other regions of the country; and (iii) significant growth in loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis. Management believes that the allowance for credit losses at September 30, 2002 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $437 million, or 1.66% of total loans and leases at September 30, 2002, compared with $413 million or 1.65% a year earlier, $425 million or 1.69% at December 31, 2001 and $436 million or 1.70% at June 30, 2002. The ratio of the allowance for credit losses to nonperforming loans was 193% at the most recent quarter-end, compared with 209% a year earlier, 223% at December 31, 2001 and 260% at June 30, 2002.

Other Income

Other income totaled $128 million in the third quarter of 2002, compared with $120 million in the corresponding quarter of 2001 and $121 million in the second quarter of 2002.

         Mortgage banking revenues totaled $30 million in the recent quarter, compared with $25 million in the third quarter of 2001 and $23 million in the second quarter of 2002. The low interest rate environment continued to produce a favorable climate for loan origination and refinancing activities. Residential mortgage loans originated for sale to other investors remained at historically high levels, totaling approximately $1.4 billion during the third quarter of 2002, compared with $1.2 billion in 2001’s third quarter and $1.1 billion in the second quarter of 2002. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans at fair market value aggregated $14 million in the third quarter of 2002, compared with $12 million in the year-earlier quarter and $8 million in the second quarter of 2002. Revenues from servicing residential mortgage loans for others were $13 million in the third and second quarters of 2002, compared with $11 million in the third quarter of 2001. Residential mortgage loans serviced for others were $12.3 billion at September 30, 2002, $11.6 billion a year earlier, $11.0 billion at December 31, 2001 and $12.0 billion at June 30, 2002. Capitalized servicing assets, net of applicable valuation allowances for possible impairment, totaled $109 million at September 30, 2002, compared with $106 million at September 30, 2001, $107 million at December 31, 2001 and $123 million at June 30, 2002. Residential mortgage loans held for sale were $1.0 billion at September 30, 2002 and December 31, 2001, $832 million at September 30, 2001 and $668 million at June 30, 2002. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $1.6 billion and $1.2 billion, respectively, at September 30, 2002, $1.1 billion and $644 million, respectively, at September 30, 2001, $1.3 billion and $714 million, respectively, at December 31, 2001 and $923 million and $638 million, respectively, at June 30, 2002. Net unrealized gains on loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $16 million and $8 million at September 30, 2002 and 2001, respectively, $9 million at December 31, 2001 and $6 million at June 30, 2002.

         Service charges on deposit accounts rose to $43 million in the third quarter of 2002, 16% higher than $37 million in the year-earlier quarter and up 6% from $41 million in the second quarter of 2002. Higher transactional deposit account balances, which generate higher levels of service charges than non-transactional accounts, contributed to the higher service charge income in the two most recent quarters as compared with the third quarter of 2001. Trust income totaled $14 million in the recent quarter, $16 million in last year’s third quarter and $15 million in this year’s second quarter. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $11 million in the third quarter of 2002, compared with $9 million in the year-earlier quarter and $12 million in the second quarter of 2002. Trading account and foreign exchange activity resulted in gains of $287 thousand during the third quarter of 2002, $223 thousand in 2001’s third quarter and $386 thousand in the second quarter of 2002. Other revenues from operations were $30 million in the third quarter of 2002, compared with $33 million in the year-earlier period and $29 million in 2002’s second quarter. Included in other revenues from operations is tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $8 million in the quarters ended September 30, 2002 and June 30, 2002, and $9 million during the quarter ended September 30, 2001.

         Other income totaled $374 million in the first nine months of 2002, up 7% from $350 million in the corresponding 2001 period. For the first nine months of 2002, mortgage banking revenues totaled $82 million, up 8% from $75 million during the year-earlier period. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans at fair market value aggregated $36 million and $37 million during the nine-month periods ended September 30, 2002 and 2001, respectively. Revenues from servicing residential mortgage loans for others were $39 million and $32 million for the first nine months of 2002 and 2001, respectively. The higher servicing fees in 2002 were largely the result of residential mortgage loan servicing rights purchased during the second half of 2001 and in March 2002. Reflecting higher transactional deposit account balances, service charges on deposit accounts rose 17% to $123 million through the first three quarters of 2002 from $106 million in the comparable 2001 period. Reflecting general declines in the stock market, trust income totaled $46 million in the first nine months of 2002, down from $48 million in the corresponding 2001 period. Brokerage services income increased 18% to $34 million during the nine-month period ended September 30, 2002 from $29 million in the similar 2001 period, largely due to higher revenues earned from sales of annuity products. Trading account and foreign exchange activity resulted in gains of $2 million and $3 million for the nine-month periods ended September 30, 2002 and 2001, respectively. Other revenues from operations were $88 million in the first nine months of 2002, compared with $87 million in the comparable 2001 period. Higher commissions from sales of insurance products resulted in the increase.

Other Expense

Operating expenses, which exclude nonrecurring merger-related expenses as well as amortization of goodwill and core deposit and other intangible assets, aggregated $221 million in the third quarter of 2002, compared with $205 million in the third quarter of 2001 and $210 million in the second quarter of 2002. Components of other expense considered to be nonoperating in nature and therefore excluded from the operating expense totals noted above were amortization of core deposit and other intangible assets of $13 million in the third and second quarters of 2002 and $15 million in the third 2001 quarter, and amortization of goodwill of $16 million in the third quarter of 2001. On the same basis and also exclusive of merger-related expenses, through the first nine months of 2002, operating expenses increased to $641 million from $604 million in the comparable 2001 period. Amortization of core deposit and other intangible assets totaled $40 million during the first nine months of 2002, down from $46 million in the corresponding 2001 period. Amortization of goodwill was $46 million during the first nine months of 2001, while merger-related expenses were $8 million in that same period. There were no merger-related expenses during the nine-month period ended September 30, 2002.

         Salaries and employee benefits expense totaled $113 million in the third quarter of 2002, compared with $109 million in the year-earlier quarter and $116 million in the second quarter of 2002. Merit salary increases and higher incentive compensation costs contributed to the third quarter year-over-year increase, while lower employee benefit costs resulted in the decrease from the second quarter of 2002. For the first nine months of 2002, salaries and employee benefits expense increased to $342 million from $325 million in the corresponding 2001 period, largely the result of merit salary increases and higher commissions and incentive compensation costs.

         Excluding the nonoperating expense items previously noted, nonpersonnel expense totaled $108 million in the third quarter of 2002, compared with $96 million in the third quarter of 2001 and $94 million in the second quarter of 2002. On the same basis, such expenses were $298 million during the first nine months of 2002, compared with $280 million during the corresponding 2001 period. The most significant factor contributing to the rise in such expenses were provisions for impairment of capitalized residential mortgage servicing rights. Reflecting declines in mortgage interest rates during the third and second quarters of 2002 and the resulting expected impact on customer prepayments of outstanding mortgage loans, the Company recorded provisions of $16 million and $3 million in those respective periods for impairment of certain strata of residential mortgage loan servicing rights. A similar provision of $2 million was recognized during the third quarter and first nine months of 2001. Higher amortization of residential mortgage servicing rights also contributed to the higher expense levels in 2002. Such amortization was $10 million during the third and second quarters of 2002, $8 million in the third quarter of 2001, and $29 million and $23 million during the first nine months of 2002 and 2001, respectively.

         The Company’s efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and other income, measures how much of a company’s revenue is consumed by operating expenses. The Company’s efficiency ratio, calculated using the operating expense totals noted above and excluding gains (losses) from sales of bank investment securities from other income, was 49.3% during the recent quarter, compared with 49.0% during the third quarter of 2001 and 48.4% in 2002’s second quarter. The efficiency ratios for the nine-month periods ended September 30, 2002 and 2001 were 48.9% and 49.7%, respectively.

Capital

Stockholders’ equity at September 30, 2002 was $3.1 billion or 8.96% of total assets, compared with $3.0 billion or 9.49% of total assets a year earlier, and $2.9 billion or 9.35% at December 31, 2001. On a per share basis, stockholders’ equity was $33.25 at September 30, 2002, up from $31.19 and $31.33 at September 30 and December 31, 2001, respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets (and applicable deferred tax balances), was $20.36 at September 30, 2002, compared with $17.85 a year earlier and $18.34 at December 31, 2001.

         To complete the acquisition of Premier on February 9, 2001, M&T issued 2,440,812 shares of common stock to former holders of Premier common stock and assumed employee stock options to purchase 224,734 shares of M&T common stock, resulting in an addition to stockholders’ equity of $176 million. In November 2001, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. During the third quarter and first nine months of 2002, M&T repurchased 408,000 shares and 3,007,585 shares, respectively, of common stock pursuant to such plan at an average cost per share of $77.40 and $79.90, respectively. From the announcement date of the plan through September 30, 2002, M&T had repurchased a total of 3,632,098 shares of common stock at an average cost of $78.49 per share. M&T discontinued purchases of its common stock during the third quarter of 2002, determining instead that going forward it would use the Company’s internal generation of capital to support the pending acquisition of Allfirst.

         Included in stockholders’ equity at September 30, 2002 and 2001 was accumulated other comprehensive income, which reflected gains of $43 million, or $.46 per common share, representing the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with unrealized gains of $23 million, or $.25 per share, at December 31, 2001. Such unrealized gains are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Accumulated other comprehensive income also reflects unrealized losses of $.7 million at September 30, 2002 and $.3 million at December 31, 2001, representing the after-tax estimated fair values of interest rate swap agreements designated as cash flow hedges.

         Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $318 million carrying value of trust preferred securities as described in note 5 of Notes to Financial Statements. As of September 30, 2002, total capital also included $539 million of the $675 million of subordinated notes issued by M&T Bank in prior years.

         The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or cash net income (reduced by the impact of nonrecurring merger-related expenses) less dividends paid expressed as an annualized percentage of regulatory “core capital” at the beginning of each period, was 20.12% during the third quarter of 2002, compared with 20.31% in the corresponding quarter of 2001 and 21.53% in the second quarter of 2002.

         The regulatory capital ratios of the Company, Olympia Financial Corporation (“Olympia”), a wholly owned, second-tier bank holding company subsidiary of M&T, M&T Bank and M&T Bank, N.A., as of September 30, 2002 are presented in the accompanying table.

         REGULATORY CAPITAL RATIOS
         September 30, 2002

	M&T		M&T	M&T
	(Consolidated)	Olympia	Bank	Bank, N.A.

Core capital	7.31%	6.74%	6.96%	17.82%

Total capital	10.44%	9.90%	10.12%	18.77%

Leverage	6.87%	6.35%	6.56%	10.79%

Segment Information

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 6 of Notes to Financial Statements.

         In the third quarter of 2002, the Commercial Banking segment recorded net income of $27 million, up from $24 million in both the second quarter of 2002 and the third quarter of 2001. The major factors contributing to the higher net income in 2002’s third quarter was a lower provision for credit losses offset, in part, by a decrease in net interest income, due to a narrowing of the net interest margin. Net income for this segment for each of the nine-month periods ended September 30, 2002 and 2001 was $81 million. A decrease in net interest income of $10 million in the 2002 period, due to a 25 basis point narrowing of the net interest margin, was largely offset by a $8 million decrease in the provision for credit losses when compared with the similar 2001 period.

         The Commercial Real Estate segment’s earnings were $22 million in the recent quarter, down from $23 million in the year-earlier period and $24 million in the second quarter of 2002. The decreases from the prior quarters were largely the result of higher provisions for credit losses and lower fees for providing origination services to other parties. During the nine-month period ended September 30, 2002, this segment’s net income increased to $69 million from $65 million in the corresponding 2001 period. The improvement in net income in the first nine months of 2002 was attributable to a $7 million increase in net interest income, the result of a 5% increase in average loan balances outstanding and a 10 basis point widening of the net interest margin on outstanding loan balances.

         Net income contributed by the Discretionary Portfolio segment in the third quarter of 2002 of $13 million was unchanged from the year-earlier quarter and the second quarter of 2002. Higher net interest income, the result of an improved net interest margin, was largely offset by a $2 million provision for impairment of capitalized residential mortgage loan servicing rights attributable to securitized residential mortgage loans held by this segment. Net income for the nine months ended September 30, 2002 and 2001 was $41 million and $38 million, respectively. The increase in net income from the prior year was due, in part, to increased net interest income of $7 million, largely the result of a 4 basis point rise in the segment’s net interest margin.

         The Residential Mortgage Banking segment’s earnings of $7 million in the recent quarter were $1 million below the previous quarter and $3 million lower than the corresponding quarter of 2001. The decrease in net income in the recent quarter compared with the similar 2001 period was largely attributable to a $12 million increase in the provision for impairment of capitalized residential mortgage loan servicing rights offset, in part, by higher net interest income, due to an increase in loan net interest margin, and higher servicing revenues, largely the result of servicing rights purchased in the second half of 2001 and in March of 2002. Further offsetting the higher impairment provision was an increase in income from loan origination and sales activities. When compared with the second quarter of 2002, higher income from loan origination and sales activities and higher net interest income, caused by an increase in loan balances, partially offset an $11 million increase in the impairment provision. Net income for the first nine months of 2002 and 2001 was $28 million and $29 million, respectively. The servicing rights impairment provision of $17 million in 2002 and $2 million in 2001, along with higher commissions, salaries and other operating expenses in 2002, were largely offset by increases in net interest income, the result of higher loan net interest margin and balances outstanding, and in servicing revenues.

         The Retail Banking segment contributed net income of $43 million in the third quarter of 2002, unchanged from the immediately preceding quarter, but down from $51 million a year earlier. Lower net interest income of $8 million, the result of a lower deposit net interest margin of 41 basis points, and higher costs related to the automobile lending and leasing business, contributed to the decrease in net income from the third quarter of 2001. For the nine months ended September 30, 2002, earnings for the Retail Banking segment totaled $126 million, down from $156 million in the corresponding 2001 period. A reduction in net interest income of $39 million, the result of a lower deposit net interest margin of 45 basis points, was the leading factor for the year-over-year decrease in net income.

         The “All Other” category consists largely of other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, amortization of goodwill (prior to 2002) and core deposit and other intangible assets, nonrecurring merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. This category also includes the previously described loss of $17 million during the recent quarter related to two commercial leases to a major airline company that filed for bankruptcy protection. The “All Other” category contributed net income of $5 million in the third quarter of 2002, compared with a net loss of $23 million in the third quarter of 2001 and net income of $10 million in the second quarter of 2002. Net income for this segment was $14 million during the first nine months in 2002, compared with a $93 million loss during the similar 2001 period. The improvement from the comparative periods in 2001 was predominantly the net result of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses, and the cessation of amortization of goodwill resulting from the January 1, 2002 adoption of SFAS No. 142, offset, in part, by the lease charge-offs. The decrease in this segment’s third quarter 2002 net income when compared with the second quarter of 2002 was largely the result of the lease charge-offs.

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

         In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Fair value is the objective for initial measurement of the liability related to exit or disposal activities. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that adopting SFAS No. 146 will have a material impact on the Company’s consolidated financial position, but could affect the timing of when certain costs associated with exit or disposal activities are recognized.

         In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 amends SFAS No. 72, SFAS No.144 and FASB Interpretation No. 9 and clarifies that acquisitions of all or part of financial institutions, including branch acquisitions that meet the definition of a business combination, should be accounted for in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142. If the acquisition is not a business combination because the transferred net assets and activities do not constitute a business, that transaction shall be accounted for as an acquisition of net assets that does not result in the recognition of non-amortizing goodwill, in accordance with paragraphs 4-8 of SFAS No. 141. The provisions of SFAS No. 147 relating to the application of the purchase method of accounting are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 will not have a material impact on the Company’s consolidated financial statements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2002 Third quarter			2002 Second quarter			2002 First quarter

	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Assets

Earning assets

Loans and leases, net of unearned discount*

Commercial, financial, etc.	$5,181	$66,239	5.07%	5,070	66,255	5.24%	5,059	65,183	5.23%

Real estate — commercial	9,536	164,406	6.90	9,432	167,227	7.09	9,371	166,685	7.11

Real estate — consumer	4,880	88,197	7.23	4,901	89,701	7.32	5,240	96,092	7.33

Consumer	6,231	103,926	6.62	5,811	98,195	6.78	5,439	93,130	6.94

Total loans and leases, net	25,828	422,768	6.49	25,214	421,378	6.70	25,109	421,090	6.80

Money-market assets

Interest-bearing deposits at banks	6	21	1.43	5	22	1.63	5	18	1.61

Federal funds sold and agreements to resell securities	103	458	1.77	255	1,119	1.76	245	1,070	1.77

Trading account	12	51	1.68	13	57	1.79	12	72	2.30

Total money-market assets	121	530	1.74	273	1,198	1.76	262	1,160	1.80

Investment securities**

U.S. Treasury and federal agencies	1,327	21,461	6.42	1,319	20,933	6.36	1,360	21,125	6.30

Obligations of states and political subdivisions	278	4,332	6.24	289	4,754	6.58	296	4,717	6.37

Other	1,337	15,710	4.66	1,280	16,783	5.26	1,254	16,694	5.40

Total investment securities	2,942	41,503	5.60	2,888	42,470	5.90	2,910	42,536	5.93

Total earning assets	28,891	464,801	6.38	28,375	465,046	6.57	28,281	464,786	6.67

Allowance for credit losses	(440)			(439)			(433)

Cash and due from banks	738			709			724

Other assets	2,696			2,682			2,698

Total assets	$31,885			31,327			31,270

Liabilities and stockholders’ equity

Interest-bearing liabilities

Interest-bearing deposits

NOW accounts	$753	1,024	.54	757	1,055	.56	738	919	.51

Savings deposits	8,950	27,797	1.23	8,822	26,973	1.23	8,459	26,973	1.29

Time deposits	7,154	54,168	3.00	7,642	63,722	3.34	8,141	72,898	3.63

Deposits at foreign office	458	1,793	1.55	404	1,516	1.51	479	1,791	1.52

Total interest-bearing deposits	17,315	84,782	1.94	17,625	93,266	2.12	17,817	102,581	2.33

Short-term borrowings	3,199	14,197	1.76	2,677	11,825	1.77	2,963	12,883	1.76

Long-term borrowings	4,306	47,101	4.34	4,121	46,858	4.56	3,725	44,663	4.86

Total interest-bearing liabilities	24,820	146,080	2.34	24,423	151,949	2.50	24,505	160,127	2.65

Noninterest-bearing deposits	3,676			3,585			3,455

Other liabilities	382			363			370

Total liabilities	28,878			28,371			28,330

Stockholders’ equity	3,007			2,956			2,940

Total liabilities and stockholders’ equity	$31,885			31,327			31,270

Net interest spread			4.04			4.07			4.02

Contribution of interest-free funds			.34			.36			.35

Net interest income/margin on earning assets		$318,721	4.38%		313,097	4.43%		304,659	4.37%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost. (continued)

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2001 Fourth quarter			2001 Third quarter

	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate

Assets

Earning assets

Loans and leases, net of unearned discount*

Commercial, financial, etc.	$5,181	$74,088	5.67%	5,340	90,615	6.73%

Real estate — commercial	9,401	173,920	7.40	9,322	183,790	7.89

Real estate — consumer	5,317	101,077	7.60	5,336	103,709	7.77

Consumer	5,117	97,708	7.58	4,833	95,543	7.84

Total loans and leases, net	25,016	446,793	7.09	24,831	473,657	7.57

Money-market assets

Interest-bearing deposits at banks	4	21	1.93	4	29	2.96

Federal funds sold and agreements to resell securities	162	909	2.23	17	167	3.88

Trading account	13	97	3.13	13	105	3.17

Total money-market assets	179	1,027	2.28	34	301	3.49

Investment securities**

U.S. Treasury and federal agencies	1,480	24,223	6.49	1,624	26,703	6.52

Obligations of states and political subdivisions	299	5,307	7.09	319	5,597	7.01

Other	1,250	18,433	5.85	1,291	19,968	6.14

Total investment securities	3,029	47,963	6.28	3,234	52,268	6.41

Total earning assets	28,224	495,783	6.97	28,099	526,226	7.43

Allowance for credit losses	(421)			(416)

Cash and due from banks	734			720

Other assets	2,739			2,716

Total assets	$31,276			31,119

Liabilities and stockholders’ equity

Interest-bearing liabilities

Interest-bearing deposits

NOW accounts	$753	1,261	.66	708	1,896	1.06

Savings deposits	8,009	29,258	1.45	7,444	32,515	1.73

Time deposits	8,307	88,046	4.21	8,506	104,985	4.90

Deposits at foreign office	363	1,717	1.89	378	3,115	3.27

Total interest-bearing deposits	17,432	120,282	2.74	17,036	142,511	3.32

Short-term borrowings	3,488	19,207	2.18	3,621	32,808	3.59

Long-term borrowings	3,533	47,360	5.32	3,689	52,355	5.63

Total interest-bearing liabilities	24,453	186,849	3.03	24,346	227,674	3.71

Noninterest-bearing deposits	3,466			3,384

Other liabilities	410			386

Total liabilities	28,329			28,116

Stockholders’ equity	2,947			3,003

Total liabilities and stockholders’ equity	$31,276			31,119

Net interest spread			3.94			3.72

Contribution of interest-free funds			.40			.50

Net interest income/margin on earning assets		$308,934	4.34%		298,552	4.22%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

QUARTERLY TRENDS

	2002 Quarters			2001 Quarters

	Third	Second	First	Fourth	Third	Second	First

Earnings and dividends

Amounts in thousands, except per share

Interest income (taxable-equivalent basis)	$464,801	465,046	464,786	495,783	526,226	544,424	552,965

Interest expense	146,080	151,949	160,127	186,849	227,674	252,477	276,597

Net interest income	318,721	313,097	304,659	308,934	298,552	291,947	276,368

Less: provision for credit losses	37,000	28,000	24,000	33,000	28,000	24,000	18,500

Other income	128,346	121,179	124,228	127,696	120,167	117,836	111,727

Less: other expense	233,826	223,216	223,233	244,311	236,194	233,012	234,801

Income before income taxes	176,241	183,060	181,654	159,319	154,525	152,771	134,794

Applicable income taxes	55,496	57,945	57,491	53,515	52,401	53,164	46,741

Taxable-equivalent adjustment	3,530	3,621	3,599	4,070	4,257	4,799	4,387

Net income	$117,215	121,494	120,564	101,734	97,867	94,808	83,666

Per common share data

Basic earnings	$1.27	1.31	1.29	1.08	1.02	.98	.88

Diluted earnings	1.23	1.26	1.25	1.05	.98	.94	.85

Cash dividends	$.25	.25	.25	.25	.25	.25	.25

Average common shares outstanding

Basic	92,017	92,608	93,265	94,269	96,115	97,125	95,427

Diluted	95,036	96,188	96,494	97,179	99,597	100,722	98,605

Performance ratios, annualized

Return on

Average assets	1.46%	1.56%	1.56%	1.29%	1.25%	1.23%	1.14%

Average common stockholders’ equity	15.47%	16.49%	16.63%	13.70%	12.93%	12.61%	11.84%

Net interest margin on average earning assets (taxable-equivalent basis)	4.38%	4.43%	4.37%	4.34%	4.22%	4.18%	4.16%

Nonperforming loans to total loans and leases, net of unearned discounts	.86%	.66%	.73%	.76%	.79%	.65%	.67%

Efficiency ratio (a)	52.23%	51.38%	52.07%	55.95%	56.44%	57.08%	58.45%

Cash (tangible) operating results (b)

Net income (in thousands)	$125,171	130,027	129,357	126,451	123,523	119,899	112,391

Diluted net income per common share	1.32	1.35	1.34	1.30	1.24	1.19	1.14

Annualized return on

Average tangible assets	1.62%	1.73%	1.75%	1.67%	1.64%	1.62%	1.59%

Average tangible common stockholders’ equity	27.34%	29.69%	30.38%	29.43%	28.39%	27.99%	27.93%

Efficiency ratio (a)	49.32%	48.35%	48.91%	49.16%	49.03%	49.45%	50.77%

Balance sheet data

In millions, except per share

Average balances

Total assets	$31,885	31,327	31,270	31,276	31,119	31,017	29,878

Earning assets	28,891	28,375	28,281	28,224	28,099	27,933	26,937

Investment securities	2,942	2,888	2,910	3,029	3,234	3,502	3,470

Loans and leases, net of unearned discount	25,828	25,214	25,109	25,016	24,831	24,460	23,392

Deposits	20,991	21,210	21,272	20,897	20,420	20,590	20,734

Stockholders’ equity	3,007	2,956	2,940	2,947	3,003	3,015	2,866

At end of quarter

Total assets	$34,148	31,686	31,296	31,450	31,139	31,202	30,925

Earning assets	30,749	28,627	28,337	28,270	28,118	28,200	27,895

Investment securities	4,181	2,961	2,861	3,024	3,153	3,377	3,705

Loans and leases, net of unearned discount	26,309	25,604	25,138	25,188	24,946	24,774	24,168

Deposits	22,540	21,858	21,624	21,580	20,522	20,041	20,978

Stockholders’ equity	3,059	2,977	2,947	2,939	2,956	2,987	2,992

Equity per common share	33.25	32.29	31.67	31.33	31.19	31.00	30.84

Tangible equity per common share	20.36	19.34	18.68	18.34	17.85	17.68	17.33

Market price per common share

High	$86.50	90.05	82.24	74.50	82.11	79.00	69.99

Low	72.26	79.80	71.19	65.08	63.70	66.55	59.80

Closing	78.81	85.76	80.37	72.85	74.00	75.50	69.90

(a)	Excludes impact of nonrecurring merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit intangible and nonrecurring merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

         (a)  Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-14(c) and 15d-14(c)), Robert G. Wilmers, Chairman of the Board, President and Chief Executive Officer, and Michael P. Pinto, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of September 30, 2002.

         (b)  Changes in internal controls. There were no significant changes in M&T’s internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2002 through the date of this Quarterly Report on Form 10-Q, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4. Submission of Matters to a Vote of Security Holders.

         (None)

Item 5. Other Information.

         See Note 7 of Notes to Financial Statements for a discussion of M&T’s pending merger with Allfirst.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  The following exhibits are filed as a part of this report.

Exhibit
No.

10.28	M&T Bank Corporation Employee Stock Purchase Plan.

99.1	Certification of Chief Executive Officer Under 18 U.S.C. §1350.

99.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350.

         (b)  Reports on Form 8-K. The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarterly period ended September 30, 2002:

         On August 2, 2002, M&T filed a Current Report on Form 8-K dated August 2, 2002 to disclose that Robert G. Wilmers, Chairman of the Board, President and Chief Executive Officer of M&T, and Michael P. Pinto, Executive Vice President and Chief Financial Officer of M&T, had filed their sworn written statements as required by the Order issued by the Securities and Exchange Commission on June 27, 2002 (“Order Requiring the Filing of Sworn Statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934”).

         On September 20, 2002, M&T filed a Current Report on Form 8-K dated September 19, 2002 to disclose that beginning January 2003, M&T would recognize stock-based compensation expense in accordance with the fair value-based method of accounting described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 14, 2002	By:	/s/ Michael P. Pinto

Michael P. Pinto Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Robert G. Wilmers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of M&T Bank Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Robert G. Wilmers Robert G. Wilmers Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS

I, Michael P. Pinto, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of M&T Bank Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Michael P. Pinto Michael P. Pinto Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.

10.28	M&T Bank Corporation Employee Stock Purchase Plan. Filed herewith.

99.1	Certification of Chief Executive Officer Under 18 U.S.C. §1350. Filed herewith.

99.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350. Filed herewith.