Form 10-K
period 2002-12-31
M&T BANK CORP
filed 2003-02-27
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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
M&T Bank Corporation
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  X  No

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2002: $6,587,623,441.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 18, 2003: 92,294,198 shares.

Documents Incorporated By Reference:

(1)	Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION

FORM 10-K

For the year ended December 31, 2002

CROSS-REFERENCE SHEET	Form
10-K
PART I	Page
Item 1. Business	5
Statistical disclosure pursuant to Guide 3
I. Distribution of assets, liabilities, and stockholders’ equity; interest rates and interest differential
A. Average balance sheets	66-67
B. Interest income/expense and resulting yield or rate on average interest-earning assets (including nonaccrual loans) and interest-bearing liabilities	66-67
C. Rate/volume variances	27
II. Investment portfolio
A. Year-end balances	24
B. Maturity schedule and weighted average yield	78
C. Aggregate carrying value of securities that exceed ten percent of stockholders’ equity	97
III. Loan portfolio
A. Year-end balances	24,98
B. Maturities and sensitivities to changes in interest rates	75
C. Risk elements
Nonaccrual, past-due and renegotiated loans	73
Actual and pro forma interest on certain loans	99
Nonaccrual policy	88
Loan concentrations	48
IV. Summary of loan loss experience
A. Analysis of the allowance for loan losses	71
Factors influencing management’s judgment concerning the adequacy of the allowance and provision	44-48,89
B. Allocation of the allowance for loan losses	72
V. Deposits
A. Average balances and rates	66-67
B. Maturity schedule of domestic time deposits with balances of $100,000 or more	74
VI. Return on equity and assets	26,35,55-56
VII. Short-term borrowings	104-105

M&T BANK CORPORATION

FORM 10-K

For the year ended December 31, 2002

CROSS-REFERENCE SHEET - continued			Form
			10-K
			Page
PART I,		continued
Item	2.	Properties.	28, 100
Item	3.	Legal Proceedings.	28
Item	4.	Submission of Matters to a Vote of Security Holders.	28-29
		Executive Officers of the Registrant.	29-31
PART II
Item	5.	Market for Registrant’s Common Equity and Related Stockholder Matters.	31
	A.	Principal market	31
		Market prices	63
	B.	Approximate number of holders at year-end	24
	C.	Frequency and amount of dividends declared	25-26, 62-63
	D.	Restrictions on dividends	18, 129
Item	6.	Selected Financial Data.
	A.	Selected consolidated year-end balances	24
	B.	Consolidated earnings, etc.	25-26
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	32-80
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	51-54, 76, 81
Item	8.	Financial Statements and Supplementary Data.
	A.	Report of Independent Accountants	82
	B.	Consolidated Balance Sheet - December 31, 2002 and 2001	83
	C.	Consolidated Statement of Income - Years ended December 31, 2002, 2001 and 2000	84
	D.	Consolidated Statement of Cash Flows - Years ended December 31, 2002, 2001 and 2000	85
	E.	Consolidated Statement of Changes in Stockholders’ Equity - Years ended December 31, 2002, 2001 and 2000	86

M&T BANK CORPORATION

FORM 10-K

For the year ended December 31, 2002

CROSS-REFERENCE SHEET — continued	Form
10-K
PART II, continued	Page
Item 8. Financial Statements and Supplementary Data, continued
F. Notes to Financial Statements	87-132
G. Quarterly Trends	63
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	133

PART III
Item 10. Directors and Executive Officers of the Registrant.	133
Item 11. Executive Compensation.	133
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	133
Item 13. Certain Relationships and Related Transactions.	133
Item 14. Controls and Procedures.	133-134

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.	134

SIGNATURES	135-137

CERTIFICATIONS (15 U.S.C. §7241)	138-139

EXHIBIT INDEX	140-144

PART I

Item 1. Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2002 the Company had consolidated total assets of $33.2 billion, deposits of $21.7 billion and stockholders’ equity of $3.2 billion. The Company had 8,044 full-time and 1,153 part-time employees as of December 31, 2002.

At December 31, 2002, the Registrant had two wholly owned bank subsidiaries: Manufacturers and Traders Trust Company (“M&T Bank”) and M&T Bank, National Association (“M&T Bank, N.A.”). The banks collectively offer a wide range of commercial banking, trust and investment services to their customers. At December 31, 2002, M&T Bank represented 98% of consolidated assets of the Company.

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

Pending Acquisition of Allfirst Financial Inc.

On September 26, 2002, M&T agreed to acquire Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland. As of December 31, 2002, Allfirst reported total assets of approximately $17.0 billion, total deposits of approximately $11.3 billion, total loans (net of unearned portion) of approximately $10.4 billion, and total shareholders’ equity of approximately $1.7 billion. Allfirst has a strong banking presence in Maryland and central Pennsylvania. Allfirst and its subsidiaries serve customers through a network of 258 full service offices and approximately 600 ATMs in the mid-Atlantic region of the United States. Allied Irish Banks, p.l.c. (“AIB”) currently controls 100% of the voting power of Allfirst’s outstanding capital stock.

Allfirst’s primary subsidiary bank is Allfirst Bank, which operates in Maryland, Pennsylvania, Virginia, Delaware and the District of Columbia. Allfirst Bank’s bank and non-bank subsidiaries offer a variety of financial services, including trust and asset management, leasing, discount brokerage services, sales of mutual funds and annuities, investment advisory services, reinsurance, brokerage, mortgage banking and community development. One of the most notable Allfirst non-banking activities is its trust and asset management business with $15.7 billion in assets under management. Allied Investment Advisors, the main institutional advisory subsidiary of Allfirst, currently manages $10.4 billion in assets from 175 institutions.

If and when the Allfirst acquisition is consummated, the combined company will be a banking franchise with over 700 branches in six states and the District of Columbia, and with a leading deposit market share in the combined area of upstate New York, central Pennsylvania and Maryland. On a pro forma basis as of December 31, 2002, the combined company would have approximately $50 billion in total assets, making M&T one of the 20 largest bank holding companies in the United States based on total assets.

Under the terms of the Agreement and Plan of Reorganization dated September 26, 2002 by and among AIB, Allfirst and M&T (the “Reorganization Agreement”), M&T will combine with Allfirst through the acquisition of all of the issued and outstanding Allfirst stock in exchange for 26,700,000 shares of M&T common stock and $886,107,000 in cash to be issued or paid to AIB. Immediately thereafter, and as part of the proposed transaction, Allfirst will merge with and into M&T, with M&T being the surviving company. Allfirst Bank will then merge with and into M&T Bank, with M&T Bank being the surviving bank. On December 16, 2002, the shareholders of M&T approved the Allfirst acquisition, which remains conditioned upon receipt of the required regulatory approvals. The Allfirst acquisition is expected to be completed shortly after the end of the first quarter of 2003.

As a result of the transaction, AIB will own approximately 22.5% of the issued and outstanding shares of M&T common stock. Further, there are several M&T corporate governance changes that will result from the transaction. After the transaction, while it maintains a significant ownership in M&T, AIB will have representation on the M&T board, the M&T Bank board and key M&T board committees and will have certain protections of its rights as a substantial M&T shareholder. In addition, AIB will have rights that will facilitate its ability to maintain its proportionate ownership position in M&T. M&T will also have representation on the AIB board after the transaction while AIB remains a significant shareholder. The following is a description of the ongoing relationship between M&T and AIB that will result from the Allfirst acquisition. The following description is qualified in its entirety by the terms of the Reorganization Agreement. The Reorganization Agreement was filed with the Securities Exchange Commission on October 3, 2002 as Exhibit 2 to the Current Report on Form 8-K of M&T dated September 26, 2002.

Board of Directors; Management

After the Allfirst acquisition, AIB will hold approximately 22.5% of the issued and outstanding shares of M&T common stock. In defining their relationship after the acquisition, M&T and AIB have negotiated certain agreements regarding share ownership and corporate governance issues such as board representation, with the number of AIB’s representatives on the M&T and M&T Bank boards of directors being dependent upon the amount of M&T common stock held by AIB. M&T will have a right to nominate one member of the AIB board of directors, reasonably acceptable to AIB, until AIB no longer holds at least 15% of the outstanding shares of M&T common stock. Effective upon the date of the consummation of the Allfirst acquisition (the “Closing Date”), the M&T board of directors will include four members designated by AIB, each of whom must be reasonably acceptable to M&T (collectively, the “AIB Designees”). Further, the M&T board of directors will elect, as of the Closing Date, one of the AIB Designees to each of the Executive Committee, Nomination and Compensation Committee and Audit Committee (or any committee or committees performing comparable functions) of the M&T board of directors. Any such AIB Designees will meet the requisite independence and expertise requirements prescribed under applicable law or stock exchange rules. In addition, the board of directors of M&T Bank will include four members designated by AIB, each of whom must be reasonably acceptable to M&T.

From and after the Closing Date, as long as AIB remains a significant shareholder of M&T, AIB will have representation on the boards of directors of both M&T and M&T Bank as follows:

•	As long as AIB holds at least 15% of the outstanding shares of M&T common stock, AIB will be entitled to designate four persons on both the M&T and M&T Bank boards of directors and representation on the committees of the M&T board described above.

•	If AIB holds at least 10%, but less than 15%, of the outstanding shares of M&T common stock, AIB will be entitled to designate at least two people on both the M&T and M&T Bank boards of directors.

•	If AIB’s ownership interest in M&T is at least 5%, but less than 10%, of the outstanding shares of M&T common stock, AIB will be entitled to designate at least one person on both the M&T and M&T Bank boards of directors.

•	As long as AIB holds at least 15% of the outstanding shares of M&T common stock, neither M&T’s board of directors nor M&T Bank’s board of directors will consist of more than twenty-eight directors without the consent of the AIB Designees.

•	If AIB’s holdings of M&T common stock fall below 15%, but not lower than 12% of the outstanding shares of M&T common stock, AIB will continue to have the same rights that it would have had if it owned 15% of the outstanding shares of M&T common stock, as long as AIB restores its ownership percentage to 15% within one year. Additionally, as described in more detail below, M&T has agreed to repurchase shares of M&T common stock in order to offset dilution to AIB’s ownership interests that may otherwise be caused by issuances of M&T common stock under M&T employee and director benefit or stock purchase plans. Dilution of AIB’s ownership position caused by such issuances will not be counted in determining whether the “Sunset Date” has occurred or whether any of AIB’s other rights under the Reorganization Agreement have terminated. The “Sunset Date” is the date on which AIB no longer holds at least 15% of the M&T common stock, calculated as described in this paragraph.

The initial AIB Designees will be identified in M&T’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders. Robert G. Wilmers will continue as Chairman, President and CEO of M&T and chairman and CEO of M&T Bank. It is expected that Mr. Wilmers will also join the AIB board of directors, as a non-executive director and M&T’s designee.

Amendments to M&T’s Bylaws

Pursuant to the Reorganization Agreement, M&T has agreed to amend and restate its bylaws. The following is a description of the amended bylaws, which will take effect on the Closing Date.

The amended bylaws will provide that, from and after the Closing Date until the Sunset Date, the M&T board of directors may not take or make any recommendation to M&T shareholders regarding the following actions without the approval of the Executive Committee, including the approval of the AIB Designee serving on the committee:

•	Any amendment of M&T’s Certificate of Incorporation or bylaws that would be inconsistent with the rights described herein or that would otherwise have an adverse effect on the board representation, committee representation or other rights of AIB contemplated by the Reorganization Agreement;

•	Any activity not permissible for a U.S. bank holding company;

•	The adoption of any shareholder rights plan or other measures having the purpose or effect of preventing or materially delaying completion of any transaction involving a change in control of M&T; and

•	Any public announcement disclosing M&T’s desire or intention to take any of the foregoing actions.

The amended bylaws will also provide that, from and after the Closing Date until the Sunset Date, the M&T board of directors may only take or make any recommendation to M&T shareholders regarding the following actions if the action has been approved by the Executive Committee (in the case of the first four items and sixth item below) or Nomination and Compensation Committee (in the case of the fifth item below) and the members of such committee not voting in favor of the action do not include the AIB Designee serving on such committee and at least one other member of the committee who is not an AIB Designee:

•	Any reduction in M&T’s cash dividend policy such that the ratio of cash dividends to net income is less than 15%, or any extraordinary dividends or distributions to holders of M&T common stock;

•	Any acquisition of any assets or businesses, (1) if the consideration is in M&T common stock, where the stock consideration paid by M&T exceeds 10% of the aggregate voting power of M&T common stock and (2) if the consideration is cash, M&T stock or other consideration, where the fair market value of the consideration paid by M&T exceeds 10% of the market capitalization of M&T, as determined under the Reorganization Agreement;

•	Any sale of any assets or businesses in which the value of the aggregate consideration to be received exceeds 10% of the market capitalization of M&T, as determined under the Reorganization Agreement;

•	Any liquidation or dissolution of M&T;

•	The appointment or election of the Chairman of the board of directors or the Chief Executive Officer of M&T; and

•	Any public announcement disclosing M&T’s desire or intention to take any of the foregoing actions prior to obtaining the requisite committee approval.

The amended bylaws will also contain provisions reflecting the AIB rights described above under the caption “Board of Directors; Management.”

At the Special Meeting of M&T stockholders held on December 16, 2002, M&T’s stockholders approved an amendment to M&T’s Certificate of Incorporation. This amendment provides that the provisions of the bylaws described above may not be amended or repealed without the unanimous approval of the entire M&T board of directors or the approval of the holders of not less than 80% of the outstanding shares of M&T common stock. The provisions of the bylaws described above will automatically terminate when AIB holds less than 5% of the outstanding shares of M&T common stock, as determined under the Reorganization Agreement.

Investment Parameters

The Reorganization Agreement provides that, from the Closing Date through the second anniversary of the Sunset Date, without prior written consent of the M&T board of directors, AIB will not, directly or indirectly, acquire or offer to acquire (except by way of stock dividends, offerings made available to M&T shareholders generally, or pursuant to compensation plans) more than 25% of the then outstanding shares of M&T common stock. Further, during this period, AIB and AIB’s subsidiaries have agreed not to participate in any proxy solicitation or to otherwise seek to influence any M&T shareholder with respect to the voting of any shares of M&T common stock for the approval of any shareholder proposals.

The Reorganization Agreement also provides that, during this period, AIB will not make any public announcement with respect to any proposal or offer by AIB or any AIB subsidiary with respect to certain transactions (such as mergers, business combinations, tender or exchange offers, the sale or purchase of securities or similar transactions) involving M&T or any of the M&T subsidiaries. The Reorganization Agreement also provides that, during this period, AIB may not subject any shares of M&T common stock to any voting trust or voting arrangement or agreement and will not execute any written consent as a shareholder with respect to the M&T common stock.

The Reorganization Agreement also provides that, during this period, AIB will not seek to control or influence the management, the board of directors of M&T or policies of M&T, including through communications with shareholders of M&T or otherwise, except through non-public communications with the directors of M&T, including the AIB Designees.

These restrictions on AIB will no longer apply if a third party commences or announces its intention to commence a tender offer or an exchange offer and, within a reasonable time, the M&T board of directors either does not recommend that shareholders not accept the offer or fails to adopt a shareholders rights plan, or if M&T or M&T Bank becomes subject to any regulatory capital directive or becomes an institution in “troubled” condition under applicable banking regulations. However, in the event the tender offer or exchange offer is not commenced or consummated in accordance with its terms, the restrictions on AIB described above will thereafter continue to apply.

Anti-Dilution Protections

M&T has agreed that, after the Closing Date and until the Sunset Date, in the event M&T issues shares of M&T stock (other than certain issuances to employees pursuant to option and benefit plans), subject to applicable law and regulatory requirements, AIB will have the right to purchase at fair market value up to the number of shares of M&T common stock required to increase or maintain its equity interest in M&T to 22.5% of the then outstanding M&T common stock.

M&T has also agreed that following the Closing Date until the Sunset Date, in connection with any issuance of M&T stock pursuant to employee option or benefit plans, M&T will as soon as reasonably practicable, taking into account applicable law, regulatory capital requirements, capital planning and risk management, take such necessary actions so that AIB’s proportionate ownership of M&T common stock is not reduced as a result of such issuances, including by funding such issuances through purchases of M&T common stock in the open market or by undertaking share repurchase programs. M&T has agreed that, subject to applicable law, in the event that, as of the Closing Date, the stock that AIB is entitled to receive in connection with the Allfirst acquisition represents less than 22.5% of M&T’s outstanding common stock, M&T will repurchase prior to December 31, 2003 a sufficient number of shares of outstanding M&T common stock so that the amount of stock that AIB receives as of the Closing Date will equal 22.5% of the issued and outstanding shares of M&T common stock. If for any reason M&T does not repurchase shares as required by the first sentence of this paragraph within one year following the employee issuance or as required by the second sentence of this paragraph by December 31, 2003, then the shares of M&T common stock issued pursuant to such employee issuance will be deemed to be an issuance occurring on the last day of the relevant period and will entitle AIB to the anti-dilution purchase rights described in the immediately preceding paragraph. No reduction in AIB’s percentage ownership of the outstanding M&T common stock resulting from any issuance of shares that are subject to M&T’s repurchase obligations as described in this paragraph will be taken into account in determining whether the Sunset Date has occurred or whether any of AIB’s other rights under the Reorganization Agreement have terminated.

Sale of M&T Common Stock; Right of First Refusal in Certain Circumstances

The M&T common stock to be issued to AIB in connection with the Allfirst acquisition will not be registered under the Securities Act of 1933 (the “Securities Act”) and may only be disposed of by AIB pursuant to an effective registration statement or pursuant to an exemption from registration under the Securities Act and subject to the provisions of the Reorganization Agreement. These shares of M&T common stock will be the subject of a registration rights agreement to be entered into between AIB and M&T prior to the completion of the Allfirst acquisition.

The form of registration rights agreement that has been agreed to by M&T and AIB provides that upon AIB’s request, M&T will file a registration statement relating to all or a portion of AIB’s shares of M&T common stock providing for the sale of such shares by AIB from time to time on a continuous basis pursuant to Rule 415 under the Securities Act, provided that M&T need only effect one such “shelf registration” in any 12-month period. In addition, the form of registration rights agreement provides that AIB is entitled to demand registration under the Securities Act of all or part of its shares of M&T stock, provided that M&T is not obligated to effect two such “demand registrations” in any 12-month period. Any demand or shelf registration must cover no less than one million shares.

The form of registration rights agreement further provides that in the event M&T proposes to file a registration statement other than pursuant to a shelf registration or demand registration or Forms S-8 or S-4, for an offering and sale of shares by M&T in an underwritten offering or an offering and sale of shares on behalf of one or more selling shareholders, M&T must give AIB notice at least 15 days prior to the anticipated filing date, and AIB may request that all or a portion of its M&T common shares be included in the registration statement. M&T will honor the request, unless the managing underwriter advises M&T in writing that in its opinion the inclusion of all shares requested to be included by M&T, the other selling shareholders, if any, and AIB would materially and adversely affect the offering, in which case M&T may limit the number of shares included in the offering to a number that would not reasonably be expected to have such an effect. In such event, the number of shares to be included in the registration statement shall first include the number of shares requested to be included by M&T and then the shares requested by other selling shareholders, including AIB, on a pro rata basis according to the number of shares requested to be included in the registration statement by each shareholder.

As long as AIB holds 5% or more of the outstanding shares of M&T common stock, AIB will not dispose of any of its shares of M&T common stock except, subject to the terms and conditions of the Reorganization Agreement and applicable law, in a widely dispersed public distribution; a private placement in which no one party acquires the right to purchase more than 2% of the outstanding shares of M&T common stock; an assignment to a single party (such as a broker or investment banker) for the purpose of conducting a widely dispersed public distribution on AIB’s behalf; pursuant to Rule 144 under the Securities Act; pursuant to a tender or exchange offer to M&T’s shareholders not opposed by M&T’s board of directors, or open market purchase programs made by M&T; with the consent of M&T, which consent will not be unreasonably withheld, to a controlled subsidiary of AIB; or pursuant to M&T’s right of first refusal as described below.

The Reorganization Agreement provides that until AIB no longer holds at least 5% of the outstanding shares of M&T common stock, if AIB wishes to sell or otherwise transfer any of its shares of M&T common stock other than as described in the preceding paragraph, AIB must first submit an offer notice to M&T identifying the proposed transferee and setting forth the proposed terms of the transaction, which shall be limited to sales for cash, cash equivalents or marketable securities. M&T will have the right, for 20 days following receipt of an offer notice from AIB, to purchase all (but not less than all) of the shares of M&T common stock that AIB wishes to sell, on the proposed terms specified in the offer notice. If M&T declines or fails to respond to the offer notice within 20 days, AIB may sell all or a portion of the M&T shares specified in the offer notice to the proposed transferee at a purchase price equal to or greater than the price specified in the offer notice, at any time during the three months following the date of the offer notice, or, if prior notification to or approval of the sale by the Federal Reserve Board or another regulatory agency is required, AIB shall pursue regulatory approval expeditiously and the sale may occur on the first date permitted under applicable law.

Certain Post-Closing Bank Regulatory Matters

After the Allfirst acquisition, it is expected that the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) will deem AIB to be M&T’s bank holding company for purposes of the BHCA. In addition, it is also expected that the New York Banking Superintendent (“Banking Superintendent”) will deem AIB to be M&T’s bank holding company for purposes of Article III-A of the Banking Law. Among other things, this means that, should M&T propose to make an acquisition or engage in a new type of activity that requires the submission of an application or notice to the Federal Reserve Board or the Banking Superintendent, AIB, as well as M&T, may also be required to file an application or notice. The Reorganization Agreement provides that AIB will make any applications, notices or filings that M&T determines to be necessary or desirable, provided that AIB is not required to incur any expense or make any commitment in connection with this obligation, nor is it required to submit any application or give any notice with respect to any proposed acquisition by M&T of a banking institution headquartered in Ireland or Poland. The Reorganization Agreement also requires AIB not to take any action that would have a material adverse effect on M&T and to advise M&T prior to entering into any material transaction or activity. These provisions of the Reorganization Agreement would no longer apply if AIB ceased to be M&T’s bank holding company and also was not otherwise considered to control M&T for purposes of the BHCA.

Pursuant to the Reorganization Agreement, if, as a result of any administrative enforcement action under Section 8 of the Federal Deposit Insurance Act (the “FDI Act”), memorandum of understanding, written agreement, supervisory letter or any other action or determination of any regulatory agency relating to the status of AIB (but not relating to the conduct of M&T or any subsidiary of M&T), M&T or M&T Bank also becomes subject to such an action, memorandum, agreement or letter that relates to M&T or any M&T subsidiary, or experiences any fact, event or circumstance that affects M&T’s regulatory status or compliance, and that in either case would be reasonably likely to create a material burden on M&T or to cause any material adverse economic or operating consequences to M&T or an M&T subsidiary (a “Material Regulatory Event”), then M&T will notify AIB thereof in writing as promptly as practicable. Should AIB fail to cure the Material Regulatory Event within 90 days following the receipt of such notice, AIB will, as promptly as practicable but in no event later than 30 days from the end of the cure period, take any and all such actions (with the reasonable cooperation of M&T as requested by AIB) as may be necessary or advisable in order that it no longer has “control” of M&T for purposes of the BHCA, including, if necessary, by selling some or all of its shares of M&T common stock (subject to the right of first refusal provisions of the Reorganization Agreement) and divesting itself as required of its board and committee representation and governance rights as set forth in the Reorganization Agreement. If, at the end of such 30-day period, the Material Regulatory Event is continuing and AIB has not terminated its control of M&T, then M&T will have the right to repurchase, at fair market value, such amount of the M&T common stock owned by AIB as would result in AIB holding no less than 4.9% of the outstanding shares of M&T common stock, pursuant to the procedures detailed in the Reorganization Agreement.

As long as AIB is considered to “control” M&T for purposes of the BHCA or the federal Change in Bank Control Act, if AIB acquires any insured depository institution with total assets greater than 25% of the assets of M&T’s largest insured depository institution subsidiary, then within two years AIB must terminate its affiliation with the insured depository institution or take such steps as may be necessary so that none of M&T’s bank subsidiaries would be subject to “cross guarantee” liability for losses incurred if the institution AIB acquired potentially were to fail. This liability applies under the FDI Act to insured depository institutions that are commonly controlled. The actions AIB would take could include disposing of shares of M&T common stock and/or surrendering its representation or governance rights. Also, if such an insured depository institution that is controlled by AIB and of the size described in the first sentence of this paragraph that would be considered to be commonly controlled with M&T’s insured depository institution subsidiaries fails to meet applicable requirements to be “adequately capitalized” under applicable U.S. banking laws, then AIB will have to take the actions described in the previous sentence no later than 180 days after the date that the institution failed to meet those requirements, unless the institution is sooner returned to “adequately capitalized” status.

Subsidiaries

Olympia Financial Corp. (“Olympia”), a Delaware corporation, was incorporated in 1997. Olympia is registered as a bank holding company under the BHCA and holds the stock of M&T Bank and certain other subsidiaries of the Company. Its registered office is located at 1209 Orange Street, Wilmington, Delaware 19801. Management expects to merge Olympia into M&T on or about February 28, 2003, with M&T being the surviving company.

M&T Bank is a banking corporation which is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. Olympia acquired all of the issued and outstanding shares of the capital stock of M&T Bank on April 1, 1998. The stock of Olympia and M&T Bank represent major assets of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2002, M&T Bank had 449 banking offices located throughout New York State, Pennsylvania, Maryland and West Virginia, plus a branch in George Town, Cayman Islands. As of December 31, 2002, M&T Bank had consolidated total assets of $32.7 billion, deposits of $21.4 billion and stockholder’s equity of $3.4 billion. The deposit liabilities of M&T Bank are insured by the FDIC through either its Bank Insurance Fund (“BIF”) or its Savings Association Insurance Fund (“SAIF”). Of M&T Bank’s $20.3 billion in assessable deposits at December 31, 2002, 86% were assessed as BIF-insured deposits and the remainder as SAIF-insured deposits. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions. Lending is largely focused on consumers residing in New York State and Pennsylvania, and on small and medium-size businesses based in those areas. In addition, the Company conducts lending activities in Maryland, West Virginia and other states through various subsidiaries. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.

Keystone Financial Life Insurance Company (“KFLI”), a wholly owned subsidiary of Olympia, was incorporated as an Arizona business corporation in January 1984. KFLI is a captive credit reinsurer which reinsures credit life and accident and health insurance purchased by the Company’s consumer loan customers. As of December 31, 2002, KFLI had assets of $31 million and stockholders’ equity of $17 million. KFLI recorded revenues of $3.4 million during 2002. Headquarters of KFLI are located at 101 North First Avenue, Phoenix, Arizona 85003.

M&T Bank, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the BIF. The main office of M&T Bank, N.A. is located at 48 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, primarily through direct mail and telephone marketing techniques. M&T Bank, N.A. is also a licensed insurance agency, and offers insurance products primarily through the banking offices of M&T Bank. As of December 31, 2002, M&T Bank, N.A. had total assets of $626 million, deposits of $363 million and stockholder’s equity of $83 million.

Highland Lease Corporation (“Highland Lease”), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in October 1994. Highland Lease is a consumer leasing company with headquarters at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2002, Highland Lease had assets of $557 million and stockholder’s equity of $31 million. Highland Lease recorded $40 million of revenue during 2002.

M&T Credit Corporation (“M&T Credit”), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in April 1994. M&T Credit is a credit and leasing company offering consumer loans and commercial loans and leases. Its headquarters are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203, with offices in Massachusetts and Pennsylvania. As of December 31, 2002, M&T Credit had assets of $2.4 billion and stockholder’s equity of $32 million. M&T Credit recorded $135 million of revenue during 2002.

M&T Financial Corporation (“M&T Financial”), a New York business corporation, is a wholly owned subsidiary of M&T Bank which specializes in capital-equipment leasing. M&T Financial was formed in October 1985, had assets of $54 million and stockholder’s equity of $18 million as of December 31, 2002, and recorded approximately $374 thousand of revenue in 2002. The headquarters of M&T Financial are located at One M&T Plaza, Buffalo, New York 14203.

M&T Investment Company, Inc. (“M&T Investment Company”), a wholly owned subsidiary of M&T Bank, was incorporated as a New Jersey business corporation in December 1999. Operated as a New Jersey investment company, M&T Investment Company owns all of the outstanding common stock and 87.7% of the preferred stock of M&T Real Estate, Inc. As of December 31, 2002, M&T Investment Company had assets and stockholder’s equity of approximately $8.7 billion. Excluding dividends from M&T Real Estate, Inc., M&T Investment Company recorded $8.4 million of revenue in 2002. The headquarters of M&T Investment Company are located at One Maynard Drive, Park Ridge, New Jersey 07656.

M&T Mortgage Corporation (“M&T Mortgage”), the wholly owned mortgage banking subsidiary of M&T Bank, was incorporated as a New York business corporation in November 1991. M&T Mortgage’s principal activities are comprised of the origination of residential mortgage loans and providing residential mortgage loan servicing to M&T Bank, M&T Bank, N.A. and others. M&T Mortgage operates throughout New York State and Pennsylvania, and also maintains branch offices in Arizona, California, Colorado, Idaho, Massachusetts, Nevada, New Jersey, Ohio, Oregon, Utah and Washington. M&T Mortgage had assets of $1.8 billion and stockholder’s equity of $237 million as of December 31, 2002, and recorded approximately $218 million of revenue during 2002. Residential mortgage loans serviced by M&T Mortgage for non-affiliates totaled $12.6 billion at December 31, 2002. The headquarters of M&T Mortgage are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Mortgage Reinsurance Company, Inc. (“M&T Reinsurance”), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with M&T Mortgage-related mortgage loans. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer’s risk of borrower default. M&T Reinsurance had assets of approximately $6.6 million and stockholder’s equity of approximately $6.3 million as of December 31, 2002, and recorded approximately $2.2 million of revenue during 2002. M&T Reinsurance’s principal and registered office is at 148 College Street, Burlington, Vermont 05401.

M&T Real Estate, Inc. (“M&T Real Estate”), a subsidiary of M&T Investment Company, was incorporated as a New York business corporation in July 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank and others. As of December 31, 2002, M&T Real Estate had assets of $8.6 billion, common stockholders’ equity of $8.4 billion, and preferred stockholders’ equity, consisting of 9% fixed-rate preferred stock (par value $1,000), of $1.0 million. All of the outstanding common stock and

87.7% of the preferred stock of M&T Real Estate is owned by M&T Investment Company. The remaining 12.3% of M&T Real Estate’s preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $581 million of revenue in 2002. Commercial mortgage loans serviced for non-affiliates totaled $644 million at December 31, 2002. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, as an investment advisor under the Investment Advisors Act of 1940, as amended, and is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2002, M&T Securities had assets of $17 million and stockholder’s equity of $11 million. M&T Securities recorded $52 million of revenue during 2002. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.

Matthews, Bartlett & Dedecker, Inc. (“MBD”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. MBD provides insurance agency services principally to the commercial market. As of December 31, 2002, MBD had assets of $14 million and stockholder’s equity of $6 million. MBD recorded revenues of $7 million during 2002. The headquarters of MBD are located at 334 Delaware Avenue, Buffalo, New York 14202.

During 1997, the Company and one of its predecessors, ONBANCorp, Inc. (“ONBANCorp”), formed three Delaware business trusts to issue preferred capital securities (“Capital Securities”). M&T Capital Trust I (“Trust I”) issued $150 million of 8.234% Capital Securities, M&T Capital Trust II (“Trust II”) issued $100 million of 8.277% Capital Securities, and M&T Capital Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”) issued $60 million of 9.25% Capital Securities. As of December 31, 2002 the common securities (“Common Securities”) of Trust I and Trust II were wholly owned by M&T and the common securities of Trust III were wholly owned by Olympia. Following the February 28, 2003 merger of Olympia into M&T, the Common Securities of Trust III will also be owned by M&T. The Common Securities of each Trust are the only class of each Trust’s securities possessing general voting powers. The Capital Securities represent preferred, undivided interests in the assets of the corresponding Trusts and are classified in the Company’s consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 capital. The proceeds from the issuances of the Capital Securities and the Common Securities were used by the Trusts to purchase junior subordinated, deferrable interest debentures issued by M&T in the case of Trust I and Trust II and Olympia in the case of Trust III. The junior subordinated debentures represent the sole assets of the Trusts and payments under the junior subordinated debentures are the sole source of cash flow for the Trusts. As of December 31, 2002, Trust I had assets of $160 million and stockholders’ equity of $155 million, and during 2002 Trust I recorded $13 million of revenue. Trust II had assets of $104 million and stockholders’ equity of $103 million at December 31, 2002, and during 2002 Trust II recorded $9 million of revenue. Trust III had assets of $72 million and stockholders’ equity of $62 million at December 31, 2002, and during 2002 Trust III recorded $5 million of revenue.

M&T Auto Receivables I, LLC (“M&T Auto Receivables”), a wholly owned consolidated subsidiary of M&T Bank, was formed as a Delaware limited liability company in May 2002. M&T Auto Receivables is a bankruptcy remote special purpose entity whose activities are generally restricted to purchasing and owning automobile loans for the purpose of securing a revolving asset-backed structured borrowing with an unaffiliated conduit lender. As of December 31, 2002, M&T Auto Receivables had assets of $560 million and stockholder’s equity of $57 million, and recorded approximately $3 million of revenue during 2002. M&T Auto Receivables’ registered office is at 1209 Orange Street, Wilmington, Delaware 19801.

M&T Conduit Corporation (“M&T Conduit”), a wholly owned consolidated subsidiary of M&T Bank, was incorporated as a Delaware business corporation in October 2002. M&T Conduit is a bankruptcy remote special purpose entity used to facilitate the transfer of loans in securitization transactions. As of December 31, 2002, M&T Conduit had assets and stockholder’s equity of $35 thousand. M&T Conduit recorded no revenues during 2002. M&T Conduit’s registered office is at 1209 Orange Street, Wilmington, Delaware 19801.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries represented, individually and collectively, an insignificant portion of the Company’s consolidated assets, net income and stockholders’ equity at December 31, 2002.

Segment Information, Principal Products/Services
and Foreign Operations

Information about the Registrant’s business segments is included in note 20 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” and is further discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Registrant’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking. The Company’s international activities are discussed in note 16 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

In order to engage in these new financial activities, a bank holding company must qualify and register with the Federal Reserve Board as a “financial holding company” by demonstrating that each of its bank subsidiaries is “well capitalized,” “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (“CRA”). M&T currently satisfies the qualifications for registering as a financial holding company, but has not elected to do so to date. If the Allfirst acquisition is completed, then for as long as AIB owns at least 15% of M&T’s outstanding common stock M&T may not become a financial holding company without the approval of the Executive Committee of the M&T board of directors, which must also include the affirmative approval of the AIB Designee on such committee, as described above under the caption “Amendments to M&T’s Bylaws.”

The financial activities authorized by Gramm-Leach may also be engaged in by a “financial subsidiary” of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for these financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. M&T Bank and M&T Bank, N.A. currently satisfy the qualifications for engaging in financial activities through financial subsidiaries, but neither has elected to do so to date. Gramm-Leach also establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities, and state insurance regulators will regulate their insurance activities. Rules developed by the federal financial institutions regulators under Gramm-Leach require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent the disclosure of certain personal information to nonaffiliated third parties. The foregoing discussion is qualified in its entirety by reference to the statutory provisions of Gramm-Leach and the implementing regulations which have been or will be adopted by various government agencies pursuant to Gramm-Leach.

Bank Holding Company Regulation

As a registered bank holding company, the Registrant and its nonbank subsidiaries are subject to supervision and regulation under the BHCA by the Federal Reserve Board and under the Banking Law by the Banking Superintendent. The Federal Reserve Board requires regular reports from the Registrant and is authorized by the BHCA to make regular examinations of the Registrant and its subsidiaries.

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

Under the Federal Reserve Board’s statement of policy with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit all available resources to support such institutions in circumstances where it might not do so absent such policy. Although this “source of strength” policy has been challenged in litigation, the Federal Reserve Board continues to take the position that it has authority to enforce it. For a discussion of circumstances under which a bank holding company may be required to guarantee the capital levels or performance of its subsidiary banks, see “Capital Adequacy,” below. Consistent with this “source of strength” policy, the Federal Reserve Board takes the position that a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve also has the authority to terminate any activity of a bank holding company that constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution or to terminate its control of any bank or nonbank subsidiaries.

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

Dividends from Bank Subsidiaries

M&T Bank and M&T Bank, N.A. are subject, under one or more of the banking laws, to restrictions on the amount and frequency (no more often than quarterly) of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 21 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” and to other statutory powers of bank regulatory agencies.

An insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards discussed below.

Supervision and Regulation of M&T Bank’s Subsidiaries

M&T Bank has a number of subsidiaries. These subsidiaries are subject to the laws and regulations of both the federal government and the various states in which they conduct business. For example, M&T Securities is regulated by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities regulators. M&T Mortgage also is subject to state regulation in the states in which it operates.

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

As reflected in the following table, the risk-based capital ratios and leverage ratios of the Registrant, Olympia, M&T Bank and M&T Bank, N.A. as of December 31, 2002 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.

Capital Components and Ratios at December 31, 2002
(dollars in millions)

	Registrant			M&T Bank,
	(Consolidated)	Olympia	M&T Bank	N.A.

Capital Components
Tier 1 capital	$2,223	$2,050	$2,113	$79
Total capital	3,114	2,936	2,999	82
Risk-weighted assets and off-balance sheet instruments	$28,027	$27,651	$27,626	$399
Risk-based Capital Ratio
Tier 1 capital	7.93%	7.41%	7.65%	19.73%
Total capital	11.11%	10.62%	10.86%	20.64%
Leverage Ratio	6.97%	6.53%	6.74%	12.09%

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

In January 2001, the Basel Committee on Banking Supervision issued a proposal for a “New Capital Accord.” The New Capital Accord incorporates a three-part framework of minimum capital requirements, supervisory review of an institution’s capital adequacy and internal assessment process, and market discipline through effective disclosure to encourage safe and sound banking practices. The New Capital Accord is scheduled for implementation by the end of 2006.

The federal banking agencies are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

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

“Undercapitalized” depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is “significantly undercapitalized”. Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. “Significantly undercapitalized” depository institutions may be subject to a number of additional requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Moreover, the parent holding company of a “significantly undercapitalized” depository institution may be ordered to divest itself of the institution or of nonbank subsidiaries of the holding company. “Critically undercapitalized” institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

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

Depository institutions that are not “well capitalized” or “adequately capitalized” and have not received a waiver from the FDIC are prohibited from accepting or renewing brokered deposits. As of December 31, 2002, M&T Bank and M&T Bank, N.A. had approximately $1.6 billion and $149 thousand of brokered deposits, respectively.

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

The FDIC has implemented a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on the institution’s capital classification under the prompt corrective action provisions described above, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The adjusted assessment rates for both BIF-insured and SAIF-insured institutions under the current system range from .00% to .27% depending upon the assessment category into which the insured institution is placed. Neither of the Company’s bank subsidiaries paid regular insurance assessments to the FDIC in 2002. However, the FDIC retains the ability to increase regular BIF and SAIF assessments and to levy special additional assessments.

In addition to deposit insurance fund assessments, beginning in 1997 the FDIC assessed BIF-assessable and SAIF-assessable deposits to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annualized rates established by the FDIC for both BIF-assessable and SAIF-assessable deposits are 1.68 basis points (hundredths of one percent).

Any significant increases in assessment rates or additional special assessments by the FDIC, could have an adverse impact on the results of operations and capital of M&T Bank or M&T Bank, N.A.

USA Patriot Act

The USA Patriot Act imposes additional obligations on U.S. financial institutions, including banks and broker dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Regulatory Impact of Allfirst Acquisition

As described above under the caption “Pending Acquisition of Allfirst Financial Inc.,” if the Allfirst acquisition is consummated AIB will own approximately 22.5% of the issued and outstanding shares of M&T common stock and will have representation on the M&T and M&T Bank boards of directors. As a result, AIB will become M&T’s bank holding company under the BHCA and the Banking Law and AIB’s relationship with M&T will be subject to the statutes and regulations governing bank holding companies described above. Among other things, AIB will have to join M&T in applications by M&T for acquisitions and new activities. The Reorganization Agreement requires AIB to join in such applications at M&T’s request, subject to certain limitations. In addition, because AIB is regulated by the Central Bank of Ireland (the “CBI”), the CBI

may assert jurisdiction over M&T as a company controlled by AIB. Additional discussion of the regulatory implications of the Allfirst acquisition for M&T is set forth above under the caption “Certain Post-Closing Bank Regulatory Matters.”

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

Competition

The Company competes in offering commercial and personal financial services with other banking institutions and with firms in a number of other industries, such as thrift institutions, credit unions, personal loan companies, sales finance companies, leasing companies, securities firms and insurance companies. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis. The Company’s operations are significantly impacted by state and federal regulations applicable to the banking industry. Moreover, the provisions of Gramm-Leach may increase competition among diversified financial services providers, and the Interstate Banking Act and the Banking Law may further ease entry into New York State by out-of-state banking institutions. As a result, the number of financial services providers and banking institutions with which the Company competes may grow in the future. In addition, consummation of the Allfirst acquisition will result in a significant portion of M&T’s operations being located in the former Allfirst markets. Portions of these markets, particularly the metropolitan Baltimore and Washington, D.C. areas, are highly competitive and this could impact M&T’s performance in those portions of the markets.

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

Other Information

M&T’s internet address is www.mandtbank.com. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Exchange Act, are available through M&T’s website as soon as reasonably practicable after filing such material with, or furnishing it to, the Securities and Exchange Commission. Copies of such reports are also available at no charge.

Statistical Disclosure Pursuant to Guide 3

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K. Additional information is included in the following tables.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

In thousands	2002	2001

Money-market assets
Interest-bearing deposits at banks	$7,856	4,341
Federal funds sold and resell agreements	320,359	41,086
Trading account	51,628	38,929

Total money-market assets	379,843	84,356
Investment securities
U.S. Treasury and federal agencies	1,209,180	1,448,397
Obligations of states and political subdivisions	256,023	306,768
Other	2,489,947	1,268,972

Total investment securities	3,955,150	3,024,137
Loans and leases
Commercial, financial, leasing, etc.	5,399,738	5,205,834
Real estate — construction	1,001,553	1,034,362
Real estate — mortgage	12,010,464	12,929,102
Consumer	7,525,187	6,226,170

Total loans and leases	25,936,942	25,395,468
Unearned discount	(209,158)	(207,708)
Allowance for credit losses	(436,472)	(425,008)

Loans and leases, net	25,291,312	24,762,752
Goodwill	1,097,553	1,097,553
Core deposit and other intangible assets	118,790	170,273
Real estate and other assets owned	17,380	16,387
Total assets	33,174,525	31,450,196

Noninterest-bearing deposits	4,072,085	3,704,004
NOW accounts	1,029,060	930,400
Savings deposits	9,156,678	7,980,065
Time deposits	6,246,384	8,188,036
Deposits at foreign office	1,160,716	777,895

Total deposits	21,664,923	21,580,400
Short-term borrowings	3,429,414	3,045,830
Long-term borrowings	4,497,374	3,461,769
Total liabilities	29,992,702	28,510,745

Stockholders’ equity	3,181,823	2,939,451

[Additional columns below]

[Continued from above table, first column(s) repeated]

SELECTED CONSOLIDATED YEAR-END BALANCES

In thousands	2000	1999	1998

Money-market assets
Interest-bearing deposits at banks	3,102	1,092	674
Federal funds sold and resell agreements	17,261	643,555	229,066
Trading account	37,431	641,114	173,122

Total money-market assets	57,794	1,285,761	402,862
Investment securities
U.S. Treasury and federal agencies	1,984,347	737,586	1,321,000
Obligations of states and political subdivisions	249,425	79,189	73,789
Other	1,076,081	1,083,747	1,390,775

Total investment securities	3,309,853	1,900,522	2,785,564
Loans and leases
Commercial, financial, leasing, etc.	5,171,959	3,697,058	3,211,427
Real estate — construction	900,170	525,241	489,112
Real estate — mortgage	11,732,168	9,712,803	8,869,634
Consumer	5,166,017	3,637,759	3,435,528

Total loans and leases	22,970,314	17,572,861	16,005,701
Unearned discount	(227,500)	(166,090)	(214,171)
Allowance for credit losses	(374,703)	(316,165)	(306,347)

Loans and leases, net	22,368,111	17,090,606	15,485,183
Goodwill	1,000,837	540,561	487,398
Core deposit and other intangible assets	198,570	107,479	58,638
Real estate and other assets owned	13,619	10,000	11,129
Total assets	28,949,456	22,409,115	20,583,891

Noninterest-bearing deposits	3,344,913	2,260,432	2,066,814
NOW accounts	873,472	583,471	509,307
Savings deposits	6,105,689	5,198,681	4,830,678
Time deposits	9,664,088	7,088,345	7,027,083
Deposits at foreign office	244,511	242,691	303,270

Total deposits	20,232,673	15,373,620	14,737,152
Short-term borrowings	2,072,824	2,554,159	2,229,976
Long-term borrowings	3,414,516	1,775,133	1,567,543
Total liabilities	26,248,971	20,612,069	18,981,525

Stockholders’ equity	2,700,485	1,797,046	1,602,366

STOCKHOLDERS, EMPLOYEES AND OFFICES

Number at year-end	2002	2001	2000	1999	1998

Stockholders	11,587	12,565	11,936	4,991	5,207
Employees	9,197	9,291	8,736	6,569	6,467
Offices	493	513	488	310	283

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 2

CONSOLIDATED EARNINGS

In thousands	2002	2001

Interest income
Loans and leases, including fees	$1,670,412	1,892,507
Money-market assets
Deposits at banks	76	116
Federal funds sold and resell agreements	4,455	2,027
Trading account	202	348
Investment securities
Fully taxable	148,221	182,767
Exempt from federal taxes	18,733	24,120

Total interest income	1,842,099	2,101,885

Interest expense
NOW accounts	3,900	8,548
Savings deposits	107,281	134,454
Time deposits	237,001	453,940
Deposits at foreign office	8,460	11,264
Short-term borrowings	52,723	124,810
Long-term borrowings	185,149	210,581

Total interest expense	594,514	943,597

Net interest income	1,247,585	1,158,288
Provision for credit losses	122,000	103,500

Net interest income after provision for credit losses	1,125,585	1,054,788

Other income
Mortgage banking revenues	116,408	102,699
Service charges on deposit accounts	167,531	144,302
Trust income	60,030	64,395
Brokerage services income	43,261	39,349
Trading account and foreign exchange gains	2,860	4,462
Gain (loss) on sales of bank investment securities	(608)	1,873
Other revenues from operations	122,449	120,346

Total other income	511,931	477,426

Other expense
Salaries and employee benefits	456,411	434,937
Equipment and net occupancy	107,822	111,403
Printing, postage and supplies	25,378	25,512
Amortization of goodwill	—	61,820
Amortization of core deposit and other intangible assets	51,484	59,816
Other costs of operations	279,937	254,830

Total other expense	921,032	948,318

Income before income taxes	716,484	583,896
Income taxes	231,392	205,821

Net income	$485,092	378,075

Dividends declared — Common	$96,858	95,872

[Additional columns below]

[Continued from above table, first column(s) repeated]

In thousands	2000	1999	1998

Interest income
Loans and leases, including fees	1,579,701	1,323,262	1,198,639
Money-market assets
Deposits at banks	308	87	400
Federal funds sold and resell agreements	12,891	24,491	8,293
Trading account	1,009	3,153	4,403
Investment securities
Fully taxable	165,811	118,741	139,731
Exempt from federal taxes	13,064	8,897	7,984

Total interest income	1,772,784	1,478,631	1,359,450

Interest expense
NOW accounts	7,487	4,683	4,851
Savings deposits	132,225	121,888	115,345
Time deposits	445,666	367,889	388,185
Deposits at foreign office	14,915	12,016	14,973
Short-term borrowings	172,466	104,911	105,582
Long-term borrowings	145,838	107,847	58,567

Total interest expense	918,597	719,234	687,503

Net interest income	854,187	759,397	671,947
Provision for credit losses	38,000	44,500	43,200

Net interest income after provision for credit losses	816,187	714,897	628,747

Other income
Mortgage banking revenues	63,168	71,819	65,646
Service charges on deposit accounts	92,544	73,612	57,357
Trust income	45,165	40,751	38,211
Brokerage services income	32,795	27,140	19,587
Trading account and foreign exchange gains	2,351	315	3,963
Gain (loss) on sales of bank investment securities	(3,078)	1,575	1,761
Other revenues from operations	91,727	67,163	76,414

Total other income	324,672	282,375	262,939

Other expense
Salaries and employee benefits	329,209	284,822	259,487
Equipment and net occupancy	80,960	73,131	66,553
Printing, postage and supplies	20,138	17,510	17,603
Amortization of goodwill	35,760	31,737	23,333
Amortization of core deposit and other intangible assets	33,816	17,978	11,154
Other costs of operations	194,570	153,780	187,993

Total other expense	694,453	578,958	566,123

Income before income taxes	446,406	418,314	325,563
Income taxes	160,250	152,688	117,589

Net income	286,156	265,626	207,974

Dividends declared — Common	51,987	35,128	28,977

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 3

COMMON SHAREHOLDER DATA

	2002	2001	2000	1999	1998

Per Share
Net income
Basic	$5.25	3.95	3.55	3.41	2.73
Diluted	5.07	3.82	3.44	3.28	2.62
Cash dividends declared	1.05	1.00	.625	.45	.38
Stockholders’ equity at year-end	34.53	31.33	28.93	23.24	20.79
Tangible stockholders’ equity at year-end	21.75	18.34	16.74	15.14	13.99
Dividend payout ratio	19.99%	25.40%	18.19%	13.22%	13.93%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 4

CHANGES IN INTEREST INCOME AND EXPENSE*

	2002 compared with 2001

		Resulting from
		changes in:
	Total
Increase (decrease) in thousands	change	Volume	Rate

Interest income
Loans and leases, including fees	$(222,055)	80,883	(302,938)
Money-market assets
Deposits at banks	(40)	45	(85)
Federal funds sold and agreements to resell securities	2,428	3,859	(1,431)
Trading account	(166)	5	(171)
Investment securities
U.S. Treasury and federal agencies	(32,496)	(26,481)	(6,015)
Obligations of states and political subdivisions	(6,655)	(3,668)	(2,987)
Other	(4,266)	16,182	(20,448)

Total interest income	$(263,250)

Interest expense
Interest-bearing deposits
NOW accounts	$(4,648)	436	(5,084)
Savings deposits	(27,173)	23,938	(51,111)
Time deposits	(216,939)	(67,856)	(149,083)
Deposits at foreign office	(2,804)	5,623	(8,427)
Short-term borrowings	(72,087)	(5,642)	(66,445)
Long-term borrowings	(25,432)	33,228	(58,660)

Total interest expense	$(349,083)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2001 compared with 2000

		Resulting from
		changes in:
	Total
Increase (decrease) in thousands	change	Volume	Rate

Interest income
Loans and leases, including fees	314,716	469,548	(154,832)
Money-market assets
Deposits at banks	(192)	(85)	(107)
Federal funds sold and agreements to resell securities	(10,864)	(6,507)	(4,357)
Trading account	(656)	(330)	(326)
Investment securities
U.S. Treasury and federal agencies	8,804	7,015	1,789
Obligations of states and political subdivisions	15,593	15,469	124
Other	8,666	15,364	(6,698)

Total interest income	336,067

Interest expense
Interest-bearing deposits
NOW accounts	1,061	3,074	(2,013)
Savings deposits	2,229	38,681	(36,452)
Time deposits	8,274	66,546	(58,272)
Deposits at foreign office	(3,651)	3,763	(7,414)
Short-term borrowings	(47,656)	30,923	(78,579)
Long-term borrowings	64,743	89,149	(24,406)

Total interest expense	25,000

*	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 2.	Properties.

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 278,000 rentable square feet of space, is owned in fee by M&T Bank, and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 73% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2002, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $7.7 million.

In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 365,000 rentable square feet of space at a cost of approximately $12 million. Approximately 89% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2002, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $13.3 million.

M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 213,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $12.2 million at December 31, 2002.

M&T Bank also owns a facility in Syracuse, New York with approximately 151,000 rentable square feet of space. Approximately 46% of this facility is occupied by M&T Bank, with the remainder leased to non-affiliated tenants. At December 31, 2002, the cost of this building, net of accumulated depreciation, was $6.7 million.

No other properties owned by M&T Bank have more than 65,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” Of the 450 domestic banking offices of the Registrant’s subsidiary banks at December 31, 2002, 217 are owned in fee and 233 are leased.

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

A Special Meeting of Stockholders of M&T was held on December 16, 2002 in order to consider: (i) a proposal to approve the issuance of 26,700,000 shares of M&T common stock to AIB in connection with the Agreement and Plan of Reorganization, dated as of September 26, 2002, by and among M&T, AIB and Allfirst, pursuant to which M&T will acquire all of the issued and outstanding shares of Allfirst and Allfirst will then merge with and into M&T (“Proposal 1”); (ii) a proposal to authorize a Certificate of Amendment to the Certificate of Incorporation of M&T, providing that certain bylaw provisions relating to rights granted to AIB in connection with the issuance of M&T common stock to AIB and the related transactions may only be amended by unanimous board consent or a supermajority vote of M&T’s stockholders that will only be effective if the issuance and related transactions are completed (“Proposal 2”); and (iii) a proposal to authorize a Certificate of Amendment to the Certificate of Incorporation of M&T providing for an increase in the number of authorized shares of M&T common stock from 150,000,000 to 250,000,000 (“Proposal 3”). Each such proposal was approved by M&T’s stockholders.

Of 83,233,267 shares of M&T common stock present in person or by proxy at the meeting, 72,860,174 shares were voted FOR the approval of Proposal 1 (614,018 shares were voted AGAINST, 246,986 shares ABSTAINED and 9,512,089 shares were broker non-votes).

Of 83,233,267 shares of M&T common stock present in person or by proxy at the meeting, 51,327,678 shares were voted FOR the approval of Proposal 2 (22,066,649 shares were voted AGAINST, 239,050 shares ABSTAINED and 9,599,890 shares were broker non-votes).

Of 83,233,267 shares of M&T common stock present in person or by proxy at the meeting, 81,600,996 shares were voted FOR the approval of Proposal 3 (1,380,287 shares were voted AGAINST and 251,984 shares ABSTAINED).

Executive Officers of the Registrant

Information concerning the Registrant’s executive officers is presented below as of February 18, 2003. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each corporation noted below, officers’ terms run until the first meeting of the board of directors after such corporation’s annual meeting, and until their successors are elected and qualified.

     Robert G. Wilmers, age 68, is chairman of the board (2000), president (1988), chief executive officer (1983) and a director (1982) of the Registrant. From April 1998 until July 2000, he served as president and chief executive officer of the Registrant. He is chairman of the board, chief executive officer (1983) and a director (1982) of M&T Bank, and served as president of M&T Bank from March 1984 to June 1996. Mr. Wilmers is chairman of the board and a director of M&T Bank, N.A.(1995). He is a director of M&T Financial (1983).

     Emerson L. Brumback, age 51, is an executive vice president (1997) of the Registrant and M&T Bank, and is in charge of the Company’s Retail Banking Division, including all retail banking functions within the Company. Mr. Brumback is chairman of the Directors Advisory Council (1999) of M&T Bank’s Jamestown Division. Mr. Brumback is chairman of the board (1999) and a director (1997) of Highland Lease and an executive vice president (1998) and a director of M&T Bank, N.A.(1997). He is chairman of the board (1999) and a director (1997) of M&T Credit and a director of M&T Mortgage (1997), M&T Reinsurance (1999) and M&T Securities (1997). Mr. Brumback was executive vice president, national retail distribution, at BancOne Corporation prior to joining the Company.

     Carl L. Campbell, age 59, is a vice chairman of the board and a director (2000) of the Registrant and M&T Bank. He is chairman (2000) of M&T Bank’s Pennsylvania Division. Mr. Campbell served as president and chief executive officer of Keystone Financial, Inc. (“Keystone”) from 1986 through its acquisition by Olympia on October 6, 2000, and since May 1998 he had also served as chairman of the board. He also was chairman and chief executive officer of Keystone Financial Bank, N.A., Keystone’s bank subsidiary, from January 1999 through October 6, 2000.

     Steven M. Coen, age 54, is an executive vice president (2003) of the Registrant and M&T Bank. He is chief information officer and is in charge of Information Technology within M&T Bank. Mr. Coen served as senior vice president of M&T Bank in the Technology and Banking Operations Division from March 1993 to January 2003.

     Atwood Collins, III, age 56, is an executive vice president of the Registrant (1997) and M&T Bank (1996), and is responsible for coordinating the Company’s efforts related to the pending acquisition of Allfirst Financial Inc. Mr. Collins is a member of the Directors Advisory Council of M&T Bank’s New York City Division. Previously, he was president (2000) of the Hudson Valley Division of M&T Bank. Mr. Collins was responsible for managing all of the Company’s business segments in the Hudson Valley Division of M&T Bank and also oversaw the Company’s business segments in the Capital District of New York State. Additionally, he managed the Company’s Corporate Services and Community Reinvestment Act groups and its investment banking, institutional, correspondent banking and New York City Business Banking activities. Mr. Collins is a director of M&T Real Estate (1995). Mr. Collins previously served as president and chief executive officer of the New York City Division of M&T Bank (1997), and as president, chief executive officer and a director (1995) of The East New York Savings Bank, which had been a wholly owned subsidiary of the Registrant prior to its merger with and into M&T Bank on May 24, 1997.

     Mark J. Czarnecki, age 47, is an executive vice president of the Registrant (1999) and M&T Bank (1997) and is in charge of the M&T Investment Group, which is comprised of M&T Securities, the Insurance Services Division of M&T Bank, N.A., MBD and the Trust and Investment Services Division of M&T Bank. Mr. Czarnecki is a director of M&T Securities (1999) and an executive vice president of M&T Bank, N.A. (1997). He is chairman of the board and a director of MBD (2000) and of KFLI (2000). Mr. Czarnecki has held a number of management positions with M&T Bank since 1977.

     Brian E. Hickey, age 50, is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is president and a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is a director of M&T Financial (1996). Mr. Hickey is responsible for managing all of the non-retail segments in the Rochester, Syracuse and Southern Divisions of M&T Bank, and he also has responsibility for managing the Company’s Western New York Commercial Banking Division.

     Adam C. Kugler, age 45, is an executive vice president and treasurer (1997) of the Registrant and M&T Bank, and is in charge of the Company’s Treasury Division. Mr. Kugler is chairman of the board and a director of M&T Investment Company (1999), a director of M&T Financial (1997), M&T Securities (1997) and is an executive vice president, Treasurer and a director of M&T Bank, N.A. (1997). He is chairman of the board, president and chief executive officer and a director of M&T Conduit Corporation (2002) and president and a director of M&T Auto Receivables I, LLC (2002). Mr. Kugler was previously a senior vice president in the Treasury Division of M&T Bank.

     Ray E. Logan, age 65, is an executive vice president of M&T Bank (1999) and is coordinating Human Resource issues related to the pending Allfirst acquisition. Mr. Logan was in charge of the Company’s Human Resources Division from 1986 until August 2002.

     C. Fred Mateer, age 54, is an executive vice president (2002) of the Registrant and M&T Bank, and is in charge of the Company’s Human Resources Division. Mr. Mateer was executive vice president of corporate human resources for Ford Credit Corporation prior to joining the Company.

     Kevin J. Pearson, age 41, is an executive vice president (2002) of the Registrant and M&T Bank. He is president of the New York City (2002) and Philadelphia (2000) Divisions of M&T Bank. Mr. Pearson is responsible for managing all of the non-retail segments in those respective Divisions of M&T Bank. Mr. Pearson served as senior vice president of the Registrant from 2000 to 2002, and held a number of management positions with the Company since 1989.

     John L. Pett, age 54, is an executive vice president (1997) and chief credit officer (1995) of the Registrant and is an executive vice president and chief credit officer of M&T Bank (1996). Mr. Pett is a director of Highland Lease (1997) and M&T Credit (1997). He is an executive vice president (1998) and a director (1996) of M&T Bank, N.A. Mr. Pett served as senior vice president of the Registrant from 1991 to 1997.

     Michael P. Pinto, age 47, is an executive vice president and chief financial officer of the Registrant (1997) and M&T Bank (1996), and is in charge of the Company’s Finance Division, Technology and Banking Operations Division, and its Corporate Services Group. Mr. Pinto is chairman of the board, president and a director of Olympia Financial Corp. (1997), and a director of M&T Financial (1996), M&T Mortgage (1996), M&T Real Estate (1996), M&T Investment Company (1999) and M&T Auto Receivables I, LLC (2002). He is an executive vice president and chief financial officer (1996) and a director (1998) of M&T Bank, N.A. Mr. Pinto served as senior vice president and controller of the Registrant from 1993 to 1997.

     Robert E. Sadler, Jr., age 57, is an executive vice president (1990) and a director (1999) of the Registrant, president and a director of M&T Bank (1996), and is in charge of the Company’s Commercial Banking Division. Mr. Sadler is president, chief executive officer and a director of M&T Bank, N.A.(1995); chairman of the board (1989) and a director of M&T Financial (1985); chairman of the board and a director of M&T Mortgage (1991); chairman of the board and a director of M&T Securities (1994); chairman of the board, president and a director of M&T Real Estate (1995); and a director (2000) of MBD.

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

Information about the Registrant’s equity compensation plans required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with Securities and Exchange Commission on or before April 30, 2003.

Item 6.	Selected Financial Data. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $33.2 billion at December 31, 2002. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are Manufacturers and Traders Trust Company (“M&T Bank”) and M&T Bank, National Association (“M&T Bank, N.A.”).

     M&T Bank, with total assets of $32.7 billion at December 31, 2002, is a New York-chartered commercial bank with 449 banking offices in New York State, Pennsylvania, Maryland and West Virginia, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State and Pennsylvania, and on small and medium size businesses based in those areas. Certain lending activities are also conducted in other states through various subsidiaries. M&T Bank’s subsidiaries include: M&T Credit Corporation, a consumer lending and commercial leasing and lending company; M&T Financial Corporation, a commercial leasing company; M&T Mortgage Corporation, a residential mortgage banking company; M&T Real Estate, Inc., a commercial mortgage lender; M&T Securities, Inc., a broker/dealer; Highland Lease Corporation, a consumer leasing company; and Matthews, Bartlett & Dedecker, Inc., an insurance agency.

     M&T Bank, N.A., with total assets of $626 million at December 31, 2002, is a national bank with an office in Oakfield, New York. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, largely through telephone and direct mail marketing techniques. Insurance products are offered by M&T Bank, N.A. through banking offices of M&T Bank.

     On September 26, 2002, M&T entered into a definitive agreement with Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland, to acquire Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland, and to merge it into M&T. Upon completion of the merger, Allfirst Bank, Allfirst’s primary banking subsidiary, will be merged into M&T Bank. Allfirst Bank operates 258 banking offices in Maryland, Pennsylvania, Washington D.C., Virginia and Delaware. At December 31, 2002, Allfirst had $17.0 billion in assets, including $10.4 billion of loans and leases and $2.6 billion of investment securities, and $15.3 billion of liabilities, including $11.3 billion of deposits. The merger was approved by the stockholders of both M&T and AIB in December 2002 and, assuming approval by various regulatory agencies, is expected to be completed shortly after the end of the first quarter of 2003. Under the terms of the agreement between AIB and M&T, AIB will receive 26.7 million shares of M&T common stock (representing approximately 22.5% of M&T’s post-merger outstanding common shares) and $886 million in cash in exchange for all outstanding Allfirst common shares. To fund a portion of the cash consideration and to maintain appropriate regulatory capital ratios, M&T Bank expects to issue up to $500 million of subordinated capital notes. Merger-related expenses associated with the pending Allfirst acquisition incurred during the year ended December 31, 2002 were not significant.

     On February 9, 2001, M&T acquired Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York. Premier National Bank, Premier’s bank subsidiary, was merged into M&T Bank on that date. Premier National Bank operated 34 banking offices in the mid-Hudson Valley region of New York State. As of the merger date, assets acquired totaled $1.8 billion, including $1.0 billion of loans and leases, and liabilities assumed were $1.5 billion, including approximately $1.4 billion of deposits. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operations acquired from Premier have been included in M&T’s financial results subsequent to the acquisition date. Premier’s stockholders received $171 million in cash and 2,440,812 shares of M&T common stock in exchange for the Premier shares outstanding at the time of the acquisition. In connection with the acquisition, the Company recorded approximately $178 million of goodwill and $32 million of core deposit intangible.

     On October 6, 2000, M&T completed the acquisition of Keystone Financial, Inc. (“Keystone”), a bank holding company headquartered in Harrisburg, Pennsylvania. Keystone Financial Bank, N.A., Keystone’s bank subsidiary, was merged into M&T Bank on that date. Keystone Financial Bank, N.A. operated banking offices in Pennsylvania, Maryland and West Virginia. As of the merger date, total assets acquired were $7.4 billion, including $4.8 billion of loans and leases and $1.2 billion of investment securities, and liabilities assumed were $6.4 billion, including $5.2 billion of deposits. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operations acquired from Keystone have been included in M&T’s financial results since the acquisition date. Keystone’s stockholders received $375 million in cash and 15,900,292 shares of M&T common stock in exchange for the Keystone shares outstanding at the time of acquisition. The Company recorded approximately $475 million of goodwill and $121 million of core deposit intangible as a result of the Keystone acquisition.

     In connection with the acquisitions of Premier and Keystone, the Company incurred expenses associated with systems conversions and other costs of integrating and conforming the acquired operations with and into the operations of M&T Bank. Such merger-related expenses associated with the Premier and Keystone acquisitions totaled approximately $8 million ($5 million after-tax) and $26 million ($16 million after-tax) during the years ended December 31, 2001 and 2000, respectively. Those merger-related expenses consisted largely of expenses for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; recruiting and other incentive compensation; initial marketing and promotion expenses designed to introduce M&T Bank to customers; travel; and printing, supplies and other costs of commencing operations in new markets and offices. In accordance with generally accepted accounting principles (“GAAP”), included in the determination of goodwill associated with the Premier and Keystone mergers were charges totaling $4 million and $30 million, respectively, net of applicable income taxes, for severance of former employees of the acquired entities; investment banking, legal and other professional fees; and termination of Premier and Keystone contracts for data processing and other services. As of December 31, 2002 and 2001, unpaid merger-related expenses and charges included in the determination of goodwill were insignificant.

Critical Accounting Estimates

The Company’s significant accounting policies are described in note 1 of Notes to Financial Statements. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. Some of the more significant areas in which management of the Company applies critical assumptions and estimates include the following:

•	Allowance for credit losses — The allowance for credit losses represents the amount which, in management’s judgment, will be adequate to absorb credit losses inherent in the loan and lease portfolio as of the balance sheet date. In estimating losses inherent in the loan and lease portfolio, assumptions and judgment are applied to measure expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Historical loss trends are also considered, as are economic conditions, industry trends, portfolio trends and borrower-specific financial data. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which may result in adjustment of the allowance. A detailed discussion of facts and circumstances considered by management in assessing the adequacy of the allowance for credit losses is included herein under the heading “Provision for Credit Losses.”

•	Valuation methodologies — Management of the Company applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as trading assets, most investment securities, and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include capitalized servicing assets, goodwill, core deposit and other intangible assets, pension and other postretirement benefit obligations, value ascribed to stock-based compensation, estimated residual values of property associated with commercial and consumer leases, and certain derivative and other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. Specific discussion of assumptions and estimates utilized by management are discussed in detail in notes 1, 4, 7, 8, 10, 11, 17 and 18 of Notes to Financial Statements.

•	Commitments, contingencies and off-balance sheet arrangements — Information regarding the Company’s commitments and contingencies, including guarantees and contingent liabilities arising from litigation and their potential effects on the Company’s results of operations, is included in note 19 of Notes to Financial Statements. In addition, the Company is routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities determine that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Information regarding permanent and temporary income tax differences is presented in note 12 of Notes to Financial Statements. Information relating to a qualified special purpose trust that is not included in the Company’s consolidated financial statements is included in note 4 of Notes to Financial Statements.

Overview

The Company’s net income in 2002 totaled $485 million or $5.07 of diluted earnings per common share, up 28% and 33%, respectively, from $378 million or $3.82 per diluted share in 2001. Basic earnings per common share rose 33% to $5.25 in 2002 from $3.95 in 2001. Net income in 2000 totaled $286 million, while diluted and basic earnings per share were $3.44 and $3.55, respectively. The after-tax impact of merger-related expenses associated with the Keystone and Premier acquisitions was $5 million ($8 million pre-tax) or $.05 of diluted and basic earnings per share in 2001 and $16 million ($26 million pre-tax) or $.20 of diluted and basic earnings per share in 2000. There were no significant similar expenses in 2002.

     Net income represented a return on average assets in 2002 of 1.52%, up from 1.23% in 2001 and 1.21% in 2000. The return on average common stockholders’ equity was 16.15% in 2002, 12.78% in 2001 and 14.07% in 2000. Excluding the impact of merger-related expenses, the rates of return on average assets and average common equity were 1.24% and 12.94%, respectively, in 2001 and 1.28% and 14.88%, respectively, in 2000.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revised accounting standards for all purchased intangible assets, but not the accounting for internally developed intangible assets. SFAS No. 142, as amended, requires that most goodwill not be amortized, but rather that it periodically be tested for impairment. Other intangible assets assumed to have been acquired but with finite lives, such as core deposit intangible assets, are required to be amortized over their assumed lives.

     In accordance with SFAS No. 142, effective January 1, 2002 the Company ceased amortization of goodwill associated with corporate acquisitions. Amortization of such goodwill in 2001 and 2000, none of which was tax deductible, was $62 million ($.62 per diluted share) and $36 million ($.43 per diluted share), respectively. The after-tax impact of amortization of core deposit and other intangible assets for the years ended December 31, 2002, 2001 and 2000 was $32 million ($.34 per diluted share), $38 million ($.38 per diluted share) and $20 million ($.24 per diluted share), respectively. Pro forma net income, diluted earnings per share and basic earnings per share for 2001 and 2000, computed as if SFAS No. 142 had been effective in 2001 and 2000, were $440 million, $4.44 and $4.60 respectively, and $322 million, $3.87 and $3.99, respectively, while pro forma annualized returns on average assets and average common stockholders’ equity in 2001 were 1.43% and 14.87%, respectively, and in 2000 were 1.36% and 15.83%, respectively.

     In accordance with SFAS No. 142, for purposes of testing for impairment of goodwill the Company assigned all of its recorded goodwill to the reporting units originally intended to benefit from past business combinations and completed a transitional goodwill impairment test as of January 1, 2002. The Company determined that, pursuant to the provisions of SFAS No. 142, impairment of goodwill was not permitted or required as of January 1, 2002. During the fourth quarter of 2002, the Company again performed an impairment test and concluded that no adjustment of the carrying value of goodwill was permitted or required as of that time. At December 31, 2002 and 2001, the Company had goodwill of $1.1 billion recorded as assets. Core deposit and other intangible assets at December 31, 2002 totaled $119 million, compared with $170 million a year earlier.

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

     The January 1, 2001 transition adjustment prescribed by SFAS No. 133 was not material to the Company’s consolidated financial position or its results of operations. As a result of adopting the provisions of SFAS No. 133, effective January 1, 2001 hedged residential real estate loans held for sale, commitments to originate loans for sale, and commitments to sell loans are generally recorded in the consolidated balance sheet at estimated fair market value, rather than at the lower of aggregate cost or fair market value, which was the Company’s policy prior to January 1, 2001. As a result of recording such items at estimated fair market value, the Company recognized approximately $8 million of additional mortgage banking revenues in 2001. If not for the required adoption of SFAS No. 133, such revenues would have generally been recognized in 2002 as the residential mortgage loans to which they related were sold. The impact on the Company’s results of operations resulting from the adoption of SFAS No. 133 as related to the Company’s use of interest rate swap agreements to manage interest rate risk associated with other earning assets and interest-bearing liabilities was not significant.

     Taxable-equivalent net interest income rose 7% to $1.26 billion in 2002 from $1.18 billion in 2001, reflecting a widening of the Company’s net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets, and higher average earning assets, which increased 4% to $28.9 billion in 2002 from $27.8 billion in 2001. As a result of growth in the consumer loan portfolio, average loans and leases increased $1.1 billion or 4%, to $25.5 billion in 2002 from $24.4 billion in 2001. Net interest margin improved by 13 basis points (hundredths of one percent) to 4.36% in 2002 from 4.23% a year earlier, due largely to the full-year impact of the declining interest rate environment during 2001 and further changes in rates and spreads in 2002. A 29% increase in average earning assets in 2001, due in great part to the impact of loans obtained at the time of the acquisitions of Keystone and Premier, was the most significant factor contributing to the rise in that year’s net interest income from $865 million in 2000. Average loans and leases during 2001 rose $5.9 billion or 32% from $18.5 billion in 2000. A 21 basis point improvement in the net interest margin from 4.02% in 2000 also contributed to 2001’s higher level of net interest income.

     Weakness in general economic conditions in 2002 and 2001, nationally and in the markets directly served by the Company, contributed to the Company’s recognition of provisions for credit losses of $122 million in 2002 and $104 million in 2001, both up significantly from $38 million in 2000. Net charge-offs totaled $108 million in 2002, up from $75 million in 2001 and $29 million in 2000. Net charge-offs as a percentage of average loans and leases outstanding were .42%, .31% and .16% in 2002, 2001 and 2000, respectively.

     Noninterest income totaled $512 million in 2002, up 7% from $477 million in 2001 and 58% higher than $325 million in 2000. Higher revenues from providing deposit account and mortgage banking services significantly contributed to the rise in noninterest income from 2001 to 2002. Approximately 55% of the increase from 2000 to 2001 was attributable to revenues related to operations in market areas associated with the Keystone and Premier acquisitions. Growth in mortgage banking revenues, including the impact of adopting SFAS No. 133, and higher service charges on deposit accounts also contributed to 2001’s increase in noninterest income.

     Noninterest operating expenses, which exclude merger-related expenses and amortization of goodwill and core deposit and other intangible assets, aggregated $870 million in 2002, up from $819 million in 2001 and $599 million in 2000. Components of noninterest expenses considered to be nonoperating in nature and therefore excluded from the noninterest operating expense totals were amortization of core deposit and other intangible assets of $51 million in 2002, $60 million in 2001 and $34 million in 2000; amortization of goodwill of $62 million in 2001 and $36 million in 2000; and merger-related expenses totaling $8 million in 2001 and $26 million in 2000. A provision for the impairment of capitalized residential mortgage servicing rights of $32 million and higher costs for salaries, including commissions and incentive compensation, were large contributors to the 6% rise in operating expenses in 2002 as compared with 2001. Expenses related to the acquired operations of Keystone and Premier significantly contributed to the 37% increase in noninterest operating expense levels in 2001 compared with 2000. Also contributing to

2001’s higher expense levels were increased expenses for salaries and employee benefits, including incentive-based compensation arrangements, advertising, professional and other services, and amortization of capitalized servicing rights.

     The efficiency ratio is a relative measure used by banking institutions that expresses noninterest operating expenses as a percentage of the sum of taxable-equivalent net interest income and noninterest income. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Company’s efficiency ratio, calculated using the operating expense totals noted above and excluding gains or losses from sales of bank investment securities from noninterest income, was 49.0% in 2002, improved from 49.6% in 2001 and 50.2% in 2000.

Cash Operating Results

M&T has accounted for substantially all of its business combinations using the purchase method of accounting. As a result, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $1.2 billion at December 31, 2002 and 2000 and $1.3 billion at December 31, 2001. Included in such intangible assets was goodwill of $1.1 billion at December 31, 2002 and 2001, and $1.0 billion at December 31, 2000. Since the amortization of these acquired intangible assets does not result in a cash expense, M&T believes that supplemental reporting of its operating results on a “cash,” or “tangible,” basis (which excludes the after-tax effect of amortization of goodwill and core deposit and other intangible assets and the related asset balances) represents a relevant measure of financial performance, and, as a result of the required prospective application of SFAS No. 142 as of January 1, 2002, provides meaningful comparative financial information. The supplemental cash basis data presented herein do not exclude the effect of non-cash operating expenses such as depreciation, provision for credit losses, provision for impairment of capitalized servicing rights, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis data do, however, exclude the after-tax impact of the previously described merger-related expenses associated with acquisitions.

     Cash net income increased 7% to $518 million in 2002 from $482 million in 2001. Diluted and basic cash earnings per share in 2002 both increased by 11%, to $5.41 and $5.60, respectively, from $4.87 and $5.04, respectively, in 2001. In 2000, cash net income totaled $359 million, while diluted and basic cash earnings per share were $4.31 and $4.45, respectively.

     Expressed as a rate of return on average tangible assets, cash net income was 1.68% in 2002, improved from 1.63% in 2001 and 1.56% in 2000. Cash return on average tangible common equity was 28.62% in 2002, compared with 28.50% and 27.65% in 2001 and 2000, respectively. Including the effect of merger-related expenses, the cash return on average tangible assets for 2001 and 2000 was 1.62% and 1.49%, respectively, and the cash return on average tangible common equity was 28.22% and 26.38%, respectively.

     A reconciliation of net income and diluted earnings per share, pro forma net income and pro forma diluted earnings per share (computed as if SFAS No. 142 had been effective in 2001 and 2000) and cash net income and diluted cash earnings per share follows:

	Year ended December 31

	2002	2001	2000

	(in thousands, except per share)
Net income	$485,092	378,075	286,156
Amortization of goodwill	—	61,820	35,760

Pro forma net income	485,092	439,895	321,916
Amortization of core deposit and other intangible assets(1)	32,491	37,525	20,325
Merger-related expenses(1)	—	4,844	16,398

Cash net income	$517,583	482,264	358,639

Diluted earnings per share	$5.07	3.82	3.44
Amortization of goodwill	—	.62	.43

Pro forma diluted earnings per share	5.07	4.44	3.87
Amortization of core deposit and other intangible assets(1)	.34	.38	.24
Merger-related expenses(1)	—	.05	.20

Diluted cash earnings per share	$5.41	4.87	4.31

(1)	After any related tax effect

Net Interest Income/Lending and Funding Activities

Taxable-equivalent net interest income rose 7% to $1.26 billion in 2002 from $1.18 billion in 2001, largely the result of a widening of the Company’s net interest margin and growth in average earning assets. The Company’s average earning assets in 2002 were $28.9 billion, up 4% from $27.8 billion in 2001. The growth in such assets was largely attributable to higher average loans and leases outstanding, which totaled $25.5 billion in 2002, up 4% from 2001’s average of $24.4 billion. Average outstanding balances of consumer loans and leases rose $1.2 billion, or 21%, from 2001 to 2002. Such growth, predominately in home equity lines of credit and automobile loans, more than offset declines in the commercial loan and lease and residential real estate loan portfolios. The lower average balances of commercial loans and leases were due in part to the sluggish economic conditions in the Company’s core markets. The residential real estate loan portfolio’s decline was due largely to customer repayments of loans and the impact of a November 2002 securitization of approximately $1.1 billion of such loans. In connection with the securitization transaction, the Company transferred approximately $1.1 billion of one-to-four family residential mortgage loans to a qualified special purpose trust. The Company received $140 million in cash and retained approximately 88% of the resulting securities in exchange for the loans. The Company realized a $5 million gain on the transaction which has been included in other noninterest income. In accordance with GAAP, the qualified special purpose trust is not included in the Company’s consolidated financial statements. Additional information about this transaction and the qualified special purpose trust is included in note 4 of Notes to Financial Statements. 2001’s taxable-equivalent net interest income represented a 36% increase from $865 million in 2000, when average earning assets aggregated $21.5 billion. The increase in 2001’s taxable-equivalent net interest income was also largely the result of higher balances of average earning assets and a widening of the net interest margin. Average loans and leases in 2001 were 32% higher than 2000’s average of $18.5 billion. The higher levels of loans and leases in 2001 reflect the impact of loans obtained in the Keystone and Premier mergers as well as growth from new loan originations, net of customer repayments. On the October 6, 2000 acquisition date, Keystone’s loans totaled $4.8 billion and included $1.2 billion of commercial loans, $1.3 billion of commercial real estate loans, $1.1 billion of residential real estate loans and $1.2 billion of consumer loans and leases. Loans obtained in the Premier acquisition on February 9, 2001 totaled $994 million and included $127 million of commercial loans, $317 million of commercial real estate loans, $356 million of residential real estate loans, and $194 million of consumer loans. Approximately one-fourth of the increase in average loans and leases during 2001 as compared with 2000 was attributable to net loan origination activities. Of such increase, approximately $450 million was attributable to higher average balances of residential mortgage loans held for sale. The accompanying table 4 summarizes average loans and leases outstanding in 2002 and percentage changes in the major components of the portfolio over the past two years.

     Commercial loans and leases, excluding loans secured by real estate, totaled $5.3 billion at December 31, 2002, representing 21% of total loans and leases. The accompanying table 17 presents such commercial loans and leases as of December 31, 2002 by geographic area, size, and whether the loans are secured by collateral or unsecured. The Company provides financing for leases to commercial customers, primarily for equipment. Total commercial leases at December 31, 2002 were $148 million, of which 70% were secured by collateral located in New York State and 7% were secured by collateral in Pennsylvania. Of the $5.2 billion of commercial loans outstanding at the 2002 year-end, approximately $4.1 billion, or 79%, were secured, while 71% and 21% were granted to businesses in New York State and Pennsylvania, respectively.

     Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 63% of the loan and lease portfolio during 2002, compared with 64% in 2001 and 65% in 2000. At December 31, 2002, the Company held approximately $9.7 billion of commercial real estate loans, $3.2 billion of consumer real estate loans secured by one-to-four family residential properties and $2.7 billion of outstanding balances of home equity loans and lines of credit, compared with $9.4 billion, $4.6 billion and $2.3 billion, respectively, at December 31, 2001.

     Commercial real estate loans originated by the Company are largely secured by properties in the New York City metropolitan area, including areas in neighboring states generally considered to be within commuting distance of New York City, and other areas of New York State where the Company operates, including the Buffalo, Rochester, Syracuse, Albany, Hudson Valley and Southern Tier regions. Commercial real estate loans are also originated through the Company’s offices in central Pennsylvania, Maryland, Oregon and West Virginia. Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then-current market rate of interest. The Company also originates fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately ten years, and adjustable-rate commercial real estate loans, which represented approximately 42% of the commercial real estate loan portfolio as of December 31, 2002. The accompanying table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2002. Of the $4.2 billion of commercial real estate loans in the New York City metropolitan area, approximately 37% were secured by multifamily residential properties, 22% by retail space and 14% by office space. The Company’s experience has been that office space and retail properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 47% of the aggregate dollar amount of New York City-area loans were for $5 million or less, while loans of more than $10 million made up approximately 36% of the total. Commercial real estate loans secured by properties elsewhere in New

York State and in Pennsylvania tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business. Approximately 76% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the metropolitan New York City area were for $5 million or less. Approximately 76% of the outstanding balance of commercial real estate loans in Pennsylvania were also for $5 million or less.

     Commercial real estate loans secured by properties located outside of New York State and Pennsylvania, and outside of areas of neighboring states considered to be part of the New York City metropolitan area, comprised 11% of total commercial real estate loans as of December 31, 2002.

     Of the $469 million of commercial construction loans presented in the accompanying table, $289 million represent loans for which the Company has also committed to provide permanent financing. Commercial construction loans represented 2% of total loans and leases at December 31, 2002.

     Real estate loans secured by one-to-four family residential properties totaled $3.2 billion at December 31, 2002, including approximately 47% secured by properties located in New York State and 17% secured by properties located in Pennsylvania. At December 31, 2002, $1.1 billion of residential real estate loans were held for sale by M&T Mortgage Corporation, the Company’s residential mortgage banking subsidiary, compared with $1.0 billion at December 31, 2001. Loans to finance the construction of one-to-four family residential properties totaled $529 million at December 31, 2002, or approximately 2% of total loans and leases.

     Consumer loans and leases represented approximately 27% of the average loan portfolio during 2002, up from 23% during 2001 and 21% during 2000. Automobile loans and leases and outstanding balances of home equity lines of credit represent the largest components of the consumer loan portfolio. Approximately 80% of home equity lines of credit outstanding at December 31, 2002 were secured by properties in New York State and 17% were secured by properties in Pennsylvania. At December 31, 2002, 36% and 40% of the automobile loan and lease portfolio were to customers residing in New York State and Pennsylvania, respectively. Automobile loans and leases are generally originated through dealers, however, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Automobile loans and leases represented approximately 11% of the Company’s average loan portfolio during 2002, while no other consumer loan product represented more than 7%. The average outstanding balance of automobile leases was approximately $556 million in 2002, $587 million in 2001 and $375 million in 2000. The increase from 2000 to 2001 reflects automobile leases acquired in the Keystone transaction that totaled $231 million on October 6, 2000.

     The accompanying table 18 presents the composition of the Company’s loan and lease portfolio at December 31, 2002, including outstanding balances to businesses and consumers in New York State, Pennsylvania and other states. Approximately 64% of total loans and leases at the 2002 year-end were to New York State customers and 21% were to Pennsylvania customers.

     The investment securities portfolio averaged $3.1 billion in 2002, compared with $3.3 billion in 2001 and $2.8 billion in 2000. The previously discussed retention of mortgage-backed securities related to the November 2002 securitization of $1.1 billion of residential real estate loans added approximately $147 million to average investment securities in 2002, which was more than offset by maturities and prepayments on mortgage-backed securities and collateralized mortgage obligations. Investment securities obtained in the Keystone transaction totaled approximately $1.2 billion on October 6, 2000 and in the Premier transaction totaled $453 million on February 9, 2001. The impact on 2001 average balances of the Keystone and Premier acquisitions was approximately $359 million and $300 million, respectively. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations, commercial real estate mortgage-backed securities, and shorter-term U.S. Treasury notes. The Company has also invested in debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions and short-term commercial paper. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or following completion of a business combination. Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, federal funds sold and agreements to resell securities, averaged $291 million in 2002, compared with $80 million in 2001 and $239 million in 2000. The size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money market assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.

     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, N.A. are also included in core deposits. Average core deposits were $17.6 billion in 2002 and 2001, and $13.6 billion in 2000. The significant increase in average core deposits in 2001 was largely due to the full-year impact of the $4.7 billion of core deposits obtained on October 6, 2000 in connection with the Keystone acquisition as well as the $1.2 billion of core deposits obtained on February 9, 2001 in connection with the Premier transaction. The Company experienced a significant shift in the composition of core deposits throughout 2001 and 2002, largely as a result of the low interest rate environment. Reflecting a change in customer saving trends, average core savings and noninterest-bearing deposits rose during 2001 and 2002, while average time deposits under $100,000 decreased in 2002. Average core deposits of M&T Bank, N.A. were $342 million in 2002, $521 million in 2001 and $643 million in 2000. Funding provided by core deposits totaled 61% of average earning assets in 2002, compared with 63% in 2001 and 2000. The accompanying table 7 summarizes average core deposits in 2002 and percentage changes in the components of such deposits over the past two years.

     The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.2 billion in 2002, compared with $2.0 billion in 2001 and $1.8 billion in 2000. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $569 million in 2002, compared with $327 million and $250 million in 2001 and 2000, respectively. Brokered time deposits, which have been used as an alternative to short-term borrowings, averaged $1.9 billion in 2002, $794 million in 2001 and $696 million in 2000, and totaled $1.5 billion at December 31, 2002. The weighted-average remaining term to maturity of brokered deposits at December 31, 2002 was 7 months. Certain of the brokered deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $270 million of brokered deposits. The Company also had brokered money-market deposit accounts which averaged $59 million in 2002. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

     The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $3.1 billion in 2002, $3.3 billion in 2001 and $2.7 billion in 2000. Amounts borrowed from the FHLB and included in short-term borrowings averaged $904 million in 2002, $814 million in 2001 and $574 million in 2000. The remaining short-term borrowings were predominately comprised of unsecured federal funds borrowings, which generally mature daily. Additionally, in November 2002 the Company entered into a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. Additional information about M&T Auto Receivables I, LLC and the revolving borrowing agreement is included in note 9 of Notes to Financial Statements. The average balance of long-term borrowings was $4.2 billion in 2002, $3.5 billion in 2001 and $2.1 billion in 2000. Included in average long-term borrowings were amounts borrowed from the FHLB of $3.0 billion in 2002, $2.4 billion in 2001 and $1.4 billion in 2000 and subordinated capital notes issued by M&T Bank of $668 million in 2002, $674 million in 2001 and $295 million in 2000. The increase in the average balance of subordinated capital notes from 2000 to 2001 reflects M&T Bank’s issuance of $500 million of 8% subordinated capital notes on October 5, 2000 in anticipation of the Keystone and Premier acquisitions. Trust preferred securities with a carrying value of $318 million that were issued in 1997 are also included in average long-term borrowings. Information regarding trust preferred securities, as well as information regarding contractual maturities of long-term borrowings, is provided in note 9 of Notes to Financial Statements. Certain interest rate swap agreements have been entered into by the Company as part of its management of interest rate risk relating to long-term borrowings. Further information on such interest rate swap agreements is provided in note 17 of Notes to Financial Statements.

     Net interest income can be impacted by changes in the composition of the Company’s earning assets and interest-bearing liabilities, as described herein, as well as changes in interest rates and spreads. The Federal Reserve took numerous actions throughout 2001 to lower the level of interest rates by reducing its benchmark overnight federal funds target rate by 475 basis points. A further reduction of 50 basis points was initiated in November 2002. In general, such actions contributed to a greater decline in short-term rates on deposits and borrowings as compared with the decline in yields on loans and other earning assets. The impact of changing interest rates had a positive effect on the Company’s net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, in 2002 and 2001. The yield on the Company’s earning assets decreased 120 basis points to 6.42% in 2002 from 7.62% in 2001, while the rate paid on interest-bearing liabilities in 2002 was 2.39%, down 152 basis points from 3.91% in 2001. The impact of the more rapid repricing of interest-bearing liabilities than earning assets combined with the full-year impact of the magnitude of 2001’s interest rate reductions led to a 32 basis point increase in the Company’s net interest spread, from 3.71% in 2001 to 4.03% in 2002. As a result of a decline in short-term interest rates and a general steepening of the yield curve, the net interest spread in 2001 was also improved by 32 basis points as compared to a year earlier. In 2000, the net interest spread was 3.39%, the yield on earning assets was 8.30% and the rate paid on interest-bearing liabilities was 4.91%.

     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets that include goodwill and core deposit and other intangible assets. Average net interest-free funds totaled $4.0 billion in 2002, $3.7 billion in 2001 and $2.8 billion in 2000. The increases in average net interest-free funds in 2002 and 2001 as compared with 2000 were largely the result of higher levels of noninterest-bearing deposits and stockholders’ equity. Net interest-free funds contributed .33% to net interest margin in 2002, compared with .52% in 2001 and .63% in 2000. The decline in the contribution to net interest margin ascribed to net interest-free funds in 2002 and 2001 from 2000 resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution. Goodwill and core deposit and other intangible assets averaged $1.2 billion in 2002, $1.3 billion in 2001 and $766 million in 2000, while the cash surrender value of bank owned life insurance averaged $604 million in 2002, $573 million in 2001 and $458 million in 2000. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 4.36% in 2002, improved from 4.23% in 2001 and 4.02% in 2000.

     Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest margin and net interest income. Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of December 31, 2002 was $495 million. In general, under the terms of these swap agreements, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under the terms of $100 million of swaps, the Company pays a fixed rate of interest and receives a variable rate. In anticipation of the previously noted issuance of $500 million of fixed-rate subordinated notes in October 2000, the Company terminated certain interest rate swap agreements during September 2000, including forward-starting swap agreements, with an aggregate notional amount of approximately $421 million. Under the terms of the terminated swap agreements, the Company would have made fixed-rate payments and received variable-rate payments. The termination of these swap agreements, which had been entered into to hedge interest rate risk associated with fixed-rate commercial real estate loans, resulted in a net deferred gain of approximately $15.5 million which is being recognized in income over the designated hedge period of the swaps. The impact on the Company’s results of operations for the years ended December 31, 2002, 2001 and 2000 from amortizing the net deferred gain was not significant. The amounts of net deferred gain to be recognized in future years is included in note 17 of Notes to Financial Statements. As of December 31, 2002, $395 million of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges and $100 million had been designated as cash flow hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amount of hedge ineffectiveness of both fair value and cash flow hedges recognized in 2002 and 2001 was not material to the Company’s results of operations. The estimated fair value of interest rate swap agreements designated as fair value hedges was a gain of approximately $8 million at December 31, 2002 compared with a gain of $5 million at December 31, 2001. The fair values of such swap agreements were substantially offset by unrealized losses on the fair values of the hedged items. The estimated fair value of the interest rate swap agreements designated as cash flow hedges was a loss of approximately $1 million at December 31, 2002, compared with a loss of $461 thousand at December 31, 2001. Net of applicable income taxes, such losses were approximately $622 thousand and $298 thousand, respectively, and have been included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates. Prior to the January 1, 2001 adoption of SFAS No. 133, the fair value of interest rate swap agreements entered into for interest rate risk management purposes was not recorded in the Company’s consolidated balance sheet. The unrecognized fair value associated with such interest rate swap agreements at December 31, 2000 was a pre-tax gain of approximately $1 million. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average rate paid or received on those swaps are presented in the accompanying table 8.

Provision For Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $122 million in 2002, up from $104 million in 2001 and $38 million in 2000. Continued weakness in general economic conditions across the United States, as a whole, and in markets directly served by the Company, contributed to net loan charge-offs in 2002 and 2001 of $108 million and $75 million, respectively, up significantly from $29 million in 2000. Net loan charge-offs as a percentage of average loans outstanding were .42% in 2002, compared with .31% in 2001 and .16% in 2000. A summary of loan charge-offs, provision and allowance for credit losses is presented in the accompanying table 9.

     Nonperforming loans, consisting of nonaccrual and restructured loans, totaled $215 million or .84% of loans and leases outstanding at December 31, 2002, compared with $190 million or .76% at December 31, 2001 and $111 million or .49% at December 31, 2000. The higher level of nonperforming loans in 2002 and 2001 as compared with 2000 and earlier years reflects a prolonged weakness in the economy and its impact on the Company’s customers. Nonperforming loans at the 2002 year-end included three commercial loans totaling $49 million that were classified as such during 2002. The increase in nonperforming loans in 2001 from 2000 reflects two larger-balance commercial loans totaling $40 million at 2001’s year-end that were classified as nonperforming during that year. The increase in nonperforming loans in 2000 largely reflects the impact of the Keystone acquisition.

     Accruing loans past due 90 days or more were $154 million or .60% of total loans and leases at December 31, 2002, compared with $147 million or .58% at December 31, 2001 and $142 million or .62% at December 31, 2000. Such loans included $123 million, $108 million and $93 million at December 31, 2002, 2001 and 2000, respectively, of one-to-four family residential mortgage loans serviced by the Company and repurchased from the Government National Mortgage Association (“GNMA”). The outstanding principal balances of the repurchased loans are fully guaranteed by government agencies. The loans were repurchased to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. In general, the remaining portion of accruing loans past due 90 days or more were either also guaranteed by government agencies or well-secured by collateral. A summary of nonperforming assets and certain past due loan data is presented in the accompanying table 11.

     Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company’s commercial real estate loan portfolio, real estate valuations, in particular. Commercial real estate valuations are based upon many assumptions and, as a result, can be highly subjective. Such values can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property.

     Net charge-offs of commercial real estate loans in 2002 were $7 million, compared with $5 million in 2001. During 2000, the Company realized net recoveries of previously charged-off commercial real estate loans of $383 thousand. Nonperforming commercial real estate loans totaled $49 million at December 31, 2002, compared with $39 million and $37 million at December 31, 2001 and 2000, respectively.

     During 2002, net charge-offs of commercial loans and leases totaled $54 million, compared with $32 million in 2001 and $6 million in 2000. The higher levels of charge-offs in 2002 and 2001 compared with 2000 were largely a function of the sluggish economic environment faced by commercial customers throughout much of the past two years. Included in 2002’s net charge-offs was the entire $17 million outstanding balance of two leases to a major airline company that filed for bankruptcy protection in the third quarter of that year. Reflecting the weakened economy and the previously noted loans totaling $49 million and $40 million at December 31, 2002 and 2001 respectively, nonperforming commercial loans and leases totaled $102 million at December 31, 2002 and $85 million a year earlier, compared with $26 million at December 31, 2000.

     Net charge-offs of residential real estate loans were $5 million in 2002 and $4 million in 2001 and 2000. Residential real estate loans classified as nonperforming at December 31, 2002 totaled $37 million, compared with $35 million and $33 million at December 31, 2001 and 2000, respectively. Residential real estate loans past due ninety days or more and accruing interest totaled $142 million, $135 million and $115 million at December 31, 2002, 2001 and 2000, respectively. As already highlighted, a substantial portion of such amounts relate to loans repurchased from GNMA which are fully guaranteed by government agencies.

     Net charge-offs of consumer loans and leases were $42 million in 2002, representing .62% of average consumer loans and leases outstanding during the year, compared with $34 million or .61% in 2001 and $20 million or .50% in 2000. Indirect automobile loans and leases represented the most significant category of consumer loan charge-offs in each of the past three years. Net indirect automobile loan and lease charge-offs during 2002 were $21 million, compared with $12 million and $7 million in 2001 and 2000, respectively. Consumer loans and leases classified as nonperforming totaled $27 million or .37% of outstanding consumer loans and leases at December 31, 2002, compared with $31 million or .51% at December 31, 2001 and $15 million or .30% at December 31, 2000. Consumer loans and leases past due 90 days or more and accruing interest totaled $3 million, $5 million and $21 million at December 31, 2002, 2001 and 2000, respectively. During 2001’s first quarter, the Company began classifying non-guaranteed consumer loans and leases past due 90 days or more as nonaccrual. Previously, such loans accrued interest until the loan balances were charged off. The change in classification did not have a material effect on the Company’s results of operations or its financial condition. Despite the existence of loan collateral in many cases, management conservatively evaluated the collectability of delinquent consumer loans and leases when assessing the adequacy of the allowance for credit losses.

     The Company maintains an allowance for credit losses which it believes is adequate to absorb losses inherent in the loan and lease portfolio as of each respective balance sheet date. Management regularly assesses the adequacy of the allowance by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the concentration of commercial real estate loans in the

Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (iii) significant growth in loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance for credit losses is adjusted based on the results of management’s analysis.

     In ascertaining the adequacy of the allowance for credit losses, the Company estimates losses attributable to specific troubled credits and also estimates losses inherent in other loans and leases. The total allowance for credit losses, therefore, includes both specific and inherent base level loss components, as well as inherent unallocated loss components, which are described in the following paragraphs.

     The amount of specific loss components in the loan and lease portfolios is determined through a loan by loan analysis of all nonaccrual commercial and commercial real estate loans. Specific loss components are also established for certain classified commercial and commercial real estate loans greater than $100,000 when it is determined that there is a differing risk of loss than otherwise prescribed under the inherent base level loss component calculation. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. Impaired loans, as defined in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended, are evaluated for specific loss components. Except for consumer loans and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Loans less than 90 days delinquent are deemed to have a minimum delay in payment and are generally not considered to be impaired.

     The inherent base level loss components are generally determined by applying loss factors to specific loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. The Company utilizes a ten-point loan grading system which is applied to all commercial and commercial real estate credits. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also extensively monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards.

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

     Commercial real estate valuations include many assumptions and, as a result, can be highly subjective. Commercial real estate values in the New York City metropolitan area can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. The tragic events of September 11, 2001 further dampened the economic outlook for the United States, which in 2001 and 2002 experienced its first significant downturn in many years. The economies of New York State, and New York City in particular, were specifically damaged by the events of September 11, 2001. Economic growth outside of New York City, especially in the industrialized upstate New York markets, continues to lag most other regions of the country. The unemployment rate in New York State grew in 2002 and 2001, rising to 6.1% at December 31, 2002. Slow job growth, coupled with a declining population base, has left the upstate New York region susceptible to credit problems, particularly related to commercial customers. The central Pennsylvania economy has also remained depressed, with employment declining by an average of .5% in 2002, compared with a .1% increase in 2001. However, the region’s job losses were roughly half the overall .9% average decrease for the United States in 2002.

     The accompanying table 10 presents a comparative allocation of the allowance for credit losses for each of the past five year-ends. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components. At December 31, 2002, the amount of allowance allocated to the commercial loan and lease portfolio as a percentage of total loans was lower than a year earlier, largely due to a decrease in outstanding balances of classified loans having estimated inherent losses at those respective year-ends. The increased allocation percentage for real estate loans at December 31, 2002 as compared with December 31, 2001 was the result of higher levels of classified loans in the commercial real estate portfolio. Increased allocation percentages in the commercial loan and real estate loan portfolios from December 31, 2000 to December 31, 2001 reflect weakened economic conditions and an increased level of impaired and other classified loans. As described in note 4 of Notes to Financial Statements, loans considered impaired pursuant to the requirements of SFAS No. 114 increased to $164 million at December 31, 2002 from $140 million at December 31, 2001. Such impaired loans totaled $81 million at December 31, 2000. The allocated portion of the allowance for credit losses related to impaired loans was $18 million and $21 million at December 31, 2002 and 2001, respectively. The unallocated portion of the allowance for credit losses was equal to .19% and .24% of gross loans outstanding at December 31, 2002 and 2001, respectively. The slight decrease in the unallocated allowance as a percentage of loans from the 2001 year-end to December 31, 2002 reflects the modest impact of improving economic conditions at the recent year’s end. The effect of the September 11, 2001 terrorist attacks on the economic outlook at December 31, 2001 and in early 2002 diminished later in the year as indications of a gradual economic recovery emerged. Given the Company’s high concentration of commercial loans and commercial real estate loans in New York State, including the upstate New York region, and central Pennsylvania, and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Nevertheless, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category.

     Management believes that the allowance for credit losses at December 31, 2002 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $436 million or 1.70% of total loans at December 31, 2002, compared with $425 million or 1.69% at December 31, 2001 and $375 million or 1.65% at December 31, 2000. The ratio of the allowance to nonperforming loans at year-end 2002, 2001 and 2000 was 203%, 223% and 339%, respectively. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date. The increases in the allowance as a percentage of total loans at December 31, 2002 and 2001 compared with December 31, 2000 also considered the weakened state of the economy in 2002 and 2001, as well as the other specific factors and conditions described herein.

     Commercial real estate loans secured by multifamily properties in the New York City metropolitan area represented 6% of loans outstanding at December 31, 2002. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2002. Furthermore, the Company had no exposure to less developed countries and less than $3 million of outstanding foreign loans at December 31, 2002.

     Assets acquired in settlement of defaulted loans totaled $17 million at December 31, 2002, compared with $16 million a year earlier and $14 million at the end of 2000.

Other Income

Other income rose 7% to $512 million in 2002 from $477 million in 2001. Higher revenues from providing deposit account and mortgage banking services significantly contributed to the increase from 2001. Other income in 2001 was 47% higher than the $325 million earned in 2000. Approximately 55% of such increase was attributable to the impact of the Keystone and Premier acquisitions. Higher service charges on deposit accounts and mortgage banking revenues were also large contributors to the increase from 2000 to 2001.

     Mortgage banking revenues, which consist of gains from sales of residential mortgage loans and loan servicing rights, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, increased 13% to $116 million in 2002 from $103 million in 2001. The higher revenues in 2002 were due to the impact of historically low levels of interest rates that produced a favorable environment for loan origination and refinancing activities by consumers. Mortgage banking revenues in 2001 were 63% higher than $63 million in 2000, also largely due to the impact of lower interest rates. Residential mortgage loans originated for sale to other investors totaled approximately $5.7 billion in 2002, compared with $5.0 billion and $2.4 billion in 2001 and 2000, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans at fair market value aggregated $54 million and $50 million in 2002 and 2001, respectively. The Company adopted SFAS No. 133 as of January 1, 2001. SFAS No. 133 requires that changes in the fair value of hedged residential mortgage loans held for sale, commitments to sell loans, and commitments to originate residential mortgage loans for sale be recorded in the Company’s results of operations.

Such unrealized gains totaled approximately $15 million (pre-tax) and $8 million (pre-tax) at December 31, 2002 and 2001, respectively. In general, unrealized gains are realized in subsequent periods as the related loans are sold. Prior to the adoption of SFAS No. 133, residential mortgage loans originated for sale and related commitments to sell loans and to originate loans for sale were recorded in the consolidated balance sheet at the lower of aggregate cost or fair market value. Realized gains from sales of residential mortgage loans and loan servicing rights totaled $25 million in 2000. Revenues from servicing residential mortgage loans for others were $53 million in 2002, up from $44 million in 2001 and $32 million in 2000. Residential mortgage loans serviced for others totaled $12.6 billion at December 31, 2002, $11.0 billion at December 31, 2001 and $10.9 billion at December 31, 2000. Capitalized servicing assets, net of applicable valuation allowances for possible impairment, were $103 million, $107 million and $101 million at December 31, 2002, 2001 and 2000, respectively. Additional information about the Company’s capitalized servicing assets is presented herein under the heading “Other Expense” and in note 7 of Notes to Financial Statements.

     Service charges on deposit accounts grew 16% to $168 million in 2002 from $144 million in 2001. Services charges in 2001 were up 56% from $93 million in 2000. Higher transactional deposit account balances, which generate higher levels of service charges than non-transactional accounts, contributed to the higher service charge income levels in 2002 and 2001. Fees for services provided to customers in areas formerly served by Keystone and Premier also contributed approximately 60% of the increase from 2000 to 2001.

     Reflecting general declines in market values of equity securities, trust income declined 7% to $60 million in 2002 from $64 million in 2001. Trust income in 2001 was 43% higher than 2000’s $45 million due largely to the impact of the Keystone acquisition. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $43 million in 2002, an increase of 10% from $39 million in 2001 that resulted from higher revenues from sales of annuity products. Largely the result of the Keystone acquisition, brokerage services income in 2001 was up 20% from the $33 million of such income earned in 2000. Trading account and foreign exchange activity resulted in gains of $3 million in 2002, $4 million in 2001 and $2 million in 2000. The Company sold bank investment securities resulting in losses of $608 thousand in 2002 and $3 million in 2000, compared with gains of $2 million in 2001. Losses in 2000 reflect $3 million of net losses incurred during the fourth quarter of 2000 from sales of investment securities following the acquisition of Keystone and the combination of the investment portfolios of Keystone and the Company. All sold securities had been previously classified as available for sale for financial reporting purposes.

     Other revenues from operations totaled $122 million in 2002, compared with $120 million in 2001. The previously discussed $5 million gain on the sale of the 12% portion of the residential real estate loans that were securitized in November 2002 offset, in part, by lower benefits income from bank owned life insurance, contributed to the increase. Other revenues from operations were $92 million in 2000. Approximately two-thirds of the increase from 2000 to 2001 resulted from activities and/or market areas associated with the Keystone and Premier acquisitions. Other items that contributed to the increase in other revenues from operations in 2001 from 2000 include higher letter of credit and other credit-related fees, insurance-related revenues, and automated teller machine (“ATM”) usage fees.

     Other revenues from operations included $33 million, $35 million and $26 million in 2002, 2001 and 2000, respectively, of tax-exempt income earned from bank owned life insurance, which includes increases in cash surrender value of life insurance policies and benefits received. Also included were revenues from merchant discount and credit card fees of $13 million in 2002 and 2001 and $9 million in 2000. Letter of credit and other credit-related fees were $26 million, $24 million and $18 million in 2002, 2001 and 2000, respectively. Insurance-related revenues totaled $15 million in 2002, compared with $13 million and $7 million in 2001 and 2000, respectively. The impact of acquisitions was the leading factor contributing to 2001’s higher insurance-related revenues as compared with 2000. ATM usage fees totaled $12 million in 2002, compared with $11 million in 2001 and $6 million in 2000. The increase in such usage fees from 2000 to 2001 was also largely the result of the Keystone transaction. Income from leasing activities in 2000 reflected a net gain of $9 million resulting from a $13 million gain from the sale of equipment previously leased to a commercial customer and an accrual of $4 million for losses associated with selling automobiles and other vehicles leased to retail customers.

Other Expense

Operating expenses, which exclude merger-related expenses and amortization of goodwill and core deposit and other intangible assets, were $870 million in 2002, 6% higher than $819 million in 2001. A provision for the impairment of capitalized residential mortgage servicing rights of $32 million and higher costs for salaries, including commissions and incentive compensation, largely contributed to the higher level of operating expenses in 2002. Operating expenses in 2001 were up 37% from $599 million in 2000. Expenses related to acquired operations significantly contributed to the higher expense levels in 2001 as compared with 2000. Components of other expense considered to be nonoperating in nature and therefore excluded from the operating expense totals noted above were amortization of core deposit and other intangible assets of $51 million in 2002, $60 million in 2001 and $34 million in 2000; amortization of goodwill of $62 million and $36 million in 2001 and 2000, respectively; and merger-related expenses of $8 million and $26 million in 2001 and 2000, respectively.

     Salaries and employee benefits expense was $456 million in 2002, an increase of 5% from $435 million in 2001. The higher level of salaries and benefits expense in 2002 was largely the result of merit salary increases and higher commissions and incentive compensation costs. Also contributing to the rise in 2002’s expense were higher pension costs, which rose from $2 million in 2001 to $6 million in 2002. Reflecting poor investment performance in recent years of assets held by the Company’s funded pension plans, the Company contributed $19 million to such plans during the fourth quarter of 2002. That was the first pension plan contribution made by the Company since 1995. The Company anticipates that pension expense in 2003 will exceed 2002’s expense by approximately $7 million (excluding the Allfirst transaction impact). Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 11 of Notes to Financial Statements. Salaries and employee benefits expense rose 32% in 2001 from $329 million in 2000. Salaries and benefits related to acquired operations, merit salary increases, and higher expenses for incentive compensation arrangements and medical and other benefits were factors contributing to the increase. The number of full-time equivalent employees was 8,726 at December 31, 2002, compared with 8,803 and 8,219 at December 31, 2001 and 2000, respectively.

     Excluding the nonoperating expense items previously noted, nonpersonnel expense totaled $413 million in 2002, 8% higher than $384 million in 2001. Nonpersonnel expense was $272 million in 2000. The most significant factor contributing to the rise in such expenses in 2002 as compared with 2001 was the aforementioned $32 million provision for impairment of capitalized residential mortgage servicing rights. Reflecting the impact on customer refinancings of outstanding mortgage loans that the low interest rate environment is expected to have on residential mortgage prepayment speeds, the Company recognized impairment of certain strata of residential mortgage loan servicing rights in 2002. There was no such provision for the years ended December 31, 2001 or 2000. Higher amortization of residential mortgage servicing rights also contributed to the higher 2002 expense level. Higher expenses for equipment and occupancy; advertising, promotion and travel; amortization of capitalized servicing rights; and professional services and processing, all largely attributable to the impact of acquisitions, were significant factors contributing to the rise in nonpersonnel expenses from 2000 to 2001.

Income Taxes

The provision for income taxes was $231 million in 2002, compared with $206 million in 2001 and $160 million in 2000. The effective tax rates were 32.3% in 2002, 35.2% in 2001 and 35.9% in 2000. The lower tax rate in 2002 was the result of the Company ceasing to amortize non-deductible goodwill in connection with the implementation of SFAS No. 142 effective January 1, 2002. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 12 of Notes to Financial Statements.

International Activities

The Company’s net investment in international assets was $6 million at December 31, 2002 and 2001. Offshore deposits totaled $1.2 billion at December 31, 2002 and $778 million at December 31, 2001.

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

     Core deposits have historically been the most significant funding source for the Company and are generated from a large base of consumer, corporate and institutional customers, which over the past several years has become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, in recent years the Company has faced increased competition in offering services and products from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 60% of the Company’s earning assets at December 31, 2002, compared with 62% and 65% at December 31, 2001 and 2000, respectively.

     The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, and borrowings from the FHLB and others. M&T Bank had short-term and long-term credit facilities with the FHLB aggregating $5.1 billion at December 31, 2002. Outstanding borrowings under these credit facilities totaled $4.2 billion and $3.1 billion at December 31, 2002 and 2001, respectively. Such borrowings are secured by loans and investment securities. M&T Bank and M&T Bank, N.A. had available lines of credit with the Federal Reserve Bank of New York at December 31, 2002 totaling approximately $1.3 billion. The amounts of these lines are dependent upon the balance of loans and securities pledged as collateral. There were no borrowings outstanding under these lines of credit at either December 31, 2002 or 2001. As an additional source of funding, in November 2002, the Company entered into a $500 million revolving asset-backed structured borrowing which is collateralized by approximately $560 million of automobile loans and related assets. The automobile loans and related assets have been transferred to a special purpose consolidated subsidiary of M&T Bank. As existing automobile loans of the subsidiary pay down, monthly proceeds, after payment of certain fees and debt service costs, are used to purchase additional automobile loans to replenish the collateral and maintain the existing borrowing base. Additional information about this borrowing is included in note 9 of Notes to Financial Statements. M&T Bank also issued $500 million of 8% fixed rate subordinated capital notes in October 2000 that provided liquidity and facilitated the acquisitions of Keystone and Premier. Informal and sometimes reciprocal sources of funding are available to the Company through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $2.1 billion at December 31, 2002 and 2001. In general, these borrowings were unsecured and matured within two days. Should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted, the Company’s ability to obtain funding from these or other sources could be negatively impacted. Information regarding the terms and maturities of all of the Company’s short-term and long-term borrowings is provided in note 9 of Notes to Financial Statements. In addition to deposits and borrowings, other sources of liquidity include maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, at December 31, 2002 approximately $407 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities is included in note 9 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at December 31, 2002. A similar $30 million line of credit that expired during 2002 was entirely available for borrowing at December 31, 2001.

     In connection with the pending acquisition of Allfirst, M&T Bank expects to issue up to $500 million of subordinated capital notes. As a result, sufficient liquid assets are expected to be available to fund the cash portion of the consideration to be paid in connection with the acquisition. On an ongoing basis, management closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. Management does not anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks.

     Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Company to interest rate risk, which occurs when assets and liabilities reprice at different times and by different amounts as interest rates change. Therefore, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of mortgage-related assets and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analyses of market values of the Company’s financial instruments. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2002, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $495 million. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under “Net Interest Income/Lending and Funding Activities” and in note 17 of Notes to Financial Statements.

     The Company’s Asset-Liability Committee, which includes members of senior management, monitors interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit-gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and modifying or terminating existing interest rate swap agreements or entering into additional interest rate swap agreements or other financial instruments used for risk management purposes.

     The accompanying table 14 as of December 31, 2002 and 2001 displays the estimated impact on net interest income from non-trading financial instruments resulting from parallel changes in interest rates across repricing categories during the first modeling year.

     Many assumptions were utilized by the Company to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumed gradual changes in rates across repricing categories of 100 and 200 basis points up and down during a twelve-month period. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of changes in interest rates, market conditions, and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Company’s past or projected net interest income.

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

     The notional amounts of interest rate contracts entered into for trading purposes totaled $1.3 billion at December 31, 2002 and $1.4 billion at December 31, 2001. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $290 million and $242 million at December 31, 2002 and 2001, respectively. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $52 million and $36 million, respectively, at December 31, 2002 and $39 million and $27 million, respectively, at December 31, 2001.

     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material. Additional information related to trading derivative contracts is included in notes 17 and 18 of Notes to Financial Statements.

Capital

Stockholders’ equity at December 31, 2002 was $3.2 billion or 9.59% of total assets, compared with $2.9 billion or 9.35% at December 31, 2001 and $2.7 billion or 9.33% at December 31, 2000. On a per share basis, stockholders’ equity increased 10% to $34.53 at the 2002 year-end from $31.33 at December 31, 2001, and was 19% higher than $28.93 at December 31, 2000. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $21.75 at December 31, 2002, up from $18.34 a year earlier and $16.74 at December 31, 2000. The ratio of average total stockholders’ equity to average total assets was 9.41%, 9.60% and 8.59% in 2002, 2001 and 2000, respectively.

     M&T issued shares of common stock in 2001 and 2000 to complete the acquisitions of Premier and Keystone, respectively. On February 9, 2001, M&T issued 2,440,812 shares of common stock to former holders of Premier common stock and assumed employee stock options to purchase 224,734 shares of M&T common stock, resulting in an addition to stockholders’ equity of $176 million. To complete the acquisition of Keystone on October 6, 2000, M&T issued 15,900,292 shares of common stock to former holders of Keystone common stock and assumed employee stock options to purchase 1,259,493 shares of M&T common stock, resulting in an addition to stockholders’ equity of $664 million.

     Included in stockholders’ equity was accumulated other comprehensive income which reflects the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale and the estimated fair value of interest rate swaps designated as cash flow hedges. Net unrealized gains on available-for-sale investment securities were $55 million, or $.60 per common share, at December 31, 2002 and $23 million, or $.25 per common share, at December 31, 2001. Unrealized losses, also net of tax effect, on similarly classified investment securities were $432 thousand, or less than $.01 per share, at December 31, 2000. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Unrealized losses, net of tax effect, on interest rate swaps designated as cash flow hedges were $622 thousand and $298 thousand at December 31, 2002 and 2001, respectively, representing less than $.01 per share at those respective dates.

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

     Cash dividends paid in 2002 on M&T’s common stock were $97 million, compared with $96 million and $52 million in 2001 and 2000, respectively. M&T increased its quarterly dividend on common stock in the fourth quarter of 2002 to $.30 per share from $.25 per share. As noted in the preceding paragraph, M&T’s quarterly common stock dividend rate was increased to $.25 per share from $.125 per share in the fourth quarter of 2000. Dividends per common share totaled $1.05 in 2002, up from $1.00 in 2001 and $.625 in 2000.

     M&T repurchased 3,007,585 shares of its common stock in 2002, 4,396,303 shares in 2001 and 1,313,760 shares in 2000, at a cost of $240 million, $324 million and $55 million, respectively. In November 2001, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. Through December 31, 2002, M&T had repurchased a total of 3,632,098 shares of common stock pursuant to such plan at an average cost of $78.49 per share. M&T discontinued purchases of its common stock during the third quarter of 2002, determining instead that going forward it would use the Company’s internal generation of capital to support the acquisition of Allfirst. During 2001, M&T completed previously authorized repurchase plans that had been announced in November 1999 and June 2001.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $318 million carrying value of trust preferred securities as described in note 9 of Notes to Financial Statements. As of December 31, 2002, total capital further included $540 million of subordinated notes issued by M&T Bank in prior years.

     The capital ratios of the Company and its banking subsidiaries as of December 31, 2002 and 2001 are presented in note 21 of Notes to Financial Statements.

     The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or cash net income (reduced by the impact of merger-related expenses) less dividends paid expressed as a percentage of regulatory “core capital” at the beginning of each year, was 21.42% in 2002, 20.96% in 2001 and 19.48% in 2000.

Fourth Quarter Results

The Company’s net income was $126 million during the final quarter of 2002, up 24% from $102 million in the year-earlier quarter. Diluted and basic earnings per share were $1.33 and $1.37, respectively, in 2002’s final quarter, compared with $1.05 and $1.08, respectively, in the corresponding 2001 quarter. Expressed as an annualized rate of return on average assets, net income for the fourth quarter of 2002 improved to 1.51% from 1.29% in 2001’s last quarter. The annualized rate of return on average common stockholders’ equity in the last three months of 2002 was 16.05%, up from 13.70% in the similar quarter of 2001. Cash net income in the fourth quarter of 2002 increased 5% to $133 million from $126 million earned in 2001’s final quarter. Diluted cash earnings per share rose 8% to $1.40 in 2002’s fourth quarter from $1.30 in the year-earlier quarter. The annualized cash returns on average tangible assets and average tangible common equity were 1.65% and 27.38%, respectively, in the recent quarter, compared with 1.67% and 29.43%, respectively, in the comparable 2001 quarter. There were no significant merger-related expenses incurred during the fourth quarters of 2002 or 2001.

     As previously noted, in accordance with SFAS No. 142, effective January 1, 2002 the Company ceased amortization of goodwill associated with corporate acquisitions. Amortization of such goodwill during the fourth quarter of 2001, none of which was tax deductible, was $16 million ($.16 per diluted share).

Amortization expense related to core deposit and other intangible assets was $7 million (after-tax), or $.07 per diluted share, during the fourth quarter of 2002, compared with $9 million (after-tax), or $.09 per diluted share, during the year-earlier quarter. Pro forma net income, diluted earnings per share and basic earnings per share for last year’s fourth quarter, computed as if SFAS No. 142 had been in effect during 2001, were $117 million, $1.21 and $1.24 respectively. Pro forma annualized returns on average assets and average common stockholders’ equity for the final quarter of 2001 were 1.49% and 15.79%, respectively, after excluding the impact of goodwill amortization.

     Taxable-equivalent net interest income increased to $325 million in the fourth quarter of 2002, up 5% from $309 million in the similar quarter of 2001. A 7% increase in average earning assets offset, in part, by a narrowing of the Company’s net interest margin, resulted in the improvement in net interest income. Average earning assets were $30.1 billion and $28.2 billion in the final quarter of 2002 and 2001, respectively. Average loans and leases for the recently completed quarter totaled $25.9 billion, an increase of 3% from $25.0 billion during the year-earlier quarter. Damping the year-over-year fourth quarter loan growth was the November 2002 securitization of $1.1 billion of residential real estate loans already discussed. The yield on earning assets was 6.08% in the final three months of 2002, down 89 basis points from 6.97% in the comparable 2001 period. The rate paid on interest-bearing liabilities was 2.09% in the fourth quarter of 2002, down 94 basis points from 3.03% in the comparable period of 2001. The resulting net interest spread was 3.99% in the fourth quarter of 2002, compared with 3.94% in the corresponding 2001 period. A decrease in the imputed contribution of interest-free funds in the final 2002 quarter more than offset the improved net interest spread. As a result, the Company’s net interest margin declined to 4.28% in the fourth quarter of 2002 from 4.34% in the year-earlier quarter.

     The provision for credit losses was $33 million in the final quarter of both 2002 and 2001. Net charge-offs increased to $31 million in the recent quarter from $21 million in the fourth quarter of 2001. Net charge-offs as an annualized percentage of average loans and leases were .48% in the final 2002 quarter, compared with .33% in the corresponding 2001 period.

     Other income increased 8% to $138 million in the final quarter of 2002 from $128 million in the year-earlier period. The major factors contributing to the higher level of income were increased mortgage banking revenues, which rose 28% from the prior year’s corresponding quarter, and higher service charges on deposit accounts, which were up 15% from the last three months of 2001. As previously noted, a favorable environment for loan origination and refinancing activities by consumers, including the lowest residential mortgage interest rates in over 40 years, led to the higher mortgage banking revenues.

     Operating expenses, which as previously discussed exclude merger-related expenses and the amortization of goodwill and core deposit and other intangible assets, rose $14 million or 7% to $229 million in the fourth quarter of 2002 from $215 million in the year-earlier period. A $13 million provision for the impairment of capitalized residential mortgage servicing rights in 2002’s final quarter and higher salary costs relating to incentive compensation arrangements and merit salary increases were the predominant contributors to the higher level of operating expenses in the 2002 period.

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

     The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 20 of Notes to Financial Statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Financial information about the Company’s segments is presented in note 20 of Notes to Financial Statements.

     The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, largely within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, deposit products, and cash management services. The Commercial Banking segment contributed $103 million to the Company’s earnings in 2002, down from $109 million in 2001. The decline in net income from 2001 was attributable to a $14 million decrease in net interest income, due to a 26 basis point narrowing of the net interest margin, partially offset by a $4 million increase in deposit service charges. Earnings for this segment totaled $96 million in 2000. The rise in earnings in 2001 as compared with 2000 reflects a $42 million, or 22%, increase in net interest income, due largely to a 25% increase in average loans and leases outstanding. Approximately one-half of the increase in net interest income was attributable to operations in market areas related to the Keystone acquisition. Partially offsetting the higher net interest income was a $23 million increase in the provision for credit losses, resulting from higher net charge-offs.

     The Commercial Real Estate segment provides credit and deposit services to its customers. Loans are largely secured by properties in the New York City metropolitan area and in western New York, however, loans are also originated in the other regions in New York State, in Pennsylvania and, to a lesser extent, in Maryland, West Virginia and the northwestern portion of the United States. Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Net income for the Commercial Real Estate segment was $93 million in 2002, up 7% from $87 million in 2001. The increase was due largely to an $11 million increase in net interest income, the result of a 12 basis point widening of the net interest margin on loans and a 5% increase in average loan balances outstanding. Net income for this segment was $74 million in 2000. Higher net interest income of $25 million, led by a 18% increase in average loan balances outstanding, was the major factor for the rise in net income from 2000 to 2001. Approximately one-quarter of the increase in net interest income was attributable to operations in market areas associated with the Keystone acquisition.

     The Discretionary Portfolio segment includes investment and trading securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swaps related thereto; and offshore branch deposits. This segment also provides services to commercial customers and consumers that include foreign exchange, securities trading and municipal bond underwriting and sales. Net income contributed by the Discretionary Portfolio segment totaled $65 million in 2002, up 21% from $54 million in 2001. The higher net income in 2002 was predominately the result of an $18 million increase in net interest income, largely the result of a 34 basis point rise in the net interest margin on investment securities. Net income for the Discretionary Portfolio was $34 million in 2000. The increase from 2000 to 2001 was due, in part, to a $9 million rise in tax-exempt income earned from bank owned life insurance and a $14 million increase in net interest income, the result of increased balances of loans and investment securities and a 4 basis point increase in net interest margin.

     The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to bank subsidiaries of M&T. In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several states in the western United States. The Company also periodically purchases the rights to service residential mortgage loans. Residential mortgage loans held for sale are included in this segment. The Residential Mortgage Banking segment’s net income for 2002 was $39 million, down 12% from $44 million in 2001. The decrease from the previous year was attributable to a $29 million increase in the provision for impairment of capitalized residential mortgage loan servicing rights and a $19 million increase in salaries, commissions and other operating expenses, offset in large part by a $27 million increase in net interest income, the result of a higher loan net interest margin and higher balances outstanding; increased loan servicing revenues of $7 million, largely the result of purchased servicing rights; and a $6 million increase in revenues from loan origination and sales activities, including gains from sales of loans to the Company’s Discretionary Portfolio segment. In 2000, this segment’s net income was $6 million. The higher level of earnings in 2001 when compared with 2000 was largely due to the impact of lower interest rates. Higher loan origination volume in 2001 contributed to a $48 million increase in revenues from loan origination and sales activities, including sales to the Discretionary Portfolio segment of the Company. The previously described adoption of SFAS No. 133 contributed approximately $8 million to such increase. Revenues from servicing residential mortgage loans for others, including the Discretionary Portfolio segment, increased by $15 million from 2000 to 2001. Net interest income in 2001 was $33 million higher than in 2000, predominately the result of an increase in loan balances outstanding. Reflecting the year’s higher revenues, 2001’s operating expenses increased by $36 million, or 34%, from 2000.

     The Retail Banking segment offers a variety of consumer and small business services through several delivery channels which include traditional and “in-store” banking offices, automated teller machines, telephone banking and internet banking. The Company has banking offices in New York State, Pennsylvania, Maryland and West Virginia. The Retail Banking segment also offers certain deposit and loan products on a nationwide basis through M&T Bank, N.A. Credit services offered by this segment include consumer installment loans, student loans, automobile loans and leases (originated both directly and indirectly through dealers), home equity loans and lines of credit, and loans and leases to small businesses. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. The Retail Banking segment recorded net income of $163 million in 2002, down 19% from $201 million in 2001. A $44 million reduction in net interest income was a significant contributor to the decline in net income. The reduced net interest income reflects an $82 million decline that resulted from a lower deposit net interest margin of 42 basis points that was largely attributable to the impact of the year’s low interest rate environment and a 6% decline in retail deposit balances. Partially offsetting this decline was higher loan net interest income of $38 million, primarily the result of a 14% increase in average loan balances outstanding. Also contributing to the lower earnings was a $15 million increase in the provision for credit losses and increased operating expenses of $22 million, offset, in part, by an $18 million increase in service charges on deposit accounts. Net income for this segment in 2000 was $164 million. Higher net interest income and service charges on deposit accounts of $158 million and $40 million, respectively, partially offset by higher operating expenses of $137 million, were the leading factors contributing to the improvement in net income from 2000. Such increases in income and expenses during 2001 were largely the result of the Keystone and Premier acquisitions.

     The “All Other” category consists largely of other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131. Included in this category are the amortization of goodwill (prior to 2002) and core deposit and other intangible assets, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. This category also includes the previously described charge-off of $17 million during the third quarter of 2002 related to two commercial leases to a major airline company that filed for bankruptcy protection. The various components comprising the “All Other” category resulted in net income of $22 million in 2002, compared with net losses of $117 million and $88 million in 2001 and 2000, respectively. The improvement from 2001 was due to the Company’s allocation methodologies for internal funds transfer pricing, combined with the cessation of amortization of goodwill resulting from the January 1, 2002 adoption of SFAS No. 142, offset, in part, by the commercial lease charge-off. The decrease in net contribution in 2001 from 2000 was largely due to increases in the amortization of goodwill and core deposit intangible and other expenses relating to the Keystone and Premier acquisitions, and the effects of the Company’s allocation methodologies.

Recent Accounting Developments

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of SFAS No. 143 are not expected to have a material impact on the Company’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 addresses a number of different issues and is effective at various dates in 2002 and 2003, with earlier application encouraged. None of the provisions of SFAS No. 145 had or are expected to have a material impact on the Company’s consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 142 does not apply to costs associated with an exit activity that involves an entity newly acquired in a business combination. The Company believes that adopting SFAS No. 146 will not have a material impact on the Company’s consolidated financial position, but that adoption could affect the timing of when certain costs associated with exit or disposal activities are recognized.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9, and clarifies that acquisitions of all or part of financial institutions, including branch acquisitions that meet the definition of a business combination, should be accounted for in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142. SFAS No. 147 requires that if an acquisition is not a business combination because the transferred net assets and activities do not constitute a business, that transaction shall be accounted for as an acquisition of net assets that does not result in the recognition of non-amortizing goodwill, in accordance with paragraphs 4-8 of SFAS No. 141. The provisions of SFAS No. 147 relating to the application of the purchase method of accounting are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 did not have a material impact on the Company’s consolidated financial statements.

     FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has complied with the required disclosure requirements in its 2002 annual financial statements. The Company adopted the recognition and measurement provisions of FASB Interpretation No. 45 effective January 1, 2003. Such adoption is not expected to have a material impact on the Company’s consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     If an entity elects to adopt the recognition provisions of SFAS No. 148 for stock-based compensation in a fiscal year beginning before December 16, 2003, that change in accounting principle must be reported using any one of three methods, as follows:

1)	Prospective method. The recognition provisions must be applied to all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied.

2)	Modified prospective method. Stock-based employee compensation cost must be recognized from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value based accounting method specified in SFAS No. 123 had been used to account for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994.

3)	Retroactive restatement method. All periods presented must be restated to reflect stock-based employee compensation cost under the fair value based accounting method specified in SFAS No. 123 for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994. Restatement of periods prior to those presented is permitted but not required.

     The amendments to SFAS No. 123 as provided in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, while the interim reporting requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148, effective January 1, 2003 using the retroactive restatement method. Information regarding the impact of such adoption on the Company’s consolidated financial statements is included in note 1 of Notes to Financial Statements.

     FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “ Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. FASB Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has provided the required transition disclosures with respect to its involvement with variable interest entities in notes 4, 9, and 19 of Notes to Financial Statements. The Company does not expect to change its accounting for its existing interests in variable interest entities upon adoption of the consolidation provisions of FASB Interpretation No. 46.

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

     Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; credit losses; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock options to be issued in future periods; legislation affecting the financial services industry as a whole, and/or M&T and its subsidiaries individually or collectively; regulatory supervision and oversight, including required capital levels; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes, including environmental regulations; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and material differences in the actual financial results of merger and acquisition activities compared to the Company’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 1

FINANCIAL HIGHLIGHTS

	2002	2001	Change

For the year
Performance
Net income (thousands)	$485,092	378,075	+28%
Return on
Average assets	1.52%	1.23%
Average common equity	16.15%	12.78%
Net interest margin	4.36%	4.23%
Net charge-offs/average loans	.42%	.31%
Efficiency ratio (a)	51.91%	56.94%
Per common share data
Basic earnings	$5.25	3.95	+33%
Diluted earnings	5.07	3.82	+33%
Cash dividends	1.05	1.00	+ 5%
Cash (tangible) operating results (b)
Net income (thousands) (c)	$517,583	482,264	+ 7%
Diluted earnings per common share (c)	5.41	4.87	+11%
Return on
Average tangible assets	1.68%	1.63%
Average tangible common equity	28.62%	28.50%
Efficiency ratio (a)	49.01%	49.58%
At December 31
Balance sheet data (millions)
Loans and leases, net of unearned discount	$25,728	25,188	+2%
Total assets	33,175	31,450	+5%
Deposits	21,665	21,580	—
Stockholders’ equity	3,182	2,939	+8%
Loan quality
Allowance for credit losses/net loans	1.70%	1.69%
Nonperforming loans ratio	.84%	.76%
Capital
Tier 1 risk-based capital ratio	7.93%	7.37%
Total risk-based capital ratio	11.11%	10.72%
Leverage ratio	6.97%	6.55%
Common equity/total assets	9.59%	9.35%
Common equity (book value) per share	$34.53	31.33	+10%
Tangible common equity per share	21.75	18.34	+19%
Market price per share
Closing	79.35	72.85	+9%
High	90.05	82.11
Low	67.70	59.80

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of cash (tangible) operating results with net income is included on page 38.

(c)	Cash net income excludes the after-tax impact of merger-related expenses of $5 million or $.05 per diluted share in 2001.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 2

QUARTERLY TRENDS
	2002 Quarters

	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$461,515	464,801	465,046	464,786
Interest expense	136,358	146,080	151,949	160,127

Net interest income	325,157	318,721	313,097	304,659
Less: provision for credit losses	33,000	37,000	28,000	24,000
Other income	138,178	128,346	121,179	124,228
Less: other expense	240,757	233,826	223,216	223,233

Income before income taxes	189,578	176,241	183,060	181,654
Applicable income taxes	60,460	55,496	57,945	57,491
Taxable-equivalent adjustment	3,299	3,530	3,621	3,599

Net income	$125,819	117,215	121,494	120,564

Per common share data
Basic earnings	$1.37	1.27	1.31	1.29
Diluted earnings	1.33	1.23	1.26	1.25
Cash dividends	$.30	.25	.25	.25
Average common shares outstanding
Basic	92,060	92,017	92,608	93,265
Diluted	94,953	95,036	96,188	96,494

Performance ratios, annualized
Return on
Average assets	1.51%	1.46%	1.56%	1.56%
Average common stockholders’ equity	16.05%	15.47%	16.49%	16.63%
Net interest margin on average earning assets (taxable-equivalent basis)	4.28%	4.38%	4.43%	4.37%
Nonperforming loans to total loans and leases, net of unearned discount	.84%	.86%	.66%	.73%
Efficiency ratio (a)	51.97%	52.23%	51.38%	52.07%

Cash (tangible) operating results (b)
Net income (in thousands)	$133,028	125,171	130,027	129,357
Diluted net income per common share	1.40	1.32	1.35	1.34
Annualized return on
Average tangible assets	1.65%	1.62%	1.73%	1.75%
Average tangible common stockholders’ equity	27.38%	27.34%	29.69%	30.38%
Efficiency ratio (a)	49.42%	49.32%	48.35%	48.91%

Balance sheet data
In millions, except per share
Average balances
Total assets	$33,148	31,885	31,327	31,270
Earning assets	30,118	28,891	28,375	28,281
Investment securities	3,745	2,942	2,888	2,910
Loans and leases, net of unearned discount	25,864	25,828	25,214	25,109
Deposits	21,508	20,991	21,210	21,272
Stockholders’ equity	3,109	3,007	2,956	2,940

At end of quarter
Total assets	$33,175	34,148	31,686	31,296
Earning assets	30,027	30,749	28,627	28,337
Investment securities	3,955	4,181	2,961	2,861
Loans and leases, net of unearned discount	25,728	26,309	25,604	25,138
Deposits	21,665	22,540	21,858	21,624
Stockholders’ equity	3,182	3,059	2,977	2,947
Equity per common share	34.53	33.25	32.29	31.67
Tangible equity per common share	21.75	20.36	19.34	18.68

Market price per common share
High	$85.08	86.50	90.05	82.24
Low	67.70	70.09	79.80	71.19
Closing	79.35	78.81	85.76	80.37

[Additional columns below]

[Continued from above table, first column(s) repeated]

QUARTERLY TRENDS
	2001 Quarters

	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	495,783	526,226	544,424	552,965
Interest expense	186,849	227,674	252,477	276,597

Net interest income	308,934	298,552	291,947	276,368
Less: provision for credit losses	33,000	28,000	24,000	18,500
Other income	127,696	120,167	117,836	111,727
Less: other expense	244,311	236,194	233,012	234,801

Income before income taxes	159,319	154,525	152,771	134,794
Applicable income taxes	53,515	52,401	53,164	46,741
Taxable-equivalent adjustment	4,070	4,257	4,799	4,387

Net income	101,734	97,867	94,808	83,666

Per common share data
Basic earnings	1.08	1.02	.98	.88
Diluted earnings	1.05	.98	.94	.85
Cash dividends	.25	.25	.25	.25
Average common shares outstanding
Basic	94,269	96,115	97,125	95,427
Diluted	97,179	99,597	100,722	98,605

Performance ratios, annualized
Return on
Average assets	1.29%	1.25%	1.23%	1.14%
Average common stockholders’ equity	13.70%	12.93%	12.61%	11.84%
Net interest margin on average earning assets (taxable-equivalent basis)	4.34%	4.22%	4.18%	4.16%
Nonperforming loans to total loans and leases, net of unearned discount	.76%	.79%	.65%	.67%
Efficiency ratio (a)	55.95%	56.44%	57.08%	58.45%

Cash (tangible) operating results (b)
Net income (in thousands)	126,451	123,523	119,899	112,391
Diluted net income per common share	1.30	1.24	1.19	1.14
Annualized return on
Average tangible assets	1.67%	1.64%	1.62%	1.59%
Average tangible common stockholders’ equity	29.43%	28.39%	27.99%	27.93%
Efficiency ratio (a)	49.16%	49.03%	49.45%	50.77%

Balance sheet data
In millions, except per share
Average balances
Total assets	31,276	31,119	31,017	29,878
Earning assets	28,224	28,099	27,993	26,937
Investment securities	3,029	3,234	3,502	3,470
Loans and leases, net of unearned discount	25,016	24,831	24,460	23,392
Deposits	20,897	20,420	20,590	20,734
Stockholders’ equity	2,947	3,003	3,015	2,866

At end of quarter
Total assets	31,450	31,139	31,202	30,925
Earning assets	28,270	28,118	28,200	27,895
Investment securities	3,024	3,153	3,377	3,705
Loans and leases, net of unearned discount	25,188	24,946	24,774	24,168
Deposits	21,580	20,522	20,041	20,978
Stockholders’ equity	2,939	2,956	2,987	2,992
Equity per common share	31.33	31.19	31.00	30.84
Tangible equity per common share	18.34	17.85	17.68	17.33

Market price per common share
High	74.50	82.11	79.00	69.99
Low	65.08	63.70	66.55	59.80
Closing	72.85	74.00	75.50	69.90

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of cash (tangible) operating results with net income is included on page 38.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 3

EARNINGS SUMMARY
Dollars in millions

Increase (decrease)*

2001 to 2002		2000 to 2001

Amount	%	Amount	%		2002	2001

$(263.3)	(12)	$336.1	19	Interest income**	$1,856.1	2,119.4
(349.1)	(37)	25.0	3	Interest expense	594.5	943.6

85.8	7	311.1	36	Net interest income**	1,261.6	1,175.8
18.5	18	65.5	172	Less: provision for credit losses	122.0	103.5
(2.5)	—	5.0	—	Gain (loss) on sales of bank investment securities	(0.6)	1.9
37.0	8	147.7	45	Other income	512.5	475.5
				Less:
21.5	5	105.7	32	Salaries and employee benefits	456.4	434.9
(48.8)	(10)	148.2	41	Other expense	464.6	513.4

129.1	21	144.4	32	Income before income taxes	730.5	601.4
				Less:
(3.5)	(20)	7.0	67	Taxable-equivalent adjustment**	14.0	17.5
25.6	12	45.5	28	Income taxes	231.4	205.8

$107.0	28	$91.9	32	Net income	$485.1	378.1

				Compound
				growth rate
				5 years
	2000	1999	1998	1997 to 2002

Interest income**	1,783.3	1,486.3	1,366.6	12%
Interest expense	918.6	719.2	687.5	3

Net interest income**	864.7	767.1	679.1	17
Less: provision for credit losses	38.0	44.5	43.2	22
Gain (loss) on sales of bank investment securities	(3.1)	1.6	1.8	—
Other income	327.8	280.8	261.2	22
Less:
Salaries and employee benefits	329.2	284.8	259.5	16
Other expense	365.2	294.1	306.6	18

Income before income taxes	457.0	426.1	332.8	20
Less:
Taxable-equivalent adjustment**	10.5	7.8	7.2	19
Income taxes	160.3	152.7	117.6	17

Net income	286.2	265.6	208.0	22%

*	Changes were calculated from unrounded amounts.

**	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities of government-sponsored agencies, is based on a composite income tax rate of approximately 39% for 2002, 37% for 2001, 40% for 2000, and 41% for 1999 and 1998.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 4

AVERAGE LOANS AND LEASES
(net of unearned discount)		Percent increase
		(decrease) from

Dollars in millions	2002	2001 to 2002	2000 to 2001

Commercial, financial, etc.	$5,146	(2)%	28%
Real estate — commercial	9,498	3	28
Real estate — consumer	4,087	(6)	33
Consumer
Automobile	2,847	34	47
Home equity lines	1,804	42	30
Home equity loans	745	(15)	64
Other	1,380	5	36

Total consumer	6,776	21	42

Total	$25,507	4%	32%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 5

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2002

	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$5,146	$261,867	5.09%
Real estate — commercial	9,498	661,382	6.96
Real estate — consumer	4,087	285,055	6.98
Consumer	6,776	467,167	6.89

Total loans and leases, net	25,507	1,675,471	6.57

Money-market assets
Interest-bearing deposits at banks	6	76	1.32
Federal funds sold and agreements to resell securities	272	4,455	1.63
Trading account	13	247	1.86

Total money-market assets	291	4,778	1.64

Investment securities**
U.S. Treasury and federal agencies	1,292	81,412	6.30
Obligations of states and political subdivisions	279	17,828	6.40
Other	1,552	76,659	4.94

Total investment securities	3,123	175,899	5.63

Total earning assets	28,921	1,856,148	6.42

Allowance for credit losses	(438)
Cash and due from banks	732
Other assets	2,697

Total assets	$31,912

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$761	3,900	.51
Savings deposits	8,899	107,281	1.21
Time deposits	7,398	237,001	3.20
Deposits at foreign office	569	8,460	1.49

Total interest-bearing deposits	17,627	356,642	2.02

Short-term borrowings	3,125	52,723	1.69
Long-term borrowings	4,162	185,149	4.45

Total interest-bearing liabilities	24,914	594,514	2.39

Noninterest-bearing deposits	3,618
Other liabilities	377

Total liabilities	28,909

Stockholders’ equity	3,003

Total liabilities and stockholders’ equity	$31,912

Net interest spread			4.03
Contribution of interest-free funds			.33

Net interest income/margin on earning assets		$1,261,634	4.36%

[Additional columns below]

[Continued from above table, first column(s) repeated]

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2001

	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	5,271	372,234	7.06%
Real estate — commercial	9,224	732,162	7.94
Real estate — consumer	4,354	328,979	7.55
Consumer	5,581	464,151	8.32

Total loans and leases, net	24,430	1,897,526	7.77

Money-market assets
Interest-bearing deposits at banks	4	116	3.10
Federal funds sold and agreements to resell securities	63	2,027	3.22
Trading account	13	413	3.16

Total money-market assets	80	2,556	3.20

Investment securities**
U.S. Treasury and federal agencies	1,709	113,908	6.67
Obligations of states and political subdivisions	332	24,483	7.37
Other	1,267	80,925	6.39

Total investment securities	3,308	219,316	6.63

Total earning assets	27,818	2,119,398	7.62

Allowance for credit losses	(409)
Cash and due from banks	706
Other assets	2,711

Total assets	30,826

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	722	8,548	1.18
Savings deposits	7,378	134,454	1.82
Time deposits	8,906	453,940	5.10
Deposits at foreign office	327	11,264	3.44

Total interest-bearing deposits	17,333	608,206	3.51

Short-term borrowings	3,280	124,810	3.81
Long-term borrowings	3,538	210,581	5.95

Total interest-bearing liabilities	24,151	943,597	3.91

Noninterest-bearing deposits	3,327
Other liabilities	390

Total liabilities	27,868

Stockholders’ equity	2,958

Total liabilities and stockholders’ equity	30,826

Net interest spread			3.71
Contribution of interest-free funds			.52

Net interest income/margin on earning assets		1,175,801	4.23%

[Additional columns below]

[Continued from above table, first column(s) repeated]

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2000

	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	4,129	365,951	8.86%
Real estate — commercial	7,188	615,304	8.56
Real estate — consumer	3,266	249,224	7.63
Consumer	3,920	352,331	8.99

Total loans and leases, net	18,503	1,582,810	8.55

Money-market assets
Interest-bearing deposits at banks	6	308	5.41
Federal funds sold and agreements to resell securities	212	12,891	6.08
Trading account	21	1,069	5.08

Total money-market assets	239	14,268	5.97

Investment securities**
U.S. Treasury and federal agencies	1,603	105,104	6.56
Obligations of states and political subdivisions	122	8,890	7.27
Other	1,033	72,259	7.00

Total investment securities	2,758	186,253	6.75

Total earning assets	21,500	1,783,331	8.30

Allowance for credit losses	(333)
Cash and due from banks	536
Other assets	1,955

Total assets	23,658

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	486	7,487	1.54
Savings deposits	5,507	132,225	2.40
Time deposits	7,674	445,666	5.81
Deposits at foreign office	250	14,915	5.95

Total interest-bearing deposits	13,917	600,293	4.31

Short-term borrowings	2,715	172,466	6.35
Long-term borrowings	2,086	145,838	6.99

Total interest-bearing liabilities	18,718	918,597	4.91

Noninterest-bearing deposits	2,425
Other liabilities	482

Total liabilities	21,625

Stockholders’ equity	2,033

Total liabilities and stockholders’ equity	23,658

Net interest spread			3.39
Contribution of interest-free funds			.63

Net interest income/margin on earning assets		864,734	4.02%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 5 (continued)

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

		1999

	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$3,331	$268,279	8.05%
Real estate — commercial	5,908	497,247	8.42
Real estate — consumer	3,805	276,619	7.27
Consumer	3,371	283,565	8.41

Total loans and leases, net	16,415	1,325,710	8.08

Money-market assets
Interest-bearing deposits at banks	2	87	3.78
Federal funds sold and agreements to resell securities	467	24,491	5.24
Trading account	48	3,221	6.71

Total money-market assets	517	27,799	5.37

Investment securities**
U.S. Treasury and federal agencies	920	53,108	5.77
Obligations of states and political subdivisions	74	4,660	6.28
Other	1,150	75,064	6.53

Total investment securities	2,144	132,832	6.20

Total earning assets	19,076	1,486,341	7.79

Allowance for credit losses	(312)
Cash and due from banks	464
Other assets	1,829

Total assets	$21,057

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$389	4,683	1.21
Savings deposits	5,163	121,888	2.36
Time deposits	7,074	367,889	5.20
Deposits at foreign office	254	12,016	4.73

Total interest-bearing deposits	12,880	506,476	3.93

Short-term borrowings	2,056	104,911	5.10
Long-term borrowings	1,748	107,847	6.17

Total interest-bearing liabilities	16,684	719,234	4.31

Noninterest-bearing deposits	1,965
Other liabilities	672

Total liabilities	19,321

Stockholders’ equity	1,736

Total liabilities and stockholders’ equity	$21,057

Net interest spread			3.48
Contribution of interest-free funds			.54

Net interest income/margin on earning assets		$767,107	4.02%

[Additional columns below]

[Continued from above table, first column(s) repeated]

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

		1998

	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	2,831	235,628	8.32%
Real estate — commercial	4,999	434,906	8.70
Real estate — consumer	3,362	250,910	7.46
Consumer	3,094	279,417	9.03

Total loans and leases, net	14,286	1,200,861	8.41

Money-market assets
Interest-bearing deposits at banks	10	400	3.86
Federal funds sold and agreements to resell securities	153	8,293	5.43
Trading account	67	4,524	6.79

Total money-market assets	230	13,217	5.75

Investment securities**
U.S. Treasury and federal agencies	1,448	88,030	6.08
Obligations of states and political subdivisions	73	4,566	6.29
Other	887	59,962	6.76

Total investment securities	2,408	152,558	6.33

Total earning assets	16,924	1,366,636	8.08

Allowance for credit losses	(302)
Cash and due from banks	394
Other assets	1,293

Total assets	18,309

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	327	4,851	1.48
Savings deposits	4,430	115,345	2.60
Time deposits	7,022	388,185	5.53
Deposits at foreign office	288	14,973	5.20

Total interest-bearing deposits	12,067	523,354	4.34

Short-term borrowings	1,923	105,582	5.49
Long-term borrowings	835	58,567	7.02

Total interest-bearing liabilities	14,825	687,503	4.64

Noninterest-bearing deposits	1,666
Other liabilities	317

Total liabilities	16,808

Stockholders’ equity	1,501

Total liabilities and stockholders’ equity	18,309

Net interest spread			3.44
Contribution of interest-free funds			.57

Net interest income/margin on earning assets		679,133	4.01%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 6

COMMERCIAL REAL ESTATE LOANS
(net of unearned discount)
December 31, 2002

		Percent of dollars outstanding by loan size
	Out-
Dollars in millions	standings	$0-1	$1-5	$5-10	$10+

Metropolitan New York City
Apartments/Multifamily	$1,546.7	5%	17%	6%	9%
Office	581.3	1	3	2	8
Retail	948.2	2	10	3	7
Construction	78.8	—	1	1	—
Industrial	54.2	1	—	—	—
Other	993.6	1	6	5	12

Total Metropolitan New York City	4,202.8	10%	37%	17%	36%

Other New York State
Apartments/Multifamily	312.7	3%	6%	1%	—%
Office	981.8	9	14	6	3
Retail	321.8	4	5	1	1
Construction	196.7	1	2	2	1
Industrial	242.9	4	3	1	—
Other	999.7	13	12	5	3

Total other New York State	3,055.6	34%	42%	16%	8%

Pennsylvania
Apartments/Multifamily	189.3	8%	3%	2%	1%
Office	197.2	5	6	1	2
Retail	129.1	4	4	1	—
Construction	90.2	1	5	1	—
Industrial	80.0	3	2	—	1
Other	682.3	20	15	3	12

Total Pennsylvania	1,368.1	41%	35%	8%	16%

Other
Apartments/Multifamily	255.4	4%	9%	4%	6%
Office	85.0	1	2	2	3
Retail	243.4	1	4	6	11
Construction	103.7	—	2	3	4
Industrial	52.9	1	2	—	2
Other	360.8	5	13	8	7

Total other	1,101.2	12%	32%	23%	33%

Total commercial real estate loans	$9,727.7	22%	37%	16%	25%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 7

AVERAGE CORE DEPOSITS

		Percentage increase (decrease) from

Dollars in millions	2002	2001 to 2002	2000 to 2001

NOW accounts	$761	5%	49%
Savings deposits	8,840	20	34
Time deposits under $100,000	4,347	(29)	19
Noninterest-bearing deposits	3,618	9	37

Total	$17,566	—%	30%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 8

INTEREST RATE SWAPS

	Year ended December 31

	2002

Dollars in thousands	Amount	Rate*

Increase (decrease) in:
Interest income	$(673)	—%
Interest expense	(9,495)	(.04)

Net interest income/margin	$8,822	.03%

Average notional amount**	$693,910
Rate received***		3.48%
Rate paid***		2.21%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year ended December 31

	2001

Dollars in thousands	Amount	Rate*

Increase (decrease) in:
Interest income	$(360)	—%
Interest expense	(7,080)	(.03)

Net interest income/margin	$6,720	.03%

Average notional amount**	$522,730
Rate received***		5.75%
Rate paid***		4.47%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year ended December 31

	2000

Dollars in thousands	Amount	Rate*

Increase (decrease) in:
Interest income	$793	—%
Interest expense	780	—

Net interest income/margin	$13	—%

Average notional amount**	$875,933
Rate received***		6.43%
Rate paid***		6.43%

*	Computed as a percentage of average earning assets or interest-bearing liabilities.

**	Excludes forward-starting interest rate swaps.

***	Weighted-average rate paid or received on interest rate swaps in effect during year.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 9

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

Dollars in thousands	2002	2001	2000	1999	1998

Allowance for credit losses beginning balance	$425,008	374,703	316,165	306,347	274,656

Charge-offs during year
Commercial, financial, agricultural, etc.	57,401	35,555	6,943	19,246	5,457
Real estate — construction	88	—	—	—	950
Real estate — mortgage	13,969	13,849	7,133	5,159	7,182
Consumer	53,124	44,750	28,855	35,250	42,712

Total charge-offs	124,582	94,154	42,931	59,655	56,301

Recoveries during year
Commercial, financial, agricultural, etc.	3,129	3,949	1,199	2,244	2,783
Real estate — construction	—	—	—	406	—
Real estate — mortgage	2,333	4,027	3,551	3,180	2,893
Consumer	11,370	10,871	9,201	13,507	11,211

Total recoveries	16,832	18,847	13,951	19,337	16,887

Net charge-offs	107,750	75,307	28,980	40,318	39,414
Provision for credit losses	122,000	103,500	38,000	44,500	43,200
Allowance for credit losses acquired during the year	—	22,112	49,518	5,636	27,905
Allowance related to loans sold or securitized	(2,786)	—	—	—	—

Allowance for credit losses ending balance	$436,472	425,008	374,703	316,165	306,347

Net charge-offs as a percent of:
Provision for credit losses	88.32%	72.76%	76.26%	90.60%	91.24%
Average loans and leases, net of unearned discount	.42%	.31%	.16%	.25%	.28%

Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.70%	1.69%	1.65%	1.82%	1.94%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 10

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

	December 31

Dollars in thousands	2002	2001	2000	1999	1998

Commercial, financial, agricultural, etc.	$120,627	130,156	125,568	78,019	57,744
Real estate	152,758	139,848	122,218	91,967	90,778
Consumer	113,711	94,710	76,839	47,250	46,270
Unallocated	49,376	60,294	50,078	98,929	111,555

Total	$436,472	425,008	374,703	316,165	306,347

As a percentage of gross loans and leases outstanding

Commercial, financial, agricultural, etc.	2.23%	2.50%	2.43%	2.11%	1.76%
Real estate	1.17	1.00	.97	.90	.97
Consumer	1.51	1.52	1.49	1.30	1.35

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 11

NONPERFORMING ASSETS AND PAST DUE LOAN DATA
Dollars in thousands

	December 31

	2002	2001	2000	1999	1998

Nonaccrual loans	$207,038	180,344	100,951	61,816	70,999
Renegotiated loans	8,252	10,128	9,688	10,353	8,262

Total nonperforming loans	215,290	190,472	110,639	72,169	79,261
Real estate and other assets owned	17,380	16,387	13,619	10,000	11,129

Total nonperforming assets	$232,670	206,859	124,258	82,169	90,390

Accruing loans past due 90 days or more *	$153,803	146,899	141,843	31,017	37,784

Government guaranteed loans included in totals above:
Nonperforming loans	$11,885	10,196	8,625	5,239	4,033
Accruing loans past due 90 days or more	129,114	113,600	102,505	11,290	10,283

Nonperforming loans to total loans and leases, net of unearned discount	.84%	.76%	.49%	.41%	.50%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.90%	.82%	.55%	.47%	.57%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.60%	.58%	.62%	.18%	.24%

*	Predominately residential mortgage loans and consumer loans.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 12

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE

In thousands	December 31, 2002

Under 3 months	$938,753
3 to 6 months	948,511
6 to 12 months	391,897
Over 12 months	250,167

Total	$2,529,328

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 13

MATURITY DISTRIBUTION OF SELECTED LOANS*
In thousands

			2004 -	After
December 31, 2002	Demand	2003	2007	2007

Commercial, financial, agricultural, etc.	$2,658,520	736,779	1,328,941	399,176
Real estate — construction	209,679	574,194	199,661	13,069

Total	$2,868,199	1,310,973	1,528,602	412,245

Floating or adjustable interest rates			$945,466	274,647
Fixed or predetermined interest rates			583,136	137,598

Total			$1,528,602	412,245

*	The data do not include nonaccrual loans.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 14

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
	December 31

Changes in interest rates	2002	2001

+200 basis points	$12,223	(1,090)
+100 basis points	5,311	(3,960)
-100 basis points	12,507	298
-200 basis points	13,055	2,364

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 15

CONTRACTUAL REPRICING DATA

Dollars in thousands by repricing date

	Three	Four to	One to
	months	twelve	five	After five
December 31, 2002	or less	months	years	years	Total

Loans and leases, net	$10,918,116	2,432,960	7,520,955	4,855,753	25,727,784
Money-market assets	342,992	350	450	—	343,792
Investment securities	1,508,246	332,264	480,544	1,634,096	3,955,150

Total earning assets	12,769,354	2,765,574	8,001,949	6,489,849	30,026,726

NOW accounts	1,029,060	—	—	—	1,029,060
Savings deposits	9,156,678	—	—	—	9,156,678
Time deposits	2,596,119	1,925,294	1,620,432	104,539	6,246,384
Deposits at foreign office	1,160,400	316	—	—	1,160,716

Total interest-bearing deposits	13,942,257	1,925,610	1,620,432	104,539	17,592,838

Short-term borrowings	3,429,414	—	—	—	3,429,414
Long-term borrowings	2,448,090	81,618	387,419	1,580,247	4,497,374

Total interest-bearing liabilities	19,819,761	2,007,228	2,007,851	1,684,786	25,519,626

Interest rate swaps	(145,000)	(40,000)	105,000	80,000	—

Periodic gap	$(7,195,407)	718,346	6,099,098	4,885,063
Cumulative gap	(7,195,407)	(6,477,061)	(377,963)	4,507,100
Cumulative gap as a % of total earning assets	(24.0)%	(21.6)%	(1.3)%	15.0%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 16

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

Dollars in thousands

	One year	One to	Five to	Over
December 31, 2002	or less	five years	ten years	ten years	Total

Investment securities available for sale (a)
U.S. Treasury and federal agencies
Carrying value	$139,967	18,653	22,345	1,998	182,963
Yield	4.43%	4.46%	2.14%	4.95%	4.15%
Obligations of states and political subdivisions
Carrying value	17,868	60,614	37,348	56,969	172,799
Yield	6.81%	6.46%	6.72%	7.94%	7.02%
Mortgage-backed securities (b)
Government issued or guaranteed
Carrying value	50,142	218,318	253,035	504,722	1,026,217
Yield	6.10%	5.66%	6.04%	6.36%	6.12%
Privately issued
Carrying value	449,931	221,774	264,740	710,097	1,646,542
Yield	2.68%	6.05%	6.06%	6.07%	5.14%
Other debt securities
Carrying value	59,407	70,891	3,610	213,836	347,744
Yield	2.78%	6.57%	3.01%	3.79%	4.14%
Equity securities
Carrying value	—	—	—	—	222,870
Yield	—	—	—	—	4.87%

Total investment securities available for sale
Carrying value	717,315	590,250	581,078	1,487,622	3,599,135
Yield	3.37%	5.96%	5.92%	5.88%	5.33%

Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	63,414	8,395	7,901	3,514	83,224
Yield	2.95%	6.64%	7.54%	7.41%	3.95%
Other debt securities
Carrying value	—	—	—	3,173	3,173
Yield	—	—	—	6.60%	6.60%

Total investment securities held to maturity
Carrying value	63,414	8,395	7,901	6,687	86,397
Yield	2.95%	6.64%	7.54%	7.02%	4.04%

Other investment securities	—	—	—	—	269,618

Total investment securities
Carrying value	$780,729	598,645	588,979	1,494,309	3,955,150
Yield	3.33%	5.97%	5.94%	5.89%	4.93%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 17

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT
(EXCLUDING LOANS SECURED BY REAL ESTATE)
Dollars in millions

		Percent of dollars outstanding by loan size

December 31, 2002	Outstandings	$0-1	$1-5	$5-10	$10+

New York State
Secured	$2,869.6	30%	26%	12%	8%
Unsecured	802.1	6	8	3	4
Leases	104.0	2	1	—	—

Total New York State	3,775.7	38%	35%	15%	12%

Pennsylvania
Secured	899.6	30%	23%	12%	17%
Unsecured	191.3	7	4	3	3
Leases	10.3	1	—	—	—

Total Pennsylvania	1,101.2	38%	27%	15%	20%

Other
Secured	341.4	19%	24%	19%	15%
Unsecured	70.8	5	4	3	3
Leases	33.5	1	2	5	—

Total other	445.7	25%	30%	27%	18%

Total commercial loans and leases	$5,322.6	37%	33%	16%	14%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 18

LOANS AND LEASES, NET OF UNEARNED DISCOUNT
Dollars in millions

		Percent of dollars outstanding

December 31, 2002	Outstandings	New York State	Pennsylvania	Other

Real estate
Residential	$3,247.7	47%	17%	36%
Commercial	9,727.7	75 (a)	14	11

Total real estate	12,975.4	68%	15%	17%

Commercial, financial, etc.	5,174.8	71%	21%	8%
Consumer
Secured or guaranteed	6,507.0	54	28	18
Unsecured	395.9	52	36	12

Total consumer	6,902.9	54%	29%	17%

Total loans	25,053.1	65%	20%	15%

Leases
Commercial	147.8	70%	7%	23%
Consumer	526.9	23	52	25

Total leases	674.7	34%	42%	24%

Total loans and leases	$25,727.8	64%	21%	15%

(a)	Includes loans secured by properties located in neighboring states generally considered to be within commuting distance of New York City.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. Incorporated by reference to the discussion contained under the captions “Liquidity, Market Risk, and Interest Rate Sensitivity” and “Capital,” and Table 14.

Item 8.	Financial Statements and Supplementary Data. Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and table 2 “Quarterly Trends” presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Index to Financial Statements and Financial Statement Schedules

Report of Independent Accountants

Consolidated Balance Sheet - December 31, 2002 and 2001

Consolidated Statement of Income - Years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Cash Flows - Years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Changes in Stockholders’ Equity - Years ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
M&T Bank Corporation:

We have audited the accompanying consolidated balance sheet of M&T Bank Corporation and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M&T Bank Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002, which changed its method of accounting for goodwill and other intangible assets.

/s/ PricewaterhouseCoopers LLP

Buffalo, New York
January 10, 2003

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31

Dollars in thousands, except per share	2002	2001

Assets
Cash and due from banks	$963,772	965,664
Money-market assets
Interest-bearing deposits at banks	7,856	4,341
Federal funds sold and agreements to resell securities	320,359	41,086
Trading account	51,628	38,929

Total money-market assets	379,843	84,356

Investment securities
Available for sale (cost: $3,508,300 in 2002; $2,627,509 in 2001)	3,599,135	2,663,184
Held to maturity (market value: $87,893 in 2002; $122,107 in 2001)	86,397	121,508
Other (market value: $269,618 in 2002; $239,445 in 2001)	269,618	239,445

Total investment securities	3,955,150	3,024,137

Loans and leases	25,936,942	25,395,468
Unearned discount	(209,158)	(207,708)
Allowance for credit losses	(436,472)	(425,008)

Loans and leases, net	25,291,312	24,762,752

Premises and equipment	238,986	261,877
Goodwill	1,097,553	1,097,553
Core deposit and other intangible assets	118,790	170,273
Accrued interest and other assets	1,129,119	1,083,584

Total assets	$33,174,525	31,450,196

Liabilities
Noninterest-bearing deposits	$4,072,085	3,704,004
NOW accounts	1,029,060	930,400
Savings deposits	9,156,678	7,980,065
Time deposits	6,246,384	8,188,036
Deposits at foreign office	1,160,716	777,895

Total deposits	21,664,923	21,580,400

Federal funds purchased and agreements to repurchase securities	2,067,834	2,133,558
Other short-term borrowings	1,361,580	912,272
Accrued interest and other liabilities	400,991	422,746
Long-term borrowings	4,497,374	3,461,769

Total liabilities	29,992,702	28,510,745

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 150,000,000 shares authorized, 97,139,347 shares issued	48,570	48,570
Common stock issuable, 126,670 shares in 2002; 130,428 shares in 2001	6,190	6,162
Additional paid-in capital	1,058,389	1,096,340
Retained earnings	2,405,801	2,017,700
Accumulated other comprehensive income, net	54,772	22,819
Treasury stock — common, at cost — 5,110,736 shares in 2002; 3,455,373 shares in 2001	(391,899)	(252,140)

Total stockholders’ equity	3,181,823	2,939,451

Total liabilities and stockholders’ equity	$33,174,525	31,450,196

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year ended December 31

In thousands, except per share	2002	2001	2000

Interest income
Loans and leases, including fees	$1,670,412	1,892,507	1,579,701
Money-market assets
Deposits at banks	76	116	308
Federal funds sold and agreements to resell securities	4,455	2,027	12,891
Trading account	202	348	1,009
Investment securities
Fully taxable	148,221	182,767	165,811
Exempt from federal taxes	18,733	24,120	13,064

Total interest income	1,842,099	2,101,885	1,772,784

Interest expense
NOW accounts	3,900	8,548	7,487
Savings deposits	107,281	134,454	132,225
Time deposits	237,001	453,940	445,666
Deposits at foreign office	8,460	11,264	14,915
Short-term borrowings	52,723	124,810	172,466
Long-term borrowings	185,149	210,581	145,838

Total interest expense	594,514	943,597	918,597

Net interest income	1,247,585	1,158,288	854,187
Provision for credit losses	122,000	103,500	38,000

Net interest income after provision for credit losses	1,125,585	1,054,788	816,187

Other income
Mortgage banking revenues	116,408	102,699	63,168
Service charges on deposit accounts	167,531	144,302	92,544
Trust income	60,030	64,395	45,165
Brokerage services income	43,261	39,349	32,795
Trading account and foreign exchange gains	2,860	4,462	2,351
Gain (loss) on sales of bank investment securities	(608)	1,873	(3,078)
Other revenues from operations	122,449	120,346	91,727

Total other income	511,931	477,426	324,672

Other expense
Salaries and employee benefits	456,411	434,937	329,209
Equipment and net occupancy	107,822	111,403	80,960
Printing, postage and supplies	25,378	25,512	20,138
Amortization of goodwill	—	61,820	35,760
Amortization of core deposit and other intangible assets	51,484	59,816	33,816
Other costs of operations	279,937	254,830	194,570

Total other expense	921,032	948,318	694,453

Income before income taxes	716,484	583,896	446,406
Income taxes	231,392	205,821	160,250

Net income	$485,092	378,075	286,156

Net income per common share
Basic	$5.25	3.95	3.55
Diluted	5.07	3.82	3.44

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31

In thousands	2002	2001	2000

Cash flows from operating activities
Net income	$485,092	378,075	286,156
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	122,000	103,500	38,000
Depreciation and amortization of premises and equipment	38,497	40,604	30,164
Amortization of capitalized servicing rights	39,806	31,704	24,392
Amortization of goodwill	—	61,820	35,760
Amortization of core deposit and other intangible assets	51,484	59,816	33,816
Provision for deferred income taxes	(25,465)	(21,625)	(5,911)
Asset write-downs	1,235	1,224	1,674
Net gain on sales of assets	(7,514)	(2,669)	(6,631)
Net change in accrued interest receivable, payable	(33,470)	(18,535)	25,540
Net change in other accrued income and expense	(7,243)	(14,453)	(27,901)
Net change in loans held for sale	(22,279)	(468,237)	(81,549)
Net change in trading account assets and liabilities	(3,723)	3,078	(6,868)

Net cash provided by operating activities	638,420	154,302	346,642

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	47,525	380,507	706,262
Other	55,546	—	65,553
Proceeds from maturities of investment securities
Available for sale	2,117,278	889,858	429,304
Held to maturity	115,038	67,420	68,821
Purchases of investment securities
Available for sale	(2,073,617)	(440,932)	(313,760)
Held to maturity	(80,072)	(87,563)	(55,507)
Other	(85,719)	(36,190)	(89,154)
Additions to capitalized servicing rights	(68,187)	(37,969)	(33,694)
Net increase in loans and leases	(1,595,888)	(1,068,942)	(1,467,187)
Capital expenditures, net	(16,835)	(23,738)	(18,784)
Acquisitions, net of cash acquired:
Banks and bank holding companies	(2,650)	(61,741)	174,215
Other companies	—	—	(4,303)
Purchases of bank owned life insurance	—	—	(35,000)
Other, net	4,367	(25,799)	13,183

Net cash used by investing activities	(1,583,214)	(445,089)	(560,051)

Cash flows from financing activities
Net increase (decrease) in deposits	88,109	(36,862)	(321,735)
Net increase (decrease) in short-term borrowings	383,591	937,713	(830,214)
Proceeds from long-term borrowings	1,401,197	475,451	1,000,896
Payments on long-term borrowings	(370,682)	(458,614)	(32,224)
Purchases of treasury stock	(240,314)	(323,744)	(54,947)
Dividends paid — common	(96,858)	(95,872)	(51,987)
Other, net	57,132	31,945	34,830

Net cash provided (used) by financing activities	1,222,175	530,017	(255,381)

Net increase (decrease) in cash and cash equivalents	277,381	239,230	(468,790)
Cash and cash equivalents at beginning of year	1,006,750	767,520	1,236,310
Cash and cash equivalents at end of year	$1,284,131	1,006,750	767,520

Supplemental disclosure of cash flow information
Interest received during the year	$1,850,213	2,144,338	1,751,074
Interest paid during the year	635,898	1,008,146	870,482
Income taxes paid during the year	250,332	189,562	147,009

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$17,038	18,415	11,880
Acquisition of banks and bank holding companies
Common stock issued	—	169,270	659,862
Fair value of
Assets acquired (noncash)	—	1,674,360	6,904,954
Liabilities assumed	—	1,461,449	6,376,489
Stock options	—	6,646	8,586
Securitization of residential mortgage loans allocated to:
Available for sale investment securities	977,387	—	1,018,216
Capitalized servicing rights	7,212	—	14,282

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Common	Additional
	Preferred	Common	stock	paid-in
In thousands, except per share	stock	stock	issuable	capital

2000
Balance — January 1, 2000	$—	40,508	3,937	458,729
Comprehensive income:
Net income	—	—	—	—
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—

Purchases of treasury stock	—	—	—	—
Acquisition of Keystone Financial, Inc.:
Common stock issued	—	5,875	—	461,579
Fair value of stock options	—	—	—	8,586
Management stock ownership program receivable	—	—	—	(4,713)
Stock-based compensation plans:
Exercise of stock options	—	238	—	(9,679)
Directors’ stock plan	—	—	—	(9)
Deferred compensation plan, net, including dividend equivalents	—	1	140	82
Common stock cash dividends - $.625 per share	—	—	—	—

Balance — December 31, 2000	$—	46,622	4,077	914,575

2001
Comprehensive income:
Net income	—	—	—	—
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—
Unrealized losses on cash flow hedge, net of reclassification adjustment	—	—	—	—

Purchases of treasury stock	—	—	—	—
Acquisition of Premier National Bancorp, Inc.:
Common stock issued	—	1,220	—	168,050
Fair value of stock options	—	—	—	6,646
Repayment of management stock ownership program receivable	—	—	—	112
Stock-based compensation plans:
Exercise of stock options	—	722	—	6,568
Directors’ stock plan	—	2	—	225
Deferred compensation plans, net, including dividend equivalents	—	4	2,085	164
Common stock cash dividends - $1.00 per share	—	—	—	—

Balance — December 31, 2001	$—	48,570	6,162	1,096,340

2002
Comprehensive income:
Net income	—	—	—	—
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—
Unrealized losses on cash flow hedge, net of reclassification adjustment	—	—	—	—

Purchases of treasury stock	—	—	—	—
Stock-based compensation plans:
Exercise of stock options	—	—	—	(37,687)
Directors’ stock plan	—	—	—	35
Deferred compensation plans, net, including dividend equivalents	—	—	28	(299)
Common stock cash dividends - $1.05 per share	—	—	—	—

Balance — December 31, 2002	$—	48,570	6,190	1,058,389

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		other
	Retained	comprehensive	Treasury
In thousands, except per share	earnings	income, net	stock	Total

2000
Balance — January 1, 2000	1,501,530	(26,047)	(181,611)	1,797,046
Comprehensive income:
Net income	286,156	—	—	286,156
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	25,615	—	25,615

				311,771
Purchases of treasury stock	—	—	(54,947)	(54,947)
Acquisition of Keystone Financial, Inc.:
Common stock issued	—	—	192,408	659,862
Fair value of stock options	—	—	—	8,586
Management stock ownership program receivable	—	—	—	(4,713)
Stock-based compensation plans:
Exercise of stock options	—	—	43,431	33,990
Directors’ stock plan	—	—	342	333
Deferred compensation plan, net, including dividend equivalents	(56)	—	377	544
Common stock cash dividends - $.625 per share	(51,987)	—	—	(51,987)

Balance — December 31, 2000	1,735,643	(432)	—	2,700,485

2001
Comprehensive income:
Net income	378,075	—	—	378,075
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	23,549	—	23,549
Unrealized losses on cash flow hedge, net of reclassification adjustment	—	(298)	—	(298)

				401,326
Purchases of treasury stock	—	—	(323,744)	(323,744)
Acquisition of Premier National Bancorp, Inc.:
Common stock issued	—	—	—	169,270
Fair value of stock options	—	—	—	6,646
Repayment of management stock ownership program receivable	—	—	—	112
Stock-based compensation plans:
Exercise of stock options	—	—	70,794	78,084
Directors’ stock plan	—	—	415	642
Deferred compensation plans, net, including dividend equivalents	(146)	—	395	2,502
Common stock cash dividends - $1.00 per share	(95,872)	—	—	(95,872)

Balance — December 31, 2001	2,017,700	22,819	(252,140)	2,939,451

2002
Comprehensive income:
Net income	485,092	—	—	485,092
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	32,277	—	32,277
Unrealized losses on cash flow hedge, net of reclassification adjustment	—	(324)	—	(324)

				517,045
Purchases of treasury stock	—	—	(240,314)	(240,314)
Stock-based compensation plans:
Exercise of stock options	—	—	98,854	61,167
Directors’ stock plan	—	—	994	1,029
Deferred compensation plans, net, including dividend equivalents	(133)	—	707	303
Common stock cash dividends - $1.05 per share	(96,858)	—	—	(96,858)

Balance — December 31, 2002	2,405,801	54,772	(391,899)	3,181,823

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

Consolidation

The consolidated financial statements include M&T and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of M&T included in note 22 report investments in subsidiaries under the equity method.

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

Sales and securitizations of financial assets

Transfers of financial assets for which the Company has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained debt securities are generally determined through reference to independent pricing information. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets.

Capitalized servicing rights

Servicing assets purchased or servicing liabilities assumed that are not recognized in connection with the sale or securitization of financial assets are initially measured at fair value. Capitalized servicing assets are included in other assets and amortized in proportion to and over the period of estimated net servicing income.

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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

1. Significant accounting policies, continued

Goodwill and core deposit and other intangible assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revised the accounting for purchased intangible assets and, in general, requires that goodwill no longer be amortized, but rather that it be tested for impairment at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as core deposit intangibles, are required to be amortized over their estimated lives. Prior to January 1, 2002, substantially all of the Company’s goodwill was amortized using the straight line method over twenty years. Core deposit and other intangible assets are amortized using accelerated methods over estimated useful lives of five to ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and core deposit and other intangible assets may be impaired.

Derivative financial instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction. Pursuant to SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing risk.

     The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. For such agreements, amounts receivable or payable are recognized as accrued under the terms of the agreement and the net differential is recorded as an adjustment to interest income or expense of the related asset or liability. In accordance with SFAS No. 133, effective January 1, 2001 such agreements have been designated as either fair value hedges or cash flow hedges. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the unrealized gain or loss is reported in “other revenues from operations” immediately. Prior to January 1, 2001, interest rate

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

1. Significant accounting policies, continued

Derivative financial instruments, continued

swap agreements used to manage interest rate risk were not recorded at fair value in the consolidated balance sheet. Amounts receivable or payable under such agreements were recognized as accrued under the terms of the agreement and the net differential, including any amortization of premiums paid or accretion of discounts received, was recorded as an adjustment to interest income or expense of the related asset or liability. To qualify for such accounting treatment, an interest rate swap agreement must (i) have been designated as having been entered into for interest rate risk management purposes and linked to a specific financial instrument or pool of similar financial instruments in the Company’s consolidated balance sheet and (ii) have had interest rate and repricing characteristics that had a sufficient degree of correlation with the corresponding characteristics of the designated on-balance sheet financial instrument. Gains and losses resulting from early termination of interest rate swap agreements used to manage interest rate risk were amortized over the shorter of the remaining term or estimated life of the agreement or the on-balance sheet financial instrument to which the swap agreement had been linked.

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

     Derivative instruments, including financial futures commitments and interest rate swap agreements, that do not satisfy the hedge accounting requirements noted above are valued at fair value and are generally classified as trading account assets or liabilities with resultant changes in fair value being recognized in trading account and foreign exchange gains in the Company’s consolidated statement of income.

Stock-based compensation

Through December 31, 2002, the Company applied the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation awards to employees. Accordingly, no compensation expense was recognized for stock option awards to employees under the Company’s stock option plans since the exercise price of stock options granted was equal to the market price of the underlying stock at date of grant. Compensation expense for stock appreciation rights issued separately from stock options was recognized based upon changes in the quoted market value of M&T’s common stock. Compensation expense was not recognized for stock purchase plan rights as such rights were considered to be noncompensatory under APB No. 25.

     The pro forma effects of stock-based compensation plans are based on the estimated grant date fair value of stock options and stock purchase plan rights that are expected to vest calculated pursuant to the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Pro forma

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

1.	Significant accounting policies, continued

Stock-based compensation, continued

compensation expense, net of applicable income tax effect, is recognized over the vesting period. Information on the determination of the estimated value of stock options and stock purchase plan rights used to calculate pro forma compensation expense is included in note 10. Had compensation expense for stock option awards and stock purchase plan rights been determined consistent with SFAS No. 123, as amended, net income and earnings per share would be reduced to the pro forma amounts indicated as follows:

	Year ended December 31

	2002	2001	2000

	(in thousands, except per share)
Net income:
As reported	$485,092	378,075	286,156
Stock-based employee compensation expense determined under the fair value based method, net of applicable tax effects	(28,323)	(24,987)	(17,962)

Pro forma	$456,769	353,088	268,194

Basic earnings per share:
As reported	$5.25	3.95	3.55
Pro forma	4.94	3.69	3.33
Diluted earnings per share:
As reported	$5.07	3.82	3.44
Pro forma	4.78	3.58	3.24

     The pro forma effects are presented in accordance with the requirements of SFAS No. 123, as amended, however, such effects are not representative of the effects to be reported in future years due to the fact that options vest over several years and additional awards generally are made each year.

     Effective January 1, 2003, the Company adopted the recognition provisions of SFAS No. 123, as amended. The Company elected the retroactive restatement transition method. The Company expects that stock-based employee compensation determined under the fair value method, net of applicable tax effects, will be approximately $33 million in 2003.

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

2. Acquisitions

On September 26, 2002, M&T entered into a definitive agreement with Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland, to acquire Allfirst Financial Inc. (“Allfirst”), a wholly owned bank holding company subsidiary of AIB headquartered in Baltimore, Maryland, and to merge it into M&T. Upon completion of the merger, Allfirst Bank, Allfirst’s primary banking subsidiary, will be merged into Manufacturers and Traders Trust Company (“M&T Bank”), M&T’s principal banking subsidiary. Allfirst Bank operates 258 banking offices in Maryland, Pennsylvania, Washington D.C., Virginia and Delaware. At December 31, 2002, Allfirst had $17.0 billion of assets, including $10.4 billion of loans and leases and $2.6 billion of investment securities, and $15.3 billion of liabilities, including $11.3 billion of deposits. The merger was approved by the stockholders of both M&T and AIB in December 2002 and, assuming approval by various regulatory agencies, is expected to be completed shortly after the end of the first quarter of 2003. Under the terms of the agreement between AIB and M&T, AIB will receive 26.7 million shares of M&T common stock (representing approximately 22.5% of M&T’s post-merger outstanding common shares) and $886 million in cash in exchange for all outstanding Allfirst common shares. Merger-related expenses associated with the pending Allfirst acquisition incurred during the year ended December 31, 2002 were not significant.

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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

2. Acquisitions, continued

     The Company incurred merger expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of approximately $8 million ($5 million net of applicable income taxes) during 2001 and approximately $26 million ($16 million net of applicable income taxes) during 2000. There were no significant similar expenses in 2002. Merger-related expenses are included in the consolidated statement of income for the years ended December 31, 2001 and 2000 as follows:

	2001	2000

	(in thousands)
Salaries and employee benefits	$275	2,117
Equipment and net occupancy	309	820
Printing, postage and supplies	438	2,062
Other costs of operations	6,985	20,953

	$8,007	25,952

     The expenses noted above consisted largely of professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; recruiting and other incentive compensation; initial marketing and promotion expenses designed to introduce the Company to customers of the acquired operations; travel; and printing, supplies and other costs.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

	(in thousands)
December 31, 2002
Investment securities available for sale:
U.S. Treasury and federal agencies	$178,522	4,441	—	182,963
Obligations of states and political subdivisions	160,399	12,430	30	172,799
Mortgage-backed securities
Government issued or guaranteed	981,143	45,128	54	1,026,217
Privately issued	1,606,737	41,467	1,662	1,646,542
Other debt securities	350,217	13,418	15,891	347,744
Equity securities	231,282	2,119	10,531	222,870

	3,508,300	119,003	28,168	3,599,135

Investment securities held to maturity:
Obligations of states and political subdivisions	83,224	1,496	—	84,720
Other debt securities	3,173	—	—	3,173

	86,397	1,496	—	87,893

Other securities	269,618	—	—	269,618

Total	$3,864,315	120,499	28,168	3,956,646

December 31, 2001
Investment securities available for sale:
U.S. Treasury and federal agencies	$244,019	6,974	—	250,993
Obligations of states and political subdivisions	195,425	7,865	136	203,154
Mortgage-backed securities
Government issued or guaranteed	1,172,545	26,113	1,254	1,197,404
Privately issued	429,754	6,270	1,161	434,863
Other debt securities	336,118	8,049	12,469	331,698
Equity securities	249,648	2,570	7,146	245,072

	2,627,509	57,841	22,166	2,663,184

Investment securities held to maturity:
Obligations of states and political subdivisions	103,614	840	—	104,454
Other debt securities	17,894	—	241	17,653

	121,508	840	241	122,107

Other securities	239,445	—	—	239,445

Total	$2,988,462	58,681	22,407	3,024,736

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

3. Investment securities, continued

     No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of stockholders’ equity at December 31, 2002.

     As of December 31, 2002, the latest available investment ratings of all privately issued mortgage-backed securities were A or better, with the exception of four securities with an aggregate amortized cost and estimated fair value of $33,940,000 and $33,616,000, respectively.

     The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31

	2002	2001

	(in thousands)
Amortized cost	$1,830,371	525,664
Estimated fair value	1,873,079	533,731

     Gross realized gains on the sale of investment securities were $245,000 in 2002, $4,097,000 in 2001 and $6,281,000 in 2000. Gross realized losses on the sale of investment securities were $853,000 in 2002, $2,224,000 in 2001 and $9,359,000 in 2000.

     At December 31, 2002, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

		Estimated
	Amortized	fair
	cost	value

	(in thousands)
Debt securities available for sale:
Due in one year or less	$214,051	217,242
Due after one year through five years	142,006	150,158
Due after five years through ten years	60,358	63,303
Due after ten years	272,723	272,803

	689,138	703,506
Mortgage-backed securities available for sale	2,587,880	2,672,759

	$3,277,018	3,376,265

Debt securities held to maturity:
Due in one year or less	$63,414	63,543
Due after one year through five years	8,395	8,907
Due after five years through ten years	7,901	8,526
Due after ten years	6,687	6,917

	$86,397	87,893

     At December 31, 2002, investment securities with a carrying value of $2,913,156,000, including $2,647,280,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “Federal Home Loan Banks”), repurchase agreements, governmental deposits and interest rate swap agreements.

     Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

3. Investment securities, continued

repledge such collateral totaled $29,545,000 at December 31, 2002. The pledged securities are included in government issued or guaranteed mortgage-backed securities available for sale.

     At December 31, 2002, collateral accepted by the Company, which by contract or custom can be sold or repledged, consisted of investment securities with a fair value of $301,880,000 purchased under agreements to resell.

4. Loans and leases

Total gross loans and leases outstanding were comprised of the following:

	December 31

	2002	2001

	(in thousands)
Loans
Commercial, financial, agricultural, etc.	$5,222,184	5,014,868
Real estate:
Residential	2,711,133	4,063,924
Commercial	9,299,331	8,865,178
Construction	1,001,553	1,034,362
Consumer	6,922,530	5,552,846

Total loans	25,156,731	24,531,178

Leases
Commercial	177,554	190,966
Consumer	602,657	673,324

Total leases	780,211	864,290

Total loans and leases	$25,936,942	25,395,468

     One-to-four family residential mortgage loans held for sale were $1.1 billion at December 31, 2002 and $1.0 billion at December 31, 2001. One-to-four family residential mortgage loans serviced for others totaled approximately $12.6 billion and $11.0 billion at December 31, 2002 and 2001, respectively. As of December 31, 2002, approximately $10 million of one-to-four family residential mortgage loans serviced for others have been sold with recourse. The total credit loss exposure resulting from residential mortgage loans sold with recourse was considered negligible. Commercial mortgage loans serviced for others totaled approximately $644 million and $472 million at December 31, 2002 and 2001, respectively.

     In November 2002, the Company transferred approximately $1.1 billion of one-to-four family residential mortgage loans to Manufacturers and Traders Trust Company Mortgage Trust 2002-1 (“M&T Trust”), a qualified special purpose trust, in a non-recourse securitization transaction. The Company received $140 million in cash and retained approximately 88% of the resulting securities in exchange for the loans. The Company realized a $5 million gain on the transaction and allocated $977 million and $7 million of the carrying value of the loans to the retained securities and to capitalized servicing assets, respectively. All of the retained securities were classified as investment securities available for sale. The Company received $47 million in principal and interest payments on the retained securities and $355,000 in servicing fees from M&T Trust in 2002. At December 31, 2002, retained securities had an aggregate amortized cost of $936 million and an aggregate estimated fair value of $972 million. Securities included therein rated A or higher had an amortized cost and an estimated fair value of $920 million and

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

4. Loans and leases, continued

$955 million, respectively, and securities rated BBB or lower had an amortized cost and an estimated fair value of $16 million and $17 million, respectively. The estimated fair values were obtained from independent pricing sources and management does not anticipate that a hypothetical adverse change from expected pricing assumptions would have a significant impact on the fair value of the subordinated retained securities. The hypothetical effect of adverse changes on the retained capitalized servicing assets at December 31, 2002 is included in note 7. As a qualified special purpose trust, M&T Trust is not included in the Company’s consolidated financial statements. At December 31, 2002, M&T Trust held $1.0 billion of residential mortgage loans, $70,000 of which were past due 30 days or more. M&T Trust had no credit losses in 2002. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with M&T Trust is limited to realizing the carrying value of the retained securities and servicing rights.

     In 2000, the Company securitized approximately $1.0 billion of one-to-four family residential mortgage loans in a guaranteed mortgage securitization with the Federal National Mortgage Association. The Company recognized no gain or loss on the transaction as it retained all of the resulting securities and allocated $14 million of the carrying value of the loans to capitalized servicing assets. All of the resulting securities were classified as investment securities available for sale.

     Nonperforming loans (loans on which interest was not being accrued or had been renegotiated at below-market interest rates) totaled $215,290,000 at December 31, 2002 and $190,472,000 at December 31, 2001. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on these loans would have amounted to $17,555,000 in 2002 and $18,054,000 in 2001. The actual amount included in interest income during 2002 and 2001 on these loans was $6,483,000 and $5,741,000, respectively.

     The recorded investment in loans considered impaired was $164,497,000 and $139,750,000 at December 31, 2002 and 2001, respectively. The recorded investment in loans considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $110,064,000 and $17,626,000, respectively, at December 31, 2002 and $84,818,000 and $20,956,000, respectively, at December 31, 2001. The recorded investment in loans considered impaired for which there was no related valuation allowance for impairment was $54,433,000 and $54,932,000 at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans during 2002, 2001 and 2000 was $143,118,000, $116,841,000 and $47,475,000, respectively. Interest income recognized on impaired loans totaled $4,180,000, $3,310,000 and $2,947,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $153,054,000 and $198,114,000 at December 31, 2002 and 2001, respectively. During 2002, new borrowings by such persons amounted to $22,180,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions were $67,240,000.

     At December 31, 2002, approximately $1.9 billion of commercial mortgage loans, $1.1 billion of one-to-four family residential mortgage loans and $525 million of consumer loans were pledged to secure outstanding borrowings.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

5. Allowance for credit losses

Changes in the allowance for credit losses were as follows:

	Year ended December 31

	2002	2001	2000

	(in thousands)
Beginning balance	$425,008	374,703	316,165
Provision for credit losses	122,000	103,500	38,000
Allowance obtained through acquisitions	—	22,112	49,518
Allowance related to loans sold or securitized	(2,786)	—	—
Net charge-offs
Charge-offs	(124,582)	(94,154)	(42,931)
Recoveries	16,832	18,847	13,951

Net charge-offs	(107,750)	(75,307)	(28,980)

Ending balance	$436,472	425,008	374,703

6. Premises and equipment

The detail of premises and equipment was as follows:

	December 31

	2002	2001

	(in thousands)
Land	$30,961	34,537
Buildings-owned	170,301	175,882
Buildings-capital leases	2,904	2,904
Leasehold improvements	67,161	65,351
Furniture and equipment-owned	195,335	198,444
Furniture and equipment-capital leases	2,035	978

	468,697	478,096
Less: accumulated depreciation and amortization
Owned assets	226,867	213,666
Capital leases	2,844	2,553

	229,711	216,219

Premises and equipment, net	$238,986	261,877

     Net lease expense for all operating leases totaled $31,202,000 in 2002, $31,659,000 in 2001 and $27,849,000 in 2000. The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 18 years. Minimum lease payments under noncancellable operating leases are summarized as follows:

Year ending December 31:	(in thousands)
2003	$26,615
2004	24,126
2005	21,152
2006	17,996
2007	13,805
Later years	59,133

Total minimum lease payments	$162,827

     Payments required under capital leases are not material.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

7. Capitalized servicing assets

Changes in capitalized servicing assets were as follows:

	Year ended December 31

	2002	2001	2000

	(in thousands)
Beginning balance	$107,173	100,927	60,902
Originations	39,460	23,288	13,962
Purchases	21,037	14,720	36,235
Assumed in loan securitizations (note 4)	7,212	—	14,282
Amortization	(39,806)	(31,704)	(24,392)
Sales	—	(58)	(62)

	135,076	107,173	100,927
Valuation allowance	(32,500)	(50)	(50)

Ending balance, net	$102,576	107,123	100,877

     During 2002 a provision for impairment of $32,450,000 was added to the valuation allowance since the carrying value of certain strata of capitalized servicing assets exceeded estimated fair value. There was no provision for impairment added to the allowance for the years ended December 31, 2001 and 2000. The estimated fair value of capitalized servicing assets was approximately $115 million at December 31, 2002 and $163 million at December 31, 2001. Such amounts were estimated using discount rates ranging from 9.5% to 10.1% at December 31, 2002 and 10.8% to 11.9% at December 31, 2001, and contemporaneous prepayment assumptions. The estimated market value of capitalized servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds.

     The key economic assumptions used to determine the fair value of capitalized servicing rights at December 31, 2002 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. These calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

Weighted-average prepayment speeds (constant prepayment rate)	26.28%
Impact on fair value of 10% adverse change	$(7,574,000)
Impact on fair value of 20% adverse change	(14,385,000)

Weighted-average discount rate	9.60%
Impact on fair value of 10% adverse change	$(2,557,000)
Impact on fair value of 20% adverse change	(4,961,000)

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

8. Goodwill and other intangible assets

As a result of the adoption of SFAS No. 142, the Company ceased amortization of goodwill associated with corporate acquisitions effective January 1, 2002. As prescribed by SFAS No. 142, the following is a reconciliation of reported net income and earnings per share and net income and earnings per share adjusted to exclude the impact of amortization of goodwill for the years ended December 31, 2001 and 2000:

	Year ended December 31

	2001	2000

	(in thousands, except per share)
Net income:
As reported	$378,075	286,156
Amortization of goodwill	61,820	35,760

Adjusted net income	$439,895	321,916

Basic earnings per share:
As reported	$3.95	3.55
Amortization of goodwill	.65	.44

Adjusted basic earnings per share	$4.60	3.99

Diluted earnings per share:
As reported	$3.82	3.44
Amortization of goodwill	.62	.43

Adjusted diluted earnings per share	$4.44	3.87

     In accordance with the provisions of SFAS No. 142, the Company continues to amortize core deposit and other intangible assets over the estimated remaining life of each respective asset. Amortizing intangible assets were comprised of the following:

	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount

	(in thousands)
December 31, 2002
Core deposit	$249,960	143,272	106,688
Other	35,016	22,914	12,102

Total	$284,976	166,186	118,790

December 31, 2001
Core deposit	$249,960	98,800	151,160
Other	35,016	15,903	19,113

Total	$284,976	114,703	170,273

     Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted average original amortization period was approximately seven years. The remaining weighted average amortization period as of December 31, 2002 was approximately four years. Amortization expense for core deposit and other intangible assets was $51,484,000, $59,816,000 and $33,816,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

Year ending December 31:	(in thousands)
2003	$43,705
2004	33,919
2005	21,361
2006	13,449
2007	5,984
Later years	372

$118,790

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

8. Goodwill and other intangible assets, continued

     Also in accordance with the provisions of SFAS No. 142, the Company completed a transitional goodwill impairment test and an annual goodwill impairment test as of January 1 and October 1, 2002, respectively. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. The Company’s non-relationship business reporting units were individually analyzed and fair value was largely determined by comparisons to market transactions for similar businesses. Based on the results of the transitional and annual goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired.

     A summary of goodwill assigned to each of the Company’s reportable segments for purposes of testing for impairment was as follows:

(in thousands)
Commercial Banking	$236,012
Commercial Real Estate	114,883
Discretionary Portfolio	—
Residential Mortgage Banking	—
Retail Banking	627,564
All Other	119,094

Total	$1,097,553

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Borrowings

The amounts and interest rates of short-term borrowings were as follows:

	Federal funds
	purchased and	Other
	repurchase	short-term
	agreements	borrowings	Total

	(dollars in thousands)
At December 31, 2002
Amount outstanding	$2,067,834	1,361,580	3,429,414
Weighted-average interest rate	1.24%	1.26%	1.24%

For the year ended December 31, 2002
Highest amount at a month-end	$2,598,647	1,361,580
Daily-average amount outstanding	2,101,700	1,022,976	3,124,676
Weighted-average interest rate	1.69%	1.69%	1.69%

At December 31, 2001
Amount outstanding	$2,133,558	912,272	3,045,830
Weighted-average interest rate	1.56%	1.64%	1.58%

For the year ended December 31, 2001
Highest amount at a month-end	$3,191,427	1,144,408
Daily-average amount outstanding	2,389,004	890,778	3,279,782
Weighted-average interest rate	3.78%	3.88%	3.81%

At December 31, 2000
Amount outstanding	$1,440,887	631,937	2,072,824
Weighted-average interest rate	6.35%	6.31%	6.34%

For the year ended December 31, 2000
Highest amount at a month-end	$2,659,812	993,764
Daily-average amount outstanding	2,047,381	667,347	2,714,728
Weighted-average interest rate	6.38%	6.28%	6.35%

     In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2002 matured within two days following year-end. Other short-term borrowings included borrowings from the Federal Home Loan Banks and others having original maturities of one year or less. Other short-term borrowings at December 31, 2002 included $750 million of borrowings from the Federal Home Loan Banks that matured in two days and a $500 million revolving asset-backed structured borrowing with an unaffiliated conduit lender, which was entered into in November 2002. At December 31, 2002, the revolving asset-backed structured borrowing was secured by $560 million of automobile loans and related assets that had been transferred to M&T Auto Receivables I, LLC, a special purpose consolidated subsidiary of M&T Bank. The special purpose subsidiary’s

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Borrowings, continued

activities are generally restricted to purchasing and owning automobile loans for the purpose of securing this revolving borrowing arrangement. Proceeds from payments on the automobile loans are required to be applied in priority order for fees, principal and interest on the borrowing, and funding the monthly replenishment of automobile loans. Any remaining proceeds are available for distribution to M&T Bank. The secured borrowing is non-recourse to M&T Bank and the Company, therefore, the Company’s exposure to loss is generally restricted to the amount that such borrowing is overcollateralized. The borrowing is prepayable, in whole or in part, at any time and 80% of the borrowing can be put back to M&T Bank upon demand.

     At December 31, 2002, the Company had lines of credit under formal agreements as follows:

		M&T	M&T
	M&T	Bank	Bank, N.A.

		(in thousands)
Outstanding borrowings	$—	4,183,305	—
Unused	30,000	2,032,689	240,370

     M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $30 million at its discretion through December 12, 2003. At December 31, 2002, M&T Bank had borrowing facilities available with the Federal Home Loan Banks whereby M&T Bank could borrow up to approximately $5.1 billion. Additionally, M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York totaling approximately $1.3 billion, under which there were no borrowings outstanding at December 31, 2002 or 2001. M&T Bank and M&T Bank, N.A. are required to pledge loans or investment securities as collateral for these borrowing facilities.

     Long-term borrowings were as follows:

	December 31

	2002	2001

	(in thousands)
Subordinated notes of M&T Bank:
8.125% due 2002	$—	75,000
7% due 2005	100,000	100,000
8% due 2010	504,811	500,594
Senior medium term notes:
7.3% due 2004	74,253	74,091
6.5% due 2008	27,582	27,136
Advances from Federal Home Loan Banks:
Variable rates	2,415,000	1,240,000
Fixed rates	1,020,385	1,063,423
Preferred capital securities:
M&T Capital Trust I - 8.234%	150,000	150,000
M&T Capital Trust II - 8.277%	100,000	100,000
M&T Capital Trust III - 9.25%	67,828	68,153
Other	37,515	63,372

	$4,497,374	3,461,769

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Borrowings, continued

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

     Long-term variable rate advances from the Federal Home Loan Banks had contractual interest rates that ranged from 1.38% to 1.80% at December 31, 2002 and from 1.89% to 2.42% at December 31, 2001. The weighted-average contractual interest rates were 1.49% and 2.08% at December 31, 2002 and 2001, respectively. Long-term fixed-rate advances from the Federal Home Loan Banks had contractual interest rates ranging from 4.05% to 8.29%. The weighted-average contractual interest rates payable were 5.52% and 5.53% at December 31, 2002 and 2001, respectively. Advances from the Federal Home Loan Banks mature at various dates through 2029 and are secured by residential real estate loans, commercial real estate loans and investment securities.

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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Borrowings, continued

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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Borrowings, continued

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

     Long-term borrowings at December 31, 2002 mature as follows:

Year ending December 31:	(in thousands)
2003	$1,204,708
2004	475,721
2005	1,027,010
2006	156,489
2007	28,198
Later years	1,605,248

$4,497,374

10. Stock-based compensation plans

Stock option plans

M&T had two stock option plans at December 31, 2002. The 1983 Stock Option Plan (“1983 Plan”) allowed the grant of stock options and stock appreciation rights (either in tandem with options or independently) at prices which could not be less than the fair market value of the common stock on the date of grant. Except as described below, awards granted under the 1983 Plan generally vest over four years and are exercisable over terms not exceeding ten years and one day from the date of grant. When exercisable, the stock appreciation rights issued in tandem with stock options entitle grantees to receive cash, stock or a combination equal to the amount of stock appreciation between the dates of grant and exercise. During 2001, the remaining shares available for grant under the 1983 Plan were awarded. Stock appreciation rights that had been issued independently of stock options pursuant to the 1983 Plan contained similar terms as the stock options, although upon exercise the holder was only entitled to receive cash instead of purchasing shares of M&T’s common stock. In 1999, the Company granted options to substantially all employees who had not previously received awards under the 1983 Plan. The options granted under this award vested three years after the grant date and are exercisable for a period of seven years thereafter.

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

Stock option plans, continued

     A summary of stock option and stock appreciation rights activity follows:

			Weighted-average
			exercise price
		Cash-only
	Stock	appreciation		Cash-only
	options	rights	Stock	appreciation
	outstanding	outstanding	options	rights

2000
Beginning balance	9,140,760	189,000	$29.33	$5.91
Granted	2,108,840	—	42.72	—
Acquired (note 2)	1,259,493	—	53.90	—
Exercised	(1,562,135)	(189,000)	22.99	5.91
Cancelled	(337,850)	—	45.33	—

At year-end	10,609,108	—	35.34	—
2001
Granted	2,047,904	—	65.95	—
Acquired (note 2)	224,734	—	45.47	—
Exercised	(2,706,931)	—	26.63	—
Cancelled	(269,545)	—	71.09	—

At year-end	9,905,270	—	43.30	—
2002
Granted	1,898,918	—	75.81	—
Exercised	(1,431,190)	—	38.10	—
Cancelled	(167,183)	—	60.64	—

At year-end	10,205,815	—	$49.80	—

Exercisable at:
December 31, 2002	4,976,171	—	$36.57	—

December 31, 2001	4,368,555	—	30.98	—

December 31, 2000	5,648,499	—	27.72	—

     At December 31, 2002 and 2001, respectively, there were 7,978,829 and 9,877,747 shares available for future grant. Compensation expense recognized for cash-only stock appreciation rights was $976,000 in 2000.

     A summary of stock options at December 31, 2002 follows:

	Outstanding			Exercisable

		Weighted-average			Weighted-
	Number of			Number of	average
Range of	stock	Exercise	Life	stock	exercise
exercise price	options	price	(in years)	options	price

$13.39 to $19.89	1,006,084	$13.88	1.2	1,006,084	$13.88
21.10 to 39.83	1,228,146	25.96	3.6	1,221,706	25.90
40.19 to 55.41	4,073,642	45.60	6.3	2,383,750	46.43
55.77 to 82.58	3,897,943	70.96	8.4	364,631	70.39

	10,205,815	$49.80	6.3	4,976,171	$36.57

     The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated value per option was $22.97 in 2002, $20.62 in 2001 and $13.37 in 2000. The values were calculated using the following weighted-average assumptions: an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data); a risk-free interest rate of 4.74%

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

10. Stock-based compensation plans, continued

Stock option plans, continued

in 2002, 5.17% in 2001 and 6.80% in 2000 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term); expected volatility of 29% in 2002 and 2001 and 22% in 2000; and estimated dividend yields of 1.32% in 2002, 1.52% in 2001 and 1.19% in 2000 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). Based on historical data and projected employee turnover rates, the Company reduced the estimated value per option by 10% to reflect an estimate of the probability of forfeiture prior to vesting.

Stock purchase plan

The Company began offering a stock purchase plan to employees in 2002, pending stockholder approval at the Company’s 2003 Annual Meeting of Stockholders. The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock through accumulated payroll deductions. Shares of M&T common stock will be issued at the end of an option period, the first of which is one year long and ends on September 2, 2003. In connection with the employee stock purchase plan, 1,000,000 shares of M&T common stock were authorized for issuance.

     Similar to the stock option plans, the Company used an option pricing model to estimate the grant date present value of purchase rights under the stock purchase plan. The estimated value per right was $12.47, which was calculated using the following assumptions: a term of 1 year (representing the period between grant date and exercise date); a risk-free interest rate of 1.62% (representing the yield on a U.S. Treasury security with a one year term); expected volatility of 24%; and an estimated dividend yield of 1.21% (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date).

Deferred bonus plan

The Company provides a deferred bonus plan pursuant to which eligible employees may elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants may elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 83,072 and 84,743 at December 31, 2002 and 2001, respectively. The obligation to issue such shares is included in common stock issuable in the consolidated balance sheet. In connection with the deferred bonus plan, 150,000 shares of M&T common stock were authorized for issuance, of which 44,597 shares have been issued.

Directors’ stock plan

The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. In connection with the directors’ stock plan, 100,000 shares of M&T common stock were authorized for issuance, of which 39,816 shares have been issued.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

10. Stock-based compensation plans, continued

Directors’ stock plan, continued

     In connection with the Keystone acquisition, the Company assumed an obligation to issue shares of M&T common stock related to a deferred directors compensation plan. Shares of common stock issuable under such plan were 43,598 and 45,685 at December 31, 2002 and 2001, respectively. The obligation to issue such shares is included in common stock issuable in the consolidated balance sheet.

Management stock ownership program

Keystone had a management stock ownership program which established stock ownership goals for senior management of Keystone. In order to assist senior management in attaining their goals, a related plan provided for nonrecourse, noninterest-bearing loans to be used to purchase Keystone common stock at fair market value. The Company acquired these loans as a result of the Keystone transaction. The loans are secured by collateral having an initial value of 120% of the loan amount and consisting of M&T common stock (Keystone stock purchased with the loan)plus additional shares of stock or other acceptable collateral owned by the executive. At December 31, 2002 and 2001, the amount owed M&T for the financed stock purchased totaled $4,601,000 and is classified as a reduction of additional paid-in capital in the consolidated balance sheet. The amounts are due to M&T no later than October 5, 2010.

11. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.

     Net periodic pension expense consisted of the following:

	Year ended December 31

	2002	2001	2000

	(in thousands)
Service cost	$12,776	11,371	8,213
Interest cost on projected benefit obligation	19,268	17,847	11,801
Expected return on plan assets	(26,371)	(27,215)	(17,712)
Amortization of prior service cost	27	11	1,615
Recognized net actuarial (gain) loss	58	45	(1,431)

Net periodic pension expense	$5,758	2,059	2,486

     Net postretirement benefits expense consisted of the following:

	Year ended December 31

	2002	2001	2000

	(in thousands)
Service cost	$426	398	307
Interest cost on projected benefit obligation	1,958	1,832	1,379
Expected return on plan assets	(38)	(52)	(111)
Amortization of prior service cost	170	170	83
Recognized net actuarial loss	200	83	28

Net postretirement benefits expense	$2,716	2,431	1,686

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

11. Pension plans and other postretirement benefits, continued

     Data relating to the funding position of the plans were as follows:

	Pension		Postretirement
	benefits		benefits

	2002	2001	2002	2001

		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$269,889	249,137	27,518	21,437
Service cost	12,776	11,371	426	398
Interest cost	19,268	17,847	1,958	1,832
Plan participants’ contributions	—	—	841	228
Amendments	190	656	—	(1,267)
Actuarial (gain) loss	23,677	18,729	2,410	2,749
Business combinations	—	(14,949)	—	4,193
Benefits paid	(13,024)	(12,902)	(3,610)	(2,052)

Benefit obligation at end of year	$312,776	269,889	29,543	27,518

Change in plan assets:
Fair value of plan assets at beginning of year	$273,080	280,218	1,006	2,122
Actual return on plan assets	(25,527)	(4,601)	9	96
Employer contributions	19,050	—	—	—
Plan participants’ contributions	—	—	841	725
Business combinations	—	9,665	—	90
Benefits and other payments	(12,184)	(12,202)	(1,856)	(2,027)

Fair value of plan assets at end of year	$254,419	273,080	—	1,006

Funded status	$(58,357)	3,191	(29,543)	(26,512)
Unrecognized net actuarial (gain) loss	112,945	37,427	7,232	4,993
Unrecognized prior service cost	595	432	1,610	1,780

Prepaid (accrued) benefit cost	$55,183	41,050	(20,701)	(19,739)

Amounts recognized in the consolidated balance sheet were:
Prepaid benefit cost(asset)	$75,552	60,570	—	—
Accrued benefit cost(liability)	(20,369)	(19,520)	(20,701)	(19,739)

	$55,183	41,050	(20,701)	(19,739)

     The Company has an unfunded supplemental pension plan for certain key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plans were $21,981,000 and $21,840,000, respectively, as of December 31, 2002 and $19,905,000 and $19,896,000, respectively, as of December 31, 2001.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

11. Pension plans and other postretirement benefits, continued

     The assumed rates used in the actuarial computations were:

	Pension		Postretirement
	benefits		benefits

	2002	2001	2002	2001

Discount rate	6.75%	7.25%	6.75%	7.25%
Long-term rate of return on plan assets	8.50%	8.75%	—	4.25%
Rate of increase in future compensation levels	4.96%	4.94%	—	—

     For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.5% over 4 years and remain constant thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	+1%	-1%

	(in thousands)
Increase (decrease) in:
Service and interest cost	$83	(74)
Accumulated postretirement benefit obligation	1,297	(1,161)

     Pension plan assets included common stock of M&T with a fair value of $26,021,000 and $23,889,000 at December 31, 2002 and 2001, respectively.

     The Company has a retirement savings plan (“Savings Plan”) that is a defined contribution plan in which eligible employees of the Company may defer up to 15% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. The Company’s contributions to the Savings Plan totaled $10,724,000, $10,103,000 and $7,699,000 in 2002, 2001 and 2000, respectively.

12. Income taxes

     The components of income tax expense (benefit) were as follows:

	Year ended December 31

	2002	2001	2000

		(in thousands)
Current
Federal	$249,459	218,021	156,941
State and city	7,398	9,425	9,220

Total current	256,857	227,446	166,161

Deferred
Federal	(21,221)	(17,140)	(4,947)
State and city	(4,244)	(4,485)	(964)

Total deferred	(25,465)	(21,625)	(5,911)

Total income taxes applicable to pre-tax income	$231,392	205,821	160,250

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

12. Income taxes, continued

     The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with generally accepted accounting principles, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2002 M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $74,021,000. No actions are planned that would cause this reserve to become wholly or partially taxable.

     The portion of income taxes attributable to gains or losses on sales of bank investment securities was a benefit of $221,000 and $1,216,000 in 2002 and 2000, respectively, and an expense of $724,000 in 2001. No alternative minimum tax expense was recognized in 2002, 2001 or 2000.

     Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year ended December 31

	2002	2001	2000

	(in thousands)
Income taxes at statutory rate	$250,769	204,364	156,242
Increase (decrease) in taxes:
Tax-exempt income	(19,972)	(22,566)	(14,792)
State and city income taxes, net of federal income tax effect	2,050	3,211	5,366
Amortization of goodwill	—	21,637	12,516
Other	(1,455)	(825)	918

	$231,392	205,821	160,250

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

12. Income taxes, continued

     Deferred tax assets (liabilities) were comprised of the following at December 31:

	2002	2001	2000

		(in thousands)
Losses on loans and other assets	$191,005	172,392	146,309
Postretirement and other supplemental employee benefits	19,105	13,000	14,416
Incentive compensation plans	14,650	14,873	14,168
Depreciation and amortization	11,286	—	—
Interest on loans	14,163	6,443	10,897
Unrealized investment losses	—	—	295
Other	18,104	19,041	22,466

Gross deferred tax assets	268,313	225,749	208,551

Leasing transactions	(181,476)	(166,126)	(163,581)
Capitalized servicing rights	(8,834)	(21,657)	(18,185)
Retirement benefits	(28,798)	(13,701)	(9,776)
Depreciation and amortization	—	(652)	(7,454)
Unrealized investment gains	(35,441)	(12,558)	—
Other	(12,911)	(12,399)	(9,782)

Gross deferred tax liabilities	(267,460)	(227,093)	(208,778)

Net deferred tax asset(liability)	$853	(1,344)	(227)

     The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

     The income tax credits shown in the statement of income of M&T in note 22 arise principally from operating losses before dividends from subsidiaries.

13. Earnings per share

The computations of basic earnings per share follow:

	Year ended December 31

	2002	2001	2000

	(in thousands, except per share)
Income available to common stockholders:
Net income	$485,092	378,075	286,156
Weighted-average shares outstanding (including common stock issuable)	92,483	95,732	80,640
Basic earnings per share	$5.25	3.95	3.55

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

13. Earnings per share, continued

     The computations of diluted earnings per share follow:

	Year ended December 31

	2002	2001	2000

	(in thousands, except per share)
Income available to common stockholders	$485,092	378,075	286,156
Weighted-average shares outstanding	92,483	95,732	80,640
Plus: incremental shares from assumed conversion of stock options	3,180	3,292	2,531

Adjusted weighted-average shares outstanding	95,663	99,024	83,171
Diluted earnings per share	$5.07	3.82	3.44

14. Comprehensive income

The following table displays the components of other comprehensive income:

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
For the year ended December 31, 2002
Unrealized gains on investment securities:
Unrealized holding gains	$54,552	(22,662)	31,890
Less: reclassification adjustment for losses realized in net income	(608)	221	(387)

	55,160	(22,883)	32,277
Unrealized losses on cash flow hedge	(558)	234	(324)

Net unrealized gains	$54,602	(22,649)	31,953

For the year ended December 31, 2001
Unrealized gains on investment securities:
Unrealized holding gains	$38,275	(13,577)	24,698
Less: reclassification adjustment for gains realized in net income	1,873	(724)	1,149

	36,402	(12,853)	23,549
Unrealized losses on cash flow hedge	(461)	163	(298)

Net unrealized gains	$35,941	(12,690)	23,251

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

14. Comprehensive income, continued

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
For the year ended December 31, 2000
Unrealized gains on investment securities:
Unrealized holding gains	$40,148	(16,395)	23,753
Less: reclassification adjustment for losses realized in net income	(3,078)	1,216	(1,862)

Net unrealized gains	$43,226	(17,611)	25,615

15. Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either other revenues from operations or other costs of operations in the consolidated statement of income:

	Year ended December 31

	2002	2001	2000

	(in thousands)
Other income:
Bank owned life insurance	$32,625	35,409	25,533
Other expense:
Professional services	49,200	49,701	35,363
Amortization of capitalized servicing rights	39,806	31,704	24,392
Provision for impairment of capitalized servicing rights	32,450

16. International activities

The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading and providing credit to support the international activities of domestic companies. Net assets identified with international activities amounted to $6,258,000 and $6,374,000 at December 31, 2002 and 2001, respectively. Deposits at M&T Bank’s offshore branch office were $1,160,716,000 and $777,895,000 at December 31, 2002 and 2001, respectively.

17. Derivative financial instruments

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

     Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge or modify follows:

			Weighted-average rate		Estimated
	Notional	Average			fair value-
	amount	maturity	Fixed	Variable	gain(loss)

	(in thousands)	(in years)			(in thousands)
December 31, 2002
Fair value hedges:
Fixed rate time deposits (b)	$270,000	2.5	2.99%	1.42%	$1,432
Fixed rate long-term borrowings (b)	125,000	1.7	5.38%	1.64%	6,658

	395,000	2.2	3.75%	1.49%	8,090
Cash flow hedge:
Variable rate long-term borrowings (a)	100,000	.7	2.90%	1.42%	(1,019)

	$495,000	1.9	3.58%	1.48%	$7,071

December 31, 2001
Fair value hedges:
Fixed rate available for sale investment securities (a)	$16,500	.9	6.57%	2.01%	$(618)
Fixed rate time deposits (b)	334,000	1.5	5.37%	2.14%	2,225
Fixed rate long-term borrowings (b)	125,000	2.7	5.38%	2.27%	3,302

	475,500	1.8	5.41%	2.17%	4,909
Cash flow hedge:
Variable rate long-term borrowings (a)	100,000	.4	3.78%	2.02%	(461)

	$575,500	1.6	5.13%	2.14%	$4,448

(a)	Under the terms of these agreements, the Company receives settlement amounts at a variable rate and pays at a fixed rate.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

17. Derivative financial instruments, continued

     The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive (pay) to terminate such contracts. At December 31, 2002, the estimated fair value of interest rate swap agreements designated as fair value hedges was substantially offset by unrealized gains and losses resulting from changes in the fair values of the hedged items. The estimated fair value of interest rate swap agreements designated as cash flow hedges, net of applicable income taxes, is included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet. For periods prior to January 1, 2001, the estimated fair value of interest rate swap agreements entered into for interest rate risk management purposes was not recognized in the consolidated financial statements, except for swap agreements that modified the repricing characteristics of investment securities classified as available for sale. Changes in the fair value of such swap agreements and investment securities were included in other comprehensive income, net of applicable income taxes.

     At December 31, 2002 the notional amount of interest rate swap agreements outstanding mature as follows:

Year ending December 31:	(in thousands)
2003	$310,000
2004	—
2005	85,000
2006	20,000
2007	—
Later years	80,000

$495,000

     The net effect of interest rate swap agreements was to increase net interest income by $8,822,000 in 2002, $6,720,000 in 2001 and $13,000 in 2000. The average notional amount of interest rate swap agreements impacting net interest income which were entered into for interest rate risk management purposes were $693,910,000 in 2002, $522,730,000 in 2001 and $875,933,000 in 2000.

     In anticipation of M&T Bank’s issuance of $500 million of fixed rate subordinated capital notes in October 2000, the Company terminated certain interest rate swap agreements, including forward-starting agreements, with an aggregate notional amount of $421 million. Under the terms of the terminated agreements, the Company was required to make fixed-rate payments and receive variable-rate payments. The termination of the agreements, which had been entered into to hedge interest rate risk associated with fixed-rate commercial real estate loans, resulted in a net deferred gain of $15,460,000 which is being recognized in income over the designated hedge period of the agreements. Income recognized in 2002, 2001 and 2000 related to the terminated swap agreements totaled $2,239,000, $1,834,000 and $311,000, respectively. The net increase in interest income in future years from amortization of the deferred gain related to the interest rate swap terminations is as follows:

Year ending December 31:	(in thousands)
2003	$2,156
2004	2,156
2005	2,060
2006	1,920
2007	1,888
Later years	896

$11,076

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

17. Derivative financial instruments, continued

     The Company utilizes commitments to sell residential real estate loans to hedge the exposure to changes in the fair value of residential real estate loans held for sale. Beginning January 1, 2001, such commitments have been designated as fair value hedges and, as a result, the commitments and the hedged loans are recorded at estimated fair value. The Company also utilizes commitments to sell residential real estate loans to offset the exposure to changes in the fair value of certain commitments to originate residential real estate loans for sale. As a result of these activities, at December 31, 2002 and 2001 net unrealized pre-tax gains related to loans held for sale, commitments to originate loans for sale, and commitments to sell loans were approximately $15 million and $8 million, respectively. Such unrealized gains are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold. Prior to the adoption of SFAS No. 133, residential real estate loans held for sale and related commitments to sell loans and to originate loans for sale were recorded at the lower of aggregate cost or fair market value.

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

     Derivative financial instruments used for trading purposes included foreign exchange and other option contracts, foreign exchange forward and spot contracts, interest rate swap contracts and financial futures. The following table includes information about the estimated fair value of derivative financial instruments used for trading purposes:

	2002	2001

December 31:	(in thousands)
Gross unrealized gains	$36,051	26,749
Gross unrealized losses	34,834	25,851
Year ended December 31:
Average gross unrealized gains	$27,427	25,456
Average gross unrealized losses	26,325	24,809

     Net gains realized from derivative financial instruments used for trading purposes were $2,205,000, $2,945,000 and $1,597,000 in 2002, 2001 and 2000, respectively.

18. Disclosures about fair value of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the estimated “fair value” of financial instruments. “Fair value” is generally defined as the price a willing buyer and a willing seller would exchange for a financial instrument in other than a distressed sale situation. Disclosures related to fair value presented herein are as of December 31, 2002 and 2001.

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

     As more fully described in note 3, the carrying value and estimated fair value of investment securities were as follows:

	Carrying	Estimated
	value	fair value

	(in thousands)
December 31
2002	$3,955,150	3,956,646
2001	3,024,137	3,024,736

     The following table presents the carrying value and calculated estimates of fair value of loans:

	Carrying	Calculated
	value	estimate

	(in thousands)
December 31, 2002
Commercial loans and leases	$5,322,590	5,316,894
Commercial real estate loans	9,727,743	9,853,932
Residential real estate loans	3,247,716	3,301,880
Consumer loans and leases	7,429,735	7,514,362

	$25,727,784	25,987,068

December 31, 2001
Commercial loans and leases	$5,140,207	5,144,035
Commercial real estate loans	9,366,017	9,445,168
Residential real estate loans	4,575,748	4,601,237
Consumer loans and leases	6,105,788	6,182,153

	$25,187,760	25,372,593

     The allowance for credit losses represented the Company’s assessment of the overall level of credit risk inherent in the portfolio and totaled $436,472,000 and $425,008,000 at December 31, 2002 and 2001, respectively.

     As described in note 17, the Company enters into various commitments to originate residential real estate loans for sale and commitments to sell residential real estate loans. In accordance with SFAS No. 133, beginning January 1, 2001 such commitments are considered to be derivative financial instruments and therefore, are carried at estimated fair value on the consolidated balance sheet. The estimated fair values of such commitments were generally calculated based on quoted market prices for commitments to sell residential real estate loans to certain government sponsored entities and other parties. The Company’s commitments to originate residential real estate loans for sale represented aggregate fair value gains of $10,075,000 at December 31, 2002 and aggregate fair value losses of $2,795,000 at December 31, 2001. The Company’s commitments to sell residential real estate loans represented aggregate fair value losses of $15,139,000 at December 31, 2002 and aggregate fair value gains of $8,862,000 at December 31, 2001. Unrealized fair value gains and losses at December 31, 2002 and 2001 are included in other assets and other liabilities, respectively, in the consolidated balance sheet.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

18. Disclosures about fair value of financial instruments, continued

     As described in note 19, in the normal course of business, various commitments and contingent liabilities are outstanding, such as loan commitments, credit guarantees and letters of credit. The Company’s pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Commitments generally have fixed expiration dates and contain termination and other clauses which provide for relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company’s loan commitments, credit guarantees and letters of credit are competitive with other financial institutions operating in markets served by the Company. The Company believes that the carrying amounts are reasonable estimates of the fair value of these financial instruments. Other than residential real estate loan-related commitments described above, such carrying amounts, comprised principally of unamortized fee income, are included in other liabilities and totaled $12,486,000 and $7,733,000 at December 31, 2002 and 2001, respectively.

     SFAS No. 107 requires that the estimated fair value ascribed to noninterest-bearing deposits, savings deposits and NOW accounts be established at carrying value because of the customers’ ability to withdraw funds immediately. Time deposit accounts are required to be revalued based upon prevailing market interest rates for similar maturity instruments.

     The following summarizes the results of these calculations:

	Carrying	Calculated
	value	estimate

	(in thousands)
December 31, 2002
Noninterest-bearing deposits	$4,072,085	4,072,085
Savings deposits and NOW accounts	10,185,738	10,185,738
Time deposits	6,246,384	6,341,366
Deposits at foreign office	1,160,716	1,160,716

December 31, 2001
Noninterest-bearing deposits	$3,704,004	3,704,004
Savings deposits and NOW accounts	8,910,465	8,910,465
Time deposits	8,188,036	8,295,639
Deposits at foreign office	777,895	777,895

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

		Gross	Gross	Estimated
	Notional	unrealized	unrealized	fair value -
	amount	gains	losses	gain

		(in thousands)
December 31
2002	$495,000	8,103	(1,032)	7,071
2001	575,500	6,266	(1,818)	4,448

     As described in note 17, the Company also uses certain derivative financial instruments as part of its trading activities. Interest rate contracts entered into for trading purposes had notional values and estimated fair value gains of $1.3 billion and $1,096,000, respectively, at December 31, 2002 and notional values and estimated fair value gains of $1.4 billion and $1,083,000, respectively, at December 31, 2001. The Company also entered into foreign exchange and other option and futures contracts totaling approximately $290 million and $242 million at December 31, 2002 and 2001, respectively. Such contracts were valued at gains of $121,000 and losses of $185,000 at December 31, 2002 and 2001, respectively. All trading account assets and liabilities are recorded in the consolidated balance sheet at estimated fair value. The fair values of all trading account assets and liabilities were $52 million and $36 million, respectively, at December 31, 2002 and $39 million and $27 million, respectively, at December 31, 2001.

     Due to the near maturity of other money-market assets and short-term borrowings, the Company estimates that the carrying value of such instruments approximates estimated fair value. The carrying value and estimated fair value of long-term borrowings were $4,497,374,000 and $4,692,771,000, respectively, at December 31, 2002 and $3,461,769,000 and $3,505,520,000, respectively, at December 31, 2001.

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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

19. Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	December 31

	2002	2001

	(in thousands)
Commitments to extend credit
Home equity lines of credit	$2,056,259	1,581,798
Commercial real estate and construction	1,128,823	1,361,713
Residential real estate	825,330	713,789
Commercial and other	2,250,516	1,911,682
Standby letters of credit	833,715	840,338
Commercial letters of credit	25,556	24,806
Financial guarantees and indemnification contracts	121,312	51,790
Commitments to sell residential real estate loans	1,453,966	1,253,051

     Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

     In December 2002, M&T Bank entered into a mandatory purchase agreement with an unaffiliated asset-backed security trust. The agreement provides for M&T Bank to guarantee the purchase of the outstanding Class A-1, AAA rated securities of the special purpose trust at par value less credit losses in the event that the trust’s scheduled sale of the underlying collateral is not achieved. Such sale is scheduled to occur when the remaining principal balance of the Class A-1 securities is less than $56 million, which represents 35% of the aggregate principal balance of the securities at the date of original issuance (estimated to be four years). The original par value of the Class A-1 securities issued from the trust was $160 million. The securities are backed by approximately $300 million of residential and commercial real estate loans held by the trust. The Company’s maximum exposure to loss as a result of this guarantee is equal to the par value of the Class A-1 securities, less credit losses, at the time it may be necessary to perform under the purchase guarantee agreement. Management believes that the probability of a loss of that magnitude is remote and currently estimates no material losses will occur as a result of the agreement.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

19. Commitments and contingencies, continued

     Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

     The Company utilizes commitments to sell residential real estate loans to hedge exposure to changes in the fair value of residential real estate loans held for sale. Such commitments are considered derivatives in accordance with SFAS No. 133, and along with commitments to originate residential real estate loans to be held for sale and hedged residential real estate loans held for sale are now generally recorded in the consolidated balance sheet at estimated fair market value. Additional information about such derivative financial instruments is included in note 17.

     The Company also has commitments under long-term operating leases as described in note 6.

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

20. Segment information

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

     The financial information of the Company’s segments has been compiled utilizing the accounting policies described in note 1 with certain exceptions. The more significant of these exceptions are described herein. The Company allocates interest income or interest expense using a methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities) with income based on the maturity, prepayment and/or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the “All Other” category. A provision for credit losses is allocated to segments in an amount based largely on actual net charge-offs incurred by the segment during the period plus or minus an amount necessary to adjust the segment’s allowance for credit losses due to changes in loan balances. In contrast, the level of the consolidated provision for credit losses is determined using the methodologies described in note 1 to assess the overall adequacy of the allowance for credit losses. Indirect fixed and variable expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expenses and bankwide expense accruals (including amortization of goodwill and core deposit and other intangible assets) are generally not allocated to segments. Income taxes are allocated to segments based on the Company’s marginal statutory tax rate adjusted for any tax-exempt income or non-deductible expenses. Equity is

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

20. Segment information, continued

allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).

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

     The Commercial Banking segment provides a wide range of credit products and banking services to middle-market and large commercial customers, largely within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides services to commercial customers and consumers which include foreign exchange, securities trading and municipal bond underwriting and sales. The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to bank subsidiaries of M&T. Residential mortgage loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of consumer and small business services through several delivery channels which include traditional and “in-store” banking offices, automated teller machines, telephone banking and internet banking. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, the difference between the provision for credit losses and the calculated provision allocated to the reportable segments, goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions, the net impact of the Company’s internal funds transfer pricing methodology, eliminations of transactions between reportable segments, merger-related expenses, the residual effects of unallocated support systems and general and administrative expenses, and the impact of interest rate risk management strategies. The amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year ended December 31

	2002	2001	2000

		(in thousands)
Revenues	$(70,229)	(66,450)	(34,997)
Expenses	(19,356)	(20,578)	(18,584)
Income taxes (benefit)	(20,700)	(18,665)	(6,678)
Net income (loss)	(30,173)	(27,207)	(9,735)

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

20. Segment information, continued

				Residential
	Commercial	Commercial	Discretionary	Mortgage	Retail	All
In thousands, except asset data	Banking (c)	Real Estate (c)	Portfolio	Banking	Banking	Other	Total

For the year ended December 31, 2002
Net interest income (a)	$215,785	174,200	68,205	85,869	599,261	104,265	1,247,585
Noninterest income	50,493	7,262	38,293	168,047	189,564	58,272	511,931

	266,278	181,462	106,498	253,916	788,825	162,537	1,759,516
Provision for credit losses	29,704	495	572	777	66,414	24,038	122,000
Amortization of goodwill	—	—	—	—	—	—	—
Amortization of core deposit and other intangible assets	—	—	—	—	—	51,484	51,484
Depreciation and other amortization	412	164	3,230	37,937	18,536	18,024	78,303
Other noninterest expense	60,266	19,264	17,305	152,280	428,790	113,340	791,245

Income (loss) before taxes	175,896	161,539	85,391	62,922	275,085	(44,349)	716,484
Income tax expense (benefit)	72,679	68,219	20,707	24,030	112,165	(66,408)	231,392

Net income	$103,217	93,320	64,684	38,892	162,920	22,059	485,092

Average total assets (in millions)	$6,273	6,234	7,072	1,618	9,059	1,656	31,912

Capital expenditures (in millions)	$—	—	—	1	12	4	17

For the year ended December 31, 2001
Net interest income (a)	$229,518	163,678	50,230	59,161	642,979	12,722	1,158,288
Noninterest income	44,913	6,139	38,372	151,478	172,515	64,009	477,426

	274,431	169,817	88,602	210,639	815,494	76,731	1,635,714
Provision for credit losses	29,860	(150)	3,057	46	51,194	19,493	103,500
Amortization of goodwill	—	—	—	—	—	61,820	61,820
Amortization of core deposit and other intangible assets	—	—	—	—	—	59,816	59,816
Depreciation and other amortization	425	243	3,154	29,746	20,052	18,688	72,308
Other noninterest expense (b)	58,137	18,711	16,246	112,431	405,452	143,397	754,374

Income (loss) before taxes	186,009	151,013	66,145	68,416	338,796	(226,483)	583,896
Income tax expense (benefit)	76,624	63,746	12,518	24,392	138,281	(109,740)	205,821

Net income (loss)	$109,385	87,267	53,627	44,024	200,515	(116,743)	378,075

Average total assets (in millions)	$6,317	5,961	7,359	1,361	8,015	1,813	30,826

Capital expenditures (in millions)	$—	—	—	2	6	16	24

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

20. Segment information, continued

				Residential
	Commercial	Commercial	Discretionary	Mortgage	Retail	All
In thousands, except asset data	Banking (c)	Real Estate (c)	Portfolio	Banking	Banking	Other	Total

For the year ended December 31, 2000
Net interest income (a)	$187,609	138,704	36,576	25,666	485,136	(19,504)	854,187
Noninterest income	34,322	5,116	23,016	86,687	106,859	68,672	324,672

	221,931	143,820	59,592	112,353	591,995	49,168	1,178,859
Provision for credit losses	6,824	(1,289)	1,941	69	26,798	3,657	38,000
Amortization of goodwill	—	—	—	150	—	35,610	35,760
Amortization of core deposit and other intangible assets	—	—	—	—	—	33,816	33,816
Depreciation and other amortization	392	307	2,277	23,183	14,712	13,685	54,556
Other noninterest expense (b)	50,728	16,397	15,639	82,717	273,612	131,228	570,321

Income (loss) before taxes	163,987	128,405	39,735	6,234	276,873	(168,828)	446,406
Income tax expense (benefit)	67,596	54,313	5,801	(263)	113,189	(80,386)	160,250

Net income (loss)	$96,391	74,092	33,934	6,497	163,684	(88,442)	286,156

Average total assets (in millions)	$5,079	5,034	6,431	662	5,186	1,266	23,658

Capital expenditures (in millions)	$—	—	—	1	12	6	19

(a)	Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $14,049,000 in 2002, $17,513,000 in 2001 and $10,547,000 in 2000 and is eliminated in “All Other” net interest income and income tax expense (benefit).

(b)	Including the impact in the “All Other” category of the merger-related expenses described in note 2.

(c)	During 2002, a strategic business unit which had previously been included in the Commercial Banking segment was moved to the Commercial Real Estate segment for internal profitability reporting purposes. As a result, approximately $270 million of loans were transferred from the Commercial Banking segment to the Commercial Real Estate segment. Reflecting this change, net income decreased in the Commercial Banking segment and increased in the Commercial Real Estate segment from the amounts previously reported by approximately $4 million and $2 million in 2001 and 2000, respectively. Financial information for such years has been reclassified to conform to current year presentation.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

20. Segment information, continued

     The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

21. Regulatory matters

Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2002, approximately $407,168,000 was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval.

     Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

     The bank subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2002 and 2001, cash and due from banks included a daily average of $311,810,000 and $287,830,000, respectively, for such purpose.

     Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under the capital adequacy guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum “leverage” ratio of “Tier 1 capital” to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 2002, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements.

     As of December 31, 2002 and 2001, the most recent notifications from federal regulators categorized each of M&T’s bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively. Management is unaware of any conditions or events since the latest notifications from federal regulators that have changed the capital adequacy category of M&T’s bank subsidiaries.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

21. Regulatory matters, continued

     The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2002 and 2001 are presented below:

	M&T		M&T	M&T
	(Consolidated)	Olympia	Bank	Bank, N.A.

	(dollars in thousands)
December 31, 2002:
Tier 1 capital
Amount	$2,223,139	2,049,878	2,112,928	78,661
Ratio(a)	7.93%	7.41%	7.65%	19.73%
Minimum required amount(b)	1,121,084	1,106,033	1,105,052	15,948
Total capital
Amount	3,114,076	2,936,125	2,998,872	82,302
Ratio(a)	11.11%	10.62%	10.86%	20.64%
Minimum required amount(b)	2,242,169	2,212,065	2,210,105	31,897
Leverage
Amount	2,223,139	2,049,878	2,112,928	78,661
Ratio(c)	6.97%	6.53%	6.74%	12.09%
Minimum required amount(b)	956,484	942,230	941,151	19,514
December 31, 2001:
Tier 1 capital
Amount	$1,963,993	1,852,110	1,907,237	67,779
Ratio(a)	7.37%	7.07%	7.29%	13.54%
Minimum required amount(b)	1,065,880	1,047,176	1,046,276	20,020
Total capital
Amount	2,857,690	2,739,983	2,794,832	72,475
Ratio(a)	10.72%	10.47%	10.68%	14.48%
Minimum required amount(b)	2,131,761	2,094,351	2,092,551	40,041
Leverage
Amount	1,963,993	1,852,110	1,907,237	67,779
Ratio(c)	6.55%	6.31%	6.51%	8.23%
Minimum required amount(b)	899,010	880,463	879,074	24,696

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.
(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation.
(c)	The ratio of capital to average assets, as defined by regulation.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

22. Parent company financial statements

CONDENSED BALANCE SHEET

	December 31

In thousands	2002	2001

Assets
Cash
In subsidiary bank	$6,629	7,487
Other	1	1

Total cash	6,630	7,488
Due from subsidiaries
Money-market assets	78,989	25,068
Current income tax receivable	2,139	4,427

Total due from subsidiaries	81,128	29,495
Investments in subsidiaries
Banks and bank holding company	3,337,192	3,145,836
Other	7,734	7,734
Other assets	13,032	12,898

Total assets	$3,445,716	3,203,451

Liabilities
Accrued expenses and other liabilities	$6,160	6,267
Long-term borrowings	257,733	257,733

Total liabilities	263,893	264,000

Stockholders’ equity	3,181,823	2,939,451

Total liabilities and stockholders’ equity	$3,445,716	3,203,451

During December 2002, stockholders of M&T approved increasing the number of common shares authorized for issuance from 150 million to 250 million. The certificate required to effectuate such increase is expected to be filed with the New York Secretary of State in 2003.

CONDENSED STATEMENT OF INCOME

	Year ended December 31

In thousands, except per share	2002	2001	2000

Income
Dividends from bank and bank holding company subsidiaries	$340,000	362,000	130,000
Other income	1,545	3,721	3,484

Total income	341,545	365,721	133,484

Expense
Interest on short-term borrowings	—	75	705
Interest on long-term borrowings	21,516	21,516	21,516
Other expense	2,886	3,277	2,987

Total expense	24,402	24,868	25,208

Income before income taxes and equity in undistributed income of subsidiaries	317,143	340,853	108,276
Income tax credits	8,798	8,196	8,066

Income before equity in undistributed income of subsidiaries	325,941	349,049	116,342

Equity in undistributed income of subsidiaries
Net income of subsidiaries	499,151	391,026	299,814
Less: dividends received	(340,000)	(362,000)	(130,000)

Equity in undistributed income of subsidiaries	159,151	29,026	169,814

Net income	$485,092	378,075	286,156

Net income per common share
Basic	$5.25	3.95	3.55
Diluted	5.07	3.82	3.44

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

22. Parent company financial statements, continued

CONDENSED STATEMENT OF CASH FLOWS

	Year ended December 31

In thousands	2002	2001	2000

Cash flows from operating activities
Net income	$485,092	378,075	286,156
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(159,151)	(29,026)	(169,814)
Provision for deferred income taxes	(797)	823	707
Net change in accrued income and expense	18,963	37,564	12,988

Net cash provided by operating activities	344,107	387,436	130,037

Cash flows from investing activities
Other, net	(17)	(384)	(2)

Cash flows from financing activities
Net decrease in short-term borrowings	—	—	(29,000)
Purchases of treasury stock	(240,314)	(323,744)	(54,947)
Dividends paid — common	(96,858)	(95,872)	(51,987)
Other, net	46,145	49,154	19,730

Net cash used by financing activities	(291,027)	(370,462)	(116,204)

Net increase in cash and cash equivalents	$53,063	16,590	13,831
Cash and cash equivalents at beginning of year	32,556	15,966	2,135
Cash and cash equivalents at end of year	$85,619	32,556	15,966

Supplemental disclosure of cash flow information
Interest received during the year	$2,079	1,727	476
Interest paid during the year	21,266	21,342	22,323
Income taxes received during the year	25,676	43,201	13,828

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. None.

PART III

Item 10.	Directors and Executive Officers of the Registrant. The terms in office of John H. Benisch and John L. Vensel as director of the Registrant will end on May 20, 2003, and they will not be nominees for reelection to the Board of Directors at the 2003 Annual Meeting of Stockholders. The term in office of Carl L. Campbell, currently a Vice Chairman of the Board of Directors of the Registrant, will end on May 20, 2003, and he will not be a nominee for reelection to the Board of Directors at the 2003 Annual Meeting of Stockholders.

The identification of the Registrant’s remaining directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2003.

The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 11.	Executive Compensation. Incorporated by reference to the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Incorporated by reference to the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 13.	Certain Relationships and Related Transactions. Incorporated by reference to the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 14.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-14(c) and 15d-14(c)), Robert G. Wilmers, Chairman of the Board, President and Chief Executive Officer, and Michael P. Pinto, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of December 31, 2002.

(b)	Changes in internal controls. There were no significant changes in M&T’s internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2002 through the date of this Annual Report on Form 10-K, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”

Financial statement schedules are not required or are inapplicable, and therefore have been omitted.

(b)	Reports on Form 8-K.

M&T filed a Current Report on Form 8-K dated September 26, 2002, disclosing that it had entered into a definitive agreement to acquire Allfirst, a wholly owned subsidiary of AIB. Such Current Report on Form 8-K was filed on October 3, 2002.

M&T filed a Current Report on Form 8-K dated October 9, 2002, disclosing that it had announced its results of operations for the fiscal quarter ended September 30, 2002.

(c)	Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Exhibit Index on pages 140 through 144 of this Annual Report on Form 10-K have been previously filed, are filed herewith or are incorporated herein by reference to other filings.

(d)	Additional financial statement schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2003.

M&T BANK CORPORATION

By: /s/ Robert G. Wilmers Robert G. Wilmers Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Robert G. Wilmers Robert G. Wilmers	Chairman of the Board, President and Chief Executive Officer	February 27, 2003

Principal Financial Officer:

/s/ Michael P. Pinto Michael P. Pinto	Executive Vice President and Chief Financial Officer	February 27, 2003

Principal Accounting Officer:

/s/ Michael R. Spychala Michael R. Spychala	Senior Vice President and Controller	February 27, 2003

A majority of the board of directors:

William F. Allyn

/s/ Brent D. Baird Brent D. Baird	February 27, 2003

John H. Benisch

/s/ Robert J. Bennett Robert J. Bennett	February 27, 2003

/s/ C. Angela Bontempo C. Angela Bontempo	February 27, 2003

/s/ Robert T. Brady Robert T. Brady	February 27, 2003

Patrick J. Callan

Carl L. Campbell

R. Carlos Carballada

T. Jefferson Cunningham III

/s/ Donald Devorris Donald Devorris	February 27, 2003

Richard E. Garman

/s/ James V. Glynn James V. Glynn	February 27, 2003

/s/ Daniel R. Hawbaker Daniel R. Hawbaker	February 27, 2003

/s/ Patrick W.E. Hodgson Patrick W.E. Hodgson	February 27, 2003

/s/ Richard G. King Richard G. King	February 27, 2003

/s/ Reginald B. Newman, II Reginald B. Newman, II	February 27, 2003

Jorge G. Pereira

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	February 27, 2003

/s/ Stephen G. Sheetz Stephen G. Sheetz	February 27, 2003

/s/ John L. Vensel John L. Vensel	February 27, 2003

/s/ Herbert L. Washington Herbert L. Washington	February 27, 2003

/s/ Robert G. Wilmers Robert G. Wilmers	February 27, 2003

CERTIFICATIONS

I, Robert G. Wilmers, certify that:

1.	I have reviewed this annual report on Form 10-K of M&T Bank Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

By:	/s/ Robert G. Wilmers Robert G. Wilmers Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS

I, Michael P. Pinto, certify that:

1.	I have reviewed this annual report on Form 10-K of M&T Bank Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

By:	/s/ Michael P. Pinto Michael P. Pinto Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization, dated as of September 26, 2002, by and among M&T Bank Corporation, Allied Irish Banks, p.l.c. and Allfirst Financial Inc. Incorporated by reference to Exhibit No. 2 to the Form 8-K dated October 3, 2002 (File No. 1-9861).
3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated May 29, 1998. Incorporated by reference to Exhibit No. 3.1 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).
3.2	Certificate of Amendment of the Certificate of Incorporation of M&T Bank Corporation dated October 2, 2000. Incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
3.3	Bylaws of M&T Bank Corporation as last amended on February 16, 1999. Incorporated by reference to Exhibit No. 3.2 to the Form 10-K for the year ended December 31, 1998 (File No. 1-9861).
4.1	Instruments defining the rights of security holders, including indentures. Incorporated by reference to Exhibit Nos. 3.1 through 3.3, 10.1 through 10.3, 10.10 through 10.13, and 10.16 through 10.27 hereof.
4.2	Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.3	Amendment to Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.4	Junior Subordinated Indenture dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.5	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.5 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.6	Guarantee Agreement dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.7	Amendment to Guarantee Agreement dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.7 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.8	Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated June 6, 1997 (File No. 1-9861).

4.9	Amendment to Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.9 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.10	Junior Subordinated Indenture dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated June 6, 1997 (File No. 1-9861).
4.11	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.12	Guarantee Agreement dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to the Form 8-K dated June 6, 1997 (File No. 1-9861).
4.13	Amendment to Guarantee Agreement dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.14	Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.14 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.15	Amendment to Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.15 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.16	Indenture dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.16 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.17	Supplemental Indenture dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.17 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.18	Common Securities Guarantee Agreement dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.18 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.19	Amendment to Common Securities Guarantee Agreement as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.19 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.20	Series A Capital Securities Guarantee Agreement dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.20 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.21	Amendment to Series A Capital Securities Guarantee Agreement dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.21 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.22	Senior Indenture dated as of May 1, 1997 by and among Keystone Financial Mid-Atlantic Funding Corp., Olympia Financial Corp. (as successor by merger to Keystone Financial, Inc.), and Bankers Trust Company. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Keystone Financial Mid-Atlantic Funding Corp. and Keystone Financial, Inc. dated April 17, 1997 (File No. 333-25393).
10.1	Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and CitiBank, N.A. Incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
10.2	Waiver, dated as of January 15, 2003, to Credit Agreement dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Filed herewith.
10.3	M&T Bank Corporation 1983 Stock Option Plan as last amended on April 20, 1999. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9861).*
10.4	M&T Bank Corporation 2001 Stock Option Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2001 (File No. 1-9861).*
10.5	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.6	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7, 1985. Incorporated by reference to Exhibit No. (10)(d)(A) to the Form 10-K for the year ended December 31, 1984 (File No. 0-4561).*
10.7	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit No. 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).*
10.8	Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).*
10.9	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.7 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*

10.10	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit No. 10.8 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.11	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.9 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.12	M&T Bank Corporation Directors’ Stock Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 2002 (File No. 1-9861).*
10.13	Restated 1987 Stock Option and Appreciation Rights Plan of ONBANCorp, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.14	1992 ONBANCorp Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.15	Employment Agreement, dated May 16, 2000, between M&T Bank Corporation and Carl L. Campbell. Incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).*
10.16	Consulting agreement, dated July 9, 2000, between M&T Bank Corporation and T. Jefferson Cunningham III. Incorporated by reference to Exhibit 10.15 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).*
10.17	Keystone Financial, Inc. 1997 Stock Incentive Plan, as amended November 19, 1998. Incorporated by reference to Exhibit 10.16 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.18	Keystone Financial, Inc. 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10.10 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1997 (File No. 000-11460).*
10.19	Keystone Financial, Inc. 1988 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.20	Keystone Financial, Inc. 1995 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit B to the Proxy Statement of Keystone Financial, Inc. dated April 7, 1995 (File No. 000-11460).*
10.21	Keystone Financial, Inc. 1990 Non-Employee Directors’ Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.22	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).*

10.23	Financial Trust Corp Stock Option Plan of 1992. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Financial Trust Corp, dated January 25, 1993 (File No. 33-57494).*
10.24	Financial Trust Corp Non-Employee Director Stock Option Plan of 1994. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Financial Trust Corp, dated March 26, 1996 (File No. 333-01989).*
10.25	Progressive Bank, Inc. 1993 Non-Qualified Stock Option Plan for Directors. Incorporated by reference to Exhibit 10.9 to the Progressive Bank, Inc. Form 10-K for the year ended December 31, 1993 (File No. 0-15025).*
10.26	Premier National Bancorp, Inc. 1995 Incentive Stock Plan (as amended and restated effective May 13, 1999). Incorporated by reference to Exhibit 10.4 to the Premier National Bancorp, Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-13213).*
10.27	M&T Bank Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended September 30, 2002 (File No. 1-9861).*
11.1	Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 12 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
21.1	Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.
23.1	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 33-32044, 333-16077 and 333-84384. Filed herewith.
23.2	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 333-57330, 333-63660, 33-12207, 33-58500, 33-63917, 333-43171, 333-43175, 333-63985 and 333-97031. Filed herewith.
99.1	Certification of Chief Executive Officer Under 18 U.S.C. §1350. Filed herewith.
99.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350. Filed herewith.

*	Management contract or compensatory plan or arrangement.