Form 10-Q
period 2003-03-31
M&T BANK CORP
filed 2003-05-15
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes x No

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on April 30, 2003: 119,238,112 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		March 31,	December 31,
Dollars in thousands, except per share		2003	2002

Assets	Cash and due from banks	$841,827	963,772
	Money-market assets
	Interest-bearing deposits at banks	8,798	7,856
	Federal funds sold and agreements to resell securities	1,065	320,359
	Trading account	49,366	51,628

	Total money-market assets	59,229	379,843

	Investment securities
	Available for sale (cost: $3,694,081 at March 31, 2003;
	$3,508,300 at December 31, 2002)	3,775,379	3,599,135
	Held to maturity (market value: $91,981 at March 31, 2003;
	$87,893 at December 31, 2002)	90,419	86,397
	Other (market value: $280,505 at March 31, 2003;
	$269,618 at December 31, 2002)	280,505	269,618

	Total investment securities	4,146,303	3,955,150

	Loans and leases	26,427,911	25,936,942
	Unearned discount	(203,798)	(209,158)
	Allowance for credit losses	(444,680)	(436,472)

	Loans and leases, net	25,779,433	25,291,312

	Premises and equipment	231,834	238,986
	Goodwill	1,097,553	1,097,553
	Core deposit and other intangible assets	107,342	118,790
	Accrued interest and other assets	1,180,270	1,155,775

	Total assets	$33,443,791	33,201,181

Liabilities	Noninterest-bearing deposits	$3,901,172	4,072,085
	NOW accounts	1,053,288	1,029,060
	Savings deposits	9,611,890	9,156,678
	Time deposits	5,446,613	6,246,384
	Deposits at foreign office	1,911,259	1,160,716

	Total deposits	21,924,222	21,664,923

	Federal funds purchased and agreements
	to repurchase securities	1,862,116	2,067,834
	Other short-term borrowings	524,927	1,361,580
	Accrued interest and other liabilities	424,887	400,991
	Long-term borrowings	5,394,920	4,497,374

	Total liabilities	30,131,072	29,992,702

Stockholders’ equity	Preferred stock, $1 par, 1,000,000 shares authorized,
	none outstanding	—	—
	Common stock, $.50 par, 250,000,000 shares authorized,
	97,139,347 shares issued	48,570	48,570
	Common stock issuable, 126,259 shares at March 31, 2003;
	126,670 shares at December 31, 2002	6,385	6,190
	Additional paid-in capital	1,187,715	1,192,998
	Retained earnings	2,386,646	2,297,848
	Accumulated other comprehensive income, net	49,356	54,772
	Treasury stock - common, at cost - 4,762,616 shares at
	March 31, 2003; 5,110,736 shares at December 31, 2002	(365,953)	(391,899)

	Total stockholders' equity	3,312,719	3,208,479

	Total liabilities and stockholders' equity	$33,443,791	33,201,181

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended March 31
In thousands, except per share		2003	2002

Interest income	Loans and leases, including fees	$387,365	419,943
	Money-market assets
	Deposits at banks	14	18
	Federal funds sold and agreements to resell securities	1,744	1,070
	Trading account	48	58
	Investment securities
	Fully taxable	42,369	34,897
	Exempt from federal taxes	4,019	5,201

	Total interest income	435,559	461,187

Interest expense	NOW accounts	708	919
	Savings deposits	22,684	26,973
	Time deposits	38,111	72,898
	Deposits at foreign office	3,123	1,791
	Short-term borrowings	11,152	12,883
	Long-term borrowings	43,814	44,663

	Total interest expense	119,592	160,127

	Net interest income	315,967	301,060
	Provision for credit losses	33,000	24,000

	Net interest income after provision for credit losses	282,967	277,060

Other income	Mortgage banking revenues	34,464	27,912
	Service charges on deposit accounts	43,349	39,525
	Trust income	14,199	15,805
	Brokerage services income	10,048	10,919
	Trading account and foreign exchange gains	641	1,043
	Gain on sales of bank investment securities	233	171
	Other revenues from operations	29,913	28,853

	Total other income	132,847	124,228

Other expense	Salaries and employee benefits	124,074	123,454
	Equipment and net occupancy	27,151	27,204
	Printing, postage and supplies	7,013	6,033
	Amortization of core deposit and other intangible assets	11,598	13,543
	Other costs of operations	72,442	63,050

	Total other expense	242,278	233,284

	Income before taxes	173,536	168,004
	Income taxes	56,998	54,427

	Net income	$116,538	113,577

	Net income per common share
	Basic	$1.26	1.22
	Diluted	1.23	1.18
	Cash dividends per common share	$.30	.25
	Average common shares outstanding
	Basic	92,399	93,265
	Diluted	95,062	96,300

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Three months ended March 31

In thousands		2003	2002

Cash flows from	Net income	$116,538	113,577
operating activities	Adjustments to reconcile net income to net cash
	provided by operating activities
	Provision for credit losses	33,000	24,000
	Depreciation and amortization of premises and equipment	9,646	10,172
	Amortization of capitalized servicing rights	11,449	8,275
	Amortization of core deposit and other intangible assets	11,598	13,543
	Provision for deferred income taxes	(12,476)	(12,901)
	Asset write-downs	144	114
	Net (gain) loss on sales of assets	228	(310)
	Net change in accrued interest receivable, payable	347	3,064
	Net change in other accrued income and expense	46,306	60,574
	Net change in loans held for sale	157,332	190,083
	Net change in trading account assets and liabilities	20	(991)

	Net cash provided by operating activities	374,132	409,200

Cash flows from	Proceeds from sales of investment securities
investing activities	Available for sale	887	6,919
	Other	19,112	5,506
	Proceeds from maturities of investment securities
	Available for sale	805,631	209,741
	Held to maturity	10,290	14,606
	Purchases of investment securities
	Available for sale	(992,824)	(57,206)
	Held to maturity	(14,329)	(12,869)
	Other	(30,000)	(22,485)
	Additions to capitalized servicing rights	(14,500)	(22,599)
	Net increase in loans and leases	(684,294)	(162,104)
	Capital expenditures, net	(3,044)	(2,510)
	Other, net	4,217	(43,310)

	Net cash used by investing activities	(898,854)	(86,311)

Cash flows from	Net increase in deposits	259,552	44,190
financing activities	Net decrease in short-term borrowings	(1,042,370)	(902,870)
	Proceeds from long-term borrowings	999,568	700,000
	Payments on long-term borrowings	(101,760)	(51,786)
	Purchases of treasury stock	—	(99,317)
	Dividends paid - common	(27,701)	(23,231)
	Other, net	(3,806)	19,269

	Net cash provided (used) by financing activities	83,483	(313,745)

	Net increase (decrease) in cash and cash equivalents	(441,239)	9,144
	Cash and cash equivalents at beginning of period	1,284,131	1,006,750
	Cash and cash equivalents at end of period	$842,892	1,015,894

Supplemental	Interest received during the period	$431,148	459,624
disclosure of cash	Interest paid during the period	115,746	154,498
flow information	Income taxes paid during the period	981	307

Supplemental schedule of	Real estate acquired in settlement of loans	$2,308	7,635
noncash investing and financing activities

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income, net	stock	Total

2002
Balance — January 1, 2002, as previously reported	$—	48,570	6,162	1,096,340	2,017,700	22,819	(252,140)	$2,939,451
Retroactive restatement adjustment for stock-based compensation (see note 2)	—	—	—	98,602	(79,613)	—	—	18,989

Balance — January 1, 2002, as restated	—	48,570	6,162	1,194,942	1,938,087	22,819	(252,140)	2,958,440
Comprehensive income:
Net income	—	—	—	—	113,577	—	—	113,577
Other comprehensive income, net of tax:
Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(10,835)	—	(10,835)
Unrealized gains on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	594	—	594

								103,336
Purchases of treasury stock	—	—	—	—	—	—	(99,317)	(99,317)
Stock-based compensation plans:
Stock option plans:
Compensation expense	—	—	—	10,051	—	—	—	10,051
Exercises	—	—	—	(22,202)	—	—	40,639	18,437
Directors’ stock plan	—	—	—	(19)	—	—	234	215
Deferred compensation plans, net, including dividend equivalents	—	—	144	(169)	(32)	—	394	337
Common stock cash dividends — $.25 per share	—	—	—	—	(23,231)	—	—	(23,231)

Balance — March 31, 2002	$—	48,570	6,306	1,182,603	2,028,401	12,578	(310,190)	$2,968,268

2003
Balance — January 1, 2003, as previously reported	$—	48,570	6,190	1,058,389	2,405,801	54,772	(391,899)	$3,181,823
Retroactive restatement adjustment for stock-based compensation (see note 2)	—	—	—	134,609	(107,953)	—	—	26,656

Balance — January 1, 2003, as restated	—	48,570	6,190	1,192,998	2,297,848	54,772	(391,899)	3,208,479
Comprehensive income:
Net income	—	—	—	—	116,538	—	—	116,538
Other comprehensive income, net of tax:
Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(5,617)	—	(5,617)
Unrealized gains on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	201	—	201

								111,122
Repayment of management stock ownership program receivable	—	—	—	22	—	—	—	22
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	9,968	—	—	—	9,968
Exercises	—	—	—	(15,059)	—	—	25,288	10,229
Directors’ stock plan	—	—	—	6	—	—	175	181
Deferred compensation plans, net, including dividend equivalents	—	—	195	(220)	(39)	—	483	419
Common stock cash dividends — $.30 per share	—	—	—	—	(27,701)	—	—	(27,701)

Balance — March 31, 2003	$—	48,570	6,385	1,187,715	2,386,646	49,356	(365,953)	$3,312,719

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Three months ended March 31
In thousands	2003	2002

Beginning balance	$436,472	425,008
Provision for credit losses	33,000	24,000
Net charge-offs
Charge-offs	(29,684)	(20,226)
Recoveries	4,892	4,247

Total net charge-offs	(24,792)	(15,979)

Ending balance	$444,680	433,029

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Financial Statements included in the Company’s 2002 Annual Report, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2. Stock-based compensation

Effective January 1, 2003, the Company began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended. As a result, salaries and employee benefits expense for the first quarter of 2003 included $10 million of stock-based compensation, resulting in a reduction of net income of $7 million, or $.08 per diluted share. The Company has chosen the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123. As a result, financial information for all prior periods presented have been restated to reflect the salaries and employee benefits expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees after January 1, 1995. The use of the retroactive restatement method resulted in the restatement of previously reported balances of additional paid-in capital, retained earnings and deferred tax assets. As of December 31, 2001, previously reported additional paid-in capital was increased by $99 million, retained earnings was decreased by $80 million, and deferred tax assets were increased by $19 million. As of December 31, 2002, previously reported additional paid-in capital was increased by $135 million, retained earnings was decreased by $108 million, and deferred tax assets were increased by $27 million.

As a result of using the retroactive restatement method, salaries and employee benefits expense in each of the quarters of 2002 increased from the amounts previously reported by $10 million. The impact of the Company’s decision to recognize expense for stock-based compensation on previously reported net income, basic earnings per share and diluted earnings per share for 2002 is as follows:

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
	2002	2002	2002	2002	2002

	(in thousands, except per share)
Net income:
As previously reported	$120,564	121,494	117,215	125,819	$485,092
As restated	113,577	114,507	110,134	118,551	456,769
Basic earnings per share:
As previously reported	$1.29	1.31	1.27	1.37	$5.25
As restated	1.22	1.23	1.20	1.29	4.94
Diluted earnings per share:
As previously reported	$1.25	1.26	1.23	1.33	$5.07
As restated	1.18	1.19	1.16	1.25	4.78

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Earnings per share

The computations of basic earnings per share follow:

	Three months ended
	March 31
	2003	2002

	(in thousands, except per share)
Income available to common stockholders
Net income	$116,538	113,577
Weighted-average shares outstanding (including common stock issuable)	92,399	93,265
Basic earnings per share	$1.26	1.22

The computations of diluted earnings per share follow:

	Three months ended
	March 31
	2003	2002

	(in thousands, except per share)
Income available to common stockholders	$116,538	113,577
Weighted-average shares outstanding	92,399	93,265
Plus: incremental shares from assumed conversion of stock options	2,663	3,035

Adjusted weighted-average shares outstanding	95,062	96,300
Diluted earnings per share	$1.23	1.18

4. Comprehensive income

The following table displays the components of other comprehensive income:

	Three months ended March 31, 2003

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(9,304)	3,830	(5,474)
Less: reclassification adjustment for gains realized in net income	233	(90)	143

	(9,537)	3,920	(5,617)
Unrealized gains on cash flow hedges	328	(127)	201

Net unrealized losses	$(9,209)	3,793	(5,416)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Comprehensive income, continued

	Three months ended March 31, 2002

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(16,550)	5,820	(10,730)
Less: reclassification adjustment for gains realized in net income	171	(66)	105

	(16,721)	5,886	(10,835)
Unrealized gains on cash flow hedges	916	(322)	594

Net unrealized losses	$(15,805)	5,564	(10,241)

Accumulated other comprehensive income, net consisted of unrealized gains (losses) as follows:

	Investment	Cash flow
	securities	hedges	Total

	(in thousands)
Balance — January 1, 2003	$55,394	(622)	54,772
Net gain(loss) during period	(5,617)	201	(5,416)

Balance – March 31, 2003	$49,777	(421)	49,356

Balance — January 1, 2002	$23,117	(298)	22,819
Net gain(loss) during period	(10,835)	594	(10,241)

Balance – March 31, 2002	$12,282	296	12,578

5. Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”) issued $310 million of preferred capital securities. Including the unamortized portion of a purchase accounting adjustment to reflect estimated fair value at the April 1, 1998 acquisition of the common securities of Trust III, the preferred capital securities had a financial statement carrying value of approximately $318 million at March 31, 2003 and December 31, 2002.

Other than the following payment terms (and the redemption terms described below), the preferred capital securities issued by the Trusts (“Capital Securities”) are identical in all material respects:

	Distribution	Distribution
Trust	rate	dates

Trust I	8.234%	February 1 and August 1
Trust II	8.277%	June 1 and December 1
Trust III	9.25%	February 1 and August 1

The common securities of each Trust (“Common Securities”) are wholly owned by M&T and are the only class of each Trust’s securities possessing general voting

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings, continued

powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding Trust and are classified in the Company’s consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in the Company’s Tier 1 capital.

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of M&T as follows:

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

Holders of the Capital Securities receive preferential cumulative cash distributions semi-annually on each distribution date at the stated distribution rate unless M&T exercises the right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods, in which case payment of distributions on the respective Capital Securities will be deferred for a comparable period. During an extended interest period, M&T may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of M&T.

The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events (“Events”) set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after the stated optional redemption dates (February 1, 2007 in the case of Trust I and Trust III, and June 1, 2007 in the case of Trust II) contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at M&T’s option (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities upon early redemption will be expressed as a percentage

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings, continued

of the liquidation amount plus accumulated but unpaid distributions. In the case of Trust I, such percentage adjusts annually and ranges from 104.117% at February 1, 2007 to 100.412% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007. In the case of Trust II, such percentage adjusts annually and ranges from 104.139% at June 1, 2007 to 100.414% for the annual period ending May 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to June 1, 2007. In the case of Trust III, such percentage adjusts annually and ranges from 104.625% at February 1, 2007 to 100.463% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 20 to the Company’s consolidated financial statements as of and for the year ended December 31, 2002. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 20 to the Company’s 2002 consolidated financial statements, goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions, and the amortization charges associated with such assets, have not been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company has, however, assigned such intangible assets to business units for purposes of testing for impairment. Information about the Company’s segments is presented in the following table:

	Three months ended March 31

		2003			2002

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

	(in thousands)
Commercial Banking (b)	$66,214	135	22,807	65,239	124	29,258
Commercial Real Estate (b)	46,600	334	23,164	43,618	266	22,400
Discretionary Portfolio (c)	23,788	378	13,962	25,846	1,116	15,852
Residential Mortgage Banking	72,380	15,081	16,754	61,497	11,448	13,543
Retail Banking	191,732	3,460	40,373	190,457	3,609	39,700
All Other (c)	48,100	(19,388)	(522)	38,631	(16,563)	(7,176)

Total	$448,814	—	116,538	425,288	—	113,577

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Segment information, continued

		Average total assets

	Three months ended		Year ended
	March 31		December 31
	2003	2002	2002

		(in millions)
Commercial Banking (b)	$6,539	6,132	6,273
Commercial Real Estate (b)	6,306	6,131	6,234
Discretionary Portfolio	6,897	7,093	7,072
Residential Mortgage Banking	1,762	1,642	1,618
Retail Banking	9,835	8,584	9,059
All Other	1,722	1,708	1,679

Total	$33,061	31,290	31,935

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets owned and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $3,623,000 and $3,599,000 for the three-month periods ended March 31, 2003 and 2002, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

(b)	During the second quarter of 2002, a strategic business unit which had previously been included in the Commercial Banking segment was moved to the Commercial Real Estate segment for internal profitability reporting purposes. As a result, approximately $270 million of loans were transferred from the Commercial Banking segment to the Commercial Real Estate segment. Reflecting this change, total revenues and net income decreased in the Commercial Banking segment and increased in the Commercial Real Estate segment from the amounts previously reported by approximately $2 million and $1 million, respectively, in the quarter ended March 31, 2002.

(c)	During the fourth quarter of 2002, the Company changed the internal funding charge for a limited number of the investment securities types included in the Discretionary Portfolio segment. As a result, total revenues and net income increased in the Discretionary Portfolio segment and decreased in the “All Other” category by approximately $2 million and $1 million, respectively, in the quarter ended March 31, 2002.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	March 31	December 31
	2003	2002

	(in thousands)
Commitments to extend credit
Home equity lines of credit	$2,164,410	2,056,259
Commercial real estate and construction	1,017,677	1,128,823
Residential real estate	1,237,210	922,257
Commercial and other	2,153,368	2,250,516
Standby letters of credit	897,777	833,715
Commercial letters of credit	27,681	25,556
Financial guarantees and indemnification contracts	195,704	121,312
Commitments to sell residential real estate loans	1,426,048	1,453,966

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Management currently estimates that no material losses will occur as a result of these agreements.

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

The Company utilizes commitments to sell residential real estate loans to hedge exposure to changes in the fair value of residential real estate loans held for sale. Such commitments are considered derivatives in accordance with SFAS No. 133 and along with commitments to originate residential real estate loans to be held for sale and hedged residential real estate loans held for sale are now generally recorded in the consolidated balance sheet at estimated fair market value.

The Company also has commitments under long-term operating leases.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Commitments and contingencies, continued

that the aggregate ultimate liability, if any, arising out of litigation pending against M&T or its subsidiaries will be material to the Company’s consolidated financial position, but at the present time is not in a position to determine whether such litigation will have a material adverse effect on the Company’s consolidated results of operations in any future reporting period.

8. Acquisitions

On April 1, 2003, M&T completed the acquisition of Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland, from Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland. Allfirst Bank, Allfirst’s primary banking subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), a wholly owned subsidiary of M&T, on that date. Allfirst Bank operated 269 banking offices in Maryland, Pennsylvania, Virginia and the District of Columbia. At March 31, 2003, Allfirst reported $16 billion of assets, including $10 billion of loans and leases, $14 billion of liabilities, including $11 billion of deposits, and $2 billion of stockholder’s equity. AIB received 26,700,000 shares of M&T common stock and $886 million in cash in exchange for all outstanding Allfirst common shares. Merger-related expenses associated with the Allfirst acquisition incurred during the quarter ended March 31, 2003 for professional services, travel and other expenses associated with planning for the acquisition and the related integration of data processing and other operating systems and functions were $5 million ($4 million after tax effect).

In a separate transaction, M&T Bank signed a letter of intent with AIB on March 26, 2003 to acquire AIB’s branch office in New York City. As of December 31, 2002, the branch had approximately $248 million in deposits and $48 million in loans. The transaction is subject to a number of conditions, including the execution of a definitive branch acquisition agreement and the receipt of various regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) reported net income in the first quarter of 2003 of $117 million or $1.23 of diluted earnings per share, increases of 3% and 4%, respectively, from the first quarter of 2002 when net income was $114 million or $1.18 of diluted earnings per common share. Net income during the fourth quarter of 2002 was $119 million or $1.25 of diluted earnings per common share. Basic earnings per common share rose 3% to $1.26 in the recently completed quarter from $1.22 in the first quarter of 2002, but was 2% lower than $1.29 in the final 2002 quarter. The after-tax impact of merger-related expenses associated with M&T’s acquisition activity was $4 million or $.04 of diluted and basic earnings per share in 2003’s initial quarter. There were no significant merger-related expenses in the first and fourth quarters of 2002.

     Net income expressed as an annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the first quarter of 2003 was 1.43%, compared with 1.47% in the year-earlier quarter and 1.42% in 2002’s fourth quarter. The annualized rate of return on average common stockholders’ equity was 14.46% in the recent quarter, compared with 15.56% and 15.00% in the first and fourth quarters of 2002, respectively. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.47% and 14.91%, respectively, for 2003’s first quarter.

     Effective January 1, 2003, the Company began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended. As a result, salaries and employee benefits expense in the initial 2003 quarter included $10 million of stock-based compensation, resulting in a reduction of net income of $7 million, or $.08 per diluted share. Using the retroactive restatement method described in SFAS No. 148, which amended SFAS No. 123, financial information for all prior periods presented in this quarterly report on Form 10-Q have been restated to reflect the impact of recognizing expense for stock-based compensation. As a result, salaries and employee benefits expense in both the first and fourth quarters of 2002 have been restated to include $10 million of stock-based compensation, resulting in a reduction of each quarter’s previously reported net income of $7 million. Diluted earnings per share noted above for the first and fourth quarters of 2002 have been reduced by $.07 and $.08, respectively, from the amounts previously reported. For the full-year 2002, the impact of adopting SFAS No. 123 using the retroactive restatement method was to increase salaries and employee benefits expense by approximately $41 million, resulting in a reduction of previously reported net income of $28 million, or $.29 of diluted earnings per share.

     On April 1, 2003, M&T completed the acquisition of Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland, from Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland. Allfirst Bank, Allfirst’s primary banking subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), a wholly owned bank subsidiary of M&T, on that date. Allfirst Bank operated 269 banking offices in Maryland, Pennsylvania, Virginia and the District of Columbia. At March 31, 2003, Allfirst reported $16 billion of assets, including $10 billion of loans and leases, $14 billion of liabilities, including $11 billion of deposits, and $2 billion of stockholder’s equity. AIB received 26,700,000 shares of M&T common stock and $886 million in cash in exchange for all outstanding Allfirst common shares. Merger-related expenses associated with the Allfirst acquisition incurred during the quarter ended March 31, 2003 for professional services, travel and other expenses associated with planning for the acquisition and the related integration of data processing and other operating systems and functions were $5 million ($4 million after tax effect).

     In anticipation of the Allfirst acquisition, M&T Bank issued $400 million of 3.85% subordinated notes on March 31, 2003 to fund a portion of the cash consideration paid to AIB and to maintain appropriate regulatory capital ratios. The subordinated notes are included in regulatory capital of M&T and M&T Bank. The notes pay interest semi-annually on April 1 and October 1. The interest rate is fixed through March 31, 2008, while such rate payable from April 1, 2008 through the maturity date will be floating, based on the then applicable U.S. dollar three-month LIBOR rate plus 1.50%. The notes will mature on April 1, 2013. Beginning on April 1, 2008, M&T Bank may, at its option and subject to prior regulatory approval, redeem some or all of the subordinated notes on any interest payment date at a redemption price equal to 100% of the redeemed principal, plus any accrued but unpaid interest.

     In a separate transaction, M&T Bank signed a letter of intent with AIB on March 26, 2003 to acquire AIB’s branch office in New York City. As of December 31, 2002, the office had approximately $248 million in deposits and $48 million in loans. The transaction is subject to a number of conditions, including the execution of a definitive branch acquisition agreement and the receipt of various regulatory approvals.

Cash Operating Results

M&T has accounted for substantially all of its business combinations using the purchase method of accounting. As a result, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $1.2 billion at March 31, 2003 and December 31, 2002, and $1.3 billion at March 31, 2002. Included in intangible assets as of each of the dates noted was goodwill of $1.1 billion. Amortization of core deposit and other intangible assets, after tax effect, was $7 million ($.07 per diluted share) during each of the first quarter of 2003 and fourth quarter of 2002, compared with $9 million ($.09 per diluted share) in the first quarter of 2002.

     M&T believes that supplemental reporting of its operating results on a “cash” or “tangible” basis (which excludes the after-tax effect of amortization of core deposit and other intangible assets and the related goodwill and core deposit and other intangible asset balances) represents a relevant measure of financial performance and provides meaningful comparative financial information. The supplemental cash basis operating data presented herein do not exclude the effect of other non-cash operating expenses such as the estimated value of stock-based compensation, depreciation, provision for credit losses, charges for amortization and impairment of capitalized servicing rights, or deferred income taxes associated with the results of operations. Unless noted otherwise, cash basis operating data do, however, exclude the after-tax impact of the previously described merger-related expenses.

     Net operating income, or cash net income, rose 4% to $127 million in the first quarter of 2003 from $122 million in the year-earlier quarter. Diluted cash earnings per share for the recent quarter were $1.34, an increase of 6% from $1.27 in the first quarter of 2002. Cash net income and diluted cash earnings per share were $126 million and $1.32, respectively, in the fourth quarter of 2002.

     Cash net income in 2003’s first quarter represented an annualized rate of return on average tangible assets of 1.62%, compared with 1.65% and 1.56% in the first and fourth quarters of 2002, respectively. Cash return on average tangible common equity was an annualized 24.68% in the first quarter of 2003, compared with 28.41% in the year-earlier quarter and 25.54% in the fourth quarter of 2002. Including the effect of merger-related expenses, the annualized cash returns on average tangible assets and average tangible common stockholders’ equity for the first quarter of 2003 were 1.57% and 23.99%, respectively.

     A reconciliation of net income and diluted earnings per share with cash net income and diluted cash earnings per share follows:

	Three months ended
	March 31		December 31
	2003	2002	2002

	(in thousands
	except per share)

Net income	$116,538	113,577	118,551
Amortization of core deposit and other intangible assets (1)	7,094	8,793	7,209
Merger-related expenses (1)	3,599	—	—

Cash net income	$127,231	122,370	125,760

Diluted earnings per share	$1.23	1.18	1.25
Amortization of core deposit and other intangible assets (1)	.07	.09	.07
Merger-related expenses (1)	.04	—	—

Diluted cash earnings per share	$1.34	1.27	1.32

(1)	After any related tax effect

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income rose 5% to $320 million in the first quarter of 2003 from $305 million in the year-earlier quarter. The improvement reflects a $1.7 billion, or 6%, increase in average earning assets, partially offset by a decline in the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. Average loans and leases increased $681 million, or 3%, to $25.8 billion in the initial 2003 quarter from $25.1 billion in the corresponding quarter of 2002. Average balances of consumer loans and leases grew 22%, or $1.3 billion, from 2002’s first quarter to the recent quarter, with the growth coming predominantly from automobile loans and home equity lines of credit. Offsetting this growth was a $1.3 billion, decrease in average residential real estate loans, due largely to the securitization of $1.1 billion of such loans in November 2002. Approximately 88% of the resulting securities were retained by the Company in the investment securities portfolio. Taxable-equivalent net interest income was $325 million in the fourth quarter of 2002, when average loans and leases totaled $25.9 billion. While average consumer loans increased 4% in the recent quarter compared with the immediately preceding quarter, average balances of residential real estate loans declined 13%, due largely to the impact of the November securitization. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)

Dollars in millions

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2003	2002	2002

Commercial, financial, etc.	$5,340	6%	1%
Real estate – commercial	9,687	3	—
Real estate – consumer	3,181	(28)	(13)
Consumer
Automobile	3,436	36	7
Home equity lines	2,129	35	5
Home equity loans	624	(22)	(8)
Other	1,392	4	—

Total consumer	7,581	22	4

Total	$25,789	3%	—%

     Investment securities averaged $3.6 billion during the first quarter of 2003, compared with $2.9 billion in the first quarter of 2002 and $3.7 billion in the final 2002 quarter. The higher levels of investment securities in the fourth quarter of 2002 and first quarter of 2003 were largely the result of the November 2002 securitization mentioned above. Offsetting that impact were maturities and repayments on mortgage-backed securities and collateralized mortgage obligations. The investment securities portfolio is largely comprised of residential mortgage-backed securities and collateralized mortgage obligations, commercial real estate mortgage-backed securities, and shorter-term U.S. Treasury notes. The Company has also invested in debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and short-term commercial paper. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or in connection with a business combination.

     Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, federal funds sold and agreements to resell securities, averaged $577 million in the recently completed quarter, compared with $262 million and $510 million in the first and fourth quarters of 2002, respectively. The size of the investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, collateral requirements and management of balance sheet size and resulting capital ratios.

     As a result of the changes described herein, average earning assets increased 6% to $30.0 billion in the first quarter of 2003 from $28.3 billion in the year-earlier quarter, but were little changed from $30.1 billion in the fourth quarter of 2002.

     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T, are also included in core deposits. Average core deposits were $17.8 billion in the first quarter of 2003, compared with $17.4 billion in the first quarter of 2002 and $17.7 billion in 2002’s fourth quarter. The Company experienced a shift in the composition of core deposits throughout 2002 and 2003, largely as a result of the low interest rate environment. Reflecting a change in customer savings trends that began during 2001, average core savings deposits rose to $9.6 billion in the first quarter of 2003 from $8.4 billion in the corresponding 2002 quarter and $9.3 billion in 2002’s fourth quarter. In contrast, average core time deposits under $100,000 decreased to $3.7 billion in the initial 2003 quarter from $4.8 billion a year earlier and $3.9 billion in the fourth quarter of 2002. The accompanying table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2003	2002	2002

NOW accounts	$789	7%	(1)%
Savings deposits	9,564	14	3
Time deposits less than $100,000	3,666	(24)	(5)
Noninterest-bearing deposits	3,737	8	—

Total	$17,756	2%	—%

     The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.0 billion in the initial 2003 quarter and fourth quarter of 2002, compared with $1.3 billion during the first quarter of 2002. Offshore branch deposits and brokered deposits have been used by the Company as an alternative to short-term borrowings. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $1.1 billion, $479 million and $934 million for the three-month periods ended March 31, 2003, March 31, 2002 and December 31, 2002, respectively. Brokered time deposits averaged $1.2 billion during the first quarter of 2003, compared with $1.9 billion and $1.8 billion in the first and fourth quarters of 2002, respectively. At March 31, 2003, brokered time deposits totaled $896 million and had a weighted average remaining term to maturity of .8 years. Certain of the brokered time deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $130 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $59 million during the first quarter of 2003 and fourth quarter of 2002, and $60 million in the first quarter of 2002. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

     The Company uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Pittsburgh (together, the “FHLB”), and others as additional sources of funding. Short-term borrowings averaged $3.5 billion in the recent quarter, compared with $3.0 billion and $3.7 billion in the first and fourth quarters of 2002, respectively. Amounts borrowed from the FHLB and included in short-term borrowings averaged $572 million in the first quarter of 2003, $949 million in the first quarter of 2002 and $663 million in the fourth quarter of 2002. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank, in November 2002. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. The remaining short-term borrowings were predominantly comprised of unsecured federal funds borrowings which generally mature daily. Federal funds borrowings averaged $2.4 billion in the recent quarter, compared with $1.9 billion and $2.7 billion in the first and fourth quarter of 2002, respectively. Long-term borrowings averaged $4.8 billion in the first quarter of 2003, compared with $3.7 billion a year earlier and $4.5 billion in the fourth quarter of 2002. Included in average long-term borrowings were amounts borrowed from the FHLB of $3.8 billion in the initial quarter of 2003, $2.6 billion in the first quarter of 2002 and $3.4 billion in the fourth quarter of 2002. Also included in average long-term borrowings were subordinated capital notes of $604 million in the first quarter of 2003, $674 million in the year-earlier quarter and $649 million in the fourth quarter of 2002, and trust preferred securities with a carrying value of $318 million in each quarter. As previously noted, M&T Bank issued $400 million of 3.85% subordinated capital notes on March 31, 2003 in anticipation of the Allfirst acquisition. Information regarding trust preferred securities is provided in note 5 of Notes to Financial Statements. As described later, certain interest rate swap agreements have been entered into by the Company as part of its management of interest rate risk relating to long-term borrowings and other financial instruments.

     Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as described herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 4.05% in the first quarter of 2003 and 4.02% in the year-earlier quarter. When compared with the similar 2002 quarter, the yield on earning assets during the first quarter of 2003 decreased 73 basis points (hundredths of one percent) to 5.94% from 6.67%, while the rate paid on interest-bearing liabilities decreased 76 basis points to 1.89% from 2.65%. The decreases in interest rates earned and paid include the impact of a reduction of 50 basis points by the Federal Reserve of its benchmark overnight federal funds target rate in November 2002. In the final quarter of 2002, the net interest spread was 3.99%, the yield on earning assets was 6.08% and the rate paid on interest-bearing liabilities was 2.09%.

     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets that include goodwill and core deposit and other intangible assets. Average net interest-free funds totaled $4.3 billion in the first quarter of 2003, compared with $3.8 billion and $4.2 billion in the first and fourth quarters of 2002, respectively. The increases in average net interest-free funds in the first 2003 quarter and the fourth quarter of 2002 as compared with the initial 2002 quarter were largely the result of higher levels of noninterest-bearing deposits and stockholders’ equity. The contribution of net interest-free funds to net interest margin was .27% in the recent quarter, compared with .35% in the year-earlier quarter and .29% in 2002’s fourth quarter. The decline in the contribution to net interest margin ascribed to net interest-free funds in the two most recent quarters as compared with the first quarter of 2002 resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution. Goodwill and core deposit and other intangible assets averaged $1.2 billion during the first quarter of 2003 and the fourth quarter of 2002, and $1.3 billion in the initial 2002 quarter. The cash surrender value of bank owned life insurance averaged $624 million and $592 million in the first quarter of 2003 and 2002, respectively, and $616 million in the fourth quarter of 2002. Tax-exempt income earned from increases in the cash surrender value of bank owned life insurance is not included in interest income, but rather is recorded in “other revenues from operations.”

     Reflecting the changes described herein, the Company’s net interest margin was 4.32% in 2003’s initial quarter, down from 4.37% in the comparable quarter of 2002, but up from 4.28% in the fourth quarter of 2002.

     In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. Excluding forward-starting swap agreements, the notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of March 31, 2003 and 2002 was $355 million and $516 million, respectively, and $495 million as of December 31, 2002. In general, under the terms of these swap agreements, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under the terms of $100 million of the swap agreements, the Company pays a fixed rate of interest and receives a variable rate. The Company had also entered into forward-starting swap agreements with an aggregate notional amount as of March 31, 2003 of $335 million in which the Company will pay a variable rate of interest and receive a fixed rate.

     As of March 31, 2003, $255 million of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges and $100 million had been designated as cash flow hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness of both fair value and cash flow hedges used for interest rate risk management purposes recognized during the quarters ended March 31, 2003 and 2002 and the quarter ended December 31, 2002 were not material to the Company’s results of operations. The estimated fair value of interest rate swap agreements designated as fair value hedges was a gain of approximately $7 million at March 31, 2003, compared with gains of $2 million at March 31, 2002 and $8 million at December 31, 2002. The fair values of such swap agreements were substantially offset by unrealized losses on the fair values of the hedged items. The estimated fair value of the interest rate swap agreements designated as cash flow hedges were losses of approximately $690 thousand and $1 million at March 31, 2003 and December 31, 2002, respectively, and a gain of approximately $455 thousand at March 31, 2002. Net of applicable income taxes, such losses at March 31, 2003 and December 31, 2002 were approximately $421 thousand and $622 thousand, respectively, and such gain at March 31, 2002 was approximately $296 thousand. The net amounts have been included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet. The changes in the fair values of the interest rate swap agreements and the hedged items resulted from the effects of changing interest rates.

     The weighted average rates to be received and paid under interest rate swap agreements currently in effect were 3.63% and 1.75%, respectively, at March 31, 2003. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended March 31

	2003		2002

	Amount	Rate*	Amount	Rate*

Increase (decrease) in:
Interest income	$—	—%	$(190)	—%
Interest expense	(1,979)	(.03)	(2,840)	(.05)

Net interest income/margin	$1,979	.03%	$2,650	.04

Average notional amount **	$457,222		$542,167

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
**	Excludes forward-starting interest rate swap agreements.

     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity risk refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating costs, and to be used for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. M&T Bank has also obtained funding through issuances of subordinated capital notes and through the $500 million revolving asset-backed borrowing previously noted. Informal and sometimes reciprocal sources of funding are also available to M&T Bank through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $1.9 billion, $2.1 billion and $1.1 billion at March 31, 2003, December 31, 2002 and March 31, 2002, respectively. In general, these borrowings were unsecured and matured on the following business day. Should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted, the Company’s ability to obtain funding from these or other sources could be negatively impacted.

     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases is the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, at March 31, 2003 approximately $283 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities is included in note 5 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at March 31, 2003.

     As already discussed, in connection with M&T’s acquisition of Allfirst on April 1, 2003, M&T Bank issued $400 million of subordinated capital notes on March 31, 2003 to fund a portion of the cash consideration and to supplement regulatory capital. The Company had sufficient liquid assets to fund the remaining cash portion of the acquisition. On an ongoing basis, management closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Management does not currently anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would cause a significant strain on liquidity at either M&T or its subsidiary banks.

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

     The Company’s Asset-Liability Committee, which includes members of senior management, monitors interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit-gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and modifying or terminating existing interest rate swap agreements or entering into additional interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

     The accompanying table as of March 31, 2003 and December 31, 2002 displays the estimated impact on net interest income from non-trading financial instruments resulting from parallel changes in interest rates across repricing categories during the first modeling year. The information presented as of March 31, 2003 includes the projected impact of financial instruments obtained in connection with or in anticipation of the April 1, 2003 acquisition of Allfirst.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
(dollars in thousands)

	Calculated increase in
	projected net interest income
Changes in interest rates	March 31, 2003	December 31, 2002

+200 basis points	$12,141	12,223
+100 basis points	7,539	5,311
-100 basis points	5,778	12,507
-200 basis points	3,758	13,055

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

     The Company has historically engaged in limited trading activities to meet the financial needs of customers and to profit from perceived market opportunities. Financial instruments utilized in trading activities have included forward and futures contracts related to foreign currencies and mortgage-backed securities, U.S. Treasury and other government securities, mortgage-backed securities and interest rate contracts, such as swap agreements. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions as well as the type of trading activities conducted by the Company are subject to a well-defined series of potential loss exposure limits established by the Asset-Liability Committee, however as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.

     The notional amounts of interest rate contracts entered into for trading purposes totaled $1.4 billion at March 31, 2003 and 2002, and $1.3 billion at December 31, 2002. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $216 million, $203 million and $290 million at March 31, 2003, March 31, 2002 and December 31, 2002, respectively. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $49 million and $34 million, respectively, at March 31, 2003, $31 million and $18 million, respectively, at March 31, 2002, and $52 million and $36 million, respectively, at December 31, 2002. Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the first quarter of 2003 was $33 million, up from $24 million in the year-earlier quarter but equal to 2002’s fourth quarter. Net loan charge-offs were $25 million and $16 million during the quarters ended March 31, 2003 and 2002, respectively, and $31 million during the fourth quarter of 2002. Net charge-offs as an annualized percentage of average loans and leases were .39% in the recent quarter, compared with .26% and .48% in the first and fourth quarters of 2002, respectively. A summary of net charge-offs by loan type is presented below.

NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	First Quarter	First Quarter	Fourth Quarter
	2003	2002	2002

Commercial, financial, etc.	$12,237	3,422	15,008
Real estate:
Commercial	1,358	591	3,116
Residential	530	1,189	1,280
Consumer	10,667	10,777	11,678

	$24,792	15,979	31,082

     Nonperforming loans, consisting of nonaccrual and restructured loans, totaled $230 million or .88% of total loans and leases outstanding at March 31, 2003, compared with $182 million or .73% a year earlier and $215 million or .84% at December 31, 2002. The higher level of nonperforming loans at March 31, 2003 and December 31, 2002 compared with the March 31, 2002 total reflects prolonged weakness in the economy and its impact on the Company’s customers, and included four commercial loans having an aggregate outstanding balance of $55 million at March 31, 2003, of which three of those loans having an aggregate outstanding balance of $49 million were also nonperforming at December 31, 2002. None of these loans were classified as nonperforming at March 31, 2002. Accruing loans past due 90 days or more totaled $146 million or .56% of total loans and leases at March 31, 2003, compared with $148 million or .59% at March 31, 2002 and $154 million or .60% at December 31, 2002. Such loans include one-to-four family residential mortgage loans serviced by the Company and repurchased from the Government National Mortgage Association (“GNMA”). The repurchased loans totaled $120 million and $109 million as of March 31, 2003 and 2002, respectively, and $123 million at December 31, 2002. The outstanding principal balances of the repurchased loans are fully guaranteed by government agencies. The loans were repurchased to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. In general, the remaining portion of accruing loans past due 90 days or more were either also guaranteed by government agencies or well-secured by collateral.

     Reflecting the weakened economy and the previously noted loans totaling $55 million and $49 million at March 31, 2003 and December 31, 2002, respectively, nonperforming commercial loans and leases aggregated $110 million at March 31, 2003, $102 million at December 31, 2002 and $80 million at March 31, 2002. Nonperforming commercial real estate loans totaled $53 million at March 31, 2003, $39 million at March 31, 2002 and $49 million at December 31, 2002. Residential real estate loans classified as nonperforming were $39 million at March 31, 2003, compared with $37 million at March 31 and December 31, 2002. Residential real estate loans past due 90 days or more and accruing interest totaled $139 million at March 31, 2003, compared with $130 million a year earlier and $142 million at December 31, 2002. As already discussed, a substantial portion of such amounts relate to loans repurchased from GNMA which are fully guaranteed by government agencies. Nonperforming consumer loans and leases totaled $28 million at March 31, 2003, compared with $26 million at March 31, 2002 and $27 million at December 31, 2002. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .36% at March 31, 2003, compared with .41% and .37% at March 31 and December 31, 2002, respectively. Accruing consumer loans and leases past due 90 days or more were $4 million, $7 million and $3 million at March 31, 2003, March 31, 2002 and December 31, 2002, respectively.

     Assets acquired in settlement of defaulted loans were $17 million at March 31, 2003 and December 31, 2002, compared with $22 million at March 31, 2002.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2003		2002 Quarters
	First Quarter	Fourth	Third	Second	First

Nonaccrual loans	$222,334	207,038	218,617	159,468	173,197
Renegotiated loans	7,630	8,252	8,402	8,463	9,057

Total nonperforming loans	229,964	215,290	227,019	167,931	182,254
Real estate and other assets owned	16,976	17,380	20,458	22,198	21,594

Total nonperforming assets	$246,940	232,670	247,477	190,129	203,848

Accruing loans past due 90 days or more*	$146,355	153,803	147,867	128,127	148,038

Government guaranteed loans included in totals above
Nonperforming loans	$12,513	11,885	10,373	10,693	10,351
Accruing loans past due 90 days or more	123,697	129,114	114,432	109,189	115,097

Nonperforming loans to total loans and leases, net of unearned discount	.88%	.84%	.86%	.66%	.73%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.94%	.90%	.94%	.74%	.81%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.56%	.60%	.56%	.50%	.59%

*	Predominately residential mortgage loans and consumer loans.

     Management regularly assesses the adequacy of the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses at March 31, 2003. Factors considered by management when performing its assessment, in addition to general economic conditions and other general and borrower-specific factors described above, included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (iii) significant growth in loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis. Management believes that the allowance for credit losses at March 31, 2003 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $445 million, or 1.70% of total loans and leases at March 31, 2003, compared with $433 million or 1.72% a year earlier and $436 million or 1.70% at December 31, 2002. The ratio of the allowance for credit losses to nonperforming loans was 193% at the most recent quarter-end, compared with 238% a year earlier and 203% at December 31, 2002.

Other Income

Other income was $133 million in the first quarter of 2003, compared with $124 million in the year-earlier quarter and $138 million in the fourth quarter of 2002.

     Mortgage banking revenues totaled $34 million in 2003’s initial quarter, compared with $28 million in the first quarter of 2002 and $35 million in the final quarter of 2002. The low interest rate environment continued to produce a favorable environment for loan origination and refinancing activities. Residential mortgage loans originated for sale to other investors remained at historically high levels, totaling approximately $1.5 billion during the first quarter of 2003, compared with $1.3 billion in 2002’s first quarter and $1.9 billion in the fourth quarter of 2002. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans at fair market value aggregated $18 million in the first quarter of 2003 and the final 2002 quarter, compared with $14 million in the first quarter of 2002. Revenues from servicing residential mortgage loans for others were $14 million in the recent quarter and 2002’s fourth quarter, compared with $12 million in the first quarter of 2002. Residential mortgage loans serviced for others totaled $12.6 billion at March 31 and December 31, 2002, and $12.0 billion at March 31, 2002. Capitalized servicing assets, net of a valuation allowance for impairment, were $106 million at March 31, 2003, compared with $125 million at March 31, 2002 and $103 million at December 31, 2002. Residential mortgage loans held for sale totaled $897 million and $832 million at March 31, 2003 and 2002, respectively, and $1.1 billion at December 31, 2002. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $1.4 billion and $984 million, respectively, at March 31, 2003, $1.0 billion and $622 million, respectively, at March 31, 2002, and $1.5 billion and $825 million, respectively, at December 31, 2002. Net unrealized gains on loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $14 million and $8 million at March 31, 2003 and 2002, respectively, and $15 million at December 31, 2002.

     Service charges on deposit accounts were $43 million in the initial quarter of 2003, up from $40 million in the corresponding quarter of the previous year, but down slightly from $44 million in the fourth quarter of 2002. Higher transactional deposit account balances, which generate higher levels of service charges than non-transactional accounts, were a factor in the higher service charge income in the two most recent quarters compared with 2002’s first quarter. Trust income totaled $14 million in both the recent quarter and last year’s final quarter, down from $16 million in the first quarter of 2002, due in part to general declines in market values of equity securities in customer accounts upon which fees for certain trust services are determined. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $10 million in the first quarter of 2003, compared with $11 million and $9 million in the first and fourth quarters of 2002, respectively. Trading account and foreign exchange activity resulted in gains of $641 thousand during the quarter ended March 31, 2003, compared with gains of $1 million in each of 2002’s first and fourth quarters. Other revenues from operations totaled $30 million in the recent quarter, compared with $29 million in the corresponding quarter of 2002 and $34 million in the fourth quarter of 2002. Included in other revenues from operations is tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $8 million during each of the quarters noted above. Also included in other revenues from operations in 2002’s fourth quarter was a $5 million gain realized from the sale of a 12% portion of the $1.1 billion residential real estate loan securitization already discussed.

Other Expense

Other expense totaled $242 million in the initial quarter of 2003, 4% higher than $233 million in the year-earlier period, but down 4% from $251 million in 2002’s final quarter. Operating expenses, which exclude amortization of core deposit and other intangible assets and merger-related expenses, totaled $225 million in the first quarter of 2003, compared with $220 million in the year-earlier quarter and $239 million in the fourth quarter of 2002. Components of other expense considered to be nonoperating in nature and therefore excluded from the operating expense totals noted above were amortization of core deposit and other intangible assets of $12 million in the first quarter of 2003 and in the fourth quarter of 2002, and $14 million in the first quarter of 2002; and merger-related expenses of $5 million in the initial quarter of 2003. There were no merger-related expenses in the first or fourth quarters of 2002.

     Salaries and employee benefits expense totaled $124 million in the two most recent quarters, compared with $123 million in the first quarter of 2002. As already discussed, the Company began recognizing expense for stock-based compensation effective January 1, 2003. As a result, salaries and employee benefits expense in 2003’s first quarter included $10 million of stock-based compensation. Using the retroactive restatement method prescribed by SFAS No. 148, salaries and employee benefits expense for the first and fourth quarters of 2002 were each restated to also include $10 million of stock-based compensation.

     Excluding the nonoperating expense items previously noted, nonpersonnel expense totaled $101 million in the recent quarter, compared with $96 million in the first quarter of 2002 and $115 million in 2002’s fourth quarter. The most significant factor in the increase from the year-earlier period was higher expenses for amortization of capitalized residential mortgage loan servicing rights. The higher level of nonpersonnel expenses incurred in 2002’s fourth quarter was largely due to a $13 million provision for impairment of capitalized residential mortgage servicing rights. Reflecting the impact on customer refinancings of outstanding mortgage loans that the low interest rate environment was expected to have on residential mortgage prepayment speeds, the Company recognized impairment of certain strata of residential mortgage loan servicing rights in the fourth quarter of 2002. There was no provision for impairment of capitalized residential mortgage servicing rights in the first quarter of 2003 or 2002.

     The efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and other income (exclusive of securities transactions) measures how much of the Company’s revenue is consumed by operating expenses. Excluding gains from sales of bank investment securities from other income, the efficiency ratio improved to 49.8% during the first quarter of 2003, down from 51.3% in the year-earlier period and 51.7% in the fourth quarter of 2002. Operating expenses do not include the merger-related expenses and amortization of core deposit and other intangible assets noted above. If amortization of core deposit and other intangible assets were included in operating expenses, the efficiency ratio for the three month periods ended March 31, 2003, March 31, 2002 and December 31, 2002 would have been 52.4%, 54.4% and 54.2%, respectively.

Capital

Stockholders’ equity at March 31, 2003 was $3.3 billion and represented 9.91% of total assets, compared with $3.0 billion or 9.48% a year earlier and $3.2 billion or 9.66% at December 31, 2002. Stockholders’ equity per share was $35.81 at March 31, 2003, up from $31.89 and $34.82 at March 31 and December 31, 2002, respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $23.13 at March 31, 2003, compared with $18.90 a year earlier and $22.04 at December 31, 2002.

     In November 2001, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. However, M&T discontinued purchases of its common stock during the third quarter of 2002, determining instead that it would use the Company’s internal generation of capital to support the acquisition of Allfirst. Prior thereto, a total of 3,632,098 shares of common stock had been repurchased pursuant to the authorization at an average cost per share of $78.49.

     Included in stockholders’ equity at March 31, 2003 was accumulated other comprehensive income, which reflected a gain of $50 million, or $.54 per common share, representing the net after-tax impact of unrealized gains on investment securities classified as available for sale, compared with unrealized gains of $12 million, or $.13 per share, at March 31, 2002 and $55 million, or $.60 per share, at December 31, 2002. Such unrealized gains are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Accumulated other comprehensive income also reflects an unrealized loss of $421 thousand at March 31, 2003, compared with an unrealized gain of $296 thousand a year earlier and an unrealized loss of $622 thousand at December 31, 2002, representing the after-tax estimated fair values of interest rate swap agreements designated as cash flow hedges.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $318 million carrying value of trust preferred securities as described in note 5 of Notes to Financial Statements. As of March 31, 2003, total capital further included $939 million of subordinated notes issued by M&T Bank. The April 1, 2003 acquisition of Allfirst reduced the capital ratios of the Company and M&T Bank. However, following the acquisition, such capital ratios still exceed the regulatory guidelines for a well-capitalized institution.

     The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or cash net income (reduced by the impact of merger-related expenses) less dividends paid expressed as an annualized percentage of regulatory “core capital” at the beginning of each period, was 18.15% during the first quarter of 2003, compared with 20.47% and 18.52% in the first and fourth quarters of 2002, respectively.

     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A. as of March 31, 2003 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
March 31, 2003

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.

Core capital	8.34%	8.14%	21.53%
Total capital	12.90%	12.74%	22.45%
Leverage	7.45%	7.28%	13.42%

Segment Information

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 6 of Notes to Financial Statements.

     The Commercial Banking segment contributed $23 million to the Company’s net income in the first quarter of 2003, down 22% from $29 million in the first quarter of 2002, but slightly higher than the $22 million earned in the fourth quarter of 2002. An increase in net loan charge-offs was the primary factor contributing to the year-over-year decline in this segment’s net income.

     Net income for the Commercial Real Estate segment was $23 million in the first quarter of 2003, compared with $22 million and $24 million in the first and fourth quarters of 2002, respectively. The increase from the initial quarter of 2002 was due largely to a $3 million increase in net interest income, the result of a 14 basis point widening of the net interest margin on loans and a 4% increase in loan balances outstanding, offset, in part, by a $1 million increase in net charge-offs. The decrease from the immediately preceding quarter was primarily due to a $1 million decrease in net interest income, the result of a lower net interest margin on escrow deposit balances.

     Net income earned by the Discretionary Portfolio segment totaled $14 million in the first quarter of 2003, compared with $16 million and $18 million in the first and fourth quarters of 2002, respectively. The unfavorable variance from the fourth quarter of 2002 was predominately the result of the $5 million gain recognized in November 2002 from the sale of a 12% portion of the $1.1 billion residential mortgage loan securitization transaction previously discussed. The decrease from the initial quarter of 2002 was due to a $2 million decrease in net interest income, resulting from a 5% decrease in earning asset balances outstanding, and higher amortization of capitalized residential mortgage loan servicing rights attributable to securitized residential mortgage loans held by this segment.

     The Residential Mortgage Banking segment’s net income for the first quarter of 2003 was $17 million, up 24% from $14 million in the year-earlier quarter and 65% higher than $10 million in the final quarter of 2002. The increase from the previous year’s first quarter was attributable to a $9 million increase in revenues from loan origination and sales activities, including gains from sales of loans to the Company’s Discretionary Portfolio segment, and increased loan servicing revenues of $1 million. Partially offsetting these higher revenues were an increase in amortization of capitalized mortgage servicing rights and higher other operating costs of $6 million. The improvement from 2002’s fourth quarter was largely the result of a $12 million provision for impairment of capitalized residential mortgage loan servicing rights recognized in the fourth quarter of 2002. There was no similar provision in the first quarter of 2003 or 2002.

     The Retail Banking segment contributed net income of $40 million in the first quarter of 2003, slightly higher than the first quarter of 2002, but up 12% from $36 million in the fourth quarter of 2002. The increase in net income contribution from the fourth quarter of 2002 was due to a $13 million, or 11%, decrease in advertising, professional services and other operating expenses, partially offset by a $7 million, or 5%, decrease in net interest income, largely due to a 15 basis point decrease in the interest margin attributable to deposits.

     The “All Other” category consists largely of other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131. Included in this category are the amortization of core deposit and other intangible assets, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components comprising the “All Other” category resulted in net losses of $1 million and $7 million in the first quarter of 2003 and 2002, respectively, and net income of $8 million in the fourth quarter of 2002. The recent quarter’s variances from the earlier quarters were largely the result of merger-related expenses resulting from acquisitions and the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses.

Recent Accounting Developments

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 had no effect on the Company’s consolidated financial statements for the quarter ended March 31, 2003.

     In June 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 addresses a number of different issues and was or is effective at various dates in 2002 and 2003, with earlier application encouraged. None of the provisions of SFAS No. 145 had or are expected to have a material impact on the Company’s consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 does not apply to costs associated with an exit activity that involves an entity newly acquired in a business combination. The Company adopted SFAS No. 146 effective January 1, 2003, and does not believe that such adoption will have a material impact on the Company’s consolidated financial position, but that adoption could affect the timing of when certain costs associated with exit or disposal activities are recognized in future periods. The adoption had no effect on the Company’s results of operations during the first quarter of 2003.

     FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has complied with the required disclosure requirements. The recognition and measurement provisions of FASB Interpretation No. 45 were adopted effective January 1,

2003. Such adoption did not have a material impact on the Company’s consolidated financial statements for the quarter ended March 31, 2003.

     FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. FASB Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to change its accounting for its existing interests in variable interest entities upon adoption of the consolidation provisions of FASB Interpretation No. 46.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designated after June 30, 2003. Provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective dates. All provisions of SFAS No. 149 should be applied prospectively, except for paragraphs 7(a) and 23(a), which relate to forward purchases or sales of “when-issued” securities or other securities that do not yet exist, which should be applied to both existing contracts and new contracts entered into after June 30, 2003. The provisions of SFAS No. 149 are not expected to have a material impact on the Company’s consolidated financial statements.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law or regulation.

     Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; credit losses; sources of liquidity; common shares outstanding; common stock price volatility; fair value and number of stock options to be issued in future periods; legislation affecting the financial services industry as a whole, and M&T and its subsidiaries individually or collectively; regulatory supervision and oversight, including required capital levels; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes, including environmental regulations; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and material differences in the actual financial results of merger and acquisition activities compared with the Company’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2003 First Quarter			2002 Fourth Quarter			2002 Third Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$5,340	$60,441	4.59%	5,273	64,190	4.83%	5,181	66,239	5.07%
Real estate — commercial	9,687	159,101	6.57	9,650	163,064	6.76	9,536	164,406	6.90
Real estate — consumer	3,181	51,476	6.47	3,638	60,952	6.70	4,147	72,318	6.98
Consumer	7,581	117,839	6.30	7,303	122,029	6.63	6,964	119,805	6.83

Total loans and leases, net	25,789	388,857	6.11	25,864	410,235	6.29	25,828	422,768	6.49

Money-market assets
Interest-bearing deposits at banks	8	14	.72	7	15	.83	6	21	1.43
Federal funds sold and agreements to resell securities	554	1,744	1.28	487	1,808	1.47	103	458	1.77
Trading account	15	62	1.62	15	67	1.71	12	51	1.68

Total money-market assets	577	1,820	1.28	509	1,890	1.47	121	530	1.74

Investment securities**
U.S. Treasury and federal agencies	1,147	16,213	5.73	1,163	17,893	6.10	1,327	21,461	6.42
Obligations of states and political subdivisions	242	3,775	6.25	252	4,025	6.39	278	4,332	6.24
Other	2,249	28,517	5.14	2,330	27,472	4.68	1,337	15,710	4.66

Total investment securities	3,638	48,505	5.41	3,745	49,390	5.23	2,942	41,503	5.60

Total earning assets	30,004	439,182	5.94	30,118	461,515	6.08	28,891	464,801	6.38

Allowance for credit losses	(445)			(442)			(440)
Cash and due from banks	729			757			738
Other assets	2,773			2,741			2,719

Total assets	$33,061			33,174			31,908

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$789	708	.36	794	902	.45	753	1,024	.54
Savings deposits	9,623	22,684	.96	9,355	25,538	1.08	8,950	27,797	1.23
Time deposits	5,877	38,111	2.63	6,673	46,213	2.75	7,154	54,168	3.00
Deposits at foreign office	1,052	3,123	1.20	934	3,360	1.43	458	1,793	1.55

Total interest-bearing deposits	17,341	64,626	1.51	17,756	76,013	1.70	17,315	84,782	1.94

Short-term borrowings	3,490	11,152	1.30	3,651	13,818	1.50	3,199	14,197	1.76
Long-term borrowings	4,838	43,814	3.67	4,486	46,527	4.11	4,306	47,101	4.34

Total interest-bearing liabilities	25,669	119,592	1.89	25,893	136,358	2.09	24,820	146,080	2.34

Noninterest-bearing deposits	3,737			3,752			3,676
Other liabilities	388			394			382

Total liabilities	29,794			30,039			28,878

Stockholders’ equity	3,267			3,135			3,030

Total liabilities and stockholders’ equity	$33,061			33,174			31,908

Net interest spread			4.05			3.99			4.04
Contribution of interest-free funds			.27			.29			.34

Net interest income/margin on earning assets		$319,590	4.32%		325,157	4.28%		318,721	4.38%

* Includes nonaccrual loans.
**Includes available for sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2002 Second Quarter			2002 First Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$5,070	$66,255	5.24%	5,059	65,183	5.23%
Real estate — commercial	9,432	167,227	7.09	9,371	166,685	7.11
Real estate — consumer	4,129	73,025	7.07	4,441	78,760	7.09
Consumer	6,583	114,871	7.00	6,238	110,462	7.18

Total loans and leases, net	25,214	421,378	6.70	25,109	421,090	6.80

Money-market assets
Interest-bearing deposits at banks	5	22	1.63	5	18	1.61
Federal funds sold and agreements to resell securities	255	1,119	1.76	245	1,070	1.77
Trading account	13	57	1.79	12	72	2.30

Total money-market assets	273	1,198	1.76	262	1,160	1.80

Investment securities**
U.S. Treasury and federal agencies	1,319	20,933	6.36	1,360	21,125	6.30
Obligations of states and political subdivisions	289	4,754	6.58	296	4,717	6.37
Other	1,280	16,783	5.26	1,254	16,694	5.40

Total investment securities	2,888	42,470	5.90	2,910	42,536	5.93

Total earning assets	28,375	465,046	6.57	28,281	464,786	6.67

Allowance for credit losses	(439)			(433)
Cash and due from banks	709			724
Other assets	2,704			2,718

Total assets	$31,349			31,290

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$757	1,055	.56	738	919	.51
Savings deposits	8,822	26,973	1.23	8,459	26,973	1.29
Time deposits	7,642	63,722	3.34	8,141	72,898	3.63
Deposits at foreign office	404	1,516	1.51	479	1,791	1.52

Total interest-bearing deposits	17,625	93,266	2.12	17,817	102,581	2.33

Short-term borrowings	2,677	11,825	1.77	2,963	12,883	1.76
Long-term borrowings	4,121	46,858	4.56	3,725	44,663	4.86

Total interest-bearing liabilities	24,423	151,949	2.50	24,505	160,127	2.65

Noninterest-bearing deposits	3,585			3,455
Other liabilities	363			370

Total liabilities	28,371			28,330

Stockholders’ equity	2,978			2,960

Total liabilities and stockholders’ equity	$31,349			31,290

Net interest spread			4.07			4.02
Contribution of interest-free funds			.36			.35

Net interest income/margin on earning assets		$313,097	4.43%		304,659	4.37%

* Includes nonaccrual loans.
**Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

QUARTERLY TRENDS

	2003		2002 Quarters
	First Quarter	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$439,182	461,515	464,801	465,046	464,786
Interest expense	119,592	136,358	146,080	151,949	160,127

Net interest income	319,590	325,157	318,721	313,097	304,659
Less: provision for credit losses	33,000	33,000	37,000	28,000	24,000
Other income	132,847	138,178	128,346	121,179	124,228
Less: other expense	242,278	251,089	243,971	233,267	233,284

Income before income taxes	177,159	179,246	166,096	173,009	171,603
Applicable income taxes	56,998	57,396	52,432	54,881	54,427
Taxable-equivalent adjustment	3,623	3,299	3,530	3,621	3,599

Net income	$116,538	118,551	110,134	114,507	113,577

Per common share data
Basic earnings	$1.26	1.29	1.20	1.23	1.22
Diluted earnings	1.23	1.25	1.16	1.19	1.18
Cash dividends	$.30	.30	.25	.25	.25
Average common shares outstanding
Basic	92,399	92,060	92,017	92,608	93,265
Diluted	95,062	94,950	94,942	95,917	96,300

Performance ratios, annualized
Return on
Average assets	1.43%	1.42%	1.37%	1.47%	1.47%
Average common stockholders’ equity	14.46%	15.00%	14.42%	15.43%	15.56%
Net interest margin on average earning assets (taxable-equivalent basis)	4.32%	4.28%	4.38%	4.43%	4.37%
Nonperforming loans to total loans and leases, net of unearned discount	.88%	.84%	.86%	.66%	.73%
Efficiency ratio (a)	52.37%	54.20%	54.49%	53.69%	54.41%

Cash (tangible) operating results (b)
Net income (in thousands)	$127,231	125,760	118,090	123,040	122,370
Diluted net income per common share	1.34	1.32	1.24	1.28	1.27
Annualized return on
Average tangible assets	1.62%	1.56%	1.53%	1.64%	1.65%
Average tangible common stockholders’ equity	24.68%	25.54%	25.46%	27.75%	28.41%
Efficiency ratio (a)	49.81%	51.65%	51.59%	50.67%	51.26%

Balance sheet data
In millions, except per share
Average balances
Total assets	$33,061	33,174	31,908	31,349	31,290
Earning assets	30,004	30,118	28,891	28,375	28,281
Investment securities	3,638	3,745	2,942	2,888	2,910
Loans and leases, net of unearned discount	25,789	25,864	25,828	25,214	25,109
Deposits	21,078	21,508	20,991	21,210	21,272
Stockholders’ equity	3,267	3,135	3,030	2,978	2,960

At end of quarter
Total assets	$33,444	33,201	34,173	31,708	31,317
Earning assets	30,396	30,027	30,749	28,627	28,337
Investment securities	4,146	3,955	4,181	2,961	2,861
Loans and leases, net of unearned discount	26,224	25,728	26,309	25,604	25,138
Deposits	21,924	21,665	22,540	21,858	21,624
Stockholders’ equity	3,313	3,208	3,083	3,000	2,968
Equity per common share	35.81	34.82	33.52	32.54	31.89
Tangible equity per common share	23.13	22.04	20.63	19.58	18.90

Market price per common share
High	$84.48	85.08	86.50	90.05	82.24
Low	74.71	67.70	70.09	79.80	71.19
Closing	78.58	79.35	78.81	85.76	80.37

(a)	Excludes impact of merger-related expenses and net securities transactions.
(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of cash (tangible) operating results with net income is included on page 17.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

     (a)  Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-14(c) and 15d-14(c)), Robert G. Wilmers, Chairman of the Board, President and Chief Executive Officer, and Michael P. Pinto, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of March 31, 2003.

     (b)  Changes in internal controls. There were no significant changes in M&T’s internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2003 through the date of this Quarterly Report on Form 10-Q, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     (None)

Item 5. Other Information.

     (None)

Item 6. Exhibits and Reports on Form 8-K.

     (a)  The following exhibits are filed as a part of this report.

  Exhibit
    No.

3.3	Certificate of Amendment of the Certificate of Incorporation of M&T Bank Corporation dated March 4, 2003, effective as of March 25, 2003.

3.4	Certificate of Amendment of the Certificate of Incorporation of M&T Bank Corporation dated March 28, 2003, effective as of April 1, 2003.

3.5	Bylaws of M&T Bank Corporation as adopted on October 15, 2002 and effective as of April 1, 2003.

4.23	Registration Rights Agreement dated April 1, 2003 between M&T Bank Corporation and Allied Irish Banks, p.l.c.

99.1	Certification of Chief Executive Officer Under 18 U.S.C. §1350.

99.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350.

     (b)  Reports on Form 8-K. The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarterly period ended March 31, 2003:

     On January 16, 2003, M&T filed a Current Report on Form 8-K dated January 10, 2003 to disclose that M&T had announced its results of operations for the fiscal year ended December 31, 2002 by means of a news release.

     On January 28, 2003, M&T filed a Current Report on Form 8-K/A to amend the filing of its Current Report on Form 8-K dated January 16, 2003 to include the definitive news release announcing M&T’s results of operations for the year ended December 31, 2002, superceding the news release filed with Form 8-K on January 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 15, 2003	By: /s/ Michael P. Pinto Michael P. Pinto Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Robert G. Wilmers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of M&T Bank Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

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

Date: May 15, 2003

By:	/s/ Michael P. Pinto
Michael P. Pinto
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

3.3	Certificate of Amendment of the Certificate of Incorporation of M&T Bank Corporation dated March 4, 2003, effective as of March 25, 2003. Filed herewith.

3.4	Certificate of Amendment of the Certificate of Incorporation of M&T Bank Corporation dated March 28, 2003, effective as of April 1, 2003. Filed herewith.

3.5	Bylaws of M&T Bank Corporation as adopted on October 15, 2002 and effective as of April 1, 2003. Filed herewith.

4.23	Registration Rights Agreement dated April 1, 2003 between M&T Bank Corporation and Allied Irish Banks, p.l.c. Filed herewith

99.1	Certification of Chief Executive Officer Under 18 U.S.C. §1350 Filed herewith.

99.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350 Filed herewith.