Form 10-Q
period 2003-06-30
M&T BANK CORP
filed 2003-08-12
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Number of shares of the registrant’s Common Stock, $.50 par value, outstanding as of the close of business on August 6, 2003: 119,615,534 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2003

Table of Contents of Information Required in Report		Page

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	CONSOLIDATED BALANCE SHEET —
	June 30, 2003 and December 31, 2002	3

	CONSOLIDATED STATEMENT OF INCOME —
	Three and six months ended June 30, 2003 and 2002	4

	CONSOLIDATED STATEMENT OF CASH FLOWS —
	Six months ended June 30, 2003 and 2002	5

	CONSOLIDATED STATEMENT OF CHANGES IN
	STOCKHOLDERS’ EQUITY — Six months ended June 30, 2003 and 2002	6

	CONSOLIDATED SUMMARY OF CHANGES IN
	ALLOWANCE FOR CREDIT LOSSES — Six months ended June 30, 2003 and 2002	6

	NOTES TO FINANCIAL STATEMENTS	7

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of
	Operations.	21

Item 3	Quantitative and Qualitative Disclosures
	About Market Risk.	49

Item 4.	Controls and Procedures.	49

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.	49

Item 2.	Changes in Securities and Use of Proceeds.	49

Item 3.	Defaults Upon Senior Securities.	49

Item 4.	Submission of Matters to a Vote of Security
	Holders.	50

Item 5.	Other Information.	50

Item 6.	Exhibits and Reports on Form 8-K.	51

SIGNATURES		52

EXHIBIT INDEX		53

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		June 30,	December 31,
Dollars in thousands, except per share		2003	2002

Assets	Cash and due from banks	$2,565,621	963,772
	Money-market assets
	Interest-bearing deposits at banks	10,825	7,856
	Federal funds sold and agreements to resell securities	11,786	320,359
	Trading account	266,318	51,628

	Total money-market assets	288,929	379,843

	Investment securities
	Available for sale (cost: $5,427,641 at June 30, 2003; $3,508,300 at December 31, 2002)	5,513,851	3,599,135
	Held to maturity (market value: $120,243 at June 30, 2003; $87,893 at December 31, 2002)	116,579	86,397
	Other (market value: $315,103 at June 30, 2003; $269,618 at December 31, 2002)	315,103	269,618

	Total investment securities	5,945,533	3,955,150

	Loans and leases	37,293,523	25,936,942
	Unearned discount	(291,967)	(209,158)
	Allowance for credit losses	(603,501)	(436,472)

	Loans and leases, net	36,398,055	25,291,312

	Premises and equipment	413,590	238,986
	Goodwill	2,904,081	1,097,553
	Core deposit and other intangible assets	283,936	118,790
	Accrued interest and other assets	1,599,383	1,155,775

	Total assets	$50,399,128	33,201,181

Liabilities	Noninterest-bearing deposits	$8,764,640	4,072,085
	NOW accounts	1,189,175	1,029,060
	Savings deposits	14,256,459	9,156,678
	Time deposits	6,919,085	6,246,384
	Deposits at foreign offices	1,409,414	1,160,716

	Total deposits	32,538,773	21,664,923

	Federal funds purchased and agreements to repurchase securities	3,561,951	2,067,834
	Other short-term borrowings	1,069,395	1,361,580
	Accrued interest and other liabilities	1,036,791	400,991
	Long-term borrowings	6,758,781	4,497,374

	Total liabilities	44,965,691	29,992,702

Stockholders’ equity	Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
	Common stock, $.50 par, 250,000,000 shares authorized, 119,393,426 shares issued at June 30, 2003; 97,139,347 shares issued at December 31, 2002	59,697	48,570
	Common stock issuable, 125,722 shares at June 30, 2003; 126,670 shares at December 31, 2002	6,378	6,190
	Additional paid-in capital	2,830,135	1,192,998
	Retained earnings	2,484,861	2,297,848
	Accumulated other comprehensive income, net	52,366	54,772
	Treasury stock — common, at cost — none at June 30, 2003; 5,110,736 shares at December 31, 2002	—	(391,899)

	Total stockholders’ equity	5,433,437	3,208,479

	Total liabilities and stockholders’ equity	$50,399,128	33,201,181

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended June 30		Six months ended June 30
In thousands, except per share		2003	2002	2003	2002

Interest income	Loans and leases, including fees	$516,396	420,203	$903,761	840,146
	Money-market assets
	Deposits at banks	41	22	55	40
	Federal funds sold and agreements to resell securities	46	1,119	1,790	2,189
	Trading account	200	48	248	106
	Investment securities
	Fully taxable	55,662	35,043	98,031	69,940
	Exempt from federal taxes	4,051	4,990	8,070	10,191

	Total interest income	576,396	461,425	1,011,955	922,612

Interest expense	NOW accounts	905	1,055	1,613	1,974
	Savings deposits	28,584	26,973	51,268	53,946
	Time deposits	44,825	63,722	82,936	136,620
	Deposits at foreign offices	2,882	1,516	6,005	3,307
	Short-term borrowings	14,581	11,825	25,733	24,708
	Long-term borrowings	53,729	46,858	97,543	91,521

	Total interest expense	145,506	151,949	265,098	312,076

	Net interest income	430,890	309,476	746,857	610,536
	Provision for credit losses	36,000	28,000	69,000	52,000

	Net interest income after provision for credit losses	394,890	281,476	677,857	558,536

Other income	Mortgage banking revenues	43,915	23,281	78,379	51,193
	Service charges on deposit accounts	85,882	40,811	129,231	80,336
	Trust income	33,640	15,318	47,839	31,123
	Brokerage services income	14,361	12,078	24,409	22,997
	Trading account and foreign exchange gains	5,689	386	6,330	1,429
	Gain (loss) on sales of bank investment securities	250	(170)	483	1
	Other revenues from operations	49,160	29,475	79,073	58,328

	Total other income	232,897	121,179	365,744	245,407

Other expense	Salaries and employee benefits	205,481	125,701	329,555	249,155
	Equipment and net occupancy	47,896	25,727	75,047	52,931
	Printing, postage and supplies	10,926	5,871	17,939	11,904
	Amortization of core deposit and other intangible assets	22,671	13,142	34,269	26,685
	Other costs of operations	144,173	62,826	216,615	125,876

	Total other expense	431,147	233,267	673,425	466,551

	Income before taxes	196,640	169,388	370,176	337,392
	Income taxes	62,600	54,881	119,598	109,308

	Net income	$134,040	114,507	$250,578	228,084

	Net income per common share
	Basic	$1.12	1.23	$2.36	2.45
	Diluted	1.10	1.19	2.30	2.37
	Cash dividends per common share	$.30	.25	$.60	.50
	Average common shares outstanding
	Basic	119,393	92,608	105,971	92,934
	Diluted	122,366	95,917	108,789	96,107

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Six months ended June 30
In thousands		2003	2002

Cash flows from	Net income	$250,578	228,084
operating activities	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	69,000	52,000
	Depreciation and amortization of premises and equipment	28,460	19,846
	Amortization of capitalized servicing rights	24,131	18,325
	Amortization of core deposit and other intangible assets	34,269	26,685
	Provision for deferred income taxes	9,400	(18,494)
	Asset write-downs	241	643
	Net (gain) loss on sales of assets	(187)	205
	Net change in accrued interest receivable, payable	1,908	(18,907)
	Net change in other accrued income and expense	(19,727)	(1,476)
	Net change in loans held for sale	55,046	360,364
	Net change in trading account assets and liabilities	(19,255)	(699)

	Net cash provided by operating activities	433,864	666,576

Cash flows from	Proceeds from sales of investment securities
investing activities	Available for sale	68,272	15,186
	Other	78,934	5,528
	Proceeds from maturities of investment securities
	Available for sale	1,220,610	357,732
	Held to maturity	35,043	56,090
	Purchases of investment securities
	Available for sale	(1,941,511)	(289,078)
	Held to maturity	(58,860)	(39,860)
	Other	(72,308)	(27,472)
	Additions to capitalized servicing rights	(30,972)	(34,034)
	Net increase in loans and leases	(1,125,021)	(820,133)
	Acquisitions, net of cash and cash equivalents acquired:
	Banks and bank holding companies	2,133,823	(2,000)
	Capital expenditures, net	(12,242)	(5,739)
	Other, net	50,909	14,272

	Net cash provided (used) by investing activities	346,677	(769,508)

Cash flows from	Net increase (decrease) in deposits	(53,223)	280,474
financing activities	Net decrease in short-term borrowings	(408,856)	(801,502)
	Proceeds from long-term borrowings	1,299,568	800,792
	Payments on long-term borrowings	(282,388)	(52,657)
	Purchases of treasury stock	—	(208,735)
	Dividends paid — common	(63,488)	(46,336)
	Other, net	21,122	32,565

	Net cash provided by financing activities	512,735	4,601

	Net increase (decrease) in cash and cash equivalents	$1,293,276	(98,331)
	Cash and cash equivalents at beginning of period	1,284,131	1,006,750
	Cash and cash equivalents at end of period	$2,577,407	908,419

Supplemental	Interest received during the period	$1,022,218	924,315
disclosure of cash	Interest paid during the period	281,725	331,312
flow information	Income taxes paid during the period	154,127	136,435

Supplemental schedule of	Real estate acquired in settlement of loans	$10,970	11,944
noncash investing and	Acquisition of banks and bank holding companies:
financing activities	Common stock issued	1,993,956	—
	Fair value of:
	Assets acquired (noncash)	14,356,836	—
	Liabilities assumed	14,496,703	—

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income, net	stock	Total

2002
Balance — January 1, 2002, as previously reported	$—	48,570	6,162	1,096,340	2,017,700	22,819	(252,140)	2,939,451
Retroactive restatement adjustment for stock-based compensation (see note 4)	—	—	—	98,602	(79,613)	—	—	18,989

Balance — January 1, 2002, as restated	—	48,570	6,162	1,194,942	1,938,087	22,819	(252,140)	2,958,440
Comprehensive income:
Net income	—	—	—	—	228,084	—	—	228,084
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—	—	12,619	—	12,619
Unrealized losses on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	(84)	—	(84)

								240,619
Purchases of treasury stock	—	—	—	—	—	—	(208,735)	(208,735)
Stock-based compensation plans:
Stock option plans:
Compensation expense	—	—	—	20,102	—	—	—	20,102
Exercises	—	—	—	(36,287)	—	—	71,101	34,814
Directors’ stock plan	—	—	—	2	—	—	475	477
Deferred compensation plans, net,
including dividend equivalents	—	—	52	(248)	(64)	—	594	334
Common stock cash dividends — $.50 per share	—	—	—	—	(46,336)	—	—	(46,336)

Balance — June 30, 2002	$—	48,570	6,214	1,178,511	2,119,771	35,354	(388,705)	2,999,715

2003
Balance — January 1, 2003, as previously reported	$—	48,570	6,190	1,058,389	2,405,801	54,772	(391,899)	3,181,823
Retroactive restatement adjustment for stock-based compensation (see note 4)	—	—	—	134,609	(107,953)	—	—	26,656

Balance — January 1, 2003, as restated	—	48,570	6,190	1,192,998	2,297,848	54,772	(391,899)	3,208,479
Comprehensive income:
Net income	—	—	—	—	250,578	—	—	250,578
Other comprehensive income, net of tax:
Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(2,857)	—	(2,857)
Unrealized gains on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	451	—	451

								248,172
Acquisition of Allfirst Financial Inc. — common stock issued		10,969		1,617,034			365,953	1,993,956
Repayment of management stock ownership program receivable	—	—	—	22	—	—	—	22
Stock-based compensation plans:
Compensation expense	—	—	—	20,204	—	—	—	20,204
Exercises	—	156	—	(222)	—	—	25,288	25,222
Directors’ stock plan	—	2	—	274	—	—	175	451
Deferred compensation plans, net, including dividend equivalents	—	—	188	(175)	(77)	—	483	419
Common stock cash dividends — $.60 per share	—	—	—	—	(63,488)	—	—	(63,488)

Balance — June 30, 2003	$—	59,697	6,378	2,830,135	2,484,861	52,366	—	5,433,437

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Six months ended June 30
In thousands	2003	2002

Beginning balance	$436,472	425,008
Provision for credit losses	69,000	52,000
Allowance obtained through acquisition	146,300	—
Net charge-offs
Charge-offs	(60,312)	(48,826)
Recoveries	12,041	8,213

Total net charge-offs	(48,271)	(40,613)

Ending balance	$603,501	436,395

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

2.     Acquisition of Allfirst Financial Inc.

On April 1, 2003, M&T completed the acquisition of Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland, from Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland. Allfirst was merged with and into M&T on that date. Allfirst Bank, Allfirst’s primary banking subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), a wholly owned subsidiary of M&T, on that date. Allfirst Bank operated 269 banking offices in Maryland, Pennsylvania, Virginia and the District of Columbia at the date of acquisition. The results of operations acquired in the Allfirst transaction have been included in the Company’s financial results since April 1, 2003. Acquired assets on April 1, 2003 totaled $16 billion, including $10 billion of loans and leases, liabilities assumed aggregated $14 billion, including $11 billion of deposits, and $2 billion was added to stockholders’ equity. AIB received 26,700,000 shares of M&T common stock valued at $2 billion (based on the market value of M&T common stock at the time the terms of the merger were agreed to and announced by M&T and AIB in September 2002) and $886 million in cash in exchange for all outstanding Allfirst common shares. The Company incurred merger expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company during the three and six-month periods ended June 30, 2003 of $33 million ($22 million after tax effect) and $39 million ($25 million after tax effect), respectively. Those merger-related expenses consisted largely of expenses for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to customers of Allfirst; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices. The Company will incur additional merger-related expenses in future quarters as systems conversions and integration of operations continue.

The acquisition of Allfirst represented a major geographic expansion by M&T and created a strong Mid-Atlantic banking franchise. Following the acquisition, the Company offers a broad range of products and services through its banking offices in six states and the District of Columbia. Management expects that M&T will benefit from greater geographic diversity and the benefits of scale associated with a larger company. As part of the purchase price allocation at April 1, 2003, M&T recorded $1.8 billion of goodwill, $136 million of core deposit intangible and $64 million of other intangible assets. The weighted average amortization period for newly acquired core deposit intangible and other intangible assets were eight years and seven years, respectively. Information regarding the allocation of goodwill recorded as a result of the Allfirst acquisition to the Company’s reportable segments, as well as the carrying amounts and amortization of core deposit and other intangible assets, is provided in note 3.

Disclosed below is certain pro forma information for 2003 as if Allfirst had been acquired on January 1, 2003 and for 2002 as if Allfirst had been acquired at the beginning of each interim period presented. These results combine the historical results of Allfirst into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated dates. In particular, expenses related to systems conversions and other costs of integration are included in the 2003 periods in

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.     Acquisition of Allfirst Financial Inc., continued

which such costs were incurred and, additionally, the Company expects to achieve further operating cost savings as a result of the acquisition which are not reflected in the pro forma amounts presented below. Further, pro forma net income amounts for the three months and six months ended June 30, 2002 include $3,714,000 and $13,714,000, respectively, of expenses related to the fraudulent foreign exchange trading activities announced by Allfirst on February 6, 2002.

	Pro forma
	Three months ended	Six months ended
	June 30	June 30
	2002	2003	2002

	(in thousands, except per share)
Interest income	$641,405	1,152,661	1,301,400
Other income	199,924	457,704	396,759
Net income	123,799	275,192	260,337
Diluted earnings per common share	$1.01	2.25	2.12

3.     Goodwill and other intangible assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company ceased amortizing goodwill associated with corporate acquisitions effective January 1, 2002. The Company continues to amortize core deposit and other intangible assets over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount

	(in thousands)
June 30, 2003
Core deposit	$385,725	170,112	215,613
Other	98,666	30,343	68,323

Total	$484,391	200,455	283,936

December 31, 2002
Core deposit	$249,960	143,272	106,688
Other	35,016	22,914	12,102

Total	$284,976	166,186	118,790

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The remaining weighted average amortization period as of June 30, 2003 was approximately six years. Amortization expense for core deposit and other intangible assets was $22,671,000 and $13,142,000 for the three months ended June 30, 2003 and 2002, respectively, and $34,269,000 and $26,685,000 for the six months ended June 30, 2003 and 2002, respectively. Estimated amortization of intangible assets for the remainder of 2003 and in future years is as follows:

(in thousands)
2003	$43,845
2004	73,778
2005	55,375
2006	41,668
2007	28,420
Later years	40,850

$283,936

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.     Goodwill and other intangible assets, continued

The resulting goodwill from the Allfirst acquisition is not tax deductible. A summary of goodwill assigned to each of the Company’s reportable segments as of June 30, 2003 was as follows:

		Prior
	Allfirst	acquisitions	Total

	(in thousands)
Commercial Banking	$602,153	236,012	838,165
Commercial Real Estate	140,283	114,883	255,166
Discretionary Portfolio	—	—	—
Residential Mortgage Banking	—	—	—
Retail Banking	813,361	627,564	1,440,925
All Other	250,731	119,094	369,825

Total	$1,806,528	1,097,553	2,904,081

4.     Stock-based compensation

Effective January 1, 2003, the Company began recognizing expense for stock-based compensation using the fair value based method of accounting described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. As a result, salaries and employee benefits expense in each of the first and second quarters of 2003 included $10 million of stock-based compensation, resulting in a reduction of net income in each quarter of $7 million, or $.08 per diluted share in the initial 2003 quarter and $.06 per diluted share in the second quarter of 2003. The Company has chosen the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123. As a result, financial information for all prior periods presented have been restated to reflect the salaries and employee benefits expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees after January 1, 1995. The use of the retroactive restatement method resulted in the restatement of previously reported balances of additional paid-in capital, retained earnings and deferred tax assets. As of December 31, 2001, previously reported additional paid-in capital was increased by $99 million, retained earnings was decreased by $80 million, and deferred tax assets were increased by $19 million. As of December 31, 2002, previously reported additional paid-in capital was increased by $135 million, retained earnings was decreased by $108 million, and deferred tax assets were increased by $27 million.

As a result of using the retroactive restatement method for stock-based compensation, salaries and employee benefits expense in each of the quarters of 2002 increased from the amounts previously reported by $10 million. The impact of the Company’s decision to recognize expense for stock-based compensation

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.     Stock-based compensation, continued

on previously reported net income, basic earnings per share and diluted earnings per share for 2002 is as follows:

	Three months ended
					Year ended
	March 31	June 30	September 30	December 31	December 31
	2002	2002	2002	2002	2002

	(in thousands, except per share)
Net income:
As previously reported	$120,564	121,494	117,215	125,819	$485,092
As restated	113,577	114,507	110,134	118,551	456,769
Basic earnings per share:
As previously reported	$1.29	1.31	1.27	1.37	$5.25
As restated	1.22	1.23	1.20	1.29	4.94
Diluted earnings per share:
As previously reported	$1.25	1.26	1.23	1.33	$5.07
As restated	1.18	1.19	1.16	1.25	4.78

5.     Earnings per share

The computations of basic earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2003	2002	2003	2002

	(in thousands, except per share)
Income available to common stockholders
Net income	$134,040	114,507	250,578	228,084
Weighted-average shares outstanding (including common stock issuable)	119,393	92,608	105,971	92,934
Basic earnings per share	$1.12	1.23	2.36	2.45

The computations of diluted earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2003	2002	2003	2002

	(in thousands, except per share)
Income available to common stockholders	$134,040	114,507	250,578	228,084
Weighted-average shares outstanding	119,393	92,608	105,971	92,934
Plus: incremental shares from assumed conversion of stock options	2,973	3,309	2,818	3,173

Adjusted weighted average shares outstanding	122,366	95,917	108,789	96,107
Diluted earnings per share	$1.10	1.19	2.30	2.37

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.     Comprehensive income

The following tables display the components of other comprehensive income:

	Six months ended June 30, 2003

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(4,142)	1,579	(2,563)
Less: reclassification adjustment for gains realized in net income	483	(189)	294

	(4,625)	1,768	(2,857)
Unrealized gains on cash flow hedges	739	(288)	451

Net unrealized losses	$(3,886)	1,480	(2,406)

	Six months ended June 30, 2002

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$19,475	(6,862)	12,613
Less: reclassification adjustment for gains realized in net income	1	(7)	(6)

	19,474	(6,855)	12,619
Unrealized losses on cash flow hedges	(131)	47	(84)

Net unrealized gains	$19,343	(6,808)	12,535

Accumulated other comprehensive income, net consisted of unrealized gains (losses) as follows:

	Investment	Cash flow
	securities	hedges	Total

	(in thousands)
Balance – January 1, 2003	$55,394	(622)	54,772
Net gain (loss) during period	(2,857)	451	(2,406)

Balance – June 30, 2003	$52,537	(171)	52,366

Balance – January 1, 2002	$23,117	(298)	22,819
Net gain (loss) during period	12,619	(84)	12,535

Balance – June 30, 2002	$35,736	(382)	35,354

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7.     Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) issued $310 million of fixed rate preferred capital securities. As a result of the Allfirst acquisition, M&T assumed responsibility for $300 million of similar preferred capital securities previously issued by special-purpose entities formed by Allfirst consisting of $150 million of floating rate preferred capital securities issued by First Maryland Capital I (“Trust IV”) in December 1996 and $150 million of floating rate preferred capital securities issued by First Maryland Capital II (“Trust V”) in January 1997. The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”). Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”

Other than the following payment terms (and the redemption terms described below), the preferred capital securities issued by the Trusts (“Capital Securities”) are substantially identical in all material respects:

	Distribution	Distribution
Trust	rate	dates

Trust I	8.234%	February 1 and August 1

Trust II	8.277%	June 1 and December 1

Trust III	9.25%	February 1 and August 1

Trust IV	LIBOR plus 1.00%	January 15, April 15, July 15 and October 15

Trust V	LIBOR plus .85%	February 1, May 1, August 1 and November 1

The common securities of each Trust (“Common Securities”) are wholly owned by M&T and are the only class of each Trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding Trust and are classified in the Company’s consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in the Company’s Tier 1 capital.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7.     Borrowings, continued

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of M&T as follows:

	Capital	Common	Junior Subordinated
Trust	Securities	Securities	Debentures

Trust I	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of 8.234% Junior Subordinated Debentures due February 1, 2027

Trust II	$100 million	$3.09 million	$103.09 million aggregate liquidation amount of 8.277% Junior Subordinated Debentures due June 1, 2027

Trust III	$60 million	$1.856 million	$61.856 million aggregate liquidation amount of 9.25% Junior Subordinated Debentures due February 1, 2027

Trust IV	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of Floating Rate Junior Subordinated Debentures due January 15, 2027

Trust V	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of Floating Rate Junior Subordinated Debentures due February 1, 2027

The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust.

Holders of the Capital Securities receive preferential cumulative cash distributions on each distribution date at the stated distribution rate unless M&T exercises its right to extend the payment of interest on the Junior Subordinated Debentures for up to ten semi-annual periods (in the case of Trust I, Trust II and Trust III) or twenty quarterly periods (in the case of Trust IV and Trust V), in which case payment of distributions on the respective Capital Securities will be deferred for comparable periods. During an extended interest period, M&T may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of M&T.

The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the Trusts. The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events (“Events”) set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after the stated optional redemption dates (January 15, 2007 in the case of Trust IV, February 1, 2007 in

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7.     Borrowings, continued

the case of Trust I, Trust III and Trust V, and June 1, 2007 in the case of Trust II) contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at M&T’s option (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities upon early redemption will be expressed as a percentage of the liquidation amount plus accumulated but unpaid distributions. In the case of Trust I, such percentage adjusts annually and ranges from 104.117% at February 1, 2007 to 100.412% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007. In the case of Trust II, such percentage adjusts annually and ranges from 104.139% at June 1, 2007 to 100.414% for the annual period ending May 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to June 1, 2007. In the case of Trust III, such percentage adjusts annually and ranges from 104.625% at February 1, 2007 to 100.463% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007. In the case of Trust IV and Trust V, the redemption price of the Capital Securities upon early redemption will be equal to 100% of the principal amount of securities to be redeemed plus any accrued but unpaid interest to the redemption date.

As a result of the Allfirst acquisition, M&T also assumed responsibility for $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”) that were issued by Allfirst Preferred Capital Trust (“Allfirst Capital Trust”). Allfirst Capital Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures originally issued by Allfirst (and assumed by M&T as part of its acquisition of Allfirst on April 1, 2003) and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that were originally issued by Allfirst and are payable to Allfirst Asset Trust.

Distributions on the SKATES are non-cumulative. The distribution rate on the SKATES is a rate per annum of three month LIBOR plus 1.50% of the stated liquidation amount of $1,000 per SKATES, reset quarterly two business days prior to the distribution dates of October 15, January 15, April 15, and July 15 in each year. The distributions will be paid if, as and when Allfirst Capital Trust has funds available for payment. The SKATES are subject to mandatory redemption if the Asset Preferred Securities of Allfirst Asset Trust are redeemed. Allfirst Asset Trust will redeem the Asset Preferred Securities if the junior subordinated debentures of M&T held by Allfirst Asset Trust are redeemed. M&T may redeem the junior subordinated debentures, in whole or in part, at any time on or after July 15, 2009 with the prior consent of the Federal Reserve Board. Allfirst Asset Trust will redeem the Asset Preferred Securities at an amount equal to $1,000 plus accrued and unpaid distributions from the last distribution payment date. M&T has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the SKATES

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7.     Borrowings, continued

and on the Asset Preferred Securities to the extent that Allfirst Capital Trust and Allfirst Asset Trust, respectively, have funds legally available. Under the Federal Reserve Board’s current risk-based capital guidelines, the SKATES are includable in M&T’s Tier I Capital.

Including the unamortized portion of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust IV, Trust V and Allfirst Capital Trust, the preferred capital securities had financial statement carrying values as follows:

	June 30	December 31
	2003	2002

	(in thousands)
Trust I	$150,000	150,000
Trust II	100,000	100,000
Trust III	67,665	67,828
Trust IV	137,089	—
Trust V	134,362	—
Allfirst Capital Trust	95,939	—

	$685,055	317,828

8.     Segment information

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 20 to the Company’s consolidated financial statements as of and for the year ended December 31, 2002. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.     Segment information, continued

other financial institutions. Segment financial information for the second quarter of 2003 includes the results of operations obtained in the Allfirst acquisition. However, data from most of the Allfirst financial management information systems were not transferred to those of M&T as of June 30, 2003. As a result, various assumptions have been made for the recent quarter’s segment reporting regarding internal allocations and other matters. Following the transfer of data to M&T’s financial management information systems during the third quarter of 2003, financial results for 2003’s second quarter could be re-allocated between M&T’s reportable segments. Information about the Company’s segments is presented in the following tables.

	Three months ended June 30

	2003			2002

		Inter	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

	(in thousands)
Commercial Banking (b)	$121,860	183	51,854	67,299	171	22,952
Commercial Real Estate	66,287	334	32,897	45,562	343	23,284
Discretionary Portfolio (c)	38,969	944	22,524	24,343	1,286	15,000
Residential Mortgage Banking	80,846	18,846	9,991	53,630	10,551	7,423
Retail Banking	299,020	3,955	55,465	195,965	4,208	41,816
All Other (b)(c)	56,805	(24,262)	(38,691)	43,856	(16,559)	4,032

Total	$663,787	—	134,040	430,655	—	114,507

	Six months ended June 30

	2003			2002

		Inter	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues (a)	revenues	(loss)	revenues (a)	revenues	(loss)

	(in thousands)
Commercial Banking (b)	$187,940	318	74,327	131,859	295	51,687
Commercial Real Estate	112,887	668	56,061	89,180	609	45,684
Discretionary Portfolio (c)	62,757	(1,322)	36,486	50,189	2,402	30,852
Residential Mortgage Banking	153,226	33,927	26,745	115,127	21,999	20,966
Retail Banking	490,752	7,415	95,838	386,422	7,817	81,516
All Other (b)(c)	105,039	(43,650)	(38,879)	83,166	(33,122)	(2,621)

Total	$1,112,601	—	250,578	855,943	—	228,084

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.     Segment information, continued

	Average total assets

	Six months ended		Year ended
	June 30		December 31
	2003	2002	2002

	(in millions)
Commercial Banking (b)	$8,799	6,229	6,314
Commercial Real Estate	6,932	6,139	6,234
Discretionary Portfolio	8,036	7,042	7,072
Residential Mortgage Banking	1,823	1,544	1,618
Retail Banking	11,900	8,730	9,059
All Other (b)	3,572	1,635	1,638

Total	$41,062	31,319	31,935

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $4,308,000 and $3,621,000 for the three-month periods ended June 30, 2003 and 2002, respectively, and $7,931,000 and $7,220,000 for the six-month periods ended June 30, 2003 and 2002, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

(b)	During the second quarter of 2003, a strategic business unit which had previously been included in the “All Other” category was moved to the Commercial Banking segment for internal profitability reporting purposes. As a result, approximately $27 million of loans were transferred from the “All Other” category to the Commercial Banking segment. This strategic business unit contributed net interest expense and net losses of less than $1 million in each of the quarters since January 1, 2002, except for the quarter ended September 30, 2002, when a net loss of approximately $11 million resulted from the charge off of $17 million related to two commercial leases to a major airline company that filed for bankruptcy protection. Prior period information has been reclassified to conform to current period presentation.

(c)	During the fourth quarter of 2002, the Company changed the internal funding charge for a limited number of the investment securities types included in the Discretionary Portfolio segment. As a result, total revenues and net income increased in the Discretionary Portfolio segment and decreased in the “All Other” category by approximately $2 million and $1 million, respectively, in the quarter ended March 31, 2002 and approximately $3 million and $2 million, respectively, in the quarter ended June 30, 2002.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.     Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	June 30	December 31
	2003	2002

	(in thousands)
Commitments to extend credit
Home equity lines of credit	$3,524,418	2,056,259
Commercial real estate and construction	1,440,269	1,128,823
Residential real estate	1,606,554	922,257
Commercial and other	6,656,525	2,250,516
Standby letters of credit	2,742,465	833,715
Commercial letters of credit	99,838	25,556
Financial guarantees and indemnification contracts	965,147	121,312
Commitments to sell residential real estate loans	1,585,520	1,453,966

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.     Commitments and contingencies, continued

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

10.     Relationship of M&T and AIB

As a result of M&T’s acquisition of Allfirst (see note 2), AIB acquired approximately 22.5% of the issued and outstanding shares of M&T common stock on April 1, 2003. While AIB maintains a significant ownership in M&T, the Agreement and Plan of Reorganization by and among M&T, AIB and Allfirst (the “Reorganization Agreement”) includes several provisions relating to the corporate governance of M&T that provide AIB with representation on the M&T and M&T Bank boards of directors and key board committees and certain protections of its rights as a substantial M&T shareholder. In addition, AIB has rights that will facilitate its ability to maintain its proportionate ownership position in M&T.

With respect to AIB’s right to have representation on the M&T and M&T Bank boards of directors and key board committees, for as long as AIB holds at least 15% of M&T’s outstanding common stock, AIB is entitled to designate four individuals, reasonably acceptable to M&T, on both the M&T and M&T Bank boards of directors. In addition, one of the AIB designees to the M&T board of directors will serve on each of the Executive, Nomination and Compensation, and Audit Committees. Also, as long as AIB holds at least 15% of M&T’s outstanding common stock, neither the M&T nor the M&T Bank board of directors may consist of more than 28 directors without the consent of the M&T directors designated by AIB. AIB will continue to enjoy these rights if its holdings of M&T common stock drop below 15%, but not below 12%, so long as AIB restores its ownership percentage to 15% within one year. In the event that AIB holds at least 10%, but less than 15%, of M&T’s outstanding common stock, AIB will be entitled to designate at least two individuals on both the M&T and M&T Bank boards of directors and, in the event that AIB holds at least 5%, but less than 10%, of M&T’s outstanding common stock, AIB will be entitled to designate one individual on both the M&T and M&T Bank boards of directors. M&T also has the right to appoint one representative to the AIB board while AIB remains a significant shareholder.

There are several other corporate governance changes that serve to protect AIB’s rights as a substantial M&T shareholder and are embodied in M&T’s certificate of incorporation and bylaws, which were both amended in connection with the Allfirst acquisition to incorporate such changes. These protections include an effective consent right in connection with certain actions by M&T, such as amending M&T’s certificate of incorporation or bylaws in a manner inconsistent with AIB’s rights, engaging in activities not permissible for a bank holding company or adopting any shareholder rights plan or other measures intended to prevent or delay any transaction involving a change in control of M&T. AIB has the right to limit, with the agreement of at least one non-AIB designee on the M&T board of directors, other actions by M&T, such as reducing M&T’s cash dividend policy such that the ratio of cash dividends to net income is less than 15%, acquisitions and dispositions of significant amounts of assets or the appointment or election of the chairman of the board of directors or the chief executive officer of M&T. The protective provisions described above will cease to be applicable when AIB no longer owns at least 15% of M&T outstanding common stock, calculated as described in the Reorganization Agreement.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.     Relationship of M&T and AIB, continued

M&T assumed from Allfirst two floating rate notes payable to AIB. A $200 million floating rate note payable to AIB is due February 11, 2007. Interest on such note is payable at a rate of 40 basis points over 90-day, 180-day or 360-day LIBOR at the election of M&T at each reset date for a corresponding interest period of 90, 180, or 360 days, respectively. An additional $100 million floating rate note payable to AIB was repaid by M&T on June 3, 2003. In connection with M&T’s acquisition of Allfirst, M&T entered into an agreement with AIB providing for M&T to repay these two floating rate notes no later than December 31, 2003 and to use its reasonable best efforts to do so by September 30, 2003. The $200 million floating rate note was outstanding at June 30, 2003 and M&T intends on repaying such note in accordance with the terms of its agreement with AIB out of its internally generated capital or from the issuance of senior debt securities. Interest expense related to the notes discussed above aggregated $1.2 million for the second quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income of M&T Bank Corporation (“M&T”) was $134 million or $1.10 of diluted earnings per common share in the second quarter of 2003, compared with $115 million or $1.19 of diluted earnings per common share in the second quarter of 2002. During the first quarter of 2003, net income was $117 million or $1.23 of diluted earnings per common share. Basic earnings per common share were $1.12 in the recent quarter, compared with $1.23 in the year-earlier quarter and $1.26 in the initial 2003 quarter. The after-tax impact of merger-related expenses associated with M&T’s acquisition activity, as discussed below, was $22 million or $.17 of diluted earnings per share and $.18 of basic earnings per share in the second quarter of 2003, compared with $4 million or $.04 of basic and diluted earnings per share in 2003’s initial quarter. There were no merger-related expenses in the second quarter of 2002.

      For the six months ended June 30, 2003, net income was $251 million or $2.30 per diluted share, compared with $228 million or $2.37 per diluted share during the first half of 2002. Basic earnings per share were $2.36 in the first six months of 2003, down from $2.45 in the comparable 2002 period. The after-tax impact of merger-related expenses associated with M&T’s acquisition activity lowered net income during the first six months of 2003 by approximately $25 million and diluted and basic earnings per share by $.23 and $.24, respectively. There were no similar expenses during the first six months of 2002.

      The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the second quarter of 2003 was 1.10%, compared with 1.47% in the year-earlier quarter and 1.43% in the first quarter of 2003. The annualized rate of return on average common stockholders’ equity was 10.00% in the recent quarter, compared with 15.43% in the second quarter of 2002 and 14.46% in 2003’s initial quarter. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.27% and 11.60%, respectively, during 2003’s second quarter, and 1.47% and 14.91%, respectively, in the initial quarter of 2003. During the first six months of 2003, the annualized rates of return on average assets and average common stockholders’ equity were 1.23% and 11.67%, respectively, compared with 1.47% and 15.49%, respectively, in the similar 2002 period. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.35% and 12.84%, respectively, during the first half of 2003.

      On April 1, 2003, M&T completed the acquisition of Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland, from Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland. Allfirst Bank, Allfirst’s primary bank subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), a wholly owned bank subsidiary of M&T, on that date. Allfirst Bank operated 269 banking offices in Maryland, Pennsylvania, Virginia and the District of Columbia at the date of acquisition. AIB received 26,700,000 shares of M&T common stock and $886 million in cash in exchange for all outstanding Allfirst common shares. Immediately after the completion of the acquisition, AIB owned approximately 22.5% of the outstanding shares of M&T’s common stock. A condensed balance sheet for the Company as of the opening of business on April 1, 2003, which includes a summary of assets acquired and liabilities assumed from Allfirst, is presented below.

	Opening Balances on April 1, 2003

	M&T	Allfirst	Combined

	(in thousands)
Assets
Investment securities	$4,146,303	1,312,301	5,458,604
Loans and leases, net of unearned discount	26,224,113	10,265,123	36,489,236
Allowance for credit losses	(444,680)	(146,300)	(590,980)

Loans and leases, net	25,779,433	10,118,823	35,898,256
Goodwill	1,097,553	1,806,528	2,904,081
Core deposit and other intangible assets	107,342	199,265	306,607
Other assets	2,313,160	3,053,742	5,366,902

Total assets	$33,443,791	16,490,659	49,934,450

Liabilities and stockholders’ equity
Liabilities
Deposits	$21,924,222	10,935,521	32,859,743
Short-term borrowings	2,387,043	1,610,782	3,997,825
Long-term borrowings	5,394,920	1,226,518	6,621,438
Other liabilities	424,887	723,882	1,148,769

Total liabilities	30,131,072	14,496,703	44,627,775
Stockholders’ equity	3,312,719	1,993,956	5,306,675

Total liabilities and stockholders’ equity	$33,443,791	16,490,659	49,934,450

      Merger-related expenses associated with the Allfirst acquisition incurred during the quarters ended June 30 and March 31, 2003 totaled $33 million ($22 million after tax effect) and $5 million ($4 million after tax effect), respectively. Such expenses were for professional services and temporary help associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to Allfirst’s customers; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices. The Company will incur additional merger-related expenses in the second half of 2003 as Allfirst’s operations are fully integrated with those of the Company. In accordance with generally accepted accounting principles (“GAAP”), included in the determination of goodwill associated with the Allfirst merger were charges totaling $29 million, net of applicable income taxes ($48 million before tax effect), for severance costs for former Allfirst employees; investment banking and other professional fees; and termination of Allfirst contracts for various services. As of June 30, 2003, the remaining unpaid portion of merger-related expenses and charges included in the determination of goodwill were $7 million and $31 million, respectively. The resolution of preacquisition contingencies in future periods could have an impact on the allocation of the purchase price and the amount of goodwill recorded as part of the acquisition, however, management does not presently expect that any such adjustments will be material to the Company’s consolidated balance sheet.

      In anticipation of the Allfirst acquisition, M&T Bank issued $400 million of subordinated notes on March 31, 2003 to fund a portion of the cash consideration paid to AIB and to maintain appropriate regulatory capital ratios. The subordinated notes are included in regulatory capital of M&T and M&T Bank. The notes pay interest semi-annually on April 1 and October 1. The interest rate is fixed at 3.85% through March 31, 2008, with a floating rate payable from April 1, 2008 through the maturity date based on the then applicable U.S. dollar three-month London Interbank Offered Rate (“LIBOR”) plus 1.50%. The notes will mature on April 1, 2013. Beginning on April 1, 2008, M&T Bank may, at its option and subject to prior regulatory approval, redeem some or all of the subordinated notes on any interest payment date at a redemption price equal to 100% of the redeemed principal, plus any accrued but unpaid interest.

      Effective January 1, 2003, the Company began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended. As a result, salaries and employee benefits expense in each of the first two quarters of 2003 included $10 million of stock-based compensation, resulting in a reduction of net income in each quarter of $7 million, or $.08 per diluted share in the initial 2003 quarter and $.06 per diluted share in the second quarter of 2003. Using the retroactive restatement method described in SFAS No. 148, which amended SFAS No. 123, financial information for all prior periods presented in this quarterly report on Form 10-Q have been restated to reflect the impact of recognizing expense for stock-based compensation. As a result, salaries and employee benefits expense in the second quarter of 2002 has been restated to include $10 million of stock-based compensation, resulting in a reduction of previously reported net income of $7 million. Diluted earnings per share noted herein for the second quarter of 2002 have been reduced by $.07 from the amount previously reported. For the first half and full-year 2002, the impact of adopting SFAS No. 123 using the retroactive restatement method was to increase salaries and employee benefits expense by approximately $20 million and $41 million, respectively, resulting in a reduction of previously reported net income of $14 million or $.14 of diluted earnings per share for the six months ended June 30, 2002 and $28 million or $.29 of diluted earnings per share for the year ended December 31, 2002.

Supplemental Reporting of Non-GAAP Results of Operations

M&T has accounted for substantially all of its business combinations using the purchase method of accounting. As a result, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.2 billion at June 30, 2003 and $1.2 billion at June 30 and December 31, 2002. Included in such intangible assets at June 30, 2003 was goodwill of $2.9 billion, up from $1.1 billion at June 30 and December 31, 2002 due to the Allfirst acquisition. Amortization of core deposit and other intangible assets, after tax effect, was $14 million ($.11 per diluted share) during the second quarter of 2003, compared with $9 million ($.09 per diluted share) in the corresponding quarter of 2002 and $7 million ($.07 per diluted share) in the initial 2003 quarter. For the six month periods ended June 30, 2003 and 2002, amortization of core deposit and other intangible assets, after tax effect, totaled $21 million ($.20 per diluted share) and $17 million ($.18 per diluted share), respectively. The higher levels of such amortization during the three and six-month periods ended June 30, 2003 as compared with the prior periods were due to the impact of core deposit and other intangible assets recorded as part of the Allfirst transaction.

      Since 1998, M&T has consistently provided supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and expenses associated with merging acquired operations into the Company, since such expenses are considered by management to be “nonoperating” in nature. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

      Net operating income was $169 million in the second quarter of 2003, up 38% from $123 million in the comparable quarter of 2002. Diluted net operating earnings per share for the recent quarter were $1.38, compared with $1.28 in the year-earlier quarter. Net operating income and diluted net operating earnings per share were $127 million and $1.34, respectively, in the initial 2003 quarter. For the first half of 2003, net operating income and diluted net operating earnings per share were $297 million and $2.73, respectively, compared with $245 million and $2.55 in the corresponding 2002 period.

      A reconciliation of net income and diluted earnings per share with net operating income and diluted net operating earnings per share follows:

	Three months ended				Six months ended
	March 31		June 30		June 30
	2003	2002	2003	2002	2003	2002

	(in thousands, except per share)
Net income	$116,538	113,577	134,040	114,507	250,578	228,084
Amortization of core deposit and other intangible assets(1)	7,094	8,793	13,883	8,533	20,977	17,326
Merger-related expenses(1)	3,599	—	21,513	—	25,112	—

Net operating income	$127,231	122,370	169,436	123,040	296,667	245,410

Diluted earnings per share	$1.23	1.18	1.10	1.19	2.30	2.37
Amortization of core deposit and other intangible assets(1)	.07	.09	.11	.09	.20	.18
Merger-related expenses(1)	.04	—	.17	—	.23	—

Diluted net operating earnings per share	$1.34	1.27	1.38	1.28	2.73	2.55

(1)  After any related tax effect

Net operating income expressed as an annualized return on average tangible assets was 1.48% in the recent quarter, compared with 1.64% in 2002’s second quarter and 1.62% in the first quarter of 2003. Net operating income expressed as an annualized return on average tangible common equity was 29.89% in the second quarter of 2003, compared with 27.75% in the year-earlier quarter and 24.68% in the first quarter of 2003. Goodwill, core deposit intangible and other intangible assets, net of applicable deferred tax balances, excluded in determining average tangible assets in 2003’s second quarter totaled $3.2 billion, while such items excluded in determining average tangible equity were $3.1 billion. Similar amounts excluded from average tangible assets and equity were $1.2 billion during each of the second quarter of 2002 and 2003’s first quarter. For the first six months of 2003, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of 1.54% and 27.39%, respectively, compared with 1.64% and 28.03%, respectively, in the corresponding 2002 period. Average tangible assets and equity exclude goodwill, core deposit intangible and other intangible assets, net of applicable deferred tax balances, of $2.1 billion and $1.2 billion during the six months ended June 30, 2003 and 2002, respectively.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income increased 39% to $435 million in the second quarter of 2003 from $313 million in the year-earlier quarter. The improvement reflects a $14.0 billion, or 49%, increase in average earning assets to $42.4 billion, partially offset by a decline in the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. Taxable-equivalent net interest income was $320 million in the first quarter of 2003 when average earning assets were $30.0 billion. Average loans and leases rose $11.4 billion, or 45%, to $36.6 billion in the recently completed quarter from $25.2 billion in the year-earlier quarter and were up $10.8 billion, or 42%, from 2003’s first quarter. The most significant factor for the higher loan balances in 2003’s second quarter as compared with the earlier quarters was the impact of the $10.3 billion of loans obtained in the Allfirst acquisition, including approximately $4.5 billion of commercial loans and leases (including $314 million of leveraged leases and $230 million of loans to foreign borrowers), $2.5 billion of commercial real estate loans (including $10 million of loans originated for sale), $383 million of residential real estate loans and $2.9 billion of consumer loans and leases. The following table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2003	2002	2003

Commercial, financial, etc.	$9,985	97%	87%
Real estate – commercial	12,059	28	24
Real estate – consumer	3,853	(7)	21
Consumer
Automobile	4,023	50	17
Home equity lines	2,940	70	38
Home equity loans	2,113	174	239
Other	1,659	20	19

Total consumer	10,735	63	42

Total	$36,632	45%	42%

      The following table summarizes quarterly changes in the major components of the loan and lease portfolio, exclusive of the impact of loans and leases acquired in the Allfirst transaction or subsequently originated in market areas associated with Allfirst.

AVERAGE LOANS AND LEASES (EXCLUDING ALLFIRST)
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2003	2002	2003

Commercial, financial, etc.	$5,572	10%	4%
Real estate – commercial	9,650	2	—
Real estate – consumer	3,493	(15)	10
Consumer
Automobile	3,721	38	8
Home equity lines	2,254	30	6
Home equity loans	576	(25)	(8)
Other	1,403	1	1

Total consumer	7,954	21	5

Total	$26,669	6%	3%

      Partially offsetting the growth in loans presented in the immediately preceding tables from the second quarter of 2002 to 2003’s second quarter was a securitization of $1.1 billion of residential real estate loans in November 2002. Approximately 88% of the resultant securities were retained by the Company in the investment securities portfolio.

      For the first half of 2003, taxable-equivalent net interest income was $755 million, up 22% from $618 million in the similar 2002 period. An increase in average loans and leases of $6.1 billion was the leading factor contributing to this improvement. Approximately 80% of such increase was directly attributable to loans and leases obtained in the Allfirst transaction or subsequently originated in market areas associated with Allfirst. Partially offsetting the impact of loan growth was a lower net interest margin.

      Investment securities averaged $5.7 billion in the second 2003 quarter, up from $2.9 billion in the corresponding quarter of 2002 and $3.6 billion in the first quarter of 2003. The higher level of investment securities in the recent quarter compared with the year-earlier period includes the impact of $1.3 billion of investment securities obtained in the Allfirst acquisition and the November 2002 residential real estate loan securitization already noted.

The recent quarter’s increase in average investment securities as compared with the initial quarter of 2003 was due largely to the impact of the Allfirst acquisition. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, shorter-term U.S. Treasury notes, debt securities issued by municipalities, and debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing the investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or in connection with a business combination.

      Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, federal funds sold and agreements to resell securities, averaged $100 million in 2003’s second quarter, compared with $273 million in the year-earlier quarter and $577 million in 2003’s initial quarter. The size of the Company’s investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, collateral requirements and management of balance sheet size and resulting capital ratios.

      As a result of the changes described herein, average earning assets increased $14.0 billion, or 49%, to $42.4 billion in the recent quarter from $28.4 billion in the second quarter of 2002. Average earning assets were $30.0 billion in the first quarter of 2003 and aggregated $36.2 billion and $28.3 billion for the six month periods ended June 30, 2003 and 2002, respectively.

      Core deposits are the most significant source of funding to the Company and are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T. Average core deposits were $28.0 billion in the second quarter of 2003, up from $17.6 billion in the second quarter of 2002 and $17.8 billion in the initial 2003 quarter. Core deposits assumed on April 1, 2003 in conjunction with the Allfirst acquisition totaled approximately $10.7 billion. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2003	2002	2003

NOW accounts	$903	19%	14%
Savings deposits	14,327	63	50
Time deposits less than $100,000	5,433	20	48
Noninterest-bearing deposits	7,373	106	97

Total	$28,036	59%	58%

     The following table summarizes quarterly changes in the components of average core deposits, exclusive of deposits associated with the former Allfirst franchise.

AVERAGE CORE DEPOSITS (EXCLUDING ALLFIRST)
Dollars in millions

		Percent increase (decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2003	2002	2003

NOW accounts	$784	4%	(1)%
Savings deposits	9,819	12	3
Time deposits less than $100,000	3,462	(23)	(6)
Noninterest-bearing deposits	3,453	(4)	(8)

Total	$17,518	(1)%	(1)%

      For the six months ended June 30, 2003 and 2002, core deposits averaged $22.9 billion and $17.5 billion, respectively.

      The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through M&T Bank’s offshore branch offices, and brokered deposits. Offshore branch deposits and brokered deposits have been used by the Company as an alternative to short-term borrowings. Offshore branch deposits, primarily comprised of balances of $100,000 or more, averaged $996 million, $404 million and $1.1 billion for the three-month periods ended June 30, 2003, June 30, 2002 and March 31, 2003, respectively. M&T Bank acquired an offshore branch from Allfirst which had deposits of $97 million on April 1, 2003 and which had average deposits of $322 million during 2003’s second quarter. Brokered time deposits averaged $655 million in the second quarter of 2003, compared with $1.9 billion in the second quarter of 2002 and $1.2 billion in the initial 2003 quarter. At June 30, 2003, brokered time deposits totaled $383 million and had a weighted average remaining term to maturity of 1.7 years. Certain of the brokered time deposits have provisions that allow for early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $120 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $101 million during the second quarter of 2003, compared with $58 million and $59 million during the second quarter of 2002 and first quarter of 2003, respectively. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

      The Company uses borrowings from banks, securities dealers, the Federal Home Loan Banks of New York, Pittsburgh and Atlanta (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $4.8 billion in the recent quarter, compared with $2.7 billion in the year-earlier quarter and $3.5 billion in the first quarter of 2003. Amounts borrowed from the FHLB and included in short-term borrowings averaged $591 million in the second quarter of 2003, $964 million in the second quarter of 2002 and $572 million in 2003’s initial quarter. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank formed in November 2002. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. The remaining short–term borrowings were predominantly comprised of unsecured federal funds borrowings which generally mature daily. Federal funds borrowings averaged $3.0 billion in the recent quarter, compared with $1.7 billion in the second quarter of 2002 and $2.4 billion in the first quarter of 2003. Long-term borrowings averaged $6.7 billion in the second quarter of 2003, compared with $4.1 billion and $4.8 billion in the second quarter of 2002 and the first quarter of 2003, respectively. Included in average long-term borrowings were amounts borrowed from the FHLB totaling $4.2 billion in the second quarter of 2003, compared with $3.0 billion and $3.8 billion in the second quarter of 2002 and the first quarter of 2003, respectively. Average long-term borrowings for the recently completed quarter included $269 million of floating rate notes payable to AIB that were assumed in the acquisition of Allfirst (see note 10 of Notes to Financial Statements). Also included in average long-term borrowings were subordinated capital notes of $1.3 billion in the recently completed quarter, $674 million in the second quarter of 2002 and $604 million in 2003’s initial quarter. Trust preferred securities included in average long-term borrowings totaled $685 million in the second quarter of 2003, and $318 million in the second quarter of 2002 and the first quarter of 2003. Subordinated capital notes and trust preferred securities obtained in the Allfirst acquisition on April 1, 2003 averaged $336 million and $367 million, respectively, during the recent quarter. Information regarding trust preferred securities is provided in note 7 of Notes to Financial Statements. As described later, certain interest rate swap agreements have been entered into by the Company as part of its management of interest rate risk relating to long-term borrowings and other financial instruments.

      In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, changes in interest rates and spreads can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.85% in the second quarter of 2003 and 4.07% in the year-earlier quarter. The yield on earning assets during the recent quarter was 5.50%, down 107 basis points (hundredths of one percent) from 6.57% in the second quarter of 2002, while the rate paid on interest-bearing liabilities decreased 85 basis points to 1.65% from 2.50% in the second quarter of 2002. The decreases in interest rates earned and paid reflect generally lower market interest rates in 2003 as compared with 2002, including the impact of a reduction of 50 basis points by the Federal Reserve of its benchmark overnight federal funds target rate in November 2002. In the first quarter of 2003, the net interest spread was 4.05%, the yield on earning assets was 5.94% and the rate paid on interest-bearing liabilities was 1.89%. For the first half of 2003, the net interest spread was 3.93%, a decrease of 12 basis points from the corresponding 2002 period. The yield on earning assets and the rate paid on interest-bearing liabilities was 5.68% and 1.75%, respectively, in the first half of 2003, compared with 6.62% and 2.57%, respectively, in the year-earlier period. Lower yielding portfolios of loans and investment securities obtained in the acquisition of Allfirst contributed to the reduced yields on earning assets in the three and six-month periods ended June 30, 2003, as compared with the similar 2002 periods and the initial quarter of 2003.

      Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Average net interest-free funds totaled $7.1 billion in the second quarter of 2003, up from $4.0 billion a year earlier and $4.3 billion in the initial 2003 quarter. During the first half of 2003 and 2002, average net interest-free funds were $5.7 billion and $3.9 billion, respectively. The increase in average net interest-free funds in the second quarter of 2003 as compared with the year-earlier quarter and 2003’s initial quarter was due largely to the impact of the Allfirst acquisition. The contribution of net interest-free funds to net interest margin was .27% in the recent quarter, unchanged from the first quarter of 2003 but down from .36% in the second quarter of 2002. For the first six months of the year, the contribution of net interest-free funds to net interest margin was .27% in 2003 and .35% in 2002. Goodwill and core deposit and other intangible assets averaged $3.2 billion during the second quarter of 2003, and $1.2 billion during the second quarter of 2002 and the initial 2003 quarter. The cash surrender value of bank owned life insurance averaged $918 million and $600 million in the second quarter of 2003 and 2002, respectively, and $624 million in the first quarter of 2003. The cash surrender value of bank owned life insurance obtained on April 1, 2003 in conjunction with the Allfirst acquisition averaged $279 million during the recent quarter. Tax-exempt income earned from increases in the cash surrender value of bank owned life insurance is not included in interest income, but rather is recorded in “other revenues from operations.”

      Reflecting the changes described herein, the Company’s net interest margin was 4.12% in 2003’s second quarter, 31 basis points lower than 4.43% in the second quarter of 2002 and down 20 basis points from 4.32% in the initial 2003 quarter. During the first six months of 2003 and 2002, the net interest margin was 4.20% and 4.40%, respectively.

      In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of June 30, 2003 and 2002 was $845 million and $869 million, respectively, $355 million as of March 31, 2003 and $495 million as of December 31, 2002. In general, under the terms of these agreements, the Company receives payments based on the outstanding notional amount of the swap agreements at fixed rates of interest and makes payments at variable rates. However, under the terms of $100 million of swap agreements, the Company pays a fixed rate of interest and receives a variable rate.

      As of June 30, 2003, $745 million of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges and $100 million had been designated as cash flow hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness of both fair value and cash flow hedges used for interest rate risk management purposes recognized during 2003 and 2002 were not material to the Company’s results of operations in any reporting period. The estimated fair value of interest rate swap agreements designated as fair value hedges was a gain of approximately $27 million at June 30, 2003, compared with gains of $6 million and $8 million at June 30 and December 31, 2002, respectively. The fair values of such swap agreements were substantially offset by unrealized losses on the fair values of the hedged items. The estimated fair values of the interest rate swap agreements designated as cash flow hedges were losses of approximately $280 thousand, $592 thousand and $1 million at June 30, 2003, June 30, 2002 and December 31, 2002, respectively. Net of applicable income taxes, such losses at June 30, 2003, June 30, 2002 and December 31, 2002 were approximately $171 thousand, $382 thousand and $622 thousand, respectively, and have been included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet. The changes in the fair values of the interest rate swap agreements and the hedged items resulted from the effects of changing interest rates.

      The weighted average rates to be received and paid under interest rate swap agreements currently in effect were 6.14% and 3.78%, respectively, at June 30, 2003. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

	Three months ended June 30

	2003		2002

	Amount	Rate*	Amount	Rate*

Increase (decrease) in:
Interest income	$—	—%	$(192)	—%
Interest expense	(5,180)	(.06)	(1,947)	(.03)

Net interest income/margin	$5,180	.05%	$1,755	.03%

Average notional amount	$855,275		$749,940

	Six months ended June 30

	2003		2002

	Amount	Rate*	Amount	Rate*

Increase (decrease) in:
Interest income	$—	—%	$(382)	—%
Interest expense	(7,159)	(.05)	(4,787)	(.04)

Net interest income/margin	$7,159	.04%	$4,405	.03%

Average notional amount	$657,348		$646,627

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

      As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating costs, and to be used for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. M&T Bank has also obtained funding through issuances of subordinated capital notes and through the $500 million revolving asset-backed borrowing discussed earlier. Informal and sometimes reciprocal sources of funding are also available to M&T Bank through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $3.2 billion, $2.1 billion and $1.1 billion at June 30, 2003, December 31, 2002 and June 30, 2002, respectively. In general, these borrowings were unsecured and matured on the following business day. However, should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted, M&T Bank’s ability to obtain funding from these sources could be negatively impacted.

      M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases is the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of this test, at June 30, 2003 approximately $425 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities is included in note 7 of Notes to Financial Statements. In connection with the Allfirst acquisition, M&T assumed responsibility for trust preferred securities and other long-term borrowings totaling $1.2 billion. As described in note 10 of Notes to Financial Statements, $300 million of the notes were payable to AIB, of which $200 million remained outstanding at June 30, 2003. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at June 30, 2003 or at December 31, 2002.

      As already discussed, in connection with M&T’s acquisition of Allfirst on April 1, 2003, M&T Bank issued $400 million of subordinated capital notes on March 31, 2003 to fund a portion of the cash consideration and to supplement regulatory capital. The Company had access to sufficient liquid assets to fund the remaining cash portion of the acquisition. On an ongoing basis, management closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Management does not currently anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and that would cause a significant strain on liquidity at either M&T or its subsidiary banks.

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

      The accompanying table as of June 30, 2003 and December 31, 2002 displays the estimated impact on net interest income from non-trading financial instruments resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	June 30, 2003	December 31, 2002

+200 basis points	$26,393	12,223
+100 basis points	14,402	5,311
-100 basis points	(11,336)	12,507
-200 basis points	(18,728)	13,055

      Many assumptions were utilized by the Company to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumed gradual changes in rates during a twelve-month period, including incremental 100 and 200 basis point rate changes. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and interest rate differentials (spreads) between maturity/ repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Company’s past or projected net interest income.

      The Company has historically engaged in trading activities to meet the financial needs of customers and, to a limited extent, to profit from perceived market opportunities. Financial instruments utilized in trading activities have included forward and futures contracts related to foreign currencies and mortgage-backed securities, U.S. Treasury and other government securities, mortgage-backed securities and interest rate contracts, such as swap agreements. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions as well as the type of trading activities conducted by the Company are subject to a well-defined series of potential loss exposure limits established by the Asset-Liability Committee. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.

      The notional amounts of interest rate contracts entered into for trading purposes totaled $5.5 billion at June 30, 2003 and $1.3 billion at June 30 and December 31, 2002. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $418 million, $213 million and $290 million at June 30, 2003, June 30, 2002 and December 31, 2002, respectively. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $266 million and $187 million, respectively, at June 30, 2003, $43 million and $30 million, respectively, at June 30, 2002, and $52 million and $36 million, respectively, at December 31, 2002. The increase in trading account assets and liabilities at June 30, 2003 reflects the fair values of interest rate swap agreements executed with customers associated with Allfirst and the related offsetting trading positions. Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the second quarter of 2003 was $36 million, up from $28 million in the second quarter of 2002 and $33 million in the initial 2003 quarter. Net loan charge-offs were $23 million in the second quarter of 2003, down from $25 million in the year-earlier quarter and the first quarter of 2003. Net charge-offs as an annualized percentage of average loans and leases were .26% in the recent quarter, compared with .39% in each of the quarters ended June 30, 2002 and March 31, 2003. Net charge-offs of loans acquired from Allfirst during the recent quarter were not significant. For the six months ended June 30, 2003 and 2002, the provision for credit losses was $69 million and $52 million, respectively. Through June 30, net charge-offs were $48 million in 2003 and $41 million in 2002, representing .31% and .33%, respectively, of average loans and leases. A summary of net charge–offs by loan type follows.

NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	2003

			Year-
	1st Qtr.	2nd Qtr.	to-date

Commercial, financial, etc.	$12,237	7,420	19,657
Real estate:
Commercial	1,358	1,180	2,538
Residential	530	1,107	1,637
Consumer	10,667	13,772	24,439

	$24,792	23,479	48,271

	2002

			Year-
	1st Qtr.	2nd Qtr.	to-date

Commercial, financial, etc.	$3,422	13,312	16,734
Real estate:
Commercial	591	531	1,122
Residential	1,189	1,274	2,463
Consumer	10,777	9,517	20,294

	$15,979	24,634	40,613

      Nonperforming loans, consisting of nonaccrual and restructured loans, aggregated $319 million or .86% of total loans and leases outstanding at June 30, 2003, compared with $168 million or .66% at June 30, 2002, $215 million or .84% at December 31, 2002, and $230 million or .88% at March 31, 2003. The increase in the amount of loans classified as nonperforming at June 30, 2003 as compared with the prior dates noted reflects the inclusion of approximately $109 million of nonperforming loans obtained in the Allfirst acquisition on April 1, 2003. Also contributing to the higher levels of nonperforming loans at the dates noted subsequent to June 30, 2002 was the effect of general economic conditions on the Company’s customers, including two commercial loans classified as nonperforming subsequent to June 30, 2002 and having an aggregate outstanding balance of $28 million at June 30, 2003.

      Accruing loans past due 90 days or more were $170 million or .46% of total loans and leases at June 30, 2003, compared with $128 million or .50% a year earlier, $154 million or .60% at December 31, 2002 and $146 million or .56% at March 31, 2003. The increase in accruing loans past due 90 days or more at June 30, 2003 as compared with the prior dates noted reflects the addition of $33 million of such loans obtained in the Allfirst transaction, including approximately $16 million of foreign commercial loans supported by the Export-Import Bank of the United States, for which the principal balances are fully guaranteed. Accruing loans past due 90 days or more also include one-to-four family residential mortgage loans serviced by the Company and repurchased from the Government National Mortgage Association (“GNMA”). The repurchased loans totaled $115 million at June 30, 2003, $104 million a year earlier, $120 million at March 31, 2003 and $123 million at December 31, 2002. The outstanding principal balances of the repurchased loans are fully guaranteed by government agencies. The loans were repurchased to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. In general, the remaining portion of accruing loans past due 90 days or more were either also guaranteed by government agencies or well-secured by collateral.

      Commercial loans and leases classified as nonperforming totaled $179 million at June 30, 2003, $69 million at June 30, 2002, $102 million at December 31, 2002 and $110 million at March 31, 2003. Commercial loans and leases obtained in the Allfirst transaction classified as nonperforming at June 30, 2003 totaled $86 million. In addition, the higher levels of such nonperforming loans since June 30, 2002 reflect the previously noted loans aggregating $28 million at June 30, 2003. Commercial loans and leases past due 90 days or more and accruing interest totaled $22 million at June 30, 2003, compared with $1 million at June 30, 2002, and $2 million at December 31, 2002 and March 31, 2003. The higher level of such loans at the recent quarter-end was due largely to the $16 million of foreign commercial loans supported by the Export-Import Bank, as previously noted.

      Nonperforming commercial real estate loans aggregated $58 million at June 30, 2003, $38 million a year earlier, $49 million at December 31, 2002 and $53 million at March 31, 2003. Commercial real estate loans obtained in the acquisition of Allfirst classified as nonperforming at June 30, 2003 totaled $8 million.

      Nonperforming residential real estate loans totaled $58 million at June 30, 2003, $37 million at June 30 and December 31, 2002, and $39 million at March 31, 2003. Residential real estate loans past due 90 days or more and accruing interest totaled $135 million at June 30, 2003, compared with $120 million at June 30, 2002, and $142 million and $139 million at December 31, 2002 and March 31, 2003, respectively. As previously discussed, such loans include loans repurchased from GNMA that are fully guaranteed by government agencies. Residential real estate loans obtained in the Allfirst acquisition classified as nonperforming and past due 90 days or more and accruing interest aggregated $14 million and $5 million, respectively, at June 30, 2003.

      Nonperforming consumer loans and leases totaled $24 million at the recent quarter-end and at June 30, 2002, $27 million at December 31, 2002, and $28 million at March 31, 2003. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .22% at June 30, 2003, .35% a year earlier, .37% at December 31, 2002 and .36% at March 31, 2003. Consumer loans acquired in the Allfirst transaction that were classified as nonperforming at June 30, 2003 totaled $1 million. Accruing consumer loans and leases past due 90 days or more were $8 million at June 30, 2003, $5 million a year earlier, $3 million at December 31, 2002 and $4 million at March 31, 2003.

      Assets acquired in settlement of defaulted loans were $23 million at June 30, 2003, $22 million at June 30, 2002, and $17 million at December 31, 2002 and March 31, 2003.

      A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2003 Quarters		2002 Quarters
	Second	First	Fourth	Third	Second

Nonaccrual loans	$311,881	222,334	207,038	218,617	159,468
Renegotiated loans	6,985	7,630	8,252	8,402	8,463

Total nonperforming loans	318,866	229,964	215,290	227,019	167,931
Real estate and other assets owned	23,028	16,976	17,380	20,458	22,198

Total nonperforming assets	$341,894	246,940	232,670	247,477	190,129

Accruing loans past due 90 days or more*	$169,753	146,355	153,803	147,867	128,127

Government guaranteed loans included in totals above
Nonperforming loans	$16,243	12,513	11,885	10,373	10,693
Accruing loans past
due 90 days or more	135,545	123,697	129,114	114,432	109,189

Nonperforming loans to total loans and leases, net of unearned discount	.86%	.88%	.84%	.86%	.66%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.92%	.94%	.90%	.94%	.74%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.46%	.56%	.60%	.56%	.50%

*	Predominately residential mortgage loans and consumer loans.

      Management regularly assesses the adequacy of the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses at June 30, 2003. Factors considered by management when performing its assessment, in addition to general economic conditions and other general and borrower-specific factors described above, included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth than the vast majority of other regions of the country; and (iii) significant growth in loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis. Management believes that the allowance for credit losses at June 30, 2003 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $604 million, or 1.63% of total loans and leases at June 30, 2003, compared with $436 million or 1.70% a year earlier and at December 31, 2002, and $445 million or 1.70% at March 31, 2003. The decrease in the allowance as a percentage of outstanding loans at June 30, 2003 reflects the impact of the Allfirst acquisition. On the April 1, 2003 acquisition date, Allfirst had an allowance for credit losses of $146 million, or 1.43% of Allfirst’s loans then outstanding. Immediately following the merger on April 1, the combined balance sheet of Allfirst and the Company included an allowance for credit losses of $591 million that was equal to 1.62% of loans outstanding. The ratio of the allowance for credit losses to nonperforming loans was 189% at the most recent quarter-end, compared with 260% a year earlier, 203% at December 31, 2002 and 193% at March 31, 2003.

Other Income

Other income grew 92% to $233 million in the second quarter of 2003 from $121 million in the corresponding quarter of 2002 and was 75% higher than $133 million in the initial 2003 quarter. Approximately $90 million of the recent quarter’s other income was attributable to revenues related to operations and/or market areas associated with the Allfirst transaction.

      Mortgage banking revenues totaled $44 million in the recent quarter, up from $23 million in the second quarter of 2002 and $34 million in the first quarter of 2003. The recent quarter’s revenues include $37 million related to the Company’s residential mortgage banking activities. The remaining $7 million of revenues relate to commercial mortgage banking and servicing activities which were largely comprised of the origination, sales and servicing of loans in conjunction with the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. The Company’s involvement with the FNMA DUS program resulted from the Allfirst acquisition.

      The low interest rate environment continued to produce a favorable environment for residential mortgage loan origination and refinancing activities. Residential mortgage loans originated for sale to other investors totaled approximately $1.8 billion during the second quarter of 2003, compared with $1.1 billion in 2002’s second quarter and $1.5 billion in the first quarter of 2003. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans at fair market value aggregated $21 million in the second quarter of 2003, compared with $8 million in the year-earlier quarter and $18 million in the first quarter of 2003. Revenues from servicing residential mortgage loans for others were $13 million in the second quarters of 2003 and 2002, slightly lower than the $14 million earned in the initial 2003 quarter. Included in such amounts were revenues related to purchased servicing rights associated with small balance commercial mortgage loans of $1 million in each of the first and second quarters of 2003 and the second quarter of 2002. Residential mortgage loans serviced for others were $12.7 billion at June 30, 2003, $12.0 billion a year earlier, and $12.6 billion at December 31, 2002. Included in such amounts were loans serviced for others associated with the small balance commercial mortage loans noted above of approximately $700 million and $500 million at June 30, 2003 and 2002, respectively, and $600 million at December 31, 2002. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, totaled $92 million at June 30, 2003, compared with $123 million at June 30, 2002 and $103 million at December 31, 2002. Included in capitalized residential mortgage servicing assets were $7 million at June 30, 2003 and $6 million at each of June 30 and December 31, 2002 of purchased servicing rights associated with the small balance commercial mortage loans noted above. No portion of the allowance for impairment was related to the purchased servicing rights associated with such small balance commercial mortage loans. Residential mortgage loans held for sale were $966 million and $668 million at June 30, 2003 and 2002, respectively, and $1.1 billion at December 31, 2002. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $1.6 billion and $1.1 billion, respectively, at June 30, 2003, $923 million and $638 million, respectively, at June 30, 2002 and $1.5 billion and $825 million, respectively, at December 31, 2002. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $17 million and $6 million at June 30, 2003 and 2002, respectively, and $15 million at December 31, 2002.

      Commercial mortgage banking revenues in the second quarter of 2003 were $7 million. Such revenues, which were predominantly related to the FNMA DUS business obtained in the Allfirst acquisition, included $5 million of revenues from loan origination and sales activities and $2 million of loan servicing revenues. Capitalized commercial mortgage servicing assets totaled $21 million at June 30, 2003. Commercial mortgage loans held for sale at June 30, 2003 were $65 million.

      Service charges on deposit accounts rose to $86 million in the second quarter of 2003 from $41 million in the year-earlier quarter and $43 million in the first quarter of 2003. Fees for deposit services provided to customers in areas formerly served by Allfirst contributed $41 million to the recent quarter’s revenue. Reflecting $19 million of revenues associated with the acquired Allfirst operations, trust income increased to $34 million in the recent quarter from $15 million in last year’s second quarter and $14 million in this year’s first quarter. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $14 million in the second quarter of 2003, up from $12 million in the year-earlier quarter and $10 million in the first quarter of 2003. Trading account and foreign exchange activity resulted in gains of $6 million during the second quarter of 2003, $386 thousand in 2002’s second quarter and $1 million in the first quarter of 2003. Contributing to the rise in such gains from the prior periods were market value increases in trading assets held in connection with deferred compensation plans. Other revenues from operations were $49 million in the second quarter of 2003, compared with $29 million in the second quarter of 2002 and $30 million in 2003’s initial quarter. Included in other revenues from operations is tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $12 million in the recent quarter, up from $8 million in each of the quarters ended June 30, 2002 and March 31, 2003. Other revenues from operations acquired from Allfirst in 2003’s second quarter were $19 million, and included credit-related fees of $7 million and $4 million of income from bank owned life insurance.

      Other income totaled $366 million in the first half of 2003, up 49% from $245 million in the corresponding 2002 period. Included in other income in the first six months of 2003 were revenues relating to operations obtained in the Allfirst acquisition of $90 million.

      For the first six months of 2003, mortgage banking revenues totaled $78 million, up from $51 million in the year-earlier period. Reflecting the April 1, 2003 acquisition of Allfirst, mortgage banking revenues in 2003 include $7 million related to the Company’s commercial mortgage banking and servicing activities. The remaining mortgage banking revenues in the first six months of 2003 and 2002 were generated by the Company’s residential mortgage banking operations. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans at fair market value aggregated $39 million and $22 million during the six-month periods ended June 30, 2003 and 2002, respectively. Revenues from servicing residential mortgage loans for others were $27 million and $25 million for the first six months of 2003 and 2002, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $2.2 million and $1.6 million for the first half of 2003 and 2002, respectively.

      Due largely to the previously noted impact of the Allfirst transaction, service charges on deposit accounts grew to $129 million during the first half of 2003 from $80 million in the comparable 2002 period and trust income rose to $48 million from $31 million a year earlier. Brokerage services income increased 6% to $24 million during the first six months of 2003 from $23 million in the similar 2002 period. Trading account and foreign exchange activity resulted in gains of $6 million and $1 million for the six-month periods ended June 30, 2003 and 2002, respectively. Other revenues from operations increased to $79 million in the first six months of 2003 from $59 million in the comparable 2002 period. The increase was predominately due to $19 million of revenues from activities formerly associated with Allfirst, including credit-related fees of $7 million and income from bank owned life insurance totaling $4 million.

Other Expense

Other expense totaled $431 million in the second quarter of 2003, 85% higher than $233 million in the year-earlier period, and up 78% from $242 million in 2003’s initial quarter. Expenses related to the acquired operations of Allfirst significantly contributed to the higher level of expenses in the recently completed quarter compared with the earlier periods noted. Included in the amounts noted above are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $23 million in the second quarter of 2003, $12 million in the first quarter of 2003 and $13 million in the second 2002 quarter; and merger-related expenses of $33 million and $5 million for the quarters ended June 30 and March 31, 2003, respectively. There were no merger-related expenses in the second quarter of 2002. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $375 million in the second quarter of 2003, compared with $220 million in the second quarter of 2002 and $225 million in the first quarter of 2003. Approximately 80% of the increase in operating expenses in the recent quarter as compared with 2003’s first quarter was related to operations associated with Allfirst.

      Other expense for the first six months of 2003 aggregated $673 million, up 44% from $467 million in the similar period of 2002. Included in these amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $34 million in the first six months of 2003 and $27 million in the corresponding 2002 period, and merger-related expenses of $39 million in the first half of 2003. There were no merger-related expenses during the similar 2002 period. Exclusive of these nonoperating expenses, noninterest operating expenses through the first half of 2003 increased to $601 million from $440 million in the comparable 2002 period. Approximately 75% of the increase in operating expenses in the first six months of 2003 as compared with the similar 2002 period was related to operations associated with Allfirst. The following tables provide a reconciliation of other expense to noninterest operating expense.

	Three months ended		Six months ended
	March 31	June 30	June 30
	2003	2003	2003

	(in thousands)
Other expense	$242,278	431,147	673,425
Amortization of core deposit and other intangible assets	11,598	22,671	34,269
Merger-related expenses	5,445	33,158	38,603

Noninterest operating expense	$225,235	375,318	600,553

	Three months ended		Six months ended
	March 31	June 30	June 30
	2002	2002	2002

	(in thousands)
Other expense	$233,284	233,267	466,551
Amortization of core deposit and other intangible assets	13,543	13,142	26,685
Merger-related expenses	—	—	—

Noninterest operating expense	$219,741	220,125	439,866

A summary of merger-related expenses included in other expense in 2003 follows:

	Three months ended		Six months ended
	March 31	June 30	June 30
	2003	2003	2003

	(in thousands)
Salaries and employee benefits	$285	3,553	3,838
Equipment and net occupancy	96	800	896
Printing, postage and supplies	42	2,319	2,361
Other costs of operations	5,022	26,486	31,508

	$5,445	33,158	38,603

      Salaries and employee benefits expense totaled $205 million in the second quarter of 2003, compared with $126 million in the year-earlier quarter and $124 million in the first quarter of 2003. For the first six months of 2003, salaries and employee benefits expense increased to $330 million from $249 million in the corresponding 2002 period. As already discussed, the Company began recognizing expense for stock-based compensation effective January 1, 2003. As a result, salaries and employee benefits expense in 2003’s first and second quarters each included $10 million of stock-based compensation. Using the retroactive restatement method prescribed by SFAS No. 148, salaries and employee benefits expense for the three and six-month periods ended June 30, 2002 were restated to include $10 and $20 million, respectively, of stock-based compensation. Salaries and benefits related to the acquired operations of Allfirst represented substantially all of the rise in salaries in both the three and six-month periods ended June 30, 2003 from the like-2002 periods.

      Excluding the nonoperating expense items previously noted, nonpersonnel expense totaled $173 million in the second quarter of 2003, compared with $94 million in the second quarter of 2002 and $101 million in the first quarter of 2003. On the same basis, such expenses were $275 million during the first six months of 2003, compared with $191 million during the corresponding 2002 period. The impact of the Allfirst acquisition was a significant contributor to the higher expense levels in the second quarter and first half of 2003 as compared with the similar 2002 periods. Also adding to the higher expense level was a provision for impairment of capitalized residential mortgage servicing rights of $18 million in the recent quarter, compared with a similar provision of $3 million in the year-earlier quarter. The higher level of such provision reflected the impact on customer refinancings of outstanding mortgage loans that the low interest rate environment was expected to have on residential mortgage prepayment speeds. There was no similar provision recognized during the first quarters of 2003 or 2002.

      The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from sales of bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 56.2% during the recent quarter, compared with 50.7% during the second quarter of 2002 and 49.8% in 2003’s first quarter. The efficiency ratios for the six-month periods ended June 30, 2003 and 2002 were 53.6% and 51.0%, respectively. The higher ratios in the second quarter and first half of 2003 reflect the acquired Allfirst operations being integrated into the Company’s operations during the second half of 2003. Noninterest operating expenses used in calculating the efficiency ratio do not include the merger-related expenses or amortization of core deposit and other intangible assets noted earlier. If charges for amortization of core deposit and other intangible assets were included, the ratio for the three-month periods ended June 30, 2003, June 30, 2002 and March 31, 2003 would have been 59.6%, 53.7% and 52.4%, respectively, and for the six-month periods ended June 30, 2003 and 2002 would have been 56.7% and 54.0%, respectively.

      Merger-related expenses consist largely of expenses for professional services and temporary help associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to Allfirst’s customers; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices. The Company will incur additional merger-related expenses in the second half of 2003 as Allfirst’s operations are fully integrated with those of the Company.

Capital

Stockholders’ equity at June 30, 2003 was $5.4 billion and represented 10.78% of total assets, compared with $3.0 billion or 9.46% of total assets a year earlier and $3.2 billion or 9.66% at December 31, 2002. On a per share basis, stockholders’ equity was $45.46 at June 30, 2003, up from $32.54 and $34.82 at June 30 and December 31, 2002, respectively. Tangible equity per common share was $19.47 at June 30, 2003, compared with $19.58 at June 30, 2002 and $22.04 at December 31, 2002. In the calculation of tangible equity per common share, stockholders’ equity is reduced by the carrying values of goodwill and core deposit and other intangible assets, net of applicable deferred tax balances, aggregating $3.1 billion at June 30, 2003 and $1.2 billion at both June 30 and December 31, 2002.

      To complete the acquisition of Allfirst on April 1, 2003, M&T issued 26,700,000 shares of common stock to AIB resulting in an addition to stockholders’ equity of $2.0 billion. The value ascribed to the common shares issued to AIB was based on the market value of M&T common stock at the time the terms of the merger were agreed to and announced by M&T and AIB. In November 2001, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. However, M&T discontinued purchases of its common stock during the third quarter of 2002, determining instead that it would use the Company’s internal generation of capital to support the Allfirst acquisition. Prior thereto, a total of 3,632,098 shares of common stock had been repurchased pursuant to the authorization at an average cost of $78.49 per share.

      Included in stockholders’ equity at June 30, 2003 was accumulated other comprehensive income of $52 million, compared with $35 million a year earlier and $55 million at December 31, 2002. Other comprehensive income includes net unrealized gains and losses, net of applicable tax effect, on investment securities classified as available for sale and unrealized fair value losses, also net of applicable tax effect, associated with interest rate swap agreements designated as cash flow hedges. Net unrealized gains on investment securities classified as available for sale were $53 million at June 30, 2003, compared with net unrealized gains of $36 million at June 30, 2002 and $55 million at December 31, 2002. Such unrealized gains are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Unrealized fair value losses associated with interest rate swap agreements designated as cash flow hedges, net of applicable tax effect, were $171 thousand at June 30, 2003, $382 thousand at June 30, 2002 and $622 thousand at December 31, 2002.

      Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures,

Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $685 million carrying value of trust preferred securities as described in note 7 of Notes to Financial Statements. As of June 30, 2003, total capital also included $1.2 billion of subordinated notes.

      The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as an annualized percentage of regulatory “core capital” at the beginning of each period was 22.62% during the second quarter of 2003, compared with 20.11% in the second quarter of 2002 and 18.15% in the first quarter of 2003.

      The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of June 30, 2003 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
June 30, 2003

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.

Core capital	6.64%	6.53%	23.25%
Total capital	10.68%	10.70%	24.30%
Leverage	6.26%	6.17%	14.97%

Segment Information

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 8 of Notes to Financial Statements. Segment financial information for the second quarter of 2003 includes the results of operations obtained in the Allfirst acquisition. However, data from most of the Allfirst financial management information systems were not transferred to those of M&T as of June 30, 2003. As a result, various assumptions have been made for the recent quarter’s segment reporting regarding internal allocations and other matters. Following the transfer of data to M&T’s financial management systems during the third quarter of 2003, financial results for 2003’s second quarter could be reallocated between M&T’s reportable segments.

      The Commercial Banking segment contributed $52 million to the Company’s net income in the second quarter of 2003, up significantly from $23 million and $22 million earned in the second quarter of 2002 and the first quarter of 2003, respectively. For the six months ended June 30, 2003, this segment contributed $74 million to net income, 44% higher than $52 million in the corresponding period of 2002. The favorable performance as compared with the previous periods was largely attributable to the Allfirst acquisition, which resulted in higher net interest income, predominantly from the addition of loan balances, deposit service charges, and letter of credit and other credit-related fees, partially offset by higher salaries and benefits expenses.

      Net income for the Commercial Real Estate segment was $33 million in the second quarter of 2003, up from $23 million in both the second quarter of 2002 and the first quarter of 2003. For the first half of 2003 and 2002, net income for the Commercial Real Estate segment was $56 million and $46 million, respectively. The increase from the prior periods was due to higher net interest income, largely due to acquired loan balances and higher margins on loan balances existing prior to the acquisition. In addition, mortgage banking revenues resulting from the commercial mortgage banking and servicing activities related to participation in the previously noted FNMA DUS program obtained in the Allfirst acquisition contributed to the segment’s improved net income. Partially offsetting these increases in revenues were higher salaries, benefits and other operating expenses due to the Allfirst acquisition.

      Net income earned by the Discretionary Portfolio segment totaled $23 million in the second quarter of 2003, up 50% from $15 million in the second quarter of 2002, and 61% higher than $14 million in the first quarter of 2003. Net contribution for this segment was $36 million for the first six months of 2003, compared with $31 million in the similar 2002 period. The improvement in net contribution from prior periods was due to an increase in net interest income, predominantly from investment securities obtained from Allfirst, and higher tax-exempt income earned from bank owned life insurance, offset, in part, by a $2 million provision for impairment of capitalized residential mortgage loan servicing rights attributable to securitized residential mortgage loans held by this segment.

      The Residential Mortgage Banking segment’s net income for the second quarter of 2003 of $10 million was 40% lower than the $17 million earned in the immediately preceding quarter, but 35% higher than the $7 million contributed in the second quarter of 2002. The decline from the first quarter of 2003 was largely due to a $16 million impairment provision for capitalized mortgage servicing rights recognized during the recent quarter. Offsetting the impairment charge was a $6 million increase in revenues from loan origination and sales activities, including gains from sales of loans to the Company’s Discretionary Portfolio segment. The low interest rate environment continued to produce a favorable environment for residential mortgage loan origination and refinancing activities. A $4 million increase in operating costs was directly related to the higher revenues. The improvement from the second quarter of 2002 was largely the result of a $22 million increase in revenues from loan origination and sales activities, including gains from sales of loans to the Company’s Discretionary Portfolio segment, the result of higher origination and refinancing activities, and a $5 million increase in net interest income resulting from higher loan balances. Partially offsetting the higher revenues was a $13 million increase in the provision for impairment of capitalized mortgage servicing rights and a $10 million increase in operating expenses. On a year-to-date basis, the Residential Mortgage segment contributed $27 million and $21 million to net income in 2003 and 2002, respectively. The improvement resulted from a $31 million increase in revenues from loan origination and sales activities, including gains from sales of loans to the Company’s Discretionary Portfolio segment, and a $5 million increase in net interest income resulting from higher loan balances. The higher revenues were offset, in part, by increases of $16 million in operating expenses and $13 million in the aforementioned impairment provision for mortgage servicing rights.

      The Retail Banking segment contributed net income of $55 million in the second quarter of 2003, up from $40 million in the first quarter of 2003 and $42 million the second quarter of 2002. This segment contributed $96 million and $82 million to net income in the first six months of 2003 and 2002, respectively. The favorable variances were due largely to the impact of the Allfirst acquisition. For the business units existing prior to the Allfirst acquisition, when compared to the 2002 periods, increased net interest income from higher loan balances and margins was essentially offset by a lower net interest income contribution from deposits due to a narrowed net interest margin.

      The “All Other” category consists largely of other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131. Included in this category are the amortization of core deposit and other intangible assets, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components comprising the “All Other” category resulted in net losses of $39 million and $200 thousand in the second and first quarters of 2003, respectively, and net income of $4 million in the second quarter of 2002. In the first six months, this segment contributed net losses of $39 million and $3 million in 2003 and 2002, respectively. The variances from prior periods were predominantly due to the Allfirst acquisition, which resulted in merger-related costs and higher core deposit and other intangible asset amortization, administrative and other operating expenses, partially offset by increased trust and brokerage services revenues.

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 addresses a number of different issues and was or is effective at various dates in 2002 and 2003, with earlier application encouraged. None of the provisions of SFAS No. 145 had or are expected to have a material impact on the Company’s consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 does not apply to costs associated with an exit activity that involves an entity newly acquired in a business combination. The Company adopted SFAS No. 146 effective January 1, 2003. Such adoption did not have a material impact on the Company’s consolidated financial position or its results of operations in 2003, but that adoption could affect the timing of when certain costs associated with exit or disposal activities are recognized in future periods.

      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has complied with the required disclosure requirements. The recognition and measurement provisions of FASB Interpretation No. 45 were adopted effective January 1, 2003. Such adoption did not have a material impact on the Company’s consolidated financial statements for the quarters ended June 30 and March 31, 2003.

      FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. FASB Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of FASB Interpretation No. 46 are not expected to have a material effect on the Company’s accounting for its existing interests in variable interest entities.

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

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The provisions of SFAS No. 150 are not expected to have a material impact on the Company’s consolidated financial statements.

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

      Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; credit losses; sources of liquidity; common shares outstanding; common stock price volatility; fair value and number of stock options to be issued in future periods; legislation affecting the financial services industry as a whole, and M&T and its subsidiaries individually or collectively; regulatory supervision and oversight, including required capital levels; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes, including environmental regulations; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and material differences in the actual financial results of merger and acquisition activities compared with the Company’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2003 Second Quarter			2003 First Quarter			2002 Fourth Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$9,985	$108,018	4.34%	5,340	60,441	4.59%	5,273	64,190	4.83%
Real estate — commercial	12,059	185,169	6.14	9,687	159,101	6.57	9,650	163,064	6.76
Real estate — consumer	3,853	59,563	6.18	3,181	51,476	6.47	3,638	60,952	6.70
Consumer	10,735	165,541	6.19	7,581	117,839	6.30	7,303	122,029	6.63

Total loans and leases, net	36,632	518,291	5.67	25,789	388,857	6.11	25,864	410,235	6.29

Money-market assets
Interest-bearing deposits at banks	21	41	.80	8	14	.72	7	15	.83
Federal funds sold and agreements to resell securities	13	46	1.40	554	1,744	1.28	487	1,808	1.47
Trading account	66	214	1.29	15	62	1.62	15	67	1.71

Total money-market assets	100	301	1.21	577	1,820	1.28	509	1,890	1.47

Investment securities**
U.S. Treasury and federal agencies	3,056	30,665	4.03	1,147	16,213	5.73	1,163	17,893	6.10
Obligations of states and political subdivisions	261	4,206	6.44	242	3,775	6.25	252	4,025	6.39
Other	2,337	27,241	4.68	2,249	28,517	5.14	2,330	27,472	4.68

Total investment securities	5,654	62,112	4.41	3,638	48,505	5.41	3,745	49,390	5.23

Total earning assets	42,386	580,704	5.50	30,004	439,182	5.94	30,118	461,515	6.08

Allowance for credit losses	(603)			(445)			(442)
Cash and due from banks	1,769			729			757
Other assets	5,458			2,773			2,741

Total assets	$49,010			33,061			33,174

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$903	905	.40	789	708	.36	794	902	.45
Savings deposits	14,428	28,584	.79	9,623	22,684	.96	9,355	25,538	1.08
Time deposits	7,489	44,825	2.40	5,877	38,111	2.63	6,673	46,213	2.75
Deposits at foreign offices	996	2,882	1.16	1,052	3,123	1.20	934	3,360	1.43

Total interest-bearing deposits	23,816	77,196	1.30	17,341	64,626	1.51	17,756	76,013	1.70

Short-term borrowings	4,789	14,581	1.22	3,490	11,152	1.30	3,651	13,818	1.50
Long-term borrowings	6,698	53,729	3.22	4,838	43,814	3.67	4,486	46,527	4.11

Total interest-bearing liabilities	35,303	145,506	1.65	25,669	119,592	1.89	25,893	136,358	2.09

Noninterest-bearing deposits	7,373			3,737			3,752
Other liabilities	957			388			394

Total liabilities	43,633			29,794			30,039

Stockholders’ equity	5,377			3,267			3,135

Total liabilities and stockholders’ equity	$49,010			33,061			33,174

Net interest spread			3.85			4.05			3.99
Contribution of interest-free funds			.27			.27			.29

Net interest income/margin on earning assets		$435,198	4.12%		319,590	4.32%		325,157	4.28%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2002 Third Quarter			2002 Second Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$5,181	$66,239	5.07%	5,070	66,255	5.24%
Real estate — commercial	9,536	164,406	6.90	9,432	167,227	7.09
Real estate — consumer	4,147	72,318	6.98	4,129	73,025	7.07
Consumer	6,964	119,805	6.83	6,583	114,871	7.00

Total loans and leases, net	25,828	422,768	6.49	25,214	421,378	6.70

Money-market assets
Interest-bearing deposits at banks	6	21	1.43	5	22	1.63
Federal funds sold and agreements to resell securities	103	458	1.77	255	1,119	1.76
Trading account	12	51	1.68	13	57	1.79

Total money-market assets	121	530	1.74	273	1,198	1.76

Investment securities**
U.S. Treasury and federal agencies	1,327	21,461	6.42	1,319	20,933	6.36
Obligations of states and political subdivisions	278	4,332	6.24	289	4,754	6.58
Other	1,337	15,710	4.66	1,280	16,783	5.26

Total investment securities	2,942	41,503	5.60	2,888	42,470	5.90

Total earning assets	28,891	464,801	6.38	28,375	465,046	6.57

Allowance for credit losses	(440)			(439)
Cash and due from banks	738			709
Other assets	2,719			2,704

Total assets	$31,908			31,349

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$753	1,024	.54	757	1,055	.56
Savings deposits	8,950	27,797	1.23	8,822	26,973	1.23
Time deposits	7,154	54,168	3.00	7,642	63,722	3.34
Deposits at foreign offices	458	1,793	1.55	404	1,516	1.51

Total interest-bearing deposits	17,315	84,782	1.94	17,625	93,266	2.12

Short-term borrowings	3,199	14,197	1.76	2,677	11,825	1.77
Long-term borrowings	4,306	47,101	4.34	4,121	46,858	4.56

Total interest-bearing liabilities	24,820	146,080	2.34	24,423	151,949	2.50

Noninterest-bearing deposits	3,676			3,585
Other liabilities	382			363

Total liabilities	28,878			28,371

Stockholders’ equity	3,030			2,978

Total liabilities and stockholders’ equity	$31,908			31,349

Net interest spread			4.04			4.07
Contribution of interest-free funds			.34			.36

Net interest income/margin on earning assets		$318,721	4.38%		313,097	4.43%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

QUARTERLY TRENDS

	2003 Quarters		2002 Quarters

	Second	First	Fourth	Third	Second	First

Earnings and dividends

Amounts in thousands, except per share

Interest income (taxable-equivalent basis)	$580,704	439,182	461,515	464,801	465,046	464,786

Interest expense	145,506	119,592	136,358	146,080	151,949	160,127

Net interest income	435,198	319,590	325,157	318,721	313,097	304,659

Less: provision for credit losses	36,000	33,000	33,000	37,000	28,000	24,000

Other income	232,897	132,847	138,178	128,346	121,179	124,228

Less: other expense	431,147	242,278	251,089	243,971	233,267	233,284

Income before income taxes	200,948	177,159	179,246	166,096	173,009	171,603

Applicable income taxes	62,600	56,998	57,396	52,432	54,881	54,427

Taxable-equivalent adjustment	4,308	3,623	3,299	3,530	3,621	3,599

Net income	$134,040	116,538	118,551	110,134	114,507	113,577

Per common share data

Basic earnings	$1.12	1.26	1.29	1.20	1.23	1.22

Diluted earnings	1.10	1.23	1.25	1.16	1.19	1.18

Cash dividends	$.30	.30	.30	.25	.25	.25

Average common shares outstanding

Basic	119,393	92,399	92,060	92,017	92,608	93,265

Diluted	122,366	95,062	94,950	94,942	95,917	96,300

Performance ratios, annualized

Return on

Average assets	1.10%	1.43%	1.42%	1.37%	1.47%	1.47%

Average common stockholders’ equity	10.00%	14.46%	15.00%	14.42%	15.43%	15.56%

Net interest margin on average earning assets (taxable-equivalent basis)	4.12%	4.32%	4.28%	4.38%	4.43%	4.37%

Nonperforming loans to total loans and leases, net of unearned discounts	.86%	.88%	.84%	.86%	.66%	.73%

Efficiency ratio (a)	59.59%	52.37%	54.20%	54.49%	53.69%	54.41%

Net operating (tangible) results (b)

Net income (in thousands)	$169,436	127,231	125,760	118,090	123,040	122,370

Diluted net income per common share	1.38	1.34	1.32	1.24	1.28	1.27

Annualized return on

Average tangible assets	1.48%	1.62%	1.56%	1.53%	1.64%	1.65%

Average tangible common stockholders’ equity	29.89%	24.68%	25.54%	25.46%	27.75%	28.41%

Efficiency ratio (a)	56.20%	49.81%	51.65%	51.59%	50.67%	51.26%

Balance sheet data

In millions, except per share

Average balances

Total assets (c)	$49,010	33,061	33,174	31,908	31,349	31,290

Total tangible assets (c)	45,822	31,884	31,992	30,718	30,150	30,076

Earning assets	42,386	30,004	30,118	28,891	28,375	28,281

Investment securities	5,654	3,638	3,745	2,942	2,888	2,910

Loans and leases, net of unearned discount	36,632	25,789	25,864	25,828	25,214	25,109

Deposits	31,189	21,078	21,508	20,991	21,210	21,272

Stockholders’ equity (c)	5,377	3,267	3,135	3,030	2,978	2,960

Tangible stockholders’ equity (c)	2,274	2,090	1,953	1,840	1,779	1,747

At end of quarter

Total assets (c)	$50,399	33,444	33,201	34,173	31,708	31,317

Total tangible assets (c)	47,211	32,271	32,024	32,987	30,513	30,108

Earning assets	43,038	30,396	30,027	30,749	28,627	28,337

Investment securities	5,946	4,146	3,955	4,181	2,961	2,861

Loans and leases, net of unearned discount	37,002	26,224	25,728	26,309	25,604	25,138

Deposits	32,539	21,924	21,665	22,540	21,858	21,624

Stockholders’ equity (c)	5,433	3,313	3,208	3,083	3,000	2,968

Tangible stockholders’ equity (c)	2,327	2,140	2,031	1,897	1,805	1,759

Equity per common share	45.46	35.81	34.82	33.52	32.54	31.89

Tangible equity per common share	19.47	23.13	22.04	20.63	19.58	18.90

Market price per common share

High	$90.91	84.48	85.08	86.50	90.05	82.24

Low	79.00	74.71	67.70	70.09	79.80	71.19

Closing	84.22	78.58	79.35	78.81	85.76	80.37

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears on page 24.

(c)	The difference between total assets and total tangible assets, and stockholder’s equity and tangible stockholder’s equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

     (a)  Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-14(c) and 15d-14(c)), Robert G. Wilmers, Chairman of the Board, President and Chief Executive Officer, and Michael P. Pinto, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of June 30, 2003.

     (b)  Changes in internal controls. There were no significant changes in M&T’s internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003 through the date of this Quarterly Report on Form 10-Q, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Changes in Securities and Use of Proceeds.

     (a)  In connection with M&T’s acquisition of Allfirst on April 1, 2003, M&T amended its Bylaws and Certificate of Incorporation to give effect to certain provisions of the Agreement and Plan of Reorganization dated as of September 26, 2002 by and between AIB, Allfirst and M&T (the “Reorganization Agreement”) regarding the representation of AIB on M&T’s Board of Directors and committees thereof and certain related corporate governance rights. The effect of these amendments on the rights of the holders of M&T common stock is described in note 10 of Notes to Financial Statements included herein.

     (b)  (Not Applicable.)

     (c)  M&T issued 26,700,000 shares of its common stock valued at $2 billion (based on the market value of M&T common stock at the time the terms of the merger were agreed to and announced by M&T and AIB in September 2002) to AIB as partial consideration for M&T’s acquisition of all of the outstanding shares of Allfirst’s common stock on April 1, 2003, along with $886 million in cash. None of the 26,700,000 shares of M&T common stock were registered under the Securities Act of 1933, as amended (“Securities Act”). No registration statement with respect to the shares issued to AIB was filed because the shares were not required to be registered under the Securities Act as their issuance was exempt under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     (d)  (Not Applicable.)

Item 3. Defaults Upon Senior Securities.
     (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

     The 2003 Annual Meeting of Stockholders of M&T was held on May 20, 2003. At the 2003 Annual Meeting, stockholders elected twenty-three (23) directors, all of whom were then serving as directors of M&T, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was elected at the 2003 Annual Meeting.

	Number of Votes

Nominee	For	Withheld

William F. Allyn	106,010,677	2,731,377

Brent D. Baird	106,090,817	2,651,237

Robert J. Bennett	106,084,124	2,657,930

C. Angela Bontempo	106,036,695	2,705,359

Robert T. Brady	104,392,873	4,349,181

Michael D. Buckley	106,050,682	2,691,372

Patrick J. Callan	106,102,637	2,639,417

R. Carlos Carballada	103,592,290	5,149,764

T. Jefferson Cunningham III	106,059,467	2,682,587

Donald Devorris	106,047,711	2,694,343

Richard E. Garman	106,046,258	2,695,796

James V. Glynn	106,026,936	2,715,118

Daniel R. Hawbaker	106,054,111	2,687,943

Patrick W.E. Hodgson	106,093,688	2,648,366

Gary Kennedy	106,054,334	2,687,720

Richard G. King	105,996,613	2,745,441

Reginald B. Newman, II	106,057,547	2,684,507

Jorge G. Pereira	106,061,336	2,680,718

Robert E. Sadler, Jr.	106,099,076	2,642,978

Eugene J. Sheehy	106,087,687	2,654,367

Stephen G. Sheetz	106,056,172	2,685,882

Herbert L. Washington	106,063,313	2,678,741

Robert G. Wilmers	106,073,839	2,668,215

     At the 2003 Annual Meeting, stockholders also approved the M&T Bank Corporation Employee Stock Purchase Plan. The following table presents the tabulation of the votes with respect to the M&T Bank Corporation Employee Stock Purchase Plan.

Number of Votes

			Broker
For	Against	Abstain	Non-Votes

106,014,106	2,418,732	309,186	30

Item 5. Other Information.
     (None)

Item 6. Exhibits and Reports on Form 8-K.

     (a)  The following exhibits are filed as part of this report.

Exhibit
No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K. The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarterly period ended June 30, 2003:

     On April 10, 2003, M&T filed a Current Report on From 8-K dated April 10, 2003 to disclose that M&T had announced its results of operations for the fiscal quarter ended March 31, 2003.

     On April 11, 2003, M&T filed a Current Report on Form 8-K dated April 1, 2003 to disclose that M&T had consummated its acquisition of Allfirst from AIB, pursuant to the Reorganization Agreement by and between AIB, Allfirst and M&T; that M&T Bank completed an offering of $400 million of 3.85% Fixed Rate/Floating Rate Subordinated Notes maturing April 1, 2013; and that M&T Bank had signed a letter of intent with AIB to acquire AIB’s branch office at 405 Park Avenue in New York City, subject to a number of conditions.

     On May 12, 2003, M&T filed a Current Report on Form 8-K/A dated April 1, 2003 which amended Item 7 of its Current Report on Form 8-K dated April 1, 2003 and filed on April 11, 2003, which omitted the pro forma financial information required by Item 7(b) to Form 8-K as permitted by paragraphs (a)(4) and (b)(2) of Item 7 to Form 8-K. The purpose of the amendment was to file such pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 12, 2003	By: /s/ Michael P. Pinto Michael P. Pinto Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.