Form 10-Q
period 2003-09-30
M&T BANK CORP
filed 2003-11-12
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   x      No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   x      No ___

Number of shares of the registrant’s Common Stock, $.50 par value, outstanding as of the close of business on October 31, 2003: 120,031,944 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		September 30,	December 31,
Dollars in thousands, except per share		2003	2002

Assets	Cash and due from banks	$2,242,825	963,772
	Money-market assets
	Interest-bearing deposits at banks	14,616	7,856
	Federal funds sold and agreements to resell securities	38,145	320,359
	Trading account	253,799	51,628

	Total money-market assets	306,560	379,843

	Investment securities
	Available for sale (cost: $5,459,052 at September 30, 2003; $3,508,300 at December 31, 2002)	5,525,909	3,599,135
	Held to maturity (market value: $110,090 at September 30, 2003; $87,893 at December 31, 2002)	107,014	86,397
	Other (market value: $324,483 at September 30, 2003; $269,618 at December 31, 2002)	324,483	269,618

	Total investment securities	5,957,406	3,955,150

	Loans and leases	37,438,815	25,936,942
	Unearned discount	(279,236)	(209,158)
	Allowance for credit losses	(621,417)	(436,472)

	Loans and leases, net	36,538,162	25,291,312

	Premises and equipment	407,929	238,986
	Goodwill	2,904,081	1,097,553
	Core deposit and other intangible assets	261,548	118,790
	Accrued interest and other assets	1,640,328	1,155,775

	Total assets	$50,258,839	33,201,181

Liabilities	Noninterest-bearing deposits	$8,120,990	4,072,085
	NOW accounts	1,568,902	1,029,060
	Savings deposits	13,970,918	9,156,678
	Time deposits	6,423,474	6,246,384
	Deposits at foreign offices	2,330,071	1,160,716

	Total deposits	32,414,355	21,664,923

	Federal funds purchased and agreements to repurchase securities	4,301,977	2,067,834
	Other short-term borrowings	601,272	1,361,580
	Accrued interest and other liabilities	1,169,951	400,991
	Long-term borrowings	6,199,392	4,497,374

	Total liabilities	44,686,947	29,992,702

Stockholders’ equity	Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
	Common stock, $.50 par, 250,000,000 shares authorized, 119,733,115 shares issued at September 30, 2003; 97,139,347 shares issued at December 31, 2002	59,867	48,570
	Common stock issuable, 124,239 shares at September 30, 2003; 126,670 shares at December 31, 2002	6,306	6,190
	Additional paid-in capital	2,859,699	1,192,998
	Retained earnings	2,605,372	2,297,848
	Accumulated other comprehensive income, net	40,648	54,772
	Treasury stock — common, at cost — none at September 30, 2003; 5,110,736 shares at December 31, 2002	—	(391,899)

	Total stockholders’ equity	5,571,892	3,208,479

	Total liabilities and stockholders’ equity	$50,258,839	33,201,181

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended		Nine months ended
		September 30		September 30
In thousands, except per share		2003	2002	2003	2002

Interest income	Loans and leases, including fees	$503,902	421,427	$1,407,663	1,261,573
	Money-market assets
	Deposits at banks	77	21	132	61
	Federal funds sold and agreements to resell securities	25	458	1,815	2,647
	Trading account	182	43	430	149
	Investment securities
	Fully taxable	56,252	34,822	154,283	104,762
	Exempt from federal taxes	3,699	4,500	11,769	14,691

	Total interest income	564,137	461,271	1,576,092	1,383,883

Interest expense	NOW accounts	1,044	1,024	2,657	2,998
	Savings deposits	25,154	27,797	76,422	81,743
	Time deposits	39,625	54,168	122,561	190,788
	Deposits at foreign offices	3,203	1,793	9,208	5,100
	Short-term borrowings	12,655	14,197	38,388	38,905
	Long-term borrowings	51,858	47,101	149,401	138,622

	Total interest expense	133,539	146,080	398,637	458,156

	Net interest income	430,598	315,191	1,177,455	925,727
	Provision for credit losses	34,000	37,000	103,000	89,000

	Net interest income after provision for credit losses	396,598	278,191	1,074,455	836,727

Other income	Mortgage banking revenues	38,782	30,336	117,161	81,529
	Service charges on deposit accounts	90,927	43,072	220,158	123,408
	Trust income	32,314	14,432	80,153	45,555
	Brokerage services income	13,320	11,055	37,729	34,052
	Trading account and foreign exchange gains	4,666	287	10,996	1,716
	Gain (loss) on sales of bank investment securities	58	(660)	541	(659)
	Other revenues from operations	51,527	29,824	130,600	88,152

	Total other income	231,594	128,346	597,338	373,753

Other expense	Salaries and employee benefits	214,118	123,388	543,673	372,543
	Equipment and net occupancy	48,450	28,073	123,497	81,004
	Printing, postage and supplies	9,092	6,988	27,031	18,892
	Amortization of core deposit and other intangible assets	22,538	13,011	56,807	39,696
	Other costs of operations	102,202	72,511	318,817	198,387

	Total other expense	396,400	243,971	1,069,825	710,522

	Income before taxes	231,792	162,566	601,968	499,958
	Income taxes	75,329	52,449	194,927	161,757

	Net income	$156,463	110,117	$407,041	338,201

	Net income per common share
	Basic	$1.31	1.20	$3.68	3.65
	Diluted	1.28	1.16	3.59	3.53
	Cash dividends per common share	$.30	.25	$.90	.75
	Average common shares outstanding
	Basic	119,727	92,017	110,607	92,625
	Diluted	122,593	94,942	113,441	95,714

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Nine months ended September 30
In thousands		2003	2002

Cash flows from	Net income	$407,041	338,201
operating activities	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	103,000	89,000
	Depreciation and amortization of premises and equipment	44,876	29,102
	Amortization of capitalized servicing rights	37,151	28,663
	Amortization of core deposit and other intangible assets	56,807	39,696
	Provision for deferred income taxes	(35,806)	(36,275)
	Asset write-downs	376	888
	Net gain on sales of assets	(609)	(2,333)
	Net change in accrued interest receivable, payable	(4,797)	(25,828)
	Net change in other accrued income and expense	116,740	27,829
	Net change in loans held for sale	201,695	36,511
	Net change in trading account assets and liabilities	(18,995)	(2,678)

	Net cash provided by operating activities	907,479	522,776

Cash flows from	Proceeds from sales of investment securities
investing activities	Available for sale	71,146	45,680
	Other	146,573	20,545
	Proceeds from maturities of investment securities
	Available for sale	1,777,298	669,225
	Held to maturity	76,461	84,426
	Purchases of investment securities
	Available for sale	(2,550,587)	(1,830,418)
	Held to maturity	(90,727)	(64,150)
	Other	(149,327)	(54,971)
	Additions to capitalized servicing rights	(46,938)	(49,807)
	Net increase in loans and leases	(1,450,204)	(1,223,305)
	Acquisitions, net of cash and cash equivalents acquired:
	Banks and bank holding companies	2,134,822	(2,400)
	Capital expenditures, net	(23,310)	(11,776)
	Other, net	86,512	9,472

	Net cash used by investing activities	(18,281)	(2,407,479)

Cash flows from	Net increase (decrease) in deposits	(169,614)	962,900
financing activities	Net increase (decrease) in short-term borrowings	(136,941)	764,917
	Proceeds from long-term borrowings	1,299,568	1,000,792
	Payments on long-term borrowings	(823,611)	(153,214)
	Purchases of treasury stock	—	(240,314)
	Dividends paid — common	(99,403)	(69,268)
	Other, net	37,642	47,850

	Net cash provided by financing activities	107,641	2,313,663

	Net increase in cash and cash equivalents	$996,839	428,960
	Cash and cash equivalents at beginning of period	1,284,131	1,006,750
	Cash and cash equivalents at end of period	$2,280,970	1,435,710

Supplemental	Interest received during the period	$1,590,377	1,384,475
disclosure of cash	Interest paid during the period	432,003	483,526
flow information	Income taxes paid during the period	182,398	205,794

Supplemental schedule of	Real estate acquired in settlement of loans	$13,755	14,793
noncash investing and	Acquisition of banks and bank holding companies:
financing activities	Common stock issued	1,993,956	—
	Fair value of:
	Assets acquired (noncash)	14,355,837	—
	Liabilities assumed	14,496,703	—

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income, net	stock	Total

2002
Balance — January 1, 2002, as previously reported	$—	48,570	6,162	1,096,340	2,017,700	22,819	(252,140)	2,939,451
Retroactive restatement adjustment for stock-based compensation (see note 4)	—	—	—	98,602	(79,613)	—	—	18,989

Balance — January 1, 2002, as restated	—	48,570	6,162	1,194,942	1,938,087	22,819	(252,140)	2,958,440
Comprehensive income:
Net income	—	—	—	—	338,201	—	—	338,201
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—	—	19,385	—	19,385
Unrealized losses on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	(426)	—	(426)

								357,160
Purchases of treasury stock	—	—	—	—	—	—	(240,314)	(240,314)
Stock-based compensation plans:
Stock option plans:
Compensation expense	—	—	—	30,247	—	—	—	30,247
Exercises	—	—	—	(40,828)	—	—	86,840	46,012
Directors’ stock plan	—	—	—	27	—	—	680	707
Deferred compensation plans, net, including dividend equivalents	—	—	(9)	(299)	(96)	—	706	302
Common stock cash dividends - $.75 per share	—	—	—	—	(69,268)	—	—	(69,268)

Balance — September 30, 2002	$—	48,570	6,153	1,184,089	2,206,924	41,778	(404,228)	3,083,286

2003
Balance — January 1, 2003, as previously reported	$—	48,570	6,190	1,058,389	2,405,801	54,772	(391,899)	3,181,823
Retroactive restatement adjustment for stock-based compensation (see note 4)	—	—	—	134,609	(107,953)	—	—	26,656

Balance — January 1, 2003, as restated	—	48,570	6,190	1,192,998	2,297,848	54,772	(391,899)	3,208,479
Comprehensive income:
Net income	—	—	—	—	407,041	—	—	407,041
Other comprehensive income, net of tax:
Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(14,746)	—	(14,746)
Unrealized gains on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	622	—	622

								392,917
Acquisition of Allfirst Financial Inc. - common stock issued	—	10,969	—	1,617,034	—	—	365,953	1,993,956
Repayment of management stock ownership program receivable	—	—	—	22	—	—	—	22
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	31,658	—	—	—	31,658
Exercises	—	324	—	17,600	—	—	25,288	43,212
Directors’ stock plan	—	3	—	485	—	—	175	663
Deferred compensation plans, net, including dividend equivalents	—	1	116	(98)	(114)	—	483	388
Common stock cash dividends - $.90 per share	—	—	—	—	(99,403)	—	—	(99,403)

Balance — September 30, 2003	$—	59,867	6,306	2,859,699	2,605,372	40,648	—	5,571,892

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Nine months ended September 30
In thousands	2003	2002

Beginning balance	$436,472	425,008
Provision for credit losses	103,000	89,000
Allowance obtained through acquisition	146,300	—
Net charge-offs
Charge-offs	(87,120)	(88,853)
Recoveries	22,765	12,185

Total net charge-offs	(64,355)	(76,668)

Ending balance	$621,417	437,340

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

2. Acquisition of Allfirst Financial Inc.

On April 1, 2003, M&T completed the acquisition of Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland, from Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland. Allfirst was merged with and into M&T on that date. Allfirst Bank, Allfirst’s primary banking subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), a wholly owned subsidiary of M&T, on that date. Allfirst Bank operated 269 banking offices in Maryland, Pennsylvania, Virginia and the District of Columbia at the date of acquisition. The results of operations acquired in the Allfirst transaction have been included in the Company’s financial results since April 1, 2003. Acquired assets on April 1, 2003 totaled $16 billion, including $10 billion of loans and leases, liabilities assumed aggregated $14 billion, including $11 billion of deposits, and $2 billion was added to stockholders’ equity. AIB received 26,700,000 shares of M&T common stock valued at $2 billion (based on the market value of M&T common stock at the time the terms of the merger were agreed to and announced by M&T and AIB in September 2002) and $886 million in cash in exchange for all outstanding Allfirst common shares. The Company incurred merger expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company during the three and nine-month periods ended September 30, 2003 of $19 million ($12 million after tax effect) and $58 million ($38 million after tax effect), respectively. Those merger-related expenses consisted largely of expenses for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to customers of Allfirst; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices. Although the Company will incur additional merger-related expenses in the fourth quarter of 2003 as Allfirst’s operations are fully integrated into the Company, such charges are not expected to be material.

The acquisition of Allfirst represented a major geographic expansion by M&T and created a strong Mid-Atlantic banking franchise. Following the acquisition, the Company offers a broad range of products and services through its banking offices in six states and the District of Columbia. Management expects that M&T will benefit from greater geographic diversity and the benefits of scale associated with a larger company. As part of the purchase price allocation at April 1, 2003, M&T recorded $1.8 billion of goodwill, $136 million of core deposit intangible and $64 million of other intangible assets. The weighted average amortization periods for newly acquired core deposit intangible and other intangible assets were eight years and seven years, respectively. Information regarding the allocation of goodwill recorded as a result of the Allfirst acquisition to the Company’s reportable segments, as well as the carrying amounts and amortization of core deposit and other intangible assets, is provided in note 3.

Disclosed below is certain pro forma information for 2003 as if Allfirst had been acquired on January 1, 2003 and for 2002 as if Allfirst had been acquired at the beginning of each interim period presented. These results combine the historical results of Allfirst into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated dates. In particular, expenses related to systems

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Acquisition of Allfirst Financial Inc., continued

conversions and other costs of integration are included in the 2003 periods in which such costs were incurred and, additionally, the Company expects to achieve further operating cost savings as a result of the acquisition which are not reflected in the pro forma amounts presented below. Further, pro forma net income amounts for the nine months ended September 30, 2002 include $13,714,000 of expenses related to the fraudulent foreign exchange trading activities announced by Allfirst on February 6, 2002. Allfirst did not report any similar expenses for 2002’s third quarter.

	Pro forma
	Three months ended	Nine months ended
	September 30	September 30
	2002	2003	2002

	(in thousands, except per share)
Interest income	$639,321	1,716,798	1,941,588
Other income	223,313	689,298	619,740
Net income	120,696	431,655	379,597
Diluted earnings per common share	$.99	3.54	3.10

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

	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount

		(in thousands)
September 30, 2003
Core deposit	$385,725	186,976	198,749
Other	98,816	36,017	62,799

Total	$484,541	222,993	261,548

December 31, 2002
Core deposit	$249,960	143,272	106,688
Other	35,016	22,914	12,102

Total	$284,976	166,186	118,790

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The remaining weighted average amortization period as of September 30, 2003 was approximately six years. Amortization expense for core deposit and other intangible assets was $22,538,000 and $13,011,000 for the three months ended September 30, 2003 and 2002, respectively, and $56,807,000 and $39,696,000 for the nine months ended September 30, 2003 and 2002, respectively. Estimated amortization of intangible assets for the remainder of 2003 and in future years is as follows:

(in thousands)
2003	$21,345
2004	75,410
2005	56,684
2006	42,768
2007	29,311
2008	17,707
Later years	18,323

$261,548

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Goodwill and other intangible assets, continued

The resulting goodwill from the Allfirst acquisition is not tax deductible. A summary of goodwill assigned to each of the Company’s reportable segments as of September 30, 2003 was as follows:

		Prior
	Allfirst	acquisitions	Total

		(in thousands)
Commercial Banking	$602,153	236,012	838,165
Commercial Real Estate	140,283	114,883	255,166
Discretionary Portfolio	—	—	—
Residential Mortgage Banking	—	—	—
Retail Banking	813,361	627,564	1,440,925
All Other	250,731	119,094	369,825

Total	$1,806,528	1,097,553	2,904,081

4. Stock-based compensation

Effective January 1, 2003, the Company began recognizing expense for stock-based compensation using the fair value based method of accounting described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. As a result, salaries and employee benefits expense in 2003 included $11 million of stock-based compensation in the third quarter and $10 million in each of the first two quarters. After tax effect, stock-based compensation lowered 2003’s net income by $9 million, ($.07 per diluted share) in the third quarter, $7 million ($.06 per diluted share) in the second quarter and $7 million ($.08 per diluted share) in the first quarter. The Company has chosen the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123. As a result, financial information for all prior periods presented have been restated to reflect the salaries and employee benefits expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees after January 1, 1995. The use of the retroactive restatement method resulted in the restatement of previously reported balances of additional paid-in capital, retained earnings and deferred tax assets. As of December 31, 2001, previously reported additional paid-in capital was increased by $99 million, retained earnings was decreased by $80 million, and deferred tax assets were increased by $19 million. As of December 31, 2002, previously reported additional paid-in capital was increased by $135 million, retained earnings was decreased by $108 million, and deferred tax assets were increased by $27 million.

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

	Three months ended
					Year ended
	March 31	June 30	September 30	December 31	December 31
	2002	2002	2002	2002	2002

	(in thousands, except per share)
Net income:
As previously reported	$120,564	121,494	117,215	125,819	485,092
As restated	113,577	114,507	110,117	118,551	456,752
Basic earnings per share:
As previously reported	$1.29	1.31	1.27	1.37	5.25
As restated	1.22	1.23	1.20	1.29	4.94
Diluted earnings per share:
As previously reported	$1.25	1.26	1.23	1.33	5.07
As restated	1.18	1.19	1.16	1.25	4.78

5. Earnings per share

The computations of basic earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2003	2002	2003	2002

	(in thousands, except per share)
Income available to common stockholders
Net income	$156,463	110,117	407,041	338,201
Weighted-average shares outstanding (including common stock issuable)	119,727	92,017	110,607	92,625
Basic earnings per share	$1.31	1.20	3.68	3.65

The computations of diluted earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2003	2002	2003	2002

	(in thousands, except per share)
Income available to common stockholders	$156,463	110,117	407,041	338,201
Weighted-average shares outstanding	119,727	92,017	110,607	92,625
Plus: incremental shares from assumed conversion of stock options	2,866	2,925	2,834	3,089

Adjusted weighted average shares outstanding	122,593	94,942	113,441	95,714
Diluted earnings per share	$1.28	1.16	3.59	3.53

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Comprehensive income

The following tables display the components of other comprehensive income:

	Nine months ended September 30, 2003

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(23,437)	9,021	(14,416)
Less: reclassification adjustment for gains realized in net income	541	(211)	330

	(23,978)	9,232	(14,746)
Unrealized gains on cash flow hedges	1,019	(397)	622

Net unrealized losses	$(22,959)	8,835	(14,124)

	Nine months ended September 30, 2002

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$33,481	(14,516)	18,965
Less: reclassification adjustment for losses realized in net income	(659)	239	(420)

	34,140	(14,755)	19,385
Unrealized losses on cash flow hedges	(726)	300	(426)

Net unrealized gains	$33,414	(14,455)	18,959

Accumulated other comprehensive income, net consisted of unrealized gains (losses) as follows:

	Investment	Cash flow
	securities	hedges	Total

	(in thousands)
Balance – January 1, 2003	$55,394	(622)	54,772
Net gain (loss) during period	(14,746)	622	(14,124)

Balance – September 30, 2003	$40,648	—	40,648

Balance — January 1, 2002	$23,117	(298)	22,819
Net gain (loss) during period	19,385	(426)	18,959

Balance – September 30, 2002	$42,502	(724)	41,778

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Borrowings

Other short-term borrowings at September 30, 2003 and December 31, 2002 included a $500 million revolving asset-backed structured borrowing with an unaffiliated conduit lender, which was entered into in November 2002. At September 30, 2003 and December 31, 2002, the revolving asset-backed structured borrowing was secured by approximately $560 million of automobile loans and related assets that had been transferred to M&T Auto Receivables I, LLC, a special purpose consolidated subsidiary of M&T Bank. The special purpose subsidiary’s activities are generally restricted to purchasing and owning automobile loans for the purpose of securing this revolving borrowing arrangement. Proceeds from payments on the automobile loans are required to be applied in priority order for fees, principal and interest on the borrowing, and funding the monthly replenishment of automobile loans. Any remaining proceeds are available for distribution to M&T Bank. The secured borrowing is prepayable, in whole or in part, at any time. Although the borrowing is non-recourse to M&T Bank and the Company, 80% of it can be put back to M&T Bank upon demand. The Company’s maximum incremental exposure to loss resulting from the structure of this borrowing arrangement is generally restricted to the amount that such borrowing is overcollateralized. Management currently estimates no material losses as a result of this borrowing arrangement.

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

Distributions on the SKATES are non-cumulative. The distribution rate on the SKATES is a rate per annum of three month LIBOR plus 1.50% of the stated liquidation amount of $1,000 per SKATES, reset quarterly two business days prior to the distribution dates of January 15, April 15, July 15, and October 15 in each year. The distributions will be paid if, as and when Allfirst Capital Trust has funds available for payment. The SKATES are subject to mandatory redemption if the Asset Preferred Securities of Allfirst Asset Trust are redeemed. Allfirst Asset Trust will redeem the Asset Preferred Securities if the junior subordinated debentures of M&T held by Allfirst Asset Trust are redeemed. M&T may redeem the junior subordinated debentures, in whole or in part, at any time on or after July 15, 2009 with the prior consent of the Federal Reserve Board. Allfirst Asset Trust will redeem the Asset Preferred Securities at an amount equal to $1,000 plus accrued and unpaid distributions from the last distribution payment date. M&T has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the SKATES

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Borrowings, continued

and on the Asset Preferred Securities to the extent that Allfirst Capital Trust and Allfirst Asset Trust, respectively, have funds legally available. Under the Federal Reserve Board’s current risk-based capital guidelines, the SKATES are includable in M&T’s Tier I Capital.

Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust IV, Trust V and Allfirst Capital Trust, the preferred capital securities had financial statement carrying values as follows:

	September 30	December 31
	2003	2002

	(in thousands)
Trust I	$150,000	150,000
Trust II	100,000	100,000
Trust III	67,584	67,828
Trust IV	137,226	—
Trust V	134,528	—
Allfirst Capital Trust	95,978	—

	$685,316	317,828

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 20 to the Company’s consolidated financial statements as of and for the year ended December 31, 2002. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Segment financial information for the second and third quarters of 2003 includes the results of operations obtained in the

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Segment information, continued

Allfirst acquisition. Information about the Company’s segments is presented in the following tables.

	Three months ended September 30

	2003			2002

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

	(in thousands)
Commercial Banking(b)	$117,108	150	52,200	65,996	80	16,006
Commercial Real Estate	65,579	395	31,326	44,414	254	22,215
Discretionary Portfolio(c)	43,196	(909)	27,213	27,278	1,238	15,197
Residential Mortgage Banking	84,916	22,977	26,949	63,350	12,008	6,624
Retail Banking	298,967	3,463	55,632	201,035	3,733	41,687
All Other(b)(c)	52,426	(26,076)	(36,857)	41,464	(17,313)	8,388

Total	$662,192	—	156,463	443,537	—	110,117

	Nine months ended September 30

	2003			2002

		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)

	(in thousands)
Commercial Banking(b)	$305,048	468	126,527	197,855	375	67,693
Commercial Real Estate	178,466	1,063	87,387	133,594	863	67,899
Discretionary Portfolio(c)	105,953	413	63,699	77,467	3,640	46,049
Residential Mortgage Banking	238,142	56,904	53,694	178,477	34,007	27,590
Retail Banking	789,719	10,878	151,470	587,457	11,550	123,203
All Other(b)(c)	157,465	(69,726)	(75,736)	124,630	(50,435)	5,767

Total	$1,774,793	—	407,041	1,299,480	—	338,201

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Segment information, continued

	Average total assets

	Nine months ended		Year ended
	September 30		December 31
	2003	2002	2002

	(in millions)
Commercial Banking(b)	$9,403	6,265	6,314
Commercial Real Estate	7,115	6,191	6,234
Discretionary Portfolio	8,556	6,988	7,072
Residential Mortgage Banking	1,901	1,547	1,618
Retail Banking	12,733	8,897	9,059
All Other(b)	4,369	1,630	1,638

Total	$44,077	31,518	31,935

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owned by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $4,182,000 and $3,530,000 for the three-month periods ended September 30, 2003 and 2002, respectively, and $12,113,000 and $10,750,000 for the nine-month periods ended September 30, 2003 and 2002, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

(b)	During the second quarter of 2003, a strategic business unit which had previously been included in the “All Other” category was moved to the Commercial Banking segment for internal profitability reporting purposes. As a result, approximately $27 million of loans were transferred from the “All Other” category to the Commercial Banking segment. This strategic business unit contributed net interest expense and net losses of less than $1 million in each of the quarters since January 1, 2002, except for the quarter ended September 30, 2002, when a net loss of approximately $11 million resulted from the charge off of $17 million related to two commercial leases to a major airline company that filed for bankruptcy protection. Prior period information has been reclassified to conform to current period presentation.

(c)	During the fourth quarter of 2002, the Company changed the internal funding charge for a limited number of the investment securities types included in the Discretionary Portfolio segment. As a result, total revenues and net income increased in the Discretionary Portfolio segment and decreased in the “All Other” category by approximately $2 million and $1 million, respectively, in the quarter ended March 31, 2002, approximately $3 million and $2 million, respectively, in the quarter ended June 30, 2002, and approximately $4 million and $2 million, respectively, in the quarter ended September 30, 2002.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	September 30	December 31
	2003	2002

	(in thousands)
Commitments to extend credit Home equity lines of credit	$3,628,100	2,056,259
Commercial real estate and construction	1,416,970	1,128,823
Residential real estate	835,358	922,257
Commercial and other	6,719,442	2,250,516
Standby letters of credit	2,930,454	833,715
Commercial letters of credit	83,813	25,556
Financial guarantees and indemnification contracts	992,070	121,312
Commitments to sell real estate loans	1,224,337	1,453,966

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

10. Relationship of M&T and AIB

As a result of M&T’s acquisition of Allfirst (see note 2), AIB acquired approximately 22.5% of the issued and outstanding shares of M&T common stock on April 1, 2003. While AIB maintains a significant ownership in M&T, the Agreement and Plan of Reorganization by and among M&T, AIB and Allfirst (“Reorganization Agreement”) includes several provisions relating to the corporate governance of M&T that provide AIB with representation on the M&T and M&T Bank boards of directors and key board committees and certain protections of its rights as a substantial M&T shareholder. In addition, AIB has rights that will facilitate its ability to maintain its proportionate ownership position in M&T.

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

There are several other corporate governance changes that serve to protect AIB’s rights as a substantial M&T shareholder and are embodied in M&T’s certificate of incorporation and bylaws, which were both amended in connection with the Allfirst acquisition to incorporate such changes. These protections include an effective consent right in connection with certain actions by M&T, such as amending M&T’s certificate of incorporation or bylaws in a manner inconsistent with AIB’s rights, engaging in activities not permissible for a bank holding company or adopting any shareholder rights plan or other measures intended to prevent or delay any transaction involving a change in control of M&T. AIB has the right to limit, with the agreement of at least one non-AIB designee on the M&T board of directors, other actions by M&T, such as reducing M&T’s cash dividend policy such that the ratio of cash dividends to net income is less than 15%, acquisitions and dispositions of significant amounts of assets, and the appointment or election of the chairman of the board of directors or the chief executive officer of M&T. The protective provisions described above will cease to be applicable when AIB no longer owns at least 15% of M&T outstanding common stock, calculated as described in the Reorganization Agreement.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Relationship of M&T and AIB, continued

M&T assumed from Allfirst two floating rate notes payable to AIB. A $100 million floating rate note payable to AIB was repaid by M&T on June 3, 2003. An additional $200 million floating rate note payable to AIB was repaid by M&T on September 30, 2003. Interest expense related to the notes discussed above aggregated $1.2 million for the second quarter of 2003 and $809 thousand for the third quarter of 2003.

11. Variable interest entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The FASB’s stated intent in issuing FIN 46 was to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity (as defined in FIN 46) if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, FASB Staff Position No. FIN 46-6 was issued, which delayed the effective date of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. Although still under consideration, implementation of the provisions of FIN 46 to variable interest entities created prior to February 1, 2003 is not expected to have a material effect on the Company’s consolidated results of operations or its consolidated financial position. The following paragraphs describe variable interest entities in which the Company holds a significant variable interest.

In November 2002, the Company transferred approximately $1.1 billion of one-to-four family residential mortgage loans to Manufacturers and Traders Trust Company Mortgage Trust 2002-1 (“M&T Trust”), a qualified special purpose trust, in a non-recourse securitization transaction. The Company received $140 million in cash and retained approximately 88% of the resulting securities in exchange for the loans. The Company realized a $5 million gain on the transaction and allocated $977 million and $7 million of the carrying value of the loans to the retained securities and to capitalized servicing assets, respectively. All of the retained securities were classified as investment securities available for sale. At September 30, 2003 and December 31, 2002 retained securities had an aggregate amortized cost of $566 million and $936 million, respectively, and an aggregate estimated fair value of $585 million and $972 million, respectively. At September 30, 2003 securities included therein rated A or higher had an amortized cost and an estimated fair value of $550 million and $569 million, respectively, and securities rated BBB or lower had an amortized cost and an estimated fair value of $16 million. As a qualified special purpose trust, M&T Trust is not included in the Company’s consolidated financial statements. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with M&T Trust is limited to realizing the carrying value of the retained securities and servicing rights.

In November 2003, the Company transferred approximately $838 million of one-to-four family residential mortgage loans to a qualified special purpose trust, in a non-recourse securitization transaction similar to the one discussed in the preceding paragraph. The Company received $112 million in cash and retained approximately 87% of the resulting securities as well as the servicing rights in exchange for the loans. The qualified special purpose trust

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities, continued

to which the loans were transferred will not be included in the Company’s future consolidated financial statements. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the special purpose trust is limited to realizing the carrying value of the retained securities and servicing rights.

The Company is a limited partner in various low-income housing investment partnerships that collectively have approximately $250 million in total assets. These partnerships generally construct or acquire properties to be used to provide housing to low-income families in accordance with government guidelines. Such investments provide certain tax credits and tax deductible losses to the partners. As a limited partner there is no recourse to the Company by creditors of the partnerships. However, the tax credits provided by the partnerships are generally subject to a five to fifteen year recapture period should the partnership fail to comply with the respective government regulations. At September 30, 2003, the Company’s maximum exposure to loss of its investments in such partnerships was $77 million, including $40 million of unfunded commitments. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.

The Company also has various borrowing relationships that utilize variable interest entities. These relationships are described in note 7.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) reported net income in the third quarter of 2003 of $156 million or $1.28 of diluted earnings per common share, increases of 42% and 10%, respectively, from $110 million or $1.16 of diluted earnings per common share in the third quarter of 2002. Net income during the second quarter of 2003 was $134 million or $1.10 of diluted earnings per common share. Basic earnings per common share were $1.31 in the recent quarter, up from $1.20 in the year-earlier quarter and $1.12 in 2003’s second quarter. The after-tax impact of merger-related expenses associated with M&T’s acquisition activity, as discussed below, was $12 million or $.10 each of diluted and basic earnings per share in the third quarter of 2003, compared with $22 million or $.17 of diluted earnings per share and $.18 of basic earnings per share in 2003’s second quarter. There were no merger-related expenses in the third quarter of 2002.

     For the nine-month period ended September 30, 2003, net income was $407 million or $3.59 per diluted share, up 20% and 2%, respectively, from $338 million or $3.53 per diluted share during the first nine months of 2002. Basic earnings per share were $3.68 for the first three quarters of 2003, compared with $3.65 in the comparable 2002 period. The after-tax impact of merger-related expenses associated with M&T’s acquisition activity lowered net income during the first nine months of 2003 by approximately $38 million and diluted and basic earnings per share by $.33 and $.34, respectively. There were no merger-related expenses during the similar 2002 period.

     Net income expressed as an annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the third quarter of 2003 was 1.24%, compared with 1.37% in the year-earlier quarter and 1.10% in the second quarter of 2003. The annualized rate of return on average common stockholders’ equity was 11.37% in the recent quarter, compared with 14.42% in the third quarter of 2002 and 10.00% in 2003’s second quarter. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.34% and 12.27%, respectively, during 2003’s third quarter and 1.27% and 11.60%, respectively, in the second quarter of 2003. During the first nine months of 2003, the annualized rates of return on average assets and average common stockholders’ equity were 1.23% and 11.55%, respectively, compared with 1.43% and 15.12%, respectively, in the similar 2002 period. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.35% and 12.62%, respectively, during the first nine months of 2003.

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

	Opening Balances on April 1, 2003

	M&T	Allfirst	Combined

Assets	(in thousands)
Investment securities	$4,146,303	1,312,301	5,458,604
Loans and leases, net of unearned discount	26,224,113	10,265,123	36,489,236
Allowance for credit losses	(444,680)	(146,300)	(590,980)

Loans and leases, net	25,779,433	10,118,823	35,898,256
Goodwill	1,097,553	1,806,528	2,904,081
Core deposit and other intangible assets	107,342	199,265	306,607
Other assets	2,313,160	3,053,742	5,366,902

Total assets	$33,443,791	16,490,659	49,934,450

Liabilities and stockholders’ equity
Liabilities Deposits	$21,924,222	10,935,521	32,859,743
Short-term borrowings	2,387,043	1,610,782	3,997,825
Long-term borrowings	5,394,920	1,226,518	6,621,438
Other liabilities	424,887	723,882	1,148,769

Total liabilities	30,131,072	14,496,703	44,627,775
Stockholders’ equity	3,312,719	1,993,956	5,306,675

Total liabilities and stockholders’ equity	$33,443,791	16,490,659	49,934,450

     Merger-related expenses associated with the Allfirst acquisition incurred during the quarters ended June 30 and September 30, 2003 totaled $33 million ($22 million after tax effect) and $19 million ($12 million after tax effect), respectively. Such expenses were for professional services and temporary help associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to Allfirst’s customers; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices. Although the Company will incur additional merger-related expenses during the remainder of 2003 as Allfirst’s operations are fully integrated with those of the Company, such charges are not expected to be material. In accordance with generally accepted accounting principles (“GAAP”), included in the determination of goodwill associated with the Allfirst merger were charges totaling $29 million, net of applicable income taxes ($48 million before tax effect), for severance costs for former Allfirst employees; investment banking and other professional fees; and termination of Allfirst contracts for various services. As of September 30, 2003, the remaining unpaid portion of merger-related expenses and charges included in the determination of goodwill were $7 million and $19 million, respectively. The resolution of preacquisition contingencies in future periods could have an impact on the allocation of the purchase price and the amount of goodwill recorded as part of the acquisition, however, management does not presently expect that any such adjustments will be material to the Company’s consolidated balance sheet.

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

     Effective January 1, 2003, the Company began recognizing expense for stock-based compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended. As a result, salaries and employee benefits expense in 2003 included $11 million of stock-based compensation in the third quarter and $10 million in each of the first two quarters. After tax effect, stock-based compensation lowered 2003’s net income by $9 million, or $.07 per diluted share in the recently completed quarter, $7 million, or $.06 per diluted share in the second quarter and $7 million, or $.08 per diluted share in the first quarter. Using the retroactive restatement method described in SFAS No. 148, which amended SFAS No. 123, financial information for all prior periods presented in this quarterly report on Form 10-Q have been restated to reflect the impact of recognizing expense for stock-based compensation. As a result, salaries and employee benefits expense in the third quarter of 2002 has been restated to include $10 million of stock-based compensation, resulting in a reduction of previously reported net income of $7 million. Diluted earnings per share noted herein for the third quarter of 2002 have been reduced by $.07 from the amount previously reported. For the first nine months and full-year 2002, the impact of adopting SFAS No. 123 using the retroactive restatement method was to increase salaries and employee benefits expense by approximately $30 million and $41 million, respectively, resulting in a reduction of previously reported net income of $21 million or $.22 of diluted earnings per share for the nine months ended September 30, 2002 and $28 million or $.29 of diluted earnings per share for the year ended December 31, 2002.

Supplemental Reporting of Non-GAAP Results of Operations

M&T has accounted for substantially all of its business combinations using the purchase method of accounting. As a result, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.2 billion at September 30 and June 30, 2003, and $1.2 billion at September 30 and December 31, 2002. Included in such intangible assets at September 30 and June 30, 2003 was goodwill of $2.9 billion, up from $1.1 billion at September 30 and December 31, 2002 due to the Allfirst acquisition. Amortization of core deposit and other intangible assets, after tax effect, was $14 million ($.11 per diluted share) during the second and third quarters of 2003, compared with $8 million ($.08 per diluted share) in the third quarter of 2002. For the nine month periods ended September 30, 2003 and 2002, amortization of core deposit and other intangible assets, after tax effect, totaled $35 million ($.31 per diluted share) and $25 million ($.27 per diluted share), respectively. The higher levels of such amortization during the three and nine-month periods ended September 30, 2003 as compared with the corresponding 2002 periods were due to the impact of core deposit and other intangible assets recorded as part of the Allfirst transaction.

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

     Net operating income rose 55% to $183 million in the third quarter of 2003 from $118 million in the corresponding quarter of 2002. Diluted net operating earnings per share for the recent quarter were $1.49, up 20% from

$1.24 in the third quarter of 2002. Net operating income and diluted net operating earnings per share were $169 million and $1.38, respectively, in the second quarter of 2003. For the first three quarters of 2003, net operating income and diluted net operating earnings per share were $479 million and $4.23, respectively, compared with $363 million and $3.80 in the similar 2002 period.

     A reconciliation of net income and diluted earnings per share with net operating income and diluted net operating earnings per share follows:

				Nine
	Three months ended			months ended

	March 31	June 30	September 30	September 30
	2003	2003	2003	2003

	(in thousands, except per share)
Net income	$116,538	134,040	156,463	407,041
Amortization of core deposit and other intangible assets(1)	7,094	13,883	13,790	34,767
Merger-related expenses(1)	3,599	21,513	12,417	37,529

Net operating income	$127,231	169,436	182,670	479,337

Diluted earnings per share	$1.23	1.10	1.28	3.59
Amortization of core
deposit and other intangible assets(1)	.07	.11	.11	.31
Merger-related expenses(1)	.04	.17	.10	.33

Diluted net operating earnings per share	$1.34	1.38	1.49	4.23

(1) After any related tax effect

				Nine
	Three months ended			months ended

	March 31	June 30	September 30	September 30
	2002	2002	2002	2002

	(in thousands, except per share)
Net income	$113,577	114,507	110,117	338,201
Amortization of core deposit and other intangible assets(1)	8,793	8,533	7,956	25,282
Merger-related expenses(1)	—	—	—	—

Net operating income	$122,370	123,040	118,073	363,483

Diluted earnings per share	$1.18	1.19	1.16	3.53
Amortization of core
deposit and other intangible assets(1)	.09	.09	.08	.27
Merger-related expenses(1)	—	—	—	—

Diluted net operating earnings per share	$1.27	1.28	1.24	3.80

(1)	After any related tax effect

     Expressed as an annualized return on average tangible assets, net operating income was 1.55% in the recent quarter, compared with 1.52% in the year-earlier quarter and 1.48% in the second quarter of 2003. Net operating income expressed as an annualized return on average tangible common equity was 30.67% in the third quarter of 2003, compared with 25.46% in the third quarter of 2002 and 29.89% in 2003’s second quarter. For the first nine months of 2003, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of 1.54% and 28.55%, respectively, compared with 1.60% and 27.14%, respectively, in the corresponding 2002 period.

     A reconciliation of average assets and equity with average tangible assets and average tangible equity follows:

				Nine
	Three months ended			months ended

	March 31	June 30	September 30	September 30
	2003	2003	2003	2003

	(in millions)
Average assets	$33,061	49,010	50,024	44,077
Goodwill	(1,098)	(2,893)	(2,904)	(2,305)
Core deposit and other intangible assets	(112)	(295)	(272)	(227)
Deferred taxes	33	—	—	—

Average tangible assets	$31,884	45,822	46,848	41,545

Average equity	$3,267	5,377	5,461	4,710
Goodwill	(1,098)	(2,893)	(2,904)	(2,305)
Core deposit and other intangible assets	(112)	(295)	(272)	(227)
Deferred taxes	33	85	78	67

Average tangible equity	$2,090	2,274	2,363	2,245

				Nine
	Three months ended			months ended

	March 31	June 30	September 30	September 30
	2002	2002	2002	2002

	(in millions)
Average assets	$31,290	31,349	31,908	31,518
Goodwill	(1,098)	(1,098)	(1,098)	(1,098)
Core deposit and other intangible assets	(163)	(150)	(137)
				(150)
Deferred taxes	48	49	45	48

Average tangible assets	$30,077	30,150	30,718	30,318

Average equity	$2,960	2,978	3,030	2,990
Goodwill	(1,098)	(1,098)	(1,098)	(1,098)
Core deposit and other intangible asset	(163)	(150)	(137)
				(150)
Deferred taxes	48	49	45	48

Average tangible equity	$1,747	1,779	1,840	1,790

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income rose 36% to $435 million in the third quarter of 2003 from $319 million in the year-earlier quarter. The improvement reflects a 48% increase in average earning assets to $42.9 billion, partially offset by a decline in the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. Taxable-equivalent net interest income was $435 million in the second quarter of 2003 when average earning assets were $42.4 billion. Average loans and leases rose $11.1 billion, or 43%, to $37.0 billion in the recent quarter from $25.8 billion in the year-earlier quarter and were up $320 million, or 1%, from 2003’s second quarter. The most significant factor for the higher loan balances in 2003’s second and third quarters as compared with the third quarter of 2002 was the impact of the $10.3 billion of loans obtained in the Allfirst acquisition. Such acquired loans were comprised of approximately $4.5 billion of commercial loans and leases (including $314 million of leveraged leases and $230 million of loans to foreign borrowers), $2.5 billion of commercial real estate loans (including $10 million of loans originated for sale), $383 million of residential real estate loans and $2.9 billion of consumer loans and leases. The following table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2003	2002	2003

Commercial, financial, etc.	$9,514	84%	(5)%
Real estate – commercial	12,165	28	1
Real estate – consumer	4,303	4	12
Consumer
Automobile	4,285	45	7
Home equity lines	3,062	63	4
Home equity loans	1,939	165	(8)
Other	1,685	21	2

Total consumer	10,971	58	2

Total	$36,953	43%	1%

     Partially offsetting the growth in loans presented in the immediately preceding table from the third quarter of 2002 to 2003’s third quarter was a securitization of $1.1 billion of residential real estate loans in November 2002. Approximately 88% of the resultant securities were retained by the Company in the investment securities portfolio. In November 2003 the Company securitized an additional $838 million of residential real estate loans and retained approximately 87% of the resultant securities in its investment securities portfolio. The effects of this latest securitization are not reflected in the preceding table as the transaction occurred subsequent to September 30, 2003.

     For the first three quarters of 2003 taxable-equivalent net interest income was $1.2 billion, up 27% from $936 million in the year-earlier period. An increase in average loans and leases of $7.8 billion was the leading factor contributing to this improvement. Approximately 80% of such increase was directly attributable to loans and leases obtained in the Allfirst transaction or subsequently originated in market areas associated with Allfirst. Partially offsetting the impact of loan growth was a lower net interest margin.

     Investment securities averaged $5.8 billion in the third 2003 quarter, up from $2.9 billion in the corresponding quarter of 2002 and $5.7 billion in the second quarter of 2003. The higher levels of investment securities in the two most recent quarters compared with the third quarter of 2002 include the impact of $1.3 billion of investment securities obtained in the Allfirst acquisition and the November 2002 residential real estate loan securitization already noted. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, shorter-term U.S. Treasury notes, debt securities issued by municipalities, and debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions. The Company owned $180 million of capital stock of the Federal Home Loan Bank of New York (“FHLBNY”), a government-sponsored agency, at September 30, 2003. During September, the FHLBNY announced that it would suspend its dividend payments in the fourth quarter of 2003. FHLBNY dividends earned and received by the Company were $3 million and $9 million during the three and nine-month periods ended September 30, 2003, respectively, and $2 million and $6 million during the three and nine-month periods ended September 30, 2002, respectively. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing the investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or in connection with a business combination.

     Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, federal funds sold and agreements to resell securities, averaged $95 million in 2003’s third quarter, compared with $121 million in the year-earlier quarter and $100 million in 2003’s second quarter. The size of the Company’s investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, collateral requirements and management of balance sheet size and resulting capital ratios.

     As a result of the changes described herein, average earning assets increased $14.0 billion, or 48%, to $42.9 billion in the recent quarter from $28.9 billion in the third quarter of 2002. Average earning assets were $42.4 billion in the second quarter of 2003 and aggregated $38.5 billion and $28.5 billion for the nine-month periods ended September 30, 2003 and 2002, respectively.

     Core deposits are the most significant source of funding for the Company and are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T. Average core deposits were $28.9 billion in the recently completed quarter, compared with $17.5 billion in the third quarter of 2002 and $28.0 billion in the second 2003 quarter. Core deposits assumed on April 1, 2003 in conjunction with the Allfirst acquisition totaled approximately $10.7 billion. The following table summarizes quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS
Dollars in millions		Percent increase from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2003	2002	2003

NOW accounts	$1,227	63%	36%
Savings deposits	14,261	60	—
Time deposits less than $100,000	5,126	23	(6)
Noninterest-bearing deposits	8,328	127	13

Total	$28,942	65%	3%

     For the nine month periods ended September 30, 2003 and 2002, core deposits averaged $25.0 billion and $17.5 billion, respectively.

     The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through M&T Bank’s offshore branch offices, and brokered deposits. Offshore branch deposits and brokered deposits have been used by the Company as an alternative to short-term borrowings. Offshore branch deposits, primarily comprised of balances of $100,000 or more, averaged $1.3 billion, $458 million and $996 million for the three-month periods ended September 30, 2003, September 30, 2002 and June 30, 2003, respectively. M&T Bank acquired an offshore branch from Allfirst which had deposits of $97 million on April 1, 2003 and which had average deposits of $322 million and $432 million during 2003’s second and third quarters, respectively. Brokered time deposits averaged $333 million in the third quarter of 2003, compared with $1.8 billion in the year-earlier quarter and $655 million in the second quarter of 2003. At September 30, 2003, brokered time deposits totaled $232 million and had a weighted average remaining term to maturity of 2.7 years. Certain of the brokered time deposits have provisions that allow for early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $100 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $60 million during the third quarter of 2003, compared with $58 million and $101 million during the third quarter of 2002 and second quarter of 2003, respectively. Additional amounts of brokered deposits may be solicited in the future depending on market conditions and the cost of funds available from alternative sources at the time.

     The Company uses borrowings from banks, securities dealers, the Federal Home Loan Banks of New York, Pittsburgh and Atlanta (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $4.9 billion in the recent quarter, compared with $3.2 billion in the year-earlier quarter and $4.8 billion in the second quarter of 2003. Amounts borrowed from the FHLB and included in short-term borrowings averaged $598 million in the third quarter of 2003, $1.0 billion in the third quarter of 2002 and $591 million in 2003’s second quarter. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank formed in November 2002. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. The remaining short–term borrowings were predominantly comprised of unsecured federal funds borrowings which generally mature daily. Federal funds borrowings averaged $3.4 billion in the recent quarter, compared with $2.1 billion in the third quarter of 2002 and $3.0 billion in the second quarter of 2003. Long-term borrowings averaged $6.6 billion in the third quarter of 2003, compared with $4.3 billion and $6.7 billion in the third quarter of 2002 and the second quarter of 2003, respectively. Included in average long-term borrowings were amounts borrowed from the FHLB totaling $4.0 billion in the third quarter of 2003, compared with $3.1 billion and $4.2 billion in the third quarter of 2002 and the second quarter of 2003, respectively. Average long-term borrowings for the second and third quarters of 2003 included $269 million and $198 million, respectively, of floating rate notes payable to AIB that were assumed in the acquisition of Allfirst (see note 10 of Notes to Financial Statements). The notes payable to AIB have been repaid. Also included in average long-term borrowings were subordinated capital notes of $1.3 billion in the two most recent quarters, and $675 million in the third quarter of 2002. Trust preferred securities included in average long-term borrowings totaled $685 million in the second and third quarters of 2003, and $318 million in the third quarter of 2002. Subordinated capital notes and trust preferred securities obtained in the Allfirst acquisition on April 1, 2003 averaged $334 million and $368 million, respectively, during the recent quarter. Information regarding trust preferred securities is provided in note 7 of Notes to Financial Statements. As described later, certain interest rate swap agreements have been entered into by the Company as part of its management of interest rate risk relating to long-term borrowings and other financial instruments.

     In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, changes in interest rates and spreads can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.75% in the third quarter of 2003 and 4.04% in the year-earlier quarter. The yield on earning assets during the recent quarter was 5.26%, down 112 basis points (hundredths of one percent) from 6.38% in the third quarter of 2002, while the rate paid on interest-bearing liabilities decreased 83 basis points to 1.51% from 2.34%. The decreases in interest rates earned and paid reflect generally lower market interest rates in 2003 as compared with 2002, including the impact of reductions by the Federal Reserve of its benchmark overnight federal funds target rate of 50 basis points in November 2002 and 25 basis points in June 2003. In the second quarter of 2003, the net interest spread was 3.85%, the yield on earning assets was 5.50% and the rate paid on interest-bearing liabilities was 1.65%. For the first nine months of 2003, the net interest spread was 3.86%, a decrease of 19 basis points from the corresponding 2002 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 5.52% and 1.66%, respectively, in the first nine months of 2003, compared with 6.54% and 2.49%, respectively, in the year-earlier period. Lower yielding portfolios of loans and investment securities obtained in the acquisition of Allfirst contributed to the reduced yields on earning assets in the three and nine-month periods ended September 30, 2003, as compared with the similar 2002 periods.

     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Average net interest-free funds totaled $7.8 billion in the third quarter of 2003, up from $4.1 billion a year earlier and $7.1 billion in the second quarter of 2003. During the first nine months of 2003 and 2002, average net interest-free funds were $6.4 billion and $3.9 billion, respectively. The increase in average net interest-free funds in the second and third quarters of 2003 as compared with 2002’s third quarter was due largely to the impact of the Allfirst acquisition. Goodwill and core deposit and other intangible assets averaged $3.2 billion during the second and third quarters of 2003, and $1.2 billion during the third quarter of 2002. The cash surrender value of bank owned life insurance averaged $932 million and $608 million in the third quarter of 2003 and 2002, respectively, and $918 million in the second quarter of 2003. The cash surrender value of bank owned life insurance obtained on April 1, 2003 in conjunction with the Allfirst acquisition averaged $285 million during the recent quarter. Tax-exempt income earned from increases in the cash surrender value of bank owned life insurance is not included in interest income, but rather is recorded in “other revenues from operations.”

     The contribution of net interest-free funds to net interest margin was .27% in the two most recent quarters, compared with .34% in the third quarter of 2002. For the first nine months of the year, the contribution of net interest-free funds to net interest margin was .27% in 2003 and .34% in 2002. The lower contribution to net interest margin of net interest free funds in the 2003 periods as compared with the 2002 periods resulted from the impact of lower interest rates on interest-bearing liabilities used to value such contribution, offset, in part, by higher balances of net interest-free funds.

     Reflecting the changes described herein, the Company’s net interest margin was 4.02% in 2003’s third quarter, 36 basis points lower than 4.38% in the third quarter of 2002 and down 10 basis points from 4.12% in the second 2003 quarter. During the first nine months of 2003 and 2002, the net interest margin was 4.13% and 4.39%, respectively. As mentioned earlier, lower yielding portfolios of loans and investment securities obtained in the Allfirst acquisition contributed to the lower net interest margins in the 2003 periods as compared with the similar 2002 periods.

     In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of September 30, 2003 and 2002 was $675 million and $872 million, respectively, $845 million as of June 30, 2003 and $495 million as of December 31, 2002. In general, under the terms of these agreements, the Company receives payments based on the outstanding notional amount of the swap agreements at fixed rates of interest and makes payments at variable rates. However, under the terms of a $100 million swap agreement that had been in effect as of September 30 and December 31, 2002 and June 30, 2003, and that had been designated as a cash flow hedge, the Company paid a fixed rate of interest and received a variable rate.

     As of September 30, 2003, all of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness of both fair value and cash flow hedges used for interest rate risk management purposes recognized during 2003 and 2002 were not material to the Company’s results of operations in any reporting period. The estimated fair values of interest rate swap agreements designated as fair value hedges was a gain of approximately $11 million at September 30, 2003, compared with gains of $9 million, $8 million and $27 million at September 30 and December 31, 2002 and June 30, 2003, respectively. The fair values of such swap agreements were substantially offset by unrealized losses on the fair values of the hedged items. The estimated fair values of the interest rate swap agreements designated as cash flow hedges were losses of approximately $280 thousand at June 30, 2003, and $1 million at September 30 and December 31, 2002. Net of applicable income taxes, such losses at June 30, 2003, September 30, 2002 and December 31, 2002 were approximately $171 thousand, $724 thousand and $622 thousand, respectively, and have been included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet. The changes in the fair values of the interest rate swap agreements and the hedged items resulted from the effects of changing interest rates.

     The weighted average rates to be received and paid under interest rate swap agreements currently in effect at September 30, 2003 were 6.98% and 4.01%, respectively. The average notional amounts of interest rate swaps and the related effect on net interest income and margin are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

	Three months ended September 30

	2003		2002

	Amount	Rate*	Amount	Rate*

Increase (decrease) in:
Interest income	$—	—%	$(194)	—%
Interest expense	(5,178)	(.06)	(2,580)	(.04)

Net interest income/margin	$5,178	.04%	$2,386	.04%

Average notional amount	$763,261		$871,793

	Nine months ended September 30

	2003		2002

	Amount	Rate*	Amount	Rate*

Increase (decrease) in:
Interest income	$—	—%	$(576)	—%
Interest expense	(12,337)	(.05)	(7,367)	(.04)

Net interest income/margin	$12,337	.04%	$6,791	.03%

Average notional amount	$692,894		$722,507

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, to fund operating costs, and to be used for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. M&T Bank has also obtained funding through issuances of subordinated capital notes and through the $500 million revolving asset-backed borrowing discussed earlier. Informal and sometimes reciprocal sources of funding are also available to M&T Bank through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $3.9 billion, $2.1 billion and $2.6 billion at September 30, 2003, December 31, 2002 and September 30, 2002, respectively. In general, these borrowings were unsecured and matured on the following business day. However, should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted, M&T Bank’s ability to obtain funding from these sources could be negatively impacted.

     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases is the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of this test, at September 30, 2003 approximately $522 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities is included in note 7 of Notes to Financial Statements. In connection with the Allfirst acquisition, M&T assumed responsibility for trust preferred securities and other long-term borrowings totaling $1.2 billion. As described in note 10 of Notes to Financial Statements, $300 million of the notes had been payable to AIB, but were subsequently repaid. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at September 30, 2003 or at December 31, 2002.

     As already discussed, in connection with M&T’s acquisition of Allfirst, M&T Bank issued $400 million of subordinated capital notes on March 31, 2003 to fund a portion of the cash consideration and to supplement regulatory capital. The Company had access to sufficient liquid assets to fund the remaining cash portion of the purchase price. On an ongoing basis, management closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Management does not currently anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and that would cause a significant strain on liquidity at either M&T or its subsidiary banks.

     Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Company to interest rate risk, which occurs when assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analyses of market values of the Company’s financial instruments and changes to such market values given changes in interest rates.

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

     The accompanying table as of September 30, 2003 and December 31, 2002 displays the estimated impact on net interest income from non-trading financial instruments resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	September 30, 2003	December 31, 2002

+200 basis points	$2,861	12,223
+100 basis points	1,268	5,311
-100 basis points	(6,300)	12,507
-200 basis points	(1,193)	13,055

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

     The Company has historically engaged in trading activities to meet the financial needs of customers and, to a limited extent, to fund the Company’s obligations under certain deferred compensation plans and to profit from perceived market opportunities. Financial instruments utilized in trading activities have included forward and futures contracts related to foreign currencies and mortgage-backed securities, U.S. Treasury and other government securities, mortgage-backed securities and interest rate contracts, such as swap agreements. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions as well as the type of trading activities conducted by the Company are subject to a well-defined series of potential loss exposure limits established by the Asset-Liability Committee. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.

     The notional amounts of interest rate contracts entered into for trading purposes totaled $5.4 billion at September 30, 2003 and $1.3 billion at September 30 and December 31, 2002. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $541 million, $260 million and $290 million at September 30, 2003, September 30, 2002 and December 31, 2002, respectively. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $254 million and $157 million, respectively, at September 30, 2003, $51 million and $36 million, respectively, at September 30, 2002, and $52 million and $36 million, respectively, at December 31, 2002. The higher amounts of trading account assets and liabilities at September 30, 2003 reflect the fair values of interest rate swap agreements executed with customers associated with Allfirst and the related offsetting trading positions. Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the third quarter of 2003 was $34 million, compared with $37 million in the year-earlier quarter and $36 million in the second quarter of 2003. Net loan charge-offs were $16 million and $36 million in the third quarter of 2003 and 2002, respectively, and $23 million in the second quarter of 2003. Net charge-offs as an annualized percentage of average loans and leases were .17% in the recent quarter, compared with .55% in the third quarter of 2002 and .26% in the second quarter of 2003. During the third quarter of 2002, the Company charged off the entire $17 million carrying value of two commercial leases with a major airline company that filed for bankruptcy protection. For the nine months ended September 30, 2003 and 2002, the provision for credit losses was $103 million and $89 million, respectively. Through September 30, net charge-offs were $64 million in 2003 and $77 million in 2002, representing an annualized .26% and .40%, respectively, of average loans and leases. Net charge-offs of loans acquired from Allfirst during the two most recent quarters have not been significant. A summary of net charge–offs by loan type follows.

NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands
	2003

				Year-
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date

Commercial, financial, etc	$12,237	7,420	1,132	20,789
Real estate:
Commercial	1,358	1,180	2,163	4,701
Residential	530	1,107	711	2,348
Consumer	10,667	13,772	12,078	36,517

	$24,792	23,479	16,084	64,355

	2002

				Year-
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date

Commercial, financial, etc.	$3,422	13,312	22,530	39,264
Real estate:
Commercial	591	531	2,283	3,405
Residential	1,189	1,274	1,460	3,923
Consumer	10,777	9,517	9,782	30,076

	$15,979	24,634	36,055	76,668

     Nonperforming loans consist of nonaccrual and restructured loans and aggregated $285 million or .77% of total loans and leases outstanding at September 30, 2003, compared with $227 million or .86% at September 30, 2002, $215 million or .84% at December 31, 2002, and $319 million or .86% at June 30, 2003. The increase in the amount of loans classified as nonperforming at June 30 and September 30, 2003 as compared with the 2002 dates noted reflects the inclusion of approximately $109 million and $82 million, respectively, of nonperforming loans obtained in the Allfirst acquisition on April 1, 2003. During the recent quarter, three large commercial loans obtained in the Allfirst transaction totaling $26 million that had been classified as nonperforming at June 30, 2003 were either paid in full or sold.

     Accruing loans past due 90 days or more were $174 million or .47% of total loans and leases at September 30, 2003, compared with $148 million or .56% a year earlier, $154 million or .60% at December 31, 2002 and $170 million or .46% at June 30, 2003. The increase in accruing loans past due 90 days or more at June 30 and September 30, 2003 as compared with the 2002 dates noted reflects the addition of $33 million and $29 million, respectively, of such loans obtained in the Allfirst transaction, including approximately $16 million and $11 million, respectively, of foreign commercial loans supported by the Export-Import Bank of the United States, for which the principal balances are fully guaranteed. Accruing loans past due 90 days or more also include one-to-four family residential mortgage loans serviced by the Company and repurchased from the Government National Mortgage Association (“GNMA”). The repurchased loans totaled $117 million at September 30, 2003, $109 million a year earlier, $115 million at June 30, 2003 and $123 million at December 31, 2002. The outstanding principal balances of the repurchased loans are fully guaranteed by government agencies. The loans were repurchased to reduce costs associated with servicing them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. In general, the remaining portion of accruing loans past due 90 days or more were either also guaranteed by government agencies or well-secured by collateral.

     Commercial loans and leases classified as nonperforming totaled $140 million at September 30, 2003, $124 million at September 30, 2002, $102 million at December 31, 2002 and $179 million at June 30, 2003. Commercial loans and leases obtained in the Allfirst transaction classified as nonperforming at September 30 and June 30, 2003 totaled $57 million and $86 million, respectively. Commercial loans and leases past due 90 days or more and accruing interest totaled $21 million at September 30, 2003, compared with $2 million at September 30 and December 31, 2002, and $22 million at June 30, 2003. The higher level of such loans at the two most recent quarter-ends was due largely to the foreign commercial loans supported by the Export-Import Bank, as previously noted.

     Nonperforming commercial real estate loans aggregated $60 million at September 30, 2003, $42 million a year earlier, $49 million at December 31, 2002 and $58 million at June 30, 2003. Commercial real estate loans obtained in the acquisition of Allfirst classified as nonperforming were $8 million at each of June 30 and September 30, 2003.

     Nonperforming residential real estate loans totaled $52 million and $36 million at September 30, 2003 and 2002, respectively, $37 million at December 31, 2002, and $58 million at June 30, 2003. Residential real estate loans past due 90 days or more and accruing interest totaled $138 million at September 30, 2003, compared with $130 million at September 30, 2002, and $142 million and $135 million at December 31, 2002 and June 30, 2003, respectively. As previously discussed, such loans include loans repurchased from GNMA that are fully guaranteed by government agencies. Residential real estate loans obtained in the Allfirst acquisition classified as nonperforming and past due 90 days or more and accruing interest aggregated $12 million and $6 million, respectively, at September 30, 2003 and $14 million and $5 million, respectively, at June 30, 2003.

     Nonperforming consumer loans and leases totaled $33 million at the recent quarter-end, compared with $25 million at September 30, 2002, $27 million at December 31, 2002, and $24 million at June 30, 2003. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .30% at September 30, 2003, .35% a year earlier, .37% at December 31, 2002 and .22% at June 30, 2003. Consumer loans acquired in the Allfirst transaction that were classified as nonperforming totaled $5 million at September 30, 2003 and $1 million at June 30, 2003. Accruing consumer loans and leases past due 90 days or more were $5 million at September 30, 2003, $4 million a year earlier, $3 million at December 31, 2002 and $8 million at June 30, 2003.

     Assets acquired in settlement of defaulted loans were $20 million at September 30, 2003 and 2002, $17 million at December 31, 2002 and $23 million at June 30, 2003.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2003 Quarters			2002 Quarters

	Third	Second	First	Fourth	Third

Nonaccrual loans	$278,300	311,881	222,334	207,038	218,617
Renegotiated loans	6,888	6,985	7,630	8,252	8,402

Total nonperforming loans	285,188	318,866	229,964	215,290	227,019
Real estate and other assets owned	20,158	23,028	16,976	17,380	20,458

Total nonperforming assets	$305,346	341,894	246,940	232,670	247,477

Accruing loans past due 90 days or more*	$174,224	169,753	146,355	153,803	147,867

Government guaranteed loans included in totals above
Nonperforming loans	$19,225	16,243	12,513	11,885	10,373
Accruing loans past due 90 days or more	$133,045	135,545	123,697	129,114	114,432

Nonperforming loans to total loans and leases, net of unearned discount	.77%	.86%	.88%	.84%	.86%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.82%	.92%	.94%	.90%	.94%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.47%	.46%	.56%	.60%	.56%

*	Predominately residential mortgage loans and consumer loans.

     Management regularly assesses the adequacy of the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses at September 30, 2003. Factors considered by management when performing its assessment, in addition to general economic conditions and other general and borrower-specific factors described above, included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth than the vast majority of other regions of the country; and (iii) significant growth in loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis. The allowance for credit losses was $621 million, or 1.67% of total loans and leases at September 30, 2003, compared with $437 million or 1.66% a year earlier, $436 million or 1.70% at December 31, 2002, and $604 million or 1.63% at June 30, 2003. On the April 1, 2003 acquisition date, Allfirst had an allowance for credit losses of $146 million, or 1.43% of Allfirst’s loans then outstanding. Immediately following the merger on April 1, the combined balance sheet of Allfirst and the Company included an allowance for credit losses of $591 million that was equal to 1.62% of loans outstanding. Management continues to evaluate the acquired portfolio, but nevertheless believes that the allowance for credit losses at September 30, 2003 was reasonably stated, in all material respects, and was adequate to absorb credit losses inherent in the portfolio as of that date. The ratio of the allowance for credit losses to nonperforming loans was 218% at the most recent quarter-end, compared with 193% a year earlier, 203% at December 31, 2002 and 189% at June 30, 2003.

Other Income

Other income grew 80% to $232 million in the third quarter of 2003 from $128 million in the corresponding quarter of 2002, but was little changed from $233 million in the second 2003 quarter. Approximately $90 million of the increase in the recent quarter’s other income from the year-earlier quarter was attributable to revenues related to operations and/or market areas associated with the Allfirst transaction.

     Mortgage banking revenues totaled $39 million in the recent quarter, up from $30 million in the third quarter of 2002 but below the $44 million recorded in the second quarter of 2003. The recent quarter’s revenues include $32 million related to the Company’s residential mortgage banking activities, compared with $37 million in the second quarter of 2003. The remaining mortgage banking revenues in the third and second quarters of 2003 relate to commercial mortgage banking and servicing activities which were largely comprised of the origination, sales and servicing of loans in conjunction with the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. The Company’s involvement with the FNMA DUS program resulted from the Allfirst acquisition.

     Residential mortgage loans originated for sale to other investors totaled approximately $1.6 billion during the third quarter of 2003, compared with $1.4 billion in 2002’s third quarter and $1.8 billion in the second quarter of 2003. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans at fair market value aggregated $17 million in the third quarter of 2003, compared with $14 million in the year-earlier quarter and $21 million in the second quarter of 2003. Revenues from servicing residential mortgage loans for others were $13 million in each of the quarters ended September 30, 2003, September 30, 2002 and June 30, 2003. Included in each quarter’s servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans of $1 million. Residential mortgage loans serviced for others were $12.0 billion at September 30, 2003, $12.3 billion a year earlier, and $12.6 billion at December 31, 2002, including the small balance commercial mortgage loans noted above of approximately $800 million and $650 million at September 30, 2003 and 2002, respectively, and $600 million at December 31, 2002. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, totaled $106 million at September 30, 2003, compared with $109 million at September 30, 2002 and $103 million at December 31, 2002. Included in capitalized residential mortgage servicing assets were $7 million at September 30, 2003 and 2002, and $6 million at December 31, 2002 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Residential mortgage loans held for sale were $880 million and $1.0 billion at September 30, 2003 and 2002, respectively, and $1.1 billion at December 31, 2002. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $1.1 billion and $687 million, respectively, at September 30, 2003, $1.6 billion and $1.2 billion, respectively, at September 30, 2002 and $1.5 billion and $825 million, respectively, at December 31, 2002. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $7 million and $16 million at September 30, 2003 and 2002, respectively, and $15 million at December 31, 2002. Changes in net unrealized gains are recorded in mortgage banking revenues and resulted in a net increase in revenues of $10 million during the third quarter of 2002 and $2 million during the second quarter of 2003. Changes in net unrealized gains resulted in a decrease in mortgage banking revenues of $10 million during 2003’s third quarter.

     Commercial mortgage banking revenues in the third and second quarters of 2003 were $6 million and $7 million, respectively, including $4 million and $5 million, respectively, of revenues from loan origination and sales activities. Commercial mortgage loan servicing revenues were $2 million in each of the two most recent quarters. Commercial mortgage banking revenues were predominantly related to the FNMA DUS business obtained in the Allfirst acquisition. Capitalized commercial mortgage servicing assets totaled $22 million and $21 million, respectively, at September 30 and June 30, 2003. Commercial mortgage loans held for sale at September 30 and June 30, 2003 were $2 million and $65 million, respectively.

     Service charges on deposit accounts rose to $91 million in the third quarter of 2003 from $43 million in the year-earlier quarter and $86 million in the second quarter of 2003. Fees for deposit services provided to customers in areas formerly served by Allfirst contributed $43 million and $41 million, respectively, to such revenue in the third and second quarters of 2003. Reflecting $17 million of revenues associated with the acquired Allfirst operations, trust income totaled $32 million in the recent quarter, compared with $14 million in last year’s third quarter and $34 million in this year’s second quarter. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $13 million in the third quarter of 2003, up from $11 million in the year-earlier quarter, but lower than the $14 million earned in the second quarter of 2003. Trading account and foreign exchange activity resulted in gains of $5 million during the third quarter of 2003, $287 thousand in 2002’s third quarter and $6 million in the second quarter of 2003. Contributing to the rise in such gains from 2002’s third quarter were market value increases in trading assets held in connection with deferred compensation plans. Other revenues from operations were $52 million in the third quarter of 2003, compared with $30 million in the third quarter of 2002 and $49 million in 2003’s second quarter. Included in other revenues from operations is tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $13 million in the recent quarter, up from $8 million and $12 million in the quarters ended September 30, 2002 and June 30, 2003, respectively. Other revenues from operations also included letter of credit and other credit-related fees of $15 million in the third and second quarters of 2003, and $7 million in the third quarter of 2002. Other revenues associated with operations acquired from Allfirst were $19 million in each of 2003’s third and second quarters. Included in each quarter’s Allfirst-related revenues were credit-related fees of $7 million and income from bank owned life insurance of $4 million.

     Other income totaled $597 million in the first nine months of 2003, up 60% from $374 million in the corresponding 2002 period. Included in other income in the first nine months of 2003 were revenues relating to operations obtained in the Allfirst acquisition of approximately $180 million.

     For the first nine months of 2003, mortgage banking revenues totaled $117 million, up from $82 million in the year-earlier period. Reflecting the April 1, 2003 acquisition of Allfirst, mortgage banking revenues in 2003 include $13 million related to the Company’s commercial mortgage banking and servicing activities. The remaining mortgage banking revenues in the first nine months of 2003 and 2002 were generated by the Company’s residential mortgage banking operations. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans at fair market value aggregated $56 million and $36 million during the nine-month periods ended September 30, 2003 and 2002, respectively. Revenues from servicing residential mortgage loans for others were $40 million and $39 million for the first nine months of 2003 and 2002, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $3 million for each of the first nine months of 2003 and 2002.

     Due largely to the previously noted impact of the Allfirst transaction, service charges on deposit accounts grew to $220 million during the first nine months of 2003 from $123 million in the comparable 2002 period and trust income rose to $80 million from $46 million a year earlier. Brokerage services income increased 11% to $38 million during the first nine months of 2003 from $34 million in the similar 2002 period. Trading account and foreign exchange activity resulted in gains of $11 million and $2 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Other revenues from operations increased to $131 million in the first nine months of 2003 from $88 million in the comparable 2002 period. The increase was predominately due to $37 million of revenues from activities formerly associated with Allfirst, including credit-related fees of $15 million and income from bank owned life insurance of $8 million.

Other Expense

Other expense totaled $396 million in the third quarter of 2003, 62% higher than $244 million in the year-earlier period, but down 8% from $431 million in 2003’s second quarter. Expenses related to the acquired operations of Allfirst significantly contributed to the higher level of expenses in the second and third quarters of 2003 compared with the third quarter of 2002. Included in the amounts noted above are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $23 million in each of the third and second quarters of 2003, and $13 million in the third 2002 quarter, and merger-related expenses of $19 million and $33 million for the quarters ended September 30 and June 30, 2003, respectively. There were no merger-related expenses in the third quarter of 2002. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $355 million in the third quarter of 2003, compared with $231 million in the third quarter of 2002 and $375 million in the second quarter of 2003. Expenses associated with operations acquired from Allfirst were the predominant factors for the higher expense levels in the 2003 quarters as compared with the third quarter of 2002.

     Other expense for the first nine months of 2003 aggregated $1.1 billion, up 51% from $711 million in the similar 2002 period. Included in these amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $57 million in 2003 and $40 million in 2002 and merger-related expenses of $58 million in 2003. There were no merger-related expenses during the corresponding period of 2002. Exclusive of these nonoperating expenses, noninterest operating expenses through the first nine months of 2003 increased to $955 million from $671 million in the comparable 2002 period. The April 1, 2003 acquisition of Allfirst was the predominant factor contributing to the higher expense level in 2003. The following tables provide a reconciliation of other expense to noninterest operating expense.

				Nine
	Three months ended			months ended

	March 31	June 30	September 30	September 30
	2003	2003	2003	2003

	(in thousands)
Other expense	$242,278	431,147	396,400	1,069,825
Amortization of core deposit and other intangible assets	11,598	22,671	22,538	56,807
Merger-related expense	5,445	33,158	19,251	57,854

Noninterest operating expense	$225,235	375,318	354,611	955,164

				Nine
	Three months ended			months ended

	March 31	June 30	September 30	September 30
	2002	2002	2002	2002

	(in thousands)
Other expense	$233,284	233,267	243,971	710,522
Amortization of core deposit and other intangible assets	13,543	13,142	13,011	39,696
Merger-related expenses	—	—	—	—

Noninterest operating expense	$219,741	220,125	230,960	670,826

A summary of merger-related expenses included in other expense in 2003 follows:

				Nine
	Three months ended			months ended

	March 31	June 30	September 30	September 30
	2003	2003	2003	2003

	(in thousands)
Salaries and employee benefits	$285	3,553	4,278	8,116
Equipment and net occupancy	96	800	758	1,654
Printing, postage and supplies	42	2,319	614	2,975
Other costs of operations	5,022	26,486	13,601	45,109

Total	$5,445	33,158	19,251	57,854

     Salaries and employee benefits expense totaled $214 million in the third quarter of 2003, compared with $123 million in the year-earlier quarter and $205 million in the second quarter of 2003. For the first nine months of 2003, salaries and employee benefits expense increased to $544 million from $373 million in the corresponding 2002 period. As already discussed, the Company began recognizing expense for stock-based compensation effective January 1, 2003. As a result, salaries and employee benefits expense in 2003’s first two quarters each included $10 million of stock-based compensation, while the third 2003 quarter included $11 million of such compensation. Using the retroactive restatement method prescribed by SFAS No. 148, salaries and employee benefits expense for the three and nine-month periods ended September 30, 2002 were restated to include $10 and $30 million, respectively, of stock-based compensation. Salaries and benefits related to the acquired operations of Allfirst were the primary contributor to the rise in salaries in both the three and nine-month periods ended September 30, 2003 from the like-2002 periods. The higher level of expenses in the third quarter of 2003 when compared with 2003’s second quarter was largely the result of increased expenses associated with variable compensation plans that include incentive programs, commissions and stock-based compensation.

     Excluding the nonoperating expense items previously noted, nonpersonnel expense totaled $145 million in the third quarter of 2003, compared with $108 million in the third quarter of 2002 and $173 million in the second quarter of 2003. On the same basis, such expenses were $420 million during the first nine months of 2003 and $298 million during the corresponding 2002 period. The impact of the Allfirst acquisition was a significant contributor to the higher expense levels in the 2003 periods as compared with the 2002 periods. Partially offsetting these higher expenses in the third quarter of 2003 as compared with the year-earlier quarter was a $12 million partial reversal of a valuation allowance for possible impairment of capitalized residential mortgage servicing rights. The partial reduction of the valuation allowance reflects the increase in value of capitalized mortgage servicing rights resulting from higher residential mortgage loan interest rates at the end of the recent quarter as compared with such rates at June 30, 2003. The higher interest rates resulted in significant decreases in the expected rate of residential mortgage loan prepayments used in calculating the estimated fair value of capitalized servicing rights. Included in 2002’s third quarter expenses was a provision that added $16 million to the valuation allowance for impairment of capitalized residential mortgage loan servicing rights. A similar provision of $18 million during the second quarter of 2003 contributed to the higher level of operating expenses in that quarter when compared with 2003’s third quarter. The higher levels of such provisions in the third quarter of 2002 and second 2003 quarter reflected the impact of declining interest rates during each of those quarters on the estimated value of capitalized servicing rights.

     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from sales of bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 53.2% during the recent quarter, compared with 51.6% during the third quarter of 2002 and 56.2% in 2003’s second quarter. The efficiency ratios for the nine-month periods ended September 30, 2003 and 2002 were 53.5% and 51.2%, respectively. The higher ratios in 2003 reflect the impact of the acquired Allfirst operations. Noninterest operating expenses used in calculating the efficiency ratio do not include the merger-related expenses or amortization of core deposit and other intangible assets noted earlier. If charges for amortization of core deposit and other intangible assets were included, the ratio for the three-month periods ended September 30, 2003, September 30, 2002 and June 30, 2003 would have been 56.6%, 54.5% and 59.6%, respectively, and for the nine-month periods ended September 30, 2003 and 2002 would have been 56.6% and 54.2%, respectively.

     Merger-related expenses consist largely of expenses for professional services and temporary help associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to Allfirst’s customers; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices. Although the Company will incur additional merger-related expenses during the remainder of 2003 as Allfirst’s operations are fully integrated with those of the Company, such charges are not expected to be material.

Capital

     Stockholders’ equity at September 30, 2003 was $5.6 billion and represented 11.09% of total assets, compared with $3.1 billion or 9.02% of total assets a year earlier and $3.2 billion or 9.66% at December 31, 2002. On a per share basis, stockholders’ equity was $46.49 at September 30, 2003, up from $33.52 and $34.82 at September 30 and December 31, 2002, respectively. Tangible equity per common share was $20.71 at September 30, 2003, compared with $20.63 at September 30, 2002 and $22.04 at December 31, 2002. In the calculation of tangible equity per common share, stockholders’ equity is reduced by the carrying values of goodwill and core deposit and other intangible assets, net of applicable deferred tax balances, which aggregated $3.1 billion at September 30, 2003 and $1.2 billion at both September 30 and December 31, 2002.

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

     Included in stockholders’ equity at September 30, 2003 was accumulated other comprehensive income of $41 million, compared with $42 million a year earlier and $55 million at December 31, 2002. Other comprehensive income includes net unrealized gains and losses, net of applicable tax effect, on investment securities classified as available for sale and unrealized fair value losses, also net of applicable tax effect, associated with interest rate swap agreements designated as cash flow hedges. Net unrealized gains on investment securities classified as available for sale were $41 million at September 30, 2003, compared with net unrealized gains of $43 million at September 30, 2002 and $55 million at December 31, 2002. Such unrealized gains are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Unrealized fair value losses associated with interest rate swap agreements designated as cash flow hedges, net of applicable tax effect, were $724 thousand and $622 thousand at September 30 and December 31, 2002, respectively. There were no outstanding interest rate swap agreements designated as cash flow hedges at September 30, 2003.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $685 million carrying value of trust preferred securities as described in note 7 of Notes to Financial Statements. As of September 30, 2003, total capital also included $1.2 billion of subordinated notes payable.

     The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as an annualized percentage of regulatory “core capital” at the beginning of each period was 20.33% during the third quarter of 2003, compared with 18.51% in the third quarter of 2002 and 22.62% in the second quarter of 2003.

     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of September 30, 2003 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
September 30, 2003

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.

Core capital	6.91%	6.72%	25.73%
Total capital	10.82%	10.55%	26.73%
Leverage	6.49%	6.33%	15.87%

Segment Information

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 8 of Notes to Financial Statements.

     Net income for the Commercial Banking segment was $52 million in the third quarter of 2003, $36 million higher than the $16 million earned in the third quarter of 2002, but unchanged from the second quarter of 2003. On a year-to-date basis, this segment contributed $127 million to net income in 2003, compared with $68 million in 2002. The favorable performance from the prior year periods was predominately the result of the Allfirst acquisition that contributed to increases in net interest income on loans, deposit service charges and credit-related fees, partially offset by an increase in salaries and benefits expenses. In addition, net charge-offs were higher in the 2002 periods, the result of a $17 million loss related to two commercial leases to a major airline company that filed for bankruptcy protection.

     The Commercial Real Estate segment contributed $31 million to the Company’s net income in the third quarter of 2003, compared with $22 million in the year-earlier period and $33 million in the second quarter of 2003. For the first nine months of 2003 and 2002, net income for the Commercial Real Estate segment was $87 million and $68 million, respectively. The decline in the recent quarter’s net income from the immediately preceding quarter was due to a $2 million increase in the provision for credit losses that reflected higher net charge-offs. The higher contribution during the three and nine-month periods ended September 30, 2003 as compared with the corresponding 2002 periods was due to higher net interest income, the result of loans acquired in the Allfirst transaction and a higher net interest margin on loans in the non-Allfirst regions, and commercial mortgage banking revenues, the result of the FNMA DUS business acquired from Allfirst. Partially offsetting these revenue increases were higher salaries and benefits and other operating expenses resulting from the Allfirst acquisition.

     The Discretionary Portfolio segment’s net income totaled $27 million in the third quarter of 2003, up 79% from $15 million in the third quarter of 2002, and 21% higher than $23 million earned in the second quarter of 2003. On a year-to-date basis, net income contribution for this segment was $64 million in 2003 and $46 million in 2002. The increase in net income from the second to the third quarter of 2003 was primarily the result of higher net interest income, due to higher investment securities and loan balances outstanding of 4% and 11%, respectively. In addition, net interest margin on investment securities and loans improved by 2 basis points and 26 basis points, respectively. Higher net interest income from investment securities acquired in the Allfirst transaction contributed to the improved net income during the three and nine-month periods ended September 30, 2003 from the similar 2002 periods.

     The Residential Mortgage Banking segment recorded net income for the third quarter of 2003 of $27 million, which was significantly higher than the $10 million earned in the immediately preceding quarter and the $7 million contributed in the third quarter of 2002. The improvement from the second quarter of 2003 was primarily due to an $11 million partial reversal of a valuation allowance for possible impairment of capitalized mortgage servicing rights during the recent quarter, while an addition of $16 million to such valuation allowance was made during 2003’s second quarter. In the third quarter of 2002, a similar $14 million addition to the valuation allowance was recognized. Also contributing to the improvement in the recent quarter’s net income as compared with the third quarter of 2002 were a $13 million increase in revenues from loan origination and sales activities, including gains from sales of loans to the Company’s Discretionary Portfolio segment, and an $8 million increase in net interest income, due to higher loan and deposit balances outstanding. Partially offsetting these revenue increases was a $12 million increase in salaries and employee benefits and other operating expenses. On a year-to-date basis, the Residential Mortgage segment contributed $54 million and $28 million to net income in 2003 and 2002, respectively. The 2003 results include a $44 million increase in revenues from loan origination and sales activities, including gains from sales of loans to the Company’s Discretionary Portfolio segment, and a $13 million increase in net interest income, due largely to higher loan and deposit balances outstanding. In addition, through September, the provision for the impairment of capitalized mortgage servicing rights was $11 million lower in 2003 than in 2002. Partially offsetting these improvements was a $28 million increase in salaries and employee benefits and other operating expenses.

     Net income contributed by the Retail Banking segment was $56 million in the third quarter of 2003, virtually unchanged from the second quarter of 2003, but up from $42 million the third quarter of 2002. This segment earned $151 million and $123 million in the first nine months of 2003 and 2002, respectively. The favorable variances from the 2002 periods were largely the result of higher net interest income and service charges on deposit accounts, largely attributable to the impact of the acquisition of Allfirst. Higher operating expenses partially offset these revenue increases.

     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131. Included in this category are amortization of core deposit and other intangible assets, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components comprising the “All Other” category resulted in net losses of $37 million and $39 million in the third and second quarters of 2003, respectively, and net income of $8 million in the third quarter of 2002. This segment contributed a net loss of $76 million in the first nine months of 2003 and net income of $6 million in the similar 2002 period. The net losses in 2003 were largely the result of merger-related costs, core deposit intangible amortization, and other expenses related to the Allfirst acquisition. Also contributing to the net losses were the Company’s allocation methodologies for internal funds transfer pricing and higher provisions for credit losses.

Recently Issued Accounting Standards Not Yet Adopted

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The FASB’s stated intent in issuing FIN 46 was to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity (as defined in FIN 46) if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, FASB Staff Position No. FIN 46-6 was issued, which delayed the effective date of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. Although still under consideration, implementation of the provisions of FIN 46 to variable interest entities created prior to February 1, 2003 is not expected to have a material effect on the Company’s consolidated results of operations or its consolidated financial position.

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

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2003 Third Quarter			2003 Second Quarter			2003 First Quarter

	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$9,514	$97,290	4.06%	9,985	108,018	4.34%	5,340	60,441	4.59%
Real estate — commercial	12,165	181,060	5.95	12,059	185,169	6.14	9,687	159,101	6.57
Real estate — consumer	4,303	64,439	5.99	3,853	59,563	6.18	3,181	51,476	6.47
Consumer	10,971	163,037	5.90	10,735	165,541	6.19	7,581	117,839	6.30

Total loans and leases, net	36,953	505,826	5.43	36,632	518,291	5.67	25,789	388,857	6.11

Money-market assets
Interest-bearing deposits at banks	14	77	2.24	21	41	.80	8	14	.72
Federal funds sold and agreements to resell securities	9	25	1.15	13	46	1.40	554	1,744	1.28
Trading account	72	197	1.09	66	214	1.29	15	62	1.62

Total money-market assets	95	299	1.25	100	301	1.21	577	1,820	1.28

Investment securities**
U.S. Treasury and federal agencies	3,086	29,790	3.83	3,056	30,665	4.03	1,147	16,213	5.73
Obligations of states and political subdivisions	262	4,045	6.18	261	4,206	6.44	242	3,775	6.25
Other	2,489	28,359	4.52	2,337	27,241	4.68	2,249	28,517	5.14

Total investment securities	5,837	62,194	4.23	5,654	62,112	4.41	3,638	48,505	5.41

Total earning assets	42,885	568,319	5.26	42,386	580,704	5.50	30,004	439,182	5.94

Allowance for credit losses	(618)			(603)			(445)
Cash and due from banks	1,979			1,769			729
Other assets	5,778			5,458			2,773

Total assets	$50,024			49,010			33,061

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$1,227	1,044	.34	903	905	.40	789	708	.36
Savings deposits	14,320	25,154	.70	14,428	28,584	.79	9,623	22,684	.96
Time deposits	6,739	39,625	2.33	7,489	44,825	2.40	5,877	38,111	2.63
Deposits at foreign offices	1,340	3,203	.95	996	2,882	1.16	1,052	3,123	1.20

Total interest-bearing deposits	23,626	69,026	1.16	23,816	77,196	1.30	17,341	64,626	1.51

Short-term borrowings	4,870	12,655	1.03	4,789	14,581	1.22	3,490	11,152	1.30
Long-term borrowings	6,595	51,858	3.12	6,698	53,729	3.22	4,838	43,814	3.67

Total interest-bearing liabilities	35,091	133,539	1.51	35,303	145,506	1.65	25,669	119,592	1.89

Noninterest-bearing deposits	8,328			7,373			3,737
Other liabilities	1,144			957			388

Total liabilities	44,563			43,633			29,794

Stockholders’ equity	5,461			5,377			3,267

Total liabilities and stockholders’ equity	$50,024			49,010			33,061

Net interest spread			3.75			3.85			4.05
Contribution of interest-free funds			.27			.27			.27

Net interest income/margin on earning assets		$434,780	4.02%		435,198	4.12%		319,590	4.32%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost. (continued)

M&T BANK CORPORATION AND SUBSIDIARIES

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2002 Fourth Quarter			2002 Third Quarter

	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$5,273	$64,190	4.83%	5,181	66,239	5.07%
Real estate — commercial	9,650	163,064	6.76	9,536	164,406	6.90
Real estate — consumer	3,638	60,952	6.70	4,147	72,318	6.98
Consumer	7,303	122,029	6.63	6,964	119,805	6.83

Total loans and leases, net	25,864	410,235	6.29	25,828	422,768	6.49

Money-market assets
Interest-bearing deposits at banks	7	15	.83	6	21	1.43
Federal funds sold and agreements to resell securities	487	1,808	1.47	103	458	1.77
Trading account	15	67	1.71	12	51	1.68

Total money-market assets	509	1,890	1.47	121	530	1.74

Investment securities**
U.S. Treasury and federal agencies	1,163	17,893	6.10	1,327	21,461	6.42
Obligations of states and political subdivisions	252	4,025	6.39	278	4,332	6.24
Other	2,330	27,472	4.68	1,337	15,710	4.66

Total investment securities	3,745	49,390	5.23	2,942	41,503	5.60

Total earning assets	30,118	461,515	6.08	28,891	464,801	6.38

Allowance for credit losses	(442)			(440)
Cash and due from banks	757			738
Other assets	2,741			2,719

Total assets	$33,174			31,908

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$794	902	.45	753	1,024	.54
Savings deposits	9,355	25,538	1.08	8,950	27,797	1.23
Time deposits	6,673	46,213	2.75	7,154	54,168	3.00
Deposits at foreign offices	934	3,360	1.43	458	1,793	1.55

Total interest-bearing deposits	17,756	76,013	1.70	17,315	84,782	1.94

Short-term borrowings	3,651	13,818	1.50	3,199	14,197	1.76
Long-term borrowings	4,486	46,527	4.11	4,306	47,101	4.34

Total interest-bearing liabilities	25,893	136,358	2.09	24,820	146,080	2.34

Noninterest-bearing deposits	3,752			3,676
Other liabilities	394			382

Total liabilities	30,039			28,878

Stockholders’ equity	3,135			3,030

Total liabilities and stockholders’ equity	$33,174			31,908

Net interest spread			3.99			4.04
Contribution of interest-free funds			.29			.34

Net interest income/margin on earning assets		$325,157	4.28%		318,721	4.38%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

QUARTERLY TRENDS

	2003 Quarters			2002 Quarters

	Third	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$568,319	580,704	439,182	461,515	464,801	465,046	464,786
Interest expense	133,539	145,506	119,592	136,358	146,080	151,949	160,127

Net interest income	434,780	435,198	319,590	325,157	318,721	313,097	304,659
Less: provision for credit losses	34,000	36,000	33,000	33,000	37,000	28,000	24,000
Other income	231,594	232,897	132,847	138,178	128,346	121,179	124,228
Less: other expense	396,400	431,147	242,278	251,089	243,971	233,267	233,284

Income before income taxes	235,974	200,948	177,159	179,246	166,096	173,009	171,603
Applicable income taxes	75,329	62,600	56,998	57,396	52,449	54,881	54,427
Taxable-equivalent adjustment	4,182	4,308	3,623	3,299	3,530	3,621	3,599

Net income	$156,463	134,040	116,538	118,551	110,117	114,507	113,577

Per common share data
Basic earnings	$1.31	1.12	1.26	1.29	1.20	1.23	1.22
Diluted earnings	1.28	1.10	1.23	1.25	1.16	1.19	1.18
Cash dividends	$.30	.30	.30	.30	.25	.25	.25
Average common shares outstanding
Basic	119,727	119,393	92,399	92,060	92,017	92,608	93,265
Diluted	122,593	122,366	95,062	94,950	94,942	95,917	96,300

Performance ratios, annualized
Return on
Average assets	1.24%	1.10%	1.43%	1.42%	1.37%	1.47%	1.47%
Average common stockholders’ equity	11.37%	10.00%	14.46%	15.00%	14.42%	15.43%	15.56%
Net interest margin on average earning assets (taxable-equivalent basis)	4.02%	4.12%	4.32%	4.28%	4.38%	4.43%	4.37%
Nonperforming loans to total loans and leases, net of unearned discounts	.77%	.86%	.88%	.84%	.86%	.66%	.73%
Efficiency ratio (a)	56.60%	59.59%	52.37%	54.20%	54.49%	53.69%	54.41%

Net operating (tangible) results (b)
Net income (in thousands)	$182,670	169,436	127,231	125,760	118,073	123,040	122,370
Diluted net income per common share	1.49	1.38	1.34	1.32	1.24	1.28	1.27
Annualized return on
Average tangible assets	1.55%	1.48%	1.62%	1.56%	1.52%	1.64%	1.65%
Average tangible common stockholders’ equity	30.67%	29.89%	24.68%	25.54%	25.46%	27.75%	28.41%
Efficiency ratio (a)	53.22%	56.20%	49.81%	51.65%	51.59%	50.67%	51.26%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$50,024	49,010	33,061	33,174	31,908	31,349	31,290
Total tangible assets (c)	46,848	45,822	31,884	31,992	30,718	30,150	30,077
Earning assets	42,885	42,386	30,004	30,118	28,891	28,375	28,281
Investment securities	5,837	5,654	3,638	3,745	2,942	2,888	2,910
Loans and leases, net of unearned discount	36,953	36,632	25,789	25,864	25,828	25,214	25,109
Deposits	31,954	31,189	21,078	21,508	20,991	21,210	21,272
Stockholders’ equity (c)	5,461	5,377	3,267	3,135	3,030	2,978	2,960
Tangible stockholders’ equity (c)	2,363	2,274	2,090	1,953	1,840	1,779	1,747

At end of quarter
Total assets (c)	$50,259	50,399	33,444	33,201	34,173	31,708	31,317
Total tangible assets (c)	47,093	47,211	32,271	32,024	32,987	30,513	30,108
Earning assets	43,257	43,038	30,396	30,027	30,749	28,627	28,337
Investment securities	5,957	5,946	4,146	3,955	4,181	2,961	2,861
Loans and leases, net of unearned discount	37,160	37,002	26,224	25,728	26,309	25,604	25,138
Deposits	32,414	32,539	21,924	21,665	22,540	21,858	21,624
Stockholders’ equity (c)	5,572	5,433	3,313	3,208	3,083	3,000	2,968
Tangible stockholders’ equity (c)	2,482	2,327	2,140	2,031	1,897	1,805	1,759
Equity per common share	46.49	45.46	35.81	34.82	33.52	32.54	31.89
Tangible equity per common share	20.71	19.47	23.13	22.04	20.63	19.58	18.90

Market price per common share
High	$90.93	90.91	84.48	85.08	86.50	90.05	82.24
Low	83.65	79.00	74.71	67.70	70.09	79.80	71.19
Closing	87.30	84.22	78.58	79.35	78.81	85.76	80.37

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears on page 25.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears on page 26.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-14(c) and 15d-14(c)), Robert G. Wilmers, Chairman of the Board, President and Chief Executive Officer, and Michael P. Pinto, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of September 30, 2003.

     (b) Changes in internal controls. There were no significant changes in M&T’s internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003 through the date of this Quarterly Report on Form 10-Q, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
     (Not applicable)

Item 3. Defaults Upon Senior Securities.
     (Not applicable)

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

     (b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarterly period ended September 30, 2003:

     On July 14, 2003, M&T filed a Current Report on Form 8-K dated July 14, 2003 to disclose that M&T had announced its results of operations for the fiscal quarter ended June 30, 2003.

     On July 17, 2003, M&T filed a Current Report on Form 8-K dated July 15, 2003 to disclose that the Boards of Directors of M&T and M&T Bank had taken actions to elect several new directors and to make various organizational changes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 12, 2003	By:	/s/ Michael P. Pinto
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