Form 10-K
period 2003-12-31
M&T BANK CORP
filed 2004-02-26
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9861

M&T BANK CORPORATION

(Exact name of registrant as specified in its charter)

New York	16-0968385
(State of incorporation)	(I.R.S. Employer Identification No.)

One M&T Plaza, Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (716) 842-5445

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.50 par value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

8.234% Capital Securities of M&T Capital Trust I
(and the Guarantee of M&T Bank Corporation with respect thereto)
(Title of class)
8.234% Junior Subordinated Debentures of
M&T Bank Corporation
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2003: $6,577,686,180.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 18, 2004: 119,239,533 shares.

Documents Incorporated By Reference:

(1)	Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders of M&T Bank Corporation in Parts II and III.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Exhibit 3.5 Bylaws
Exhibit 4.18 Supplemental Indenture
Exhibit 4.24 Supplemental Indenture
Exhibit 4.25 Supplemental Indenture
Exhibit 4.28 Supplemental Indenture
Exhibit 4.34 Supplemental Indenture
Exhibit 4.40 Supplemental Indenture
Exhibit 4.48 Supplemental Indenture
Exhibit 10.3 Amendment #1 to Credit Agreement
Exhibit 14.1 Code of Ethics
Exhibit 23.1 Consent of Independent Auditors
Exhibit 23.2 Consent of Independent Auditors
Exhibit 31.1 CEO 302 Cert
Exhibit 31.2 CFO 302 Cert
Exhibit 32.1 CEO 906 Cert
Exhibit 32.2 CFO 906 Cert

M&T BANK CORPORATION

FORM 10-K

For the year ended December 31, 2003

CROSS-REFERENCE SHEET			Form
			10-K
PART I			Page

Item 1.		Business.	5

Statistical disclosure pursuant to Guide 3

I.	Distribution of assets, liabilities, and stockholders’ equity; interest rates and interest differential

	A.	Average balance sheets	70-71

	B.	Interest income/expense and resulting yield or rate
		on average interest-earning assets
		(including non-accrual loans) and interest-bearing liabilities	70-71

	C.	Rate/volume variances	26

II.	Investment portfolio

	A.	Year-end balances	23

	B.	Maturity schedule and weighted average yield	83

	C.	Aggregate carrying value of securities that exceed ten percent of stockholders’ equity	105

III.	Loan portfolio

	A.	Year-end balances	23,107

	B.	Maturities and sensitivities to changes in interest rates	82

	C.	Risk elements
		Nonaccrual, past due and renegotiated loans	78
		Actual and pro forma interest on certain loans	108
		Nonaccrual policy	97
		Loan concentrations	49

IV.	Summary of loan loss experience

	A.	Analysis of the allowance for loan losses	77
		Factors influencing management’s judgment concerning
		the adequacy of the allowance and provision	45-49,98

	B.	Allocation of the allowance for loan losses	79

V.	Deposits

	A.	Average balances and rates	70-71

	B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	84

VI.	Return on equity and assets		25,35,59

VII.	Short-term borrowings		114-115

M&T BANK CORPORATION

FORM 10-K

For the year ended December 31, 2003

CROSS-REFERENCE SHEET--continued			Form
			10-K
PART I, continued			Page

Item	2.	Properties.	27,110

Item	3.	Legal Proceedings.	27

Item	4.	Submission of Matters to a Vote of Security Holders.	27

		Executive Officers of the Registrant.	28-30

PART II

Item	5.	Market for Registrant’s Common Equity, Related
		Stockholder Matters and Issuer Purchases of
		Equity Securities.	30-32

	A.	Principal market	30
		Market prices	87

	B.	Approximate number of holders at year-end	23

	C.	Frequency and amount of dividends declared	24-25,87,89

	D.	Restrictions on dividends	17,145

	E.	Repurchases of common stock	31,58

Item	6.	Selected Financial Data.

	A.	Selected consolidated year-end balances	23

	B.	Consolidated earnings, etc.	24-25

Item	7.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations.	32-89

Item	7A.	Quantitative and Qualitative Disclosures About
		Market Risk.	54-57,85,90

Item	8.	Financial Statements and Supplementary Data.

	A.	Report of Independent Auditors	91

	B.	Consolidated Balance Sheet -
		December 31, 2003 and 2002	92

	C.	Consolidated Statement of Income -
		Years ended December 31, 2003, 2002 and 2001	93

	D.	Consolidated Statement of Cash Flows -
		Years ended December 31, 2003, 2002 and 2001	94

	E.	Consolidated Statement of Changes in
		Stockholders’ Equity — Years ended December 31, 2003, 2002 and 2001	95

M&T BANK CORPORATION

FORM 10-K

For the year ended December 31, 2003

CROSS-REFERENCE SHEET--continued		Form
		10-K
PART II, continued		Page

Item 8.	Financial Statements and Supplementary Data, continued

F.	Notes to Financial Statements	96-149

G.	Quarterly Trends	87

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	150

Item 9A.	Controls and Procedures.	150

PART III

Item 10.	Directors and Executive Officers of the Registrant.	150

Item 11.	Executive Compensation.	150

Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters.	150

Item 13.	Certain Relationships and Related Transactions.	151

Item 14.	Principal Accountant Fees and Services.	151

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.	151

SIGNATURES		152-154

EXHIBIT INDEX		155-162

PART I

Item 1. Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2003 the Company had consolidated total assets of $49.8 billion, deposits of $33.1 billion and stockholders’ equity of $5.7 billion. The Company had 12,426 full-time and 1,574 part-time employees as of December 31, 2003.

At December 31, 2003, the Registrant had two wholly owned bank subsidiaries: Manufacturers and Traders Trust Company (“M&T Bank”) and M&T Bank, National Association (“M&T Bank, N.A.”). The banks collectively offer a wide range of commercial banking, trust and investment services to their customers. At December 31, 2003, M&T Bank represented 99% of consolidated assets of the Company.

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

Acquisition of Allfirst Financial Inc.

On April 1, 2003, M&T completed the acquisition of Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland. Acquired assets on April 1, 2003 totaled $16 billion, including $10 billion of loans and leases, liabilities assumed aggregated $14 billion, including $11 billion of deposits, and $2 billion was added to stockholders’ equity. Allfirst had a strong banking presence in Maryland and central Pennsylvania. Allfirst and its subsidiaries served customers through a network of 269 full service offices and approximately 600 ATMs in the mid-Atlantic region of the United States. Prior to April 1, 2003, Allied Irish Banks, p.l.c. (“AIB”) controlled 100% of the voting power of Allfirst’s outstanding capital stock.

Allfirst’s primary subsidiary bank was Allfirst Bank, which operated in Maryland, Pennsylvania, Virginia, Delaware and the District of Columbia. Allfirst Bank’s bank and non-bank subsidiaries offered a variety of financial services, including trust and asset management, leasing, discount brokerage services, sales of mutual funds and annuities, investment advisory services, reinsurance, brokerage, mortgage banking and community development. One of the most notable Allfirst non-banking activities was its trust and asset management business with $15.7 billion in assets under management. Allied Investment Advisors, the main institutional advisory subsidiary of Allfirst, managed over $10 billion in assets from 175 institutions.

When the Allfirst acquisition was consummated, the combined company had over 700 branches in six states and the District of Columbia, and a leading deposit market share in the combined area of upstate New York, central Pennsylvania and Maryland.

Under the terms of the Agreement and Plan of Reorganization dated September 26, 2002 by and among AIB, Allfirst and M&T (the “Reorganization Agreement”), M&T combined with Allfirst through the acquisition of all of the issued and outstanding Allfirst stock in exchange for 26,700,000 shares of M&T common stock and $886,107,000 in cash paid to AIB. Immediately thereafter, Allfirst merged with and into M&T, with M&T being the surviving company. Allfirst Bank merged with and into M&T Bank, with M&T Bank being the surviving bank.

As a result of the transaction, AIB owns approximately 22.5% of the issued and outstanding shares of M&T common stock. Further, there are several M&T corporate governance changes that have resulted from the transaction. While it maintains a significant ownership in M&T, AIB will have representation on the M&T board, the M&T Bank board and key M&T board committees and will have certain protections of its rights as a substantial M&T shareholder. In addition, AIB will have rights that will facilitate its ability to maintain its proportionate ownership position in M&T. M&T will also have representation on the AIB board while AIB remains a significant shareholder. The following is a description of the ongoing relationship between M&T and AIB that resulted from the Allfirst acquisition. The following description is qualified in its entirety by the terms of the Reorganization Agreement. The Reorganization Agreement was filed with the Securities Exchange Commission on October 3, 2002 as Exhibit 2 to the Current Report on Form 8-K of M&T dated September 26, 2002.

Board of Directors; Management

At December 31, 2003, AIB held approximately 22.5% of the issued and outstanding shares of M&T common stock. In defining their relationship after the acquisition, M&T and AIB negotiated certain agreements regarding share ownership and corporate governance issues such as board representation, with the number of AIB’s representatives on the M&T and M&T Bank boards of directors being dependent upon the amount of M&T common stock held by AIB. M&T has the right to one seat on the AIB board of directors until AIB no longer holds at least 15% of the outstanding shares of M&T common stock. Pursuant to the Reorganization Agreement, AIB has the right to name four members to serve on the Boards of Directors of M&T and M&T Bank, each of whom must be reasonably acceptable to M&T (collectively, the “AIB Designees”). Further, one of the AIB Designees will serve on each of the Executive Committee, Nomination, Compensation and Governance Committee, and Audit Committee (or any committee or committees performing comparable functions) of the M&T board of directors. In order to serve, the AIB Designees must meet the requisite independence and expertise requirements prescribed under applicable law or stock exchange rules. In addition, the Reorganization Agreement provides that the board of directors of M&T Bank will include four members designated by AIB, each of whom must be reasonably acceptable to M&T.

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

The AIB Designees at December 31, 2003 were Michael D. Buckley, Derek C. Hathaway, Gary Kennedy and Eugene J. Sheehy. Mr. Buckley serves as a member of the Executive Committee and the Nomination, Compensation and Governance Committee, and Mr. Hathaway serves as a member of the Audit Committee. Robert G. Wilmers joined the AIB board of directors.

Amendments to M&T’s Bylaws

Pursuant to the Reorganization Agreement, M&T has amended and restated its bylaws. The following is a description of the amended bylaws:

The amended bylaws provide that until the Sunset Date, the M&T board of directors may not take or make any recommendation to M&T’s shareholders regarding the following actions without the approval of the Executive Committee, including the approval of the AIB Designee serving on the committee:

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

The amended bylaws also provide that until the Sunset Date, the M&T board of directors may only take or make any recommendation to M&T’s shareholders regarding the following actions if the action has been approved by the Executive Committee (in the case of the first four items and sixth item below) or Nomination and Compensation Committee (in the case of the fifth item below) and the members of such committee not voting in favor of the action do not include the AIB Designee serving on such committee and at least one other member of the committee who is not an AIB Designee:

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

The provisions of the bylaws described above may not be amended or repealed without the unanimous approval of the entire M&T board of directors or the approval of the holders of not less than 80% of the outstanding shares of M&T common stock. The provisions of the bylaws described above will automatically terminate when AIB holds less than 5% of the outstanding shares of M&T common stock.

Investment Parameters

The Reorganization Agreement provides that through the second anniversary of the Sunset Date, without prior written consent of the M&T board of directors, AIB will not, directly or indirectly, acquire or offer to acquire (except by way of stock dividends, offerings made available to M&T shareholders generally, or pursuant to compensation plans) more than 25% of the then outstanding shares of M&T common stock. Further, during this period, AIB and AIB’s subsidiaries have agreed not to participate in any proxy solicitation or to otherwise seek to influence any M&T shareholder with respect to the voting of any shares of M&T common stock for the approval of any shareholder proposals.

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

Anti-Dilution Protections

M&T has agreed that until the Sunset Date, in the event M&T issues shares of M&T stock (other than certain issuances to employees pursuant to option and benefit plans), subject to applicable law and regulatory requirements, AIB will have the right to purchase at fair market value up to the number of shares of M&T common stock required to increase or maintain its equity interest in M&T to 22.5% of the then outstanding M&T common stock.

M&T has also agreed that until the Sunset Date, in connection with any issuance of M&T stock pursuant to employee option or benefit plans, M&T will as soon as reasonably practicable, taking into account applicable law, regulatory capital requirements, capital planning and risk management, take such necessary actions so that AIB’s proportionate ownership of M&T common stock is not reduced as a result of such issuances, including by funding such issuances through purchases of M&T common stock in the open market or by undertaking share repurchase programs.

Sale of M&T Common Stock; Right of First Refusal in Certain Circumstances

The M&T common stock issued to AIB in connection with the Allfirst acquisition was not registered under the Securities Act of 1933 (the “Securities Act”) and may only be disposed of by AIB pursuant to an effective registration statement or pursuant to an exemption from registration under the Securities Act and subject to the provisions of the Reorganization Agreement.

M&T and AIB have entered into a registration rights agreement that provides that upon AIB’s request, M&T will file a registration statement relating to all or a portion of AIB’s shares of M&T common stock providing for the sale of such shares by AIB from time to time on a continuous basis pursuant to Rule 415 under the Securities Act, provided that M&T need only effect one such “shelf registration” in any 12-month period. In addition, the registration rights agreement provides that AIB is entitled to demand registration under the Securities Act of all or part of its shares of M&T stock, provided that M&T is not obligated to effect two such “demand registrations” in any 12-month period. Any demand or shelf registration must cover no less than one million shares.

The registration rights agreement further provides that in the event M&T proposes to file a registration statement other than pursuant to a shelf registration or demand registration or Forms S-8 or S-4, for an offering and sale of shares by M&T in an underwritten offering or an offering and sale of shares on behalf of one or more selling shareholders, M&T must give AIB notice at least 15 days prior to the anticipated filing date, and AIB may request that all or a portion of its M&T common shares be included in the registration statement. M&T will honor the request, unless the managing underwriter advises M&T in writing that in its opinion the inclusion of all shares requested to be included by M&T, the other selling shareholders, if any, and AIB would materially and adversely affect the offering, in which case M&T may limit the number of shares included in the offering to a number that would not reasonably be expected to have such an effect. In such event, the number of shares to be included in the registration statement shall first include the number of shares requested to be included by M&T and then the shares requested by other selling shareholders, including AIB, on a pro rata basis according to the number of shares requested to be included in the registration statement by each shareholder.

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

Certain Post-Closing Bank Regulatory Matters

The Board of Governors of the Federal Reserve System (“Federal Reserve Board”) deems AIB to be M&T’s bank holding company for purposes of the BHCA. In addition, the New York Banking Superintendent (“Banking Superintendent”) deems AIB to be M&T’s bank holding company for purposes of Article III-A of the Banking Law. Among other things, this means that, should M&T propose to make an acquisition or engage in a new type of activity that requires the submission of an application or notice to the Federal Reserve Board or the Banking Superintendent, AIB, as well as M&T, may also be required to file an application or notice. The Reorganization Agreement generally provides that AIB will make any applications, notices or filings that M&T determines to be necessary or desirable. The Reorganization Agreement also requires AIB not to take any action that would have a material adverse effect on M&T and to advise M&T prior to entering into any material transaction or activity. These provisions of the Reorganization Agreement would no longer apply if AIB ceased to be M&T’s bank holding company and also was not otherwise considered to control M&T for purposes of the BHCA.

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

Other Acquisitions

     In addition to the acquisition of Allfirst, the Company has experienced significant growth through other recent acquisitions. The following table summarizes the loans, deposits and branches acquired in acquisition transactions over the five-year period ending December 31, 2003:

			Number of
	Loans	Deposits	branches

	(in millions)
FNB Rochester Corp.	$393	511	17
The Chase Manhattan Bank branches	44	634	29
Keystone Financial, Inc.	4,847	5,183	187
Premier National Bancorp, Inc.	994	1,389	34
Allfirst Financial, Inc.	10,265	10,936	269

Subsidiaries

M&T Bank is a banking corporation which is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2003, M&T Bank had 683 banking offices located throughout New York State, Pennsylvania, Maryland, Delaware, Virginia, West Virginia and the District of Columbia, plus a branch in George Town, Cayman Islands. As of December 31, 2003, M&T Bank had consolidated total assets of $49.2 billion, deposits of $32.9 billion and stockholder’s equity of $6.3 billion. The deposit liabilities of M&T Bank are insured by the FDIC through either its Bank Insurance Fund (“BIF”) or its Savings Association Insurance Fund (“SAIF”). Of M&T Bank’s $31.3 billion in assessable deposits at December 31, 2003, 89% were assessed as BIF-insured deposits and the remainder as SAIF-insured deposits. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, northern Virginia and Washington, D.C., and on small and medium-size businesses based in those areas. In addition, the Company conducts lending activities in other states through various subsidiaries. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.

M&T Bank, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the BIF. The main office of M&T Bank, N.A. is located at 48 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, primarily through direct mail and telephone marketing techniques. M&T Bank, N.A. is also a licensed insurance agency, and offers insurance products primarily through the banking offices of M&T Bank. As of December 31, 2003, M&T Bank, N.A. had total assets of $473 million, deposits of $312 million and stockholder’s equity of $92 million.

M&T Life Insurance Company (“M&T Life Insurance”), a wholly owned subsidiary of M&T, was incorporated as an Arizona business corporation in January 1984. M&T Life Insurance is a captive credit reinsurer which reinsures credit life and accident and health insurance purchased by the Company’s consumer loan customers. As of December 31, 2003, M&T Life Insurance had assets of $39 million and stockholders’ equity of $26 million. M&T Life Insurance recorded revenues of $1.4 million during 2003. Headquarters of M&T Life Insurance are located at 101 North First Avenue, Phoenix, Arizona 85003.

Highland Lease Corporation (“Highland Lease”), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in October 1994. Highland Lease is a consumer leasing company with headquarters at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2003, Highland Lease had assets of $428 million and stockholder’s equity of $31 million. Highland Lease recorded $38 million of revenue during 2003.

M&T Credit Corporation (“M&T Credit”), a wholly owned subsidiary of M&T Bank, was incorporated as a New York business corporation in April 1994. M&T Credit is a credit and leasing company offering consumer loans and commercial loans and leases. Its headquarters are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203, with offices in Delaware, Massachusetts and Pennsylvania. As of December 31, 2003, M&T Credit had assets of $3.9 billion and stockholder’s equity of $333 million. M&T Credit recorded $174 million of revenue during 2003.

M&T Financial Corporation (“M&T Financial”), a New York business corporation, is a wholly owned subsidiary of M&T Bank which specializes in capital-equipment leasing. M&T Financial was formed in October 1985, had assets of $52 million and stockholder’s equity of $19 million as of December 31, 2003, and recorded approximately $437 thousand of revenue in 2003. The headquarters of M&T Financial are located at One M&T Plaza, Buffalo, New York 14203.

M&T Investment Company, Inc. (“M&T Investment Company”), a wholly owned subsidiary of M&T Bank, was incorporated as a New Jersey business corporation in December 1999. Operated as a New Jersey investment company, M&T Investment Company owns all of the outstanding common stock and 87.9% of the preferred stock of M&T Real Estate Trust. As of December 31, 2003, M&T Investment Company had assets and stockholder’s equity of approximately $10.9 billion. Excluding dividends from M&T Real Estate Trust, M&T Investment Company recorded $7.8 million of revenue in 2003. The headquarters of M&T Investment Company are located at One Maynard Drive, Park Ridge, New Jersey 07656.

M&T Mortgage Corporation (“M&T Mortgage”), a wholly owned mortgage banking subsidiary of M&T Bank, was incorporated as a New York business corporation in November 1991. M&T Mortgage’s principal activities are comprised of the origination of residential mortgage loans and providing residential mortgage loan servicing to M&T Bank, M&T Bank, N.A. and others. M&T Mortgage operates throughout New York State, Maryland and Pennsylvania, and also maintains branch offices in Arizona, California, Colorado, Idaho, Nevada, New Jersey, Ohio, Oregon, Utah, Virginia and Washington. M&T Mortgage had assets of $1.6 billion and stockholder’s equity of $283 million as of December 31, 2003, and recorded approximately $229 million of revenue during 2003. Residential mortgage loans serviced by M&T Mortgage for non-affiliates totaled $13.6 billion at December 31, 2003. The headquarters of M&T Mortgage are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Mortgage Reinsurance Company, Inc. (“M&T Reinsurance”), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with M&T Mortgage-related mortgage loans. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer’s risk of borrower default. M&T Reinsurance had assets of approximately $10 million and stockholder’s equity of approximately $9 million as of December 31, 2003, and recorded approximately $2.4 million of revenue during 2003. M&T Reinsurance’s principal and registered office is at 148 College Street, Burlington, Vermont 05401.

M&T Real Estate Trust (“M&T Real Estate”) is a subsidiary of M&T Investment Company. M&T Real Estate, Inc., a New York business corporation incorporated in July 1995, was merged in July 2003 with and into Allfirst Mortgage Trust, a Maryland real estate investment trust which was a subsidiary of Allfirst formed in July 1999. Simultaneously with the merger, Allfirst Mortgage Trust was renamed M&T Real Estate. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank and others. As of December 31, 2003, M&T Real Estate had assets of $10.5 billion, common stockholders’ equity of $10.3 billion, and preferred stockholders’ equity, consisting of 9% fixed-rate preferred stock (par value $1,000), of $1.0 million. All of the outstanding common stock and 87.9% of the preferred stock of M&T Real Estate is owned by M&T Investment Company. The remaining 12.1% of M&T Real Estate’s preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $302 million of revenue from April 1 through December 31, 2003 and prior to merging with Allfirst Mortgage Trust, M&T Real Estate, Inc. had $283 million of revenue in 2003. Commercial mortgage loans serviced for non-affiliates by M&T Real Estate totaled $3.8 billion at December 31, 2003. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was originally incorporated as Allfirst Mortgage Corporation, a Maryland corporation in October 1973. Allfirst Mortgage Corporation was a wholly owned subsidiary of Allfirst. Its name was changed to M&T Realty Capital effective April 1, 2003. M&T Realty Capital engages in multi-family commercial real estate lending. As of December 31, 2003, M&T Realty Capital had assets of $56 million and stockholder’s equity of $35 million. M&T Realty Capital recorded revenues of $20 million from April 1 through December 31, 2003. The headquarters of M&T Realty Capital are located at 25 South Charles Street, Baltimore, Maryland 21202.

M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, as an investment advisor under the Investment Advisors Act of 1940, as amended, and is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2003, M&T Securities had assets of $52 million and stockholder’s equity of $38 million. M&T Securities recorded $63 million of revenue during 2003. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.

Matthews, Bartlett & Dedecker, Inc. (“MBD”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. MBD provides insurance agency services principally to the commercial market. As of December 31, 2003, MBD had assets of $17 million and stockholder’s equity of $7 million. MBD recorded revenues of $9 million during 2003. The headquarters of MBD are located at 334 Delaware Avenue, Buffalo, New York 14202.

M&T Auto Receivables I, LLC (“M&T Auto Receivables”), a wholly owned consolidated subsidiary of M&T Bank, was formed as a Delaware limited liability company in May 2002. M&T Auto Receivables is a special purpose entity whose activities are generally restricted to purchasing and owning automobile loans for the purpose of securing a revolving asset-backed structured borrowing with an unaffiliated conduit lender. M&T Auto Receivables had assets of $559 million and stockholder’s equity of $59 million as of December 31, 2003, and recorded approximately $34 million of revenue during 2003. M&T Auto Receivables’ registered office is at 1209 Orange Street, Wilmington, Delaware 19801.

MTB Investment Advisors, Inc. (“MTB Investment Advisors”), a wholly owned subsidiary of M&T Bank, was originally incorporated as Allied Investment Advisors, Inc., a Maryland corporation, on June 30, 1995. Allied Investment Advisors, Inc., was a wholly owned subsidiary of Allfirst Bank. Its name was changed to MTB Investment Advisors effective August 15, 2003. MTB Investment Advisors serves as investment advisor to the MTB Group of Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2003, MTB Investment Advisors had assets of $39 million and stockholder’s equity of $30 million. MTB Investment Advisors recorded revenues of $20 million from April 1 through December 31, 2003. The headquarters of MTB Investment Advisors are located at 100 East Pratt Street, Baltimore, Maryland 21202.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries represented, individually and collectively, an insignificant portion of the Company’s consolidated assets, net income and stockholders’ equity at December 31, 2003.

Segment Information, Principal Products/Services
and Foreign Operations

Information about the Registrant’s business segments is included in note 21 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” and is further discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Registrant’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking. The Company’s international activities are discussed in note 16 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

In order to engage in these new financial activities, a bank holding company must qualify and register with the Federal Reserve Board as a “financial holding company” by demonstrating that each of its bank subsidiaries is “well capitalized,” “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (“CRA”). M&T currently satisfies the qualifications for registering as a financial holding company, but has not elected to do so to date. For as long as AIB owns at least 15% of M&T’s outstanding common stock, M&T may not become a financial holding company without the approval of the Executive Committee of the M&T board of directors, which must also include the affirmative approval of the AIB Designee on such committee, as described above under the caption “Amendments to M&T’s Bylaws.”

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

The Federal Reserve Board, the FDIC and the OCC have also imposed a leverage standard to supplement their risk-based ratios. This leverage standard focuses on a banking institution’s ratio of Tier 1 capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4% to 5%. As reflected in the following table, the risk-based capital ratios and leverage ratios of the Registrant, M&T Bank and M&T Bank, N.A. as of December 31, 2003 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.

Capital Components and Ratios at December 31, 2003
(dollars in millions)

	Registrant		M&T Bank,
	(Consolidated)	M&T Bank	N.A.

Capital components
Tier 1 capital	$3,206	$3,117	$85
Total capital	4,917	4,779	89
Risk-weighted assets
and off-balance sheet instruments	$43,896	$43,382	$320
Risk-based capital ratio
Tier 1 capital	7.30%	7.18%	26.60%
Total capital	11.20%	11.02%	27.75%
Leverage ratio	6.98%	6.87%	18.17%

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

Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank holding company or bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank holding company or bank is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (B) “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C)“critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The Federal Reserve Board may reclassify a “well capitalized” bank holding company or bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. M&T, M&T Bank and M&T Bank, N.A. currently meet the definition of “well capitalized” institutions.

“Undercapitalized” depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is “significantly undercapitalized.” Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. “Significantly undercapitalized” depository institutions may be subject to a number of additional requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Moreover, the parent holding company of a “significantly undercapitalized” depository institution may be ordered to divest itself of the institution or of nonbank subsidiaries of the holding company. “Critically undercapitalized” institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

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

Depository institutions that are not “well capitalized” or “adequately capitalized” and have not received a waiver from the FDIC are prohibited from accepting or renewing brokered deposits. As of December 31, 2003, M&T Bank and M&T Bank, N.A. had approximately $889 million and $149 thousand of brokered deposits, respectively.

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

The FDIC has implemented a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on the institution’s capital classification under the prompt corrective action provisions described above, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The adjusted assessment rates for both BIF-insured and SAIF-insured institutions under the current system range from .00% to .27% depending upon the assessment category into which the insured institution is placed. Neither of the Company’s bank subsidiaries paid regular insurance assessments to the FDIC in 2003. However, the FDIC retains the ability to increase regular BIF and SAIF assessments and to levy special additional assessments.

In addition to deposit insurance fund assessments, beginning in 1997 the FDIC assessed BIF-assessable and SAIF-assessable deposits to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annualized rates established by the FDIC for both BIF-assessable and SAIF-assessable deposits are 1.54 basis points (hundredths of one percent).

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

Regulatory Impact of Allfirst Acquisition

As described above under the caption “Acquisition of Allfirst Financial Inc.,” AIB owns approximately 22.5% of the issued and outstanding shares of M&T common stock and has representation on the M&T and M&T Bank boards of directors. As a result, AIB has become M&T’s bank holding company under the BHCA and the Banking Law and AIB’s relationship with M&T is subject to the statutes and regulations governing bank holding companies described above. Among other things, AIB will have to join M&T in applications by M&T for acquisitions and new activities. The Reorganization Agreement requires AIB to join in such applications at M&T’s request, subject to certain limitations. In addition, because AIB is regulated by the Central Bank of Ireland (the “CBI”), the CBI may assert jurisdiction over M&T as a company controlled by AIB. Additional discussion of the regulatory implications of the Allfirst acquisition for M&T is set forth above under the caption “Certain Post-Closing Bank Regulatory Matters.”

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

Other Information

Through a link on the Investor Relations section M&T’s website of www.mandtbank.com, copies of M&T’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. Copies of such reports and other information are also available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to M&T Bank Corporation, Investor Relations Department, One M&T Plaza, 12th Floor, Buffalo, NY 14203-2399, (716) 842-5445.

Corporate Governance

M&T’s Corporate Governance Standards and the following corporate governance documents are also available on M&T’s website: Disclosure Policy; Executive Committee Charter; Nomination, Compensation and Governance Committee Charter; Audit Committee Charter; Financial Reporting and Disclosure Controls and Procedures Policy; Code of Ethics for CEO and Senior Financial Officers; Code of Business Conduct and Ethics; and Employee Complaint Procedures for Accounting and Auditing Matters. Copies of such governance documents are also available, free of charge, to any person who requests them. Such requests may be directed to M&T Bank Corporation, Investor Relations Department, One M&T Plaza, 12th Floor, Buffalo, NY 14203-2399, (716) 842-5445.

Statistical Disclosure Pursuant to Guide 3

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K. Additional information is included in the following tables.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

In thousands	2003	2002	2001	2000	1999

Money-market assets
Interest-bearing deposits at banks	$13,194	7,856	4,341	3,102	1,092
Federal funds sold and resell agreements	22,288	320,359	41,086	17,261	643,555
Trading account	214,833	51,628	38,929	37,431	641,114

Total money-market assets	250,315	379,843	84,356	57,794	1,285,761
Investment securities
U.S. Treasury and federal agencies	3,398,547	1,209,180	1,448,397	1,984,347	737,586
Obligations of states and political subdivisions	249,193	256,023	306,768	249,425	79,189
Other	3,611,410	2,489,947	1,268,972	1,076,081	1,083,747

Total investment securities	7,259,150	3,955,150	3,024,137	3,309,853	1,900,522
Loans and leases
Commercial, financial, leasing, etc.	9,406,399	5,399,738	5,205,834	5,171,959	3,697,058
Real estate - construction	1,537,880	1,001,553	1,034,362	900,170	525,241
Real estate - mortgage	13,932,731	12,010,464	12,929,102	11,732,168	9,712,803
Consumer	11,160,588	7,525,187	6,226,170	5,166,017	3,637,759

Total loans and leases	36,037,598	25,936,942	25,395,468	22,970,314	17,572,861
Unearned discount	(265,163)	(209,158)	(207,708)	(227,500)	(166,090)
Allowance for credit losses	(614,058)	(436,472)	(425,008)	(374,703)	(316,165)

Loans and leases, net	35,158,377	25,291,312	24,762,752	22,368,111	17,090,606
Goodwill	2,904,081	1,097,553	1,097,553	1,000,837	540,561
Core deposit and other intangible assets	240,830	118,790	170,273	198,570	107,479
Real estate and other assets owned	19,629	17,380	16,387	13,619	10,000
Total assets	49,826,081	33,201,181	31,469,185	28,963,784	22,418,662

Noninterest-bearing deposits	8,411,296	4,072,085	3,704,004	3,344,913	2,260,432
NOW accounts	1,738,427	1,029,060	930,400	873,472	583,471
Savings deposits	14,118,521	9,156,678	7,980,065	6,105,689	5,198,681
Time deposits	6,637,249	6,246,384	8,188,036	9,664,088	7,088,345
Deposits at foreign office	2,209,451	1,160,716	777,895	244,511	242,691

Total deposits	33,114,944	21,664,923	21,580,400	20,232,673	15,373,620
Short-term borrowings	4,442,246	3,429,414	3,045,830	2,072,824	2,554,159
Long-term borrowings	5,535,425	4,497,374	3,461,769	3,414,516	1,775,133
Total liabilities	44,108,871	29,992,702	28,510,745	26,248,971	20,612,069

Stockholders’ equity	5,717,210	3,208,479	2,958,440	2,714,813	1,806,593

STOCKHOLDERS, EMPLOYEES AND OFFICES

Number at year-end	2003	2002	2001	2000	1999

Stockholders	11,258	11,587	12,565	11,936	4,991
Employees	14,000	9,197	9,291	8,736	6,569
Offices	735	493	513	488	310

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 2

CONSOLIDATED EARNINGS

In thousands	2003	2002	2001	2000	1999

Interest income
Loans and leases, including fees	$1,897,701	1,670,412	1,892,507	1,579,701	1,323,262
Money-market assets
Deposits at banks	147	76	116	308	87
Federal funds sold and resell agreements	1,875	4,455	2,027	12,891	24,491
Trading account	592	202	348	1,009	3,153
Investment securities
Fully taxable	210,968	148,221	182,767	165,811	118,741
Exempt from federal taxes	15,282	18,733	24,120	13,064	8,897

Total interest income	2,126,565	1,842,099	2,101,885	1,772,784	1,478,631

Interest expense
NOW accounts	3,613	3,900	8,548	7,487	4,683
Savings deposits	102,190	107,281	134,454	132,225	121,888
Time deposits	159,700	237,001	453,940	445,666	367,889
Deposits at foreign office	14,991	8,460	11,264	14,915	12,016
Short-term borrowings	49,064	52,723	124,810	172,466	104,911
Long-term borrowings	198,252	185,149	210,581	145,838	107,847

Total interest expense	527,810	594,514	943,597	918,597	719,234

Net interest income	1,598,755	1,247,585	1,158,288	854,187	759,397
Provision for credit losses	131,000	122,000	103,500	38,000	44,500

Net interest income after provision for credit losses	1,467,755	1,125,585	1,054,788	816,187	714,897

Other income
Mortgage banking revenues	149,105	116,408	102,699	63,168	71,819
Service charges on deposit accounts	309,749	167,531	144,302	92,544	73,612
Trust income	114,620	60,030	64,395	45,165	40,751
Brokerage services income	51,184	43,261	39,349	32,795	27,140
Trading account and foreign exchange gains	15,989	2,860	4,462	2,351	315
Gain (loss) on sales of bank investment securities	2,487	(608)	1,873	(3,078)	1,575
Other revenues from operations	187,961	122,449	120,346	91,727	67,163

Total other income	831,095	511,931	477,426	324,672	282,375

Other expense
Salaries and employee benefits	740,324	496,990	467,194	353,312	302,544
Equipment and net occupancy	170,623	107,822	111,403	80,960	73,131
Printing, postage and supplies	36,985	25,378	25,512	20,138	17,510
Amortization of goodwill	—	—	61,820	35,760	31,737
Amortization of core deposit and other intangible assets	78,152	51,484	59,816	33,816	17,978
Other costs of operations	422,096	279,937	254,830	194,570	153,780

Total other expense	1,448,180	961,611	980,575	718,556	596,680

Income before income taxes	850,670	675,905	551,639	422,303	400,592
Income taxes	276,728	219,153	198,551	154,109	148,191

Net income	$573,942	456,752	353,088	268,194	252,401

Dividends declared - Common	$135,423	96,858	95,872	51,987	35,128

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 3

COMMON SHAREHOLDER DATA

	2003	2002	2001	2000	1999

Per share
Net income
Basic	$5.08	4.94	3.69	3.33	3.24
Diluted	4.95	4.78	3.58	3.24	3.13
Cash dividends declared	1.20	1.05	1.00	.625	.45
Stockholders’ equity at year-end	47.55	34.82	31.54	29.09	23.36
Tangible stockholders’ equity at year-end	21.97	22.04	18.54	16.89	15.26
Dividend payout ratio	23.62%	21.24%	27.19%	19.40%	13.93%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 1, Table 4

CHANGES IN INTEREST INCOME AND EXPENSE*

	2003 compared with 2002			2002 compared with 2001

		Resulting from			Resulting from
		changes in:			changes in:

	Total			Total
Increase (decrease) in thousands	change	Volume	Rate	change	Volume	Rate

Interest income
Loans and leases, including fees	$229,543	499,739	(270,196)	(222,055)	80,883	(302,938)
Money-market assets
Deposits at banks	71	91	(20)	(40)	45	(85)
Federal funds sold and agreements to resell securities	(2,580)	(1,764)	(816)	2,428	3,859	(1,431)
Trading account	400	518	(118)	(166)	5	(171)
Investment securities
U.S. Treasury and federal agencies	24,797	60,881	(36,084)	(32,496)	(26,481)	(6,015)
Obligations of states and political subdivisions	(2,001)	(1,727)	(274)	(6,655)	(3,668)	(2,987)
Other	36,500	43,166	(6,666)	(4,266)	16,182	(20,448)

Total interest income	$286,730			(263,250)

Interest expense
Interest-bearing deposits
NOW accounts	$(287)	1,123	(1,410)	(4,648)	436	(5,084)
Savings deposits	(5,091)	42,013	(47,104)	(27,173)	23,938	(51,111)
Time deposits	(77,301)	(22,736)	(54,565)	(216,939)	(67,856)	(149,083)
Deposits at foreign office	6,531	9,725	(3,194)	(2,804)	5,623	(8,427)
Short-term borrowings	(3,659)	16,850	(20,509)	(72,087)	(5,642)	(66,445)
Long-term borrowings	13,103	69,234	(56,131)	(25,432)	33,228	(58,660)

Total interest expense	$(66,704)			(349,083)

*	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 2. Properties.

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 278,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 73% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2003, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $7.0 million.

In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 365,000 rentable square feet of space at a cost of approximately $12 million. Approximately 89% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2003, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $12.8 million.

M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 213,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $16.1 million at December 31, 2003.

M&T Bank also owns a facility in Syracuse, New York with approximately 151,000 rentable square feet of space. Approximately 46% of this facility is occupied by M&T Bank, with the remainder leased to non-affiliated tenants. At December 31, 2003, the cost of this building, net of accumulated depreciation, was $6.3 million.

As a result of the April 1, 2003 Allfirst acquisition, M&T Bank acquired facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 213,000 and 320,000 rentable square feet of space, respectively. M&T Bank occupies approximately 39% and 94% of these respective facilities, with the remainder leased to non-affiliated tenants. At December 31, 2003, the cost of these buildings, net of accumulated depreciation, was $13.4 million and $8.2 million, respectively.

No other properties owned by M&T Bank have more than 100,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” Of the 684 domestic banking offices of the Registrant’s subsidiary banks at December 31, 2003, 295 are owned in fee and 389 are leased.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2003, no matters were submitted to a vote of M&T’s security holders.

Executive Officers of the Registrant

Information concerning the Registrant’s executive officers is presented below as of February 17, 2004. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each corporation noted below, officers’ terms run until the first meeting of the board of directors after such corporation’s annual meeting, and until their successors are elected and qualified.

Robert G. Wilmers, age 69, is chairman of the board (2000), president (1988), chief executive officer (1983) and a director (1982) of the Registrant. From April 1998 until July 2000, he served as president and chief executive officer of the Registrant. He is chief executive officer (1983) and a director (1982) of M&T Bank, and served as chairman of the board of M&T Bank from March 1983 to July 2003 and as president of M&T Bank from March 1984 to June 1996. Mr. Wilmers is chairman of the board and a director of M&T Bank, N.A.(1995). He is a director of M&T Financial (1983).

Stephen J. Braunscheidel, age 47, is an executive vice president (2004) of the Registrant and M&T Bank, and is in charge of the Company’s Human Resources Division. Previously, he was a senior vice president in the M&T Investment Services Group, where he managed the Private Client Services and Employee Benefits departments. Mr. Braunscheidel has held a number of management positions with M&T Bank since 1978.

Emerson L. Brumback, age 52, is an executive vice president (1997) and a director (2003) of the Registrant and president and chief operating officer and a director (2003) of M&T Bank. Previously, he was an executive vice president of M&T Bank (1997) and was in charge of the Company’s Retail Banking Division. Mr. Brumback is chairman of the Directors Advisory Council (1999) of M&T Bank’s Jamestown Division. Mr. Brumback is chairman of the board (1999) and a director (1997) of Highland Lease and an executive vice president (1998) and a director of M&T Bank, N.A.(1997). He is chairman of the board (1999) and a director (1997) of M&T Credit and a director of M&T Mortgage (1997), M&T Reinsurance (1999) and M&T Securities (1997).

Steven M. Coen, age 55, is an executive vice president (2003) of the Registrant and M&T Bank. He is chief information officer and is in charge of Information Technology within M&T Bank. Mr. Coen served as senior vice president of M&T Bank in the Technology and Banking Operations Division from March 1993 to January 2003.

Atwood Collins, III, age 57, is an executive vice president of the Registrant (1997) and M&T Bank (1996), and is president and chief operating officer of M&T Bank’s Mid-Atlantic Division. Previously, he was president (2000) of the Hudson Valley Division of M&T Bank. Mr. Collins has held a number of executive management positions with M&T Bank and other bank subsidiaries of M&T since 1988. Mr. Collins is a director of M&T Real Estate (1995) and M&T Realty Capital (2003).

Mark J. Czarnecki, age 48, is an executive vice president of the Registrant (1999) and M&T Bank (1997) and is in charge of the M&T Investment Group, which is comprised of M&T Securities, the Insurance Services Division of M&T Bank, N.A., MBD and the Trust and Investment Services Division of M&T Bank. He is also in charge of the Company’s Retail Banking network which includes branches, automated teller machines, web-banking and telephone banking systems. Mr. Czarnecki is a director of M&T Securities (1999) and an executive vice president of M&T Bank, N.A. (1997). He is chairman of the board and a director of

MBD (2000), M&T Life Insurance (2000) and MTB Investment Advisors (2003). Mr. Czarnecki has held a number of management positions with M&T Bank since 1977.

Brian E. Hickey, age 51, is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is president and a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is a director of M&T Financial (1996). Mr. Hickey is responsible for managing all of the non-retail segments in the Albany, Hudson Valley, Rochester, Syracuse and Southern Divisions of M&T Bank, and he also has responsibility for managing the Company’s middle market commercial banking, health care and government banking businesses.

Adam C. Kugler, age 46, is an executive vice president and treasurer (1997) of the Registrant and M&T Bank, and is in charge of the Company’s Treasury Division. Mr. Kugler is chairman of the board and a director of M&T Investment Company (1999), a director of M&T Financial (1997), M&T Securities (1997), and M&T Realty Capital (2003), and is an executive vice president, treasurer and a director of M&T Bank, N.A. (1997). He is president and a director of M&T Auto Receivables I, LLC (2002).

Kevin J. Pearson, age 42, is an executive vice president (2002) of the Registrant and M&T Bank. He is president of the New York City (2002) and Philadelphia (2000) Divisions of M&T Bank. Mr. Pearson is responsible for managing all of the non-retail segments in those respective Divisions of M&T Bank, as well as the Company’s commercial real estate business. He is a director of M&T Realty Capital (2003). Mr. Pearson served as senior vice president of the Registrant from 2000 to 2002, and held a number of management positions with the Company since 1989.

John L. Pett, age 55, is an executive vice president (1997) and chief credit officer (1995) of the Registrant and is an executive vice president and chief credit officer of M&T Bank (1996). Mr. Pett is a director of Highland Lease (1997) and M&T Credit (1997). He is an executive vice president (1998) and a director (1996) of M&T Bank, N.A. Mr. Pett served as senior vice president of the Registrant from 1991 to 1997.

Michael P. Pinto, age 48, is an executive vice president, chief financial officer (1997) and a director (2003) of the Registrant. He is a vice chairman, director (2003) and chief financial officer (1996) of M&T Bank, and is in charge of the Company’s Finance Division, Technology and Banking Operations Division, and its Corporate Services Group. Mr. Pinto also oversees the Company’s Treasury Division and General Counsel’s Office. Mr. Pinto is a director of M&T Financial (1996), M&T Mortgage (1996), M&T Real Estate (1996), M&T Investment Company (1999) and M&T Auto Receivables I, LLC (2002). He is an executive vice president and chief financial officer (1996) and a director (1998) of M&T Bank, N.A. Mr. Pinto served as senior vice president and controller of the Registrant from 1993 to 1997.

Robert E. Sadler, Jr., age 58, is an executive vice president (1990) and a director (1999) of the Registrant and chairman of the board (2003) and a director (1996) of M&T Bank. From June 1996 to July 2003, he served as president of M&T Bank. Mr. Sadler is president, chief executive officer and a director of M&T Bank, N.A.(1995); chairman of the board (1989) and a director of M&T Financial (1985); chairman of the board and a director of M&T Mortgage (1991); chairman of the board and a director of M&T Securities (1994); chairman of the board, president and a director of M&T Real Estate (1995); and a director (2000) of MBD.

Eugene J. Sheehy, age 49, is an executive vice president and a director (2003) of the Registrant and M&T Bank, and is the chairman and chief executive officer of M&T Bank’s Mid-Atlantic Division. He joined the Registrant and M&T Bank on April 1, 2003, the date of the Allfirst acquisition. Prior to that date, Mr. Sheehy served as chief executive officer of AIB’s USA Division from March 14, 2002 and chairman of the board of Allfirst from April 30, 2002. Mr. Sheehy also served as president and chief executive officer of Allfirst Bank from July 31, 2002 through April 1, 2003. Prior to March 14, 2002, Mr. Sheehy was the managing director of AIB Bank Republic of Ireland.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Registrant’s common stock is traded under the symbol MTB on the New York Stock Exchange. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K for market prices of the Registrant’s common stock, approximate number of common stockholders at year-end, frequency and amounts of dividends on common stock and restrictions on the payment of dividends.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 with respect to shares of common stock that may be issued under M&T Bank Corporation’s existing equity compensation plans. M&T Bank Corporation’s existing equity compensation plans are the M&T Bank Corporation 1983 Stock Option Plan (the “1983 Stock Option Plan”), the M&T Bank Corporation 2001 Stock Option Plan (the “2001 Stock Option Plan”) and the M&T Bank Corporation Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), each of which has been previously approved by stockholders, and the M&T Bank Corporation Directors’ Stock Plan (the “Directors’ Stock Plan”) and the M&T Bank Corporation Deferred Bonus Plan (the “Deferred Bonus Plan”), each of which did not require stockholder approval.

The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T Bank Corporation in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2003, and their weighted average exercise price.

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
Plan category	options or rights	options or rights	reflected in column A)

	(A)	(B)	(C)
Equity compensation plans approved by security holders:
1983 Stock Option Plan	6,553,272	$45.33	—
2001 Stock Option Plan	3,598,140	77.76	6,191,128
Employee Stock Purchase Plan	114,647	76.45	802,870
Equity compensation plans not approved by security holders:
Directors’ Stock Plan	1,684	98.30	49,173
Deferred Bonus Plan	81,092	53.57	14,080

Total	10,348,835	$57.02	7,057,251

(1)  As of December 31, 2003, a total of 327,922 shares of Common Stock were issuable upon exercise of outstanding options or rights assumed by M&T Bank Corporation in connection with merger and acquisition transactions. The weighted average exercise price of those outstanding options or rights is $59.44 per share.

Equity compensation plans adopted without the approval of stockholders are described below:

Directors’ Stock Plan. M&T Bank Corporation maintains a plan for non-employee members of the Board of Directors of M&T Bank Corporation and the members of its Directors Advisory Council, and the non-employee members of the Board of Directors of M&T Bank and the members of its regional Directors Advisory Councils, which allows such directors, advisory directors and members of regional Directors Advisory Councils to receive all or a portion of their directorial compensation in shares of M&T common stock.

Deferred Bonus Plan. M&T Bank Corporation maintains a deferred bonus plan pursuant to which its eligible officers and those of its subsidiaries may elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants may elect the timing of distributions from the plan. Such distributions are payable in cash, with the exception of balances allocated to M&T common stock, which are distributable in the form of common stock.

In November 2001, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. Through December 31, 2003, M&T had repurchased a total of 3,632,098 shares of common stock pursuant to such plan at an average cost of $78.49 per share. M&T resumed purchases of its common stock in January 2004 and completed the 5,000,000 repurchase plan in February 2004. The common stock was purchased pursuant to such plan at an average cost of $82.11 per share. There were no common stock repurchases in 2003.

In February 2004, M&T announced that its Board of Directors had authorized the repurchase of up to 5,000,000 additional shares of its common stock. In addition, M&T announced that its Board of Directors had declared a quarterly cash dividend of $.40 per share on M&T Bank Corporation’s common stock, which represents an increase of 33% over the most recent quarterly dividend rate of $.30 per share. The dividend will be payable March 31, 2004 to stockholders of record at the close of business on February 27, 2004.

During the fourth quarter of 2003, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Item 6. Selected Financial Data.

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $49.8 billion at December 31, 2003. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are Manufacturers and Traders Trust Company (“M&T Bank”) and M&T Bank, National Association (“M&T Bank, N.A.”).

     M&T Bank, with total assets of $49.2 billion at December 31, 2003, is a New York-chartered commercial bank with 683 banking offices in New York State, Pennsylvania, Maryland, Delaware, Virginia, West Virginia and the District of Columbia, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, northern Virginia and Washington, D.C., and on small and medium size businesses based in those areas. Certain lending activities are also conducted in other states through various subsidiaries. M&T Bank’s subsidiaries include: M&T Credit Corporation, a consumer lending and commercial leasing and lending company; M&T Financial Corporation, a commercial leasing company; M&T Mortgage Corporation, a residential mortgage banking company; M&T Real Estate Trust, a commercial mortgage lender; M&T Realty Capital Corporation, a multi-family commercial mortgage lender; M&T Securities, Inc., a broker/dealer; MTB Investment Advisors, Inc., which serves as investment advisor to the MTB funds, a family of proprietary mutual funds, and other funds and institutional clients; Highland Lease Corporation, a consumer leasing company; and Matthews, Bartlett & Dedecker, Inc., an insurance agency.

     M&T Bank, N.A., with total assets of $473 million at December 31, 2003, is a national bank with an office in Oakfield, New York. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, largely through telephone and direct mail marketing techniques. Insurance products are offered by M&T Bank, N.A. through banking offices of M&T Bank.

     On April 1, 2003, M&T completed the acquisition of Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland, from Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland. Allfirst Bank, Allfirst’s primary bank subsidiary, was merged into M&T Bank on that date. Allfirst Bank operated 269 banking offices in Maryland, Pennsylvania, Virginia and the District of Columbia at the date of acquisition. The acquisition of Allfirst represented a major geographic expansion by M&T and created a strong Mid-Atlantic banking franchise. AIB received 26,700,000 shares of M&T common stock and $886 million in cash in exchange for all outstanding Allfirst common shares. Immediately after the completion of the acquisition, AIB owned approximately 22.5% of the outstanding shares of M&T’s common stock. The results of operations acquired in the Allfirst transaction have been included in the Company’s financial results since April 1, 2003. Table 1 provides a summary of assets acquired and liabilities assumed by the Company on April 1, 2003 in connection with the Allfirst transaction.

     Merger-related expenses associated with the Allfirst acquisition incurred during the year ended December 31, 2003 totaled $60 million ($39 million after tax effect). Such expenses were for professional services and temporary help associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to Allfirst’s customers; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices. The Company does not expect to incur any significant additional merger-related expenses relating to the Allfirst transaction. In accordance with generally accepted accounting principles (“GAAP”), included in the determination of goodwill associated with the Allfirst merger were charges totaling $29 million, net of applicable income taxes ($48 million before tax effect), for severance costs for former Allfirst employees; investment banking and other professional fees; and termination of Allfirst contracts for various services. As of December 31, 2003, the remaining unpaid portion of merger-related expenses and charges included in the determination of goodwill were $1 million and $13 million, respectively. The resolution of Allfirst’s preacquisition contingencies in future periods could have an impact on the allocation of the purchase price and the amount of goodwill recorded as part of the acquisition, however, management does not presently expect that any such adjustments will be material to the Company’s consolidated balance sheet.

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

     On February 9, 2001, M&T acquired Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York. Premier National Bank, Premier’s bank subsidiary, was merged into M&T Bank on that date. Premier National Bank operated 34 banking offices in the mid-Hudson Valley region of New York State. As of the merger date, assets acquired totaled $1.8 billion, including $1.0 billion of loans and leases, and liabilities assumed were $1.5 billion, including approximately $1.4 billion of deposits. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operations acquired from Premier have been included in M&T’s financial results subsequent to the acquisition date. Premier’s stockholders received $171 million in cash and 2,440,812 shares of M&T common stock in exchange for the Premier shares outstanding at the time of the acquisition. In connection with the acquisition, the Company recorded approximately $178 million of goodwill and $32 million of core deposit intangible. In 2001, the Company incurred expenses associated with systems conversions and other costs of integrating and conforming the acquired operations of Premier and of Keystone Financial Inc. (“Keystone”), which was acquired on October 6, 2000, with and into the operations of M&T Bank. Such merger-related expenses totaled approximately $8 million ($5 million after-tax) during the year ended December 31, 2001.

Critical Accounting Estimates

The Company’s significant accounting policies are described in note 1 of Notes to Financial Statements. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. Some of the more significant areas in which management of the Company applies critical assumptions and estimates include the following:

•	Allowance for credit losses – The allowance for credit losses represents the amount which, in management’s judgment, will be adequate to absorb credit losses inherent in the loan and lease portfolio as of the balance sheet date. In estimating losses inherent in the loan and lease portfolio, assumptions and judgment are applied to measure expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Historical loss trends are also considered, as are economic conditions, industry trends, portfolio trends and borrower-specific financial data. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which may result in adjustment of the allowance. A detailed discussion of facts and circumstances considered by management in assessing the adequacy of the allowance for credit losses is included herein under the heading “Provision for Credit Losses.”

•	Valuation methodologies – Management of the Company applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as trading assets, most investment securities, and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include capitalized servicing assets, goodwill, core deposit and other intangible assets, pension and other postretirement benefit obligations, value ascribed to stock-based compensation, estimated residual values of property associated with commercial and consumer leases, and certain derivative and other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. Specific discussion of assumptions and estimates utilized by management are discussed in detail in this Financial Review and in notes 1, 3, 4, 7, 8, 10, 11, 17, 18 and 19 of Notes to Financial Statements.

•	Commitments, contingencies and off-balance sheet arrangements – Information regarding the Company’s commitments and contingencies, including guarantees and contingent liabilities arising from litigation, and their potential effects on the Company’s results of operations is included in note 20 of Notes to Financial Statements. In addition, the Company is routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities determine that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Information regarding permanent and temporary income tax differences is presented in note 12 of Notes to Financial Statements. The recognition or de-recognition in the Company’s consolidated financial statements of assets and liabilities held in trusts or other so-called variable interest entities is subject to the interpretation and application of complex accounting pronouncements or interpretations that require management to estimate and assess the probability of financial outcomes in future periods. Information relating to the Company’s involvement in such entities and the accounting treatment afforded each such involvement is included in note 18 of Notes to Financial Statements.

Overview

The Company’s net income in 2003 totaled $574 million or $4.95 of diluted earnings per common share, up 26% and 4%, respectively, from $457 million or $4.78 per diluted share in 2002. Basic earnings per common share rose 3% to $5.08 in 2003 from $4.94 in 2002. The after-tax impact of merger-related expenses associated with the Allfirst acquisition was $39 million ($60 million pre-tax) or $.34 of diluted earnings per share and $.35 of basic earnings per share in 2003. There were no significant similar expenses in 2002. Net income in 2001 totaled $353 million, while diluted and basic earnings per share were $3.58 and $3.69, respectively. The after-tax impact of merger-related expenses associated with the Premier and Keystone acquisitions was $5 million ($8 million pre-tax) or $.05 of diluted and basic earnings per share in 2001.

     Net income represented a return on average assets in 2003 of 1.27%, compared with 1.43% in 2002 and 1.14% in 2001. The return on average common stockholders’ equity was 11.62% in 2003, 15.09% in 2002 and 11.87% in 2001. Excluding the impact of merger-related expenses, the rates of return on average assets and average common equity were 1.35% and 12.41%, respectively, in 2003 and 1.16% and 12.03%, respectively, in 2001.

     Effective January 1, 2003, the Company began recognizing expense for stock-based compensation using the fair value method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended. As a result, salaries and employee benefits expense in 2003 included $43 million of stock-based compensation. After tax effect, stock-based compensation lowered 2003’s net income by $32 million, or $.27 per diluted share. Using the retroactive restatement method described in SFAS No. 148, which amended SFAS No. 123, financial information for all prior periods presented in this annual report has been restated to reflect the impact of recognizing expense for stock-based compensation in those years as well. As a result, salaries and employee benefits expense in 2002 has been restated to include $41 million of stock-based compensation, resulting in a reduction of previously reported net income of $28 million. Diluted earnings per share noted herein for 2002 have been reduced by $.29 from the amount previously reported. For 2001, the impact of adopting SFAS No. 123 using the retroactive restatement method was to increase salaries and employee benefits expense by approximately $32 million, resulting in a reduction of previously reported net income of $25 million or $.24 of diluted earnings per share.

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

     In accordance with SFAS No. 142, effective January 1, 2002 the Company ceased amortization of goodwill associated with corporate acquisitions. Amortization of such goodwill in 2001, none of which was tax deductible, was

$62 million ($.62 per diluted share). The after-tax impact of amortization of core deposit and other intangible assets for the years ended December 31, 2003, 2002 and 2001 was $48 million ($.41 per diluted share), $32 million ($.34 per diluted share) and $38 million ($.38 per diluted share), respectively. Pro forma net income, diluted earnings per share and basic earnings per share for 2001, computed as if SFAS No. 142 had been effective in 2001, were $415 million, $4.20 and $4.33, respectively, while pro forma annualized returns on average assets and average common stockholders’ equity in 2001 were 1.35% and 13.95%, respectively.

     Further information regarding the allocation of goodwill to the Company’s reportable segments and results of impairment tests of such goodwill is provided in note 8 of Notes to Financial Statements.

     Net interest income recorded on a taxable-equivalent basis increased 28% to $1.62 billion in 2003 from $1.26 billion in 2002, reflecting higher average earning assets, which increased 37% to $39.5 billion in 2003 from $28.9 billion in 2002. The higher levels of average earning assets in 2003 as compared with 2002 were largely the result of loans, leases and investment securities obtained in the Allfirst acquisition. Average loans and leases increased $8.5 billion, or 33%, to $34.0 billion in 2003 from $25.5 billion in 2002. Included in the 2003 average was the nine-month impact of the $10.3 billion of Allfirst-related loans and leases acquired on April 1, 2003. Partially offsetting the impact of the higher levels of average earning assets in 2003 was a narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets. Net interest margin declined 27 basis points (hundredths of one percent) to 4.09% in 2003 from 4.36% a year earlier, due largely to lower yielding portfolios of loans and investment securities acquired in the Allfirst transaction. A widening of the Company’s net interest margin and higher average earning assets, which rose $1.1 billion or 4% from $27.8 billion in 2001, were the most significant factors contributing to the increase in 2002’s taxable-equivalent net interest income from $1.18 billion in 2001. Net interest margin in 2002 was 13 basis points higher than 4.23% in 2001, due to the full-year impact of 2001’s declining rate environment and further changes in rates and spreads in 2002. The 4% rise in average earning assets from 2001 to 2002 was the result of growth in the consumer loan portfolio.

     The provision for credit losses was $131 million in 2003, $122 million in 2002 and $104 million in 2001. Net charge-offs totaled $97 million in 2003, compared with $108 million in 2002 and $75 million in 2001. Net charge-offs as a percentage of average loans and leases outstanding were .28%, .42% and .31% in 2003, 2002 and 2001, respectively. Net charge-offs of loans acquired from Allfirst were not significant during the final nine months of 2003. The provision in each year reflects the result of management’s analysis of the composition of the loan and lease portfolio and other factors, including concern regarding uncertainty about economic conditions, both nationally and in many of the markets served by the Company, and the impact of such conditions and prospects on the abilities of borrowers to repay loans.

     Noninterest income aggregated $831 million in 2003, 62% higher than $512 million in 2002 and up 74% from $477 million in 2001. Approximately $279 million of the increase from 2002 was attributable to revenues related to operations or market areas associated with the former Allfirst franchise. Higher mortgage banking revenues and service charges on deposit accounts also contributed to the improvement. Increased revenues from providing deposit account and mortgage banking services were significant contributors to the rise in noninterest income from 2001 to 2002.

     Noninterest expense in 2003 totaled $1.45 billion, 51% higher than $962 million in 2002 and up 48% from $981 million in 2001. Included in such amounts are expenses considered to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $78 million, $51 million and $60 million in 2003, 2002 and 2001, respectively; amortization of goodwill of $62 million in 2001; and merger-related expenses of $60 million and $8 million in 2003 and 2001, respectively. There were no merger-related expenses in 2002. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $1.31 billion in 2003, compared with $910 million in 2002 and $851 million in 2001. Expenses related to operations formerly associated with Allfirst significantly contributed to the higher level of expenses in 2003 compared with 2002, along with higher expenses for salaries and benefits, professional services and amortization of capitalized residential mortgage servicing rights. Partially offsetting these higher expenses was a $30 million decrease in the provision for possible impairment of capitalized residential mortgage servicing rights, which was $2 million in 2003 and $32 million in 2002. The $32 million provision for the impairment of capitalized residential mortgage servicing rights and higher costs for salaries, including commissions and incentive compensation, were large contributors to the rise in noninterest operating expenses in 2002 as compared with 2001.

     The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from sales of bank investment securities), was 53.6% in 2003, compared with 51.3% in 2002 and 51.5% in 2001. The higher ratio in 2003 reflects the impact of the acquired Allfirst operations that are now part of M&T.

Supplemental Reporting of Non-GAAP Results of Operations

M&T has accounted for substantially all of its business combinations using the purchase method of accounting. As a result, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.1 billion at December 31, 2003, $1.2 billion at December 31, 2002 and $1.3 billion at December 31, 2001. Included in such intangible assets was goodwill of $2.9 billion at December 31, 2003, up from $1.1 billion at December 31, 2002 and 2001 due to the Allfirst acquisition. Amortization of core deposit and other intangible assets, after tax effect, was $48 million, $32 million and $38 million during 2003, 2002 and 2001, respectively. The higher level of such amortization in 2003 as compared with 2002 and 2001 was due to the impact of core deposit and other intangible assets recorded as part of the acquisition of Allfirst.

     Since 1998 M&T has consistently provided supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts, when calculating certain performance ratios) and expenses associated with merging acquired operations into the Company, because such expenses are considered by management to be “nonoperating” in nature. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

     Net operating income rose 35% to $661 million in 2003 from $489 million in 2002. Diluted net operating earnings per share in 2003 increased 11% to $5.70 from $5.12 in 2002. In 2001, net operating income totaled $457 million and diluted net operating earnings per share were $4.63.

     A reconciliation of net income and diluted earnings per share with net operating income and diluted net operating earnings per share is presented in table 3.

     Expressed as a rate of return on average tangible assets, net operating income was 1.55% in 2003 and 2001, compared with 1.59% in 2002. Net operating return on average tangible common equity was 28.49% in 2003, compared with 26.71% and 26.76% in 2002 and 2001, respectively. Including the effect of merger-related expenses, net operating return on average tangible assets for 2003 and 2001 was 1.46% and 1.53%, respectively, and net operating return on average tangible common equity was 26.80% and 26.48%, respectively.

     A reconciliation of average assets and equity with average tangible assets and average tangible equity is presented in table 3.

Net Interest Income/Lending and Funding Activities

Taxable-equivalent net interest income rose 28% to $1.62 billion in 2003 from $1.26 billion in 2002. The improvement reflects a 37% increase in average earning assets to $39.5 billion in 2003 from $28.9 billion in 2002, partially offset by a narrowing of the Company’s net interest margin. The growth in average earning assets was largely attributable to higher average loans and leases outstanding, which totaled $34.0 billion in 2003, up 33% from 2002’s average of $25.5 billion.

     The most significant factor for the higher loan balances in 2003 was the nine-month impact of the $10.3 billion of loans obtained in the Allfirst acquisition on April 1, 2003. Such acquired loans were comprised of approximately $4.5 billion of commercial loans and leases (including $314 million of leveraged leases and $230 million of loans to foreign borrowers), $2.5 billion of commercial real estate loans, $383 million of residential real estate loans and $2.9 billion of consumer loans and leases.

     Average consumer loans and leases, excluding those acquired in the Allfirst transaction, grew 20% to $8.2 billion in 2003 from $6.8 billion in 2002. Increases in the outstanding average balances of automobile loans and leases of $1.0 billion and home equity lines of credit of $495 million were the leading contributors to that growth.

     Partially offsetting the growth noted above was a decline in the residential real estate loan portfolio, due largely to customer repayments of loans and the impact of two separate securitization transactions totaling $1.3 billion of such loans during 2003’s fourth quarter and the full-year impact of a similar $1.1 billion securitization in the fourth quarter of 2002. In connection with the first 2003 securitization transaction, the Company transferred approximately $838 million of one-to-four family residential mortgage loans to a qualified special purpose trust. The Company received $112 million in cash and retained approximately 87% of the resulting securities in exchange for the loans. The Company realized a gain of $1 million on the transaction which has been included in other revenues from operations. In 2003’s second securitization transaction, approximately $441 million of one-to-four family residential mortgage loans were converted to mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”). All of those mortgage-backed securities were retained by the Company and, accordingly, no gain or loss was recognized. In total, approximately $1.2 billion of mortgage-backed securities resulting from 2003’s securitization transactions were retained by the Company and included in the portfolio of investment securities classified as available for sale.

     Taxable-equivalent net interest income in 2002 was 7% higher than $1.18 billion in 2001, when average earning assets aggregated $27.8 billion. A 4% increase in average loans and leases from 2001 to 2002, coupled with a widening of the Company’s net interest margin, were the most significant factors for the higher level of taxable-equivalent net interest income in 2002 as compared with 2001.

     Average outstanding balances of consumer loans and leases rose $1.2 billion, or 21%, from 2001 to 2002. Such growth, predominantly in outstanding home equity lines of credit and automobile loans, more than offset declines in the commercial loan and lease and residential real estate loan portfolios. The lower average balances of commercial loans and leases were due in part to the sluggish economic conditions in the Company’s core markets. The residential real estate loan portfolio’s decline was due largely to customer repayments of loans and the impact of the November 2002 securitization of approximately $1.1 billion of such loans.

     Similar to one of the securitizations already discussed, in connection with the 2002 securitization transaction, the Company transferred approximately $1.1 billion of one-to-four family residential mortgage loans to a qualified special purpose trust. The Company received $140 million in cash and retained approximately 88% of the resulting securities in exchange for the loans. The Company realized a gain of $5 million on the transaction which has been included in other revenues from operations. In accordance with GAAP, the qualified special purpose trusts related to the 2003 and 2002 mortgage loan securitization transactions are not included in the Company’s consolidated financial statements. Management believes that the resulting mortgage-backed securities provide enhanced liquidity opportunities to the Company because the securities may be more readily pledged to secure borrowings or sold than the underlying loans could be. Additionally, under present regulatory risk-based capital rules, the Company is generally required to maintain higher levels of regulatory capital when directly investing in residential real estate loans than when investing in government-guaranteed or highly-rated, privately-placed mortgage-backed securities. Additional information about these transactions and the qualified special purpose trusts is included in note 18 of Notes to Financial Statements. Information about the Company’s regulatory capital requirements is included in note 22 of Notes to Financial Statements. Table 4 summarizes average loans and leases outstanding in 2003 and percentage changes in the major components of the portfolio over the past two years.

     Commercial loans and leases, excluding loans secured by real estate, totaled $9.2 billion at December 31, 2003, representing 26% of total loans and leases. Table 6 presents such commercial loans and leases as of December 31, 2003 by geographic area, size, and whether the loans are secured by collateral or unsecured. The Company provides financing for leases to commercial customers, primarily for equipment.

     As already mentioned, commercial loans and leases obtained in the Allfirst transaction totaled $4.5 billion on April 1, 2003, including $314 million of leveraged leases. Included in the Allfirst loan and lease portfolio were certain business lines in which the Company has not traditionally been active. An international maritime portfolio, which at April 1 and December 31, 2003 totaled $113 million and $71 million, respectively, was acquired. The Company does not expect to grow this specialized business. Other international loans attributable to Allfirst totaled $132 million and $145 million at April 1 and December 31, 2003, respectively. The Company participates in the insurance and guarantee programs of the Export-Import Bank of the United States. These programs provide U.S. government repayment coverage of 90%-100% on loans supporting foreign borrowers’ purchases of U.S. goods and services. The loans generally range from $500 thousand to $10 million. The outstanding balance of loans under this program at December 31, 2003 was $123 million. Commercial leases obtained on April 1, 2003 from Allfirst totaled $610 million, and consisted of general equipment leases with an emphasis on transportation equipment, including railcars, tractors, trailers and commercial aircraft. The Company does not expect to pursue growing the commercial aircraft component of the lease portfolio. The Company’s commercial aircraft lease portfolio totaled $99 million at December 31, 2003, including $70 million that was obtained from Allfirst. Of the $9.2 billion of commercial loans and leases outstanding at the 2003 year-end, approximately $7.2 billion, or 78%, were secured, while 46%, 26% and 12% were granted to businesses in New York State, Pennsylvania and Maryland, respectively.

     Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 58% of the loan and lease portfolio during 2003, compared with 63% in 2002 and 64% in 2001. At December 31, 2003, the Company held approximately $12.4 billion of commercial real estate loans, $3.1 billion of consumer real estate loans secured by one-to-four family residential properties and $5.0 billion of outstanding balances of home equity loans and lines of credit, compared with $9.7 billion, $3.2 billion and $2.7 billion, respectively, at December 31, 2002. As of April 1, 2003, loans obtained in the Allfirst acquisition that were secured by real estate aggregated $5.2 billion, including $2.5 billion of commercial real estate loans, $383 million of consumer real estate loans secured by one-to-four family residential properties and $2.3 billion of outstanding balances of home equity loans and lines of credit.

     A significant portion of commercial real estate loans originated by the Company are secured by properties in the New York City metropolitan area, including areas in neighboring states generally considered to be within commuting distance of New York City, and other areas of New York State where the Company operates, including the Buffalo, Rochester, Syracuse, Albany, Hudson Valley and Southern Tier regions. Commercial real estate loans are also originated through the Company’s offices in Pennsylvania, Maryland, northern Virginia, Washington, D.C., Oregon and West Virginia. Commercial real estate loans obtained in the Allfirst transaction were geographically centered in Allfirst’s regional marketplace, with the majority of that portfolio secured by properties in Maryland, south central Pennsylvania, northern Virginia and Washington, D.C. Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then current market rate of interest. The Company also originates fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately ten years, and adjustable-rate commercial real estate loans, which represented approximately 45% of the commercial real estate loan portfolio as of December 31, 2003. Table 7 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2003. Of the $4.3 billion of commercial real estate loans in the New York City metropolitan area, approximately 37% were secured by multifamily residential properties, 24% by retail space and 10% by office space. The Company’s experience has been that office space and retail properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 49% of the aggregate dollar amount of New York City-area loans were for loans with outstanding balances of $5 million or less, while loans of more than $10 million made up approximately 32% of the total.

     Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania, Maryland and other areas tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business. Approximately 74% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the metropolitan New York City area were for loans with outstanding balances of $5 million or less. Of the outstanding balance of commercial real estate loans in Pennsylvania and Maryland, approximately 74% and 63%, respectively, were for loans with outstanding balances of $5 million or less.

     Commercial real estate loans secured by properties located outside of New York State, Pennsylvania, Maryland and areas of neighboring states considered to be part of the New York City metropolitan area, comprised 10% of total commercial real estate loans as of December 31, 2003.

     M&T Realty Capital Corporation, one of the Company’s commercial real estate lending subsidiaries, participates in the FNMA Delegated Underwriting and Servicing (“DUS”) program, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by third-party investors and subsequently sold to such investors. The Company’s involvement with the FNMA DUS program resulted from the Allfirst acquisition. At December 31, 2003, $1 million of commercial real estate loans were held for sale.

     Commercial construction loans presented in table 7 totaled $940 million at December 31, 2003, or approximately 3% of total loans and leases.

     Real estate loans secured by one-to-four family residential properties totaled $3.1 billion at December 31, 2003, including approximately 43% secured by properties located in New York State and 17% secured by properties located in Pennsylvania. As already discussed, residential real estate loans obtained in the Allfirst transaction totaled $383 million on April 1, 2003. At December 31, 2003, $723 million of residential real estate loans were held for sale, compared with $1.1 billion at December 31, 2002. Loans to finance the construction of or development projects related to one-to-four family residential properties totaled $597 million at December 31, 2003, or approximately 2% of total loans and leases. Included in such construction loans were loans to residential real estate developers aggregating $246 million.

     Consumer loans and leases represented approximately 30% of the average loan portfolio during 2003, up from 27% during 2002 and 23% during 2001. Automobile loans and leases and outstanding balances of home equity lines of credit represent the largest components of the consumer loan portfolio. Approximately 60% of home equity lines of credit outstanding at December 31, 2003 were secured by properties in New York State and 22% and 15% were secured by properties in Pennsylvania and Maryland, respectively. At December 31, 2003, 31% and 40% of the automobile loan and lease portfolio were to customers residing in New York State and Pennsylvania, respectively. Automobile loans and leases have generally been originated through dealers, however, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Automobile loans and leases represented approximately 12% of the Company’s average loan portfolio during 2003, while no other consumer loan product represented more than 8%. The average outstanding balance of automobile leases was approximately $527 million in 2003, $556 million in 2002 and $587 million in 2001. During 2003 the Company decided to cease origination of automobile leases concentrating instead on its larger automobile loan origination business. Given the growth in the Company’s automobile loan portfolio, the decision to cease origination of new auto leases did not have a significant negative impact on the Company’s results of operations. At December 31, 2003 and 2002, outstanding automobile leases totaled $425 million and $527 million, respectively.

     Table 8 presents the composition of the Company’s loan and lease portfolio at December 31, 2003, including outstanding balances to businesses and consumers in New York State, Pennsylvania, Maryland and other states. Approximately 49% of total loans and leases at the 2003 year-end were to New York State customers, while 25% and 11% were to Pennsylvania and Maryland customers, respectively.

     Investment securities averaged $5.3 billion in 2003, compared with $3.1 billion in 2002 and $3.3 billion in 2001. The previously discussed retention of mortgage-backed securities related to the fourth quarter 2003 and 2002 securitizations of residential real estate loans of $1.2 billion and $1.1 billion, respectively, added approximately $817 million to average investment securities in 2003. Investment securities obtained in the Allfirst transaction totaled approximately $1.3 billion on April 1, 2003 and contributed approximately $887 million of 2003’s average balance of investment securities. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination. Average money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, federal funds sold and agreements to resell securities, totaled $216 million in 2003, compared with $291 million in 2002 and $80 million in 2001. The amounts of investment securities and money-market assets held by the

Company are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.

     Core deposits represent the most significant source of funding for the Company and are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, N.A. are also included in core deposits. Average core deposits were $25.8 billion in 2003 and $17.6 billion in 2002 and 2001. Core deposits assumed in connection with the Allfirst acquisition totaled approximately $10.7 billion on April 1, 2003. Due to the low interest rate environment, the Company experienced a significant shift in the composition of core deposits throughout the past three years. Reflecting a change in customer saving trends, average core savings and noninterest-bearing deposits rose during that period, while average time deposits under $100,000 decreased, exclusive of the impact of core deposits obtained in the Allfirst acquisition. Average core deposits of M&T Bank, N.A. were $267 million in 2003, $342 million in 2002 and $521 million in 2001. Funding provided by core deposits represented 65% of average earning assets in 2003, compared with 61% in 2002 and 63% in 2001. Table 9 summarizes average core deposits in 2003 and percentage changes in the components of such deposits over the past two years.

     The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.2 billion in 2003 and 2002, compared with $2.0 billion in 2001. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $1.4 billion in 2003, compared with $569 million and $327 million in 2002 and 2001, respectively. Brokered time deposits averaged $643 million in 2003, $1.9 billion in 2002 and $794 million in 2001, and totaled $827 million at December 31, 2003. The weighted-average remaining term to maturity of brokered time deposits at December 31, 2003 was 19 months. Certain of these brokered deposits have provisions that allow for early redemption. In connection with the Company’s management of interest rate risk, interest rate swaps have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $110 million of brokered time deposits. Beginning in 2002, the Company also had brokered money-market deposit accounts, which averaged $70 million in 2003 and $59 million in 2002. Offshore branch deposits and brokered deposits have been used as an alternative to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for such deposits, and the cost of funds available from alternative sources at the time.

     The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York, Pittsburgh and Atlanta (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $4.3 billion in 2003, $3.1 billion in 2002 and $3.3 billion in 2001. Amounts borrowed from the FHLB and included in short-term borrowings averaged $439 million in 2003, $904 million in 2002 and $814 million in 2001. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank formed in November 2002. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. Additional information about M&T Auto Receivables I, LLC and the revolving borrowing agreement is included in note 18 of Notes to Financial Statements. The remaining short-term borrowings were predominately comprised of unsecured federal funds borrowings, which generally mature daily.

     The average balance of long-term borrowings was $6.0 billion in 2003, $4.2 billion in 2002 and $3.5 billion in 2001. Included in average long-term borrowings were amounts borrowed from the FHLB of $3.9 billion in 2003, $3.0 billion in 2002 and $2.4 billion in 2001, and subordinated capital notes of $1.2 billion in 2003, $668 million in 2002 and $674 million in 2001. As previously noted, in anticipation of the Allfirst acquisition, M&T Bank issued $400 million of subordinated notes on March 31, 2003 to fund a portion of the cash consideration paid to AIB and to maintain appropriate regulatory capital ratios. Trust preferred securities associated with junior subordinated debentures of M&T included in average long-term borrowings totaled $595 million in 2003, compared with $318 million in 2002 and 2001. Subordinated capital notes and trust preferred securities associated with junior subordinated debentures obtained in the Allfirst acquisition on April 1, 2003 averaged $252 million and $277 million, respectively, in 2003. As described in notes 9 and 18 of Notes to Financial Statements, as of December 31, 2003 the Company applied new accounting provisions promulgated by the Financial Accounting Standards Board (“FASB”) and removed the trusts that had issued the trust preferred securities from its consolidated balance sheet. That change in financial statement presentation had no economic impact on the Company, no material or substantive impact on the Company’s financial statements as of and for the year ended December 31, 2003, and no impact on 2003’s average balances noted herein. Additional information regarding junior subordinated debentures, as well as information regarding contractual maturities of long-term borrowings, is provided in note 9 of Notes to Financial Statements. Certain interest rate swap agreements have been entered into by the Company as part of its management of interest rate risk relating to long-term borrowings. Further information on such interest rate swap agreements is provided in note 17 of Notes to Financial Statements.

     In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, changes in interest rates and spreads can impact net interest income. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.81% in 2003, down from 4.03% in 2002. The yield on earning assets during 2003 was 5.42%, down 100 basis points from 6.42% in 2002, while the rate paid on interest-bearing liabilities decreased 78 basis points to 1.61% from 2.39% in 2002. Lower yielding portfolios of loans and investment securities obtained in the Allfirst merger contributed to the reduced yields on earning assets in 2003 when compared with 2002 and were the leading cause for the lower year-over-year net interest spread. The decreases in interest rates earned and paid also reflect generally lower market interest rates in 2003 as compared with 2002, including the impact of reductions by the Federal Reserve of its benchmark overnight federal funds target rate of 50 basis points in November 2002 and 25 basis points in June 2003.

     The Federal Reserve also took numerous actions throughout 2001 to lower the level of interest rates by reducing its benchmark overnight federal funds target rate by 475 basis points. In general, the full-year impact of such actions combined with the 50 basis point reduction in November 2002 contributed to a greater decline in 2002’s short-term rates on deposits and borrowings as compared with the decline in yields on loans and other earning assets. As a result, the impact of changing interest rates had a positive effect on the Company’s net interest spread in 2002 as compared with 2001. The yield on the Company’s earning assets decreased 120 basis points in 2002 from 7.62% in 2001, while the rate paid on interest-bearing liabilities in 2002 was down 152 basis points from 3.91%. The impact of the more rapid repricing of interest-bearing liabilities than earning assets combined with the full-year impact of 2001’s interest rate reductions led to a 32 basis point increase in the Company’s net interest spread, from 3.71% in 2001 to 4.03% in 2002.

     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Average net interest-free funds totaled $6.8 billion in 2003, $4.0 billion in 2002 and $3.7 billion in 2001. The higher level of average net interest-free funds in 2003 was due largely to the impact of the Allfirst acquisition, which provided, on average for 2003, noninterest-bearing deposits of $2.8 billion and stockholders’ equity of $1.5 billion, partially offset by goodwill and core deposit and other intangible assets of $1.5 billion and bank owned life insurance of $214 million. The increase in average net interest-free funds in 2002 as compared with 2001 was largely the result of higher levels of noninterest-bearing deposits and stockholders’ equity. Goodwill and core deposit and other intangible assets averaged $2.7 billion in 2003, $1.2 billion in 2002 and $1.3 billion in 2001. The cash surrender value of bank owned life insurance averaged $858 million in 2003, $604 million in 2002 and $573 million in 2001. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .28% in 2003, compared with .33% in 2002 and .52% in 2001. The decline in the contribution to net interest margin ascribed to net interest-free funds in 2003 and 2002 compared with 2001 resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution, offset, in part, by higher balances of net interest-free funds. Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 4.09% in 2003, compared with 4.36% in 2002 and 4.23% in 2001. As noted previously, lower yielding portfolios of loans and investment securities obtained in the Allfirst acquisition contributed to the lower net interest margin in 2003 as compared with 2002. Nevertheless, the net interest margin declined in each quarter of 2003. As a result, the net interest margin of 3.96% in 2003’s fourth quarter was the lowest quarterly net interest margin earned by the Company since the first quarter of 2000.

     The Company’s net interest income and net interest margin could be adversely impacted by future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads. Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of December 31, 2003 was $685 million. In general, under the terms of these swap agreements, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates.

     As of December 31, 2003, all of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness of both fair value and cash flow hedges recognized in 2003, 2002 and 2001 were not material to the Company’s results of operations. The estimated fair values of interest rate swap agreements designated as fair value hedges represented a loss of approximately $1 million at December 31, 2003, compared with a gain of $8 million at December 31, 2002. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The estimated fair value of the interest rate swap agreements designated as cash flow hedges was a loss of approximately $1 million at December 31, 2002. Net of applicable income taxes, such loss was approximately $622 thousand and was included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet as of December 31, 2002. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average rate paid or received on those swaps are presented in table 10.

Provision For Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $131 million in 2003, up from $122 million in 2002 and $104 million in 2001. Net loan charge-offs were $97 million in 2003, compared with $108 million and $75 million in 2002 and 2001, respectively. Net loan charge-offs as a percentage of average loans outstanding were .28% in 2003, compared with .42% in 2002 and      .31% in 2001. Net charge-offs in 2003 of loans acquired from Allfirst were not significant. A summary of loan charge-offs, provision and allowance for credit losses is presented in table 11.

     Nonperforming loans consist of nonaccrual and restructured loans and aggregated $240 million or .67% of loans and leases outstanding at December 31, 2003, compared with $215 million or .84% at December 31, 2002 and $190 million or .76% at December 31, 2001. The increase in the amount of loans classified as nonperforming at December 31, 2003 as compared with a year earlier reflects the inclusion of approximately $67 million of such loans obtained in the Allfirst acquisition. The higher level of nonperforming loans at December 31, 2002 compared with December 31, 2001 was largely the result of the inclusion at the 2002 year-end of three commercial loans totaling $49 million that were classified as nonperforming during 2002. Outstanding balances relating to those same three loans included in nonperforming loans at December 31, 2003 totaled $33 million, including a $17 million portion obtained in the acquisition of Allfirst. That $17 million is included in the $67 million of nonperforming loans noted above.

     Loans past due 90 days or more and accruing interest totaled $155 million or .43% of total loans and leases at December 31, 2003, compared with $154 million or .60% at December 31, 2002 and $147 million or .58% at December 31, 2001. Such loans at the recent year-end include $17 million of accruing loans past due 90 days or more obtained in the Allfirst transaction. Accruing loans past due 90 days or more also included $118 million, $123 million and $108 million at December 31, 2003, 2002 and 2001, respectively, of one-to-four family residential mortgage loans serviced by the Company and repurchased from the Government National Mortgage Association (“GNMA”). The outstanding principal balances of the repurchased loans are fully guaranteed by government agencies. The loans were repurchased to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. A summary of nonperforming assets and certain past due loan data is presented in table 12.

     Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company’s commercial real estate loan portfolio, real estate valuations, in particular. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such values can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property.

     Net charge-offs of commercial real estate loans in 2003 were $6 million,

compared with $7 million in 2002 and $5 million in 2001. Nonperforming commercial real estate loans totaled $48 million at December 31, 2003, compared with $49 million and $39 million at December 31, 2002 and 2001, respectively. Commercial real estate loans obtained in the acquisition of Allfirst classified as nonperforming at December 31, 2003 were $4 million.

     Commercial loans and leases charged off during 2003 and 2001, net of recoveries, totaled $32 million, compared with $54 million in 2002. Included in 2002’s net charge-offs was the entire $17 million outstanding balance of two leases to a major airline company that filed for bankruptcy protection in the third quarter of that year. Nonperforming commercial loans and leases totaled $120 million at December 31, 2003, $102 million a year earlier and $85 million at December 31, 2001. Commercial loans and leases obtained in the acquisition of Allfirst classified as nonperforming at December 31, 2003 were $45 million.

     During 2003 and 2002, net charge-offs of residential real estate loans were $5 million, compared with $4 million in 2001. Residential real estate loans classified as nonperforming at December 31, 2003 totaled $51 million, compared with $37 million and $35 million at December 31, 2002 and 2001, respectively. Residential real estate loans past due 90 days or more and accruing interest totaled $141 million, $142 million and $135 million at December 31, 2003, 2002 and 2001, respectively. As already noted, a substantial portion of such amounts relate to loans repurchased from GNMA which are fully guaranteed by government agencies. Residential real estate loans obtained in the Allfirst acquisition classified as nonperforming and past due 90 days or more and accruing interest aggregated $13 million and $7 million, respectively, at December 31, 2003.

     Net charge-offs of consumer loans and leases were $54 million in 2003, representing .53% of average consumer loans and leases outstanding during the year, compared with $42 million or .62% in 2002 and $34 million or .61% in 2001. Indirect automobile loans and leases represented the most significant category of consumer loan charge-offs in each of the past three years. Net indirect automobile loan and lease charge-offs during 2003 were $32 million, compared with $21 million and $12 million in 2002 and 2001, respectively. Consumer loans and leases classified as nonperforming totaled $21 million or      .19% of outstanding consumer loans and leases at December 31, 2003, compared with $27 million or .37% at December 31, 2002 and $31 million or .51% at December 31, 2001. Consumer loans and leases past due 90 days or more and accruing interest totaled $3 million at December 31, 2003 and 2002, and $5 million at December 31, 2001. Consumer loans and leases obtained in the Allfirst transaction classified as nonperforming and past due 90 days or more and accruing interest totaled $5 million and $1 million, respectively, at December 31, 2003.

     The Company maintains an allowance for credit losses which it believes is adequate to absorb losses inherent in the loan and lease portfolio as of each respective balance sheet date. Management regularly assesses the adequacy of the allowance by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; (iii) significant growth in loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types; and (iv) the large portfolios of loans obtained in the acquisition of Allfirst which management continues to evaluate in accordance with the Company’s policies and procedures for credit underwriting, loan classification, and measurement of exposure to loss. The level of the allowance for credit losses is adjusted based on the results of management’s analysis.

     Management cautiously and conservatively evaluated the allowance for credit losses as of December 31, 2003 in light of (i) the uncertain status of the overall economic recovery; (ii) the mixed economic indicators being proffered by government economists and others; and (iii) given the relative size of the acquired Allfirst loan portfolios, the status of management’s ongoing detailed credit reviews of such portfolios. Although there are signs that the national economy has improved and optimism about its future outlook is growing, concerns exist about stagnant job growth, which could cause consumer spending to slow; higher interest rates, which could adversely impact the housing market; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and sluggish commercial loan demand.

     In ascertaining the adequacy of the allowance for credit losses, the Company estimates losses attributable to specific troubled credits and also estimates losses inherent in other loans and leases. The total allowance for credit losses, therefore, includes both specific and inherent base level loss components, as well as inherent unallocated loss components. The following paragraphs describe these components.

     The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan by loan analysis of all commercial and commercial real estate loans which are in nonaccrual status. Specific loss components are also established for certain classified commercial loans and leases and commercial real estate loans greater than $250,000 when it is determined that there is a differing risk of loss than otherwise prescribed under the inherent base level loss component calculation. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. Impaired loans, as defined in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended, are evaluated for specific loss components. Except for consumer loans and leases and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Loans less than 90 days delinquent are deemed to have a minimum delay in payment and are generally not considered to be impaired.

     The inherent base level loss components are generally determined by applying loss factors to specific loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. The Company utilizes a loan grading system which is applied to all commercial and commercial real estate credits. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also extensively monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards.

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

     The inherent unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable. The inherent unallocated allowance includes management’s subjective determination of amounts necessary for such things as economic uncertainties; customer, industry and geographic concentrations; and expansion into new products and market areas. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable resulting from (i) comparatively poorer economic conditions and an unfavorable business climate in many market regions served by the Company, specifically New York State and central Pennsylvania, that resulted in such regions not having experienced the same degree of economic growth in previous years as experienced by much of the rest of the country; (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular the large concentration of commercial real estate loans secured by properties in the New York City metropolitan area and other areas of New York State; (iii) the effect of expansion into new markets, including market areas entered through acquisitions; (iv) the introduction of new loan and lease product types, including loans and leases to foreign and domestic borrowers obtained through acquisitions; (v) additional risk associated with growth in the Company’s portfolio of consumer loans in recent years, in particular automobile loans and leases, which generally have higher rates of loss than other types of collateralized loans; (vi) the possible use of imprecise estimates in determining the allocated portion of the allowance; and (vii) additional uncertainty resulting from acquired loan portfolios to be fully analyzed by the Company’s loan review department in order to become familiar with the underlying characteristics of the portfolios and specific borrowers.

     Commercial real estate valuations include many assumptions and, as a result, can be highly subjective. Commercial real estate values in the New York City metropolitan area can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. The tragic events of September 11, 2001 further dampened the economic outlook for the United States, which in 2001 and 2002 experienced its first significant downturn in many years. The economies of New York State, and New York City in particular, were specifically damaged by the events of September 11, 2001. Economic performance of the most significant market regions served by the Company during 2003 was mixed. Private sector job growth in the upstate New York market approximated the national average (which was a slight decline from 2002). The manufacturing-oriented metropolitan areas of Buffalo, Rochester and Syracuse continued to experience weakness, including announced corporate layoffs in those areas. In the Hudson-Valley region of New York State, private sector job growth was more than one full percentage point higher than the national average (1.4% compared with job loss of .2% nationally). Also better than the national average for private sector job growth were the Maryland, northern Virginia and southeastern Pennsylvania regions, whereas the Binghamton, New York and eastern Pennsylvania regions, largely manufacturing-oriented, lagged the national average. These mixed signals on private sector job growth, combined with concerns about higher interest rates, high levels of consumer indebtedness, lack of population growth in the upstate New York and central Pennsylvania regions and other factors, continue to indicate an environment of economic uncertainty, both in the markets the Company serves and for the national economy.

     Table 13 presents a comparative allocation of the allowance for credit losses for each of the past five year-ends. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components. As described in note 4 of Notes to Financial Statements, loans considered impaired pursuant to the requirements of SFAS No. 114 were $164 million at both December 31, 2003 and 2002. The allocated portion of the allowance for credit losses related to impaired loans was $26 million and $18 million at December 31, 2003 and 2002, respectively. The unallocated portion of the allowance for credit losses was equal to .29% and .19% of gross loans outstanding at December 31, 2003 and 2002, respectively. The increase in the unallocated allowance as a percentage of loans from the 2002 year-end to December 31, 2003 reflects the factors already described, including prolonged uncertainty about regional and national economic conditions and the status of management’s ongoing credit reviews of the loans obtained in the acquisition of Allfirst. As already noted, management continues to evaluate the loan portfolios obtained in the Allfirst transaction in accordance with the Company’s credit policies and procedures. The slight decrease in the unallocated portion of the allowance from December 31, 2001 to December 31, 2002 reflects the modest impact of improving economic conditions near 2002’s year-end. Given the Company’s high concentration of commercial loans and commercial real estate loans in New York State, including the upstate New York region, and central Pennsylvania, and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Nevertheless, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category.

     Management believes that the allowance for credit losses at December 31, 2003 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $614 million or 1.72% of total loans and leases at December 31, 2003, compared with $436 million or 1.70% at December 31, 2002 and $425 million or 1.69% at December 31, 2001. On the April 1, 2003 acquisition date, Allfirst had an allowance for credit losses of $146 million, or 1.43% of Allfirst’s loans then outstanding. Immediately following the acquisition, the combined balance sheet of M&T and Allfirst included an allowance for credit losses of $591 million, or 1.62% of the $36.5 billion of then outstanding loans. The ratio of the allowance to nonperforming loans at the end of 2003, 2002 and 2001 was 256%, 203% and 223%, respectively. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

     Commercial real estate loans secured by multifamily properties in the New York City metropolitan area represented 4% of loans outstanding at December 31, 2003. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2003. Outstanding loans to foreign borrowers were $218 million at December 31, 2003, or .6% of total loans and leases, of which $216 million were obtained in the Allfirst transaction.

     Assets acquired in settlement of defaulted loans totaled $20 million at December 31, 2003, compared with $17 million a year earlier and $16 million at the end of 2001.

Other Income

Other income grew 62% to $831 million in 2003 from $512 million in 2002. Approximately $279 million of the increase was attributable to revenues related to operations or market areas associated with the former Allfirst franchise. Higher mortgage banking revenues and service charges on deposit accounts also contributed to the improvement. Other income in 2002 was 7% higher than the $477 million earned in 2001. Growth in revenues from providing deposit account and mortgage banking services significantly contributed to that increase.

     Mortgage banking revenues were $149 million in 2003, $116 million in 2002 and $103 million in 2001. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities are largely comprised of the origination, sales and servicing of loans in conjunction with the FNMA DUS program, which, as noted earlier, were operations acquired in the Allfirst transaction.

     Residential mortgage banking revenues, which are comprised of gains from sales of residential mortgage loans and loan servicing rights, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, rose 11% to $129 million in 2003 from $116 million in 2002. Mortgage banking revenues in 2002 were 13% higher than $103 million in 2001. The higher revenues in 2002 and 2003 were due to the impact of historically low levels of interest rates that produced a favorable environment for loan origination and refinancing activities by consumers. Residential mortgage loans originated for sale to other investors totaled approximately $5.9 billion in 2003, compared with $5.7 billion and $5.0 billion in 2002 and 2001, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans at fair market value aggregated $65 million in 2003, $54 million in 2002 and $50 million in 2001. Revenues from servicing residential mortgage loans for others were $54 million in 2003, up from $53 million in 2002 and $44 million in 2001. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans totaling $5 million, $4 million and $1 million in 2003, 2002 and 2001, respectively. Residential mortgage loans serviced for others totaled $13.6 billion at December 31, 2003, $12.6 billion at December 31, 2002 and $11.0 billion at December 31, 2001, including the small balance commercial mortgage loans noted above of approximately $1.0 billion, $586 million and $222 million at December 31, 2003, 2002 and 2001, respectively. Capitalized residential mortgage servicing assets, net of a valuation allowance for possible impairment, totaled $129 million at December 31, 2003, $103 million a year earlier and $107 million at December 31, 2001. Included in capitalized residential mortgage servicing assets were $8 million at December 31, 2003, $6 million a year earlier and $2 million at December 31, 2001 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Additional information about the Company’s capitalized residential mortgage servicing assets is presented herein under the heading “Other Expense” and in note 7 of Notes to Financial Statements. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $824 million and $459 million, respectively, at December 31, 2003, $1.5 billion and $825 million, respectively, at December 31, 2002 and $1.3 billion and $714 million, respectively, at December 31, 2001. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $7 million, $15 million and $8 million at December 31, 2003, 2002, and 2001, respectively. Increases in such net unrealized gains in 2002 and 2001 added $7 million and $8 million, respectively, to mortgage banking revenues, while an $8 million decline in net unrealized gains reduced mortgage banking revenues in 2003.

     Commercial mortgage banking revenues were $20 million in 2003, including $13 million of revenues from loan origination and sales activities and $7 million of mortgage loan servicing revenues. Commercial mortgage banking revenues in 2003 were predominantly related to the business obtained in the Allfirst acquisition. Capitalized commercial mortgage servicing assets totaled $22 million at December 31, 2003. Commercial mortgage loans serviced for other investors totaled $3.8 billion at December 31, 2003 and included $825 million of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. At December 31, 2003, commitments to sell commercial mortgage loans were $72 million, commitments to originate commercial mortgage loans for sale were $71 million and commercial mortgage loans held for sale were $1 million.

     Service charges on deposit accounts rose 85% to $310 million in 2003 from $168 million in 2002. Fees for deposit services provided to customers in areas formerly served by Allfirst contributed $127 million to such revenue in 2003. The remaining increase was largely attributable to increased fees for check processing services on retail customer transaction accounts. Service charges in 2002 were up 16% from $144 million in 2001. Higher transactional deposit account balances, which generate higher levels of service charges than non- transactional accounts, contributed to the higher service charge income levels in 2002.

     Trust income includes fees for trust and custody services provided to personal, corporate and institutional customers, and investment management and advisory fees that are often based on a percentage of the market value of assets under management. Trust income rose 91% to $115 million in 2003 from $60 million in 2002, and included $55 million of revenues associated with the operations acquired in the Allfirst transaction. During 2003, increases in market values of equity securities were offset by lower managed balances of proprietary mutual funds. Reflecting general declines in market values of equity securities, trust income declined 7% in 2002 from $64 million in 2001. Total trust assets, which include assets under management and assets under administration, were $134.5 billion at December 31, 2003, compared with $42.8 billion at December 31, 2002. Trust assets under management totaled $24.4 billion and $8.5 billion at December 31, 2003 and 2002, respectively. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $51 million in 2003, an increase of 18% from $43 million in 2002. The improvement was the result of revenues from the former Allfirst regions. Higher revenues from sales of annuity products contributed to a 10% increase in brokerage services income in 2002 from $39 million in 2001.

     Trading account and foreign exchange activity resulted in gains of $16 million in 2003, $3 million in 2002 and $4 million in 2001. The increased gains in 2003 as compared with the prior years were due in part to higher volumes of trading assets and liabilities in 2003 and reflect fees and market value changes relating to interest rate swap agreements and foreign exchange contracts executed with customers formerly associated with Allfirst. Offsetting trading positions are entered into by the Company to minimize the risks involved with these transactions. Also contributing to the rise in such gains in 2003 were market value increases of $6 million in trading assets held in connection with deferred compensation plans. A largely offsetting expense resulting from corresponding increases in deferred compensation-related liabilities is included in other costs of operations. Trading account assets held in connection with deferred compensation plans were $39 million and $12 million at December 31, 2003 and 2002, respectively. The Company sold bank investment securities resulting in gains of $2 million in 2003 and 2001, compared with losses of $608 thousand in 2002.

     Other revenues from operations were $188 million in 2003, up from $122 million in 2002 and $120 million in 2001. Included in the 2003 total was approximately $58 million of revenues related to operations acquired from Allfirst. Also contributing to the year-over-year increase were higher revenues from merchant discount and credit card activities and letter of credit and other credit-related fees. The previously described $5 million gain on the sale of the 12% portion of the residential real estate loans that were securitized in November 2002 offset, in part, by lower benefits income from bank owned life insurance, contributed to the increase in other revenues from operations from 2001 to 2002.

     Other revenues from operations included $45 million ($12 million Allfirst-related), $33 million and $35 million in 2003, 2002 and 2001, respectively, of tax-exempt income earned from bank owned life insurance, which includes increases in cash surrender value of life insurance policies and benefits received. Revenues from merchant discount and credit card fees totaled $26 million in 2003 ($7 million Allfirst-related), and $13 million in 2002 and 2001. Letter of credit and other credit-related fees were $54 million ($24 million Allfirst-related), $26 million and $24 million in 2003, 2002 and 2001, respectively. Insurance-related sales commissions and other revenues totaled

$18 million in 2003, compared with $15 million and $13 million in 2002 and 2001, respectively. ATM usage fees aggregated $19 million ($6 million Allfirst-related) in 2003, compared with $12 million in 2002 and $11 million in 2001.

Other Expense

Other expense totaled $1.45 billion in 2003, 51% higher than $962 million in 2002 and up 48% from $981 million in 2001. Included in the amounts noted above are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $78 million, $51 million and $60 million in 2003, 2002 and 2001, respectively; amortization of goodwill of $62 million in 2001; and merger-related expenses of $60 million and $8 million in 2003 and 2001, respectively. There were no merger-related expenses in 2002. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $1.31 billion in 2003, up 44% from $910 million in 2002. The April 1, 2003 acquisition of Allfirst was the predominant factor contributing to the higher expense level in 2003. However, since the acquired operations of Allfirst were integrated with the operations the Company previously had throughout the last nine months of 2003, the Company’s higher operating expenses cannot be precisely divided between or attributed directly to the acquired operations of Allfirst or to the Company as it existed prior to the transaction. Partially offsetting those higher expenses was a $30 million decline in charges for impairment of capitalized residential mortgage servicing rights. Such impairment charges were $2 million in 2003 and $32 million in 2002. Noninterest operating expenses in 2002 were 7% higher than $851 million in 2001. The $32 million provision for impairment of capitalized residential mortgage servicing rights and higher costs for salaries, including commissions and incentive compensation, largely contributed to the higher level of noninterest operating expenses in 2002 as compared with the preceding year. There was no provision for impairment of capitalized mortgage servicing rights in 2001. Table 3 provides a reconciliation of other expense to noninterest operating expense and a summary of merger-related expenses.

     Salaries and employee benefits expense was $740 million in 2003, an increase of 49% from $497 million in 2002. As already discussed, the Company began recognizing expense for stock-based compensation effective January 1, 2003. As a result, salaries and employee benefits expense in 2003 included $43 million of stock-based compensation. Using the retroactive restatement method prescribed by SFAS No. 148, salaries and employee benefits expense for 2002 and 2001 were restated to include $41 million and $32 million, respectively, of stock-based compensation. Expenses related to the acquired operations of Allfirst were the leading contributors to the rise in salaries and employee benefits from 2002 to 2003. Also contributing to the higher expense level in 2003 were higher pension costs. Salaries and employee benefits expense in 2002 was 6% higher than $467 million in 2001. That higher level of expense was largely the result of merit salary increases, higher commissions and incentive compensation costs, the $9 million increase in stock-based compensation referred to earlier, and higher pension costs. Pension benefit expense was $24 million in 2003, $6 million in 2002, and $2 million in 2001. Approximately $10 million of 2003’s expense was directly attributable to former Allfirst employees working for the Company.

     Investment returns on assets held by the Company’s qualified pension plans improved significantly in 2003 reflecting the overall improvement in the equity markets. However, largely as a result of a 50 basis point decline in the discount rate used to value pension plan obligations from 6.75% at December 31, 2002 to 6.25% at December 31, 2003, the accumulated benefit obligation of certain of the Company’s pension plans exceeded the fair value of the assets of such plans by approximately $46 million at December 31, 2003. The lower discount rate resulted from declines in market rates of return on high quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The Company estimates that as of December 31, 2003, accumulated benefit obligations would increase by approximately $19 million for an incremental 25 basis point reduction in the assumed discount rate. According to the provisions of SFAS

No. 87, “Employers’ Accounting for Pensions,” the Company was required to have a recorded pension liability that was at least equal to the $46 million noted above. As a result, as of December 31, 2003 the Company increased its previously recorded pension liability by $20 million with a corresponding reduction of other comprehensive income that, net of applicable deferred taxes, was approximately $12 million. The Company did not make any contributions to its qualified pension plans in 2003. In 2002, as a result of poor investment performance, the Company contributed $19 million to its qualified pension plans during that year’s fourth quarter. That was the first pension plan contribution made by the Company since 1995. As a result of such contribution, there was no excess of accumulated benefit obligation over the fair value of assets held by the Company’s qualified pension plans as of December 31, 2002. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 11 of Notes to Financial Statements. Pension expense for 2004 is estimated to be approximately $35 million. The number of full-time equivalent employees was 13,305 at December 31, 2003, compared with 8,726 and 8,803 at December 31, 2002 and 2001, respectively.

     Excluding the nonoperating expense items previously noted, nonpersonnel operating expenses totaled $578 million in 2003, 40% higher than $413 million in 2002. Nonpersonnel operating expenses were $384 million in 2001. The impact of the Allfirst acquisition was the most significant contributor to the higher nonpersonnel operating expense level in 2003 as compared with 2002. Higher expenses for amortization of capitalized residential mortgage servicing rights and professional services also contributed to the increased expenses in 2003. Partially offsetting the higher expenses were lower charges for impairment of capitalized residential mortgage servicing rights, which totaled $2 million in 2003 and $32 million in 2002. The impairment charges resulted from changes in the estimated fair value of capitalized mortgage servicing rights that reflect the impact of changing interest rates on the expected rate of residential mortgage prepayments. The most significant factor contributing to the rise in nonpersonnel operating expenses in 2002 as compared with 2001 was the aforementioned $32 million provision for impairment of capitalized residential mortgage servicing rights. There was no such provision during the year ended December 31, 2001. Higher amortization of capitalized residential mortgage servicing rights also contributed to the higher expense levels in 2002 as compared with 2001. Such amortization charges were $48 million in 2003, $40 million in 2002, and $32 million in 2001.

Income Taxes

The provision for income taxes was $277 million in 2003, compared with $219 million in 2002 and $199 million in 2001. The effective tax rates were 32.5% in 2003, 32.4% in 2002 and 36.0% in 2001. The lower tax rates in 2003 and 2002 as compared with 2001 were the result of the Company ceasing to amortize non-deductible goodwill in connection with the implementation of SFAS No. 142 effective January 1, 2002. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 12 of Notes to Financial Statements.

International Activities

The Company’s net investment in international assets was $229 million at December 31, 2003 and $6 million at December 31, 2002. The increase in such assets included $216 million of loans to foreign borrowers associated with business activities obtained in the acquisition of Allfirst. Offshore deposits totaled $2.2 billion at December 31, 2003 and $1.2 billion at December 31, 2002. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

Liquidity, Market Risk, and Interest Rate Sensitivity

As a financial intermediary the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.

     Core deposits have historically been the most significant funding source for the Company and are generated from a large base of consumer, corporate and institutional customers, which over the past several years has become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, in recent years the Company has faced increased competition in offering services and products from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 65% of the Company’s earning assets at December 31, 2003, compared with 60% and 62% at December 31, 2002 and 2001, respectively.

     The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, offshore branch deposits and borrowings from the FHLB and others. M&T Bank had short-term and long-term credit facilities with the FHLB aggregating $6.2 billion at December 31, 2003. Outstanding borrowings under these credit facilities totaled $3.1 billion and $4.2 billion at December 31, 2003 and 2002, respectively. Such borrowings are secured by loans and investment securities. M&T Bank and M&T Bank, N.A. had available lines of credit with the Federal Reserve Bank of New York at December 31, 2003 totaling approximately $2.2 billion. The amounts of these lines are dependent upon the balance of loans and securities pledged as collateral. There were no borrowings outstanding under these lines of credit at either December 31, 2003 or 2002.

     As previously noted, in anticipation of the Allfirst acquisition, M&T Bank issued $400 million of subordinated notes on March 31, 2003 to provide liquidity to fund a portion of the cash consideration paid to AIB and to maintain appropriate regulatory capital ratios. As an additional source of funding, in November 2002, the Company entered into a $500 million revolving asset-backed structured borrowing which is collateralized by approximately $559 million of automobile loans and related assets. The automobile loans and related assets have been transferred to a special purpose consolidated subsidiary of M&T Bank. As existing automobile loans of the subsidiary pay down, monthly proceeds, after payment of certain fees and debt service costs, are used by the subsidiary to obtain additional automobile loans from M&T Bank or another of its subsidiaries to replenish the collateral and maintain the existing borrowing base. Additional information about this borrowing is included in note 18 of Notes to Financial Statements.

     Informal and sometimes reciprocal sources of funding are available to the Company through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $3.5 billion and $2.1 billion at December 31, 2003 and 2002, respectively. In general, these borrowings were unsecured and matured on the next business day.

     Should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of short-term funding become restricted due to a disruption in the financial markets, the Company’s ability to obtain funding from these or other sources could be negatively impacted. The Company attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels. The Company estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. Information about the credit ratings of M&T and M&T Bank is presented in table 14. Additional information regarding the terms and maturities of all of the Company’s short-term and long-term borrowings is provided in note 9 of Notes to Financial Statements. In addition to deposits and borrowings, other sources of liquidity include maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

     The Company serves in the capacity of remarketing agent for variable rate demand bonds (“VRDBs”), in a line of business obtained in the Allfirst acquisition. The VRDBs are enhanced by a direct-pay letter of credit provided by M&T Bank. Holders of the VRDBs generally have the right to sell the bonds to the remarketing agent with seven days notice, which could result in M&T Bank owning the VRDBs for some period of time until such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. The value of VRDBs in the Company’s trading account totaled $22 million at December 31, 2003. As of December 31, 2003, the total amount of VRDBs outstanding backed by an M&T Bank letter of credit was $1.3 billion.

     The Company enters into contractual obligations in the normal course of business which require future cash payments. As of December 31, 2003, the contractual amounts and timing of those payments are summarized in table 15. The Company also has off-balance sheet commitments to customers that may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Since many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 20 of Notes to Financial Statements. Table 15 summarizes the Company’s other commitments as of December 31, 2003 and the timing of the expiration of such commitments.

     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, at December 31, 2003 approximately $696 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 9 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at December 31, 2003. A similar $30 million line of credit was entirely available for borrowing at December 31, 2002.

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

     Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Company to interest rate risk, which occurs when assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and non-parallel shifts in the maturity curve of interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2003, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $685 million. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under “Net Interest Income/Lending and Funding Activities” and in note 17 of Notes to Financial Statements.

     The Company’s Asset-Liability Committee, which includes members of senior management, monitors interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit-gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and modifying or terminating existing interest rate swap agreements or other financial instruments used for risk management purposes.

     Table 19 as of December 31, 2003 and 2002 displays the estimated impact on net interest income from non-trading financial instruments resulting from parallel changes in interest rates across repricing categories during the first modeling year.

     Many assumptions were utilized by the Company to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. The Company also assumed gradual changes in rates during a twelve-month period, including incremental 100 and 200 basis point rate changes. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of changes in interest rates, market conditions, and interest rate differentials (spreads) between and within maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Company’s past or projected net interest income.

     In accordance with industry practice, table 20 presents cumulative totals of net assets (liabilities) repricing on a contractual basis within the specified time frames, as adjusted for the impact of interest rate swap agreements entered into for interest rate risk management purposes. Management believes that this measure does not appropriately depict interest rate risk since changes in interest rates do not necessarily affect all categories of earning assets and interest-bearing liabilities equally nor, as assumed in the table, on the contractual maturity or repricing date. Furthermore, this static presentation of interest rate risk fails to consider the effect of ongoing lending and deposit gathering activities, projected changes in balance sheet composition or any subsequent interest rate risk management activities the Company is likely to implement.

     The Company has historically engaged in trading activities to meet the financial needs of customers, to fund the Company’s obligations under certain deferred compensation plans and, to a limited extent, to profit from perceived market opportunities. Financial instruments utilized in trading activities have included forward and futures contracts related to foreign currencies and mortgage-backed securities, U.S. Treasury and other government securities, mortgage-backed securities, mutual funds and interest rate contracts, such as swap agreements. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions as well as the type of trading activities conducted by the Company are subject to a well-defined series of potential loss exposure limits established by the Asset-Liability Committee. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.

     The notional amounts of interest rate contracts entered into for trading purposes totaled $5.3 billion at December 31, 2003 and $1.3 billion at December 31, 2002. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $548 million and $290 million at December 31, 2003 and 2002, respectively. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $215 million and $139 million, respectively, at December 31, 2003 and $52 million and $36 million, respectively, at December 31, 2002. The higher amounts of trading account assets and liabilities at December 31, 2003 reflect the fair values of interest rate swap agreements and foreign exchange contracts executed with customers associated with Allfirst and the related offsetting trading positions. Included in trading account assets at December 31, 2003 and 2002 were $39 million and $12 million, respectively, relating to deferred compensation plans. Changes in the fair value of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at December 31, 2003 and 2002 were $49 million and $23 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in other costs of operations in the consolidated statement of income.

     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material. Additional information related to trading derivative contracts is included in note 17 of Notes to Financial Statements.

Capital

Stockholders’ equity at December 31, 2003 was $5.7 billion or 11.47% of total assets, compared with $3.2 billion or 9.66% at December 31, 2002 and $3.0 billion or 9.40% at December 31, 2001. On a per share basis, stockholders’ equity increased 37% to $47.55 at the 2003 year-end from $34.82 at December 31, 2002, and was 51% higher than $31.54 at December 31, 2001. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $21.97 at December

31, 2003, compared with $22.04 a year earlier and $18.54 at December 31, 2001. In the calculation of tangible equity per common share, stockholders’ equity is reduced by the carrying values of goodwill and core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of total stockholders’ equity and tangible equity as of December 31, 2003, 2002 and 2001 is presented in table 3. The ratio of average total stockholders’ equity to average total assets was 10.89%, 9.48% and 9.65% in 2003, 2002 and 2001, respectively.

     To complete the acquisition of Allfirst on April 1, 2003, M&T issued 26,700,000 shares of common stock to AIB resulting in an addition to stockholders’ equity of $2.0 billion. The value ascribed to the common shares issued to AIB was based on the market value of M&T common stock at the time the terms of the merger were agreed to and announced by M&T and AIB.

     M&T also issued shares of common stock in 2001 to complete the acquisition of Premier. On February 9, 2001, M&T issued 2,440,812 shares of common stock to former holders of Premier common stock and assumed employee stock options to purchase 224,734 shares of M&T common stock, resulting in an addition to stockholders’ equity of $176 million.

     Included in stockholders’ equity was accumulated other comprehensive income which reflects the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale; unrealized fair value gains or losses associated with interest rate swap agreements designated as cash flow hedges; and minimum pension liability adjustments. Net unrealized gains on available-for-sale investment securities were $38 million, or $.32 per common share, at December 31, 2003, $55 million, or $.60 per common share, at December 31, 2002 and $23 million, or $.25 per common share, at December 31, 2001. Such unrealized gains are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Net unrealized fair value losses associated with interest rate swap agreements designated as cash flow hedges, were $622 thousand and $298 thousand at December 31, 2002 and 2001, respectively, representing less than $.01 per share at those respective dates. There were no outstanding interest rate swap agreements designated as cash flow hedges at December 31, 2003. The minimum pension liability adjustment, net of applicable tax effect, reduced accumulated other comprehensive income by $12 million at December 31, 2003, or $.10 per share. There were no such adjustments at December 31, 2002 or 2001. Information about the funded status of the Company’s pension plans is included in note 11 of Notes to Financial Statements.

     Cash dividends paid in 2003 on M&T’s common stock were $135 million, compared with $97 million and $96 million in 2002 and 2001, respectively. M&T increased its quarterly dividend on common stock in the fourth quarter of 2002 to $.30 per share from $.25 per share. Dividends per common share totaled $1.20 in 2003, up from $1.05 in 2002 and $1.00 in 2001.

     M&T repurchased 3,007,585 shares of its common stock in 2002 and 4,396,303 shares in 2001, at a cost of $240 million and $324 million, respectively. In November 2001, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. Through December 31, 2002, M&T had repurchased a total of 3,632,098 shares of common stock pursuant to such plan at an average cost of $78.49 per share. M&T discontinued purchases of its common stock during the third quarter of 2002, determining instead that it would use the Company’s internal generation of capital to support the acquisition of Allfirst. There were no common stock repurchases in 2003. However, M&T resumed purchases of its common stock in January 2004, and completed the 5,000,000 share repurchase plan in February 2004. The common stock was purchased pursuant to such plans at an average cost of $82.11 per share.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $686 million carrying value of trust preferred securities as described in note 9 of Notes to Financial Statements. As of December 31, 2003, total capital further included $1.2 billion of subordinated notes.

     The capital ratios of the Company and its banking subsidiaries as of December 31, 2003 and 2002 are presented in note 22 of Notes to Financial Statements.

     The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as a percentage of regulatory “core capital” at the beginning of each year, was 23.35% in 2003, 19.78% in 2002 and 19.43% in 2001.

Fourth Quarter Results

The Company’s net income totaled $167 million during the final quarter of 2003, 41% higher than $119 million in the corresponding quarter of 2002. Diluted and basic earnings per share were $1.35 and $1.39, respectively, in 2003’s fourth quarter, compared with $1.25 and $1.29, respectively, in the year-earlier quarter. Expressed as an annualized rate of return on average assets, net income for the fourth quarter of 2003 was 1.35%, compared with 1.42% in 2002’s final quarter. The annualized rate of return on average common stockholders’ equity for the last three months of 2003 was 11.77%, compared with 15.00% in the similar 2002 period.

     Net operating income in the fourth quarter of 2003 increased 44% to $182 million from $126 million in the last quarter of 2002. Diluted net operating earnings per share rose 11% to $1.47 in the recently completed quarter from $1.32 in the year-earlier quarter. The annualized net operating returns on average tangible assets and average tangible common equity were 1.57% and 28.33%, respectively, in 2003’s final quarter, compared with 1.56% and 25.54%, respectively, in the similar 2002 quarter. Amortization of core deposit and other intangible assets, after tax effect, totaled $13 million ($.11 per diluted share) in the fourth quarter of 2003, compared with $7 million ($.07 per diluted share) in the corresponding quarter of 2002. Merger-related expenses incurred during the fourth quarter of 2003 totaled $2 million, after applicable tax effect, or $.01 per diluted share. There were no significant merger-related expenses incurred during the fourth quarter of 2002. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2003 and 2002 are provided in table 22.

     Taxable-equivalent net interest income increased to $426 million in the recent quarter, 31% higher than $325 million in the fourth quarter of 2002. A 42% increase in average earning assets offset, in part, by a narrowing of the Company’s net interest margin, resulted in the improvement. Reflecting the impact of the Allfirst acquisition, average earning assets were $42.7 billion in 2003’s fourth quarter, up from $30.1 billion in the fourth quarter of 2002. Average loans and leases for the recently completed three-month period totaled $36.4 billion, an increase of 41% from $25.9 billion during the year-earlier quarter. Average loan balances in 2003 and 2002 reflect fourth quarter transactions in each year in which M&T converted residential real estate loans of $1.3 billion and $1.1 billion, respectively, into mortgage-backed securities. Those transactions are described in “Net Interest Income/Lending and Funding Activities” and in note 18 of Notes to Financial Statements. The yield on earning assets was 5.16% in the last three months of 2003, down 92 basis points from 6.08% in the corresponding 2002 period. The rate paid on interest-bearing liabilities was 1.48% in the fourth quarter of 2003, down 61 basis points from 2.09% in the like-period of 2002. The resulting net interest spread was 3.68% in 2003’s final quarter, compared with 3.99% in the year-earlier period. As a result, the Company’s net interest margin declined to 3.96% in the fourth quarter of 2003 from 4.28% in the similar quarter of 2002. The decreases in net interest spread and margin were due largely to the impact of yields on earning assets and rates paid on interest-bearing liabilities obtained in the Allfirst acquisition.

     The provision for credit losses was $28 million in the final quarter of 2003, compared with $33 million in the corresponding 2002 period. Net charge-offs totaled $32 million in the recent quarter, compared with $31 million in 2002’s final quarter. Net charge-offs as an annualized percentage of average loans and leases were .35% in the fourth quarter of 2003, compared with .48% in the year-earlier period.

     Other income rose 69% to $234 million in the final quarter of 2003 from $138 million in 2002’s fourth quarter. The increase was attributable to revenues related to operations or market areas associated with the former Allfirst franchise.

     Noninterest expense in the fourth quarter of 2003 aggregated $378 million, 51% higher than $251 million in the year-earlier period. Included in such amounts are expenses considered “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $21 million and $12 million in the final quarters of 2003 and 2002, respectively, and merger-related expenses of $3 million in 2003’s fourth quarter. Exclusive of these nonoperating expenses, noninterest operating expenses were $354 million in the recent quarter, 48% above the $239 million recorded in 2002’s fourth quarter. The increase in operating expenses was largely attributable to operations formerly related to Allfirst, partially offset by lower charges for the impairment of capitalized residential mortgage servicing rights. Operating expenses in the fourth quarter of 2003 reflect a $4 million reduction in total expenses resulting from a partial reversal of the valuation allowance for possible impairment of capitalized residential mortgage servicing rights, while a $13 million increase in the valuation allowance in 2002’s fourth quarter added to total expenses. During the fourth quarter of 2003 and 2002, the Company’s efficiency ratio was 53.9% and 51.7%, respectively. The higher ratio in the recently completed quarter reflects the impact of the acquired Allfirst operations. Table 22 includes a reconciliation of other expense to noninterest operating expense for each of the quarters of 2003 and 2002.

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

     The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 21 of Notes to Financial Statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Financial information about the Company’s segments is presented in note 21 of Notes to Financial Statements.

     The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, largely within the markets the Company serves. Services provided by this segment include commercial lending and leasing, deposit products, and cash management services. Net income contributed by the Commercial Banking segment totaled $175 million in 2003, up 95% from $90 million in 2002. The favorable performance from the prior year was predominately the result of the Allfirst acquisition, which contributed to increases in net interest income on loans of $52 million, service charges on deposit accounts of $36 million and credit-related fees of $18 million, partially offset by higher operating expenses of $37 million. The improvement was also aided by a decline in net charge-offs from 2002, largely the result of a $17 million loss in 2002 related to two commercial leases to a major airline company that filed for bankruptcy. Net charge-offs for the commercial banking segment were $23 million in 2003 and $48 million in 2002. Net income for this segment totaled $107 million in 2001. The decline in net income in 2002 as compared with 2001 was attributable to the $17 million charge-off described above and a $14 million decrease in net interest income, due to a 25 basis point narrowing of the segment’s net interest margin. Partially offsetting these decreases was a $4 million increase in deposit service charges. Net charge-offs in 2001 for the commercial banking segment were $28 million.

     The Commercial Real Estate segment provides credit and deposit services to its customers. Real estate securing loans in this segment is generally located in the New York City metropolitan area, upstate New York, Pennsylvania, Maryland, the District of Columbia, Delaware, Virginia, West Virginia and the northwestern portion of the United States. Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the FNMA DUS program. The Commercial Real Estate segment’s net income was $119 million in 2003, up 29% from $92 million in 2002. The increase was due to higher net interest income of $38 million, largely the result of average loan balances acquired in the Allfirst transaction and a higher net interest margin on loans in the non-Allfirst regions, and commercial mortgage banking revenues of $20 million resulting largely from the Allfirst acquisition. Partially offsetting these revenue increases were higher salaries and benefits and other operating expenses that also resulted from the Allfirst acquisition. Net income in 2002 for the Commercial Real Estate segment was 7% higher than the $87 million earned in 2001. That increase was due largely to an $11 million increase in net interest income, the result of a 12 basis point widening of the net interest margin on loans and a 5% increase in average loan balances outstanding.

     The Discretionary Portfolio segment includes investment and trading securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides services to commercial customers and consumers that include foreign exchange, securities trading and municipal bond underwriting and sales. The Discretionary Portfolio segment recorded net income of $86 million in 2003, 34% higher than $64 million in 2002, primarily the result of higher net interest income from investment securities, including securities acquired in the Allfirst transaction. In 2001, this segment’s net income was $53 million. The 20% increase in net income from 2001 to 2002 was predominantly due to an $18 million increase in net interest income, largely the result of a 34 basis point rise in the net interest margin on investment securities.

     The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to bank subsidiaries of M&T. In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several states in the western United States. The Company also periodically purchases the rights to service residential mortgage loans. Residential mortgage loans held for sale are included in this segment. The Residential Mortgage Banking segment earned $66 million in 2003, up 75% from the $38 million earned in 2002. The 2003 results include a $34 million increase in revenues from loan origination and sales activities, including gains from sales of loans to the Company’s Discretionary Portfolio segment, and a $12 million increase in net interest income, due largely to higher average balances of outstanding loans and deposits. Gains from sales of loans to the Company’s Discretionary Portfolio segment were $22 million and $9 million in 2003 and 2002, respectively. Also contributing to the segment’s improved net income was a decrease in the provision for impairment of capitalized mortgage loan servicing rights, which was $30 million lower than in 2002. Partially offsetting the revenue increases noted above were higher salaries and employee benefits and other operating expenses of $29 million, exclusive of the impact of changes in the provision for impairment of capitalized mortgage loan servicing rights already noted. The segment’s net income in 2002 was 12% lower than 2001’s total of $43 million. That decrease from 2001 was attributable to a $29 million increase in the provision for impairment of capitalized residential mortgage loan servicing rights and a $19 million increase in salaries, commissions and other operating expenses. Mitigating the impact of those higher expenses was a $27 million increase in net interest income, the result of a higher loan net interest margin and higher average loan balances outstanding; increased loan servicing revenues of $7 million, largely the result of purchased servicing rights; and a $6 million increase in revenues from loan origination and sales activities. During 2001, gains from sales of loans to the Company’s Discretionary Portfolio segment were $10 million.

     The Retail Banking segment offers a variety of services to consumers and small businesses through several delivery channels which include traditional and “in-store” banking offices, automated teller machines, telephone banking and internet banking. The Company has banking offices in New York State, Pennsylvania, Maryland, Virginia, the District of Columbia, West Virginia and Delaware. The Retail Banking segment also offers certain deposit and loan products on a nationwide basis through M&T Bank, N.A. Credit services offered by this segment include consumer installment loans, student loans, automobile loans (originated both directly and indirectly through dealers), home equity loans and lines of credit, and loans and leases to small businesses. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. Net income for the Retail Banking segment totaled $192 million in 2003, up 20% from $159 million in 2002. The favorable variance was largely the result of higher net interest income of $180 million and service charges on deposit accounts of $99 million, partially offset by higher operating expenses of $231 million, all largely attributable to the impact of the acquisition of Allfirst. In the non-Allfirst regions, a $62 million decrease in net interest income attributable to deposits, due to a 44 basis point decline in net interest margin, was partially offset by a $49 million increase in net interest income on loans, resulting from increases in indirect automobile loan and home equity line of credit balances outstanding of 51% and 27%, respectively. Earnings for this segment declined 19% in 2002 from $198 million in 2001. A $44 million reduction in net interest income was a significant contributor to such decline. A lower deposit net interest margin of 42 basis points, largely attributable to the impact of the year’s low interest rate environment, and a 6% decrease in retail deposit balances led to an $82 million decline in net interest income. Partially offsetting this decline was higher loan net interest income of $38 million, primarily the result of a 14% increase in average loan balances outstanding. Also contributing to the lower earnings in 2002 was a $15 million increase in the provision for credit losses and increased operating expenses of $23 million, offset, in part, by an $18 million increase in service charges on deposit accounts.

     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of goodwill (in 2001) and core deposit and other intangible assets, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components comprising the “All Other” category resulted in net losses of $64 million in 2003 and $134 million in 2001, and net income of $14 million in 2002. The net loss in

2003 was largely the result of merger-related costs, core deposit intangible amortization, and, largely as a result of the Allfirst acquisition, higher operating expenses that under the Company’s cost allocation methodologies were not allocated to the Company’s reportable segments. Also contributing to the net loss were higher provisions for credit losses. The improvement in 2002 from 2001 was due to the Company’s allocation methodologies for internal funds transfer pricing, combined with the cessation of amortization of goodwill resulting from the January 1, 2002 adoption of SFAS No. 142.

Recent Accounting Developments

FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the provisions of FIN 45 as required, and such adoption did not have a material impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The FASB’s stated intent in issuing FIN 46 was to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity (as defined in FIN 46) if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both. In December 2003, the FASB issued a revised FIN 46 (“FIN 46R”) which attempts to clarify the guidance in the original interpretation. FIN 46 applies to variable interest entities created after January 31, 2003. FIN 46 also applies to all variable interest entities created prior to February 1, 2003 that are considered to be special-purpose entities (as defined in FIN 46R) as of December 31, 2003. FIN 46R must be applied to all variable interest entities no later than the end of the first reporting period that ends after March 15, 2004. As described in note 18 of Notes to Financial Statements, implementation of the new accounting provisions related to investments in variable interest entities resulted in the removal of trusts that had issued trust preferred securities from the Company’s consolidated financial statements as of December 31, 2003. Accordingly, at December 31, 2003, the Company included the junior subordinated debentures payable to such trusts as long-term borrowings in its consolidated balance sheet. Prior to that date, the Company included the capital securities of the trusts in its consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. That change in financial statement presentation had no economic impact on the Company, had no material or substantive impact on the Company’s financial statements as of and for the year ended December 31, 2003, had no impact on 2003’s average balances noted herein, and resulted in the Company recognizing $30 million in other assets for its “investment” in the common securities of the trusts that had issued the trust preferred securities that will be concomitantly repaid to M&T by the respective trusts from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9 of Notes to Financial Statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designated after June 30, 2003. Provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that had been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective dates. All provisions of SFAS No. 149 should be applied prospectively, except for paragraphs 7(a) and 23(a), which relate to forward purchases or sales of “when-issued” securities or other securities that do not yet exist, which should be applied to both existing contracts and new contracts entered into after June 30, 2003. The provisions of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The provisions of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

     In October 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“SFAS No. 132R”), an amendment of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and a revision of SFAS No. 132. SFAS No. 132R revised employers’ disclosures about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS Nos. 87, 88 and 106. While retaining the disclosure requirements of SFAS No. 132, which it replaced, SFAS No. 132R requires additional disclosures about assets, obligations, cash flows, and net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans. The provisions of SFAS No. 132R are generally effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The disclosures for earlier periods should be restated, or if it is not practicable to obtain this information, the notes to the financial statements should include all available information and identify information that is not available. The Company has complied with the required provisions of SFAS No. 132R and included the appropriate information in note 11 of Notes to Financial Statements.

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

     Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; credit losses; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock options to be issued in future periods; legislation affecting the financial services industry as a whole, and/or M&T and its subsidiaries individually or collectively; regulatory supervision and oversight, including required capital levels; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes, including environmental regulations; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and material differences in the actual financial results of merger and acquisition activities compared to the Company’s expectations, including the full realization of anticipated cost savings and revenue enhancements. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 1

ALLFIRST FINANCIAL, INC. ACQUISITION

In thousands

Assets
Investment securities	$1,312,301
Loans and leases, net of unearned discount	10,265,123
Allowance for credit losses	(146,300)

Loans and leases, net	10,118,823

Goodwill	1,806,528
Core deposit and other intangible assets	199,265
Other assets	3,053,742

Total assets	$16,490,659

Liabilities
Deposits	$10,935,521
Short-term borrowings	1,610,782
Long-term borrowings	1,226,518
Other liabilities	723,882

Total liabilities	$14,496,703

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 2

EARNINGS SUMMARY
Dollars in millions

Increase (decrease)*										Compound
2002 to 2003		2001 to 2002								growth rate
										5 years
Amount	%	Amount	%		2003	2002	2001	2000	1999	1998 to 2003

$286.8	15	$(263.3)	(12)	Interest income**	$2,142.9	1,856.1	2,119.4	1,783.3	1,486.3	9%
(66.7)	(11)	(349.1)	(37)	Interest expense	527.8	594.5	943.6	918.6	719.2	(5)

353.5	28	85.8	7	Net interest income**	1,615.1	1,261.6	1,175.8	864.7	767.1	19
9.0	7	18.5	18	Less: provision for credit losses	131.0	122.0	103.5	38.0	44.5	25
3.1	—	(2.5)	—	Gain (loss) on sales of bank investment securities	2.5	(0.6)	1.9	(3.1)	1.6	—
316.1	62	37.0	8	Other income	828.6	512.5	475.5	327.8	280.8	26
				Less:
243.3	49	29.8	6	Salaries and employee benefits	740.3	497.0	467.2	353.4	302.5	22
243.4	52	(48.8)	(10)	Other expense	708.0	464.6	513.4	365.2	294.1	18

177.0	26	120.8	21	Income before income taxes	866.9	689.9	569.1	432.8	408.4	22
				Less:
2.3	16	(3.5)	(20)	Taxable-equivalent adjustment**	16.3	14.0	17.5	10.5	7.8	18
57.6	26	20.6	10	Income taxes	276.7	219.1	198.5	154.1	148.2	19

$117.1	26	$103.7	29	Net income	$573.9	456.8	353.1	268.2	252.4	24%

*	Changes were calculated from unrounded amounts.

**	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 36% for 2003, 39% for 2002, 37% for 2001, 40% for 2000, and 41% for 1999.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 3

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2003	2002	2001

Income statement data
In thousands, except per share
Net income
Net income	$573,942	456,752	353,088
Amortization of goodwill	—	—	61,820

Proforma net income	573,942	456,752	414,908
Amortization of core deposit and other intangible assets (1)	47,826	32,491	37,525
Merger-related expenses (1)	39,163	—	4,844

Net operating income	$660,931	489,243	457,277

Earnings per share
Diluted earnings per common share	$4.95	4.78	3.58
Amortization of goodwill	—	—	.62

Proforma diluted earnings per share	4.95	4.78	4.20
Amortization of core deposit and other intangible assets (1)	.41	.34	.38
Merger-related expenses (1)	.34	—	.05

Diluted net operating earnings per share	$5.70	5.12	4.63

Other expense
Other expense	$1,448,180	961,611	980,575
Amortization of goodwill	—	—	(61,820)
Amortization of core deposit and other intangible assets	(78,152)	(51,484)	(59,816)
Merger-related expenses	(60,387)	—	(8,007)

Noninterest operating expense	$1,309,641	910,127	850,932

Merger-related expenses
Salaries and employee benefits	$8,542	—	275
Equipment and net occupancy	2,126	—	309
Printing, postage and supplies	3,216	—	438
Other costs of operations	46,503	—	6,985

Total	$60,387	—	8,007

Balance sheet data
In millions
Average assets
Average assets	$45,349	31,935	30,842
Goodwill	(2,456)	(1,098)	(1,126)
Core deposit and other intangible assets	(233)	(143)	(196)
Deferred taxes	—	46	56

Average tangible assets	$42,660	30,740	29,576

Average equity
Average equity	$4,941	3,026	2,975
Goodwill	(2,456)	(1,098)	(1,126)
Core deposit and other intangible assets	(233)	(143)	(196)
Deferred taxes	68	46	56

Average tangible equity	$2,320	1,831	1,709

At end of year
Total assets
Total assets	$49,826	33,201	31,469
Goodwill	(2,904)	(1,098)	(1,098)
Core deposit and other intangible assets	(241)	(119)	(170)
Deferred taxes	—	40	49

Total tangible assets	$46,681	32,024	30,250

Total equity
Total equity	$5,717	3,208	2,958
Goodwill	(2,904)	(1,098)	(1,098)
Core deposit and other intangible assets	(241)	(119)	(170)
Deferred taxes	70	40	49

Total tangible equity	$2,642	2,031	1,739

(1) After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 4

AVERAGE LOANS AND LEASES
(net of unearned discount)

		Percent increase
		(decrease) from

Dollars in millions	2003	2002 to 2003	2001 to 2002

Commercial, financial, etc.	$8,523	66%	(2)%
Real estate - commercial	11,573	22	3
Real estate - consumer	3,777	(8)	(6)
Consumer
Automobile	4,045	42	34
Home equity lines	2,825	57	42
Home equity loans	1,619	117	(15)
Other	1,609	17	5

Total consumer	10,098	49	21

Total	$33,971	33%	4%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 5

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2003			2002			2001

	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$8,523	$358,629	4.21%	5,146	261,867	5.09%	5,271	372,234	7.06%
Real estate - commercial	11,573	706,022	6.10	9,498	661,382	6.96	9,224	732,162	7.94
Real estate - consumer	3,777	232,454	6.15	4,087	285,055	6.98	4,354	328,979	7.55
Consumer	10,098	607,909	6.02	6,776	467,167	6.89	5,581	464,151	8.32

Total loans and leases, net	33,971	1,905,014	5.61	25,507	1,675,471	6.57	24,430	1,897,526	7.77

Money-market assets
Interest-bearing deposits at banks	14	147	1.03	6	76	1.32	4	116	3.10
Federal funds sold and agreements to resell securities	147	1,875	1.28	272	4,455	1.63	63	2,027	3.22
Trading account	55	647	1.18	13	247	1.86	13	413	3.16

Total money-market assets	216	2,669	1.24	291	4,778	1.64	80	2,556	3.20

Investment securities**
U.S. Treasury and federal agencies	2,599	106,209	4.09	1,292	81,412	6.30	1,709	113,908	6.67
Obligations of states and political subdivisions	251	15,827	6.30	279	17,828	6.40	332	24,483	7.37
Other	2,494	113,159	4.54	1,552	76,659	4.94	1,267	80,925	6.39

Total investment securities	5,344	235,195	4.40	3,123	175,899	5.63	3,308	219,316	6.63

Total earning assets	39,531	2,142,878	5.42	28,921	1,856,148	6.42	27,818	2,119,398	7.62

Allowance for credit losses	(574)			(438)			(409)
Cash and due from banks	1,542			732			706
Other assets	4,850			2,720			2,727

Total assets	$45,349			31,935			30,842

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$1,021	3,613	.35	761	3,900	.51	722	8,548	1.18
Savings deposits	13,278	102,190	.77	8,899	107,281	1.21	7,378	134,454	1.82
Time deposits	6,638	159,700	2.41	7,398	237,001	3.20	8,906	453,940	5.10
Deposits at foreign office	1,445	14,991	1.04	569	8,460	1.49	327	11,264	3.44

Total interest-bearing deposits	22,382	280,494	1.25	17,627	356,642	2.02	17,333	608,206	3.51

Short-term borrowings	4,331	49,064	1.13	3,125	52,723	1.69	3,280	124,810	3.81
Long-term borrowings	6,018	198,252	3.29	4,162	185,149	4.45	3,538	210,581	5.95

Total interest-bearing liabilities	32,731	527,810	1.61	24,914	594,514	2.39	24,151	943,597	3.91

Noninterest-bearing deposits	6,801			3,618			3,327
Other liabilities	876			377			389

Total liabilities	40,408			28,909			27,867

Stockholders’ equity	4,941			3,026			2,975

Total liabilities and stockholders’ equity	$45,349			31,935			30,842

Net interest spread			3.81			4.03			3.71
Contribution of interest-free funds			.28			.33			.52

Net interest income/margin on earning assets		$1,615,068	4.09%		1,261,634	4.36%		1,175,801	4.23%

*Includes nonaccrual loans.

**Includes available for sale securities at amortized cost.	(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 5 (continued)

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2000			1999

	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$4,129	365,951	8.86%	3,331	$268,279	8.05%
Real estate - commercial	7,188	615,304	8.56	5,908	497,247	8.42
Real estate - consumer	3,266	249,224	7.63	3,805	276,619	7.27
Consumer	3,920	352,331	8.99	3,371	283,565	8.41

Total loans and leases, net	18,503	1,582,810	8.55	16,415	1,325,710	8.08

Money-market assets
Interest-bearing deposits at banks	6	308	5.41	2	87	3.78
Federal funds sold and agreements to resell securities	212	12,891	6.08	467	24,491	5.24
Trading account	21	1,069	5.08	48	3,221	6.71

Total money-market assets	239	14,268	5.97	517	27,799	5.37

Investment securities**
U.S. Treasury and federal agencies	1,603	105,104	6.56	920	53,108	5.77
Obligations of states and political subdivisions	122	8,890	7.27	74	4,660	6.28
Other	1,033	72,259	7.00	1,150	75,064	6.53

Total investment securities	2,758	186,253	6.75	2,144	132,832	6.20

Total earning assets	21,500	1,783,331	8.30	19,076	1,486,341	7.79

Allowance for credit losses	(333)			(312)
Cash and due from banks	536			464
Other assets	1,967			1,837

Total assets	$23,670			21,065

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$486	7,487	1.54	389	4,683	1.21
Savings deposits	5,507	132,225	2.40	5,163	121,888	2.36
Time deposits	7,674	445,666	5.81	7,074	367,889	5.20
Deposits at foreign office	250	14,915	5.95	254	12,016	4.73

Total interest-bearing deposits	13,917	600,293	4.31	12,880	506,476	3.93

Short-term borrowings	2,715	172,466	6.35	2,056	104,911	5.10
Long-term borrowings	2,086	145,838	6.99	1,748	107,847	6.17

Total interest-bearing liabilities	18,718	918,597	4.91	16,684	719,234	4.31

Noninterest-bearing deposits	2,425			1,965
Other liabilities	482			672

Total liabilities	21,625			19,321

Stockholders’ equity	2,045			1,744

Total liabilities and stockholders’ equity	$23,670			21,065

Net interest spread			3.39			3.48
Contribution of interest-free funds			.63			.54

Net interest income/margin on earning assets		864,734	4.02%		$767,107	4.02%

*Includes nonaccrual loans.

**Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 6

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT
(EXCLUDING LOANS SECURED BY REAL ESTATE)
December 31, 2003

		Percent of dollars outstanding by loan size
Dollars in millions	Outstandings	$0-1	$1-5	$5-10	$10+

New York State
Secured	$3,274.7	28%	29%	14%	6%
Unsecured	880.5	8	5	3	4
Leases	115.2	2	1	—	—

Total New York State	4,270.4	38%	35%	17%	10%

Pennsylvania
Secured	1,743.4	28%	23%	15%	8%
Unsecured	558.0	8	9	4	2
Leases	62.4	1	1	—	1

Total Pennsylvania	2,363.8	37%	33%	19%	11%

Maryland
Secured	767.6	31%	20%	7%	12%
Unsecured	285.6	10	9	6	1
Leases	49.5	3	—	1	—

Total Maryland	1,102.7	44%	29%	14%	13%

Other
Secured	698.4	11%	21%	13%	2%
Unsecured	297.4	8	5	4	3
Leases	484.7	4	12	8	9

Total other	1,480.5	23%	38%	25%	14%

Total commercial loans and leases	$9,217.4	36%	34%	19%	11%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 7

COMMERCIAL REAL ESTATE LOANS
(net of unearned discount)
December 31, 2003

		Percent of dollars outstanding by loan size
	Out-
Dollars in millions	standings	$0-1	$1-5	$5-10	$10+

Metropolitan New York City
Apartments/Multifamily	$1,567.8	5%	17%	7%	8%
Office	436.6	1	3	1	5
Retail	1,037.0	2	10	5	7
Construction	93.1	—	1	—	1
Industrial	58.8	1	1	—	—
Other	1,076.3	1	7	6	11

Total Metropolitan New York City	4,269.6	10%	39%	19%	32%

Other New York State
Apartments/Multifamily	294.0	3%	5%	1%	—%
Office	1,021.4	9	14	6	3
Retail	328.6	4	4	1	1
Construction	230.8	1	2	2	2
Industrial	259.1	5	3	1	—
Other	1,059.5	12	12	5	4

Total other New York State	3,193.4	34%	40%	16%	10%

Pennsylvania
Apartments/Multifamily	278.2	5%	3%	2%	2%
Office	384.4	8	6	2	—
Retail	222.1	4	4	1	—
Construction	220.4	3	4	2	1
Industrial	279.7	4	5	1	2
Other	978.2	15	13	3	10

Total Pennsylvania	2,363.0	39%	35%	11%	15%

Maryland
Apartments/Multifamily	33.6	1%	1%	—%	—%
Office	358.2	11	7	1	7
Retail	151.6	3	3	1	4
Construction	305.5	2	8	6	7
Industrial	117.7	3	3	2	1
Other	370.8	10	11	6	2

Total Maryland	1,337.4	30%	33%	16%	21%

Other
Apartments/Multifamily	224.9	2%	8%	3%	6%
Office	173.5	2	3	2	7
Retail	250.4	1	5	5	9
Construction	89.9	—	3	2	2
Industrial	82.4	2	3	—	2
Other	386.6	4	11	8	10

Total other	1,207.7	11%	33%	20%	36%

Total commercial real estate loans	$12,371.1	24%	37%	16%	23%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 8

LOANS AND LEASES, NET OF UNEARNED DISCOUNT
December 31, 2003

		Percent of dollars outstanding
		New York
Dollars in millions	Outstandings	State	Pennsylvania	Maryland	Other

Real estate
Residential	$3,081.4	43%	17%	8%	32%
Commercial	12,371.1	60 (a)	19	11	10

Total real estate	15,452.5	57%	19%	10%	14%

Commercial, financial, etc.	8,505.6	49%	27%	12%	12%
Consumer
Secured or guaranteed	10,401.1	40%	33%	12%	15%
Unsecured	276.0	39	27	30	4

Total consumer	10,677.1	40%	33%	12%	15%

Total loans	34,635.2	50%	25%	11%	14%

Leases
Commercial	711.8	16%	9%	7%	68%
Consumer	425.4	21	53	1	25

Total leases	1,137.2	18%	25%	5%	52%

Total loans and leases	$35,772.4	49%	25%	11%	15%

(a)	Includes loans secured by properties located in neighboring states generally considered to be within commuting distance of New York City.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 9

AVERAGE CORE DEPOSITS

		Percentage increase (decrease) from
Dollars in millions	2003	2002 to 2003	2001 to 2002

NOW accounts	$1,021	34%	5%
Savings deposits	13,208	49	20
Time deposits under $100,000	4,756	9	(29)
Noninterest-bearing deposits	6,801	88	9

Total	$25,786	47%	—%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 10

INTEREST RATE SWAP AGREEMENTS

	Year ended December 31

	2003		2002		2001

Dollars in thousands	Amount	Rate*	Amount	Rate*	Amount	Rate*

Increase (decrease) in:
Interest income	$—	—%	$(673)	—%	$(360)	—%
Interest expense	(17,327)	(.05)	(9,495)	(.04)	(7,080)	(.03)

Net interest income/margin	$17,327	.05%	$8,822	.03%	$6,720	.03%

Average notional amount**	$688,603		$693,910		$522,730
Rate received***		6.06%		3.48%		5.75%
Rate paid***		3.55%		2.21%		4.47%

*	Computed as a percentage of average earning assets or interest-bearing liabilities.

**	Excludes forward-starting interest rate swap agreements.

***	Weighted-average rate paid or received on interest rate swap agreements in effect during year.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 11

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

Dollars in thousands	2003	2002	2001	2000	1999

Allowance for credit losses beginning balance	$436,472	425,008	374,703	316,165	306,347

Charge-offs during year
Commercial, financial, agricultural, etc.	44,782	57,401	35,555	6,943	19,246
Real estate - construction	2	88	—	—	—
Real estate - mortgage	13,999	13,969	13,849	7,133	5,159
Consumer	68,737	53,124	44,750	28,855	35,250

Total charge-offs	127,520	124,582	94,154	42,931	59,655

Recoveries during year
Commercial, financial, agricultural, etc.	12,517	3,129	3,949	1,199	2,244
Real estate - construction	4	—	—	—	406
Real estate - mortgage	3,436	2,333	4,027	3,551	3,180
Consumer	15,047	11,370	10,871	9,201	13,507

Total recoveries	31,004	16,832	18,847	13,951	19,337

Net charge-offs	96,516	107,750	75,307	28,980	40,318
Provision for credit losses	131,000	122,000	103,500	38,000	44,500
Allowance for credit losses acquired during the year	146,300	—	22,112	49,518	5,636
Allowance related to loans sold or securitized	(3,198)	(2,786)	—	—	—

Allowance for credit losses ending balance	$614,058	436,472	425,008	374,703	316,165

Net charge-offs as a percent of:
Provision for credit losses	73.68%	88.32%	72.76%	76.26%	90.60%
Average loans and leases, net of unearned discount	.28%	.42%	.31%	.16%	.25%

Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.72%	1.70%	1.69%	1.65%	1.82%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 12

NONPERFORMING ASSETS AND PAST DUE LOAN DATA
Dollars in thousands

December 31	2003	2002	2001	2000	1999

Nonaccrual loans	$232,983	207,038	180,344	100,951	61,816
Renegotiated loans	7,309	8,252	10,128	9,688	10,353

Total nonperforming loans	240,292	215,290	190,472	110,639	72,169
Real estate and other assets owned	19,629	17,380	16,387	13,619	10,000

Total nonperforming assets	$259,921	232,670	206,859	124,258	82,169

Accruing loans past due 90 days or more *	$154,759	153,803	146,899	141,843	31,017

Government guaranteed loans included in totals above:
Nonperforming loans	$19,355	11,885	10,196	8,625	5,239
Accruing loans past due 90 days or more	124,585	129,114	113,600	102,505	11,290

Nonperforming loans to total loans and leases, net of unearned discount	.67%	.84%	.76%	.49%	.41%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.73%	.90%	.82%	.55%	.47%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.43%	.60%	.58%	.62%	.18%

*	Predominately residential mortgage loans.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 13

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

Dollars in thousands

December 31	2003	2002	2001	2000	1999

Commercial, financial, agricultural, etc.	$186,902	120,627	130,156	125,568	78,019
Real estate	170,493	152,758	139,848	122,218	91,967
Consumer	152,759	113,711	94,710	76,839	47,250
Unallocated	103,904	49,376	60,294	50,078	98,929

Total	$614,058	436,472	425,008	374,703	316,165

As a percentage of gross loans and leases outstanding

Commercial, financial, agricultural, etc.	1.99%	2.23%	2.50%	2.43%	2.11%
Real estate	1.10	1.17	1.00	.97	.90
Consumer	1.37	1.51	1.52	1.49	1.30

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 14

DEBT RATINGS

Standard &
	Moody’s	Poor’s	Fitch

M&T Bank Corporation	A3	A-	A-

M&T Bank
Short-term deposits Long-term deposits Subordinated debt	Prime -1 A2 A3	A -1 A A-	F1 A BBB+

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 15

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Dollars in thousands

	Payments due by period

	Less than	One to	Three to	Over
December 31, 2003	one year	three years	five years	five years	Total

Payments due for contractual obligations
Time deposits	$4,335,397	1,734,486	460,674	106,692	6,637,249
Deposits at foreign office	2,209,451	—	—	—	2,209,451
Federal funds purchased and agreements to repurchase securities	3,832,182	—	—	—	3,832,182
Other short-term borrowings	610,064	—	—	—	610,064
Long-term borrowings	484,422	1,901,977	638,980	2,510,046	5,535,425
Operating leases	47,097	78,756	47,971	94,312	268,136
Other	9,562	19,843	17,674	63,473	110,552

Total	$11,528,175	3,735,062	1,165,299	2,774,523	19,203,059

Other commitments
Commitments to extend credit	$6,000,784	3,101,287	2,055,850	1,276,686	12,434,607
Standby letters of credit	1,197,636	924,812	725,279	208,884	3,056,611
Commercial letters of credit	35,292	34,085	10	—	69,387
Financial guarantees and indemnification contracts	3,560	162,404	97,596	798,131	1,061,691
Commitments to sell real estate loans	894,374	1,434	—	—	895,808

Total	$8,131,646	4,224,022	2,878,735	2,283,701	17,518,104

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 16

MATURITY DISTRIBUTION OF SELECTED LOANS*
In thousands

			2005 -	After
December 31, 2003	Demand	2004	2008	2008

Commercial, financial, agricultural, etc.	$1,414,802	3,475,143	2,886,103	689,912
Real estate - construction	176,299	737,430	452,125	165,505

Total	$1,591,101	4,212,573	3,338,228	855,417

Floating or adjustable interest rates			$939,788	263,114
Fixed or predetermined interest rates			2,398,440	592,303

Total			$3,338,228	855,417

*The data do not include nonaccrual loans.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 17

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES
Dollars in thousands

	One year	One to	Five to	Over
December 31, 2003	or less	five years	ten years	ten years	Total

Investment securities available for sale (a)
U.S. Treasury and federal agencies
Carrying value	$120,119	58,855	113,734	1,330	294,038
Yield	1.43%	3.33%	4.02%	4.84%	2.83%
Obligations of states and political subdivisions
Carrying value	12,965	49,733	40,533	43,265	146,496
Yield	7.36%	6.69%	5.27%	8.65%	6.94%
Mortgage-backed securities (b)
Government issued or guaranteed
Carrying value	149,339	677,874	983,721	1,293,575	3,104,509
Yield	3.78%	3.73%	3.72%	4.43%	4.02%
Privately issued
Carrying value	69,553	851,672	281,858	1,345,152	2,548,235
Yield	4.90%	3.86%	5.22%	5.02%	4.65%
Other debt securities
Carrying value	32,673	45,200	558	242,417	320,848
Yield	7.72%	5.35%	6.68%	3.65%	4.31%
Equity securities
Carrying value	—	—	—	—	448,811
Yield	—	—	—	—	3.15%

Total investment securities available for sale
Carrying value	$384,649	1,683,334	1,420,404	2,925,739	6,862,937
Yield	3.70%	3.91%	4.08%	4.70%	4.22%

Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	78,204	8,179	8,178	8,136	102,697
Yield	2.00%	6.46%	7.74%	10.72%	3.50%
Other debt securities
Carrying value	—	—	606	1,569	2,175
Yield	—	—	8.40%	5.33%	6.19%

Total investment securities held to maturity
Carrying value	$78,204	8,179	8,784	9,705	104,872
Yield	2.00%	6.46%	7.79%	9.85%	3.56%

Other investment securities	$—	—	—	—	291,341

Total investment securities
Carrying value	$462,853	1,691,513	1,429,188	2,935,444	7,259,150
Yield	3.41%	3.92%	4.10%	4.72%	4.04%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 18

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE

In thousands	December 31, 2003

Under 3 months	$544,803
3 to 6 months	159,057
6 to 12 months	672,895
Over 12 months	638,411

Total	$2,015,166

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 19

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
	December 31

Changes in interest rates	2003	2002

+200 basis points	$(4,504)	12,223
+100 basis points	(190)	5,311
-100 basis points	(12,945)	12,507
-200 basis points	(13,064)	13,055

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 20

CONTRACTUAL REPRICING DATA
Dollars in thousands by repricing date

	Three	Four to	One to
	months	twelve	five	After five
December 31, 2003	or less	months	years	years	Total

Loans and leases, net	$16,457,193	3,035,933	10,572,580	5,706,729	35,772,435
Money-market assets	76,181	3,488	1,000	21,540	102,209
Investment securities	1,448,443	597,244	1,464,500	3,748,963	7,259,150

Total earning assets	17,981,817	3,636,665	12,038,080	9,477,232	43,133,794

NOW accounts	1,738,427	—	—	—	1,738,427
Savings deposits	14,118,521	—	—	—	14,118,521
Time deposits	2,321,955	2,234,133	1,974,468	106,693	6,637,249
Deposits at foreign office	2,209,451	—	—	—	2,209,451

Total interest-bearing deposits	20,388,354	2,234,133	1,974,468	106,693	24,703,648

Short-term borrowings	4,442,246	—	—	—	4,442,246
Long-term borrowings	2,011,511	182,036	839,141	2,502,737	5,535,425

Total interest-bearing liabilities	26,842,111	2,416,169	2,813,609	2,609,430	34,681,319

Interest rate swaps	(685,000)	—	105,000	580,000	—

Periodic gap	$(9,545,294)	1,220,496	9,329,471	7,447,802
Cumulative gap	(9,545,294)	(8,324,798)	1,004,673	8,452,475
Cumulative gap as a % of total earning assets	(22.1)%	(19.3)%	2.3%	19.6%

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 21

QUARTERLY TRENDS

	2003 Quarters

	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$554,673	568,319	580,704	439,182
Interest expense	129,173	133,539	145,506	119,592

Net interest income	425,500	434,780	435,198	319,590
Less: provision for credit losses	28,000	34,000	36,000	33,000
Other income	233,757	231,594	232,897	132,847
Less: other expense	378,355	396,400	431,147	242,278

Income before income taxes	252,902	235,974	200,948	177,159
Applicable income taxes	81,801	75,329	62,600	56,998
Taxable-equivalent adjustment	4,200	4,182	4,308	3,623

Net income	$166,901	156,463	134,040	116,538

Per common share data
Basic earnings	$1.39	1.31	1.12	1.26
Diluted earnings	1.35	1.28	1.10	1.23
Cash dividends	$.30	.30	.30	.30
Average common shares outstanding
Basic	120,141	119,727	119,393	92,399
Diluted	123,328	122,593	122,366	95,062

Performance ratios, annualized
Return on
Average assets	1.35%	1.24%	1.10%	1.43%
Average common stockholders’ equity	11.77%	11.37%	10.00%	14.46%
Net interest margin on average earning assets (taxable-equivalent basis)	3.96%	4.02%	4.12%	4.32%
Nonperforming loans to total loans and leases, net of unearned discounts	.67%	.77%	.86%	.88%
Efficiency ratio (a)	57.18%	56.60%	59.59%	52.37%

Net operating (tangible) results (b)
Net income (in thousands)	$181,594	182,670	169,436	127,231
Diluted net income per common share	1.47	1.49	1.38	1.34
Annualized return on
Average tangible assets	1.57%	1.55%	1.48%	1.62%
Average tangible common stockholders’ equity	28.33%	30.67%	29.89%	24.68%
Efficiency ratio (a)	53.93%	53.22%	56.20%	49.81%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$49,123	50,024	49,010	33,061
Total tangible assets (c)	45,968	46,848	45,822	31,884
Earning assets	42,672	42,885	42,386	30,004
Investment securities	6,212	5,837	5,654	3,638
Loans and leases, net of unearned discount	36,361	36,953	36,632	25,789
Deposits	32,357	31,954	31,189	21,078
Stockholders’ equity (c)	5,625	5,461	5,377	3,267
Tangible stockholders’ equity (c)	2,543	2,363	2,274	2,090

At end of quarter
Total assets (c)	$49,826	50,259	50,399	33,444
Total tangible assets (c)	46,681	47,093	47,211	32,271
Earning assets	43,134	43,257	43,038	30,396
Investment securities	7,259	5,957	5,946	4,146
Loans and leases, net of unearned discount	35,772	37,160	37,002	26,224
Deposits	33,115	32,414	32,539	21,924
Stockholders’ equity (c)	5,717	5,572	5,433	3,313
Tangible stockholders’ equity (c)	2,642	2,482	2,327	2,140
Equity per common share	47.55	46.49	45.46	35.81
Tangible equity per common share	21.97	20.71	19.47	23.13

Market price per common share
High	$98.98	90.93	90.91	84.48
Low	87.50	83.65	79.00	74.71
Closing	98.30	87.30	84.22	78.58

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2002 Quarters

	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	461,515	464,801	465,046	464,786
Interest expense	136,358	146,080	151,949	160,127

Net interest income	325,157	318,721	313,097	304,659
Less: provision for credit losses	33,000	37,000	28,000	24,000
Other income	138,178	128,346	121,179	124,228
Less: other expense	251,089	243,971	233,267	233,284

Income before income taxes	179,246	166,096	173,009	171,603
Applicable income taxes	57,396	52,449	54,881	54,427
Taxable-equivalent adjustment	3,299	3,530	3,621	3,599

Net income	118,551	110,117	114,507	113,577

Per common share data
Basic earnings	1.29	1.20	1.23	1.22
Diluted earnings	1.25	1.16	1.19	1.18
Cash dividends	.30	.25	.25	.25
Average common shares outstanding
Basic	92,060	92,017	92,608	93,265
Diluted	94,950	94,942	95,917	96,300

Performance ratios, annualized
Return on
Average assets	1.42%	1.37%	1.47%	1.47%
Average common stockholders’ equity	15.00%	14.42%	15.43%	15.56%
Net interest margin on average earning assets (taxable-equivalent basis)	4.28%	4.38%	4.43%	4.37%
Nonperforming loans to total loans and leases, net of unearned discounts	.84%	.86%	.66%	.73%
Efficiency ratio (a)	54.20%	54.49%	53.69%	54.41%

Net operating (tangible) results (b)
Net income (in thousands)	125,760	118,073	123,040	122,370
Diluted net income per common share	1.32	1.24	1.28	1.27
Annualized return on
Average tangible assets	1.56%	1.52%	1.64%	1.65%
Average tangible common stockholders’ equity	25.54%	25.46%	27.75%	28.41%
Efficiency ratio (a)	51.65%	51.59%	50.67%	51.26%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	33,174	31,908	31,349	31,290
Total tangible assets (c)	31,992	30,718	30,150	30,077
Earning assets	30,118	28,891	28,375	28,281
Investment securities	3,745	2,942	2,888	2,910
Loans and leases, net of unearned discount	25,864	25,828	25,214	25,109
Deposits	21,508	20,991	21,210	21,272
Stockholders’ equity (c)	3,135	3,030	2,978	2,960
Tangible stockholders’ equity (c)	1,953	1,840	1,779	1,747

At end of quarter
Total assets (c)	33,201	34,173	31,708	31,317
Total tangible assets (c)	32,024	32,987	30,513	30,108
Earning assets	30,027	30,749	28,627	28,337
Investment securities	3,955	4,181	2,961	2,861
Loans and leases, net of unearned discount	25,728	26,309	25,604	25,138
Deposits	21,665	22,540	21,858	21,624
Stockholders’ equity (c)	3,208	3,083	3,000	2,968
Tangible stockholders’ equity (c)	2,031	1,897	1,805	1,759
Equity per common share	34.82	33.52	32.54	31.89
Tangible equity per common share	22.04	20.63	19.58	18.90

Market price per common share
High	85.08	86.50	90.05	82.24
Low	67.70	70.09	79.80	71.19
Closing	79.35	78.81	85.76	80.37

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Item 7, Table 22.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Item 7, Table 22.

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 22

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2003 Quarters

	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$166,901	156,463	134,040	116,538
Amortization of core deposit and other intangible assets (1)	13,059	13,790	13,883	7,094
Merger-related expenses (1)	1,634	12,417	21,513	3,599

Net operating income	$181,594	182,670	169,436	127,231

Earnings per share
Diluted earnings per common share	$1.35	1.28	1.10	1.23
Amortization of core deposit and other intangible assets (1)	.11	.11	.11	.07
Merger-related expenses (1)	.01	.10	.17	.04

Diluted net operating earnings per share	$1.47	1.49	1.38	1.34

Other expense
Other expense	$378,355	396,400	431,147	242,278
Amortization of core deposit and other intangible assets	(21,345)	(22,538)	(22,671)	(11,598)
Merger-related expenses	(2,533)	(19,251)	(33,158)	(5,445)

Noninterest operating expense	$354,477	354,611	375,318	225,235

Merger-related expenses
Salaries and employee benefits	$426	4,278	3,553	285
Equipment and net occupancy	472	758	800	96
Printing, postage and supplies	241	614	2,319	42
Other costs of operations	1,394	13,601	26,486	5,022

Total	$2,533	19,251	33,158	5,445

Balance sheet data
In millions
Average assets
Average assets	$49,123	50,024	49,010	33,061
Goodwill	(2,904)	(2,904)	(2,893)	(1,098)
Core deposit and other intangible assets	(251)	(272)	(295)	(112)
Deferred taxes	—	—	—	33

Average tangible assets	$45,968	46,848	45,822	31,884

Average equity
Average equity	$5,625	5,461	5,377	3,267
Goodwill	(2,904)	(2,904)	(2,893)	(1,098)
Core deposit and other intangible assets	(251)	(272)	(295)	(112)
Deferred taxes	73	78	85	33

Average tangible equity	$2,543	2,363	2,274	2,090

At end of quarter
Total assets
Total assets	$49,826	50,259	50,399	33,444
Goodwill	(2,904)	(2,904)	(2,904)	(1,098)
Core deposit and other intangible assets	(241)	(262)	(284)	(107)
Deferred taxes	—	—	—	32

Total tangible assets	$46,681	47,093	47,211	32,271

Total equity
Total equity	$5,717	5,572	5,433	3,313
Goodwill	(2,904)	(2,904)	(2,904)	(1,098)
Core deposit and other intangible assets	(241)	(262)	(284)	(107)
Deferred taxes	70	76	82	32

Total tangible equity	$2,642	2,482	2,327	2,140

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2002 Quarters

	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	118,551	110,117	114,507	113,577
Amortization of core deposit and other intangible assets (1)	7,209	7,956	8,533	8,793
Merger-related expenses (1)	—	—	—	—

Net operating income	125,760	118,073	123,040	122,370

Earnings per share
Diluted earnings per common share	1.25	1.16	1.19	1.18
Amortization of core deposit and other intangible assets (1)	.07	.08	.09	.09
Merger-related expenses (1)	—	—	—	—

Diluted net operating earnings per share	1.32	1.24	1.28	1.27

Other expense
Other expense	251,089	243,971	233,267	233,284
Amortization of core deposit and other intangible assets	(11,788)	(13,011)	(13,142)	(13,543)
Merger-related expenses	—	—	—	—

Noninterest operating expense	239,301	230,960	220,125	219,741

Merger-related expenses
Salaries and employee benefits	—	—	—	—
Equipment and net occupancy	—	—	—	—
Printing, postage and supplies	—	—	—	—
Other costs of operations	—	—	—	—

Total	—	—	—	—

Balance sheet data
In millions
Average assets
Average assets	33,174	31,908	31,349	31,290
Goodwill	(1,098)	(1,098)	(1,098)	(1,098)
Core deposit and other intangible assets	(124)	(137)	(150)	(163)
Deferred taxes	40	45	49	48

Average tangible assets	31,992	30,718	30,150	30,077

Average equity
Average equity	3,135	3,030	2,978	2,960
Goodwill	(1,098)	(1,098)	(1,098)	(1,098)
Core deposit and other intangible assets	(124)	(137)	(150)	(163)
Deferred taxes	40	45	49	48

Average tangible equity	1,953	1,840	1,779	1,747

At end of quarter
Total assets
Total assets	33,201	34,173	31,708	31,317
Goodwill	(1,098)	(1,098)	(1,098)	(1,098)
Core deposit and other intangible assets	(119)	(131)	(144)	(157)
Deferred taxes	40	43	47	46

Total tangible assets	32,024	32,987	30,513	30,108

Total equity
Total equity	3,208	3,083	3,000	2,968
Goodwill	(1,098)	(1,098)	(1,098)	(1,098)
Core deposit and other intangible assets	(119)	(131)	(144)	(157)
Deferred taxes	40	43	47	46

Total tangible equity	2,031	1,897	1,805	1,759

(1) After any related tax effect

M&T BANK CORPORATION AND SUBSIDIARIES

Item 7, Table 23

FINANCIAL HIGHLIGHTS

		2003	2002	Change

For the year
Performance	Net income (thousands)	$573,942	456,752	+ 26%
	Return on
	Average assets	1.27%	1.43%
	Average common equity	11.62%	15.09%
	Net interest margin	4.09%	4.36%
	Net charge-offs/average loans	.28%	.42%
	Efficiency ratio (a)	56.79%	54.20%

Per common share data	Basic earnings	$5.08	4.94	+ 3%
	Diluted earnings	4.95	4.78	+ 4%
	Cash dividends	1.20	1.05	+ 14%

Net operating (tangible) results (b)	Net operating income (thousands) (c)	$660,931	489,243	+ 35%
	Diluted net operating earnings per common share (c)	5.70	5.12	+ 11%
	Net operating return on
	Average tangible assets	1.55%	1.59%
	Average tangible common equity	28.49%	26.71%
	Efficiency ratio (a)	53.59%	51.30%

At December 31
Balance sheet data (millions)	Loans and leases, net of unearned discount	$35,772	25,728	+ 39%
	Total assets	49,826	33,201	+ 50%
	Deposits	33,115	21,665	+ 53%
	Stockholders’ equity	5,717	3,208	+ 78%

Loan quality	Allowance for credit losses/net loans	1.72%	1.70%
	Nonperforming loans ratio	.67%	.84%

Capital	Tier 1 risk-based capital ratio	7.30%	8.02%
	Total risk-based capital ratio	11.20%	11.20%
	Leverage ratio	6.98%	7.05%
	Common equity/total assets	11.47%	9.66%
	Common equity (book value) per share	$47.55	34.82	+ 37%
	Tangible common equity per share	21.97	22.04	—
	Market price per share
	Closing	98.30	79.35	+ 24%
	High	98.98	90.05
	Low	74.71	67.70

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Item 7, Table 3.

(c)	Net operating income excludes the after-tax impact of merger-related expenses of $39 million or $.34 per diluted share in 2003.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. Incorporated by reference to the discussion contained under the captions “Liquidity, Market Risk, and Interest Rate Sensitivity” and “Capital,” and Table 19.

Item 8.	Financial Statements and Supplementary Data. Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and Table 21 “Quarterly Trends” presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Index to Financial Statements and Financial Statement Schedules

Report of Independent Auditors

Consolidated Balance Sheet - December 31, 2003 and 2002

Consolidated Statement of Income - Years ended December 31, 2003, 2002 and 2001

Consolidated Statement of Cash Flows - Years ended December 31, 2003, 2002 and 2001

Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2003, 2002 and 2001

Notes to Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
M&T Bank Corporation:

We have audited the accompanying consolidated balance sheet of M&T Bank Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M&T Bank Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for stock-based compensation as of January 1, 2003. As discussed in Notes 1 and 8 to the financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Buffalo, New York
February 17, 2004

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

		December 31

Dollars in thousands, except per share		2003	2002

Assets	Cash and due from banks	$1,877,494	963,772
	Money-market assets
	Interest-bearing deposits at banks	13,194	7,856
	Federal funds sold and agreements to resell securities	22,288	320,359
	Trading account	214,833	51,628

	Total money-market assets	250,315	379,843

	Investment securities
	Available for sale (cost: $6,800,341 in 2003; $3,508,300 in 2002)	6,862,937	3,599,135
	Held to maturity (market value: $108,053 in 2003; $87,893 in 2002)	104,872	86,397
	Other (market value: $291,341 in 2003; $269,618 in 2002)	291,341	269,618

	Total investment securities	7,259,150	3,955,150

	Loans and leases	36,037,598	25,936,942
	Unearned discount	(265,163)	(209,158)
	Allowance for credit losses	(614,058)	(436,472)

	Loans and leases, net	35,158,377	25,291,312

	Premises and equipment	398,971	238,986
	Goodwill	2,904,081	1,097,553
	Core deposit and other intangible assets	240,830	118,790
	Accrued interest and other assets	1,736,863	1,155,775

	Total assets	$49,826,081	33,201,181

Liabilities	Noninterest-bearing deposits	$8,411,296	4,072,085
	NOW accounts	1,738,427	1,029,060
	Savings deposits	14,118,521	9,156,678
	Time deposits	6,637,249	6,246,384
	Deposits at foreign office	2,209,451	1,160,716

	Total deposits	33,114,944	21,664,923

	Federal funds purchased and agreements to repurchase securities	3,832,182	2,067,834
	Other short-term borrowings	610,064	1,361,580
	Accrued interest and other liabilities	1,016,256	400,991
	Long-term borrowings	5,535,425	4,497,374

	Total liabilities	44,108,871	29,992,702

Stockholders’ equity	Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
	Common stock, $.50 par, 250,000,000 shares authorized, 120,106,490 shares issued in 2003; 97,139,347 shares issued in 2002	60,053	48,570
	Common stock issuable, 124,303 shares in 2003; 126,670 shares in 2002	6,326	6,190
	Additional paid-in capital	2,888,963	1,192,998
	Retained earnings	2,736,215	2,297,848
	Accumulated other comprehensive income, net	25,653	54,772
	Treasury stock - common, at cost - none in 2003; 5,110,736 shares in 2002	—	(391,899)

	Total stockholders’ equity	5,717,210	3,208,479

	Total liabilities and stockholders’ equity	$49,826,081	33,201,181

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

		Year ended December 31

In thousands, except per share		2003	2002	2001

Interest income	Loans and leases, including fees	$1,897,701	1,670,412	1,892,507
	Money-market assets
	Deposits at banks	147	76	116
	Federal funds sold and agreements to resell securities	1,875	4,455	2,027
	Trading account	592	202	348
	Investment securities
	Fully taxable	210,968	148,221	182,767
	Exempt from federal taxes	15,282	18,733	24,120

	Total interest income	2,126,565	1,842,099	2,101,885

Interest Expense	NOW accounts	3,613	3,900	8,548
	Savings deposits	102,190	107,281	134,454
	Time deposits	159,700	237,001	453,940
	Deposits at foreign office	14,991	8,460	11,264
	Short-term borrowings	49,064	52,723	124,810
	Long-term borrowings	198,252	185,149	210,581

	Total interest expense	527,810	594,514	943,597

	Net interest income	1,598,755	1,247,585	1,158,288
	Provision for credit losses	131,000	122,000	103,500

	Net interest income after provision for credit losses	1,467,755	1,125,585	1,054,788

Other income	Mortgage banking revenues	149,105	116,408	102,699
	Service charges on deposit accounts	309,749	167,531	144,302
	Trust income	114,620	60,030	64,395
	Brokerage services income	51,184	43,261	39,349
	Trading account and foreign exchange gains	15,989	2,860	4,462
	Gain (loss) on sales of bank investment securities	2,487	(608)	1,873
	Other revenues from operations	187,961	122,449	120,346

	Total other income	831,095	511,931	477,426

Other expense	Salaries and employee benefits	740,324	496,990	467,194
	Equipment and net occupancy	170,623	107,822	111,403
	Printing, postage and supplies	36,985	25,378	25,512
	Amortization of goodwill	—	—	61,820
	Amortization of core deposit and other intangible assets	78,152	51,484	59,816
	Other costs of operations	422,096	279,937	254,830

	Total other expense	1,448,180	961,611	980,575

	Income before income taxes	850,670	675,905	551,639
	Income taxes	276,728	219,153	198,551

	Net income	$573,942	456,752	353,088

	Net income per common share
	Basic	$5.08	4.94	3.69
	Diluted	4.95	4.78	3.58

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

		Year ended December 31

In thousands		2003	2002	2001

Cash flows from operating activities	Net income	$573,942	456,752	353,088
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	131,000	122,000	103,500
	Depreciation and amortization of premises and equipment	62,603	38,497	40,604
	Amortization of capitalized servicing rights	50,907	39,806	31,704
	Amortization of goodwill	—	—	61,820
	Amortization of core deposit and other intangible assets	78,152	51,484	59,816
	Provision for deferred income taxes	(60,906)	(36,499)	(28,895)
	Asset write-downs	565	1,235	1,224
	Net gain on sales of assets	(4,443)	(7,514)	(2,669)
	Net change in accrued interest receivable, payable	(5,709)	(33,470)	(18,535)
	Net change in other accrued income and expense	51,158	32,131	17,804
	Net change in loans held for sale	356,754	(22,279)	(468,237)
	Net change in trading account assets and liabilities	2,121	(3,723)	3,078

	Net cash provided by operating activities	1,236,144	638,420	154,302

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	78,978	47,525	380,507
	Other	180,325	55,546	—
	Proceeds from maturities of investment securities
	Available for sale	2,467,366	2,117,278	889,858
	Held to maturity	128,524	115,038	67,420
	Purchases of investment securities
	Available for sale	(3,445,106)	(2,073,617)	(440,932)
	Held to maturity	(140,664)	(80,072)	(87,563)
	Other	(149,934)	(85,719)	(36,190)
	Additions to capitalized servicing rights	(61,973)	(68,187)	(37,969)
	Net increase in loans and leases	(1,427,209)	(1,595,888)	(1,068,942)
	Capital expenditures, net	(31,631)	(16,835)	(23,738)
	Acquisitions, net of cash acquired:
	Banks and bank holding companies	2,134,822	(2,650)	(61,741)
	Other, net	(12,025)	4,367	(25,799)

	Net cash used by investing activities	(278,527)	(1,583,214)	(445,089)

Cash flows from financing activities	Net increase (decrease) in deposits	537,552	88,109	(36,862)
	Net increase (decrease) in short-term borrowings	(597,930)	383,591	937,713
	Proceeds from long-term borrowings	1,299,568	1,401,197	475,451
	Payments on long-term borrowings	(1,498,842)	(370,682)	(458,614)
	Purchases of treasury stock	—	(240,314)	(323,744)
	Dividends paid - common	(135,423)	(96,858)	(95,872)
	Other, net	53,109	57,132	31,945

	Net cash provided (used) by financing activities	(341,966)	1,222,175	530,017

	Net increase in cash and cash equivalents	615,651	277,381	239,230
	Cash and cash equivalents at beginning of year	1,284,131	1,006,750	767,520
	Cash and cash equivalents at end of year	$1,899,782	1,284,131	1,006,750

Supplemental disclosure of cash flow information	Interest received during the year	$2,151,057	1,850,213	2,144,338
	Interest paid during the year	577,741	635,898	1,008,146
	Income taxes paid during the year	329,827	250,332	189,562

Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$17,794	17,038	18,415
	Acquisition of banks and bank holding companies
	Common stock issued	1,993,956	—	169,270
	Fair value of
	Assets acquired (noncash)	14,355,837	—	1,674,360
	Liabilities assumed	14,496,703	—	1,461,449
	Stock options	—	—	6,646
	Securitization of residential mortgage loans allocated to:
	Available for sale investment securities	1,150,834	977,387	—
	Capitalized servicing rights	17,279	7,212	—

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Common	Additional
	Preferred	Common	stock	paid-in
In thousands, except per share	stock	stock	issuable	capital

2001
Balance - January 1, 2001, as previously reported	$—	46,622	4,077	914,575
Retroactive restatement adjustment for stock-based compensation (see note 1)	—	—	—	68,954

Balance - January 1, 2001, as restated	—	46,622	4,077	983,529
Comprehensive income:
Net income	—	—	—	—
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—
Unrealized losses on cash flow hedge, net of reclassification adjustment	—	—	—	—

Purchases of treasury stock	—	—	—	—
Acquisition of Premier National Bancorp, Inc.:
Common stock issued	—	1,220	—	168,050
Fair value of stock options	—	—	—	6,646
Repayment of management stock ownership program receivable	—	—	—	112
Stock-based compensation plans:
Compensation expense	—	—	—	32,257
Exercise of stock options	—	722	—	3,959
Directors’ stock plan	—	2	—	225
Deferred compensation plans, net, including dividend equivalents	—	4	2,085	164
Common stock cash dividends - $1.00 per share	—	—	—	—

Balance - December 31, 2001	$—	48,570	6,162	1,194,942

2002
Balance - January 1, 2002, as previously reported	$—	48,570	6,162	1,096,340
Retroactive restatement adjustment for stock-based compensation (see note 1)	—	—	—	98,602

Balance - January 1, 2002, as restated	—	48,570	6,162	1,194,942
Comprehensive income:
Net income	—	—	—	—
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—
Unrealized losses on cash flow hedge, net of reclassification adjustment	—	—	—	—

Purchases of treasury stock	—	—	—	—
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	40,579
Exercises	—	—	—	(42,259)
Directors’ stock plan	—	—	—	35
Deferred compensation plans, net, including dividend equivalents	—	—	28	(299)
Common stock cash dividends - $1.05 per share	—	—	—	—

Balance - December 31, 2002	$—	48,570	6,190	1,192,998

2003
Balance - January 1, 2003, as previously reported	$—	48,570	6,190	1,058,389
Retroactive restatement adjustment for stock-based compensation (see note 1)	—	—	—	134,609

Balance - January 1, 2003, as restated	—	48,570	6,190	1,192,998
Comprehensive income:
Net income	—	—	—	—
Other comprehensive income, net of tax:
Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—
Unrealized gains on cash flow hedge, net of reclassification adjustment	—	—	—	—
Minimum pension liability adjustment	—	—	—	—

Acquisition of Allfirst Financial Inc. - common stock issued	—	10,969	—	1,617,034
Repayment of management stock ownership program receivable	—	—	—	23
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	43,228
Exercises	—	509	—	35,045
Directors’ stock plan	—	4	—	726
Deferred compensation plans, net, including dividend equivalents	—	1	136	(91)
Common stock cash dividends - $1.20 per share	—	—	—	—

Balance - December 31, 2003	$—	60,053	6,326	2,888,963

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		other
	Retained	comprehensive	Treasury
In thousands, except per share	earnings	income, net	stock	Total

2001
Balance - January 1, 2001, as previously reported	1,735,643	(432)	—	2,700,485
Retroactive restatement adjustment for stock-based compensation (see note 1)	(54,626)	—	—	14,328

Balance - January 1, 2001, as restated	1,681,017	(432)	—	2,714,813
Comprehensive income:
Net income	353,088	—	—	353,088
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	23,549	—	23,549
Unrealized losses on cash flow hedge, net of reclassification adjustment	—	(298)	—	(298)

				376,339
Purchases of treasury stock	—	—	(323,744)	(323,744)
Acquisition of Premier National Bancorp, Inc.:
Common stock issued	—	—	—	169,270
Fair value of stock options	—	—	—	6,646
Repayment of management stock ownership program receivable	—	—	—	112
Stock-based compensation plans:
Compensation expense	—	—	—	32,257
Exercise of stock options	—	—	70,794	75,475
Directors’ stock plan	—	—	415	642
Deferred compensation plans, net, including dividend equivalents	(146)	—	395	2,502
Common stock cash dividends - $1.00 per share	(95,872)	—	—	(95,872)

Balance - December 31, 2001	1,938,087	22,819	(252,140)	2,958,440

2002
Balance - January 1, 2002, as previously reported	2,017,700	22,819	(252,140)	2,939,451
Retroactive restatement adjustment for stock-based compensation (see note 1)	(79,613)	—	—	18,989

Balance - January 1, 2002, as restated	1,938,087	22,819	(252,140)	2,958,440
Comprehensive income:
Net income	456,752	—	—	456,752
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	32,277	—	32,277
Unrealized losses on cash flow hedge, net of reclassification adjustment	—	(324)	—	(324)

				488,705
Purchases of treasury stock	—	—	(240,314)	(240,314)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	40,579
Exercises	—	—	98,854	56,595
Directors’ stock plan	—	—	994	1,029
Deferred compensation plans, net, including dividend equivalents	(133)	—	707	303
Common stock cash dividends - $1.05 per share	(96,858)	—	—	(96,858)

Balance - December 31, 2002	2,297,848	54,772	(391,899)	3,208,479

2003
Balance - January 1, 2003, as previously reported	2,405,801	54,772	(391,899)	3,181,823
Retroactive restatement adjustment for stock-based compensation (see note 1)	(107,953)	—	—	26,656

Balance - January 1, 2003, as restated	2,297,848	54,772	(391,899)	3,208,479
Comprehensive income:
Net income	573,942	—	—	573,942
Other comprehensive income, net of tax:
Unrealized losses on investment securities, net of reclassification adjustment	—	(17,283)	—	(17,283)
Unrealized gains on cash flow hedge, net of reclassification adjustment	—	622	—	622
Minimum pension liability adjustment	—	(12,458)	—	(12,458)

				544,823
Acquisition of Allfirst Financial Inc. - common stock issued	—	—	365,953	1,993,956
Repayment of management stock ownership program receivable	—	—	—	23
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	43,228
Exercises	—	—	25,288	60,842
Directors’ stock plan	—	—	175	905
Deferred compensation plans, net, including dividend equivalents	(152)	—	483	377
Common stock cash dividends - $1.20 per share	(135,423)	—	—	(135,423)

Balance - December 31, 2003	2,736,215	25,653	—	5,717,210

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements

1. Significant accounting policies

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York. Through subsidiaries, M&T provides individuals, corporations and other businesses, and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking, asset management, insurance and other financial services. Banking activities are largely focused on consumers residing in New York State, Pennsylvania, Maryland and the District of Columbia and on small and medium-size businesses based in those areas. Banking services are also provided in Delaware, Virginia and West Virginia, while certain subsidiaries also conduct activities in other states.

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

Consolidation

Except as described in note 18, the consolidated financial statements include M&T and all of its subsidiaries. All significant intercompany accounts and transactions of consolidated subsidiaries have been eliminated in consolidation. The financial statements of M&T included in note 24 report investments in subsidiaries under the equity method.

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

Loans

Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when principal or interest is delinquent 90 days, unless management determines that the loan status clearly warrants other treatment. Loan balances are charged off when it becomes evident that such balances are not fully collectible. Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan. Net deferred fees have been included in unearned discount as a reduction of loans outstanding. Commitments to sell residential real estate loans are utilized by the Company to hedge the exposure to changes in fair value of residential real estate loans held for sale. Hedged residential real estate loans held for sale are recorded in the consolidated balance sheet at estimated fair market value. Valuation adjustments made on these loans are included in mortgage banking revenues.

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

Sales and securitizations of financial assets

Transfers of financial assets for which the Company has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and any retained interests based on their relative estimated fair values. The fair values of retained debt securities are generally determined through reference to independent pricing information. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets.

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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

1. Significant accounting policies, continued

Goodwill and core deposit and other intangible assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Similar to goodwill, other intangible assets, which include core deposit intangibles, also lack physical substance but, as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” have had portions of the cost of an acquired entity assigned to such assets. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revised the accounting for purchased intangible assets and, in general, requires that goodwill no longer be amortized, but rather that it be tested for impairment at least annually at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as core deposit intangibles, are required to be amortized over their estimated lives. Prior to January 1, 2002, substantially all of the Company’s goodwill was amortized using the straight-line method over twenty years. Core deposit and other intangible assets are amortized using accelerated methods over estimated useful lives of five to ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of core deposit and other intangible assets may be impaired.

Derivative financial instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction. Pursuant to SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing risk.

     The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. For such agreements, amounts receivable or payable are recognized as accrued under the terms of the agreement and the net differential is recorded as an adjustment to interest income or expense of the related asset or liability. Interest rate swap agreements are designated as either fair value hedges or cash flow hedges. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

1. Significant accounting policies, continued

Derivative financial instruments, continued

unrealized gain or loss is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the unrealized gain or loss is reported in “other revenues from operations” immediately. Prior to the January 1, 2001 adoption of SFAS No. 133, interest rate swap agreements used to manage interest rate risk were not recorded at fair value in the consolidated balance sheet.

     The Company utilizes commitments to sell residential real estate loans to hedge the exposure to changes in the fair value of residential real estate loans held for sale. Hedged residential real estate loans held for sale, commitments to originate residential real estate loans to be held for sale, and commitments to sell residential real estate loans are generally recorded in the consolidated balance sheet at estimated fair market value. Prior to the January 1, 2001 adoption of SFAS No. 133, residential real estate loans held for sale and related commitments were carried at the lower of aggregate cost or fair market value.

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

Stock-based compensation

Effective January 1, 2003, the Company began recognizing expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Under SFAS No. 123, stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date fair value of the stock-based compensation that is expected to vest. Information on the determination of the estimated value of stock options and stock purchase plan rights used to calculate stock-based compensation expense under the provisions of SFAS No. 123 is included in note 10.

     The Company has chosen the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123. As a result, financial information for all prior periods presented have been restated to reflect the expense that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all stock-based compensation granted to employees after January 1, 1995. The use of the retroactive restatement method resulted in the restatement of previously reported balances of additional paid-in capital, retained earnings and deferred tax assets. As of December 31, 2000, previously reported additional paid-in capital was increased by $69 million, retained earnings were decreased by $55 million, and deferred tax assets were increased by $14 million. As of December 31, 2001, previously reported additional paid-in capital was increased by $99 million, retained earnings were decreased by $80 million, and deferred tax assets were increased by $19 million. As of December 31, 2002, previously reported additional paid-in capital was increased by $135 million, retained earnings were decreased by $108 million, and deferred tax assets were increased by $27 million.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

1. Significant accounting policies, continued

Stock-based compensation, continued

     Stock-based compensation expense is now included in salaries and employee benefits expense and totaled $43 million in 2003, $41 million in 2002, and $32 million in 2001. After tax effect, stock-based compensation lowered 2003’s net income by $32 million, diluted earnings per share by $.27, and basic earnings per share by $.28. The impact of the Company’s decision to recognize expense for stock-based compensation on previously reported net income, basic earnings per share and diluted earnings per share for 2002 and 2001 is as follows:

	Year ended December 31
	2002	2001

	(in thousands, except per share)
Net income:
As previously reported	$485,092	378,075
Stock-based employee compensation expense determined under the fair value based method, net of applicable tax effects	(28,340)	(24,987)

As restated	$456,752	353,088

Basic earnings per share:
As previously reported	$5.25	3.95
As restated	4.94	3.69
Diluted earnings per share:
As previously reported	5.07	3.82
As restated	4.78	3.58

Income taxes

Deferred tax assets and liabilities are recognized for the future tax effects attributable to differences between the financial statement value of existing assets and liabilities and their respective tax bases and carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates and laws.

Earnings per common share

Basic earnings per share exclude dilution and are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding and common shares issuable under deferred compensation arrangements during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Proceeds assumed to have been received on such exercise or conversion are assumed to be used to purchase shares of M&T common stock at the average market price during the period, as required by the “treasury stock method” of accounting.

Treasury stock

Repurchases of shares of M&T common stock are recorded at cost as a reduction of stockholders’ equity. Reissuances of shares of treasury stock are recorded at average cost.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

2. Acquisitions

On April 1, 2003, M&T completed the acquisition of Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland, from Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland. Allfirst was merged with and into M&T on that date. Allfirst Bank, Allfirst’s primary banking subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), a wholly owned subsidiary of M&T, on that date. Allfirst Bank operated 269 banking offices in Maryland, Pennsylvania, Virginia and the District of Columbia at the date of acquisition. The results of operations acquired in the Allfirst transaction have been included in the Company’s financial results since April 1, 2003. Acquired assets on April 1, 2003 totaled $16 billion, including $10 billion of loans and leases, liabilities assumed aggregated $14 billion, including $11 billion of deposits, and $2 billion was added to stockholders’ equity. AIB received 26,700,000 shares of M&T common stock valued at $2 billion (based on the market value of M&T common stock at the time the terms of the merger were agreed to and announced by M&T and AIB in September 2002) and $886 million in cash in exchange for all outstanding Allfirst common shares. See note 23 for further information on M&T’s relationship with AIB.

     The acquisition of Allfirst represented a major geographic expansion by M&T and created a strong Mid-Atlantic banking franchise. Following the acquisition, the Company offers a broad range of products and services through its banking offices in six states and the District of Columbia. Management expects that M&T will benefit from greater geographic diversity and the benefits of scale associated with a larger company. As part of the purchase price allocation at April 1, 2003, M&T recorded $1.8 billion of goodwill, $136 million of core deposit intangible and $64 million of other intangible assets. The weighted-average amortization periods for newly acquired core deposit intangible and other intangible assets were eight years and seven years, respectively. Information regarding the allocation of goodwill recorded as a result of the Allfirst acquisition to the Company’s reportable segments, as well as the carrying amounts and amortization of core deposit and other intangible assets, is provided in note 8.

     On February 9, 2001, M&T completed the acquisition of Premier National Bancorp, Inc. (“Premier”), a bank holding company headquartered in Lagrangeville, New York. Following the merger, Premier National Bank, Premier’s bank subsidiary, was merged into M&T Bank. Premier National Bank operated 34 banking offices in the mid-Hudson Valley region of New York State. After application of the election, allocation, and proration procedures contained in the merger agreement with Premier, M&T paid $171 million in cash and issued 2,440,812 shares of M&T common stock in exchange for the Premier shares outstanding at the time of acquisition. In addition, based on the merger agreement and the exchange ratio provided therein, M&T converted outstanding and unexercised stock options granted by Premier into options to purchase 224,734 shares of M&T common stock. The purchase price was approximately $347 million based on the cash paid to Premier shareholders, the fair value of M&T common stock exchanged, and the estimated fair value of Premier stock options converted into M&T stock options.

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

     The Company incurred merger expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of approximately $60 million ($39 million net of applicable income taxes) during 2003 and approximately $8 million ($5 million net of applicable income taxes) during 2001. There were no significant similar expenses in 2002. Expenses related to systems conversions and other costs of integration are included in the consolidated statement of income for the years ended December 31, 2003 and 2001 as follows:

	2003	2001

	(in thousands)
Salaries and employee benefits	$8,542	275
Equipment and net occupancy	2,126	309
Printing, postage and supplies	3,216	438
Other costs of operations	46,503	6,985

	$60,387	8,007

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

     Presented herein is certain unaudited pro forma information for 2003 as if Allfirst had been acquired on January 1, 2003 and for 2002 as if Allfirst had been acquired on January 1, 2002. These results combine the historical results of Allfirst into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated dates. In particular, expenses related to systems conversions and other costs of integration are included in 2003 when such costs were incurred and, additionally, the Company expects to achieve further operating cost savings as a result of the acquisition which are not reflected in the pro forma amounts presented. Further, pro forma net income amounts for the year ended December 31, 2002 include $12,714,000 of expenses related to the fraudulent foreign exchange trading activities announced by Allfirst on February 6, 2002.

	Pro forma
	Year ended December 31
	2003	2002

	(in thousands, except per share)
Interest income	$2,267,271	2,560,530
Other income	923,055	892,657
Net income	598,556	567,431
Diluted earnings per common share	4.89	4.64

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

		(in thousands)
December 31, 2003
Investment securities available for sale:
U.S. Treasury and federal agencies	$296,425	589	2,976	294,038
Obligations of states and political subdivisions	136,186	10,355	45	146,496
Mortgage-backed securities:
Government issued or guaranteed	3,075,929	36,818	8,238	3,104,509
Privately issued	2,520,393	32,514	4,672	2,548,235
Other debt securities	312,508	15,011	6,671	320,848
Equity securities	458,900	5,292	15,381	448,811

	6,800,341	100,579	37,983	6,862,937

Investment securities held to maturity:
Obligations of states and political subdivisions	102,697	3,181	—	105,878
Other debt securities	2,175	—	—	2,175

	104,872	3,181	—	108,053

Other securities	291,341	—	—	291,341

Total	$7,196,554	103,760	37,983	7,262,331

December 31, 2002
Investment securities available for sale:
U.S. Treasury and federal agencies	$178,522	4,441	—	182,963
Obligations of states and political subdivisions	160,399	12,430	30	172,799
Mortgage-backed securities:
Government issued or guaranteed	981,143	45,128	54	1,026,217
Privately issued	1,606,737	41,467	1,662	1,646,542
Other debt securities	350,217	13,418	15,891	347,744
Equity securities	231,282	2,119	10,531	222,870

	3,508,300	119,003	28,168	3,599,135

Investment securities held to maturity:
Obligations of states and political subdivisions	83,224	1,496	—	84,720
Other debt securities	3,173	—	—	3,173

	86,397	1,496	—	87,893

Other securities	269,618	—	—	269,618

Total	$3,864,315	120,499	28,168	3,956,646

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

3. Investment securities, continued

     No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of stockholders’ equity at December 31, 2003.

     As of December 31, 2003, the latest available investment ratings of all privately issued mortgage-backed securities were A or better, with the exception of 9 securities with an aggregate amortized cost and estimated fair value of $43,685,000 and $43,921,000, respectively.

     The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31
	2003	2002

	(in thousands)
Amortized cost	$4,545,040	1,830,371
Estimated fair value	4,568,193	1,873,079

     Gross realized gains on the sale of investment securities were $2,487,000 in 2003, $245,000 in 2002 and $4,097,000 in 2001. Gross realized losses on the sale of investment securities were $853,000 in 2002 and $2,224,000 in 2001. There were no such losses in 2003.

     At December 31, 2003, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

		Estimated
	Amortized	fair
	cost	value

	(in thousands)
Debt securities available for sale:
Due in one year or less	$164,899	165,757
Due after one year through five years	149,091	153,788
Due after five years through ten years	154,641	154,825
Due after ten years	276,488	287,012

	745,119	761,382
Mortgage-backed securities available for sale	5,596,322	5,652,744

	$6,341,441	6,414,126

Debt securities held to maturity:
Due in one year or less	$78,204	78,182
Due after one year through five years	8,179	8,693
Due after five years through ten years	8,784	9,586
Due after ten years	9,705	11,592

	$104,872	108,053

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

3. Investment securities, continued

     A summary of investment securities that as of December 31, 2003 have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more

	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses

		(in thousands)
U.S. Treasury and federal agencies	$149,420	(2,976)	—	—
Obligations of states and political subdivisions	449	(6)	975	(39)
Mortgage-backed securities:
Government issued or guaranteed	1,505,795	(8,233)	1,295	(5)
Privately issued	477,137	(4,124)	24,284	(548)
Other debt securities	19,848	(274)	121,638	(6,397)
Equity securities	—	—	97,476	(15,381)

Total	$2,152,649	(15,613)	245,668	(22,370)

     Included in the $22,370,000 of unrealized losses on investment securities that have been in a continuous unrealized loss position for twelve months or more are $15,381,000 of unrealized losses on five different preferred stock issuances of government-sponsored entities with a cost basis of $112,857,000. The Company concluded that the impairment of such securities as of December 31, 2003 was largely attributable to a temporary widening of rate of return spreads associated with the securities required by market participants that resulted from the recent financial reporting issues disclosed by those government-sponsored entities. The investment ratings of the preferred stock issuances were AA- at December 31, 2003. Such ratings have not been lowered since the preferred stock was acquired by the Company. Furthermore, management believes that the underlying government-directed business models, and therefore the underlying economic performance associated with such business models, is unchanged. Also included in the $22,370,000 noted above are $6,392,000 of unrealized losses on thirteen different issuances of bank trust preferred securities with a cost basis of $127,887,000. Periodic distributions on each of those bank trust preferred securities varies based on changes in interest rates. The decline in fair value of the securities is largely due to a widening of interest spreads associated with the bank trust preferred securities required by market participants. The Company concluded that the impairment as of December 31, 2003 was temporary in nature because management believes that all contractual amounts owed to the Company in accordance with the terms of the bank trust preferred securities are collectible and each of the securities continues to be investment grade. The amortized cost basis of the trust preferred securities and their respective investment ratings were as follows: $84,069,000 were rated A-; $15,602,000 were rated BBB+; and $28,216,000 were rated BBB. No securities comprising the remainder of the impairments were individually significant and such impairments were generally considered to be a function of the current interest rate environment.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

3. Investment securities, continued

     At December 31, 2003, investment securities with a carrying value of $4,787,349,000, including $4,555,937,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from various Federal Home Loan Banks (“FHLB”), repurchase agreements, governmental deposits and interest rate swap agreements.

     Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $580,265,000 at December 31, 2003. The pledged securities are included in government issued or guaranteed mortgage-backed securities available for sale.

     At December 31, 2003, collateral accepted by the Company which by contract or custom can be sold or repledged consisted of investment securities with a fair value of $1,006,000 purchased under agreements to resell.

4. Loans and leases

Total gross loans and leases outstanding were comprised of the following:

	December 31
	2003	2002

	(in thousands)
Loans
Commercial, financial, agricultural, etc.	$8,566,604	5,222,184
Real estate:
Residential	2,470,438	2,711,133
Commercial	11,462,293	9,299,331
Construction	1,537,880	1,001,553
Consumer	10,689,330	6,922,530

Total loans	34,726,545	25,156,731

Leases
Commercial	839,795	177,554
Consumer	471,258	602,657

Total leases	1,311,053	780,211

Total loans and leases	$36,037,598	25,936,942

     One-to-four family residential mortgage loans held for sale were $723 million at December 31, 2003 and $1.1 billion at December 31, 2002. One-to-four family residential mortgage loans serviced for others totaled approximately $13.6 billion and $12.6 billion at December 31, 2003 and 2002, respectively. As of December 31, 2003, approximately $17 million of one-to-four family residential mortgage loans serviced for others had been sold with recourse. Commercial mortgage loans serviced for others totaled approximately $3.8 billion and $644 million at December 31, 2003 and 2002, respectively. As of December 31, 2003 approximately $825 million of commercial mortgage balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program, which was acquired as part of the Allfirst transaction. At December 31, 2003, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those recourse arrangements.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

4. Loans and leases, continued

     Nonperforming loans (loans on which interest was not being accrued or had been renegotiated at below-market interest rates) totaled $240,292,000 at December 31, 2003 and $215,290,000 at December 31, 2002. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $19,752,000 in 2003 and $17,555,000 in 2002. The actual amounts included in interest income during 2003 and 2002 on such loans were $5,312,000 and $6,483,000, respectively.

     The recorded investment in loans considered impaired was $164,183,000 and $164,497,000 at December 31, 2003 and 2002, respectively. The recorded investment in loans considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $110,485,000 and $25,608,000, respectively, at December 31, 2003 and $110,064,000 and $17,626,000, respectively, at December 31, 2002. The recorded investment in loans considered impaired for which there was no related valuation allowance for impairment was $53,698,000 and $54,433,000 at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans during 2003, 2002 and 2001 was $215,882,000, $143,118,000 and $116,841,000, respectively. Interest income recognized on impaired loans totaled $5,664,000, $4,180,000 and $3,310,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $198,188,000 and $153,054,000 at December 31, 2003 and 2002, respectively. During 2003, new borrowings by such persons amounted to $91,977,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions were $46,843,000.

     At December 31, 2003, approximately $270 million of commercial mortgage loans and $1.1 billion of one-to-four family residential mortgage loans were pledged to secure outstanding borrowings.

     The Company’s loan and lease portfolio includes (i) commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers,

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

4. Loans and leases, continued

and commercial aircraft, and (ii) consumer leases for automobiles and light trucks. A summary of lease financing receivables follows:

	December 31
	2003	2002

	(in thousands)
Commercial leases:
Direct financings:
Lease payments receivable	$330,800	103,614
Estimated residual value of leased assets	121,402	29,796
Unearned income	(64,264)	(18,669)

Investment in direct financings	387,938	114,741
Leveraged leases:
Lease payments receivable	173,999	23,340
Estimated residual value of leased assets	213,594	20,804
Unearned income	(63,741)	(11,080)

Investment in leveraged leases	323,852	33,064

Investment in commercial leases	711,790	147,805
Consumer automobile leases:
Lease payments receivable	191,893	285,558
Estimated residual value of leased assets	279,365	317,099
Unearned income	(45,871)	(75,807)

Investment in consumer automobile leases	425,387	526,850

Total investment in leases	$1,137,177	674,655

Deferred taxes payable arising from leveraged leases	$299,285	35,717

     At December 31, 2003, the minimum future lease payments to be received from lease financings were as follows:

	Commercial	Consumer	Total

Year ending December 31:		(in thousands)
2004	$105,463	95,903	201,366
2005	91,199	56,659	147,858
2006	69,549	28,021	97,570
2007	48,653	10,422	59,075
2008	31,053	888	31,941
Later years	158,882	—	158,882

	$504,799	191,893	696,692

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

5. Allowance for credit losses

Changes in the allowance for credit losses were as follows:

	Year ended December 31
	2003	2002	2001

		(in thousands)
Beginning balance	$436,472	425,008	374,703
Provision for credit losses	131,000	122,000	103,500
Allowance obtained through acquisitions	146,300	—	22,112
Allowance related to loans sold or securitized	(3,198)	(2,786)	—
Net charge-offs
Charge-offs	(127,520)	(124,582)	(94,154)
Recoveries	31,004	16,832	18,847

Net charge-offs	(96,516)	(107,750)	(75,307)

Ending balance	$614,058	436,472	425,008

6. Premises and equipment

The detail of premises and equipment was as follows:

	December 31
	2003	2002

	(in thousands)
Land	$57,811	30,961
Buildings-owned	227,915	170,301
Buildings-capital leases	1,784	2,904
Leasehold improvements	97,302	67,161
Furniture and equipment-owned	287,910	195,335
Furniture and equipment-capital leases	1,197	2,035

	673,919	468,697
Less: accumulated depreciation and amortization
Owned assets	273,660	226,867
Capital leases	1,288	2,844

	274,948	229,711

Premises and equipment, net	$398,971	238,986

     Net lease expense for all operating leases totaled $51,511,000 in 2003, $31,202,000 in 2002 and $31,659,000 in 2001. Minimum lease payments under noncancelable operating leases are presented in note 20. Minimum lease payments required under capital leases are not material.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

7. Capitalized servicing assets

Changes in capitalized servicing assets were as follows:

	Year ended December 31
	2003	2002	2001

	(in thousands)
Beginning balance	$135,076	107,173	100,927
Originations	50,125	39,460	23,288
Purchases	34,243	21,037	14,720
Assumed in loan securitizations (note 18)	17,279	7,212	—
Amortization	(50,907)	(39,806)	(31,704)
Sales	—	—	(58)

	185,816	135,076	107,173
Valuation allowance	(34,500)	(32,500)	(50)

Ending balance, net	$151,316	102,576	107,123

     During 2003 and 2002, provisions for impairment of $2,000,000 and $32,450,000, respectively, were added to the valuation allowance because the carrying value of certain strata of capitalized servicing assets exceeded estimated fair value. There was no provision for impairment added to the allowance for the year ended December 31, 2001. The estimated fair value of capitalized servicing assets was approximately $161 million at December 31, 2003 and $115 million at December 31, 2002. In conjunction with the Allfirst acquisition, the Company obtained capitalized servicing assets of approximately $21 million, comprised primarily of commercial mortgage servicing rights. The fair value of capitalized residential mortgage loan servicing assets was estimated using discount rates ranging from 9.3% to 17.5% at December 31, 2003 and 8.6% to 16.2% at December 31, 2002, and contemporaneous prepayment assumptions. The weighted-average discount rate was 11.6% and 9.6% at December 31, 2003 and 2002, respectively. The estimated market value of capitalized servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage servicing rights at December 31, 2003 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates. Capitalized servicing assets at December 31, 2003 included $129 million of capitalized residential mortgage loan servicing rights, net of the valuation allowance for impairment, and $22 million of capitalized commercial mortgage loan servicing rights. At December 31, 2002 and 2001, capitalized servicing assets consisted predominantly of capitalized residential mortgage loan servicing rights.

     The key economic assumptions used to determine the fair value of capitalized servicing rights at December 31, 2003 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

7. Capitalized servicing assets, continued

changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

Weighted-average prepayment speeds - residential (constant prepayment rate)	20.15%
Impact on fair value of 10% adverse change	$(7,462,000)
Impact on fair value of 20% adverse change	(14,269,000)
Weighted-average discount rate – residential and commercial	12.58%
Impact on fair value of 10% adverse change	$(4,893,000)
Impact on fair value of 20% adverse change	(9,455,000)

8. Goodwill and other intangible assets

In accordance with SFAS No. 142, the Company ceased amortizing goodwill associated with corporate acquisitions effective January 1, 2002. As prescribed by SFAS No. 142, the following is a reconciliation of reported net income and earnings per share and net income and earnings per share adjusted to exclude the impact of amortization of goodwill for the year ended December 31, 2001:

Year ended
December 31
2001

(in thousands,
except per share)
Net income:
As reported	$353,088
Amortization of goodwill	61,820

Adjusted net income	$414,908

Basic earnings per share:
As reported	$3.69
Amortization of goodwill	.64

Adjusted basic earnings per share	$4.33

Diluted earnings per share:
As reported	$3.58
Amortization of goodwill	.62

Adjusted diluted earnings per share	$4.20

     The Company continues to amortize core deposit and other intangible assets over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount

		(in thousands)
December 31, 2003
Core deposit	$385,725	202,616	183,109
Other	99,443	41,722	57,721

Total	$485,168	244,338	240,830

December 31, 2002
Core deposit	$249,960	143,272	106,688
Other	35,016	22,914	12,102

Total	$284,976	166,186	118,790

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

8. Goodwill and other intangible assets, continued

     Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted-average original amortization period was approximately eight years. The remaining weighted average amortization period as of December 31, 2003 was approximately six years. Amortization expense for core deposit and other intangible assets was $78,152,000, $51,484,000 and $59,816,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(in thousands)
Year ending December 31:
2004	$75,410
2005	56,684
2006	42,768
2007	29,311
2008	17,707
Later years	18,950

$240,830

     Also in accordance with the provisions of SFAS No. 142, the Company completed a transitional goodwill impairment test as of January 1, 2002 and annual goodwill impairment tests as of October 1, 2002 and 2003. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. The Company’s non-relationship business reporting units were individually analyzed and fair value was largely determined by comparisons to market transactions for similar businesses. Based on the results of the transitional and annual goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.

     The resulting goodwill from the Allfirst acquisition is not tax deductible. A summary of goodwill assigned to each of the Company’s reportable segments as of December 31, 2003 and 2002 for purposes of testing for impairment is provided below:

	December 31,	Allfirst	December 31,
	2002	acquisition	2003

		(in thousands)
Commercial Banking	$236,012	602,153	838,165
Commercial Real Estate	114,883	140,283	255,166
Discretionary Portfolio	—	—	—
Residential Mortgage Banking	—	—	—
Retail Banking	627,564	813,361	1,440,925
All Other	119,094	250,731	369,825

Total	$1,097,553	1,806,528	2,904,081

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Borrowings

The amounts and interest rates of short-term borrowings were as follows:

	Federal funds
	purchased and	Other
	repurchase	short-term
	agreements	borrowings	Total

	(dollars in thousands)
At December 31, 2003
Amount outstanding	$3,832,182	610,064	4,442,246
Weighted-average interest rate	.92%	1.25%	.96%
For the year ended December 31, 2003
Highest amount at a month-end	$4,301,977	1,322,839
Daily-average amount outstanding	3,337,582	993,235	4,330,817
Weighted-average interest rate	1.09%	1.27%	1.13%

At December 31, 2002
Amount outstanding	$2,067,834	1,361,580	3,429,414
Weighted-average interest rate	1.24%	1.26%	1.24%

For the year ended December 31, 2002
Highest amount at a month-end	$2,598,647	1,361,580
Daily-average amount outstanding	2,101,700	1,022,976	3,124,676
Weighted-average interest rate	1.69%	1.69%	1.69%

At December 31, 2001
Amount outstanding	$2,133,558	912,272	3,045,830
Weighted-average interest rate	1.56%	1.64%	1.58%
For the year ended December 31, 2001
Highest amount at a month-end	$3,191,427	1,144,408
Daily-average amount outstanding	2,389,004	890,778	3,279,782
Weighted-average interest rate	3.78%	3.88%	3.81%

     In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2003 matured within two days following year-end. Other short-term borrowings included borrowings from the U.S. Treasury and others having original maturities of one year or less. Other short-term borrowings at December 31, 2003 and 2002 included a $500 million revolving asset-backed structured borrowing with an unaffiliated conduit lender, which was entered into in November 2002. Further information related to the revolving asset-backed structured borrowing is provided in note 18. Other short-term borrowings at December 31, 2002 included $750 million of borrowings from the FHLB that matured in two days. There was no similar borrowing from the FHLB at December 31, 2003.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Borrowings, continued

     At December 31, 2003, the Company had lines of credit under formal agreements as follows:

		M&T	M&T
	M&T	Bank	Bank, N.A.

		(in thousands)
Outstanding borrowings	$—	3,137,979	—
Unused	30,000	5,345,281	149,789

     M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $30 million at its discretion through December 10, 2004. At December 31, 2003, M&T Bank had borrowing facilities available with the FHLB whereby M&T Bank could borrow up to approximately $6.2 billion. Additionally, M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York totaling approximately $2.2 billion, under which there were no borrowings outstanding at December 31, 2003 or 2002. M&T Bank and M&T Bank, N.A. are required to pledge loans or investment securities as collateral for these borrowing facilities.

     Long-term borrowings were as follows:

	December 31
	2003	2002

	(in thousands)
Subordinated notes of M&T Bank:
7% due 2005	$100,000	100,000
8% due 2010	499,595	504,811
3.85% due 2013	399,633	—
Subordinated notes of M&T:
7.2% due 2007	222,351	—
6.875% due 2009	108,951	—
Senior medium term notes:
7.3% due 2004	74,415	74,253
6.5% due 2008	28,028	27,582
Advances from FHLB:
Variable rates	2,000,000	2,415,000
Fixed rates	1,156,535	1,020,385
Junior subordinated debentures associated with preferred capital securities of:
M&T Capital Trust I - 8.234%	154,640	—
M&T Capital Trust II - 8.277%	103,093	—
M&T Capital Trust III - 9.25%	69,359	—
First Maryland Capital I - Variable rate	142,004	—
First Maryland Capital II - Variable rate	139,333	—
Allfirst Asset Trust - Variable rate	101,327	—
Preferred capital securities:
M&T Capital Trust I - 8.234%	—	150,000
M&T Capital Trust II - 8.277%	—	100,000
M&T Capital Trust III - 9.25%	—	67,828
Other	236,161	37,515

	$5,535,425	4,497,374

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Borrowings, continued

     The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of depositors and other creditors of M&T Bank. The subordinated notes of M&T are unsecured and subordinate to the claims of general creditors of M&T. The senior medium term notes were issued in 1997 and 1998 by Keystone Financial Mid-Atlantic Funding Corp., now a wholly owned subsidiary of M&T that was acquired in 2000. The notes provide for semi-annual interest payments at fixed rates of interest and are guaranteed by M&T.

     Long-term variable rate advances from the FHLB had contractual interest rates that ranged from 1.10% to 1.22% at December 31, 2003 and from 1.38% to 1.80% at December 31, 2002. The weighted-average contractual interest rates were 1.15% and 1.49% at December 31, 2003 and 2002, respectively. Long-term fixed-rate advances from the FHLB had contractual interest rates ranging from 4.05% to 8.29% at December 31, 2003 and 2002. The weighted-average contractual interest rates payable were 5.38% and 5.52% at December 31, 2003 and 2002, respectively. Advances from the FHLB mature at various dates through 2029 and are secured by residential real estate loans, commercial real estate loans and investment securities.

     In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) issued $310 million of fixed rate preferred capital securities. As a result of the Allfirst acquisition, M&T assumed responsibility for $300 million of similar preferred capital securities previously issued by special-purpose entities formed by Allfirst consisting of $150 million of floating rate preferred capital securities issued by First Maryland Capital I (“Trust IV”) in December 1996 and $150 million of floating rate preferred capital securities issued by First Maryland Capital II (“Trust V”) in January 1997. The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 2.15% and 2.01%, respectively, at December 31, 2003. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”

     Other than the following payment terms (and the redemption terms described below), the preferred capital securities issued by the Trusts (“Capital Securities”) are substantially identical in all material respects:

	Distribution	Distribution
Trust	rate	dates

Trust I	8.234%	February 1 and August 1

Trust II	8.277%	June 1 and December 1

Trust III	9.25%	February 1 and August 1

Trust IV	LIBOR	January 15, April 15, July 15
	plus 1.00%	and October 15

Trust V	LIBOR	February 1, May 1, August 1
	plus .85%	and November 1

     The common securities of each Trust (“Common Securities”) are wholly owned by M&T and are the only class of each Trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding Trust. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in the M&T’s Tier 1 capital.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Borrowings, continued

     The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of M&T as follows:

	Capital	Common	Junior Subordinated
Trust	Securities	Securities	Debentures

Trust I	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of 8.234% Junior Subordinated Debentures due February 1, 2027.

Trust II	$100 million	$3.09 million	$103.09 million aggregate liquidation amount of 8.277% Junior Subordinated Debentures due June 1, 2027.

Trust III	$60 million	$1.856 million	$61.856 million aggregate liquidation amount of 9.25% Junior Subordinated Debentures due February 1, 2027.

Trust IV	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of Floating Rate Junior Subordinated Debentures due January 15, 2027.

Trust V	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of Floating Rate Junior Subordinated Debentures due February 1, 2027.

     The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities at December 31, 2003 of Trust III, Trust IV, Trust V and of preferred capital securities at December 31, 2002 of Trust III include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 2.15% and 2.01%, respectively, at December 31, 2003.

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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Borrowings, continued

     The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the Trusts. The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events (“Events”) set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after the stated optional redemption dates (January 15, 2007 in the case of Trust IV, February 1, 2007 in the case of Trust I, Trust III and Trust V, and June 1, 2007 in the case of Trust II) contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at M&T’s option (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities and the related Junior Subordinated Debentures upon early redemption will be expressed as a percentage of the liquidation amount plus accumulated but unpaid distributions. In the case of Trust I, such percentage adjusts annually and ranges from 104.117% at February 1, 2007 to 100.412% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007. In the case of Trust II, such percentage adjusts annually and ranges from 104.139% at June 1, 2007 to 100.414% for the annual period ending May 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to June 1, 2007. In the case of Trust III, such percentage adjusts annually and ranges from 104.625% at February 1, 2007 to 100.463% for the annual period ending January 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to February 1, 2007. In the case of Trust IV and Trust V, the redemption price upon early redemption will be equal to 100% of the principal amount to be redeemed plus any accrued but unpaid distributions to the redemption date.

     As a result of the Allfirst acquisition, M&T also assumed responsibility for $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”) that were issued by Allfirst Preferred Capital Trust (“Allfirst Capital Trust”). Allfirst Capital Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures originally issued by Allfirst (and assumed by M&T as part of its acquisition of Allfirst on April 1, 2003) and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that were originally issued by Allfirst and are payable to Allfirst Asset Trust and that pay interest at a rate of 2.58% as of December 31, 2003.

     Distributions on the SKATES are non-cumulative. The distribution rate on the SKATES and on the Floating Rate Junior Subordinated Debentures is a rate per annum of three month LIBOR plus 1.50% reset quarterly two business days prior to the distribution dates of January 15, April 15, July 15, and October 15 in

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

9. Borrowings, continued

each year. Distributions on the SKATES will be paid if, as and when Allfirst Capital Trust has funds available for payment. The SKATES are subject to mandatory redemption if the Asset Preferred Securities of Allfirst Asset Trust are redeemed. Allfirst Asset Trust will redeem the Asset Preferred Securities if the junior subordinated debentures of M&T held by Allfirst Asset Trust are redeemed. M&T may redeem such junior subordinated debentures, in whole or in part, at any time on or after July 15, 2009, subject to regulatory approval. Allfirst Asset Trust will redeem the Asset Preferred Securities at par plus accrued and unpaid distributions from the last distribution payment date. M&T has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the SKATES and on the Asset Preferred Securities to the extent that Allfirst Capital Trust and Allfirst Asset Trust, respectively, have funds legally available. Under the Federal Reserve Board’s current risk-based capital guidelines, the SKATES are includable in M&T’s Tier I Capital.

     As discussed in note 18, effective December 31, 2003 the Company applied new accounting provisions promulgated by the Financial Accounting Standards Board (“FASB”) and removed the Trusts and Allfirst Asset Trust from the Company’s consolidated balance sheet. Accordingly, at December 31, 2003, the Company included the Junior Subordinated Debentures payable to the Trusts and the Floating Rate Junior Subordinated Debentures payable to the Allfirst Asset Trust as long-term borrowings in its consolidated balance sheet. Prior to that date the Company included the preferred capital securities of the Trusts and the SKATES issued by Allfirst Capital Trust in its consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. That change in financial statement presentation had no economic impact on the Company, had no material or substantive impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2003, and resulted in the Company recognizing $30 million in other assets for its “investment” in the common securities of the trusts described herein that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described herein.

     Long-term borrowings at December 31, 2003 mature as follows:

Year ending December 31:	(in thousands)
2004	$484,422
2005	1,386,249
2006	515,728
2007	234,243
2008	404,737
Later years	2,510,046

$5,535,425

10. Stock-based compensation plans

Stock option plans

M&T had two stock option plans at December 31, 2003. The 1983 Stock Option Plan (“1983 Plan”) allowed the grant of stock options at prices which could not be less than the fair market value of the common stock on the date of grant. Except as described below, options granted under the 1983 Plan generally vest over four years and are exercisable over terms not exceeding ten years and one day from the date of grant. During 2001, the remaining shares available for grant under the 1983 Plan were awarded. In 1999, the Company granted options to substantially all employees who had not previously received awards under the 1983 Plan. The options granted under that award vested three years after the grant date and are exercisable for a period of seven years thereafter.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

10. Stock-based compensation plans, continued

Stock option plans, continued

     In April 2001, stockholders approved the 2001 Stock Option Plan (“2001 Plan”). Options granted under the 2001 Plan contain substantially similar terms as the 1983 Plan. Under the 2001 Plan, a maximum of 10,000,000 shares of stock may be issued upon the exercise of options granted.

     A summary of stock option activity follows:

	Stock
	options	Weighted-average
	outstanding	exercise price

2001
Beginning balance	10,609,108	$35.34
Granted	2,047,904	65.95
Acquired (note 2)	224,734	45.47
Exercised	(2,706,931)	26.63
Cancelled	(269,545)	71.09

At year-end	9,905,270	43.30
2002
Granted	1,898,918	75.81
Exercised	(1,431,190)	38.10
Cancelled	(167,183)	60.64

At year-end	10,205,815	49.80
2003
Granted	1,787,701	80.33
Exercised	(1,499,687)	35.57
Cancelled	(57,706)	71.56

At year-end	10,436,123	$56.95

Exercisable at:
December 31, 2003	5,152,482	$42.92

December 31, 2002	4,976,171	36.57

December 31, 2001	4,368,555	30.98

     At December 31, 2003 and 2002, respectively, there were 6,248,834 and 7,978,829 shares available for future grant.

     A summary of stock options at December 31, 2003 follows:

		Outstanding			Exercisable

			Weighted-average			Weighted-
		Number of			Number of	average
Range of		stock	Exercise	Life	stock	exercise
exercise price		options	price	(in years)	options	price

$13.95 to	$39.83	1,499,674	$21.49	1.8	1,495,994	$21.45
40.19 to	49.65	3,058,923	44.77	5.2	2,395,423	45.43
50.00 to	74.70	2,301,345	63.36	6.7	995,194	59.95
75.80 to	90.72	3,576,181	78.12	8.5	265,871	77.33

		10,436,123	$56.95	6.2	5,152,482	$42.92

     The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated value per option was $22.62 in 2003, $22.97 in 2002 and $20.62 in 2001. The values were calculated using the following weighted-average assumptions: an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data); a risk-free interest rate of 3.61%

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

10. Stock-based compensation plans, continued

Stock option plans, continued

in 2003, 4.74% in 2002 and 5.17% in 2001 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term); expected volatility of 30% in 2003 and 29% in 2002 and 2001; and estimated dividend yields of 1.50% in 2003, 1.32% in 2002 and 1.52% in 2001 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). Based on historical data and projected employee turnover rates, the Company reduced the estimated value per option by 10% to reflect an estimate of the probability of forfeiture prior to vesting.

Stock purchase plan

The Company began offering a stock purchase plan to employees in 2002. The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock through accumulated payroll deductions. Shares of M&T common stock will be issued at the end of an option period, typically one year or six months. In connection with the employee stock purchase plan, 1,000,000 shares of M&T common stock were authorized for issuance, of which 82,483 shares have been issued.

     Similar to the stock option plans, the Company used an option pricing model to estimate the grant date present value of purchase rights under the stock purchase plan. The estimated weighted-average value per right was $13.16 for 2003 and $12.47 for 2002, which were calculated using the following weighted-average assumptions: a term of six months to one year (representing the period between grant date and exercise date); a risk-free interest rate of 1.24% in 2003 and 1.62% in 2002 (representing the yield on a U.S. Treasury security with a like term); expected volatility of 26% in 2003 and 24% in 2002; and an estimated dividend yield of 1.41% in 2003 and 1.21% in 2002 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date).

Deferred bonus plan

The Company provides a deferred bonus plan pursuant to which eligible employees may elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants may elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 81,092 and 83,072 at December 31, 2003 and 2002, respectively. The obligation to issue shares is included in common stock issuable in the consolidated balance sheet. In connection with the deferred bonus plan, 150,000 shares of M&T common stock were authorized for issuance, of which 54,828 shares have been issued.

Directors’ stock plan

The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. In connection with the directors’ stock plan, 100,000 shares of M&T common stock were authorized for issuance, of which 50,827 shares have been issued.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

10. Stock-based compensation plans, continued

Directors’ stock plan, continued

     Through an acquisition, the Company assumed an obligation to issue shares of M&T common stock related to a deferred directors compensation plan. Shares of common stock issuable under such plan were 43,211 and 43,598 at December 31, 2003 and 2002, respectively. The obligation to issue shares is included in common stock issuable in the consolidated balance sheet.

Management stock ownership program

Through an acquisition, M&T obtained loans that are secured by M&T common stock purchased by former executives of the acquired entity. At December 31, 2003 and 2002, the loan amounts owed M&T were less than the fair value of the financed stock purchased and totaled $4,578,000 and $4,601,000, respectively. Such loans are classified as a reduction of additional paid-in capital in the consolidated balance sheet. The amounts are due to M&T no later than October 5, 2010.

11. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.

     Net periodic pension expense consisted of the following:

	Year ended December 31
	2003	2002	2001

	(in thousands)
Service cost	$24,530	12,776	11,371
Interest cost on projected benefit obligation	31,495	19,268	17,847
Expected return on plan assets	(34,426)	(26,371)	(27,215)
Amortization of prior service cost	35	27	11
Recognized net actuarial loss	2,349	58	45

Net periodic pension expense	$23,983	5,758	2,059

     Net postretirement benefits expense consisted of the following:

	Year ended December 31
	2003	2002	2001

	(in thousands)
Service cost	$701	426	398
Interest cost on projected benefit obligation	4,129	1,958	1,832
Expected return on plan assets	—	(38)	(52)
Amortization of prior service cost	170	170	170
Recognized net actuarial loss	371	200	83

Net postretirement benefits expense	$5,371	2,716	2,431

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

11. Pension plans and other postretirement benefits, continued

     Data relating to the funding position of the plans were as follows:

	Pension		Postretirement
	benefits		benefits

	2003	2002	2003	2002

	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$312,776	269,889	29,543	27,518
Service cost	24,530	12,776	701	426
Interest cost	31,495	19,268	4,129	1,958
Plan participants’ contributions	—	—	1,675	841
Amendments	—	190	—	—
Actuarial loss	31,155	23,677	3,640	2,410
Business combinations	230,610	—	47,408	—
Benefits paid	(24,155)	(13,024)	(8,231)	(3,610)

Benefit obligation at end of year	606,411	312,776	78,865	29,543

Change in plan assets:
Fair value of plan assets at beginning of year	254,419	273,080	—	1,006
Actual return on plan assets	95,788	(25,527)	—	9
Employer contributions	—	19,050	—	—
Plan participants’ contributions	—	—	1,675	841
Business combinations	136,086	—	—	—
Benefits and other payments	(21,699)	(12,184)	(1,675)	(1,856)

Fair value of plan assets at end of year	464,594	254,419	—	—

Funded status	(141,817)	(58,357)	(78,865)	(29,543)
Unrecognized net actuarial loss	80,388	112,945	10,501	7,232
Unrecognized prior service cost	560	595	1,440	1,610

Prepaid (accrued) benefit cost	$(60,869)	55,183	(66,924)	(20,701)

Amounts recognized in the consolidated balance sheet were:
Prepaid benefit cost (asset)	$4,503	75,552	—	—
Accrued benefit cost (liability)	(86,422)	(20,369)	(66,924)	(20,701)
Intangible asset	627	—	—	—
Pre-tax charge to accumulated other comprehensive income	20,423	—	—	—

	$(60,869)	55,183	(66,924)	(20,701)

     The Company has an unfunded supplemental pension plan for certain key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan was $40,502,000 and $40,500,000, respectively, as of December 31, 2003 and $21,981,000 and $21,840,000, respectively, as of December 31, 2002.

     The accumulated benefit obligation for all defined benefit pension plans was $550,313,000 and $270,184,000 at December 31, 2003 and 2002, respectively.

     As of December 31, 2003, the accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $543,547,000 (including $40,500,000 related to the unfunded supplemental pension plan) and $457,125,000,

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

11. Pension plans and other postretirement benefits, continued

respectively. As of December 31, 2002, only the unfunded supplemental pension plan had an accumulated benefit obligation in excess of plan assets. The amount of such accumulated benefit obligation was $21,840,000. At December 31, 2003, the Company recorded a minimum pension liability adjustment of $20,423,000 that after applicable tax effect resulted in a reduction of accumulated other comprehensive income of $12,458,000. There was no minimum pension liability adjustment at December 31, 2002.

     The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension		Postretirement
	benefits		benefits

	2003	2002	2003	2002

Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of increase in future compensation levels	4.92%	4.96%	—	—

     The assumed weighted-average rates used to determine net benefit cost for the years ended December 31 were:

	Pension			Postretirement
	benefits			benefits

	2003	2002	2001	2003	2002	2001

Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Long-term rate of return on plan assets	8.50%	8.75%	9.00%	—	4.25%	4.25%
Rate of increase in future compensation levels	4.96%	4.94%	5.00%	—	—	—

     On April 1, 2003, pension and other benefit obligations were assumed as a result of the acquisition of Allfirst. Initial liabilities and net costs were determined using a 6.25% discount rate and other assumptions as noted above.

     Weighted-average pension plan asset allocations based on the fair value of such assets at December 31, 2003 and 2002, and target allocations for 2004, by asset category, are as follows:

	December 31		Target allocation
	2003	2002	2004

Equity securities	75%	60%	55-75%
Debt securities	19	29	25-40
Other	6	11	0-15

Total	100%	100%

     The expected long-term rate of return assumption as of each measurement date was determined by taking into consideration asset allocations as of each such date, historical returns on the types of assets held and current economic factors. The Company’s investment policy for determining the asset allocation targets was developed based on the desire to maximize total return while placing a strong emphasis on preservation of capital. In general, it is hoped that, in the aggregate, changes in the fair value of plan assets will be less volatile than similar changes in appropriate market indices. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

11. Pension plans and other postretirement benefits, continued

     Pension plan assets included common stock of M&T with a fair value of $32,235,000 (7% of total plan assets) at December 31, 2003 and $26,021,000 (10% of total plan assets) at December 31, 2002.

     The Company makes contributions to its funded qualified pension plans as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. Subject to the impact of actual events and circumstances that may occur in 2004, the Company does not expect to make contributions to the funded qualified pension plans in 2004. The Company’s contributions to the funded qualified pension plans were $19,050,000 in 2002. There were no contributions to those plans in 2003. The Company regularly funds the payment of benefit obligations for the supplemental pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $2,456,000 and $840,000 in 2003 and 2002, respectively. Payments made by the Company for postretirement benefits were $6,556,000 and $1,754,000 in 2003 and 2002, respectively.

     For measurement of postretirement benefits, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5% over 5 years and remain constant thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	+1%	-1%

	(in thousands)
Increase (decrease) in:
Service and interest cost	$207	(184)
Accumulated postretirement benefit obligation	4,174	(3,714)

     On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act provides for drug benefits under a new Medicare Part D program and federal subsidies to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On January 12, 2004, the FASB issued Staff Position No. FAS 106-1 that permits plan sponsors to make a one-time election to defer recognition of the Act in a sponsor’s postretirement benefit plan accounting until formal FASB guidance is provided. The Company’s postretirement benefit plan does provide prescription drug benefits. The Company has elected to defer the recognition of the provisions of the Act until the FASB has issued formal guidance. Accordingly, the accrued benefit liability and net postretirement benefits expense noted herein do not reflect the effects of the Act on the Company’s postretirement benefits plan. It is not possible to determine whether any guidance subsequently issued by the FASB will result in any changes to the postretirement benefit information presented herein.

     The Company has a retirement savings plan (“Savings Plan”) that is a defined contribution plan in which eligible employees of the Company may defer up to 15% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the Savings Plan totaled $14,929,000, $10,724,000 and $10,103,000 in 2003, 2002 and 2001, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

12. Income taxes

     The components of income tax expense (benefit) were as follows:

	Year ended December 31
	2003	2002	2001

	(in thousands)
Current
Federal	$317,023	248,392	218,021
State and city	20,611	7,260	9,425

Total current	337,634	255,652	227,446

Deferred
Federal	(49,516)	(30,572)	(24,368)
State and city	(11,390)	(5,927)	(4,527)

Total deferred	(60,906)	(36,499)	(28,895)

Total income taxes applicable to pre-tax income	$276,728	219,153	198,551

     The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with generally accepted accounting principles, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2003, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $74,021,000. No actions are planned that would cause this reserve to become wholly or partially taxable.

     The portion of income taxes attributable to gains or losses on sales of bank investment securities was an expense of $970,000 and $724,000 in 2003 and 2001, respectively, and a benefit of $221,000 in 2002. No alternative minimum tax expense was recognized in 2003, 2002 or 2001.

     Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year ended December 31
	2003	2002	2001

		(in thousands)
Income taxes at statutory rate	$297,735	236,567	193,074
Increase (decrease) in taxes:
Tax-exempt income	(24,332)	(19,972)	(22,566)
State and city income taxes, net of federal income tax effect	5,994	866	3,184
Amortization of goodwill	—	—	21,637
Other	(2,669)	1,692	3,222

	$276,728	219,153	198,551

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

12. Income taxes, continued

     Deferred tax assets (liabilities) were comprised of the following at December 31:

	2003	2002	2001

		(in thousands)
Losses on loans and other assets	$283,512	191,005	172,392
Postretirement and other supplemental employee benefits	44,157	19,105	13,000
Incentive compensation plans	28,871	14,650	14,873
Depreciation and amortization	—	11,286	—
Interest on loans	7,091	14,163	6,443
Retirement benefits	17,825	—	—
Stock-based compensation	33,535	26,656	18,995
Other	36,864	18,104	19,041

Gross deferred tax assets	451,855	294,969	244,744

Leasing transactions	(534,035)	(181,476)	(166,126)
Capitalized servicing rights	(20,390)	(8,834)	(21,657)
Retirement benefits	—	(28,798)	(13,701)
Depreciation and amortization	(32,668)	—	(652)
Unrealized investment gains	(24,485)	(35,441)	(12,558)
Other	(9,198)	(12,911)	(12,399)

Gross deferred tax liabilities	(620,776)	(267,460)	(227,093)

Net deferred tax asset(liability)	$(168,921)	27,509	17,651

     The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

     The income tax credits shown in the statement of income of M&T in note 24 arise principally from operating losses before dividends from subsidiaries.

13. Earnings per share

The computations of basic earnings per share follow:

	Year ended December 31
	2003	2002	2001

	(in thousands, except per share)
Income available to common stockholders:
Net income	$573,942	456,752	353,088
Weighted-average shares outstanding (including common stock issuable)	113,010	92,483	95,732
Basic earnings per share	$5.08	4.94	3.69

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

13. Earnings per share, continued

     The computations of diluted earnings per share follow:

	Year ended December 31
	2003	2002	2001

	(in thousands, except per share)
Income available to common stockholders	$573,942	456,752	353,088
Weighted-average shares outstanding	113,010	92,483	95,732
Plus: incremental shares from assumed conversion of stock options	2,922	3,039	2,929

Adjusted weighted-average shares outstanding	115,932	95,522	98,661
Diluted earnings per share	$4.95	4.78	3.58

14. Comprehensive income

The following table displays the components of other comprehensive income:

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
For the year ended December 31, 2003
Unrealized losses on investment securities:
Unrealized holding losses	$(25,752)	9,986	(15,766)
Less: reclassification adjustment for gains realized in net income	2,487	(970)	1,517

	(28,239)	10,956	(17,283)
Unrealized gains on cash flow hedge	1,019	(397)	622
Minimum pension liability adjustment	(20,423)	7,965	(12,458)

Net unrealized losses	$(47,643)	18,524	(29,119)

For the year ended December 31, 2002
Unrealized gains on investment securities:
Unrealized holding gains	$54,552	(22,662)	31,890
Less: reclassification adjustment for losses realized in net income	(608)	221	(387)

	55,160	(22,883)	32,277
Unrealized losses on cash flow hedge	(558)	234	(324)

Net unrealized gains	$54,602	(22,649)	31,953

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

14. Comprehensive income, continued

	Before-tax	Income
	amount	taxes	Net

	(in thousands)
For the year ended December 31, 2001
Unrealized gains on investment securities:
Unrealized holding gains	$38,275	(13,577)	24,698
Less: reclassification adjustment for gains realized in net income	1,873	(724)	1,149

	36,402	(12,853)	23,549
Unrealized losses on cash flow hedge	(461)	163	(298)

Net unrealized gains	$35,941	(12,690)	23,251

     Accumulated other comprehensive income, net consisted of unrealized gains (losses) as follows:

			Minimum
			pension
	Investment	Cash flow	liability
	securities	hedges	adjustment	Total

		(in thousands)
Balance at January 1, 2001	$(432)	—	—	(432)
Net gain (loss) during 2001	23,549	(298)	—	23,251

Balance at December 31, 2001	23,117	(298)	—	22,819
Net gain (loss) during 2002	32,277	(324)	—	31,953

Balance at December 31, 2002	55,394	(622)	—	54,772
Net gain (loss) during 2003	(17,283)	622	(12,458)	(29,119)

Balance at December 31, 2003	$38,111	—	(12,458)	25,653

15. Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either other revenues from operations or other costs of operations in the consolidated statement of income:

	Year ended December 31
	2003	2002	2001

	(in thousands)
Other income:
Bank owned life insurance	$44,630	32,625	35,409
Other expense:
Professional services	88,669	49,200	49,701
Amortization of capitalized servicing rights	50,907	39,806	31,704
Advertising and promotion	38,950
Provision for impairment of capitalized servicing rights		32,450

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

16. International activities

The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. Net assets identified with international activities amounted to $228,741,000 and $6,258,000 at December 31, 2003 and 2002, respectively. The increase in such assets included $215,580,000 of loans to foreign borrowers associated with business activities obtained in the acquisition of Allfirst. Deposits at M&T Bank’s offshore branch office were $2,209,451,000 and $1,160,716,000 at December 31, 2003 and 2002, respectively. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

17. Derivative financial instruments

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

     The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges as defined in SFAS No. 133. Fair value hedges are intended to protect against exposure to changes in the fair value of designated assets or liabilities. Cash flow hedges are intended to protect against the variability in cash flows of designated assets or liabilities.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

     17.     Derivative financial instruments, continued

     Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-average rate		Estimated
	Notional	Average			fair value-
	amount	maturity	Fixed	Variable	gain(loss)

	(in thousands)	(in years)			(in thousands)
December 31, 2003
Fair value hedges:
Fixed rate time deposits (a)	$110,000	6.2	3.52%	1.04%	$(302)
Fixed rate long-term borrowings (a)	575,000	6.1	7.62%	4.58%	(545)

	$685,000	6.1	6.96%	4.01%	$(847)

December 31, 2002
Fair value hedges:
Fixed rate time deposits (a)	$270,000	2.5	2.99%	1.42%	$1,432
Fixed rate long-term borrowings (a)	125,000	1.7	5.38%	1.64%	6,658

	395,000	2.2	3.75%	1.49%	8,090
Cash flow hedge:
Variable rate long-term borrowings (b)	100,000	.7	2.90%	1.42%	(1,019)

	$495,000	1.9	3.58%	1.48%	$7,071

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a variable rate and pays at a fixed rate.

     The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive (pay) to terminate such contracts. The estimated fair value of such swap agreements at December 31, 2003 and 2002 included gross unrealized gains of $3,896,000 and $8,103,000, respectively, and gross unrealized losses of $4,743,000 and $1,032,000, respectively. At December 31, 2003 and 2002, the estimated fair values of interest rate swap agreements designated as fair value hedges were substantially offset by unrealized gains and losses resulting from changes in the fair values of the hedged items. The estimated fair value of interest rate swap agreements designated as cash flow hedges, net of applicable income taxes, was included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet as of December 31, 2002.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

17. Derivative financial instruments, continued

     At December 31, 2003 the notional amount of interest rate swap agreements outstanding mature as follows:

Year ending December 31:	(in thousands)
2004	$—
2005	75,000
2006	—
2007	10,000
2008	20,000
Later years	580,000

$685,000

     The net effect of interest rate swap agreements was to increase net interest income by $17,327,000 in 2003, $8,822,000 in 2002 and $6,720,000 in 2001. The average notional amount of interest rate swap agreements impacting net interest income which were entered into for interest rate risk management purposes were $688,603,000 in 2003, $693,910,000 in 2002 and $522,730,000 in 2001. The amount of hedge ineffectiveness of both fair value and cash flow hedges recognized in 2003, 2002 and 2001 was not material to the Company’s results of operations.

     The Company utilizes commitments to sell residential real estate loans to hedge the exposure to changes in the fair value of residential real estate loans held for sale. Such commitments have been designated as fair value hedges and, as a result, the commitments and the hedged loans are recorded at estimated fair value. The Company also utilizes commitments to sell residential real estate loans to offset the exposure to changes in the fair value of certain commitments to originate residential real estate loans for sale. As a result of these activities, at December 31, 2003 and 2002 net unrealized pre-tax gains related to loans held for sale, commitments to originate loans for sale, and commitments to sell loans were approximately $7 million and $15 million, respectively. Such unrealized gains are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold.

     Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values and estimated fair value gains of $5.3 billion and $9,977,000, respectively, at December 31, 2003 and notional values and estimated fair value gains of $1.3 billion and $1,096,000, respectively, at December 31, 2002. Foreign exchange and other option and futures contracts totaled approximately $548 million and $290 million at December 31, 2003 and 2002, respectively. Such contracts were valued at gains of $464,000 and $121,000 at December 31, 2003 and 2002, respectively. Trading account assets and liabilities are recorded in the consolidated balance sheet at estimated fair value. The following table includes information about the estimated fair value of derivative financial instruments used for trading purposes:

	2003	2002

	(in thousands)
December 31:
Gross unrealized gains	$148,106	36,051
Gross unrealized losses	137,665	34,834
Year ended December 31:
Average gross unrealized gains	$132,425	27,427
Average gross unrealized losses	123,871	26,325

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

17. Derivative financial instruments, continued

     Net gains realized from derivative financial instruments used for trading purposes were $6,620,000, $2,205,000 and $2,945,000 in 2003, 2002 and 2001, respectively.

18. Variable interest entities and asset securitizations

Variable interest entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The FASB’s stated intent in issuing FIN 46 was to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity (as defined in FIN 46) if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both. In December 2003, the FASB issued a revised FIN 46 (“FIN 46R”), which attempts to clarify the guidance in the original interpretation. FIN 46 applies to variable interest entities created after January 31, 2003. FIN 46 also applies to all variable interest entities created prior to February 1, 2003 that are considered to be special-purpose entities (as defined in FIN 46R) as of December 31, 2003. FIN 46R must be applied to all variable interest entities no later than the end of the first reporting period that ends after March 15, 2004. A description of variable interest entities in which the Company holds a significant variable interest and the impact of the new accounting provisions related to investments in variable interest entities is described below.

     M&T Auto Receivables I, LLC is a special purpose subsidiary of M&T Bank formed for the purpose of borrowing $500 million in a revolving asset-backed structured borrowing with an unaffiliated conduit lender. The revolving asset-backed structured borrowing is secured by automobile loans and other assets transferred to the special purpose subsidiary by M&T Bank or other of its subsidiaries that totaled $559 million and $560 million at December 31, 2003 and 2002, respectively. The activities of M&T Auto Receivables I, LLC are generally restricted to purchasing and owning automobile loans for the purpose of securing this revolving borrowing arrangement. Proceeds from payments on the automobile loans are required to be applied in priority order for fees, principal and interest on the borrowing, and funding the monthly replenishment of loans. Any remaining proceeds are available for distribution to M&T Bank. The secured borrowing is prepayable, in whole or in part, at any time and is non-recourse to M&T Bank and the Company. However, 80% of the borrowing can be put back to M&T Bank upon demand. The Company’s maximum incremental exposure to loss resulting from the structure of this borrowing arrangement is generally restricted to the amount that such borrowing is overcollateralized. Management currently estimates no material losses as a result of this borrowing arrangement. The assets and liabilities of M&T Auto Receivables I, LLC have been included in the Company’s consolidated financial statements since November 2002 when the revolving structured borrowing arrangement was entered into. Such accounting treatment did not change as a result of the new accounting provisions for variable interest entities described above.

     As part of the Allfirst transaction, M&T acquired a variable interest in a trust that holds AIB American Depositary Shares (“ADSs”) for the purpose of satisfying options to purchase such shares granted by Allfirst to certain employees. The trust purchased the AIB ADSs with the proceeds of a loan from

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

18. Variable interest entities and asset securitizations, continued

Variable interest entities, continued

Allfirst. The loan to the trust was assumed by M&T on the acquisition date. Proceeds from option exercises and any dividends and other earnings on the trust assets are used to repay the loan plus interest. Option holders have no preferential right with respect to the trust assets and the trust assets are subject to the claims of M&T’s creditors. The trust has been included in the Company’s consolidated financial statements since April 1, 2003. As a result, 2,640,261 AIB ADSs with a carrying value of approximately $62 million were included in investment securities available for sale at December 31, 2003. Outstanding options granted to employees who have continued service with M&T totaled 2,443,333 at December 31, 2003. All outstanding options were fully vested and exercisable at December 31, 2003. The options expire at various dates through June 2012. M&T’s maximum exposure to loss is $62 million at December 31, 2003.

     Prior to December 31, 2003, the Company included the Trusts and Allfirst Capital Trust (see note 9) in its consolidated financial statements. As a result of implementing the new accounting provisions for variable interest entities, as of December 31, 2003 the Trusts and Allfirst Capital Trust were removed from the Company’s consolidated financial statements. As a result, at December 31, 2003, the Company included the Junior Subordinated Debentures payable to the Trusts and the Floating Rate Junior Subordinated Debentures payable to the Allfirst Asset Trust as long-term borrowings in its consolidated balance sheet. Prior to that date the Company included the preferred capital securities of the Trusts and the Allfirst Capital Trust in its consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. That change in financial statement presentation had no economic impact on the Company, had no material or substantive impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2003, and resulted in the Company recognizing $30 million in other assets for its “investment” in the common securities of the Trusts and Allfirst Asset Trust that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.

     The Company facilitates certain customer borrowing arrangements by providing credit support in the form of financial standby letters of credit. Some of those customer borrowing arrangements utilize special purpose trusts. In such cases, the trusts issue variable rate demand bonds and pass through the resulting proceeds to the sponsoring customer that formed the trust. The Company provides financial standby letters of credit to the trusts and may also serve as remarketing agent and/or trustee in the arrangements. The Company receives fees for each of those services, in addition to a structuring fee. The Company’s maximum exposure to loss at December 31, 2003 as a result of its involvement with these transactions is equal to the letter of credit amounts totaling $1.3 billion, which approximates the amount of variable rate demand bonds issued by the trusts. However, it is extremely unlikely that losses of such magnitude will ever occur. The trusts referred to in this paragraph are not included in the Company’s consolidated financial statements. Information about the Company’s obligations under financial standby letters of credit and other guarantees and indemnification contracts is presented in note 20.

     The Company is a limited partner in various low-income housing investment partnerships that collectively have approximately $250 million in total assets. Those partnerships generally construct or acquire properties to be used to provide housing to low-income individuals in accordance with government guidelines. Such investments provide certain tax credits and tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

18. Variable interest entities and asset securitizations, continued

Variable interest entities, continued

partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to a fifteen year recapture period should a partnership fail to comply with the respective government regulations. At December 31, 2003, the Company’s maximum exposure to loss of its investments in such partnerships was $74 million, including $39 million of unfunded commitments. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the new accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

Securitizations

In December 2003, the Company securitized approximately $441 million of one-to-four family residential mortgage loans in a guaranteed mortgage securitization with FNMA. The Company recognized no gain or loss on the transaction as it retained all of the resulting securities and allocated $6 million of the carrying value of the loans to capitalized servicing assets. All of the resulting securities were classified as investment securities available for sale. The Company expects no credit-related losses on the retained securities as a result of the guarantee by FNMA.

     In November 2003, the Company transferred approximately $838 million of one-to-four family residential mortgage loans to Manufacturers and Traders Trust Company Mortgage Trust 2003-1 (“M&T 2003 Trust”), a qualified special purpose trust, in a non-recourse securitization transaction. The Company received $112 million in cash and retained approximately 87% of the resulting securities in exchange for the loans. The Company realized a $1 million gain on the transaction and allocated $715 million and $11 million of the carrying value of the loans to the retained securities and to capitalized servicing assets, respectively. All of the retained securities were classified as investment securities available for sale.

     In November 2002, the Company transferred approximately $1.1 billion of one-to-four family residential mortgage loans to Manufacturers and Traders Trust Company Mortgage Trust 2002-1 (“M&T 2002 Trust”), a qualified special purpose trust, in a non-recourse securitization transaction similar to the transaction described in the previous paragraph. The Company received $140 million in cash and retained approximately 88% of the resulting securities in exchange for the loans. The Company realized a $5 million gain on the transaction and allocated $977 million and $7 million of the carrying value of the loans to the retained securities and to capitalized servicing assets, respectively. All of the retained securities were classified as investment securities available for sale.

     As qualified special purpose trusts, neither M&T 2003 Trust nor M&T 2002 Trust are included in the Company’s consolidated financial statements. Because the transactions were non-recourse, the Company’s maximum exposure to loss as a result of its association with the trusts is limited to realizing the carrying value of the retained securities and servicing rights. The combined outstanding principal amount of mortgage-backed securities issued by M&T 2003 Trust and M&T 2002 Trust at December 31, 2003 was $1.4 billion. The outstanding principal amount of mortgage-backed securities issued by M&T 2002 Trust at December 31, 2002 was $1.1 billion. The principal amount of such securities held by the Company was $1.2 billion and $937 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, loans of the trusts that were 30 or more days delinquent totaled $17 million and $11 million,

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

18. Variable interest entities and asset securitizations, continued

Securitizations, continued

respectively. Credit losses, net of recoveries, for the trusts in 2003 and 2002 were insignificant. The Company did not repurchase any delinquent or foreclosed loans from the trusts in 2003 or 2002. Certain cash flows between the Company and the two trusts were as follows:

	Year ended December 31
	2003	2002

	(in thousands)
Principal and interest payments on retained securities	$508,304	47,055
Servicing fees received	2,531	355

     A summary of the fair values of retained subordinated interests resulting from the Company’s residential mortgage loan securitization activities follows. Although the estimated fair values of the retained subordinated interests were obtained from independent pricing sources, the Company has modeled the sensitivity of such fair values to changes in certain assumptions as summarized in the table below. These calculated sensitivities are hypothetical and actual changes in the fair value may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair values is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous. The hypothetical effect of adverse changes on the Company’s retained capitalized servicing assets at December 31, 2003 is included in note 7.

		Weighted-	Weighted-	Annual
		average	average	expected
	Fair	prepayment	discount	credit
	value	speed	rate	defaults

		(dollars in thousands)
Retained subordinated interests:
As of securitization date	$91,705	23.81%	7.68%	.09%
As of December 31, 2003	86,589	9.81%	7.67%	.08%

Impact on fair value of 10% adverse change		(82)	(3,441)	(269)
Impact on fair value of 20% adverse change		(162)	(6,668)	(536)

     The subordinated retained securities do not have pro rata participation in loan principal prepayments for the first seven years of the securitization. The assumed weighted-average discount rate is 168 basis points (hundredths of one percent) higher than the weighted-average coupon of the underlying mortgage loans at December 31, 2003.

19. Fair value of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the estimated fair value of financial instruments. Fair value is generally defined as the price a willing buyer and a willing seller would exchange for a financial instrument in other than a distressed sale situation.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

19. Fair value of financial instruments, continued

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

     The estimated fair values of investments in readily marketable debt and equity securities were calculated based on quoted market prices at the respective year-end. In determining amounts to present for other financial instruments, the Company generally used calculations based upon discounted cash flows of the related financial instruments or assigned some other amount as required by SFAS No. 107. Additional information about the assumptions and calculations utilized is presented below.

     The carrying amounts and calculated estimates for financial instrument assets (liabilities) are presented in the following table.

	December 31, 2003		December 31, 2002

	Carrying	Calculated	Carrying	Calculated
	amount	estimate	amount	estimate

		(in thousands)
Financial assets:
Cash and due from banks	$1,877,494	1,877,494	963,772	963,772
Money-market assets	250,315	250,315	379,843	379,843
Investment securities	7,259,150	7,262,331	3,955,150	3,956,646
Commercial loans and leases	9,217,371	9,199,975	5,322,590	5,316,894
Commercial real estate loans	12,371,064	12,515,272	9,727,743	9,853,932
Residential real estate loans	3,081,440	3,089,178	3,247,716	3,301,880
Consumer loans and leases	11,102,560	11,176,384	7,429,735	7,514,362
Allowance for credit losses	(614,058)	(614,058)	(436,472)	(436,472)
Accrued interest receivable	178,809	178,809	143,126	143,126
Financial liabilities:
Noninterest-bearing deposits	$(8,411,296)	(8,411,296)	(4,072,085)	(4,072,085)
Savings deposits and NOW accounts	(15,856,948)	(15,856,948)	(10,185,738)	(10,185,738)
Time deposits	(6,637,249)	(6,773,092)	(6,246,384)	(6,341,366)
Deposits at foreign office	(2,209,451)	(2,209,451)	(1,160,716)	(1,160,716)
Short-term borrowings	(4,442,246)	(4,442,246)	(3,429,414)	(3,429,414)
Long-term borrowings	(5,535,425)	(5,732,682)	(4,497,374)	(4,692,771)
Accrued interest payable	(93,692)	(93,692)	(88,922)	(88,922)
Trading account liabilities	(137,665)	(137,665)	(34,834)	(34,834)
Other financial instruments:
Commitments to originate real estate loans for sale	$4,868	4,868	10,075	10,075
Commitments to sell real estate loans	(8,427)	(8,427)	(15,139)	(15,139)
Other credit-related commitments	(28,180)	(28,180)	(12,486)	(12,486)
Interest rate swap agreements used for interest rate risk management	(847)	(847)	7,071	7,071

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

19. Fair value of financial instruments, continued

The following assumptions and methods or calculations were used in determining the disclosed value of financial instruments.

Cash and due from banks, money-market assets, short-term borrowings, accrued interest receivable, accrued interest payable and trading account liabilities

Due to the nature of cash and due from banks and the near maturity of money-market assets, short-term borrowings, accrued interest receivable, accrued interest payable and trading account liabilities, the Company estimated that the carrying amount of such instruments approximated estimated fair value.

Investment securities

Estimated fair values of investments in readily marketable debt and equity securities were based on quoted market prices. Investment securities that were not readily marketable were assigned amounts based on estimates provided by brokers, discounted calculations of projected cash flows or, in the case of other investment securities, which include capital stock of the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York, at an amount equal to the carrying amount.

Loans and leases

In general, discount rates used to calculate values for loan products were based on the Company’s pricing at the respective year end. A higher discount rate was assumed with respect to estimated cash flows associated with nonaccrual loans. The allowance for credit losses represents the Company’s assessment of the overall level of credit losses inherent in the portfolio as of the respective year end and may not be indicative of the credit-related discount that a purchaser of the Company’s loans and leases would seek.

Deposits

SFAS No. 107 requires that the estimated fair value ascribed to noninterest-bearing deposits, savings deposits and NOW accounts be established at carrying value because of the customers’ ability to withdraw funds immediately. Time deposit accounts are required to be revalued based upon prevailing market interest rates for similar maturity instruments. As a result, amounts assigned to time deposits were based on discounted cash flow calculations using prevailing market interest rates for deposits with comparable remaining terms to maturity.

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

Long-term borrowings

The amounts assigned to long-term borrowings were based on quoted market prices, when available, or were based on discounted cash flow calculations using prevailing market interest rates for borrowings of similar terms.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

19. Fair value of financial instruments, continued

Trading account assets and liabilities

Trading account assets and liabilities are carried in the consolidated balance sheet at estimated fair value which, in general, is based on quoted market prices. Trading account assets are included in money-market assets and totaled $214,833,000 and $51,628,000 at December 31, 2003 and 2002, respectively. Trading account liabilities are included in other liabilities and totaled $137,665,000 and $34,834,000 at December 31, 2003 and 2002, respectively.

Commitments to originate real estate loans for sale and commitments to sell real estate loans

As described in note 17, the Company enters into various commitments to originate real estate loans for sale and commitments to sell real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value on the consolidated balance sheet. The estimated fair values of such commitments were generally calculated based on quoted market prices for commitments to sell real estate loans to certain government-sponsored entities and other parties.

Interest rate swap agreements used for interest rate risk management

The estimated fair value of interest rate swap agreements used for interest rate risk management represents the amount the Company would have expected to receive or pay to terminate such agreements.

Other commitments and contingencies

As described in note 20, in the normal course of business, various commitments and contingent liabilities are outstanding, such as loan commitments, credit guarantees and letters of credit. The Company’s pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Loan commitments often have fixed expiration dates and contain termination and other clauses which provide for relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company’s loan commitments, credit guarantees and letters of credit are competitive with other financial institutions operating in markets served by the Company. The Company believes that the carrying amounts, which are included in other liabilities, are reasonable estimates of the fair value of these financial instruments.

     The Company does not believe that the estimated information presented herein is representative of the earnings power or value of the Company. The preceding analysis, which is inherently limited in depicting fair value, also does not consider any value associated with existing customer relationships nor the ability of the Company to create value through loan origination, deposit gathering or fee generating activities.

     Many of the estimates presented herein are based upon the use of highly subjective information and assumptions and, accordingly, the results may not be precise. Management believes that fair value estimates may not be comparable between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made. Furthermore, since the disclosed fair value amounts were estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

20. Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	December 31
	2003	2002

	(in thousands)
Commitments to extend credit
Home equity lines of credit	$3,747,663	2,056,259
Commercial real estate loans to be sold	70,747	—
Other commercial real estate and construction	730,485	549,100
Residential real estate loans to be sold	458,863	825,330
Other residential real estate	639,852	676,650
Commercial and other	6,786,997	2,250,516
Standby letters of credit	3,056,611	833,715
Commercial letters of credit	69,387	25,556
Financial guarantees and indemnification contracts	1,061,691	121,312
Commitments to sell real estate loans	895,808	1,453,966

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

     Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in loans sold with recourse are loans sold in conjunction with the Company’s involvement in the FNMA DUS program. Under this program, the Company’s maximum credit risk associated with loans sold with recourse is equal to one-third of each loan’s original principal balance which, at December 31, 2003, totaled $825 million.

     Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

20. Commitments and contingencies, continued

     The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives in accordance with SFAS No. 133 and along with commitments to originate real estate loans to be held for sale and hedged real estate loans held for sale are now generally recorded in the consolidated balance sheet at estimated fair market value. Additional information about such derivative financial instruments is included in note 17.

     The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 45 years. Minimum lease payments under noncancellable operating leases are summarized in the following table:

Year ending December 31:	(in thousands)
2004	$47,097
2005	44,329
2006	34,427
2007	26,210
2008	21,761
Later years	94,312

$268,136

     The Company entered an agreement in 2003 with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland for a fifteen year term. Under the agreement, the Company paid $3 million in 2003 and is obligated to pay $3 million in 2004, $5 million per year from 2005 through 2013, and $6 million per year from 2014 through 2017.

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

21. Segment information

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

     The Commercial Banking segment provides a wide range of credit products and banking services to middle-market and large commercial customers, largely within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, letters of credit, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the FNMA DUS program. The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides services to commercial customers and consumers which include foreign exchange, securities trading and municipal bond underwriting and sales. The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to bank subsidiaries of M&T. Residential mortgage loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of services to consumers and small businesses through several delivery channels that include traditional and “in-store” banking offices, automated teller machines, telephone banking and internet banking. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, the difference between the provision for credit losses and the calculated provision allocated to the reportable segments, goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions, the net impact of the Company’s internal funds transfer pricing methodology, eliminations of transactions between reportable segments, certain nonrecurring transactions, the residual effects of unallocated support systems and general and administrative expenses, and the impact of interest rate risk management strategies. The

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

21.     Segment information, continued

				Residential
	Commercial	Commercial	Discretionary	Mortgage	Retail	All
In thousands, except asset data	Banking (c)	Real Estate	Portfolio	Banking	Banking	Other (c)	Total

For the year ended December 31, 2003
Net interest income (a)	$307,432	212,396	97,065	97,715	779,711	104,436	1,598,755
Noninterest income	115,037	30,553	47,168	202,924	309,618	125,795	831,095

	422,469	242,949	144,233	300,639	1,089,329	230,231	2,429,850
Provision for credit losses	18,661	974	1,731	967	81,509	27,158	131,000
Amortization of goodwill	—	—	—	—	—	—	—
Amortization of core deposit and other intangible assets	—	—	—	—	—	78,152	78,152
Depreciation and other amortization	392	2,998	5,495	44,088	24,938	35,599	113,510
Other noninterest expense (b)	107,118	33,649	20,686	147,601	659,382	288,082	1,256,518

Income (loss) before taxes	296,298	205,328	116,321	107,983	323,500	(198,760)	850,670
Income tax expense (benefit)	121,763	86,444	29,851	41,817	131,826	(134,973)	276,728

Net income (loss)	$174,535	118,884	86,470	66,166	191,674	(63,787)	573,942

Average total assets (in millions)	$9,693	7,191	8,821	1,862	13,166	4,616	45,349

Capital expenditures (in millions)	$—	—	—	2	12	18	32

For the year ended December 31, 2002
Net interest income (a)	$214,018	174,200	68,205	85,869	599,261	106,032	1,247,585
Noninterest income	50,506	7,262	38,293	168,047	189,564	58,259	511,931

	264,524	181,462	106,498	253,916	788,825	164,291	1,759,516
Provision for credit losses	47,037	495	572	777	66,414	6,705	122,000
Amortization of goodwill	—	—	—	—	—	—	—
Amortization of core deposit and other intangible assets	—	—	—	—	—	51,484	51,484
Depreciation and other amortization	412	164	3,230	37,937	18,536	18,024	78,303
Other noninterest expense	64,065	20,930	17,872	154,211	435,119	139,627	831,824

Income (loss) before taxes	153,010	159,873	84,824	60,991	268,756	(51,549)	675,905
Income tax expense (benefit)	63,420	67,541	20,476	23,244	109,590	(65,118)	219,153

Net income	$89,590	92,332	64,348	37,747	159,166	13,569	456,752

Average total assets (in millions)	$6,315	6,234	7,072	1,618	9,059	1,637	31,935

Capital expenditures (in millions)	$—	—	—	1	12	4	17

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

21.     Segment information, continued

				Residential
	Commercial	Commercial	Discretionary	Mortgage	Retail	All
In thousands, except asset data	Banking (c)	Real Estate	Portfolio	Banking	Banking	Other (c)	Total

For the year ended December 31, 2001
Net interest income (a)	$227,832	163,678	50,230	59,161	642,979	14,408	1,158,288
Noninterest income	44,913	6,139	38,372	151,478	172,515	64,009	477,426

	272,745	169,817	88,602	210,639	815,494	78,417	1,635,714
Provision for credit losses	29,902	(150)	3,057	46	51,194	19,451	103,500
Amortization of goodwill	—	—	—	—	—	61,820	61,820
Amortization of core deposit and other intangible assets	—	—	—	—	—	59,816	59,816
Depreciation and other amortization	425	243	3,154	29,746	20,052	18,688	72,308
Other noninterest expense (b)	61,027	19,744	16,614	114,317	410,360	164,569	786,631

Income (loss) before taxes	181,391	149,980	65,777	66,530	333,888	(245,927)	551,639
Income tax expense (benefit)	74,745	63,326	12,368	23,625	136,284	(111,797)	198,551

Net income (loss)	$106,646	86,654	53,409	42,905	197,604	(134,130)	353,088

Average total assets (in millions)	$6,371	5,961	7,359	1,361	8,015	1,775	30,842

Capital expenditures (in millions)	$—	—	—	2	6	16	24

(a)  Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $16,313,000 in 2003, $14,049,000 in 2002 and $17,513,000 in 2001 and is eliminated in “All Other” net interest income and income tax expense (benefit).

(b)  Including the impact in the “All Other” category of the merger-related expenses described in note 2.

(c)  During 2003, a strategic business unit which had previously been included in the “All Other” category was moved to the Commercial Banking segment for internal profitability reporting purposes. As a result, approximately $27 million of loans were transferred from the “All Other” category to the Commercial Banking segment. This strategic business unit contributed net losses of $12 million and $1 million in 2002 and 2001, respectively. Financial information for 2002 and 2001 has been reclassified to conform with current year presentation.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

21.     Segment information, continued

amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year ended December 31
	2003	2002	2001

	(in thousands)
Revenues	$(87,309)	(70,229)	(66,450)
Expenses	(18,307)	(19,356)	(20,578)
Income taxes (benefit)	(28,077)	(20,700)	(18,665)
Net income (loss)	(40,925)	(30,173)	(27,207)

     The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

22.     Regulatory matters

Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2003, approximately $695,873,000 was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval.

     Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

     The bank subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2003 and 2002, cash and due from banks included a daily average of $501,031,000 and $311,810,000, respectively, for such purpose.

     Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under the capital adequacy guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum “leverage” ratio of “Tier 1 capital” to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 2003, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements. As of December 31, 2003 and 2002, the most recent notifications from federal regulators categorized each of M&T’s bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively. Management is unaware of any conditions or events since the latest notifications from federal regulators that have changed the capital adequacy category of M&T’s bank subsidiaries.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

22.     Regulatory matters, continued

     The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2003 and 2002 are presented below:

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.

	(dollars in thousands)
December 31, 2003:
Tier 1 capital
Amount	$3,205,649	3,116,834	85,209
Ratio(a)	7.30%	7.18%	26.60%
Minimum required amount(b)	1,755,845	1,735,288	12,814
Total capital
Amount	4,916,825	4,779,265	88,896
Ratio(a)	11.20%	11.02%	27.75%
Minimum required amount(b)	3,511,689	3,470,575	25,627
Leverage
Amount	3,205,649	3,116,834	85,209
Ratio(c)	6.98%	6.87%	18.17%
Minimum required amount(b)	1,378,201	1,360,134	14,065
December 31, 2002:
Tier 1 capital
Amount	$2,249,795	2,139,408	78,669
Ratio(a)	8.02%	7.74%	19.73%
Minimum required amount(b)	1,122,164	1,106,125	15,949
Total capital
Amount	3,141,065	3,025,683	82,310
Ratio(a)	11.20%	10.94%	20.64%
Minimum required amount(b)	2,244,328	2,212,250	31,897
Leverage
Amount	2,249,795	2,139,408	78,669
Ratio(c)	7.05%	6.81%	12.09%
Minimum required amount(b)	957,255	941,917	19,514

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.

(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation.

(c)	The ratio of capital to average assets, as defined by regulation.

23.     Relationship of M&T and AIB

As a result of M&T’s acquisition of Allfirst (see note 2), AIB acquired approximately 22.5% of the issued and outstanding shares of M&T common stock on April 1, 2003. While AIB maintains a significant ownership in M&T, the Agreement and Plan of Reorganization by and among M&T, AIB and Allfirst (“Reorganization Agreement”) includes several provisions related to the corporate governance of M&T that provide AIB with representation on the M&T and M&T Bank boards of directors and key board committees and certain protections of its rights as a substantial M&T shareholder. In addition, AIB has rights that will facilitate its ability to maintain its proportionate ownership position in M&T.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

23.     Relationship of M&T and AIB, continued

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

     There are several other corporate governance provisions that serve to protect AIB’s rights as a substantial M&T shareholder and are embodied in M&T’s certificate of incorporation and bylaws, which were both amended in connection with the Allfirst acquisition to incorporate such provisions. These protections include an effective consent right in connection with certain actions by M&T, such as amending M&T’s certificate of incorporation or bylaws in a manner inconsistent with AIB’s rights, engaging in activities not permissible for a bank holding company or adopting any shareholder rights plan or other measures intended to prevent or delay any transaction involving a change in control of M&T. AIB has the right to limit, with the agreement of at least one non-AIB designee on the M&T board of directors, other actions by M&T, such as reducing M&T’s cash dividend policy such that the ratio of cash dividends to net income is less than 15%, acquisitions and dispositions of significant amounts of assets, and the appointment or election of the chairman of the board of directors or the chief executive officer of M&T. The protective provisions described above will cease to be applicable when AIB no longer owns at least 15% of M&T outstanding common stock, calculated as described in the Reorganization Agreement.

     M&T assumed from Allfirst two floating rate notes payable to AIB. A $100 million floating rate note payable to AIB was repaid by M&T on June 3, 2003. An additional $200 million floating rate note payable to AIB was repaid by M&T on September 30, 2003. Interest expense related to the notes discussed above aggregated $2 million 2003.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

24.     Parent company financial statements

Condensed Balance Sheet

	December 31
In thousands	2003	2002

Assets
Cash
In subsidiary bank	$2,129	6,629
Other	1	1

Total cash	2,130	6,630
Due from consolidated subsidiaries
Banks
Money-market assets	59,639	78,989
Note receivable	200,000	—
Current income tax receivable	2,347	2,139
Other	439	—
Other	—	181

Total due from consolidated subsidiaries	262,425	81,309
Investments in consolidated subsidiaries
Banks and bank holding company	6,398,737	3,363,680
Other	32,603	7,734
Investments in unconsolidated subsidiaries (note 18)	30,228	—
Other assets	181,404	13,019

Total assets	$6,907,527	3,472,372

Liabilities
Due to consolidated subsidiaries
Banks	$384	1
Other	12,349	6,016

Total due to consolidated subsidiaries	12,733	6,017
Accrued expenses and other liabilities	52,430	143
Long-term borrowings	1,125,154	257,733

Total liabilities	1,190,317	263,893

Stockholders’ equity	5,717,210	3,208,479

Total liabilities and stockholders’ equity	$6,907,527	3,472,372

Condensed Statement of Income

	Year ended December 31
In thousands, except per share	2003	2002	2001

Income
Dividends from bank and bank holding company subsidiaries	$65,000	340,000	362,000
Other income	18,601	1,545	3,721

Total income	83,601	341,545	365,721

Expense
Interest on short-term borrowings	25	—	75
Interest on long-term borrowings	51,971	21,516	21,516
Other expense	7,877	3,242	3,438

Total expense	59,873	24,758	25,029

Income before income taxes and equity in undistributed income of subsidiaries	23,728	316,787	340,692
Income tax credits	16,316	8,896	8,238

Income before equity in undistributed income of subsidiaries	40,044	325,683	348,930

Equity in undistributed income of subsidiaries
Net income of subsidiaries	598,898	471,069	366,158
Less: dividends received	(65,000)	(340,000)	(362,000)

Equity in undistributed income of subsidiaries	533,898	131,069	4,158

Net income	$573,942	456,752	353,088

Net income per common share
Basic	$5.08	4.94	3.69
Diluted	4.95	4.78	3.58

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements, continued

24.     Parent company financial statements, continued

Condensed Statement Of Cash Flows

	Year ended December 31
In thousands	2003	2002	2001

Cash flows from operating activities
Net income	$573,942	456,752	353,088
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(533,898)	(131,069)	(4,158)
Provision for deferred income taxes	3,524	(873)	794
Net change in accrued income and expense	8,479	19,297	37,712

Net cash provided by operating activities	52,047	344,107	387,436

Cash flows from investing activities
Proceeds from sales of investment securities	70,065	—	—
Proceeds from maturities of investment securities	14,434	—	—
Purchases of investment securities	(1,369)	—	(399)
Net decrease in loans to affiliates	158,000	—	—
Acquisitions, net of cash acquired	163,046	—	—
Other, net	3,832	(17)	15

Net cash provided (used) by investing activities	408,008	(17)	(384)

Cash flows from financing activities
Net decrease in short-term borrowings	(100,000)	—	—
Net decrease in long-term borrowings	(300,000)	—	—
Purchases of treasury stock	—	(240,314)	(323,744)
Dividends paid - common	(135,423)	(96,858)	(95,872)
Other, net	51,518	46,145	49,154

Net cash used by financing activities	(483,905)	(291,027)	(370,462)

Net increase in cash and cash equivalents	(23,850)	53,063	16,590
Cash and cash equivalents at beginning of year	85,619	32,556	15,966
Cash and cash equivalents at end of year	$61,769	85,619	32,556

Supplemental disclosure of cash flow information
Interest received during the year	$14,401	2,079	1,727
Interest paid during the year	34,846	21,266	21,342
Income taxes received during the year	32,720	25,676	43,201

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-14(c) and 15d-14(c)), Robert G. Wilmers, Chairman of the Board, President and Chief Executive Officer, and Michael P. Pinto, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of December 31, 2003.

(b) Changes in internal controls. There were no significant changes in M&T’s internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003 through the date of this Annual Report on Form 10-K, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.	Directors and Executive Officers of the Registrant. The identification of the Registrant’s directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 10, 2004.

The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or about March 10, 2004.

The other information required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 10, 2004.

Item 11.	Executive Compensation. Incorporated by reference to the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 10, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Incorporated by reference to the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 10, 2004.

Item 13.	Certain Relationships and Related Transactions. Incorporated by reference to the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 10, 2004.

Item 14.	Principal Accountant Fees and Services. Incorporated by reference to the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 10, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”

Financial statement schedules are not required or are inapplicable, and therefore have been omitted.

(b)	Reports on Form 8-K.

M&T filed a Current Report on Form 8-K dated October 10, 2003, disclosing that it had announced its results of operations for the fiscal quarter ended September 30, 2003.

(c)	Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Exhibit Index on pages 155 through 162 of this Annual Report on Form 10-K have been previously filed, are filed herewith or are incorporated herein by reference to other filings.

(d)	Additional financial statement schedules. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2003.

M&T BANK CORPORATION

By:	/s/ Robert G. Wilmers

Robert G. Wilmers
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Robert G. Wilmers Robert G. Wilmers	Chairman of the Board, President and Chief Executive Officer	February 26, 2004

Principal Financial Officer:

/s/ Michael P. Pinto Michael P. Pinto	Executive Vice President and Chief Financial Officer	February 26, 2004

Principal Accounting Officer:

/s/ Michael R. Spychala Michael R. Spychala	Senior Vice President and Controller	February 26, 2004

A majority of the board of directors:

/s/ William F. Allyn	February 26, 2004

William F. Allyn

/s/ Brent D. Baird	February 26, 2004

Brent D. Baird

/s/ Robert J. Bennett	February 26, 2004

Robert J. Bennett

/s/ C. Angela Bontempo	February 26, 2004

C. Angela Bontempo

/s/ Robert T. Brady	February 26, 2004

Robert T. Brady

/s/ Emerson L. Brumback	February 26, 2004

Emerson L. Brumback

/s/ Michael D. Buckley	February 26, 2004

Michael D. Buckley

/s/ Patrick J. Callan	February 26, 2004

Patrick J. Callan

/s/ R. Carlos Carballada	February 26, 2004

R. Carlos Carballada

/s/ T. Jefferson Cunningham III	February 26, 2004

T. Jefferson Cunningham III

Donald Devorris

/s/ Richard E. Garman	February 26, 2004

Richard E. Garman

/s/ James V. Glynn	February 26, 2004

James V. Glynn

/s/ Derek C. Hathaway	February 26, 2004

Derek C. Hathaway

/s/ Daniel R. Hawbaker	February 26, 2004

Daniel R. Hawbaker

/s/ Patrick W.E. Hodgson	February 26, 2004

Patrick W.E. Hodgson

/s/ Gary Kennedy	February 26, 2004

Gary Kennedy

/s/ Richard G. King	February 26, 2004

Richard G. King

/s/ Reginald B. Newman, II	February 26, 2004

Reginald B. Newman, II

/s/ Jorge G. Pereira	February 26, 2004

Jorge G. Pereira

/s/ Michael P. Pinto	February 26, 2004

Michael P. Pinto

/s/ Robert E. Sadler, Jr.	February 26, 2004

Robert E. Sadler, Jr.

/s/ Eugene J. Sheehy	February 26, 2004

Eugene J. Sheehy

/s/ Stephen G. Sheetz	February 26, 2004

Stephen G. Sheetz

/s/ Herbert L. Washington	February 26, 2004

Herbert L. Washington

/s/ Robert G. Wilmers	February 26, 2004

Robert G. Wilmers

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization, dated as of September 26, 2002, by and among M&T Bank Corporation, Allied Irish Banks, p.l.c. and Allfirst Financial Inc. Incorporated by reference to Exhibit No. 2 to the Form 8-K dated October 3, 2002 (File No. 1-9861).

3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated May 29, 1998. Incorporated by reference to Exhibit No. 3.1 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).

3.2	Certificate of Amendment of the Certificate of Incorporation of M&T Bank Corporation dated October 2, 2000. Incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).

3.3	Certificate of Amendment to the Certificate of Incorporation of M&T Bank Corporation dated March 4, 2003, effective as of March 25, 2003. Incorporated by reference to Exhibit 3.3 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).

3.4	Certificate of Amendment to the Certificate of Incorporation of M&T Bank Corporation dated March 28, 2003, effective as of April 1, 2003. Incorporated by reference to Exhibit 3.4 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).

3.5	Amended and Restated Bylaws of M&T Bank Corporation effective as of October 21, 2003. Filed herewith.

4.1	Instruments defining the rights of security holders, including indentures. Incorporated by reference to Exhibit Nos. 3.1 through 3.3, 10.1 through 10.5, 10.12 through 10.15, and 10.17 through 10.26 hereof.

4.2	Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated January 31, 1997 (File No. 1-9861).

4.3	Amendment to Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.4	Junior Subordinated Indenture dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated January 31, 1997 (File No. 1-9861).

4.5	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.5 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.6	Guarantee Agreement dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to the Form 8-K dated January 31, 1997 (File No. 1-9861).

4.7	Amendment to Guarantee Agreement dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.7 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.8	Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated June 6, 1997 (File No. 1-9861).

4.9	Amendment to Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.9 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.10	Junior Subordinated Indenture dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated June 6, 1997 (File No. 1-9861).

4.11	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.12	Guarantee Agreement dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to the Form 8-K dated June 6, 1997 (File No. 1-9861).

4.13	Amendment to Guarantee Agreement dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.14	Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.14 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.15	Amendment to Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.15 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.16	Indenture dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.16 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.17	Supplemental Indenture dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.17 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.18	Second Supplemental Indenture dated as of February 28, 2003 by and between M&T Bank Corporation (as successor by merger to Olympia Financial Corp.) and The Bank of New York. Filed herewith.

4.19	Common Securities Guarantee Agreement dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.18 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.20	Amendment to Common Securities Guarantee Agreement as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.19 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.21	Series A Capital Securities Guarantee Agreement dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.20 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.22	Amendment to Series A Capital Securities Guarantee Agreement dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.21 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.23	Senior Indenture dated as of May 1, 1997 by and among Keystone Financial Mid-Atlantic Funding Corp., Olympia Financial Corp. (as successor by merger to Keystone Financial, Inc.), and Bankers Trust Company. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Keystone Financial Mid-Atlantic Funding Corp. and Keystone Financial, Inc. dated April 17, 1997 (File No. 333-25393).

4.24	First Supplemental Indenture, dated as of October 6, 2000, by and between Olympia Financial Corp. and Bankers Trust Company. Filed herewith.

4.25	Second Supplemental Indenture, dated as of February 28, 2003, by and between M&T Bank Corporation (as successor by merger to Olympia Financial Corp.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company). Filed herewith.

4.26	Indenture, dated as of December 30, 1996, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).

4.27	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).

4.28	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Filed herewith.

4.29	Amended and Restated Declaration of Trust, dated as of December 30, 1996, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Regular Trustees named therein. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).

4.30	Guarantee Agreement, dated as of December 30, 1996, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).

4.31	Registration Rights Agreement, dated as of December 30, 1996, by and among First Maryland Bancorp, First Maryland Capital I and the Initial Purchasers named therein. Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).

4.32	Indenture, dated as of February 4, 1997, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).

4.33	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.3 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).

4.34	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Filed herewith.

4.35	Amended and Restated Declaration of Trust, dated as of February 4, 1997, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Regular Trustees named therein. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).

4.36	Guarantee Agreement, dated as of February 4, 1997, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).

4.37	Registration Rights Agreement, dated as of February 4, 1997, by and among First Maryland Bancorp, First Maryland Capital II and the Initial Purchasers named therein. Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).

4.38	Indenture, dated as of July 13, 1999, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).

4.39	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).

4.40	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Filed herewith.

4.41	Amended and Restated Declaration of Trust of Allfirst Preferred Capital Trust, dated as of July 13, 1999, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).

4.42	Amended and Restated Declaration of Trust of Allfirst Preferred Asset Trust, dated as of July 13, 1999, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Administrators named therein. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).

4.43	Series B Capital Trust Guarantee Agreement, dated as of December 29, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).

4.44	Series B Asset Trust Preferred Guarantee Agreement, dated as of December 29, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).

4.45	Registration Rights Agreement, dated as of July 9, 1999, by and among First Maryland Bancorp, Allfirst Preferred Capital Trust, Allfirst Preferred Asset Trust and the initial purchaser named therein. Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).

4.46	Indenture, dated as of May 15, 1992, by and between First Maryland Bancorp and Bankers Trust Company. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of First Maryland Bancorp (File No. 33-46277).

4.47	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and Bankers Trust Company. Incorporated by reference to Exhibit 4.1 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).

4.48	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company). Filed herewith.

4.49	Registration Rights Agreement, dated April 1, 2003, between M&T Bank Corporation and Allied Irish Banks, p.l.c. Incorporated by reference to Exhibit 4.23 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).

10.1	Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and CitiBank, N.A. Incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).

10.2	Waiver, dated as of January 15, 2003, to Credit Agreement dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended December 31, 2002 (File No. 1-9861).

10.3	Amendment No. 1, dated December 9, 2003, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Filed herewith.

10.4	M&T Bank Corporation 1983 Stock Option Plan as last amended on April 20, 1999. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9861). *

10.5	M&T Bank Corporation 2001 Stock Option Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2001 (File No. 1-9861). *

10.6	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861). *

10.7	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7, 1985. Incorporated by reference to Exhibit No. (10)(d)(A) to the Form 10-K for the year ended December 31, 1984 (File No. 0-4561). *

10.8	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit No. 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861). *

10.9	Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861). *

10.10	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.7 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861). *

10.11	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit No. 10.8 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861). *

10.12	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.9 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861). *

10.13	M&T Bank Corporation Directors’ Stock Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 2002 (File No. 1-9861). *

10.14	Restated 1987 Stock Option and Appreciation Rights Plan of ONBANCorp, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861). *

10.15	1992 ONBANCorp Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861). *

10.16	Consulting agreement, dated July 9, 2000, between M&T Bank Corporation and T. Jefferson Cunningham III. Incorporated by reference to Exhibit 10.15 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861). *

10.17	Keystone Financial, Inc. 1997 Stock Incentive Plan, as amended November 19, 1998. Incorporated by reference to Exhibit 10.16 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460). *

10.18	Keystone Financial, Inc. 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10.10 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1997 (File No. 000-11460). *

10.19	Keystone Financial, Inc. 1988 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460). *

10.20	Keystone Financial, Inc. 1995 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit B to the Proxy Statement of Keystone Financial, Inc. dated April 7, 1995 (File No. 000-11460). *

10.21	Keystone Financial, Inc. 1990 Non-Employee Directors’ Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460). *

10.22	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460). *

10.23	Financial Trust Corp Non-Employee Director Stock Option Plan of 1994. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Financial Trust Corp, dated March 26, 1996 (File No. 333-01989). *

10.24	Progressive Bank, Inc. 1993 Non-Qualified Stock Option Plan for Directors. Incorporated by reference to Exhibit 10.9 to the Progressive Bank, Inc. Form 10-K for the year ended December 31, 1993 (File No. 0-15025). *

10.25	Premier National Bancorp, Inc. 1995 Incentive Stock Plan (as amended and restated effective May 13, 1999). Incorporated by reference to Exhibit 10.4 to the Premier National Bancorp, Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-13213). *

10.26	M&T Bank Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended September 30, 2002 (File No. 1-9861). *

11.1	Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 12 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

14.1	M&T Bank Corporation Code of Ethics for CEO and Senior Financial Officers. Filed herewith.

21.1	Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.

23.1	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 33-32044, 333-16077 and 333-84384. Filed herewith.

23.2	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 333-57330, 333-63660, 33-12207, 33-58500, 33-63917, 333-43171, 333-43175, 333-63985 and 333-97031. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

* Management contract or compensatory plan or arrangement.