Form 10-Q
period 2004-03-31
M&T BANK CORP
filed 2004-05-07
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on April 30, 2004: 118,533,428 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31,	December 31,
Dollars in thousands, except per share	2004	2003
Assets
Cash and due from banks	$1,827,401	1,877,494
Money-market assets
Interest-bearing deposits at banks	13,249	13,194
Federal funds sold and agreements to resell securities	90,575	22,288
Trading account	212,819	214,833

Total money-market assets	316,643	250,315

Investment securities
Available for sale (cost: $7,147,303 at March 31, 2004; $6,800,341 at December 31, 2003)	7,262,164	6,862,937
Held to maturity (market value: $110,075 at March 31, 2004; $108,053 at December 31, 2003)	106,986	104,872
Other (market value: $286,740 at March 31, 2004; $291,341 at December 31, 2003)	286,740	291,341

Total investment securities	7,655,890	7,259,150

Loans and leases	36,763,316	36,037,598
Unearned discount	(248,008)	(265,163)
Allowance for credit losses	(615,640)	(614,058)

Loans and leases, net	35,899,668	35,158,377

Premises and equipment	387,821	398,971
Goodwill	2,904,081	2,904,081
Core deposit and other intangible assets	219,683	240,830
Accrued interest and other assets	1,621,293	1,736,863

Total assets	$50,832,480	49,826,081

Liabilities
Noninterest-bearing deposits	$7,959,025	8,411,296
NOW accounts	885,885	1,738,427
Savings deposits	15,121,243	14,118,521
Time deposits	6,836,041	6,637,249
Deposits at foreign offices	2,538,686	2,209,451

Total deposits	33,340,880	33,114,944

Federal funds purchased and agreements to repurchase securities	4,354,877	3,832,182
Other short-term borrowings	600,738	610,064
Accrued interest and other liabilities	1,053,893	1,016,256
Long-term borrowings	5,747,951	5,535,425

Total liabilities	45,098,339	44,108,871

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued at March 31, 2004; 120,106,490 shares issued at December 31, 2003	60,198	60,053
Common stock issuable, 122,807 shares at March 31, 2004; 124,303 shares at December 31, 2003	6,562	6,326
Additional paid-in capital	2,898,499	2,888,963
Retained earnings	2,848,014	2,736,215
Accumulated other comprehensive income, net	57,435	25,653
Treasury stock - common, at cost - 1,488,239 shares at March 31, 2004; none at December 31, 2003	(136,567)	—

Total stockholders’ equity	5,734,141	5,717,210

Total liabilities and stockholders’ equity	$50,832,480	49,826,081

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended March 31
In thousands, except per share	2004	2003
Interest income
Loans and leases, including fees	$471,639	387,365
Money-market assets
Deposits at banks	15	14
Federal funds sold and agreements to resell securities	28	1,744
Trading account	150	48
Investment securities
Fully taxable	70,810	42,369
Exempt from federal taxes	3,490	4,019

Total interest income	546,132	435,559

Interest expense
NOW accounts	994	708
Savings deposits	22,921	22,684
Time deposits	36,389	38,111
Deposits at foreign office	6,882	3,123
Short-term borrowings	12,058	11,152
Long-term borrowings	47,585	43,814

Total interest expense	126,829	119,592

Net interest income	419,303	315,967
Provision for credit losses	20,000	33,000

Net interest income after provision for credit losses	399,303	282,967

Other income
Mortgage banking revenues	28,258	34,464
Service charges on deposit accounts	88,325	43,349
Trust income	33,586	14,199
Brokerage services income	13,853	10,048
Trading account and foreign exchange gains	5,123	641
Gain on sales of bank investment securities	2,512	233
Other revenues from operations	56,494	29,913

Total other income	228,151	132,847

Other expense
Salaries and employee benefits	200,750	124,074
Equipment and net occupancy	47,372	27,151
Printing, postage and supplies	9,892	7,013
Amortization of core deposit and other intangible assets	21,148	11,598
Other costs of operations	110,805	72,442

Total other expense	389,967	242,278

Income before taxes	237,487	173,536
Income taxes	77,997	56,998

Net income	$159,490	116,538

Net income per common share
Basic	$1.33	1.26
Diluted	1.30	1.23
Cash dividends per common share	$.40	.30
Average common shares outstanding
Basic	119,738	92,399
Diluted	122,316	95,062

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three months ended March 31
In thousands	2004	2003
Cash flows from operating activities
Net income	$159,490	116,538
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	20,000	33,000
Depreciation and amortization of premises and equipment	16,378	9,646
Amortization of capitalized servicing rights	14,118	11,449
Amortization of core deposit and other intangible assets	21,148	11,598
Provision for deferred income taxes	(27,367)	(12,476)
Asset write-downs	186	144
Net (gain) loss on sales of assets	(3,040)	228
Net change in accrued interest receivable, payable	(4,880)	347
Net change in other accrued income and expense	91,096	46,306
Net change in loans held for sale	(5,377)	157,332
Net change in trading account assets and liabilities	7,138	20

Net cash provided by operating activities	288,890	374,132

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	212,983	887
Other	5,013	19,112
Proceeds from maturities of investment securities
Available for sale	514,077	805,631
Held to maturity	45,074	10,290
Purchases of investment securities
Available for sale	(1,068,881)	(992,824)
Held to maturity	(47,194)	(14,329)
Other	(412)	(30,000)
Additions to capitalized servicing rights	(14,163)	(14,500)
Net increase in loans and leases	(760,185)	(684,294)
Capital expenditures, net	(4,813)	(3,044)
Other, net	67,223	4,217

Net cash used by investing activities	(1,051,278)	(898,854)

Cash flows from financing activities
Net increase in deposits	229,488	259,552
Net increase (decrease) in short-term borrowings	513,365	(1,042,370)
Proceeds from long-term borrowings	300,110	999,568
Payments on long-term borrowings	(100,766)	(101,760)
Purchases of treasury stock	(162,178)	—
Dividends paid - common	(47,644)	(27,701)
Other, net	48,207	(3,806)

Net cash provided by financing activities	780,582	83,483

Net increase (decrease) in cash and cash equivalents	18,194	(441,239)
Cash and cash equivalents at beginning of period	1,899,782	1,284,131
Cash and cash equivalents at end of period	$1,917,976	842,892

Supplemental disclosure of cash flow information
Interest received during the period	$535,853	431,148
Interest paid during the period	131,645	115,746
Income taxes paid during the period	9,718	981

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$4,607	2,308

M&T BANK CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income, net	stock	Total
2003
Balance - January 1, 2003	$—	48,570	6,190	1,192,998	2,297,848	54,772	(391,899)	3,208,479
Comprehensive income:
Net income	—	—	—	—	116,538	—	—	116,538
Other comprehensive income, net of tax:
Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(5,617)	—	(5,617)
Unrealized gains on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	201	—	201

								111,122
Repayment of management stock ownership program receivable	—	—	—	22	—	—	—	22
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	9,968	—	—	—	9,968
Exercises	—	—	—	(15,059)	—	—	25,288	10,229
Directors’ stock plan	—	—	—	6	—	—	175	181
Deferred compensation plans, net, including dividend equivalents	—	—	195	(220)	(39)	—	483	419
Common stock cash dividends - $.30 per share	—	—	—	—	(27,701)	—	—	(27,701)

Balance - March 31, 2003	$—	48,570	6,385	1,187,715	2,386,646	49,356	(365,953)	3,312,719

2004
Balance - January 1, 2004	$—	60,053	6,326	2,888,963	2,736,215	25,653	—	5,717,210
Comprehensive income:
Net income	—	—	—	—	159,490	—	—	159,490
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of reclassification adjustment	—	—	—	—	—	31,782	—	31,782

								191,272
Purchases of treasury stock	—	—	—	—	—	—	(162,178)	(162,178)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	11,644	—	—	—	11,644
Exercises	—	144	—	(1,909)	—	—	25,005	23,240
Directors’ stock plan	—	1	—	165	—	—	—	166
Deferred compensation plans, net, including dividend equivalents	—	—	236	(364)	(47)	—	606	431
Common stock cash dividends - $.40 per share	—	—	—	—	(47,644)	—	—	(47,644)

Balance - March 31, 2004	$—	60,198	6,562	2,898,499	2,848,014	57,435	(136,567)	5,734,141

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Three months ended March 31
In thousands	2004	2003
Beginning balance	$614,058	436,472
Provision for credit losses	20,000	33,000
Allowance related to loans sold or securitized	(501)	—
Net charge-offs
Charge-offs	(29,401)	(29,684)
Recoveries	11,484	4,892

Total net charge-offs	(17,917)	(24,792)

Ending balance	$615,640	444,680

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Financial Statements included in the Company’s 2003 Annual Report, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2. Acquisition of Allfirst Financial Inc.

On April 1, 2003, M&T completed the acquisition of Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland, from Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland. Allfirst was merged with and into M&T on that date. Allfirst Bank, Allfirst’s primary banking subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), a wholly owned subsidiary of M&T, on that date. Allfirst Bank operated 269 banking offices in Maryland, Pennsylvania, Virginia and the District of Columbia at the date of acquisition. The results of operations acquired in the Allfirst transaction have been included in the Company’s financial results since April 1, 2003. Acquired assets on April 1, 2003 totaled $16 billion, including $10 billion of loans and leases, liabilities assumed aggregated $14 billion, including $11 billion of deposits, and $2 billion was added to stockholders’ equity. AIB received 26,700,000 shares of M&T common stock valued at $2 billion (based on the market value of M&T common stock at the time the terms of the merger were agreed to and announced by M&T and AIB in September 2002) and $886 million in cash in exchange for all outstanding Allfirst common shares. The Company incurred merger expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company during the three-month period ended March 31, 2003 of $5 million ($4 million after tax effect). Those merger-related expenses consisted largely of expenses for professional services and other temporary help fees associated with the planning of the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to customers of Allfirst; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices. There were no similar expenses during the quarter ended March 31, 2004.

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

Disclosed below is certain pro forma information for 2003 as if Allfirst had been acquired on January 1, 2003. These results combine the historical results of Allfirst into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated date. In particular, expenses related to systems conversions and other costs of integration are included in the 2003 periods in which such costs were incurred and, additionally, the Company expects to achieve operating

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Acquisition of Allfirst Financial Inc., continued

cost savings as a result of the acquisition which are not reflected in the pro forma amounts presented below.

Pro forma
Three months ended
March 31
2003
(in thousands,
except per share)
Interest income	$576,265
Other income	224,807
Net income	141,152
Diluted earnings per common share	1.16

3. Earnings per share

The computations of basic earnings per share follow:

	Three months ended
	March 31
	2004	2003
	(in thousands, except per share)
Income available to common stockholders
Net income	$159,490	116,538
Weighted-average shares outstanding (including common stock issuable)	119,738	92,399
Basic earnings per share	$1.33	1.26

The computations of diluted earnings per share follow:

	Three months ended
	March 31
	2004	2003
	(in thousands, except per share)
Income available to common stockholders	$159,490	116,538
Weighted-average shares outstanding	119,738	92,399
Plus: incremental shares from assumed conversion of stock options	2,578	2,663

Adjusted weighted-average shares outstanding	122,316	95,062
Diluted earnings per share	$1.30	1.23

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Comprehensive income

The following table displays the components of other comprehensive income:

	Three months ended March 31, 2004
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$54,777	(21,463)	33,314
Less: reclassification adjustment for gains realized in net income	2,512	(980)	1,532

Net unrealized gains	$52,265	(20,483)	31,782

	Three months ended March 31, 2003
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(9,304)	3,830	(5,474)
Less: reclassification adjustment for gains realized in net income	233	(90)	143

	(9,537)	3,920	(5,617)
Unrealized gains on cash flow hedges	328	(127)	201

Net unrealized losses	$(9,209)	3,793	(5,416)

     Accumulated other comprehensive income, net consisted of unrealized gains (losses) as follows:

			Minimum
			pension
	Investment	Cash flow	liability
	securities	hedges	adjustment	Total
	(in thousands)
Balance - January 1, 2004	$38,111	—	(12,458)	25,653
Net gain (loss) during period	31,782	—	—	31,782

Balance - March 31, 2004	$69,893	—	(12,458)	57,435

Balance - January 1, 2003	$55,394	(622)	—	54,772
Net gain (loss) during period	(5,617)	201	—	(5,416)

Balance at March 31, 2003	$49,777	(421)	—	49,356

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) issued $310 million of fixed rate preferred capital securities. As a result of the Allfirst acquisition, M&T assumed responsibility for $300 million of similar preferred capital securities previously issued by special-purpose entities formed by Allfirst consisting of $150 million of floating rate preferred capital securities issued by First Maryland Capital I (“Trust IV”) in December 1996 and $150 million of floating rate preferred capital securities issued by First Maryland Capital II (“Trust V”) in January 1997. The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 2.12% and 1.98%, respectively, at March 31, 2004 and 2.15% and 2.01%, respectively, at December 31, 2003. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings, continued

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

The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities of Trust III, Trust IV and Trust V at March 31, 2004 and December 31, 2003 include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 2.12% and 1.98%, respectively, at March 31, 2004 and 2.15% and 2.01%, respectively, at December 31, 2003.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings, continued

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

As a result of the Allfirst acquisition, M&T also assumed responsibility for $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”) that were issued by Allfirst Preferred Capital Trust (“Allfirst Capital Trust”). Allfirst Capital Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures originally issued by Allfirst (and assumed by M&T as part of its acquisition of Allfirst on April 1, 2003) and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that were originally issued by Allfirst and are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 2.55% at March 31, 2004 and 2.58% at December 31, 2003.

Distributions on the SKATES are non-cumulative. The distribution rate on the SKATES and on the Floating Rate Junior Subordinated Debentures is a rate per annum of three month LIBOR plus 1.50% reset quarterly two business days prior

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings, continued

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

Effective December 31, 2003, the Company applied new accounting provisions promulgated by the Financial Accounting Standards Board (“FASB”) and removed the Trusts and Allfirst Asset Trust from the Company’s consolidated balance sheet. Accordingly, at March 31, 2004 and December 31, 2003, the Company included the Junior Subordinated Debentures payable to the Trusts and the Floating Rate Junior Subordinated Debentures payable to the Allfirst Asset Trust as long-term borrowings in its consolidated balance sheet. Prior to December 31, 2003 the Company included the preferred capital securities of the Trusts and the SKATES issued by Allfirst Capital Trust in its consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. That change in financial statement presentation had no economic impact on the Company and no material or substantive impact on the Company’s consolidated financial statements.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 21 to the Company’s consolidated financial statements as of and for the year ended December 31, 2003. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 21 to the Company’s 2003 consolidated financial statements, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company has, however, assigned such intangible assets to business units for purposes of

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Segment information, continued

testing for impairment. Information about the Company’s segments is presented in the following table:

	Three months ended March 31
	2004			2003
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Commercial
Banking(b)	$124,353	161	53,451	66,081	135	22,473
Commercial
Real Estate	61,976	278	29,374	46,600	334	23,164
Discretionary
Portfolio	45,123	1,335	26,127	23,788	378	13,962
Residential
Mortgage Banking	53,178	9,002	94	72,380	15,081	16,754
Retail Banking	290,433	4,935	49,281	191,732	3,460	40,373
All Other(b)	72,391	(15,711)	1,163	48,233	(19,388)	(188)

Total	$647,454	—	159,490	448,814	—	116,538

	Average total assets
	Three months ended		Year ended
	March 31		December 31
	2004	2003	2003
	(in millions)
Commercial Banking(b)	$10,601	6,572	9,693
Commercial Real Estate	7,423	6,306	7,191
Discretionary
Portfolio	10,454	6,897	8,821
Residential Mortgage
Banking	1,669	1,762	1,862
Retail Banking	14,551	9,835	13,166
All Other(b)	5,217	1,689	4,616

Total	$49,915	33,061	45,349

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets owned, interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $4,230,000 and $3,623,000 for the three-month periods ended March 31, 2004 and 2003, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Segment information, continued

(b)	During the second quarter of 2003, a strategic business unit which had previously been included in the “All Other” category was moved to the Commercial Banking segment for internal profitability reporting purposes. As a result, approximately $27 million of loans were transferred from the “All Other” category to the Commercial Banking segment. This strategic business unit contributed net interest expense and a net loss of less than $1 million in the first quarter of 2003. Financial information for the first quarter of 2003 has been reclassified to conform with current presentation.

7. Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	March 31	December 31
	2004	2003
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$3,883,320	3,747,663
Commercial real estate loans to be sold	179,212	70,747
Other commercial real estate and construction	1,119,954	730,485
Residential real estate loans to be sold	698,298	458,863
Other residential real estate	750,294	639,852
Commercial and other	6,698,693	6,786,997

Standby letters of credit	3,052,266	3,056,611

Commercial letters of credit	70,911	69,387

Financial guarantees and indemnification contracts	1,066,245	1,061,691

Commitments to sell real estate loans	1,232,083	895,808

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse which totaled $842 million at March 31, 2004 and December 31, 2003.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Commitments and contingencies, continued

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives in accordance with SFAS No. 133 and along with commitments to originate real estate loans to be held for sale and hedged real estate loans held for sale are now generally recorded in the consolidated balance sheet at estimated fair market value. However, in accordance with Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” issued by the United States Securities and Exchange Commission, effective April 1, 2004, value ascribable to cash flows that will be realized in connection with loan servicing activities will not be included in the determination of fair value of loans held for sale or commitments to originate loans for sale. Value ascribable to that portion of cash flows will be recognized at the time the underlying mortgage loans are sold. As a result, the Company expects that there will be a one-time deferral of mortgage banking revenues from the second quarter of 2004 to the third quarter of 2004. Had SAB No. 105 been effective at March 31, 2004, recognition of approximately $6 million of mortgage banking revenues would have been deferred from the first quarter to the second quarter of 2004. Moreover, had the provisions of SAB No. 105 been effective as of December 31, 2003, the Company estimates that mortgage banking revenues in the first quarter of 2004 would not have differed significantly from the amount of revenues actually reported in that quarter.

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

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending against M&T or its subsidiaries will be material to the Company’s consolidated financial position, but at the present time is not in a position to determine whether such litigation will have a material adverse effect on the Company’s consolidated results of operations in any future reporting period.

8. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost consisted of the following:

	Pension		Postretirement
	benefits		benefits
	Three months ended March 31
	2004	2003	2004	2003
	(in thousands)
Service cost	$7,850	3,820	225	125
Interest cost on projected benefit obligation	9,303	5,145	1,225	443
Expected return on plan assets	(9,376)	(6,508)	—	—
Amortization of prior service cost	—	9	—	42
Amortization of net actuarial loss	699	526	175	80

Net periodic benefit cost	$8,476	2,992	1,625	690

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) reported net income in the first quarter of 2004 of $159 million or $1.30 of diluted earnings per common share, increases of 37% and 6%, respectively, from the first quarter of 2003 when net income was $117 million or $1.23 of diluted earnings per common share. During the fourth quarter of 2003, net income was $167 million or $1.35 of diluted earnings per common share. Basic earnings per common share were $1.33 in the recently completed quarter, compared with $1.26 in the first quarter of 2003 and $1.39 in 2003’s final quarter. The after-tax impact of merger-related expenses associated with M&T’s acquisition activity, as discussed below, was $4 million or $.04 of diluted and basic earnings per share in 2003’s initial quarter and $2 million or $.01 of diluted and basic earnings per share in the fourth quarter of 2003. There were no similar expenses in the first quarter of 2004.

     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the first quarter of 2004 was 1.29%, compared with 1.43% in the year-earlier quarter and 1.35% in the fourth quarter of 2003. The annualized rate of return on average common stockholders’ equity was 11.19% in the recent quarter, compared with 14.46% and 11.77% in the first and fourth quarters of 2003, respectively. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.47% and 14.91%, respectively, for 2003’s first quarter and 1.36% and 11.89%, respectively, in the final 2003 quarter.

     On April 1, 2003, M&T completed the acquisition of Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland, from Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland. Allfirst Bank, Allfirst’s primary banking subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), a wholly owned bank subsidiary of M&T, on that date. Allfirst Bank operated 269 banking offices in Maryland, Pennsylvania, Virginia and the District of Columbia at the date of acquisition. AIB received 26,700,000 shares of M&T common stock and $886 million in cash in exchange for all outstanding Allfirst common shares. Immediately after the completion of the acquisition, AIB owned approximately 22.5% of the outstanding shares of M&T’s common stock. A condensed balance sheet for the Company as of the opening of business on April 1, 2003, which includes a summary of assets acquired and liabilities assumed from Allfirst, is presented herein.

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

     Merger-related expenses associated with the Allfirst acquisition incurred during the quarters ended March 31 and December 31, 2003 totaled $5 million ($4 million after tax effect) and $3 million ($2 million after tax effect), respectively. Such expenses were for professional services and temporary help associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to Allfirst’s customers; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices. There were no unpaid merger-related expenses as of March 31, 2004. In accordance with generally accepted accounting principles (“GAAP”), included in the determination of goodwill associated with the Allfirst merger were charges totaling $29 million, net of applicable income taxes ($48 million before tax effect), for severance costs for former Allfirst employees; investment banking and other professional fees; and termination of Allfirst contracts for various services. As of March 31, 2004, the remaining unpaid portion of such charges totaled $8 million and related largely to severance payments yet to be paid to former employees.

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

Supplemental Reporting of Non-GAAP Results of Operations

M&T has accounted for substantially all of its business combinations using the purchase method of accounting. As a result, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.1 billion at March 31, 2004 and December 31, 2003, and $1.2 billion at March 31, 2003. Included in such intangible assets at March 31, 2004 and December 31, 2003 was goodwill of $2.9 billion, up from $1.1 billion at March 31, 2003 due to the Allfirst acquisition. Amortization of core deposit and other intangible assets, after tax effect, was $13 million ($.11 per diluted share) during each of the first quarter of 2004 and fourth quarter of 2003, compared with $7 million ($.07 per diluted share) in the first quarter of 2003. The higher levels of such amortization when compared with 2003’s first quarter were due to the impact of core deposit and other intangible assets recorded as part of the Allfirst transaction.

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

     Net operating income rose 36% to $172 million in the first quarter of 2004 from $127 million in the corresponding quarter of 2003. Diluted net operating earnings per share for the recent quarter were $1.41, an increase of 5% from $1.34 in the first quarter of 2003. Net operating income and diluted net operating earnings per share were $182 million and $1.47, respectively, in the fourth quarter of 2003.

     Net operating income in 2004’s first quarter represented an annualized rate of return on average tangible assets of 1.48%, compared with 1.62% and 1.57% in the first and fourth quarters of 2003, respectively. Net operating income expressed as an annualized return on average tangible common equity was 26.02% in the first quarter of 2004, compared with 24.68% in the year-earlier quarter and 28.33% in the fourth quarter of 2003. Including the effect of merger-related expenses, the annualized net operating returns on average tangible assets and average tangible common stockholders’ equity for the first quarter of 2003 were 1.57% and 23.99%, respectively, and for the final 2003 quarter were 1.55% and 28.07%, respectively.

     Reconciliations of GAAP results with non-GAAP results are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income increased 33% to $424 million in the first quarter of 2004 from $320 million in the corresponding quarter of 2003. Taxable-equivalent net interest income was $426 million in the fourth quarter of 2003. The improvement in the recent quarter as compared with 2003’s first quarter reflects a $13.4 billion, or 45%, rise in average earning assets, offset, in part, by a narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. Average loans and leases increased $10.1 billion, or 39%, to $35.8 billion in the initial 2004 quarter from $25.8 billion in the corresponding quarter of 2003, but were down 1% from the $36.4 billion average in 2003’s final quarter. The most significant factor for the higher loan balances in the recently completed quarter as compared with the first quarter of 2003 was the impact of the $10.3 billion of loans obtained in the Allfirst acquisition. Such acquired loans were comprised of approximately $4.5 billion of commercial loans and leases (including $314 million of leveraged leases and $230 million of loans to foreign borrowers), $2.5 billion of commercial real estate loans, $383 million of residential real estate loans and $2.9 billion of consumer loans and leases. Excluding loans attributable to the Allfirst franchise, average outstanding commercial loans and commercial real estate loans in the recent quarter were higher by 5% and 3%, respectively, as compared with the first quarter of 2003. Although corporate profits have been reported at high levels, demand for commercial and industrial loans has remained lower than expected. Consumer loans in the non-Allfirst regions in the first quarter of 2004 grew at a 17% rate over the year-earlier period, largely due to increases in the automobile loan portfolio. The consumer real estate loan portfolio decreased 12% from the first quarter of 2003, due largely to the impact of two fourth quarter 2003 transactions in which M&T converted $1.3 billion of such loans into mortgage-backed securities. The decrease in average loans outstanding from the fourth quarter of 2003 was also largely attributable to the impact of those securitization transactions. Excluding loans associated with the Allfirst franchise, the Company experienced modest growth in the commercial loan and commercial real estate loan portfolios in the recent quarter as compared with 2003’s final quarter, while consumer loans grew at an annualized rate of 9%. More than offsetting these portfolio increases was the full-period impact of the fourth quarter securitization transactions. In the portfolios acquired from Allfirst, average loans continued to decline, largely due to the Company’s decision to de-emphasize certain specialized lending businesses and due to prepayment activity in a discontinued home equity loan product. The rate of decline in the acquired portfolios has, however, slowed from earlier quarters. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2004	2003	2003
Commercial, financial, etc.	$9,100	70%	(1)%
Real estate – commercial	12,521	29	1
Real estate – consumer	3,083	(3)	(18)
Consumer
Automobile	4,476	30	1
Home equity lines	3,284	54	4
Home equity loans	1,683	170	(6)
Other	1,696	22	—

Total consumer	11,139	47	1

Total	$35,843	39%	(1)%

     Investment securities averaged $7.5 billion during the first quarter of 2004, compared with $3.6 billion in the year-earlier quarter and $6.2 billion in the fourth quarter of 2003. The higher level of investment securities in the recently completed quarter included the impact of investment securities obtained in the Allfirst acquisition, the fourth quarter 2003 residential real estate loan securitizations already noted, and net purchases of securities in 2003 and 2004. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination.

     Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, federal funds sold and agreements to resell securities, averaged $85 million in the recently completed quarter, compared with $577 million and $99 million in the first and fourth quarters of 2003, respectively. The amount of investment securities and money-market assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

     As a result of the changes described herein, average earning assets increased 45% to $43.4 billion in the first quarter of 2004 from $30.0 billion in the year-earlier quarter. Average earning assets were $42.7 billion in the fourth quarter of 2003.

     Core deposits represent the most significant source of funding for the Company and are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T. Average core deposits were $27.9 billion in the first quarter of 2004, compared with $17.8 billion in the year earlier quarter and $28.3 billion in 2003’s fourth quarter. Core deposits assumed in connection with the Allfirst acquisition totaled $10.7 billion on April 1, 2003. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
Dollars in millions	2004	2003	2003
NOW accounts	$1,114	41%	(4)%
Savings deposits	14,696	54	1
Time deposits less than $100,000	4,564	24	(5)
Noninterest-bearing deposits	7,563	102	(2)

Total	$27,937	57%	(1)%

     The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.2 billion in the initial 2004 quarter and fourth quarter of 2003, compared with $1.0 billion during the first quarter of 2003. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $2.8 billion, $1.1 billion and $2.4 billion for the three-month periods ended March 31, 2004, March 31, 2003 and December 31, 2003, respectively. Brokered time deposits averaged $854 million during the first quarter of 2004, compared with $1.2 billion and $412 million in the first and fourth quarters of 2003, respectively. At March 31, 2004, brokered time deposits totaled $1.3 billion and had a weighted-average remaining term to maturity of 18 months. Certain of these brokered time deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $100 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $59 million during the first quarters of 2004 and 2003, and $60 million in the fourth quarter of 2003. Offshore branch deposits and brokered deposits have been used by the Company as an alternative to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

     The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York, Pittsburgh and Atlanta (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $4.8 billion in the recent quarter, compared with $3.5 billion and $4.2 billion in the first and fourth quarters of 2003, respectively. Amounts borrowed from the FHLB and included in short-term borrowings averaged $572 million in the first quarter of 2003, while there were no such short-term borrowings in the fourth quarter of 2003 or in the initial 2004 quarter. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank formed in November 2002. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. The remaining short-term borrowings were predominantly comprised of unsecured federal funds borrowings, which generally mature daily. Federal funds borrowings averaged $3.9 billion in the recent quarter, compared with $2.4 billion and $3.3 billion in the first and fourth quarter of 2003, respectively.

     The average balance of long-term borrowings was $5.6 billion in the first quarter of 2004, compared with $4.8 billion in the year-earlier quarter and $5.9 billion in the fourth quarter of 2003. Included in average long-term borrowings were amounts borrowed from the FHLB of $3.1 billion in the initial quarter of 2004, and $3.8 billion and $3.6 billion in the first and fourth quarters of 2003, respectively, and subordinated capital notes of $1.3 billion in the two most recent quarters and $604 million in the first quarter 2003. Subordinated capital notes obtained in the Allfirst acquisition on April 1, 2003 averaged $330 million in the first quarter of 2004 and $332 million in the final 2003 quarter. As described in note 5 of Notes to Financial Statements, as of December 31, 2003 the Company applied new accounting provisions promulgated by the Financial Accounting Standards Board (“FASB”) and removed from its consolidated balance sheet the trusts that had issued trust preferred securities. That change had no economic impact on the Company and no material or substantive impact on the Company’s financial statements. Trust preferred securities included in average long-term borrowings totaled $318 million in the first quarter of 2003 and $686 million in the fourth quarter of 2003. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings in 2004’s initial quarter were $710 million. Junior subordinated debentures associated with trust preferred securities assumed in the Allfirst acquisition averaged $383 million in the recent quarter. Trust preferred securities assumed in the acquisition of Allfirst averaged $372 million in the fourth quarter of 2003. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 5 of Notes to Financial Statements. As described later, certain interest rate swap agreements have been entered into by the Company as part of its management of interest rate risk relating to long-term borrowings.

     In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, changes in interest rates and spreads can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.67% in the first quarter of 2004 and 4.05% in the year-earlier quarter. The yield on earning assets during the recent quarter decreased 84 basis points (hundredths of one percent) to 5.10% from 5.94%, while the rate paid on interest-bearing liabilities decreased 46 basis points to 1.43% from 1.89%. In the final quarter of 2003, the net interest spread was 3.68%, the yield on earning assets was 5.16% and the rate paid on interest-bearing liabilities was 1.48%. Lower yielding portfolios of loans and investment securities obtained in the Allfirst merger contributed to the reduced yields on earning assets in the two most recent quarters as compared with the first quarter of 2003 and were the leading cause for the lower net interest spread in those quarters. The declines in interest rates earned and paid also reflect generally lower market interest rates.

     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Average net interest-free funds totaled $7.8 billion in the first quarter of 2004, compared with $4.3 billion and $7.9 billion in the first and fourth quarters of 2003, respectively. The increases in average net interest-free funds in the first 2004 quarter and the fourth quarter of 2003 as compared with the initial 2003 quarter were due largely to the impact of the Allfirst acquisition. Goodwill and core deposit and other intangible assets averaged $3.1 billion during the first quarter of 2004, $3.2 billion in the fourth quarter of 2003 and $1.2 billion in the first quarter of 2003. Average goodwill and core deposit and other intangible assets resulting from the Allfirst transaction totaled $2 billion in the recently completed quarter and in the fourth quarter of 2003. The cash surrender value of bank owned life insurance averaged $956 million and $624 million in the first quarter of 2004 and 2003, respectively, and $944 million in the fourth quarter of 2003. The cash surrender value of bank owned life insurance obtained on April 1, 2003 in conjunction with the Allfirst acquisition averaged $294 million and $290 million in the two most recent quarters. Tax-exempt income earned from increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”

     The contribution of net interest-free funds to net interest margin was ..25% in the recent quarter, compared with .27% in the year-earlier quarter and .28% in 2003’s fourth quarter. The decline in the contribution to net interest margin ascribed to net interest-free funds in the recent quarter as compared with the first quarter of 2003 resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution, while the decreased contribution from the fourth quarter of 2003 was largely due to a $121 million decline in net interest-free funds.

     Reflecting the changes described herein, the Company’s net interest margin was 3.92% in 2004’s initial quarter, down from 4.32% in the comparable quarter of 2003 and 3.96% in the fourth quarter of 2003. As noted earlier, lower yielding portfolios of loans and investment securities obtained in the Allfirst acquisition contributed to the lower net interest margin in the two most recent quarters as compared with the first quarter of 2003. The continuing low interest rate environment has resulted in a narrowing of the net interest margin in recent quarters, as the yields on earning assets (particularly loan yields due to repricing) have declined more than rates paid on interest-bearing liabilities. The net interest margin has declined in each quarter subsequent to the first quarter of 2003, and the recent quarter’s net interest margin was the lowest earned by the Company since the fourth quarter of 1998.

     In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $675 million as of March 31, 2004, $685 million as of December 31, 2003 and $355 million as of March 31, 2003. In general, under the terms of these swap agreements, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates. However, under the terms of a $100 million swap agreement that had been in effect at March 31, 2003 and that had been designated as a cash flow hedge, the Company paid a fixed rate of interest and received a variable rate.

     As of March 31, 2004, all of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness of both fair value and cash flow hedges used for interest rate risk management purposes recognized during the quarters ended March 31, 2004 and 2003 and the quarter ended December 31, 2003 were not material to the Company’s results of operations. The estimated fair values of interest rate swap agreements designated as fair value hedges was a gain of approximately $15 million at March 31, 2004, compared with a gain of $7 million at March 31, 2003 and a loss of $1 million at December 31, 2003. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The estimated fair value of the interest rate swap agreement designated as a cash flow hedge at March 31, 2003 was a loss of approximately $690 thousand. Net of applicable income taxes, such loss was approximately $421 thousand and was included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet as of March 31, 2003. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates.

     The weighted average rates to be received and paid under interest rate swap agreements currently in effect were 6.99% and 4.04%, respectively, at March 31, 2004. The average notional amounts of interest rate swap agreements and the related effect on net interest income and margin, and the weighted-average rate paid or received on those swaps are presented in the accompanying table.

INTEREST RATE SWAP AGREEMENTS

	Three months ended March 31
	2004		2003
Dollars in thousands	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(5,241)	(.06)	(1,979)	(.03)

Net interest income/margin	$5,241	.05%	$1,979	.03%

Average notional amount **	$675,659		$457,222

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Excludes forward-starting interest rate swap agreements.

     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. M&T Bank has also obtained funding through issuances of subordinated capital notes and through the $500 million revolving asset-backed borrowing noted earlier. Informal and sometimes reciprocal sources of funding are also available to M&T Bank through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $4.0 billion, $3.5 billion and $1.9 billion at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. In general, these borrowings were unsecured and matured on the following business day.

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

     The Company serves in the capacity of remarketing agent for variable rate demand bonds (“VRDBs”), in a line of business obtained in the Allfirst acquisition. The VRDBs are enhanced by a direct-pay letter of credit provided by M&T Bank. Holders of the VRDBs generally have the right to sell the bonds to the remarketing agent with seven days notice, which could result in M&T Bank owning the VRDBs for some period of time until such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. The value of VRDBs in the Company’s trading account totaled $10 million at March 31, 2004 and $22 million at December 31, 2003. As of March 31, 2004 and December 31, 2003, the total amount of VRDBs outstanding backed by an M&T Bank letter of credit was $1.6 billion and $1.7 billion, respectively. M&T Bank also serves as remarketing agent for most of those bonds.

     The Company enters into contractual obligations in the normal course of business which require future cash payments. The Company also has off-balance sheet commitments to customers that may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Since many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 7 of Notes to Financial Statements.

     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, at March 31, 2004 approximately $701 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at March 31, 2004 or at December 31, 2003.

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

     The accompanying table as of March 31, 2004 and December 31, 2003 displays the estimated impact on net interest income from non-trading financial instruments resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
(dollars in thousands)

	Calculated increase(decrease)
	in projected net interest income
Changes in interest rates	March 31, 2004	December 31, 2003
+200 basis points	$(26,383)	4,504
+100 basis points	(9,861)	(190)
-100 basis points	4,999	(12,945)
-200 basis points	4,657	(13,064)

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

     The notional amounts of interest rate contracts entered into for trading purposes totaled $5.3 billion at March 31, 2004 and December 31, 2003, compared with $1.4 billion at March 31, 2003. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $605 million, $216 million and $548 million at March 31, 2004, March 31, 2003 and December 31, 2003, respectively. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $213 million and $144 million, respectively, at March 31, 2004, $49 million and $34 million, respectively, at March 31, 2003, and $215 million and $139 million, respectively, at December 31, 2003. The higher amounts of trading account assets and liabilities at March 31, 2004 and December 31, 2003 reflect the fair values of interest rate swap agreements and foreign exchange contracts executed with customers associated with Allfirst and the related offsetting trading positions. Included in trading account assets at March 31, 2004, December 31, 2003 and March 31, 2003 were $43 million, $39 million and $13 million, respectively, related to deferred compensation plans. Changes in the fair value of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at March 31, 2004, December 31, 2003 and March 31, 2003 were $51 million, $49 million and $22 million respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income. Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the first quarter of 2004 was $20 million, down from $33 million in the year-earlier quarter and $28 million in 2003’s fourth quarter. Net loan charge-offs declined to $18 million in the recent quarter, compared with $25 million during the first quarter of 2003 and $32 million during the fourth quarter of 2003. Net charge-offs as an annualized percentage of average loans and leases were .20% in the recent quarter, significantly lower than .39% and .35% in the first and fourth quarters of 2003, respectively. Net charge-offs of loans acquired from Allfirst have not been significant. A summary of net charge-offs by loan type follows:

NET CHARGE-OFFS
BY LOAN/LEASE TYPE

	First Quarter	First Quarter	Fourth Quarter
In thousands	2004	2003	2003
Commercial, financial, etc.	$3,450	12,237	11,476
Real estate:
Commercial	(878)	1,358	1,571
Residential	1,241	530	1,941
Consumer	14,104	10,667	17,173

	$17,917	24,792	32,161

     Nonperforming loans consist of nonaccrual and restructured loans, and totaled $256 million or .70% of total loans and leases outstanding at March 31, 2004, compared with $230 million or .88% a year earlier and $240 million or .67% at December 31, 2003. Included in nonperforming loans at March 31, 2004 and December 31, 2003 were $64 million and $67 million, respectively, of nonperforming loans obtained in the Allfirst acquisition.

     Accruing loans past due 90 days or more totaled $144 million or .40% of total loans and leases at March 31, 2004, compared with $146 million or .56% at March 31, 2003 and $155 million or .43% at December 31, 2003. Such loans at March 31, 2004 and December 31, 2003 include $15 and $17 million, respectively, of accruing loans past due 90 days or more obtained in the Allfirst transaction. Accruing loans past due 90 days or more also included one-to-four family residential mortgage loans serviced by the Company and repurchased from the Government National Mortgage Association (“GNMA”). The repurchased loans totaled $110 million and $120 million as of March 31, 2004 and 2003, respectively, and $118 million at December 31, 2003. The outstanding principal balances of the repurchased loans are fully guaranteed by government agencies. The loans were repurchased to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors.

     Commercial loans and leases classified as nonperforming aggregated $128 million at March 31, 2004, $105 million at December 31, 2003 and $110 million at March 31, 2003. The recent quarter’s total includes one large commercial loan of approximately $30 million classified as nonperforming near the end of the quarter. Commercial loans and leases obtained in the Allfirst transaction classified as nonperforming at March 31, 2004 and December 31, 2003 totaled $44 million and $45 million, respectively.

     Nonperforming commercial real estate loans totaled $44 million at March 31, 2004, $53 million at March 31, 2003 and $48 million at December 31, 2003. Commercial real estate loans obtained in the acquisition of Allfirst classified as nonperforming at March 31, 2004 and December 31, 2003 were $3 million and $4 million, respectively.

     Residential real estate loans classified as nonperforming were $48 million at March 31, 2004, compared with $39 million at March 31, 2003 and $51 million at December 31, 2003. Residential real estate loans past due 90 days or more and accruing interest totaled $130 million at March 31, 2004, compared with $139 million a year earlier and $141 million at December 31, 2003. As already discussed, a substantial portion of such amounts relate to loans repurchased from GNMA which are fully guaranteed by government agencies. Residential real estate loans obtained in the Allfirst acquisition classified as nonperforming and past due 90 days or more and accruing interest aggregated $12 million and $6 million, respectively, at March 31, 2004 and $13 million and $7 million, respectively at December 31, 2003.

     Nonperforming consumer loans and leases totaled $36 million at March 31, 2004 and December 31, 2003, compared with $28 million at March 31, 2003. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .32% at March 31, 2004, compared with .36% at March 31, 2003 and .33% at December 31, 2003.

     Assets acquired in settlement of defaulted loans were $19 million at March 31, 2004, compared with $17 million at March 31, 2003 and $20 million at December 31, 2003.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA

	2004		2003 Quarters
Dollars in thousands	First Quarter	Fourth	Third	Second	First
Nonaccrual loans	$248,188	232,983	278,300	311,881	222,334
Renegotiated loans	7,637	7,309	6,888	6,985	7,630

Total nonperforming loans	255,825	240,292	285,188	318,866	229,964
Real estate and other assets owned	19,189	19,629	20,158	23,028	16,976

Total nonperforming assets	$275,014	259,921	305,346	341,894	246,940

Accruing loans past due 90 days or more*	$144,345	154,759	174,224	169,753	146,355

Government guaranteed loans included in totals above
Nonperforming loans	$19,044	19,355	19,225	16,243	12,513
Accruing loans past due 90 days or more	116,826	124,585	133,045	135,545	123,697

Nonperforming loans to total loans and leases, net of unearned discount	.70%	.67%	.77%	.86%	.88%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.75%	.73%	.82%	.92%	.94%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discounts	.40%	.43%	.47%	.46%	.56%

*	Predominately residential mortgage loans.

     Management regularly assesses the adequacy of the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans and the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses at each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; (iii) significant growth in loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types; and (iv) the large portfolios of loans obtained in the acquisition of Allfirst which management continues to evaluate in accordance with the Company’s policies and procedures for credit underwriting, loan classification, and measurement of exposure to loss. The level of the allowance is adjusted based on the results of management’s analysis.

     Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2004 in light of (i) the uncertain status of the overall economic recovery; (ii) the mixed economic indicators being proffered by government economists and others; and (iii) given the relative size of the acquired Allfirst loan portfolios, the status of management’s ongoing detailed credit reviews of such portfolios. Although there are indications that the national economy has improved and optimism about its future outlook is growing, concerns remain about stagnant job growth, which could cause consumer spending to slow; higher interest rates, which, among other things, could adversely impact the housing market; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and sluggish commercial loan demand.

     Management believes that the allowance for credit losses at March 31, 2004 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $616 million, or 1.69% of total loans and leases at March 31, 2004, compared with $445 million or 1.70% a year earlier and $614 million or 1.72% at December 31, 2003. On the April 1, 2003 acquisition date, Allfirst had an allowance for credit losses of $146 million, or 1.43% of Allfirst’s loans then outstanding. Immediately following the acquisition, the combined balance sheet of M&T and Allfirst included an allowance for credit losses of $591 million, or 1.62% of the $36.5 billion of then outstanding loans. The ratio of the allowance for credit losses to nonperforming loans was 241% at the most recent quarter-end, compared with 193% a year earlier and 256% at December 31, 2003. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income was $228 million in the first quarter of 2004, 72% higher than $133 million in the year-earlier quarter, but down 2% from $234 million in the fourth quarter of 2003. Approximately $92 million of the increase from 2003’s initial quarter was attributable to revenues related to operations or market areas associated with the former Allfirst franchise. The decline in other income in the recent quarter as compared with 2003’s final quarter reflects a $4 million quarter-to-quarter decrease in mortgage banking revenues.

     Mortgage banking revenues totaled $28 million in 2004’s initial quarter, down from $34 million in the first quarter of 2003 and $32 million in the final quarter of 2003. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities is largely comprised of the origination, sales and servicing of loans in conjunction with the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program, which was a business line acquired in the Allfirst transaction.

     Residential mortgage banking revenues, which include gains from sales of residential mortgage loans and loan servicing rights, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, decreased to $24 million in the recent quarter from $34 million in the year-earlier period and $25 million in 2003’s final quarter. The significant decrease in such revenues in the first quarter of 2004 as compared with the corresponding 2003 quarter was largely due to lower levels of loan originations. Higher origination activity in the 2003 quarter reflected the impact of historically low levels of interest rates that produced an extremely favorable environment for loan origination and refinancing activities by consumers. Residential mortgage loans originated for sale to other investors were approximately $1.0 billion during the first quarter of 2004, compared with $1.5 billion in 2003’s first quarter and $1.1 billion in the fourth quarter of 2003. Realized gains from sales of residential mortgage loans and loan servicing rights and unrealized gains from recording residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans at fair market value aggregated $8 million in the first quarter of 2004, compared with $18 million in the first quarter of 2003 and $9 million in the final 2003 quarter. Revenues from servicing residential mortgage loans for others were $14 million in the quarters ended March 31, 2004 and 2003, and $13 million in the fourth quarter of 2003. Included in each quarter’s servicing revenues were amounts related to purchased servicing rights associated with small balance commercial real estate loans of $1 million. Residential mortgage loans serviced for others totaled $13.7 billion at March 31, 2004, compared with $12.6 billion at March 31, 2003 and $13.6 billion at December 31, 2003, including the small balance commercial real estate loans noted above of approximately $977 million and $690 million at March 31, 2004 and 2003, respectively, and $1.0 billion at December 31, 2003. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $119 million at March 31, 2004, compared with $106 million at March 31, 2003 and $129 million at December 31, 2003. Included in capitalized residential mortgage servicing assets were $7 million at March 31, 2004 and 2003, and $8 million at December 31, 2003 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Residential mortgage loans held for sale totaled $707 million and $897 million at March 31, 2004 and 2003, respectively, and $723 million at December 31, 2003. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $1.0 billion and $698 million, respectively, at March 31, 2004, $1.4 billion and $984 million, respectively, at March 31, 2003, and $824 million and $459 million, respectively, at December 31, 2003. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $9 million and $14 million at March 31, 2004 and 2003, respectively, and $7 million at December 31, 2003. Changes in net unrealized gains are recorded in mortgage banking revenues and resulted in a net increase in revenues of $2 million in the first quarter of 2004 and $166 thousand in the 2003’s fourth quarter. Changes in net unrealized gains resulted in a decrease in mortgage banking revenues of $1 million in the first quarter of 2003.

     As further explained in “Recent Accounting Developments” included herein, in March 2004 the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding the accounting for loans held for sale and loan commitments accounted for as derivative instruments. Effective April 1, 2004, value ascribable to loan cash flows that will ultimately be realized in connection with mortgage servicing activities should not be included in the determination of fair value of loans held for sale or commitments to originate loans for sale, but rather should only be recognized at the time the underlying mortgage loans are sold. As a result, the Company expects that there will be a one-time deferral of mortgage banking revenues from the second quarter of 2004 to the third quarter of 2004. Had SAB No. 105 been effective at March 31, 2004, recognition of approximately $6 million of mortgage banking revenues would have been deferred from the first quarter to the second quarter of 2004.

     Commercial mortgage banking revenues in the first quarter of 2004 and the fourth quarter of 2003 were $4 million and $7 million, respectively, including $1 million and $4 million, respectively, of revenues from loan origination and sales activities. Commercial mortgage loan servicing revenues were $2 million in each of the first quarter of 2004 and the fourth quarter of 2003. Capitalized commercial mortgage servicing assets totaled $22 million at March 31, 2004 and December 31, 2003. Commercial mortgage loans held for sale at March 31, 2004 and December 31, 2003 were $21 million and $1 million, respectively.

     Service charges on deposit accounts were $88 million in the initial quarter of 2004, up from $43 million in the corresponding quarter of the previous year, but down slightly from $90 million in the fourth quarter of 2003 due to traditional fourth quarter seasonality. Fees for deposit services provided to customers in areas formerly served by Allfirst contributed $42 million and $43 million, respectively, to such revenue in the first quarter of 2004 and the fourth quarter of 2003. Reflecting $19 million of revenues associated with the acquired Allfirst operations in each of the two most recent quarters, trust income totaled $34 million in the initial 2004 quarter, up from $14 million in last year’s first quarter, but little changed from the fourth quarter of 2003. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $14 million in the first quarter of 2004, compared with $10 million and $13 million in the first and fourth quarters of 2003, respectively. The improvement in the two most recent quarters as compared with 2003’s first quarter was the result of revenues from the former Allfirst regions. Trading account and foreign exchange activity resulted in gains of $5 million during the quarters ended March 31, 2004 and December 31, 2003, compared with gains of $641 thousand in 2003’s first quarter. The increased gains in the recent quarter and 2003’s fourth quarter as compared with the first quarter of 2003 were due in part to higher volumes of trading assets and liabilities relating to contracts executed with customers formerly associated with Allfirst. Also contributing to the rise in such gains were market value increases in trading assets held in connection with deferred compensation plans. Other revenues from operations totaled $56 million in the recent quarter, compared with $30 million in the corresponding quarter of 2003 and $57 million in the fourth quarter of 2003. Other revenues from operations included letter of credit and other credit-related fees of $18 million in the first quarter of 2004, compared with $7 million and $16 million in the first and fourth quarters of 2003, respectively. Also included in other revenues from operations is tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $13 million during the first 2004 quarter, $8 million in the year-earlier quarter and $12 million in 2003’s final quarter. Other revenues from operations associated with the Allfirst franchise were $22 million and $20 million in the first quarter of 2004 and the fourth quarter of 2003, respectively, including credit-related fees of $10 million and $9 million, respectively, and income from bank owned life insurance of $4 million in each quarter.

Other Expense

Other expense totaled $390 million in the initial quarter of 2004, 61% higher than $242 million in the year-earlier period and up 3% from $378 million in 2003’s final quarter. Expenses related to the acquired operations of Allfirst significantly contributed to the higher level of expenses in the first quarter of 2004 and the final 2003 quarter compared with the first quarter of 2003. Included in the amounts noted above are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $21 million in the first quarter of 2004 and in the fourth quarter of 2003, and $12 million in the first quarter of 2003, and merger-related expenses of $5 million and $3 million in the first and fourth quarters of 2003. There were no merger-related expenses in the first quarter of 2004. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $369 million in the initial 2004 quarter, compared with $225 million and $354 million in the first and fourth quarters of 2003, respectively. Expenses associated with operations acquired from Allfirst were the predominant factors for the higher expense levels in the two most recent quarters as compared with the first quarter of 2003. However, because the acquired operations of Allfirst have been integrated with the operations the Company previously had, the Company’s higher operating expenses cannot be precisely divided between or attributed directly to the acquired operations of Allfirst or to the Company as it existed prior to the transaction. Also contributing to the higher expense level in the recent quarter was an $11 million provision for impairment of capitalized residential mortgage servicing rights, reflecting changes in the estimated fair value of such rights. There was no similar provision in the first quarter of 2003, while there was an impairment reversal that resulted in an expense reduction of $4 million in 2003’s fourth quarter. Table 2 provides a reconciliation of other expense to noninterest operating expense, as well as a summary of merger-related expenses.

     Salaries and employee benefits expense totaled $201 million in the most recent quarter, compared with $124 million in the first quarter of 2003 and $197 million in the fourth quarter of 2003. Salaries and benefits related to the acquired operations of Allfirst were the leading contributor to the rise in salaries and employee benefits expense from the first quarter of 2003. Salaries and benefits expense included stock-based compensation of $12 million in the two most recent quarters and $10 million in the first quarter of 2003.

     Excluding the nonoperating expense items previously noted, nonpersonnel operating expenses totaled $168 million in the recent quarter, compared with $101 million in the first quarter of 2003 and $158 million in 2003’s fourth quarter. The impact of the Allfirst acquisition was a significant contributor to the higher expense levels in the two most recent quarters. Also contributing to the higher expense level in 2004’s first quarter was the already noted $11 million provision for impairment of capitalized residential mortgage servicing rights. Such servicing rights were valued at quarter-end when mortgage interest rates had dropped to their lowest levels since the second quarter of 2003. As a result, the quarter-end valuation reflects the impact on customer refinancings of outstanding mortgage loans that the lower interest rates were expected to have on residential mortgage prepayment speeds. There was no provision for impairment of capitalized residential mortgage servicing rights in the first quarter of 2003, while there was a reduction of expense of $4 million in the fourth quarter of 2003 resulting from a partial reversal of the valuation allowance for possible impairment of capitalized mortgage servicing rights. That partial reduction reflected the increase in value of capitalized servicing rights resulting from higher residential mortgage loan interest rates at the end of 2003.

     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from sales of bank investment securities) measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 56.8% in the first quarter of 2004, compared with 49.8% in the year-earlier period and 53.9% in the fourth quarter of 2003. The higher ratios in the first quarter of 2004 and the final 2003 quarter as compared with 2003’s initial quarter reflect the impact of acquired Allfirst operations. The provision for capitalized servicing rights impairment in the recent quarter adversely impacted that quarter’s efficiency ratio as compared with the immediately preceding quarter. Noninterest operating expenses used in calculating the efficiency ratio do not include the merger-related expenses or amortization of core deposit and other intangible assets noted earlier. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for the three-month periods ended March 31, 2004, March 31, 2003 and December 31, 2003 would have been 60.1%, 52.4% and 57.2%, respectively.

Capital

Stockholders’ equity at March 31, 2004 was $5.7 billion and represented 11.28% of total assets, compared with $3.3 billion or 9.91% a year earlier and $5.7 billion or 11.47% at December 31, 2003. Stockholders’ equity per share was $48.17 at March 31, 2004, up from $35.81 and $47.55 at March 31 and December 31, 2003, respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $22.47 at March 31, 2004, compared with $23.13 a year earlier and $21.97 at December 31, 2003.

     During the first quarter of 2004, M&T resumed repurchasing its common stock under authorized repurchase programs. In February 2004, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. Through March 31, 2004, M&T had repurchased 400,000 shares of common stock pursuant to such plan at an average cost of $91.73 per share. Also in February, M&T completed the stock repurchase program it had announced in November 2001 by repurchasing 1,367,900 shares at an average cost of $91.74 per share. In total, M&T repurchased

4,999,998 shares pursuant to the November 2001 program at an average cost of $82.11 per share. During 2004’s first quarter, in the aggregate M&T repurchased 1,767,900 shares of its common stock at an average cost per share of $91.73.

     Included in stockholders’ equity was accumulated other comprehensive income which reflects the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale; unrealized fair value gains or losses associated with interest rate swap agreements designated as cash flow hedges; and minimum pension liability adjustments. Net unrealized gains on available for sale investment securities were $70 million, or $.59 per common share, at March 31, 2004, compared with unrealized gains of $50 million, or $.54 per share, at March 31, 2003 and $38 million, or $.32 per share, at December 31, 2003. Such unrealized gains are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Net unrealized fair value losses associated with interest rate swap agreements designated as cash flow hedges, were $421 thousand at March 31, 2003, representing less than $.01 per share. There were no outstanding interest rate swap agreements designated as cash flow hedges at March 31, 2004 or December 31, 2003. The minimum pension liability adjustment, net of applicable tax effect, reduced accumulated other comprehensive income by $12 million at March 31, 2004 and December 31, 2003, or $.10 per share at each of those dates. There was no similar adjustment required at March 31, 2003.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes the $686 million of trust preferred securities as described in note 5 of Notes to Financial Statements. As of March 31, 2004, total capital further included $1.2 billion of subordinated notes.

     The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as an annualized percentage of regulatory “core capital” at the beginning of each period, was 15.65% during the first quarter of 2004, compared with 18.15% and 19.00% in the first and fourth quarters of 2003, respectively.

     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A. as of March 31, 2004 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
March 31, 2004

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Core capital	7.27%	7.26%	31.80%
Total capital	11.15%	10.98%	32.83%
Leverage	6.88%	6.88%	19.56%

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

     The Commercial Banking segment contributed net income of $53 million in the first quarter of 2004, up 138% from $22 million in the first quarter of 2003 and 11% higher than the $48 million earned in the fourth quarter of 2003.

The favorable performance as compared with the previous year’s first quarter was predominantly attributable to the Allfirst acquisition, which resulted in increases in net interest income on loans of $16 million, service charges on deposit accounts of $12 million and credit-related fees of $7 million, partially offset by higher operating expenses of $13 million. In the non-Allfirst regions, net interest income on loans increased by $5 million, mainly the result of a 7% increase in balances outstanding, and credit-related fees and deposit service charges grew in the aggregate by $3 million. A decline in net charge-offs of $9 million also contributed to the higher net income. The increase from the fourth quarter of 2003 was largely due to a $5 million decrease in net charge-offs, as well as higher credit-related fees and deposit service charges.

     Net income earned by the Commercial Real Estate segment totaled $29 million in the first quarter of 2004, compared with $23 million and $31 million in the first and fourth quarters of 2003, respectively. The increase from the initial quarter of 2003 was due to higher net interest income of $11 million, the result of loans acquired in the Allfirst regions and, in the non-Allfirst regions, higher net interest margin on loans of 17 basis points combined with a 2% increase in average loan balances outstanding. Also contributing to the first quarter year-over-year increase were higher commercial mortgage banking revenues of $4 million, the result of the FNMA DUS business acquired from Allfirst, offset by higher salaries, benefits and other operating expenses in the Allfirst regions. Lower mortgage banking revenues of $3 million and a higher provision for credit losses of $1 million were the major factors contributing to the decrease in net income in the recent quarter from the fourth quarter of 2003.

     The Discretionary Portfolio segment’s net income for the first three months of 2004 was $26 million, up 87% from $14 million in the year-earlier quarter and 15% higher than the $23 million earned in final quarter of 2003. The favorable variance over the first quarter of last year was predominantly due to a $14 million increase in net interest income from investment securities, including securities acquired in the Allfirst transaction, and higher tax-exempt income earned from bank owned life insurance. The increase in net income from the fourth quarter of 2003 was largely due to higher net interest income from investment securities and residential mortgage loans totaling $4 million, the result of a 9% increase in balances outstanding and a 7 basis point increase in net interest margin.

     Reflecting lower revenues from loan origination and sales activities and an increase in the capitalized mortgage servicing rights valuation allowance, net income for the Residential Mortgage Banking segment in 2004’s initial quarter decreased to $.1 million from $17 million and $12 million in the first and fourth quarters of 2003, respectively. Revenues from origination and sales activities in the recent quarter, including sales of loans to the Company’s Discretionary Portfolio, were down $16 million from the year-earlier quarter and $5 million from the final quarter of 2003. The decreased revenues reflect the generally higher interest rate environment during much of 2004’s first quarter as compared with 2003, when loan origination and refinancing activities were at higher levels. As a result of a decline in mortgage loan interest rates near the end of the first quarter of 2004, a $9 million provision for impairment of capitalized mortgage servicing rights was recorded in this segment to reflect changes in the estimated fair value of such rights. In the fourth quarter of 2003, a $6 million partial reversal of the capitalized servicing valuation allowance was recorded, while in the first quarter of 2003, no such provision or reversal was recorded.

     The Retail Banking segment contributed $49 million to the Company’s net income in the first quarter of 2004, up 22% from $40 million in the first quarter of 2003 and 8% higher than the $46 million earned in the fourth quarter of 2003. The increase from the first quarter of last year was the result of higher net interest income of $60 million and increased service charges on deposit accounts and other fee income of $38 million, partially offset by higher operating expenses of $82 million, all largely attributable to the impact of the acquisition of Allfirst. The recent quarter’s higher net income as compared with the fourth quarter of 2003 was primarily the result of a $9 million decrease in net charge-offs and a $6 million reduction in advertising and other operating expenses. These favorable factors were offset, in part, by a $5 million decline in net interest income, due mostly to an 8 basis point decrease in the net interest margin on deposit accounts, and lower deposit service charges of $3 million. During the fourth quarter of 2003 certain Allfirst franchise-related indirect expenses incurred by centralized support areas were allocated to the Retail Segment, retroactive to the third quarter of 2003. As a result, previously reported noninterest expense, for the three- and nine-month periods ended September 30, 2003, were increased in the Retail Segment and decreased in the “All Other” category by $9 million. Likewise, net income was decreased in the Retail Segment and increased in the “All Other” category by $5 million for the similar 2003 periods.

     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses.

Recent Accounting Developments

In March 2004, the FASB issued a Proposed Statement of Financial Accounting Standards (“Proposed Statement”), “Share-Based Payment.” The Proposed Statement addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services or incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair value-based method. Effective January 1, 2003, the Company began recognizing expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. As a result, the Proposed Statement, if ultimately adopted by the FASB as proposed, is not expected to have a material impact on the Company’s consolidated financial statements.

     As already noted herein and in note 7 of Notes to Financial Statements, in March 2004 the SEC issued SAB No. 105 which summarizes the views of the SEC’s staff regarding the application of GAAP to loans held for sale and to loan commitments accounted for as derivative instruments. Those views are that, in general, when valuing mortgage loans held for sale and commitments to originate mortgage loans to be sold under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, value ascribable to loan cash flows that will ultimately be realized in connection with mortgage servicing activities should only be recognized at the time the underlying mortgage loans are sold and should not be considered when determining the fair value of loans held for sale or commitments to originate loans for sale. The SEC expects registrants to apply the accounting described in SAB No. 105 for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. In accordance with the new guidance, the Company has adopted the provisions of SAB No. 105 effective April 1, 2004. As of March 31, 2004, the value ascribed to the now excluded cash flows already recognized in mortgage banking revenues was $6 million. Had SAB No. 105 been in effect as of March 31, 2004, such amount would not have been recognized until the mortgage loans were sold which, in general, would be in the following quarter. As a result of adopting SAB No. 105 on April 1, 2004, the Company expects that there will be a one-time deferral of income from the second quarter to the third quarter of 2004. Had the provisions of SAB No. 105 been effective as of December 31, 2003, the Company estimates that mortgage banking revenues in the first quarter of 2004 would not have differed significantly from the amount of revenues actually reported in that quarter.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2004		2003 Quarters
	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$550,362	554,673	568,319	580,704	439,182
Interest expense	126,829	129,173	133,539	145,506	119,592

Net interest income	423,533	425,500	434,780	435,198	319,590
Less: provision for credit losses	20,000	28,000	34,000	36,000	33,000
Other income	228,151	233,757	231,594	232,897	132,847
Less: other expense	389,967	378,355	396,400	431,147	242,278

Income before income taxes	241,717	252,902	235,974	200,948	177,159
Applicable income taxes	77,997	81,801	75,329	62,600	56,998
Taxable-equivalent adjustment	4,230	4,200	4,182	4,308	3,623

Net income	$159,490	166,901	156,463	134,040	116,538

Per common share data
Basic earnings	$1.33	1.39	1.31	1.12	1.26
Diluted earnings	1.30	1.35	1.28	1.10	1.23
Cash dividends	$.40	.30	.30	.30	.30
Average common shares outstanding
Basic	119,738	120,141	119,727	119,393	92,399
Diluted	122,316	123,328	122,593	122,366	95,062

Performance ratios, annualized
Return on
Average assets	1.29%	1.35%	1.24%	1.10%	1.43%
Average common stockholders’ equity	11.19%	11.77%	11.37%	10.00%	14.46%
Net interest margin on average earning assets (taxable-equivalent basis)	3.92%	3.96%	4.02%	4.12%	4.32%
Nonperforming loans to total loans and leases, net of unearned discount	.70%	.67%	.77%	.86%	.88%
Efficiency ratio (a)	60.07%	57.18%	56.60%	59.59%	52.37%

Net operating (tangible) results (b)
Net income (in thousands)	$172,423	181,594	182,670	169,436	127,231
Diluted net income per common share	1.41	1.47	1.49	1.38	1.34
Annualized return on
Average tangible assets	1.48%	1.57%	1.55%	1.48%	1.62%
Average tangible common stockholders’ equity	26.02%	28.33%	30.67%	29.89%	24.68%
Efficiency ratio (a)	56.81%	53.93%	53.22%	56.20%	49.81%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$49,915	49,123	50,024	49,010	33,061
Total tangible assets (c)	46,781	45,968	46,848	45,822	31,884
Earning assets	43,444	42,672	42,885	42,386	30,004
Investment securities	7,516	6,212	5,837	5,654	3,638
Loans and leases, net of unearned discount	35,843	36,361	36,953	36,632	25,789
Deposits	32,856	32,357	31,954	31,189	21,078
Stockholders’ equity (c)	5,732	5,625	5,461	5,377	3,267
Tangible stockholders’ equity (c)	2,665	2,543	2,363	2,274	2,090

At end of quarter
Total assets (c)	$50,832	49,826	50,259	50,399	33,444
Total tangible assets (c)	47,708	46,681	47,093	47,211	32,271
Earning assets	44,335	43,134	43,257	43,038	30,396
Investment securities	7,656	7,259	5,957	5,946	4,146
Loans and leases, net of unearned discount	36,515	35,772	37,160	37,002	26,224
Deposits	33,341	33,115	32,414	32,539	21,924
Stockholders’ equity (c)	5,734	5,717	5,572	5,433	3,313
Tangible stockholders’ equity (c)	2,674	2,642	2,482	2,327	2,140
Equity per common share	48.17	48.55	46.49	45.46	35.81
Tangible equity per common share	22.47	21.97	20.71	19.47	23.13

Market price per common share
High	$98.65	98.98	90.93	90.91	84.48
Low	88.08	87.50	83.65	79.00	74.71
Closing	89.85	98.30	87.30	84.22	78.58

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears on table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears on table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2004		2003 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$159,490	166,901	156,463	134,040	116,538
Amortization of core deposit and other intangible assets (1)	12,933	13,059	13,790	13,883	7,094
Merger-related expenses (1)	—	1,634	12,417	21,513	3,599

Net operating income	$172,423	181,594	182,670	169,436	127,231

Earnings per share
Diluted earnings per common share	$1.30	1.35	1.28	1.10	1.23
Amortization of core deposit and other intangible assets (1)	.11	.11	.11	.11	.07
Merger-related expenses (1)	—	.01	.10	.17	.04

Diluted net operating earnings per share	$1.41	1.47	1.49	1.38	1.34

Other expense
Other expense	$389,967	378,355	396,400	431,147	242,278
Amortization of core deposit and other intangible assets	(21,148)	(21,345)	(22,538)	(22,671)	(11,598)
Merger-related expenses	—	(2,533)	(19,251)	(33,158)	(5,445)

Noninterest operating expense	$368,819	354,477	354,611	375,318	225,235

Merger-related expenses
Salaries and employee benefits	$—	426	4,278	3,553	285
Equipment and net occupancy	—	472	758	800	96
Printing, postage and supplies	—	241	614	2,319	42
Other costs of operations	—	1,394	13,601	26,486	5,022

Total	$—	2,533	19,251	33,158	5,445

Balance sheet data
In millions
Average assets
Average assets	$49,915	49,123	50,024	49,010	33,061
Goodwill	(2,904)	(2,904)	(2,904)	(2,893)	(1,098)
Core deposit and other intangible assets	(230)	(251)	(272)	(295)	(112)
Deferred taxes	—	—	—	—	33

Average tangible assets	$46,781	45,968	46,848	45,822	31,884

Average equity
Average equity	$5,732	5,625	5,461	5,377	3,267
Goodwill	(2,904)	(2,904)	(2,904)	(2,893)	(1,098)
Core deposit and other intangible assets	(230)	(251)	(272)	(295)	(112)
Deferred taxes	67	73	78	85	33

Average tangible equity	$2,665	2,543	2,363	2,274	2,090

At end of quarter
Total assets
Total assets	$50,832	49,826	50,259	50,399	33,444
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(1,098)
Core deposit and other intangible assets	(220)	(241)	(262)	(284)	(107)
Deferred taxes	—	—	—	—	32

Total tangible assets	$47,708	46,681	47,093	47,211	32,271

Total equity
Total equity	$5,734	5,717	5,572	5,433	3,313
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(1,098)
Core deposit and other intangible assets	(220)	(241)	(262)	(284)	(107)
Deferred taxes	64	70	76	82	32

Total tangible equity	$2,674	2,642	2,482	2,327	2,140

(1)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2004 First Quarter			2003 Fourth Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$9,100	$92,190	4.07%	9,202	92,880	4.04%
Real estate – commercial	12,521	178,845	5.71	12,344	180,692	5.86
Real estate – consumer	3,083	45,892	5.95	3,758	56,976	6.06
Consumer	11,139	156,838	5.66	11,057	161,492	5.79

Total loans and leases, net	35,843	473,765	5.32	36,361	492,040	5.37

Money-market assets
Interest-bearing deposits at banks	15	15	.41	15	15	.42
Federal funds sold and agreements to resell securities	9	28	1.27	19	60	1.28
Trading account	61	164	1.07	65	174	1.07

Total money-market assets	85	207	.98	99	249	1.00

Investment securities**
U.S. Treasury and federal agencies	3,640	34,042	3.76	3,079	29,541	3.81
Obligations of states and political subdivisions	240	3,554	5.92	239	3,801	6.35
Other	3,636	38,794	4.29	2,894	29,042	3.98

Total investment securities	7,516	76,390	4.09	6,212	62,384	3.98

Total earning assets	43,444	550,362	5.10	42,672	554,673	5.16

Allowance for credit losses	(620)			(627)
Cash and due from banks	1,610			1,675
Other assets	5,481			5,403

Total assets	$49,915			49,123

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$1,114	994	.36	1,160	956	.33
Savings deposits	14,755	22,921	.62	14,674	25,768	.70
Time deposits	6,591	36,389	2.22	6,440	37,139	2.29
Deposits at foreign offices	2,833	6,882	.98	2,378	5,783	.96

Total interest-bearing deposits	25,293	67,186	1.07	24,652	69,646	1.12

Short-term borrowings	4,771	12,058	1.02	4,162	10,676	1.02
Long-term borrowings	5,566	47,585	3.44	5,922	48,851	3.27

Total interest-bearing liabilities	35,630	126,829	1.43	34,736	129,173	1.48

Noninterest-bearing deposits	7,563			7,705
Other liabilities	990			1,057

Total liabilities	44,183			43,498

Stockholders’ equity	5,732			5,625

Total liabilities and stockholders’ equity	$49,915			49,123

Net interest spread			3.67			3.68
Contribution of interest-free funds			.25			.28

Net interest income/margin on earning assets		$423,533	3.92%		425,500	3.96%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2003 Third Quarter
	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	9,514	97,290	4.06%
Real estate – commercial	12,165	181,060	5.95
Real estate — consumer	4,303	64,439	5.99
Consumer	10,971	163,037	5.90

Total loans and leases, net	36,953	505,826	5.43

Money-market assets
Interest-bearing deposits at banks	14	77	2.24
Federal funds sold and agreements to resell securities	9	25	1.15
Trading account	72	197	1.09

Total money-market assets	95	299	1.25

Investment securities**
U.S. Treasury and federal agencies	3,086	29,790	3.83
Obligations of states and political subdivisions	262	4,045	6.18
Other	2,489	28,359	4.52

Total investment securities	5,837	62,194	4.23

Total earning assets	42,885	568,319	5.26

Allowance for credit losses	(618)
Cash and due from banks	1,979
Other assets	5,778

Total assets	50,024

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	1,227	1,044	.34
Savings deposits	14,320	25,154	.70
Time deposits	6,739	39,625	2.33
Deposits at foreign offices	1,340	3,203	.95

Total interest-bearing deposits	23,626	69,026	1.16

Short-term borrowings	4,870	12,655	1.03
Long-term borrowings	6,595	51,858	3.12

Total interest-bearing liabilities	35,091	133,539	1.51

Noninterest-bearing deposits	8,328
Other liabilities	1,144

Total liabilities	44,563

Stockholders’ equity	5,461

Total liabilities and stockholders’ equity	50,024

Net interest spread			3.75
Contribution of interest-free funds			.27

Net interest income/margin on earning assets		434,780	4.02%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost. (continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2003 Second Quarter			2003 First Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$9,985	$108,018	4.34%	5,340	60,441	4.59%
Real estate – commercial	12,059	185,169	6.14	9,687	159,101	6.57
Real estate – consumer	3,853	59,563	6.18	3,181	51,476	6.47
Consumer	10,735	165,541	6.19	7,581	117,839	6.30

Total loans and leases, net	36,632	518,291	5.67	25,789	388,857	6.11

Money-market assets
Interest-bearing deposits at banks	21	41	.80	8	14	.72
Federal funds sold and agreements to resell securities	13	46	1.40	554	1,744	1.28
Trading account	66	214	1.29	15	62	1.62

Total money-market assets	100	301	1.21	577	1,820	1.28

Investment securities**
U.S. Treasury and federal agencies	3,056	30,665	4.03	1,147	16,213	5.73
Obligations of states and political subdivisions	261	4,206	6.44	242	3,775	6.25
Other	2,337	27,241	4.68	2,249	28,517	5.14

Total investment securities	5,654	62,112	4.41	3,638	48,505	5.41

Total earning assets	42,386	580,704	5.50	30,004	439,182	5.94

Allowance for credit losses	(603)			(445)
Cash and due from banks	1,769			729
Other assets	5,458			2,773

Total assets	$49,010			33,061

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$903	905	.40	789	708	.36
Savings deposits	14,428	28,584	.79	9,623	22,684	.96
Time deposits	7,489	44,825	2.40	5,877	38,111	2.63
Deposits at foreign offices	996	2,882	1.16	1,052	3,123	1.20

Total interest-bearing deposits	23,816	77,196	1.30	17,341	64,626	1.51

Short-term borrowings	4,789	14,581	1.22	3,490	11,152	1.30
Long-term borrowings	6,698	53,729	3.22	4,838	43,814	3.67

Total interest-bearing liabilities	35,303	145,506	1.65	25,669	119,592	1.89

Noninterest-bearing deposits	7,373			3,737
Other liabilities	957			388

Total liabilities	43,633			29,794

Stockholders’ equity	5,377			3,267

Total liabilities and stockholders’ equity	$49,010			33,061

Net interest spread			3.85			4.05
Contribution of interest-free funds			.27			.27

Net interest income/margin on earning assets		$435,198	4.12%		319,590	4.32%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-14(c) and 15d-14(c)), Robert G. Wilmers, Chairman of the Board, President and Chief Executive Officer, and Michael P. Pinto, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of March 31, 2004.

     (b) Changes in internal controls. There were no significant changes in M&T’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to March 31, 2004 through the date of this Quarterly Report on Form 10-Q, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending against M&T or its subsidiaries will be material to M&T’s consolidated financial position, but at the present time is not in a position to determine whether such litigation will have a material adverse effect on M&T’s consolidated results of operations in any future reporting period.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     (a) - (d) Not applicable

     (e)

Issuer Purchases of Equity Securities

(d)Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a) Total		as Part of	that may yet
	Number	(b) Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs (1)
January 1 - January 31, 2004	250,000	$92.42	250,000	1,117,902
February 1 - February 29, 2004	1,217,900	91.73	1,217,900	4,900,000
March 1 - March 31, 2004	300,000	91.18	300,000	4,600,000

Total	1,767,900	$91.73	1,767,900

(1)	On November 8, 2001, M&T announced a program to purchase up to 5 million of its common shares. That program was deemed completed on February 19, 2004. On February 18, 2004, M&T announced another program to purchase up to 5 million of its common shares. M&T did not make any purchases other than through these publicly announced programs during the quarter covered by this report.

Item 3. Defaults Upon Senior Securities.

            (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

     The 2004 Annual Meeting of Stockholders of M&T was held on April 20, 2004. At the 2004 Annual Meeting, stockholders elected twenty-six (26) directors, all of whom were then serving as directors of M&T, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was elected at the 2004 Annual Meeting.

	Number of Votes
Nominee	For	Withheld
William F. Allyn	107,946,374	2,334,421
Brent D. Baird	108,267,155	2,013,640
Robert J. Bennett	108,186,717	2,094,078
C. Angela Bontempo	107,877,671	2,403,124
Robert T. Brady	108,147,054	2,133,741
Emerson L. Brumback	108,170,288	2,110,507
Michael D. Buckley	107,403,286	2,877,509
Patrick J. Callan	108,297,465	1,983,330
R. Carlos Carballada	107,746,570	2,534,225
T. Jefferson Cunningham III	108,117,111	2,163,684
Donald Devorris	108,062,852	2,217,943
Richard E. Garman	96,267,747	14,013,048
James V. Glynn	107,959,424	2,321,371
Derek C. Hathaway	107,930,649	2,350,146
Daniel R. Hawbaker	108,376,689	1,904,106
Patrick W.E. Hodgson	107,954,882	2,325,913
Gary Kennedy	108,187,973	2,092,822
Richard G. King	108,304,022	1,976,773
Reginald B. Newman, II	108,192,124	2,088,671
Jorge G. Pereira	107,615,576	2,665,219
Michael P. Pinto	107,538,636	2,742,159
Robert E. Sadler, Jr.	108,177,229	2,103,566
Eugene J. Sheehy	108,150,728	2,130,067
Stephen G. Sheetz	108,379,082	1,901,713
Herbert L. Washington	108,368,222	1,912,573
Robert G. Wilmers	108,197,215	2,083,580

     At the 2004 Annual Meeting, stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent public accountant of M&T Bank Corporation for the year ending December 31, 2004. The following table presents the tabulation of the votes with respect to such ratification.

Number of Votes
For	Against	Abstain
107,118,007	3,043,708	119,080

Item 5. Other Information.
             (None)

Item 6. Exhibits and Reports on Form 8-K.

     (a) The following exhibits are filed as a part of this report.

Exhibit
No.
31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer Under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

     (b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarterly period ended March 31, 2004:

     On January 12, 2004, M&T filed a Current Report on Form 8-K dated January 12, 2004 to disclose that M&T had announced its results of operations for the fiscal year ended December 31, 2003 by means of a news release.

     On January 13, 2004, M&T filed a Current Report on Form 8-K dated January 13, 2004 to disclose that it had sent notice to its directors and executive officers informing them of a blackout period in the M&T Bank Corporation Retirement Savings Plan and Trust (the “RSP”) to complete the transition of the recordkeeping and administrative services to T. Rowe Price effective March 1, 2004, to eliminate and add certain investment options and to merge the Allfirst Financial Inc. Capital Accumulation Retirement Plan and Trust into the RSP. The blackout period was to begin on February 10, 2004, 4:00 p.m. Eastern Time, and end during the week of March 14, 2004, during which participants in the RSP generally would be unable to engage in transactions in M&T Bank Corporation common stock in their individual accounts.

     On February 18, 2004, M&T filed a Current Report on Form 8-K dated February 18, 2004 to disclose that it had announced in a news release that its Board of Directors had authorized M&T to repurchase up to 5,000,000 additional shares of its common stock, and that a previously reported 5,000,000 share repurchase program had been completed. In addition, M&T disclosed that it had also announced in the news release that its quarterly cash dividend for the first quarter of 2004 had been increased to $.40 per share from $.30 per share.

     On March 11, 2004, M&T filed a Current Report on Form 8-K dated March 11, 2004 to disclose that it had sent a notice to its directors and executive officers informing them of a change in the ending date of the blackout period in the RSP which M&T Bank Corporation originally notified such persons of on January 13, 2004. The blackout period ended at 10:00 a.m. Eastern Time on March 11, 2004 because the transition to T. Rowe Price was completed earlier than originally anticipated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 7, 2004	By:	/s/ Michael P. Pinto

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