Form 10-Q
period 2004-06-30
M&T BANK CORP
filed 2004-07-30
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Number of shares of the registrant’s Common Stock, $.50 par value, outstanding as of the close of business on July 23, 2004: 117,078,908 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		June 30,	December 31,
Dollars in thousands, except per share		2004	2003
Assets	Cash and due from banks	$1,697,173	1,877,494
	Money-market assets
	Interest-bearing deposits at banks	14,995	13,194
	Federal funds sold and agreements to resell securities	8,346	22,288
	Trading account	144,476	214,833

	Total money-market assets	167,817	250,315

	Investment securities
	Available for sale (cost: $7,765,186 at June 30, 2004; $6,800,341 at December 31, 2003)	7,760,220	6,862,937
	Held to maturity (market value: $102,024 at June 30, 2004; $108,053 at December 31, 2003)	99,987	104,872
	Other (market value: $300,833 at June 30, 2004; $291,341 at December 31, 2003)	300,833	291,341

	Total investment securities	8,161,040	7,259,150

	Loans and leases	37,772,000	36,037,598
	Unearned discount	(249,599)	(265,163)
	Allowance for credit losses	(624,516)	(614,058)

	Loans and leases, net	36,897,885	35,158,377

	Premises and equipment	378,437	398,971
	Goodwill	2,904,081	2,904,081
	Core deposit and other intangible assets	200,433	240,830
	Accrued interest and other assets	1,687,592	1,736,863

	Total assets	$52,094,458	49,826,081

Liabilities	Noninterest-bearing deposits	$8,204,704	8,411,296
	NOW accounts	722,918	1,738,427
	Savings deposits	15,113,436	14,118,521
	Time deposits	7,193,963	6,637,249
	Deposits at foreign office	3,718,490	2,209,451

	Total deposits	34,953,511	33,114,944

	Federal funds purchased and agreements to repurchase securities	4,251,641	3,832,182
	Other short-term borrowings	610,721	610,064
	Accrued interest and other liabilities	794,719	1,016,256
	Long-term borrowings	5,827,180	5,535,425

	Total liabilities	46,437,772	44,108,871

Stockholders’ equity	Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
	Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued at June 30, 2004; 120,106,490 shares issued at December 31, 2003	60,198	60,053
	Common stock issuable, 114,283 shares at June 30, 2004; 124,303 shares at December 31, 2003	6,191	6,326
	Additional paid-in capital	2,904,989	2,888,963
	Retained earnings	2,985,266	2,736,215
	Accumulated other comprehensive income, net	(15,723)	25,653
	Treasury stock — common, at cost - 3,187,351 shares at June 30, 2004; none at December 31, 2003	(284,235)	—

	Total stockholders’ equity	5,656,686	5,717,210

	Total liabilities and stockholders’ equity	$52,094,458	49,826,081

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended June 30		Six months ended June 30
In thousands, except per share		2004	2003	2004	2003
Interest income	Loans and leases, including fees	$480,530	516,396	$952,169	903,761
	Money-market assets
	Deposits at banks	16	41	31	55
	Federal funds sold and agreements to resell securities	28	46	56	1,790
	Trading account	84	200	234	248
	Investment securities
	Fully taxable	76,594	55,662	147,404	98,031
	Exempt from federal taxes	3,349	4,051	6,839	8,070

	Total interest income	560,601	576,396	1,106,733	1,011,955

Interest expense	NOW accounts	279	905	1,273	1,613
	Savings deposits	22,074	28,584	44,995	51,268
	Time deposits	36,242	44,825	72,631	82,936
	Deposits at foreign office	6,945	2,882	13,827	6,005
	Short-term borrowings	13,097	14,581	25,155	25,733
	Long-term borrowings	48,168	53,729	95,753	97,543

	Total interest expense	126,805	145,506	253,634	265,098

	Net interest income	433,796	430,890	853,099	746,857
	Provision for credit losses	30,000	36,000	50,000	69,000

	Net interest income after provision for credit losses	403,796	394,890	803,099	677,857

Other income	Mortgage banking revenues	30,134	43,915	58,392	78,379
	Service charges on deposit accounts	91,104	85,882	179,429	129,231
	Trust income	34,576	33,640	68,162	47,839
	Brokerage services income	13,245	14,361	27,098	24,409
	Trading account and foreign exchange gains	3,844	5,689	8,967	6,330
	Gain on sales of bank investment securities	—	250	2,512	483
	Other revenues from operations	59,431	49,160	115,925	79,073

	Total other income	232,334	232,897	460,485	365,744

Other expense	Salaries and employee benefits	202,647	205,481	403,397	329,555
	Equipment and net occupancy	44,811	47,896	92,183	75,047
	Printing, postage and supplies	8,494	10,926	18,386	17,939
	Amortization of core deposit and other intangible assets	19,250	22,671	40,398	34,269
	Other costs of operations	82,005	144,173	192,810	216,615

	Total other expense	357,207	431,147	747,174	673,425

	Income before taxes	278,923	196,640	516,410	370,176
	Income taxes	94,538	62,600	172,535	119,598

	Net income	$184,385	134,040	$343,875	250,578

	Net income per common share
	Basic	$1.56	1.12	$2.89	2.36
	Diluted	1.53	1.10	2.83	2.30
	Cash dividends per common share	$.40	.30	$.80	.60
	Average common shares outstanding
	Basic	118,224	119,393	118,981	105,971
	Diluted	120,655	122,366	121,486	108,789

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Six months ended June 30
In thousands		2004	2003
Cash flows from operating activities	Net income	$343,875	250,578
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	50,000	69,000
	Depreciation and amortization of premises and equipment	32,353	28,460
	Amortization of capitalized servicing rights	28,844	24,131
	Amortization of core deposit and other intangible assets	40,398	34,269
	Provision for deferred income taxes	(51,317)	9,400
	Asset write-downs	331	241
	Net gain on sales of assets	(6,191)	(187)
	Net change in accrued interest receivable, payable	(3,202)	1,908
	Net change in other accrued income and expense	(7,615)	(19,727)
	Net change in loans held for sale	19,562	55,046
	Net change in trading account assets and liabilities	19,454	(19,255)

	Net cash provided by operating activities	466,492	433,864

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	233,252	68,272
	Other	11,265	78,934
	Proceeds from maturities of investment securities
	Available for sale	1,565,538	1,220,610
	Held to maturity	78,238	35,043
	Purchases of investment securities
	Available for sale	(2,751,914)	(1,941,511)
	Held to maturity	(73,375)	(58,860)
	Other	(20,757)	(72,308)
	Additions to capitalized servicing rights	(30,128)	(30,972)
	Net increase in loans and leases	(1,822,122)	(1,125,021)
	Acquisitions, net of cash and cash equivalents acquired:
	Banks and bank holding companies	—	2,133,823
	Capital expenditures, net	(11,841)	(12,242)
	Other, net	(13,995)	50,909

	Net cash provided (used) by investing activities	(2,835,839)	346,677

Cash flows from financing activities	Net increase (decrease) in deposits	1,848,082	(53,223)
	Net increase (decrease) in short-term borrowings	420,138	(408,856)
	Proceeds from long-term borrowings	700,110	1,299,568
	Payments on long-term borrowings	(390,415)	(282,388)
	Purchases of treasury stock	(323,385)	—
	Dividends paid - common	(94,731)	(63,488)
	Other, net	15,285	21,122

	Net cash provided by financing activities	2,175,084	512,735

	Net increase (decrease) in cash and cash equivalents	(194,263)	1,293,276
	Cash and cash equivalents at beginning of period	1,899,782	1,284,131
	Cash and cash equivalents at end of period	$1,705,519	2,577,407

Supplemental disclosure of cash flow information	Interest received during the period	$1,091,406	1,022,218
	Interest paid during the period	265,001	281,725
	Income taxes paid during the period	213,934	154,127

Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$9,093	10,970
	Acquisition of banks and bank holding companies:
	Common stock issued	—	1,993,956
	Fair value of:
	Assets acquired (noncash)	—	14,355,837
	Liabilities assumed	—	14,496,703

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income, net	stock	Total
2003
Balance - January 1, 2003	$—	48,570	6,190	1,192,998	2,297,848	54,772	(391,899)	3,208,479
Comprehensive income:
Net income	—	—	—	—	250,578	—	—	250,578
Other comprehensive income, net of tax:
Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(2,857)	—	(2,857)
Unrealized gains on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	451	—	451

								248,172
Acquisition of Allfirst Financial Inc.-common stock issued	—	10,969	—	1,617,034	—	—	365,953	1,993,956
Repayment of management stock ownership program receivable	—	—	—	22	—	—	—	22
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	20,204	—	—	—	20,204
Exercises	—	156	—	(222)	—	—	25,288	25,222
Directors’ stock plan	—	2	—	274	—	—	175	451
Deferred compensation plans, net, including dividend equivalents	—	—	188	(175)	(77)	—	483	419
Common stock cash dividends - $.60 per share	—	—	—	—	(63,488)	—	—	(63,488)

Balance - June 30, 2003	$—	59,697	6,378	2,830,135	2,484,861	52,366	—	5,433,437

2004
Balance - January 1, 2004	$—	60,053	6,326	2,888,963	2,736,215	25,653	—	5,717,210
Comprehensive income:
Net income	—	—	—	—	343,875	—	—	343,875
Other comprehensive income, net of tax:
Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(41,376)	—	(41,376)

								302,499
Purchases of treasury stock	—	—	—	—	—	—	(323,385)	(323,385)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	23,866	—	—	—	23,866
Exercises	—	144	—	(7,220)	—	—	37,453	30,377
Directors’ stock plan	—	1	—	159	—	—	260	420
Deferred compensation plans, net, including dividend equivalents	—	—	(135)	(779)	(93)	—	1,437	430
Common stock cash dividends - $.80 per share	—	—	—	—	(94,731)	—	—	(94,731)

Balance - June 30, 2004	$—	60,198	6,191	2,904,989	2,985,266	(15,723)	(284,235)	5,656,686

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Six months ended June 30,
In thousands	2004	2003
Beginning balance	$614,058	436,472
Provision for credit losses	50,000	69,000
Allowance obtained through acquisition	—	146,300
Allowance related to loans sold or securitized	(501)	—
Net charge-offs
Charge-offs	(61,156)	(60,312)
Recoveries	22,115	12,041

Total net charge-offs	(39,041)	(48,271)

Ending balance	$624,516	603,501

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

2. Acquisition of Allfirst Financial Inc.

On April 1, 2003, M&T completed the acquisition of Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland, from Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland. Allfirst was merged with and into M&T on that date. Allfirst Bank, Allfirst’s primary banking subsidiary, was merged into Manufacturers and Traders Trust Company (“M&T Bank”), a wholly owned subsidiary of M&T, on that date. Allfirst Bank operated 269 banking offices in Maryland, Pennsylvania, Virginia and the District of Columbia at the date of acquisition. The results of operations acquired in the Allfirst transaction have been included in the Company’s financial results since April 1, 2003. Acquired assets on April 1, 2003 totaled $16 billion, including $10 billion of loans and leases, liabilities assumed aggregated $14 billion, including $11 billion of deposits, and $2 billion was added to stockholders’ equity. AIB received 26,700,000 shares of M&T common stock valued at $2 billion (based on the market value of M&T common stock at the time the terms of the merger were agreed to and announced by M&T and AIB in September 2002) and $886 million in cash in exchange for all outstanding Allfirst common shares. The Company incurred merger expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company during the three-month and six-month periods ended June 30, 2003 of $33 million ($22 million after tax effect) and $39 million ($25 million after tax effect), respectively. Those merger-related expenses consisted largely of expenses for professional services and other temporary help fees associated with the planning of the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to customers of Allfirst; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices. There were no similar expenses during the three-month or six-month periods ended June 30, 2004.

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

Disclosed below is certain pro forma information for 2003 as if Allfirst had been acquired on January 1, 2003. These results combine the historical results of Allfirst into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated date. In particular, expenses related to systems conversions and other costs of integration are included in the 2003 periods in which such costs were incurred and,

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Acquisition of Allfirst Financial Inc., continued

additionally, the Company expects to achieve operating cost savings as a result of the acquisition which are not reflected in the pro forma amounts presented below.

Pro forma
Six months ended
June 30
2003
(in thousands,
except per share)
Interest income	$1,152,661
Other income	457,704
Net income	275,192
Diluted earnings per common share	2.25

3. Earnings per share

The computations of basic earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
	(in thousands, except per share)
Income available to common stockholders
Net income	$184,385	134,040	343,875	250,578
Weighted-average shares outstanding (including common stock issuable)	118,224	119,393	118,981	105,971
Basic earnings per share	$1.56	1.12	2.89	2.36

The computations of diluted earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
	(in thousands, except per share)
Income available to common stockholders	$184,385	134,040	343,875	250,578
Weighted-average shares outstanding	118,224	119,393	118,981	105,971
Plus: incremental shares from assumed conversion of stock options	2,431	2,973	2,505	2,818

Adjusted weighted average shares outstanding	120,655	122,366	121,486	108,789
Diluted earnings per share	$1.53	1.10	2.83	2.30

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Comprehensive income

The following table displays the components of other comprehensive income:

	Six months ended June 30, 2004
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(65,050)	25,206	(39,844)
Less: reclassification adjustment for gains realized in net income	2,512	(980)	1,532

Net unrealized losses	$(67,562)	26,186	(41,376)

	Six months ended June 30, 2003
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(4,142)	1,579	(2,563)
Less: reclassification adjustment for gains realized in net income	483	(189)	294

	(4,625)	1,768	(2,857)
Unrealized gains on cash flow hedges	739	(288)	451

Net unrealized losses	$(3,886)	1,480	(2,406)

Accumulated other comprehensive income, net consisted of unrealized gains (losses) as follows:

			Minimum
			pension
	Investment	Cash flow	liability
	securities	hedges	adjustment	Total
	(in thousands)
Balance - January 1, 2004	$38,111	—	(12,458)	25,653
Net gain (loss) during period	(41,376)	—	—	(41,376)

Balance - June 30, 2004	$(3,265)	—	(12,458)	(15,723)

Balance - January 1, 2003	$55,394	(622)	—	54,772
Net gain (loss) during period	(2,857)	451	—	(2,406)

Balance at June 30, 2003	$52,537	(171)	—	52,366

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) issued $310 million of fixed rate preferred capital securities. As a result of the Allfirst acquisition, M&T assumed responsibility for $300 million of similar preferred capital securities previously issued by special-purpose entities formed by Allfirst consisting of $150 million of floating rate preferred capital securities issued by First Maryland Capital I (“Trust IV”) in December 1996 and $150 million of floating rate preferred capital securities issued by First Maryland Capital II (“Trust V”) in January 1997. The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 2.14% and 2.03%, respectively, at June 30, 2004 and 2.15% and 2.01%, respectively, at December 31, 2003. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”

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

The common securities of each Trust (“Common Securities”) are wholly owned by M&T and are the only class of each Trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding Trust. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in M&T’s Tier 1 (core) capital.

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
liquidation amount of
Floating Rate Junior
Subordinated Debentures due
February 1, 2027.

The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities of Trust III, Trust IV and Trust V at June 30, 2004 and December 31, 2003 include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 2.14% and 2.03%, respectively, at June 30, 2004 and 2.15% and 2.01%, respectively, at December 31, 2003.

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

As a result of the Allfirst acquisition, M&T also assumed responsibility for $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”) that were issued by Allfirst Preferred Capital Trust (“Allfirst Capital Trust”). Allfirst Capital Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures originally issued by Allfirst (and assumed by M&T as part of its acquisition of Allfirst on April 1, 2003) and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that were originally issued by Allfirst and are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 2.57% at June 30, 2004 and 2.58% at December 31, 2003.

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

Effective December 31, 2003, the Company applied new accounting provisions promulgated by the Financial Accounting Standards Board (“FASB”) and removed the Trusts and Allfirst Asset Trust from the Company’s consolidated balance sheet. Accordingly, at June 30, 2004 and December 31, 2003, the Company included the Junior Subordinated Debentures payable to the Trusts and the Floating Rate Junior Subordinated Debentures payable to the Allfirst Asset Trust as long-term borrowings in its consolidated balance sheet. Prior to December 31, 2003 the Company included the preferred capital securities of the Trusts and the SKATES issued by Allfirst Capital Trust in its consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. That change in financial statement presentation had no economic impact on the Company and no material or substantive impact on the Company’s consolidated financial statements.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 21 to the Company’s consolidated financial statements as of and for the year ended December 31, 2003. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 21 to the Company’s 2003 consolidated financial statements, goodwill and core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have not been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company has, however, assigned such intangible assets to business units for purposes of

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Segment information, continued

testing for impairment. Information about the Company’s segments is presented in the following table:

	Three months ended June 30
	2004			2003
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Commercial Banking	$132,191	151	57,276	121,860	183	51,854
Commercial Real Estate (b)	68,543	355	33,649	66,232	334	34,110
Discretionary Portfolio	46,337	484	31,528	38,969	944	22,524
Residential Mortgage Banking	57,264	11,600	17,010	80,846	18,846	9,991
Retail Banking	296,234	4,693	54,874	299,020	3,955	55,465
All Other (b)	65,561	(17,283)	(9,952)	56,860	(24,262)	(39,904)

Total	$666,130	—	184,385	663,787	—	134,040

	Six months ended June 30
	2004			2003
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Commercial Banking	$256,544	312	110,727	187,940	318	74,327
Commercial Real Estate (b)	130,488	633	64,117	112,832	668	57,275
Discretionary Portfolio	91,460	1,819	57,655	62,757	1,322	36,486
Residential Mortgage Banking	110,442	20,602	17,104	153,226	33,927	26,745
Retail Banking	586,667	9,628	104,155	490,752	7,415	95,838
All Other (b)	137,983	(32,994)	(9,883)	105,094	(43,650)	(40,093)

Total	$1,313,584	—	343,875	1,112,601	—	250,578

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Segment information, continued

	Average total assets
	Six months ended		Year ended
	June 30		December 31
	2004	2003	2003
	(in millions)
Commercial Banking	$10,773	8,799	9,693
Commercial Real Estate(b)	7,618	6,967	7,244
Discretionary Portfolio	10,627	8,036	8,821
Residential Mortgage Banking	1,718	1,823	1,862
Retail Banking	14,632	11,900	13,166
All Other (b)	5,215	3,537	4,563

Total	$50,583	41,062	45,349

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets owned, interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $4,489,000 and $4,308,000 for the three-month periods ended June 30, 2004 and 2003, respectively, and $8,719,000 and $7,931,000 for the six-month periods ended June 30, 2004 and 2003, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

(b)	During the second quarter of 2004, a business unit which had previously been included in the “All Other” category was moved to the Commercial Real Estate segment for internal profitability reporting purposes. As a result, approximately $64 million of assets were transferred from the “All Other” category to the Commercial Real Estate segment. This business unit contributed net interest expense of less than $100,000 and net income of approximately $1 million in the three-month and six-month periods ended June 30, 2003, and for each of the third and fourth quarters of 2003 and the first two quarters of 2004. Prior period information has been reclassified to conform to current period presentation.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	June 30	December 31
	2004	2003
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$4,079,423	3,747,663
Commercial real estate loans to be sold	166,028	70,747
Other commercial real estate and construction	1,512,482	730,485
Residential real estate loans to be sold	548,405	458,863
Other residential real estate	684,037	639,852
Commercial and other	6,325,524	6,786,997
Standby letters of credit	3,272,041	3,056,611
Commercial letters of credit	41,606	69,387
Financial guarantees and indemnification contracts	1,095,252	1,061,691
Commitments to sell real estate loans	1,060,603	895,808

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse which totaled $852 million and $842 million at June 30, 2004 and December 31, 2003, respectively.

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives in accordance with SFAS No. 133 and along with commitments to originate real estate loans to be held for sale and hedged real estate loans held for sale are now generally recorded in the consolidated balance sheet at estimated fair market value. However, in accordance with Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” issued by the United States Securities and Exchange Commission, effective

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Commitments and contingencies, continued

April 1, 2004, value ascribable to cash flows that will be realized in connection with loan servicing activities has not been included in the determination of fair value of loans held for sale or commitments to originate loans for sale. Value ascribable to that portion of cash flows is now recognized at the time the underlying mortgage loans are sold. As a result of implementing SAB No. 105, there was a deferral of approximately $6 million of mortgage banking revenues from the second quarter of 2004 to the third quarter of 2004.

The Company entered into an agreement in 2003 with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland for a fifteen year term. Under the agreement, the Company paid $3 million in 2003 and in 2004, and is obligated to pay $5 million per year from 2005 through 2013 and $6 million per year from 2014 through 2017.

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

8. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost consisted of the following:

	Pension		Postretirement
	benefits		benefits
	Three months ended June 30
	2004	2003	2004	2003
	(in thousands)
Service cost	$7,864	7,302	225	212
Interest cost on projected benefit obligation	9,264	9,199	1,225	1,541
Expected return on plan assets	(9,394)	(9,762)	—	—
Amortization of prior service cost	17	8	—	40
Amortization of net actuarial loss	774	527	175	98

Net periodic benefit cost	$8,525	7,274	1,625	1,891

	Pension		Postretirement
	benefits		benefits
	Six months ended June 30
	2004	2003	2004	2003
	(in thousands)
Service cost	$15,714	11,122	450	337
Interest cost on projected benefit obligation	18,567	14,344	2,450	1,984
Expected return on plan assets	(18,770)	(16,270)	—	—
Amortization of prior service cost	17	17	—	82
Amortization of net actuarial loss	1,473	1,053	350	178

Net periodic benefit cost	$17,001	10,266	3,250	2,581

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income of M&T Bank Corporation (“M&T”) was $184 million or $1.53 of diluted earnings per common share in the second quarter of 2004, up 38% and 39%, respectively, from $134 million or $1.10 of diluted earnings per common share in the second quarter of 2003. During the first quarter of 2004, net income was $159 million or $1.30 of diluted earnings per common share. Basic earnings per common share were $1.56 in the recent quarter, compared with $1.12 in the year-earlier quarter and $1.33 in the initial 2004 quarter. The after-tax impact of merger-related expenses associated with M&T’s April 1, 2003 acquisition of Allfirst Financial Inc. (“Allfirst”) from Allied Irish Banks, p.l.c. (“AIB”) was $22 million or $.17 of diluted earnings per share and $.18 of basic earnings per share in the second quarter of 2003. There were no merger-related expenses in the first or second quarters of 2004.

     For the six-month period ended June 30, 2004, net income was $344 million or $2.83 per diluted share, increases of 37% and 23%, respectively, from $251 million or $2.30 per diluted share in the first half of 2003. Basic earnings per share were $2.89 in the first six months of 2004, compared with $2.36 in the comparable 2003 period. The after-tax impact of merger-related expenses associated with the Allfirst acquisition lowered net income during the first six months of 2003 by approximately $25 million and diluted and basic earnings per share by $.23 and $.24, respectively. As noted above, there were no similar expenses during the first six months of 2004.

     Net income expressed as an annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the second quarter of 2004 was 1.45%, compared with 1.10% in the year-earlier quarter and 1.29% in the first quarter of 2004. The annualized rate of return on average common stockholders’ equity was 13.12% in the recent quarter, compared with 10.00% in the second quarter of 2003 and 11.19% in 2004’s initial quarter. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.27% and 11.60%, respectively, during 2003’s second quarter. During the first six months of 2004, the annualized rates of return on average assets and average common stockholders’ equity were 1.37% and 12.15%, respectively, compared with 1.23% and 11.67%, respectively, in the similar 2003 period. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.35% and 12.84%, respectively, during the first half of 2003.

     Merger-related expenses associated with the Allfirst acquisition incurred during the three-month and six-month periods ended June 30, 2003 totaled $33 million ($22 million after tax effect) and $39 million ($25 million after tax effect), respectively. Such expenses were for professional services and temporary help associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to Allfirst’s customers; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices. There were no unpaid merger-related expenses as of June 30, 2004. In accordance with generally accepted accounting principles (“GAAP”), included in the determination of goodwill associated with the Allfirst merger were charges totaling $29 million, net of applicable income taxes ($48 million before tax effect), for severance costs for former Allfirst employees; investment banking and other professional fees; and termination of Allfirst contracts for various services. As of June 30, 2004, the remaining unpaid portion of such charges totaled $5 million and related largely to severance payments yet to be paid to former employees.

Supplemental Reporting of Non-GAAP Results of Operations

M&T has accounted for substantially all of its business combinations using the purchase method of accounting. As a result, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.1 billion at June 30, 2004 and December 31, 2003, and $3.2 billion at June 30, 2003. Included in such intangible assets at June 30, 2004, June 30, 2003 and December 31, 2003 was goodwill of $2.9 billion. Amortization of core deposit and other intangible assets, after tax effect, was $12 million ($.10 per diluted share) during the second quarter of 2004, compared with $14 million ($.11 per diluted share) in the corresponding quarter of 2003 and $13 million ($.11 per diluted share) in the initial 2004 quarter. For the six-month periods ended June 30, 2004 and 2003, amortization of core deposit and other intangible assets, after tax effect, totaled $25 million ($.20 per diluted share) and $21 million ($.20 per diluted share), respectively. The higher level of such amortization during the six-month period ended June 30, 2004 as compared with the corresponding period in 2003 was due to the impact of core deposit and other intangible assets recorded as part of the Allfirst transaction.

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

     Net operating income was $196 million in the second quarter of 2004, up 16% from $169 million in the comparable quarter of 2003. Diluted net operating earnings per share for the recent quarter rose 18% to $1.63 from $1.38 in the year-earlier quarter. Net operating income and diluted net operating earnings per share were $172 million and $1.41, respectively, in the initial 2004 quarter. For the first half of 2004, net operating income and diluted net operating earnings per share were $369 million and $3.03, respectively, compared with $297 million and $2.73 in the corresponding 2003 period.

     Net operating income expressed as an annualized return on average tangible assets was 1.64% in the recent quarter, compared with 1.48% in 2003’s second quarter and in the first quarter of 2004. Net operating income expressed as an annualized return on average tangible common equity was 30.12% in the second quarter of 2004, compared with 29.89% in the year-earlier quarter and 26.02% in the first quarter of 2004. Including the effect of merger-related expenses, the annualized net operating returns on average tangible assets and average tangible common stockholders’ equity for the second quarter of 2003 were 1.29% and 26.09%, respectively. For the first six months of 2004, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of 1.56% and 27.95%, respectively, compared with 1.54% and 27.39%, respectively, in the corresponding 2003 period. Including the effect of merger-related expenses, the annualized net operating returns on average tangible assets and average tangible common stockholders’ equity for the six-month period ended June 30, 2003 were 1.41% and 25.07%, respectively.

     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income aggregated $438 million in the second quarter of 2004, compared with $435 million in the year-earlier quarter. The slight improvement reflects a $2.5 billion, or 6%, increase in average earning assets to $44.9 billion, largely offset by the impact of a decline in the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, from 4.12% in 2003’s second quarter to 3.92% in the recent quarter. Taxable-equivalent net interest income was $424 million in the first quarter of 2004 when average earning assets were $43.4 billion and the Company’s net interest margin was 3.92%. The increase in net interest income from the initial 2004 quarter to the recently completed quarter was due largely to a $1.5 billion increase in average earning assets, reflecting a $1.1 billion increase in average loans outstanding and a $427 million increase in the average balance of investment securities. Average loans and leases increased to $36.9 billion in the recently completed quarter from $36.6 billion in the year-earlier quarter. The increase in the recent quarter’s average loans and leases as compared with the second quarter of 2003 was due, in part, to higher commercial real estate loans and consumer loans. Partially offsetting those increases were lower average commercial loans, which declined largely as a result of a decision to not pursue certain lines of business acquired from Allfirst, and a decline in average consumer real estate loan balances, due largely to the impact of two fourth quarter 2003 transactions in which M&T converted $1.3 billion of such loans into mortgage-backed securities which are now held in the investment securities portfolio. Average loans and leases in 2004’s second quarter rose 3% from $35.8 billion in the initial quarter of 2004, led by growth in the commercial loan and commercial real estate loan portfolios. The following table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2004	2003	2004
Commercial, financial, etc.	$9,464	(5)%	4%
Real estate – commercial	12,962	7	4
Real estate – consumer	3,218	(16)	4
Consumer
Automobile	4,568	14	2
Home equity lines	3,442	17	5
Home equity loans	1,566	(26)	(7)
Other	1,684	1	(1)

Total consumer	11,260	5	1

Total	$36,904	1%	3%

     For the first half of 2004, taxable-equivalent net interest income was $862 million, up 14% from $755 million in the similar 2003 period. An increase in average loans and leases of $5.1 billion was the leading factor contributing to that improvement, largely resulting from the impact of the $10.3 billion of loans obtained in the Allfirst acquisition on April 1, 2003. Such loans included approximately $4.5 billion of commercial loans and leases (including $314 million of leveraged leases and $230 million of loans to foreign borrowers), $2.5 billion of commercial real estate loans, $383 million of residential real estate loans and $2.9 billion of consumer loans and leases. Also contributing to the improvement in taxable-equivalent net interest income year-over-year were higher average balances of investment securities. Partially offsetting the impact of growth in earning assets was a lower net interest margin, which declined 28 basis points (hundredths of one percent) to 3.92% during the first half of 2004 from 4.20% in the year-earlier period.

     Investment securities averaged $7.9 billion in the recent quarter, up from $5.7 billion in the corresponding quarter of 2003 and $7.5 billion in the first quarter of 2004. The higher level of investment securities in 2004’s second quarter compared with the year-earlier period includes the impact of the fourth quarter 2003 residential real estate loan securitizations already noted. The rise in average investment securities during the recent quarter as compared with the initial quarter of 2004 was due largely to purchases of residential mortgage-backed securities and collateralized mortgage obligations during the period. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, shorter-term U.S. Treasury notes, debt securities issued by municipalities, and debt and preferred equity securities issued by government-

sponsored agencies and certain financial institutions. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing the investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or in connection with a business combination.

     Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, federal funds sold and agreements to resell securities, averaged $76 million in the recent quarter, compared with $100 million in the second quarter of 2003 and $85 million in 2004’s initial quarter. The size of the Company’s investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, collateral requirements and management of balance sheet size and resulting capital ratios.

     As a result of the changes described herein, average earning assets increased $2.5 billion, or 6%, to $44.9 billion in the recent quarter from $42.4 billion in the second quarter of 2003. Average earning assets were $43.4 billion in the first quarter of 2004 and aggregated $44.2 billion and $36.2 billion for the six-month periods ended June 30, 2004 and 2003, respectively.

     Core deposits represent the most significant source of funding to the Company and are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T. Core deposits averaged $28.3 billion in the recent quarter, up from $28.0 billion in the second quarter of 2003 and $27.9 billion in the first quarter of 2004. The following table provides an analysis of quarterly changes in the components of average core deposits. Average time deposits less than $100,000 have declined from the prior periods due to the low interest rate environment, as depositors continued to demonstrate reluctance to commit funds to longer-term deposit products. The decline in average NOW account balances from the prior quarters reflects product modifications that resulted in additional customer balances being swept into savings deposit accounts.

AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2004	2003	2004
NOW accounts	$368	(59)%	(67)%
Savings deposits	15,611	9	6
Time deposits less than $100,000	4,341	(20)	(5)
Noninterest-bearing deposits	7,996	8	6

Total	$28,316	1%	1%

     For the six-month periods ended June 30, 2004 and 2003, core deposits averaged $28.1 billion and $22.9 billion, respectively. Core deposits assumed on April 1, 2003 in conjunction with the Allfirst acquisition totaled approximately $10.7 billion.

     The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.2 billion in the first and second quarters of 2004, compared with $1.4 billion in the second quarter of 2003. Offshore branch deposits, primarily comprised of balances of $100,000 or more, averaged $2.8 billion for the three-month periods ended June 30 and March 31, 2004, and $996 million for the second quarter of 2003.

Brokered time deposits averaged $1.3 billion in the second quarter of 2004, compared with $655 million in the year-earlier quarter and $854 million in the initial 2004 quarter. At June 30, 2004, brokered time deposits totaled $1.8 billion and had a weighted-average remaining term to maturity of 17 months. Certain of these brokered time deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $110 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $56 million during the second quarter of 2004, compared with $101 million and $59 million during the second quarter of 2003 and first quarter of 2004, respectively. Offshore branch deposits and brokered deposits have been used by the Company as an alternative to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

     The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Banks of New York, Pittsburgh and Atlanta (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $5.1 billion in the second quarter of 2004, compared with $4.8 billion in the year-earlier quarter and in the first quarter of 2004. Amounts borrowed from the FHLB and included in short-term borrowings averaged $591 million in the second quarter of 2003, while there were no such short-term borrowings in the recent quarter nor in the first quarter of 2004. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank formed in November 2002. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. The remaining short–term borrowings were predominantly comprised of unsecured federal funds borrowings which generally mature daily. Federal funds borrowings averaged $4.3 billion in 2004’s second quarter, compared with $3.0 billion in the year-earlier quarter and $3.9 billion in the first quarter of 2004.

     Long-term borrowings averaged $5.9 billion in the recent quarter, compared with $6.7 billion and $5.6 billion in the second quarter of 2003 and the first quarter of 2004, respectively. Included in average long-term borrowings were amounts borrowed from the FHLB totaling $3.2 billion in the second quarter of 2004, compared with $4.2 billion and $3.1 billion in the second quarter of 2003 and the first quarter of 2004, respectively, and subordinated capital notes of $1.3 billion in each of the two most recent quarters and in 2003’s second quarter. Average long-term borrowings for 2003’s second quarter also included $269 million of floating rate notes payable to AIB that were assumed in the acquisition of Allfirst and that were subsequently repaid. As described in note 5 of Notes to Financial Statements, as of December 31, 2003 the Company applied new accounting provisions promulgated by the Financial Accounting Standards Board (“FASB”) and removed from its consolidated balance sheet the trusts that had issued trust preferred securities. That change had no economic impact on the Company and no material or substantive impact on the Company’s financial statements. Trust preferred securities included in average long-term borrowings totaled $685 million in the second quarter of 2003. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings in the first two quarters of 2004 were $710 million. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 5 of Notes to Financial Statements. As described later, interest rate swap agreements have been entered into by the Company as part of its management of interest rate risk related to long-term borrowings.

     In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, changes in interest rates and spreads can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.67% in the second quarter of 2004 and 3.85% in the year-earlier quarter. The yield on earning assets during the recent quarter was 5.06%, down 44 basis points from 5.50% in the second quarter of 2003, while the rate paid on interest-bearing liabilities decreased 26 basis points to 1.39% from 1.65% in the second quarter of 2003. The declines in interest rates earned and paid from 2003’s second quarter to the recent quarter reflect generally lower market interest rates. In the first quarter of 2004, the net interest spread was 3.67%, the yield on earning assets was 5.10% and the rate paid on interest-bearing liabilities was 1.43%. For the first half of 2004, the net interest spread was 3.67%, a decrease of 26 basis points from the corresponding 2003 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 5.08% and 1.41%, respectively, in the first half of 2004, compared with 5.68% and 1.75%, respectively, in the year-earlier period. Lower yielding portfolios of loans and investment securities obtained in the acquisition of Allfirst and lower market interest rates contributed to the reduced yields on earning assets in the six-month period ended June 30, 2004, as compared with the similar 2003 period.

     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Average net interest-free funds totaled $8.2 billion in the second quarter of 2004, up from $7.1 billion in the year-earlier quarter and $7.8 billion in the three-month period ended March 31, 2004. During the first half of 2004 and 2003, net interest-free funds aggregated $8.0 billion and $5.7 billion, respectively. The increase in average net interest-free funds in the first six months of 2004 as compared with the year-earlier period was due largely to the impact of the Allfirst acquisition. Goodwill and core deposit and other intangible assets averaged $3.1 billion during the first two quarters of 2004 and $3.2 billion during the second quarter of 2003. The cash surrender value of bank owned life insurance averaged $967 million and $918 million in the second quarter of 2004 and 2003, respectively, and $956 million in the first quarter of 2004. Tax-exempt income earned from increases in the cash surrender value of bank owned life insurance is not included in interest income, but rather is recorded in “other revenues from operations.”

     The contribution of net interest-free funds to net interest margin was ..25% in the recent quarter, unchanged from the first quarter of 2004 but down from .27% in the second quarter of 2003. For the first six months of the year, the contribution of net interest-free funds to net interest margin was .25% in 2004 and .27% in 2003.

     Reflecting the changes described herein, the Company’s net interest margin was 3.92% in the recent quarter, 20 basis points lower than 4.12% in the second quarter of 2003, but equal to the first quarter of 2004. During the first six months of 2004 and 2003, the net interest margin was 3.92% and 4.20%, respectively. As already discussed, the low interest rate environment has resulted in a narrowing of the net interest margin in recent quarters, as the yields on earning assets (particularly loan yields due to repricing) have declined more than rates paid on interest-bearing liabilities.

     In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of June 30, 2004 and December 31, 2003 was $685 million, and $845 million as of June 30, 2003. In general, under the terms of these swap agreements, the Company receives payments based on the outstanding notional amount of the swap agreements at fixed rates and makes payments at variable rates. However, under the terms of a $100 million swap agreement that had been in effect at June 30, 2003 and that had been designated as a cash flow hedge, the Company paid a fixed rate of interest and received a variable rate.

     All of the Company’s interest rate swap agreements entered into for risk management purposes as of June 30, 2004 had been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness of both fair value and cash flow hedges used for interest rate risk management purposes recognized during the quarters ended June 30, 2004 and 2003 and the quarter ended March 31, 2004 were not material to the Company’s results of operations. The estimated fair values of interest rate swap agreements designated as fair value hedges were a loss of approximately $16 million at June 30, 2004, compared with a gain of $27 million at June 30, 2003 and a loss of $1 million at December 31, 2003. The fair values of such swap agreements were substantially offset by unrealized gains or losses on the fair values of the hedged items. The estimated fair value of the interest rate swap agreement designated as a cash flow hedge at June 30, 2003 was a loss of approximately $280 thousand. Net of applicable income taxes, such loss was approximately $171 thousand and was included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet as of June 30, 2003. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates.

     The weighted average rates to be received and paid under interest rate swap agreements currently in effect were 6.91% and 4.01%, respectively, at June 30, 2004. The average notional amounts of interest rate swap agreements and the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements, are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

	Three months ended June 30
	2004		2003
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(5,107)	(.06)	(5,180)	(.06)

Net interest income/margin	$5,107	.05%	$5,180	.05%

Average notional amount	$683,791		$855,275

Rate received**		7.04%		6.21%
Rate paid**		4.04%		3.78%

INTEREST RATE SWAPS, continued
Dollars in thousands

	Six months ended June 30
	2004		2003
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(10,348)	(.06)	(7,159)	(.05)

Net interest income/margin	$10,348	.05%	$7,159	.04%

Average notional amount	$679,725		$657,348

Rate received**		7.14%		5.26%
Rate paid**		4.08%		3.06%

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity risk refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. M&T Bank has also obtained funding through issuances of subordinated capital notes and through the $500 million revolving asset-backed borrowing noted earlier. Informal and sometimes reciprocal sources of funding are also available to M&T Bank through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $4.0 billion, $3.5 billion and $3.2 billion at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. In general, these borrowings were unsecured and matured on the following business day.

     Should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of short-term funding become restricted due to a disruption in the financial markets, the Company’s ability to obtain funding from these or other sources could be negatively impacted. The Company attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels. The Company estimates such impact by attempting to measure the affect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets.

     The Company serves in the capacity of remarketing agent for variable rate demand bonds (“VRDBs”) in a line of business obtained in the Allfirst acquisition. The VRDBs are enhanced by a direct-pay letter of credit provided by M&T Bank. Holders of the VRDBs generally have the right to sell the bonds to the remarketing agent with seven days notice, which could result in M&T Bank owning the VRDBs for some period of time until such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. The value of VRDBs in the Company’s trading account totaled $1 million and $26 million at June 30, 2004 and 2003, respectively, and $22 million at December 31, 2003. As of June 30, 2004 and December 31, 2003, the total amount of VRDBs outstanding backed by an M&T Bank letter of credit was $1.7 billion, compared with $1.4 billion at June 30, 2003. M&T Bank also serves as remarketing agent for most of those bonds.

     The Company enters into contractual obligations in the normal course of business which require future cash payments. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Since many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 7 of Notes to Financial Statements.

     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of this test, at June 30, 2004 approximately $619 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at June 30, 2004 or at December 31, 2003.

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

     The Company’s Asset-Liability Committee, which includes members of senior management, monitors the sensitivity of the Company’s net interest income to changes in interest rates with the aid of a computer model that forecasts net interest income under different interest rate scenarios. In utilizing the model, market implied forward interest rates over the subsequent twelve months are generally used to determine a base interest rate scenario for the net interest income simulation. That calculated base net interest income is then compared to the income calculated under interest rate scenarios assuming incremental 100 and 200 basis point changes to the aforementioned base scenario. The model considers the impact of ongoing lending and deposit gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

     The accompanying table as of June 30, 2004 and December 31, 2003 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	June 30, 2004	December 31, 2003
+200 basis points	$(19,365)	4,504
+100 basis points	(8,942)	(190)
-100 basis points	9,421	(12,945)
-200 basis points	3,387	(13,064)

     Many assumptions were utilized by the Company to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions related to interest rates in future periods, the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. As noted above, the Company also assumed gradual changes in rates during a twelve-month period, including incremental 100 and 200 basis point rate changes, as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Company’s past or projected net interest income.

     The Company has historically engaged in trading activities to meet the financial needs of customers, to fund the Company’s obligations under certain deferred compensation plans and, to a limited extent, to profit from perceived market opportunities. Financial instruments utilized in trading activities have included forward and futures contracts related to foreign currencies and mortgage-backed securities, U.S. Treasury and other government securities, mortgage-backed securities, mutual funds and interest rate contracts, such as swap agreements. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions, as well as the type of trading activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by the Asset-Liability Committee. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.

     The notional amounts of interest rate contracts entered into for trading purposes totaled $5.4 billion at June 30, 2004, $5.5 billion at June 30, 2003, and $5.3 billion at December 31, 2003. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $686 million, $418 million and $548 million at June 30, 2004, June 30, 2003 and December 31, 2003, respectively. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $144 million and $88 million, respectively, at June 30, 2004, $266 million and $187 million, respectively, at June 30, 2003, and $215 million and $139 million, respectively, at December 31, 2003. Included in trading account assets at June 30, 2004 and 2003, and December 31, 2003 were $43 million, $35 million and $39 million, respectively, related to deferred compensation plans. Changes in the fair value of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at June 30, 2004 and December 31, 2003 were $49 million of liabilities related to deferred compensation plans, while at June 30, 2003, $44 million of such liabilities were included in other liabilities. Changes in the balances of deferred compensation-related liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income. Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the second quarter of 2004 was $30 million, compared with $36 million in the second quarter of 2003 and $20 million in the initial 2004 quarter. Net loan charge-offs were $21 million in the second quarter of 2004, compared with $23 million in the year-earlier quarter and $18 million in the first quarter of 2004. Net charge-offs as an annualized percentage of average loans and leases were .23% in the recent quarter, compared with .26% and .20% in the quarters ended June 30, 2003 and March 31, 2004, respectively. For the six months ended June 30, 2004 and 2003, the provision for credit losses was $50 million and $69 million, respectively. Through June 30, net charge-offs were $39 million in 2004 and $48 million in 2003, representing .22% and .31%, respectively, of average loans and leases. Net charge-offs of loans acquired from Allfirst have not been significant. A summary of net charge–offs by loan type follows.

NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	2004
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$3,450	6,362	9,812
Real estate:
Commercial	(878)	803	(75)
Residential	1,241	1,270	2,511
Consumer	14,104	12,689	26,793

	$17,917	21,124	39,041

NET CHARGE-OFFS, continued
BY LOAN/LEASE TYPE
In thousands

	2003
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$12,237	7,420	19,657
Real estate:
Commercial	1,358	1,180	2,538
Residential	530	1,107	1,637
Consumer	10,667	13,772	24,439

	$24,792	23,479	48,271

     Nonperforming loans, which consist of nonaccrual and restructured loans, aggregated $190 million or .51% of total loans and leases outstanding at June 30, 2004, improved from $319 million or .86% at June 30, 2003, $240 million or .67% at December 31, 2003, and $256 million or .70% at March 31, 2004. Included in nonperforming loans on those respective dates were $31 million, $109 million, $67 million and $64 million of nonperforming loans obtained in the Allfirst acquisition. The significant decrease in nonperforming loan levels since June 30, 2003 was the result of several commercial loans that were either paid off, sold or charged-off since that date, of which a significant amount were resolved during the recently completed quarter.

     Accruing loans past due 90 days or more were $135 million or .36% of total loans and leases at June 30, 2004, compared with $170 million or .46% a year earlier, $155 million or .43% at December 31, 2003 and $144 million or .40% at March 31, 2004. Accruing loans past due 90 days or more include one-to-four family residential mortgage loans serviced by the Company and repurchased from the Government National Mortgage Association (“GNMA”). The repurchased loans totaled $100 million at June 30, 2004, $115 million a year earlier, $110 million at March 31, 2004 and $118 million at December 31, 2003. The outstanding principal balances of the repurchased loans are fully guaranteed by government agencies. The loans were repurchased to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors.

     Commercial loans and leases classified as nonperforming totaled $47 million at June 30, 2004, $179 million at June 30, 2003, $105 million at December 31, 2003 and $128 million at March 31, 2004. As noted earlier, the significant decrease in such loans at the recent quarter-end when compared with the earlier dates was due largely to the ultimate resolution of several large commercial credits through a combination of payoffs, sales and charge-offs.

     Nonperforming commercial real estate loans aggregated $62 million at June 30, 2004, $58 million a year earlier, $48 million at December 31, 2003 and $44 million at March 31, 2004.

     Nonperforming residential real estate loans totaled $44 million at June 30, 2004, $58 million at June 30, 2003, $51 million at December 31, 2003 and $48 million at March 31, 2004. Residential real estate loans past due 90 days or more and accruing interest totaled $119 million at June 30, 2004, compared with $135 million at June 30, 2003, and $141 million and $130 million at December 31, 2003 and March 31, 2004, respectively. As previously discussed, a substantial portion of such loans relate to loans repurchased from GNMA that are fully guaranteed by government agencies.

     Nonperforming consumer loans and leases totaled $37 million at the recent quarter-end, $24 million at June 30, 2003, and $36 million at December 31, 2003 and March 31, 2004. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .33% at June 30, 2004, .22% a year earlier, .33% at December 31, 2003 and .32% at March 31, 2004.

     Assets acquired in settlement of defaulted loans were $19 million at each of the two most recent quarter-ends, $23 million at June 30, 2003 and $20 million at December 31, 2003.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2004 Quarters		2003 Quarters
	Second	First	Fourth	Third	Second
Nonaccrual loans	$181,974	248,188	232,983	278,300	311,881
Renegotiated loans	8,163	7,637	7,309	6,888	6,985

Total nonperforming loans	190,137	255,825	240,292	285,188	318,866
Real estate and other assets owned	19,026	19,189	19,629	20,158	23,028

Total nonperforming assets	$209,163	275,014	259,921	305,346	341,894

Accruing loans past due 90 days or more*	$134,757	144,345	154,759	174,224	169,753

Government guaranteed loans included in totals above
Nonperforming loans	$16,400	19,044	19,355	19,225	16,243
Accruing loans past due 90 days or more	111,635	116,826	124,585	133,045	135,545

Nonperforming loans to total loans and leases, net of unearned discount	.51%	.70%	.67%	.77%	.86%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.56%	.75%	.73%	.82%	.92%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.36%	.40%	.43%	.47%	.46%

*	Predominately residential mortgage loans.

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

     Despite recent signs indicating the possible beginning of a general economic upturn, management cautiously and conservatively evaluated the allowance for credit losses as of June 30, 2004 in light of mixed regional economic indicators and, given the relative size of the acquired Allfirst loan portfolios, the status of management’s ongoing detailed credit reviews of such portfolios. Although there are indications that the national economy has improved and optimism about its future outlook is growing, concerns remain about the rate of job growth, which could cause consumer spending to slow; higher interest rates, which, among other things, could adversely impact the housing market and affect consumer confidence levels; and continued stagnant population growth in the upstate New York and central Pennsylvania regions. Management believes that the allowance for credit losses at June 30, 2004 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $625 million, or 1.66% of total loans and leases at June 30, 2004, compared with $604 million or 1.63% a year earlier, $614 million or 1.72% at December 31, 2003 and $616 million or 1.69% at March 31, 2004. The ratio of the allowance for credit losses to nonperforming loans was 328% at the most recent quarter-end, compared with 189% a year earlier, 256% at December 31, 2003 and 241% at March 31, 2004. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income was $232 million in the second quarter of 2004, compared with $233 million in the similar 2003 quarter and $228 million in the first quarter of 2004.

     Mortgage banking revenues totaled $30 million in 2004’s second quarter, down 31% from $44 million in the second quarter of 2003, but 7% higher than $28 million in the initial 2004 quarter. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities is largely comprised of the origination, sales and servicing of loans in conjunction with the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program, which was a business line acquired in the Allfirst transaction.

     Residential mortgage banking revenues, which include gains from sales of residential mortgage loans and loan servicing rights, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, decreased to $23 million in the recent quarter from $37 million in the year-earlier period and $24 million in the first quarter of 2004. The significant decrease in such revenues in the recent quarter as compared with the corresponding 2003 quarter was largely due to lower levels of loan originations. Higher origination activity in the 2003 quarter reflected the impact of historically low levels of interest rates that produced an extremely favorable environment for loan origination and refinancing activities by consumers. Residential mortgage loans originated for sale to other investors were approximately $1.3 billion during the second quarter of 2004, compared with $1.8 billion in 2003’s second quarter and $1.0 billion in the initial quarter of 2004. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated $7 million in the second quarter of 2004, compared with $21 million in the year-earlier quarter and $8 million in the first 2004 quarter.

     As further explained in “Recent Accounting Developments” included herein, in March 2004 the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding the accounting for loans held for sale and loan commitments accounted for as derivative instruments. In accordance with SAB No. 105, effective April 1, 2004 value ascribable to loan cash flows that will ultimately be realized in connection with mortgage servicing activities should not be included in the determination of fair value of loans held for sale or commitments to originate loans for sale, but rather should only be recognized at the time the underlying mortgage loans are sold. The Company adopted the SEC guidance effective April 1, 2004 resulting in a deferral of mortgage banking revenues of approximately $6 million from the second quarter to the third quarter of 2004. Neither the amount or timing of receipt of such cash flows nor the economic value of the loans and commitments have changed as a result of this accounting guidance.

     Revenues from servicing residential mortgage loans for others were $14 million in the quarters ended March 31 and June 30, 2004, and $13 million in the second quarter of 2003. Included in each quarter’s servicing revenues were amounts related to purchased servicing rights associated with small balance commercial real estate loans of $1 million. Residential mortgage loans serviced for others totaled $14.3 billion at June 30, 2004, compared with $12.7 billion a year earlier and $13.6 billion at December 31, 2003, including the small balance commercial real estate loans noted above of approximately $1.2 billion and $700 million at June 30, 2004 and 2003, respectively, and $1.0 billion at December 31, 2003. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $140 million at June 30, 2004, compared with $92 million a year earlier and $129 million at December 31, 2003. Included in capitalized residential mortgage servicing assets were $9 million and $7 million at June 30, 2004 and 2003, respectively, and $8 million at December 31, 2003 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Residential mortgage loans held for sale totaled $660 million and $966 million at June 30, 2004 and 2003, respectively, and $723 million at December 31, 2003. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $859 million and $548 million, respectively, at June 30, 2004, $1.6 billion and $1.1 billion, respectively, at June 30, 2003, and $824 million and $459 million, respectively, at December 31, 2003. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $1 million and $17 million at June 30, 2004 and 2003, respectively, and $7 million at December 31, 2003. Changes in net unrealized gains are recorded in mortgage banking revenues and, largely due to the implementation of SAB No. 105, resulted in a net decrease in revenues of $7 million in the second quarter of 2004. Changes in net unrealized gains resulted in an increase in mortgage banking revenues of $2 million in the second quarter of 2003 and in the first quarter of 2004.

     Commercial mortgage banking revenues in the second quarters of 2004 and 2003 were $7 million, compared with $4 million in 2004’s initial quarter. Revenues from commercial mortgage loan origination and sales activities were $3 million and $4 million in the quarters ended June 30, 2004 and 2003, respectively, and $1 million in the first quarter of 2004. Commercial mortgage loan servicing revenues were $3 million in the second quarter of 2004 and $2 million in the second quarter of 2003 and in 2004’s initial quarter. Capitalized commercial mortgage servicing assets totaled $22 million at June 30, 2004 and December 31, 2003, compared with $21 million at June 30, 2003. Commercial mortgage loans held for sale at June 30, 2004 and 2003 were $34 million and $65 million, respectively, and $1 million at December 31, 2003.

     Service charges on deposit accounts increased 6% to $91 million in the second quarter of 2004 from $86 million in the year-earlier quarter and were 3% above $88 million in the first quarter of 2004. Trust income aggregated $35 million in the recent quarter, compared with $34 million in last year’s second quarter and this year’s first quarter. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $13 million in the second quarter of 2004, compared with $14 million in the year-earlier quarter and in the first quarter of 2004. Trading account and foreign exchange activity resulted in gains of $4 million during the second quarter of 2004, $6 million in 2003’s second quarter and $5 million in the first quarter of 2004. Other revenues from operations were $59 million in the recent quarter, compared with $49 million in the year-earlier quarter and $56 million in 2004’s initial quarter. Other revenues from operations included letter of credit and other credit-related fees of $18 million in the recent quarter and in the first quarter of 2004, compared with $15 million in the second quarter of 2003. Also included in other revenues from operations is tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $13 million in each of the first two quarters of 2004, and $12 million in the quarter ended June 30, 2003. Included in other revenues from operations for the second quarter of 2004 was a $3 million gain on the sale of a portion of the Company’s business credit card portfolio, which aggregated $17 million on the sale date. Financial results attributable to the sold loans did not have a material impact on the Company’s results of operations in any reporting period.

     Other income totaled $460 million in the first half of 2004, up 26% from $366 million in the corresponding 2003 period. Included in other income in the first six months of 2003 were three months of revenues relating to operations obtained in the Allfirst acquisition.

     For the first six months of 2004, mortgage banking revenues totaled $58 million, down from $78 million in the year-earlier period. Residential mortgage banking revenues decreased to $47 million in the first half of 2004 from $72 million in 2003’s first six months. A lower level of loan originations, largely due to the historically low interest rate environment during 2003, was the most significant factor causing the decline in revenues. Also contributing to the decrease was the previously noted adoption of SAB No. 105 on April 1, 2004, which resulted in a deferral of mortgage banking revenues of approximately $6 million from the second quarter to the third quarter of 2004. Residential mortgage loans originated for sale to other investors were $2.3 billion in the first half of 2004, compared with $3.3 billion in 2003’s first six months. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized unrealized gains on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated $15 million and $39 million during the six-month periods ended June 30, 2004 and 2003, respectively. Revenues from servicing residential mortgage loans for others were $28 million and $27 million for the first six months of 2004 and 2003, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $3 million and $2 million for the first half of 2004 and 2003, respectively. Commercial mortgage banking revenues totaled $11 million during the first half of 2004, up from $7 million in the comparable 2003 period, when only one quarter of Allfirst-related activity was included in such revenues.

     Due largely to the impact of the Allfirst transaction, service charges on deposit accounts grew 39% to $179 million during the first half of 2004 from $129 million in the comparable 2003 period and trust income rose 42% to $68 million from $48 million a year earlier. Brokerage services income increased 11% to $27 million during the first six months of 2004 from $24 million in the similar 2003 period. Trading account and foreign exchange activity resulted in gains of $9 million and $6 million for the six-month periods ended June 30, 2004 and 2003, respectively. Reflecting Allfirst-related revenues, other revenues from operations increased 47% to $116 million in the first six months of 2004 from $79 million in the comparable 2003 period. Included in other revenues from operations during the six-month periods ended June 30, 2004 and 2003 were letter of credit and other credit-related fees of $36 million and $23 million, respectively, and income from bank owned life insurance totaling $25 million and $20 million, respectively.

Other Expense

Other expense aggregated $357 million in the second quarter of 2004, 17% lower than $431 million in the year-earlier period, and down 8% from $390 million in the first quarter of 2004. Included in the amounts noted above are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $19 million in the recent quarter, $23 million in the second quarter of 2003, and $21 million in 2004’s first quarter; and merger-related expenses of $33 million in the quarter ended June 30, 2003. There were no merger-related expenses in the first or second quarters of 2004. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $338 million in the second quarter of 2004, compared with $375 million in the year-earlier quarter and $369 million in the first quarter of 2004. Contributing to the lower expense level in the recent quarter as compared with the year-earlier and immediately preceding quarters was a partial reversal of the valuation allowance for the impairment of capitalized residential mortgage servicing rights of $22 million, reflecting changes in the estimated fair value of such rights. In contrast, the Company recognized provisions for impairment of such rights of $18 million and $11 million for the second quarter of 2003 and first quarter of 2004, respectively, the result of the impact the low residential mortgage loan interest rate environment in those periods had on the value of capitalized mortgage servicing rights.

     Other expense for the first six months of 2004 totaled $747 million, up 11% from $673 million in the corresponding period of 2003. Included in these amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $40 million in the first half of 2004 and $34 million in the similar 2003 period, and merger-related expenses of $39 million in the first six months of 2003. As already noted, there were no merger-related expenses during 2004. Exclusive of these nonoperating expenses, noninterest operating expenses for the six-month period ended June 30, 2004 increased to $707 million from $601 million in the comparable 2003 period. A significant portion of the increase in such expenses was due to operations associated with Allfirst, specifically, the inclusion of six months of Allfirst-related operating expenses in the 2004 period compared with three months of similar expenses in 2003. Table 2 provides a reconciliation of other expense to noninterest operating expense, as well as a summary of merger-related expenses.

     Salaries and employee benefits expense totaled $203 million in the second quarter of 2004, compared with $205 million in the year-earlier quarter and $201 million in the first quarter of 2004. For the first half of 2004, salaries and employee benefits expense increased to $403 million from $330 million in the comparable 2003 period. Salaries and benefits related to the acquired operations of Allfirst represented substantially all of the rise in such expenses in the six-month period ended June 30, 2004 from the similar 2003 period.

     Excluding the nonoperating expense items previously noted, nonpersonnel expense totaled $135 million in the recent quarter, compared with $173 million in the second quarter of 2003 and $168 million in 2004’s initial quarter. On the same basis, such expenses were $303 million during the first six months of 2004, up from $275 million during the like-2003 period. The most significant contributor to the lower nonpersonnel operating expense level in the recent quarter as compared with the year-earlier quarter and 2004’s first quarter was the $22 million partial reversal of the valuation allowance for the impairment of capitalized residential mortgage servicing rights already discussed. Provisions for impairment of such rights of $18 million and $11 million were recognized in the second quarter of 2003 and first quarter of 2004, respectively. The impact of the Allfirst acquisition was a significant contributor to the higher expense levels in the first half of 2004 as compared with the corresponding 2003 period. Partially offsetting the higher expense level in the 2004 period was an $11 million partial reversal of the valuation allowance for capitalized residential mortgage servicing rights recorded in the first half of 2004, compared with a provision for the impairment of such rights of $18 million included in the similar 2003 period expense total.

     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from sales of bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio improved to 50.4% during the recent quarter from 56.2% during the second quarter of 2003 and 56.8% in 2004’s first quarter. The efficiency ratios for each of the six-month periods ended June 30, 2004 and 2003 were 53.6%. Noninterest operating expenses used in calculating the efficiency ratio do not include the merger-related expenses or amortization of core deposit and other intangible assets noted earlier. If charges for amortization of core deposit and other intangible assets were included, the ratios for the three-month periods ended June 30, 2004, June 30, 2003 and March 31, 2004 would have been 53.3%, 59.6% and 60.1%, respectively, and for the six-month periods ended June 30, 2004 and 2003 would have been 56.6% and 56.7%, respectively.

     Merger-related expenses consisted largely of expenses for professional services and temporary help associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to Allfirst’s customers; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices.

Capital

Stockholders’ equity at June 30, 2004 totaled $5.7 billion, representing 10.86% of total assets, compared with $5.4 billion or 10.78% of total assets a year earlier and $5.7 billion or 11.47% at December 31, 2003. On a per share basis, stockholders’ equity was $48.21 at June 30, 2004, up from $45.46 and $47.55 at June 30 and December 31, 2003, respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $22.40 at the end of 2004’s second quarter, compared with $19.47 a year earlier and $21.97 at December 31, 2003.

     During the first quarter of 2004, M&T resumed repurchasing its common stock under authorized repurchase programs. In February 2004, M&T announced that it completed the stock repurchase program authorized in November 2001 and that it had been authorized by its Board of Directors to purchase up to an additional 5,000,000 shares of its common stock. As of June 30, 2004, M&T had repurchased a total of 2,248,900 shares of common stock pursuant to the February 2004 program at an average cost of $88.00 per share. During the second quarter and first half of 2004, M&T repurchased 1,848,900 shares and 3,616,800 shares, respectively, of common stock pursuant to the two authorized programs at an average cost per share of $87.19 and $89.41, respectively.

     Reflected in stockholders’ equity was accumulated other comprehensive income which reflects the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale; unrealized fair value gains or losses associated with interest rate swap agreements designated as cash flow hedges; and minimum pension liability adjustments. Net unrealized losses on available for sale investment securities were $3 million, or $.03 per common share, at June 30, 2004, compared with unrealized gains of $53 million, or $.44 per share, at June 30, 2003 and $38 million, or $.32 per share, at December 31, 2003. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. The accounting treatment required for investment securities classified as available for sale highlights the inconsistency in GAAP relative to accounting for financial instruments. While changes in fair value for investment securities classified as available for sale impact stockholders' equity, changes in the fair value of many other financial instruments, such as investment securities classified as held to maturity, loans held for investment, deposits and borrowings generally are not recognized, unless they are subject to the hedge accounting requirements of GAAP. The fair value of deposits and borrowings generally increases during periods of rising interest rates, offsetting general decreases in the fair values of financial assets. Recognition of certain fair value changes while excluding others could therefore produce distorted results. Net unrealized fair value losses associated with interest rate swap agreements designated as cash flow hedges were $171 thousand at June 30, 2003, representing less than $.01 per share. There were no outstanding interest rate swap agreements designated as cash flow hedges at June 30, 2004 or December 31, 2003. The minimum pension liability adjustment, net of applicable tax effect, reduced accumulated other comprehensive income by $12 million at June 30, 2004 and December 31, 2003, representing $.11 per share and $.10 per share at each respective date. There was no similar adjustment at June 30, 2003.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes $686 million of trust preferred securities as described in note 5 of Notes to Financial Statements. As of June 30, 2004, total capital also included $1.1 billion of subordinated notes.

     The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as an annualized percentage of regulatory “core capital” at the beginning of each period was 18.65% during the second quarter of 2004, compared with 22.62% in the similar quarter of 2003 and 15.65% in the first quarter of 2004.

     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of June 30, 2004 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
June 30, 2004

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Core capital	7.15%	7.01%	27.77%
Total capital	10.91%	10.68%	28.77%
Leverage	6.71%	6.61%	19.04%

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

     The Commercial Banking segment’s net income totaled $57 million in the second quarter of 2004, compared with $52 million in the year-earlier quarter and $53 million in the first quarter of 2004. The improvement from the second quarter of 2003 was attributable to higher net interest income of $5 million, due primarily to a 20 basis point increase in loan net interest margin, increased letter of credit and other credit-related fees of $7 million, and lower net charge-offs of $3 million, partially offset by higher operating expenses of $4 million and lower deposit service charges of $2 million. In comparison to the first quarter of 2004, higher revenues of $8 million were driven predominantly by a 19 basis point increase in loan net interest margin and a 3% increase in average loan balances outstanding. For the six months ended June 30, 2004, this segment contributed $111 million to net income, 49% higher than $74 million in the corresponding period of 2003. The favorable performance as compared with the previous year was due to higher net interest income of $37 million, service charges on deposit accounts of $11 million and letters of credit and other credit-related fees of $18 million, partially offset by higher salaries, benefits, and other operating expenses of $21 million, all largely attributable to the Allfirst acquisition. A $12 million decline in net charge-offs also contributed to the higher net income in 2004.

     The Commercial Real Estate segment earned $34 million during the recent quarter, unchanged from the prior year’s second quarter, but up 10% from $30 million earned in the first quarter of 2004. In comparison to the second quarter of 2003, higher salaries, benefits, and other costs of operations of $2 million were essentially offset by an increase in net interest income. The favorable variance from the immediately preceding quarter was attributable to increases of $3 million in both commercial mortgage banking revenues and net interest income, the latter due primarily to a 4% increase in average loan balances outstanding, partially offset by higher salaries, benefits, and other operating expenses of $2 million. During the first half of 2004, net income for the Commercial Real Estate segment rose 12% to $64 million from $57 million during the corresponding period in 2003. This increase was due mainly to higher net interest income of $12 million, reflecting higher loan balances outstanding, the result of growth in the markets already served by the Company and the impact of balances obtained in the Allfirst acquisition. Also contributing to the improved performance were higher commercial mortgage banking revenues of $4 million, largely from the origination, sales and servicing of loans related to the Company’s participation in the FNMA DUS program. These favorable factors were offset, in part, by a $10 million rise in operating expenses due primarily to salaries, benefits, and other operating expenses related to the Allfirst acquisition.

     The Discretionary Portfolio segment contributed $32 million to the Company’s net income during the second quarter of 2004, up 40% from $23 million in the year-earlier quarter and 21% higher than the $26 million earned in the first quarter of 2004. The improvement in the recent quarter’s net income was largely due to a $5 million partial reversal during that quarter of a valuation allowance for possible impairment of capitalized mortgage servicing rights attributable to securitized residential mortgage loans held by this segment, compared with additions of $2 million to such valuation allowance during both 2003’s second quarter and 2004’s first quarter. Also contributing to the recent quarter’s improvement as compared with the second quarter of 2003 was a $9 million increase in net interest income due primarily to higher investment securities balances. Net contribution for this segment increased 58% to $58 million for the first six months of 2004 from $36 million in the similar 2003 period due predominantly to a $24 million increase in net interest income from investment securities, including securities acquired in the Allfirst transaction. Also contributing to the favorable performance was a $3 million partial reversal during 2004 of a valuation allowance for possible impairment of capitalized mortgage servicing rights compared to a $2 million addition in 2003.

     The Residential Mortgage Banking segment contributed net income for the second quarter of 2004 of $17 million, up from $10 million in the second quarter of 2003. During 2004’s initial quarter, this segment’s net income was $.1 million. The recent quarter’s results reflect a $17 million partial reversal of a valuation allowance for possible impairment of capitalized mortgage servicing rights, while additions of $16 million and $9 million to such valuation allowance were made during 2003’s second quarter and 2004’s first quarter, respectively. A $21 million decrease in the recent quarter’s revenues from origination and sales activities as compared with the year-earlier period, including sales of loans to the Company’s Discretionary Portfolio, partially offset the impact of the changes noted in the servicing rights valuation allowance. The lower revenues from origination and sales activities reflect the generally higher interest rate environment during much of the first half of 2004 as compared with the same period in 2003, when loan origination and refinancing activities were at higher levels. Also contributing to the lower origination and sales revenues was the accounting deferral from the recent quarter to 2004’s third quarter of approximately $6 million of revenues attributable to the adoption of SAB No. 105, as discussed in “Other Income” included herein. For the first six months of 2004, net income was $17 million, down 36% from $27 million for the corresponding period in 2003. That unfavorable variance was due primarily to a $37 million decrease in revenues from origination and sales activities, including sales of loans to the Company’s Discretionary Portfolio and the impact of the previously noted adoption of SAB No. 105. Partially offsetting the decline in revenues was an $8 million reversal during 2004 of a valuation allowance for possible impairment of capitalized mortgage servicing rights compared to a $16 million addition to such allowance in 2003.

     Net income earned by the Retail Banking segment totaled $55 million in the second quarters of 2004 and 2003, and $49 million in the first quarter of 2004. As compared with the prior year quarter, a $12 million decrease in net interest income attributable to deposit accounts, the result of a 19 basis point decline in the net interest margin, was essentially offset by a $8 million increase in service charges on deposit accounts and other fee income and a $4 million decline in the provision for credit losses, due to lower growth in indirect automobile loan balances. The improvement in this segment’s net income from the immediately preceding quarter was largely due to a $7 million increase in deposit service charges and other fee income and a $3 million decrease in operating expenses. For the first six months of 2004, the Retail Banking segment’s earnings rose 9% to $104 million from $96 million during the similar period in 2003. The higher income was due to increases in net interest income of $49 million and service charges on deposit accounts and other fee income of $46 million, offset, in part, by higher operating expenses of $86 million, all substantially related to the acquired Allfirst franchise. A $5 million decline in the provision for credit losses also contributed to the year-over-year improvement.

     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets, the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses, and, in 2003, merger-related expenses resulting from the Allfirst acquisition.

Recent Accounting Developments

As already noted herein and in note 7 of Notes to Financial Statements, in March 2004 the SEC issued SAB No. 105 which summarizes the views of the SEC’s staff regarding the application of GAAP to loans held for sale and to loan commitments accounted for as derivative instruments. Those views are that, in general, when valuing mortgage loans held for sale and commitments to originate mortgage loans to be sold under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, value ascribable to loan cash flows that will ultimately be realized in connection with mortgage servicing activities should only be recognized at the time the underlying mortgage loans are sold and should not be considered when determining the fair value of loans held for sale or commitments to originate loans for sale. The SEC expects registrants to apply the accounting described in SAB No. 105 for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. In accordance with the new guidance, the Company adopted the provisions of SAB No. 105 effective April 1, 2004 and although such adoption had no economic impact on the Company, it resulted in a $6 million accounting deferral of mortgage banking revenues from the second quarter to the third quarter of 2004.

     On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act provides for prescription drug benefits under a new Medicare Part D program and federal subsidies to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2 (“FAS 106-2”)

providing formal guidance on the accounting for the effects of the Act. FAS 106-2 requires that effects of the Act be included in the measurement of the accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost when an employer initially adopts its provisions. FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company’s postretirement benefit plan does provide prescription drug benefits. The Company is in the process of reviewing the prescription drug benefits provided under its postretirement benefit plan in order to determine if such benefits are actuarially equivalent to Medicare Part D under the Act. Therefore, the Company has not yet adopted the provisions of FAS 106-2 and, accordingly, the APBO and net periodic postretirement benefit cost included in its financial statements do not reflect the effects of the Act on the Company’s postretirement benefits plan. The Company does not expect that the adoption of FAS 106-2 will have a material impact on the Company’s consolidated financial statements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2004 Quarters		2003 Quarters
	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$565,090	550,362	554,673	568,319	580,704	439,182
Interest expense	126,805	126,829	129,173	133,539	145,506	119,592

Net interest income	438,285	423,533	425,500	434,780	435,198	319,590
Less: provision for credit losses	30,000	20,000	28,000	34,000	36,000	33,000
Other income	232,334	228,151	233,757	231,594	232,897	132,847
Less: other expense	357,207	389,967	378,355	396,400	431,147	242,278

Income before income taxes	283,412	241,717	252,902	235,974	200,948	177,159
Applicable income taxes	94,538	77,997	81,801	75,329	62,600	56,998
Taxable-equivalent adjustment	4,489	4,230	4,200	4,182	4,308	3,623

Net income	$184,385	159,490	166,901	156,463	134,040	116,538

Per common share data
Basic earnings	$1.56	1.33	1.39	1.31	1.12	1.26
Diluted earnings	1.53	1.30	1.35	1.28	1.10	1.23
Cash dividends	$.40	.40	.30	.30	.30	.30
Average common shares outstanding
Basic	118,224	119,738	120,141	119,727	119,393	92,399
Diluted	120,655	122,316	123,328	122,593	122,366	95,062

Performance ratios, annualized
Return on
Average assets	1.45%	1.29%	1.35%	1.24%	1.10%	1.43%
Average common stockholders’ equity	13.12%	11.19%	11.77%	11.37%	10.00%	14.46%
Net interest margin on average earning assets (taxable-equivalent basis)	3.92%	3.92%	3.96%	4.02%	4.12%	4.32%
Nonperforming loans to total loans and leases, net of unearned discount	.51%	.70%	.67%	.77%	.86%	.88%
Efficiency ratio (a)	53.27%	60.07%	57.18%	56.60%	59.59%	52.37%

Net operating (tangible) results (b)
Net income (in thousands)	$196,158	172,423	181,594	182,670	169,436	127,231
Diluted net income per common share	1.63	1.41	1.47	1.49	1.38	1.34
Annualized return on
Average tangible assets	1.64%	1.48%	1.57%	1.55%	1.48%	1.62%
Average tangible common stockholders’ equity	30.12%	26.02%	28.33%	30.67%	29.89%	24.68%
Efficiency ratio (a)	50.39%	56.81%	53.93%	53.22%	56.20%	49.81%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$51,251	49,915	49,123	50,024	49,010	33,061
Total tangible assets (c)	48,137	46,781	45,968	46,848	45,822	31,884
Earning assets	44,923	43,444	42,672	42,885	42,386	30,004
Investment securities	7,943	7,516	6,212	5,837	5,654	3,638
Loans and leases, net of unearned discount	36,904	35,843	36,361	36,953	36,632	25,789
Deposits	33,702	32,856	32,357	31,954	31,189	21,078
Stockholders’ equity (c)	5,654	5,732	5,625	5,461	5,377	3,267
Tangible stockholders’ equity (c)	2,619	2,665	2,543	2,363	2,274	2,090

At end of quarter
Total assets (c)	$52,094	50,832	49,826	50,259	50,399	33,444
Total tangible assets (c)	48,990	47,708	46,681	47,093	47,211	32,271
Earning assets	45,757	44,335	43,134	43,257	43,038	30,396
Investment securities	8,161	7,656	7,259	5,957	5,946	4,146
Loans and leases, net of unearned discount	37,522	36,515	35,772	37,160	37,002	26,224
Deposits	34,954	33,341	33,115	32,414	32,539	21,924
Stockholders’ equity (c)	5,657	5,734	5,717	5,572	5,433	3,313
Tangible stockholders’ equity (c)	2,629	2,674	2,642	2,482	2,327	2,140
Equity per common share	48.21	48.17	47.55	46.49	45.46	35.81
Tangible equity per common share	22.40	22.47	21.97	20.71	19.47	23.13

Market price per common share
High	$92.70	98.65	98.98	90.93	90.91	84.48
Low	82.90	88.08	87.50	83.65	79.00	74.71
Closing	87.30	89.85	98.30	87.30	84.22	78.58

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears on table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill and core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears on table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2004 Quarters		2003 Quarters
	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$184,385	159,490	166,901	156,463	134,040	116,538
Amortization of core deposit and other intangible assets (1)	11,773	12,933	13,059	13,790	13,883	7,094
Merger-related expenses (1)	—	—	1,634	12,417	21,513	3,599

Net operating income	$196,158	172,423	181,594	182,670	169,436	127,231

Earnings per share
Diluted earnings per common share	$1.53	1.30	1.35	1.28	1.10	1.23
Amortization of core deposit and other intangible assets (1)	.10	.11	.11	.11	.11	.07
Merger-related expenses (1)	—	—	.01	.10	.17	.04

Diluted net operating earnings per share	$1.63	1.41	1.47	1.49	1.38	1.34

Other expense
Other expense	$357,207	389,967	378,355	396,400	431,147	242,278
Amortization of core deposit and other intangible assets	(19,250)	(21,148)	(21,345)	(22,538)	(22,671)	(11,598)
Merger-related expenses	—	—	(2,533)	(19,251)	(33,158)	(5,445)

Noninterest operating expense	$337,957	368,819	354,477	354,611	375,318	225,235

Merger-related expenses
Salaries and employee benefits	$—	—	426	4,278	3,553	285
Equipment and net occupancy	—	—	472	758	800	96
Printing, postage and supplies	—	—	241	614	2,319	42
Other costs of operations	—	—	1,394	13,601	26,486	5,022

Total	$—	—	2,533	19,251	33,158	5,445

Balance sheet data
In millions
Average assets
Average assets	$51,251	49,915	49,123	50,024	49,010	33,061
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,893)	(1,098)
Core deposit and other intangible assets	(210)	(230)	(251)	(272)	(295)	(112)
Deferred taxes	—	—	—	—	—	33

Average tangible assets	$48,137	46,781	45,968	46,848	45,822	31,884

Average equity
Average equity	$5,654	5,732	5,625	5,461	5,377	3,267
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,893)	(1,098)
Core deposit and other intangible assets	(210)	(230)	(251)	(272)	(295)	(112)
Deferred taxes	79	67	73	78	85	33

Average tangible equity	$2,619	2,665	2,543	2,363	2,274	2,090

At end of quarter
Total assets
Total assets	$52,094	50,832	49,826	50,259	50,399	33,444
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(1,098)
Core deposit and other intangible assets	(200)	(220)	(241)	(262)	(284)	(107)
Deferred taxes	—	—	—	—	—	32

Total tangible assets	$48,990	47,708	46,681	47,093	47,211	32,271

Total equity
Total equity	$5,657	5,734	5,717	5,572	5,433	3,313
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(1,098)
Core deposit and other intangible assets	(200)	(220)	(241)	(262)	(284)	(107)
Deferred taxes	76	64	70	76	82	32

Total tangible equity	$2,629	2,674	2,642	2,482	2,327	2,140

(1)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2004 Second Quarter			2004 First Quarter			2003 Fourth Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$9,464	$101,169	4.30%	9,100	92,190	4.07%	9,202	92,880	4.04%
Real estate - commercial	12,962	181,307	5.60	12,521	178,845	5.71	12,344	180,692	5.86
Real estate - consumer	3,218	47,366	5.89	3,083	45,892	5.95	3,758	56,976	6.06
Consumer	11,260	152,884	5.46	11,139	156,838	5.66	11,057	161,492	5.79

Total loans and leases, net	36,904	482,726	5.26	35,843	473,765	5.32	36,361	492,040	5.37

Money-market assets
Interest-bearing deposits at banks	16	16	.40	15	15	.41	15	15	.42
Federal funds sold and agreements to resell securities	9	28	1.26	9	28	1.27	19	60	1.28
Trading account	51	97	.75	61	164	1.07	65	174	1.07

Total money-market assets	76	141	.74	85	207	.98	99	249	1.00

Investment securities**
U.S. Treasury and federal agencies	4,308	40,953	3.82	3,640	34,042	3.76	3,079	29,541	3.81
Obligations of states and political subdivisions	228	4,038	7.10	240	3,554	5.92	239	3,801	6.35
Other	3,407	37,232	4.40	3,636	38,794	4.29	2,894	29,042	3.98

Total investment securities	7,943	82,223	4.16	7,516	76,390	4.09	6,212	62,384	3.98

Total earning assets	44,923	565,090	5.06	43,444	550,362	5.10	42,672	554,673	5.16

Allowance for credit losses	(624)			(620)			(627)
Cash and due from banks	1,633			1,610			1,675
Other assets	5,319			5,481			5,403

Total assets	$51,251			49,915			49,123

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$368	279	.30	1,114	994	.36	1,160	956	.33
Savings deposits	15,667	22,074	.57	14,755	22,921	.62	14,674	25,768	.70
Time deposits	6,842	36,242	2.13	6,591	36,389	2.22	6,440	37,139	2.29
Deposits at foreign office	2,829	6,945	.99	2,833	6,882	.98	2,378	5,783	.96

Total interest-bearing deposits	25,706	65,540	1.03	25,293	67,186	1.07	24,652	69,646	1.12

Short-term borrowings	5,141	13,097	1.02	4,771	12,058	1.02	4,162	10,676	1.02
Long-term borrowings	5,869	48,168	3.30	5,566	47,585	3.44	5,922	48,851	3.27

Total interest-bearing liabilities	36,716	126,805	1.39	35,630	126,829	1.43	34,736	129,173	1.48

Noninterest-bearing deposits	7,996			7,563			7,705
Other liabilities	885			990			1,057

Total liabilities	45,597			44,183			43,498

Stockholders’ equity	5,654			5,732			5,625

Total liabilities and stockholders’ equity	$51,251			49,915			49,123

Net interest spread			3.67			3.67			3.68
Contribution of interest-free funds			.25			.25			.28

Net interest income/margin on earning assets		$438,285	3.92%		423,533	3.92%		425,500	3.96%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2003 Third Quarter			2003 Second Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$9,514	$97,290	4.06%	9,985	108,018	4.34%
Real estate - commercial	12,165	181,060	5.95	12,059	185,169	6.14
Real estate - consumer	4,303	64,439	5.99	3,853	59,563	6.18
Consumer	10,971	163,037	5.90	10,735	165,541	6.19

Total loans and leases, net	36,953	505,826	5.43	36,632	518,291	5.67

Money-market assets
Interest-bearing deposits at banks	14	77	2.24	21	41	.80
Federal funds sold and agreements to resell securities	9	25	1.15	13	46	1.40
Trading account	72	197	1.09	66	214	1.29

Total money-market assets	95	299	1.25	100	301	1.21

Investment securities**
U.S. Treasury and federal agencies	3,086	29,790	3.83	3,056	30,665	4.03
Obligations of states and political subdivisions	262	4,045	6.18	261	4,206	6.44
Other	2,489	28,359	4.52	2,337	27,241	4.68

Total investment securities	5,837	62,194	4.23	5,654	62,112	4.41

Total earning assets	42,885	568,319	5.26	42,386	580,704	5.50

Allowance for credit losses	(618)			(603)
Cash and due from banks	1,979			1,769
Other assets	5,778			5,458

Total assets	$50,024			49,010

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$1,227	1,044	.34	903	905	.40
Savings deposits	14,320	25,154	.70	14,428	28,584	.79
Time deposits	6,739	39,625	2.33	7,489	44,825	2.40
Deposits at foreign office	1,340	3,203	.95	996	2,882	1.16

Total interest-bearing deposits	23,626	69,026	1.16	23,816	77,196	1.30

Short-term borrowings	4,870	12,655	1.03	4,789	14,581	1.22
Long-term borrowings	6,595	51,858	3.12	6,698	53,729	3.22

Total interest-bearing liabilities	35,091	133,539	1.51	35,303	145,506	1.65

Noninterest-bearing deposits	8,328			7,373
Other liabilities	1,144			957

Total liabilities	44,563			43,633

Stockholders’ equity	5,461			5,377

Total liabilities and stockholders’ equity	$50,024			49,010

Net interest spread			3.75			3.85
Contribution of interest-free funds			.27			.27

Net interest income/margin on earning assets		$434,780	4.02%		435,198	4.12%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-14(c) and 15d-14(c)), Robert G. Wilmers, Chairman of the Board, President and Chief Executive Officer, and Michael P. Pinto, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of June 30, 2004.

     (b) Changes in internal controls. There were no significant changes in M&T’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to June 30, 2004 through the date of this Quarterly Report on Form 10-Q, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a) – (d) Not applicable

(e)

Issuer Purchases of Equity Securities
(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased (1)	(or Unit)	Programs	Programs (2)
April 1 – April 30, 2004	443,695	$84.69	443,500	4,156,500
May 1 – May 31, 2004	805,400	86.18	805,400	3,351,100
June 1 – June 30, 2004	600,677	90.40	600,000	2,751,100

Total	1,849,772	$87.19	1,848,900

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T's stock option plans.

(2)	On February 18, 2004, M&T announced a program to purchase up to 5 million of its common shares.

Item 3. Defaults Upon Senior Securities.

              (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

     Information concerning the matters submitted to a vote of stockholders at M&T’s Annual Meeting of Stockholders held on April 20, 2004 was previously reported in response to Item 4 of Part II of M&T’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Item 5. Other Information.

              (None)

Item 6. Exhibits and Reports on Form 8-K.

     (a) The following exhibits are filed as part of this report.

Exhibit
No.		.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K. The following Current Report on Form 8-K was filed with the Securities and Exchange Commission during the quarterly period ended June 30, 2004:

     On April 20, 2004, M&T filed a Current Report on Form 8-K dated April 20, 2004 to disclose that M&T had announced its results of operations for the fiscal quarter ended March 31, 2004 by means of a news release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: July 30, 2004	By: /s/ Michael P. Pinto

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