Form 10-Q
period 2004-09-30
M&T BANK CORP
filed 2004-11-05
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number 1-9861

M&T BANK CORPORATION

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0968385 (I.R.S. Employer Identification No.)

One M & T Plaza Buffalo, New York 14203
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (716) 842-5445

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

     Number of shares of the registrant’s Common Stock, $.50 par value, outstanding as of the close of business on October 29, 2004: 116,139,696 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30,	December 31,
Dollars in Thousands, Except Per Share	2004	2003

Assets
Cash and due from banks	$1,754,040	1,877,494
Money-market assets
Interest-bearing deposits at banks	8,631	13,194
Federal funds sold and agreements to resell securities	6,029	22,288
Trading account	158,575	214,833

Total money-market assets	173,235	250,315

Investment securities
Available for sale (cost: $8,011,696 at September 30, 2004; $6,800,341 at December 31, 2003)	8,047,513	6,862,937
Held to maturity (market value: $99,630 at September 30, 2004; $108,053 at December 31, 2003)	96,803	104,872
Other (market value: $292,972 at September 30, 2004; $291,341 at December 31, 2003)	292,972	291,341

Total investment securities	8,437,288	7,259,150

Loans and leases	38,199,813	36,037,598
Unearned discount	(249,497)	(265,163)
Allowance for credit losses	(626,344)	(614,058)

Loans and leases, net	37,323,972	35,158,377

Premises and equipment	371,075	398,971
Goodwill	2,904,081	2,904,081
Core deposit and other intangible assets	181,814	240,830
Accrued interest and other assets	1,741,395	1,736,863

Total assets	$52,886,900	49,826,081

Liabilities
Noninterest-bearing deposits	$8,416,476	8,411,296
NOW accounts	712,736	1,738,427
Savings deposits	14,925,788	14,118,521
Time deposits	7,135,632	6,637,249
Deposits at foreign office	3,785,067	2,209,451

Total deposits	34,975,699	33,114,944

Federal funds purchased and agreements to repurchase securities	5,039,431	3,832,182
Other short-term borrowings	611,102	610,064
Accrued interest and other liabilities	834,860	1,016,256
Long-term borrowings	5,715,508	5,535,425

Total liabilities	47,176,600	44,108,871

Stockholders' equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued at September 30, 2004; 120,106,490 shares issued at December 31, 2003	60,198	60,053
Common stock issuable, 108,140 shares at September 30, 2004; 124,303 shares at December 31, 2003	5,753	6,326
Additional paid-in capital	2,903,718	2,888,963
Retained earnings	3,125,018	2,736,215
Accumulated other comprehensive income, net	85	25,653
Treasury stock — common, at cost — 4,230,587 shares at September 30, 2004; none at December 31, 2003	(384,472)	—

Total stockholders’ equity	5,710,300	5,717,210

Total liabilities and stockholders’ equity	$52,886,900	49,826,081

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
In Thousands, Except Per Share	2004	2003	2004	2003

Interest income
Loans and leases, including fees	$499,462	503,902	$1,451,631	1,407,663
Money-market assets
Deposits at banks	14	77	45	132
Federal funds sold and agreements to resell securities	27	25	83	1,815
Trading account	73	182	307	430
Investment securities Fully taxable	80,312	56,252	227,716	154,283
Exempt from federal taxes	3,164	3,699	10,003	11,769

Total interest income	583,052	564,137	1,689,785	1,576,092

Interest expense
NOW accounts	242	1,044	1,515	2,657
Savings deposits	22,037	25,154	67,032	76,422
Time deposits	40,121	39,625	112,752	122,561
Deposits at foreign office	11,940	3,203	25,767	9,208
Short-term borrowings	19,338	12,655	44,493	38,388
Long-term borrowings	50,093	51,858	145,846	149,401

Total interest expense	143,771	133,539	397,405	398,637

Net interest income	439,281	430,598	1,292,380	1,177,455
Provision for credit losses	17,000	34,000	67,000	103,000

Net interest income after provision for credit losses	422,281	396,598	1,225,380	1,074,455

Other income
Mortgage banking revenues	32,064	38,782	90,456	117,161
Service charges on deposit accounts	93,849	90,927	273,278	220,158
Trust income	33,713	32,314	101,875	80,153
Brokerage services income	13,360	13,320	40,458	37,729
Trading account and foreign exchange gains	3,325	4,666	12,292	10,996
Gain on sales of bank investment securities	—	58	2,512	541
Other revenues from operations	68,614	51,527	184,539	130,600

Total other income	244,925	231,594	705,410	597,338

Other expense
Salaries and employee benefits	205,003	214,118	608,400	543,673
Equipment and net occupancy	42,686	48,450	134,869	123,497
Printing, postage and supplies	8,103	9,092	26,489	27,031
Amortization of core deposit and other intangible assets	18,619	22,538	59,017	56,807
Other costs of operations	132,511	102,202	325,321	318,817

Total other expense	406,922	396,400	1,154,096	1,069,825

Income before taxes	260,284	231,792	776,694	601,968
Income taxes	73,843	75,329	246,378	194,927

Net income	$186,441	156,463	$530,316	407,041

Net income per common share
Basic	$1.59	1.31	$4.48	3.68
Diluted	1.56	1.28	4.39	3.59
Cash dividends per common share	$.40	.30	$1.20	.90

Average common shares outstanding
Basic	116,897	119,727	118,281	110,607
Diluted	119,665	122,593	120,874	113,441

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
In Thousands	2004	2003

Cash flows from operating activities
Net income	$530,316	407,041
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	67,000	103,000
Depreciation and amortization of premises and equipment	47,188	44,876
Amortization of capitalized servicing rights	43,482	37,151
Amortization of core deposit and other intangible assets	59,017	56,807
Provision for deferred income taxes	(106,164)	(35,806)
Asset write-downs	587	376
Net gain on sales of assets	(6,491)	(609)
Net change in accrued interest receivable, payable	(16,965)	(4,797)
Net change in other accrued income and expense	(22,845)	116,740
Net change in loans held for sale	(55,088)	201,695
Net change in trading account assets and liabilities	17,868	(18,995)

Net cash provided by operating activities	557,905	907,479

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	233,252	71,146
Other	19,518	146,573
Proceeds from maturities of investment securities
Available for sale	2,302,152	1,777,298
Held to maturity	112,657	76,461
Purchases of investment securities
Available for sale	(3,738,136)	(2,550,587)
Held to maturity	(104,620)	(90,727)
Other	(21,149)	(149,327)
Additions to capitalized servicing rights	(41,545)	(46,938)
Net increase in loans and leases	(2,183,748)	(1,450,204)
Acquisitions, net of cash and cash equivalents acquired:
Banks and bank holding companies	—	2,134,822
Capital expenditures, net	(19,771)	(23,310)
Other, net	37,484	86,512

Net cash used by investing activities	(3,403,906)	(18,281)

Cash flows from financing activities
Net increase (decrease) in deposits	1,871,998	(169,614)
Net increase (decrease) in short-term borrowings	1,208,312	(136,941)
Proceeds from long-term borrowings	700,660	1,299,568
Payments on long-term borrowings	(515,594)	(823,611)
Purchases of treasury stock	(458,642)	—
Dividends paid — common	(141,376)	(99,403)
Other, net	40,930	37,642

Net cash provided by financing activities	2,706,288	107,641

Net increase (decrease) in cash and cash equivalents	$(139,713)	996,839
Cash and cash equivalents at beginning of period	1,899,782	1,284,131
Cash and cash equivalents at end of period	$1,760,069	2,280,970

Supplemental disclosure of cash flow information
Interest received during the period	$1,662,463	1,590,377
Interest paid during the period	416,952	432,003
Income taxes paid during the period	368,638	182,398

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$12,212	13,755
Acquisition of banks and back holding companies:
Common stock issued	—	1,993,956
Fair value of:
Assets acquired (noncash)	—	14,355,837
Liabilities assumed	—	14,496,703

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		Other
	Preferred	Common	Stock	Paid-in	Retained	Comprehensive	Treasury
In Thousands, Except Per Share	Stock	Stock	Issuable	Capital	Earnings	Income, Net	Stock	Total

2003
Balance — January 1, 2003	$—	48,570	6,190	1,192,998	2,297,848	54,772	(391,899)	3,208,479
Comprehensive income:
Net income	—	—	—	—	407,041	—	—	407,041
Other comprehensive income, net of tax:
Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(14,746)	—	(14,746)
Unrealized gains on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	622	—	622

								392,917
Acquisition of Allfirst Financial Inc. — common stock issued	—	10,969	—	1,617,034	—	—	365,953	1,993,956
Repayment of management stock ownership program receivable	—	—	—	22	—	—	—	22
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	31,658	—	—	—	31,658
Exercises	—	324	—	17,600	—	—	25,288	43,212
Directors’ stock plan	—	3	—	485	—	—	175	663
Deferred compensation plans, net, including dividend equivalents	—	1	116	(98)	(114)	—	483	388
Common stock cash dividends — $.90 per share	—	—	—	—	(99,403)	—	—	(99,403)

Balance — September 30, 2003	$—	59,867	6,306	2,859,699	2,605,372	40,648	—	5,571,892

2004
Balance — January 1, 2004	$—	60,053	6,326	2,888,963	2,736,215	25,653	—	5,717,210
Comprehensive income:
Net income	—	—	—	—	530,316	—	—	530,316
Other comprehensive income, net of tax:
Unrealized losses on investment securities, net of reclassification adjustment	—	—	—	—	—	(25,568)	—	(25,568)

								504,748
Purchases of treasury stock	—	—	—	—	—	—	(458,642)	(458,642)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	36,045	—	—	—	36,045
Exercises	—	144	—	(20,554)	—	—	71,729	51,319
Directors’ stock plan	—	1	—	153	—	—	550	704
Deferred compensation plans, net, including dividend equivalents	—	—	(573)	(889)	(137)	—	1,891	292
Common stock cash dividends — $1.20 per share	—	—	—	—	(141,376)	—	—	(141,376)

Balance — September 30, 2004	$—	60,198	5,753	2,903,718	3,125,018	85	(384,472)	5,710,300

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Nine Months Ended September 30
In thousands	2004	2003

Beginning balance	$614,058	436,472
Provision for credit losses	67,000	103,000
Allowance obtained through acquisition	—	146,300
Allowance related to loans sold or securitized	(501)	—
Net charge-offs
Charge-offs	(84,843)	(87,120)
Recoveries	30,630	22,765

Total net charge-offs	(54,213)	(64,355)

Ending balance	$626,344	621,417

NOTES TO FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

On April 1, 2003, M&T completed the acquisition of Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland, from Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland. Allfirst was merged with and into M&T on that date. Allfirst Bank, Allfirst’s primary banking subsidiary, was merged into M&T Bank, a wholly owned subsidiary of M&T, on that date. Allfirst Bank operated 269 banking offices in Maryland, Pennsylvania, Virginia and the District of Columbia at the date of acquisition. The results of operations acquired in the Allfirst transaction have been included in the Company’s financial results since April 1, 2003. Acquired assets on April 1, 2003 totaled $16 billion, including $10 billion of loans and leases, liabilities assumed aggregated $14 billion, including $11 billion of deposits, and $2 billion was added to stockholders’ equity. AIB received 26,700,000 shares of M&T common stock valued at $2 billion (based on the market value of M&T common stock at the time the terms of the merger were agreed to and announced by M&T and AIB in September 2002) and $886 million in cash in exchange for all outstanding Allfirst common shares. The Company incurred merger expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company during the three-month and nine-month periods ended September 30, 2003 of $19 million ($12 million after tax effect) and $58 million ($38 million after tax effect), respectively. Those merger-related expenses consisted largely of expenses for professional services and other temporary help fees associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to customers of Allfirst; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices. There were no similar expenses during the three-month or nine-month periods ended September 30, 2004.

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

Pro Forma
Nine Months Ended
September 30
2003
(in thousands,
except per share)
Interest income	$1,716,798
Other income	689,298
Net income	431,655
Diluted earnings per common share	3.54

3.	Earnings per Share

The computations of basic earnings per share follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(in thousands, except per share)
Income available to common stockholders
Net income	$186,441	156,463	530,316	407,041
Weighted-average shares outstanding (including common stock issuable)	116,897	119,727	118,281	110,607
Basic earnings per share	$1.59	1.31	4.48	3.68

The computations of diluted earnings per share follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(in thousands, except per share)
Income available to common stockholders	$186,441	156,463	530,316	407,041
Weighted-average shares outstanding	116,897	119,727	118,281	110,607
Plus: incremental shares from assumed conversion of stock options	2,768	2,866	2,593	2,834

Adjusted weighted-average shares outstanding	119,665	122,593	120,874	113,441
Diluted earnings per share	$1.56	1.28	4.39	3.59

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Comprehensive Income

The following table displays the components of other comprehensive income:

	Nine Months Ended September 30, 2004
	Before-Tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(24,267)	231	(24,036)
Less: reclassification adjustment for gains realized in net income	2,512	(980)	1,532

Net unrealized losses	$(26,779)	1,211	(25,568)

	Nine Months Ended September 30, 2003
	Before-Tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(23,437)	9,021	(14,416)
Less: reclassification adjustment for gains realized in net income	541	(211)	330

	(23,978)	9,232	(14,746)
Unrealized gains on cash flow hedges	1,019	(397)	622

Net unrealized losses	$(22,959)	8,835	(14,124)

Accumulated other comprehensive income, net consisted of unrealized gains (losses) as follows:

			Minimum
			Pension
	Investment	Cash Flow	Liability
	Securities	Hedges	Adjustment	Total
	(in thousands)
Balance – January 1, 2004	$38,111	—	(12,458)	25,653
Net gain (loss) during period	(25,568)	—	—	(25,568)

Balance – September 30, 2004	$12,543	—	(12,458)	85

Balance – January 1, 2003	$55,394	(622)	—	54,772
Net gain (loss) during period	(14,746)	622	—	(14,124)

Balance – September 30, 2003	$40,648	—	—	40,648

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.	Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) issued $310 million of fixed rate preferred capital securities. As a result of the Allfirst acquisition, M&T assumed responsibility for $300 million of similar preferred capital securities previously issued by special-purpose entities formed by Allfirst consisting of $150 million of floating rate preferred capital securities issued by First Maryland Capital I (“Trust IV”) in December 1996 and $150 million of floating rate preferred capital securities issued by First Maryland Capital II (“Trust V”) in January 1997. The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 2.60% and 2.54%, respectively, at September 30, 2004 and 2.15% and 2.01%, respectively, at December 31, 2003. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”

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

The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities of Trust III, Trust IV and Trust V at September 30, 2004 and December 31, 2003 include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 2.60% and 2.54%, respectively, at September 30, 2004 and 2.15% and 2.01%, respectively, at December 31, 2003.

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

As a result of the Allfirst acquisition, M&T also assumed responsibility for $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”) that were issued by Allfirst Preferred Capital Trust (“Allfirst Capital Trust”). Allfirst Capital Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures originally issued by Allfirst (and assumed by M&T as part of its acquisition of Allfirst on April 1, 2003) and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that were originally issued by Allfirst and are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 3.03% at September 30, 2004 and 2.58% at December 31, 2003.

Distributions on the SKATES are non-cumulative. The distribution rate on the SKATES and on the Floating Rate Junior Subordinated Debentures is a rate per annum of three month LIBOR plus 1.50% reset quarterly two business days prior

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.	Borrowings, continued

to the distribution dates of January 15, April 15, July 15, and October 15 in each year. Distributions on the SKATES will be paid if, as and when Allfirst Capital Trust has funds available for payment. The SKATES are subject to mandatory redemption if the Asset Preferred Securities of Allfirst Asset Trust are redeemed. Allfirst Asset Trust will redeem the Asset Preferred Securities if the junior subordinated debentures of M&T held by Allfirst Asset Trust are redeemed. M&T may redeem such junior subordinated debentures, in whole or in part, at any time on or after July 15, 2009, subject to regulatory approval. Allfirst Asset Trust will redeem the Asset Preferred Securities at par plus accrued and unpaid distributions from the last distribution payment date. M&T has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the SKATES and on the Asset Preferred Securities to the extent that Allfirst Capital Trust and Allfirst Asset Trust, respectively, have funds legally available. Under the Federal Reserve Board’s current risk-based capital guidelines, the SKATES are includable in M&T’s Tier 1 capital.

Effective December 31, 2003, the Company applied new accounting provisions promulgated by the Financial Accounting Standards Board (“FASB”) and removed the Trusts and Allfirst Asset Trust from the Company’s consolidated balance sheet. Accordingly, at September 30, 2004 and December 31, 2003, the Company included the Junior Subordinated Debentures payable to the Trusts and the Floating Rate Junior Subordinated Debentures payable to the Allfirst Asset Trust as long-term borrowings in its consolidated balance sheet. Prior to December 31, 2003 the Company included the preferred capital securities of the Trusts and the SKATES issued by Allfirst Capital Trust in its consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. That change in financial statement presentation had no economic impact on the Company and no material or substantive impact on the Company’s consolidated financial statements.

Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust IV, Trust V and Allfirst Asset Trust, the junior subordinated debentures associated with preferred capital securities had financial statement carrying values as follows:

	September 30	December 31
	2004	2003
	(in thousands)
Trust I	$154,640	154,640
Trust II	103,093	103,093
Trust III	69,115	69,359
Trust IV	142,416	142,004
Trust V	139,831	139,333
Allfirst Asset Trust	101,444	101,327

	$710,539	709,756

6.	Segment information

Reportable segments have been determined based upon the Company’s internal profitability reporting system, which is organized by strategic business units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Segment information, continued

reportable segments are Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking.

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 21 to the Company’s consolidated financial statements as of and for the year ended December 31, 2003. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 21 to the Company’s 2003 consolidated financial statements, goodwill and core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have not been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company has, however, assigned such intangible assets to business units for purposes of testing for impairment. Information about the Company’s segments is presented in the following tables:

	Three Months Ended September 30
	2004			2003
		Inter-	Net		Inter-	Net
	Total	segment	Income	Total	segment	Income
	Revenues(a)	Revenues	(loss)	Revenues(a)	Revenues	(loss)
	(in thousands)
Commercial Banking	$133,557	119	58,671	117,108	150	52,200
Commercial Real Estate (b)	69,970	314	34,332	65,536	395	32,496
Discretionary Portfolio	46,904	(45)	27,696	43,196	(909)	27,213
Residential Mortgage Banking	56,808	9,744	4,159	84,916	22,977	26,949
Retail Banking (c)	303,994	4,742	61,541	298,967	3,463	50,238
All Other (b)(c)	72,973	(14,874)	42	52,469	(26,076)	(32,633)

Total	$684,206	—	186,441	662,192	—	156,463

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Segment Information, continued

	Nine Months Ended September 30
	2004			2003
		Inter-	Net		Inter-	Net
	Total	segment	Income	Total	segment	Income
	Revenues(a)	Revenues	(loss)	Revenues(a)	Revenues	(loss)
	(in thousands)
Commercial Banking	$390,101	431	169,398	305,048	468	126,527
Commercial Real Estate (b)	200,458	947	98,449	178,368	1,063	89,771
Discretionary Portfolio	138,364	1,774	85,351	105,953	413	63,699
Residential Mortgage Banking	167,250	30,346	21,263	238,142	56,904	53,694
Retail Banking (c)	890,661	14,370	165,696	789,719	10,878	146,076
All Other (b)(c)	210,956	(47,868)	(9,841)	157,563	(69,726)	(72,726)

Total	$1,997,790	—	530,316	1,774,793	—	407,041

	Average Total Assets

	Nine Months Ended September 30		Year Ended December 31
	2004	2003	2003
	(in millions)
Commercial Banking	$10,882	9,403	9,693
Commercial Real Estate (b)	7,781	7,162	7,244
Discretionary Portfolio	10,787	8,556	8,821
Residential Mortgage Banking	1,740	1,901	1,862
Retail Banking	14,699	12,733	13,166
All Other (b)	5,227	4,322	4,563

Total	$51,116	44,077	45,349

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets owned, interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $4,546,000 and $4,182,000 for the three-month periods ended September 30, 2004 and 2003, respectively, and $13,265,000 and $12,113,000 for the nine-month periods ended September 30, 2004 and 2003, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Segment Information, continued

(b)	During the second quarter of 2004, a business unit obtained in the April 1, 2003 Allfirst acquisition which had previously been included in the “All Other” category was moved to the Commercial Real Estate segment for internal profitability reporting purposes. As a result, approximately $64 million of assets were transferred from the “All Other” category to the Commercial Real Estate segment. This business unit contributed net interest expense of less than $100,000 and net income of approximately $1 million in each of the last three quarters of 2003 and the first three quarters of 2004. Prior period information has been reclassified to conform to current period presentation.

(c)	During the fourth quarter of 2003, certain Allfirst franchise-related indirect expenses incurred by centralized support areas were allocated to the Retail Banking segment, retroactive to the third quarter of 2003. As a result, previously reported noninterest expense for the three-month and nine-month periods ended September 30, 2003 was increased in the Retail Banking segment and decreased in the “All Other” category by $9 million. Likewise, net income was decreased in the Retail Banking segment and increased in the “All Other” category by $5 million for those same 2003 periods.

7.	Commitments and Contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	September 30	December 31
	2004	2003
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$4,157,687	$3,747,663
Commercial real estate loans to be sold	115,209	70,747
Other commercial real estate and construction	1,756,023	730,485
Residential real estate loans to be sold	550,131	458,863
Other residential real estate	460,200	639,852
Commercial and other	6,468,066	6,786,997
Standby letters of credit	3,176,874	3,056,611
Commercial letters of credit	62,594	69,387
Financial guarantees and indemnification contracts	1,113,365	1,061,691
Commitments to sell real estate loans	1,034,763	895,808

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7.	Commitments and Contingencies, continued

associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse which totaled $893 million and $842 million at September 30, 2004 and December 31, 2003, respectively.

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and along with commitments to originate real estate loans to be held for sale and hedged real estate loans held for sale are now generally recorded in the consolidated balance sheet at estimated fair market value. However, in accordance with Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” issued by the United States Securities and Exchange Commission, effective April 1, 2004, value ascribable to cash flows that will be realized in connection with loan servicing activities has not been included in the determination of fair value of loans held for sale or commitments to originate loans for sale. Value ascribable to that portion of cash flows is now recognized at the time the underlying mortgage loans are sold. As a result of implementing SAB No. 105, there was a deferral of approximately $6 million of mortgage banking revenues as of September 30, 2004 that will be recognized when the underlying mortgage loans are sold.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Pension Plans and Other Postretirement Benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost consisted of the following:

	Pension		Postretirement
	Benefits		Benefits
	Three Months Ended September 30
	2004	2003	2004	2003
	(in thousands)
Service cost	$6,347	7,099	184	192
Interest cost on projected benefit obligation	9,055	9,019	1,461	1,132
Expected return on plan assets	(9,437)	(9,606)	—	—
Amortization of prior service cost	26	8	122	46
Amortization of net actuarial loss	486	535	290	102

Net periodic benefit cost	$6,477	7,055	2,057	1,472

	Pension		Postretirement
	Benefits		Benefits
	Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands)
Service cost	$22,061	18,221	634	529
Interest cost on projected benefit obligation	27,622	23,363	3,911	3,116
Expected return on plan assets	(28,207)	(25,876)	—	—
Amortization of prior service cost	43	25	122	128
Amortization of net actuarial loss	1,959	1,588	640	280

Net periodic benefit cost	$23,478	17,321	5,307	4,053

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act provides for prescription drug benefits under a new Medicare Part D program and federal subsidies to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2 (“FAS 106-2”) providing formal guidance on the accounting for the effects of the Act. FAS 106-2 requires that effects of the Act be included in the measurement of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost when an employer initially adopts its provisions. FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company’s postretirement benefit plan does provide prescription drug benefits. The Company has analyzed the provisions of the Act in the context of the prescription drug benefits that it currently provides under its postretirement benefit plan and determined that the impact of the expected federal subsidy is not significant to the Company’s consolidated financial position or its results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income of M&T Bank Corporation (“M&T”) during the third quarter of 2004 totaled $186 million or $1.56 of diluted earnings per common share, increases of 19% and 22%, respectively, from $156 million or $1.28 of diluted earnings per common share in the corresponding quarter of 2003. During the second quarter of 2004, net income was $184 million or $1.53 of diluted earnings per common share. Basic earnings per common share were $1.59 in the recent quarter, up from $1.31 in the year-earlier quarter and $1.56 in 2004’s second quarter. The after-tax impact of merger-related expenses associated with M&T’s April 1, 2003 acquisition of Allfirst Financial Inc. (“Allfirst”) from Allied Irish Banks, p.l.c., (“AIB”) was $12 million or $.10 each of diluted and basic earnings per share in the third quarter of 2003. There were no merger-related expenses in the second or third quarters of 2004.

M&T’s recent quarter’s results include the following three events. First, M&T reorganized certain of its subsidiaries which altered the taxable status of such subsidiaries in certain jurisdictions thereby decreasing M&T’s effective state income tax rate for the quarter. As a result of the reorganizations, both income tax expense during the third quarter of 2004 and deferred tax liabilities at September 30, 2004 were reduced by $12 million. Nevertheless, M&T’s effective income tax rate in future periods is not expected to be significantly different from what it otherwise would have been had the subsidiary reorganizations not occurred. Second, M&T Bank, a wholly owned subsidiary of M&T and M&T’s principal bank subsidiary, made a tax-deductible $25 million cash contribution to The M&T Charitable Foundation, a tax-exempt private charitable foundation, which increased “other expense” by the amount of the contribution while reducing income tax expense by $10 million, resulting in a net after-tax expense of $15 million. Finally, a $3 million after-tax gain was realized on the sale of a venture capital investment that M&T had obtained in the acquisition of Allfirst. Collectively, these three events were offsetting and did not have a material effect on net income or earnings per share.

For the nine-month period ended September 30, 2004, net income was $530 million or $4.39 per diluted share, up 30% and 22%, respectively, from $407 million or $3.59 per diluted share during the first nine months of 2003. Basic earnings per share were $4.48 for the first three quarters of 2004, compared with $3.68 in the similar 2003 period. The after-tax impact of merger-related expenses associated with the Allfirst acquisition reduced net income during the first nine months of 2003 by approximately $38 million and diluted and basic earnings per share by $.33 and $.34, respectively. There were no merger-related expenses during the corresponding 2004 period.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the third quarter of 2004 was 1.42%, compared with 1.24% in the year-earlier quarter and 1.45% in the second quarter of 2004. The annualized rate of return on average common stockholders’ equity was 13.02% in the recent quarter, compared with 11.37% in the third quarter of 2003 and 13.12% in 2004’s second quarter. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.34% and 12.27%, respectively, during 2003’s third quarter. During the first three quarters of 2004, the annualized rates of return on average assets and average common stockholders’ equity were 1.39% and 12.44%, respectively, compared with 1.23% and 11.55%, respectively, in the similar 2003 period. Excluding the impact of merger-related expenses, the annualized returns on average assets and average common equity were 1.35% and 12.62%, respectively, during the first nine months of 2003.

Merger-related expenses associated with the Allfirst acquisition incurred during the three-month and nine-month periods ended September 30, 2003 totaled $19 million ($12 million after tax effect) and $58 million ($38 million after tax effect), respectively. Such expenses were for professional services and temporary help associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to Allfirst’s customers; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices. There were no unpaid merger-related expenses as of September 30, 2004. In accordance with generally accepted accounting principles (“GAAP”), included in the determination of goodwill associated with the Allfirst merger were charges totaling $29 million, net of applicable income taxes ($48 million before tax effect), for severance costs for former Allfirst employees; investment banking and other professional fees; and termination of Allfirst contracts for various services. As of September 30, 2004, the remaining unpaid portion of such charges totaled $4 million and related largely to severance payments being disbursed to former employees in installments over time.

Supplemental Reporting of Non-GAAP Results of Operations

M&T has accounted for substantially all of its business combinations using the purchase method of accounting. As a result, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.1 billion at each of September 30, 2004 and December 31, 2003, and $3.2 billion at September 30, 2003. Included in such intangible assets at each of those dates was goodwill of $2.9 billion. Amortization of core deposit and other intangible assets, after tax effect, totaled $11 million ($.09 per diluted share) during the third quarter of 2004, compared with $14 million ($.11 per diluted share) in the corresponding quarter of 2003 and $12 million ($.10 per diluted share) in 2004’s second quarter. For the nine month periods ended September 30, 2004 and 2003, amortization of core deposit and other intangible assets, after tax effect, totaled $36 million ($.30 per diluted share) and $35 million ($.31 per diluted share), respectively.

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

Net operating income during the third quarter of 2004 rose 8% to $198 million from $183 million in the corresponding 2003 quarter. Diluted net operating earnings per share for the recent quarter were $1.65, up 11% from $1.49 in the year-earlier quarter. Net operating income and diluted net operating earnings per share were $196 million and $1.63, respectively, in the second quarter of 2004. For the first three quarters of 2004, net operating income and diluted net operating earnings per share were $566 million and $4.69, respectively, compared with $479 million and $4.23 in the similar 2003 period.

Expressed as an annualized rate of return on average tangible assets, net operating income was 1.60% in the recent quarter, compared with 1.55% in the year-earlier quarter and 1.64% in the second quarter of 2004. Net operating income expressed as an annualized return on average tangible common equity was 29.42% in the third quarter of 2004, compared with 30.67% in the third quarter of 2003 and 30.12% in 2004’s second quarter. Including the effect of merger-related expenses, the annualized net operating returns on average tangible assets and average tangible common stockholders’ equity for the third quarter of 2003 were 1.44% and 28.59%, respectively. For the first nine months of 2004, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of

1.58% and 28.45%, respectively, compared with 1.54% and 28.55%, respectively, in the corresponding 2003 period. Including the effect of merger-related expenses, the annualized net operating returns on average tangible assets and average tangible common stockholders’ equity for the nine-month period ended September 30, 2003 were 1.42% and 26.32%, respectively.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income increased 2% to $444 million in the third quarter of 2004 from $435 million in the year-earlier quarter. The improvement reflects a 7% rise in average earning assets to $45.9 billion, partially offset by a decline in the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, from 4.02% in 2003’s third quarter to 3.85% in the recent quarter. Taxable-equivalent net interest income was $438 million in the second quarter of 2004 when average earning assets were $44.9 billion and the Company’s net interest margin was 3.92%. The increase in net interest income from 2004’s second quarter to the recently completed quarter was due largely to a $950 million increase in average earning assets, reflecting a $707 million increase in average loans outstanding and a $252 million increase in the average balance of investment securities.

Average loans and leases rose to $37.6 billion in the recent quarter from $37.0 billion in the year-earlier quarter. That increase was due largely to higher balances of commercial real estate loans and consumer loans. Partially offsetting the commercial real estate and consumer loan growth were lower average consumer real estate loan balances resulting largely from the impact of two fourth quarter 2003 transactions in which M&T converted $1.3 billion of such loans into mortgage-backed securities which are now held in the investment securities portfolio and a decision by the Company during the recent quarter to reclassify loans to developers of residential real estate properties to commercial real estate loans from consumer real estate loans. The average balance of such loans during 2004’s third quarter was $407 million, compared with $188 million in the third quarter of 2003 and $323 million in 2004’s second quarter. The prior period amounts have not been reclassified given that such amounts represented less than 1% of total loans and, accordingly, were not considered significant to the Company’s consolidated balance sheet. Average loans and leases in 2004’s third quarter rose 2% from $36.9 billion in the second quarter of 2004, led by growth in the commercial loan and commercial real estate loan portfolios. The following table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in Millions

		Percent Increase
		(Decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2004	2003	2004
Commercial, financial, etc.	$9,648	1%	2%
Real estate — commercial	13,669	12	5
Real estate — consumer	2,980	(31)	(7)
Consumer
Automobile	4,478	5	(2)
Home equity lines	3,624	18	5
Home equity loans	1,476	(24)	(6)
Other	1,736	3	3

Total consumer	11,314	3	—

Total	$37,611	2%	2%

For the first three quarters of 2004, taxable-equivalent net interest income was $1.3 billion, up 10% from $1.2 billion in the similar 2003 period. An increase in average loans and leases of $3.6 billion, largely resulting from the impact of the $10.3 billion of loans obtained in the Allfirst acquisition on April 1, 2003, was the leading factor contributing to that improvement. The loans obtained in the Allfirst transaction included approximately $4.5 billion of commercial loans and leases (including $314 million of leveraged leases and $230 million of loans to foreign borrowers), $2.5 billion of commercial real estate loans, $383 million of residential real estate loans and $2.9 billion of consumer loans and leases. Higher average balances of investment securities also contributed to the year-over-year improvement in taxable-equivalent net interest income. Partially offsetting the impact of growth in earning assets was a lower net interest margin, which declined 23 basis points (hundredths of one percent) to 3.90% during the first nine months of 2004 from 4.13% in the year-earlier period.

Investment securities averaged $8.2 billion in the recent quarter, up from $5.8 billion in the corresponding quarter of 2003 and $7.9 billion in the second quarter of 2004. The higher level of investment securities in 2004’s third quarter as compared with the year-earlier period includes the impact of the fourth quarter 2003 residential real estate loan securitizations already noted and purchases of residential mortgage-backed securities and collateralized mortgage obligations during the second and third quarters of 2004. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, shorter-term U.S. Treasury notes, debt securities issued by municipalities, and debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing the investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or in connection with a business combination. The Company regularly reviews its investment securities for declines in value below amortized cost that might be other than temporary. As of September 30, 2004, the Company concluded that such declines were temporary in nature.

Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, federal funds sold and agreements to resell securities, averaged $68 million in 2004’s third quarter, compared with $95 million in the year-earlier quarter and $76 million in the second quarter of 2004. The size of the Company’s investment securities and money-market assets portfolios are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, collateral requirements and management of balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets increased $3.0 billion, or 7%, to $45.9 billion in the recent quarter from $42.9 billion in the third quarter of 2003. Average earning assets were $44.9 billion in the second quarter of 2004 and aggregated $44.8 billion and $38.5 billion for the nine-month periods ended September 30, 2004 and 2003, respectively.

Core deposits represent the most significant source of funding for the Company and are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Core deposits include certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T. Core deposits averaged $28.1 billion in the recent quarter, compared with $28.9 billion in the third quarter of 2003 and $28.3 billion in 2004’s second quarter. The following table provides an analysis of quarterly changes in the components of average core deposits. Average time deposits less than $100,000 have declined from prior periods due to the low interest rate environment, as depositors continued to demonstrate reluctance to commit funds to longer-term deposit products. The decline in average NOW account balances from 2003’s third quarter reflects product modifications that resulted in additional customer balances being swept into savings deposit accounts. For the nine-month periods ended September 30, 2004 and 2003, core deposits averaged $28.1 billion and $25.0 billion, respectively. Core deposits assumed on April 1, 2003 in conjunction with the Allfirst acquisition totaled approximately $10.7 billion on that date.

AVERAGE CORE DEPOSITS
Dollars in Millions

		Percent Increase
		(Decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2004	2003	2004
NOW accounts	$349	(72)%	(5)%
Savings deposits	15,375	8	(2)
Time deposits less than $100,000	4,181	(18)	(4)
Noninterest-bearing deposits	8,189	(2)	2

Total	$28,094	(3)%	(1)%

The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.3 billion in the third quarters of 2004 and 2003, compared with $1.2 billion in the second quarter of 2004. Offshore branch deposits, primarily comprised of balances of $100,000 or more, averaged $3.3 billion, $1.3 billion and $2.8 billion for the three-month periods ended September 30, 2004, September 30, 2003 and June 30, 2004, respectively. Brokered time deposits averaged $1.8 billion in the third quarter of 2004, compared with $333 million in the year-earlier quarter and $1.3 billion in the second quarter of 2004. At September 30, 2004, brokered time deposits totaled $1.8 billion and had a weighted-average remaining term to maturity of 14 months. Certain of these brokered time deposits have provisions that allow for early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $130 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $57 million during the third quarter of 2004, compared with $60 million and $56 million during the third quarter of 2003 and second quarter of 2004, respectively. Offshore branch deposits and brokered deposits have been used by the Company as an alternative to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Banks of New York, Pittsburgh and Atlanta (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $5.3 billion in the recent quarter, compared with $4.9 billion in the year-earlier quarter and $5.1 billion in the second quarter of 2004. Amounts borrowed from the FHLB and included in short-term borrowings averaged $598 million in the third quarter of 2003, while there were no such short-term borrowings in 2004’s two most recent quarters. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank formed in November 2002. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. The remaining short–term borrowings were predominantly comprised of unsecured federal funds borrowings which generally mature daily. Federal funds borrowings averaged $4.5 billion in the third quarter of 2004, compared with $3.4 billion in the year-earlier quarter and $4.3 billion in the second quarter of 2004.

Long-term borrowings averaged $5.8 billion in the recent quarter, compared with $6.6 billion and $5.9 billion in the third quarter of 2003 and the second quarter of 2004, respectively. Included in average long-term borrowings were amounts borrowed from the FHLB totaling $3.2 billion in the second and third quarters of 2004 and $4.0 billion in the third quarter of 2003, and subordinated capital notes of $1.3 billion in each of those quarters. Average long-term borrowings for the third quarter of 2003 also included $198 million of floating rate notes payable to AIB that were assumed in the acquisition of Allfirst and that were subsequently repaid. As described in note 5 of Notes to Financial Statements, as of December 31, 2003 the Company applied new accounting provisions promulgated by the Financial Accounting Standards Board (“FASB”) and removed from its consolidated balance sheet the trusts that had issued trust preferred securities. That change had no economic impact on the Company and no material or substantive impact on the Company’s financial statements. Trust preferred securities included in average long-term borrowings totaled $685 million in the third quarter of 2003. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings in the two most recent quarters were approximately $710 million. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 5 of Notes to Financial Statements. As described later, interest rate swap agreements have been entered into by the Company as part of its management of interest rate risk related to certain long-term borrowings.

In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, changes in interest rates and spreads can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.57% in the third quarter of 2004 and 3.75% in the year-earlier quarter. The yield on earning assets during the recent quarter was 5.10%, down 16 basis points from 5.26% in the third quarter of 2003, while the rate paid on interest-bearing liabilities increased 2 basis points to 1.53% from 1.51%. The decline in interest rates earned from 2003’s third quarter reflect lower yields on loans and investment securities. In the second quarter of 2004, the net interest spread was 3.67%, the yield on earning assets was 5.06% and the rate paid on interest-bearing liabilities was 1.39%. The yield on earning assets in 2004’s second quarter reflects a 5 basis point benefit resulting from $6 million of interest collected on several large nonperforming loans during that quarter. On June 30, 2004, the Federal Reserve raised its benchmark overnight federal funds target rate by 25 basis points. During the recent quarter, two more 25-basis point increases to such target rate were initiated by the Federal Reserve. As a result, both yields on earning assets and rates paid on interest-bearing liabilities of the Company increased from the second quarter to the third quarter of 2004. For the first nine months of 2004, the net interest spread was 3.63%, a decrease of 23 basis points from the corresponding 2003 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 5.08% and 1.45%, respectively, in the first three quarters of 2004, compared with 5.52% and 1.66%, respectively, in the year-earlier period. Lower market interest rates and lower yielding portfolios of loans and investment securities obtained in the acquisition of Allfirst contributed to the reduced yields on earning assets in the nine-month period ended September 30, 2004 as compared with the similar 2003 period.

Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Average net interest-free funds totaled $8.4 billion in the third quarter of 2004, up from $7.8 billion a year earlier and $8.2 billion in the second quarter of 2004. The increase in net interest-free funds in the recent quarter as compared with the third quarter of 2003 was due, in part, to a reduction in average non-earning asset balances, largely cash and due from banks and other assets. During the first three quarters of 2004 and 2003, average net interest-free funds were $8.1 billion and $6.4 billion, respectively. The increase in average net interest-free funds in the first nine months of 2004 as compared with the year-earlier period was due, in part, to the impact of the April 1, 2004 Allfirst acquisition. Goodwill and core deposit and other intangible assets averaged $3.1 billion during the second and third quarters of 2004, and $3.2 billion during the third quarter of 2003. The cash surrender value of bank owned life insurance averaged $980 million and $932 million in the third quarter of 2004 and 2003, respectively, and $967 million in the second quarter of 2004. Tax-exempt income earned from increases in the cash surrender value of bank owned life insurance is not included in interest income, but rather is recorded in “other revenues from operations.”

The contribution of net interest-free funds to net interest margin was .28% in the recent quarter, compared with .27% in the third quarter of 2003 and .25% in 2004’s second quarter. For the first nine months of both 2004 and 2003, the contribution of net interest-free funds to net interest margin was .27%.

Reflecting the changes described herein, the Company’s net interest margin was 3.85% in 2004’s third quarter, 17 basis points lower than 4.02% in the third quarter of 2003 and down 7 basis points from 3.92% in the second 2004 quarter. During the first nine months of 2004 and 2003, the net interest margin was 3.90% and 4.13%, respectively.

In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of September 30, 2004 and 2003 was $705 million and $675 million, respectively, and $685 million as of June 30, 2004. In general, under the terms of these agreements, the Company receives payments based on the outstanding notional amount of the swap agreements at fixed rates of interest and makes payments at variable rates.

All of the Company’s interest rate swap agreements entered into for risk management purposes as of September 30, 2004 had been designated as fair value hedges. In a fair value hedge, changes in the fair value of the derivative (the interest rate swap agreement) and in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended September 30, 2004 and 2003 and the quarter ended June 30, 2004 were not material to the Company’s results of operations. The estimated fair values of interest rate swap agreements designated as fair value hedges were a gain of approximately $1 million at September 30, 2004, compared with a gain of $11 million at September 30, 2003 and losses of $1 million at December 31, 2003 and $16 million at June 30, 2004. The fair values of such swap agreements were substantially offset by unrealized gains or losses on the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items resulted from the effects of changing interest rates.

The weighted average rates to be received and paid under interest rate swap agreements currently in effect were 6.83% and 4.40%, respectively, at September 30, 2004. The average notional amounts of interest rate swap agreements and the related effect on net interest income and margin, and weighted-average interest rates paid or received on those swap agreements, are presented in the accompanying table.

INTEREST RATE SWAP AGREEMENTS
Dollars in Thousands

	Three Months Ended September 30
	2004		2003
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(4,370)	(.05)	(5,178)	(.06)

Net interest income/margin	$4,370	.04%	$5,178	.04%

Average notional amount	$710,652		$763,261

Rate received**		6.86%		6.57%
Rate paid**		4.41%		3.87%

	Nine Months Ended September 30
	2004		2003
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(14,718)	(.05)	(12,337)	(.05)

Net interest income/margin	$14,718	.05%	$12,337	.04%

Average notional amount	$690,109		$692,894

Rate received**		7.04%		5.74%
Rate paid**		4.19%		3.36%

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
**	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity risk refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demands for loans and deposit withdrawals, operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Deposits and borrowings, maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services, provide the Company with sources of liquidity. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. M&T Bank has also obtained funding through issuances of subordinated capital notes and through the $500 million revolving asset-backed borrowing discussed earlier. Informal and sometimes reciprocal sources of funding are also available to M&T Bank through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $4.7 billion, $3.5 billion and $3.9 billion at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. In general, these borrowings were unsecured and matured on the following business day.

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

The Company serves in the capacity of remarketing agent for variable rate demand bonds (“VRDBs”) in a line of business largely obtained in the Allfirst acquisition. The VRDBs are enhanced by a direct-pay letter of credit provided by M&T Bank. Holders of the VRDBs generally have the right to sell the bonds to the remarketing agent with seven days notice, which could result in M&T Bank owning the VRDBs for some period of time until such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. The value of VRDBs in the Company’s trading account totaled $7 million and $45 million at September 30, 2004 and 2003, respectively, and $22 million at December 31, 2003. As of September 30, 2004 and December 31, 2003, the total amount of VRDBs outstanding backed by an M&T Bank letter of credit was $1.6 billion and $1.7 billion, respectively, compared with $1.5 billion at September 30, 2003. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases is the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of this test, at September 30, 2004 approximately $560 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 5 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at September 30, 2004 or at December 31, 2003.

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

Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The Company is exposed to interest rate risk in its core banking activities of lending and deposit-taking, since assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-

balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and shifts in the maturity curve of interest rates and provide management with a long-term interest rate risk metric.

The Company’s Risk Forum Committee, which includes members of senior management, monitors the sensitivity of the Company’s net interest income to changes in interest rates with the aid of a computer model that forecasts net interest income under different interest rate scenarios. In utilizing the model, market implied forward interest rates over the subsequent twelve months are generally used to determine a base interest rate scenario for the net interest income simulation. That calculated base net interest income is then compared to the income calculated under interest rate scenarios assuming incremental 100 and 200 basis point changes to the aforementioned base scenario. The model considers the impact of ongoing lending and deposit gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

The accompanying table as of September 30, 2004 and December 31, 2003 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated Increase (Decrease)
	in Projected Net Interest Income
Changes in Interest Rates	September 30, 2004	December 31, 2003
+200 basis points	$(10,398)	(4,504)
+100 basis points	(6,591)	(190)
-100 basis points	14,911	(12,945)
-200 basis points	(1,914)	(13,064)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions related to interest rates in future periods, the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. As noted above, the Company also assumed gradual changes in rates during a twelve-month period, including incremental 100 and 200 basis point rate changes, as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Company’s past or projected net interest income.

The Company has historically engaged in trading activities to meet the financial needs of customers, to fund the Company’s obligations under certain deferred compensation plans and, to a limited extent, to profit from perceived market opportunities. Financial instruments utilized in trading activities have included forward and futures contracts related to foreign currencies and mortgage-backed securities, U.S. Treasury and other government securities, mortgage-backed securities, mutual funds and interest rate contracts, such as swap agreements. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions, as well as the type of trading activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by the Risk Forum Committee. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.

The notional amounts of interest rate contracts entered into for trading purposes totaled $5.4 billion at September 30, 2004 and 2003, and $5.3 billion at December 31, 2003. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $667 million, $541 million and $548 million at September 30, 2004, September 30, 2003 and December 31, 2003, respectively. The notional amounts of these trading contracts are not recorded in the consolidated balance sheet. However, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $159 million and $100 million, respectively, at September 30, 2004, $254 million and $157 million, respectively, at September 30, 2003, and $215 million and $139 million, respectively, at December 31, 2003. Included in other liabilities in the consolidated balance sheet at September 30, 2004 and December 31, 2003 were $49 million of liabilities related to deferred compensation plans, while at September 30, 2003 $47 million of such liabilities were included in other liabilities. Changes in the balances of deferred compensation-related liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income. Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the third quarter of 2004 was $17 million, compared with $34 million in the year-earlier quarter and $30 million in the second quarter of 2004. Net loan charge-offs were $15 million and $16 million in the third quarter of 2004 and 2003, respectively, and $21 million in 2004’s second quarter. Net charge-offs as an annualized percentage of average loans and leases were .16% in the recent quarter, compared with .17% in the third quarter of 2003 and .23% in the second quarter of 2004. For the nine months ended September 30, 2004 and 2003, the provision for credit losses was $67 million and $103 million, respectively. Through September 30, net charge-offs were $54 million in 2004 and $64 million in 2003, representing an annualized .20% and .26%, respectively, of average loans and leases. Net charge-offs of loans acquired from Allfirst have not been significant. A summary of net charge–offs by loan type follows.

NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In Thousands

	2004
				Year
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-Date
Commercial, financial, etc.	$3,450	6,362	520	10,332
Real estate:
Commercial	(878)	803	1,117	1,042
Residential	1,241	1,270	795	3,306
Consumer	14,104	12,689	12,740	39,533

	$17,917	21,124	15,172	54,213

	2003
				Year
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-Date
Commercial, financial, etc.	$12,237	7,420	1,132	20,789
Real estate:
Commercial	1,358	1,180	2,163	4,701
Residential	530	1,107	711	2,348
Consumer	10,667	13,772	12,078	36,517

	$24,792	23,479	16,084	64,355

Loans classified as nonperforming, which consist of nonaccrual and restructured loans, aggregated $181 million or .48% of total loans and leases outstanding at September 30, 2004, down from $285 million or .77% at September 30, 2003, $240 million or .67% at December 31, 2003, and $190 million or .51% at June 30, 2004. Included in nonperforming loans on those respective dates were $26 million, $82 million, $67 million and $31 million of nonperforming loans obtained in the Allfirst acquisition. The significant decrease in nonperforming loan levels since September 30, 2003 was the result of several commercial loans that were either paid off, sold or charged off since that date.

Accruing loans past due 90 days or more were $140 million or .37% of total loans and leases at September 30, 2004, compared with $174 million or .47% a year earlier, $155 million or .43% at December 31, 2003 and $135 million or .36% at June 30, 2004. Accruing loans past due 90 days or more include one-to-four family residential mortgage loans serviced by the Company and repurchased from the Government National Mortgage Association (“GNMA”). The repurchased loans totaled $97 million at September 30, 2004, $117 million a year earlier, $100 million at June 30, 2004 and $118 million at December 31, 2003. The outstanding principal balances of the repurchased loans are fully guaranteed by government agencies. The loans were repurchased to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors.

Commercial loans and leases classified as nonperforming totaled $40 million at September 30, 2004, $140 million at September 30, 2003, $105 million at December 31, 2003 and $47 million at June 30, 2004. As noted earlier, the significant decrease in such loans at the two most recent quarter-ends when compared with the 2003 dates was due largely to the ultimate resolution of several large commercial credits through a combination of payoffs, sales and charge-offs.

Nonperforming commercial real estate loans aggregated $57 million at September 30, 2004, $60 million a year earlier, $48 million at December 31, 2003 and $62 million at June 30, 2004.

Nonperforming residential real estate loans totaled $43 million and $52 million at September 30, 2004 and 2003, respectively, $51 million at December 31, 2003, and $44 million at June 30, 2004. Residential real estate loans past due 90 days or more and accruing interest totaled $118 million at September 30, 2004, compared with $138 million at September 30, 2003, and $141 million and $119 million at December 31, 2003 and June 30, 2004, respectively. As previously discussed, a substantial portion of such loans related to loans repurchased from GNMA that are fully guaranteed by government agencies.

Nonperforming consumer loans and leases totaled $41 million at the recent quarter-end, compared with $33 million at September 30, 2003, $36 million at December 31, 2003, and $37 million at June 30, 2004. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .36% at September 30, 2004, .30% a year earlier, and .33% at December 31, 2003 and June 30, 2004.

Assets acquired in settlement of defaulted loans were $16 million at September 30, 2004, $20 million at September 30 and December 31, 2003, and $19 million at June 30, 2004.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2004 Quarters			2003 Quarters
	Third	Second	First	Fourth	Third
Nonaccrual loans	$171,807	181,974	248,188	232,983	278,300
Renegotiated loans	9,051	8,163	7,637	7,309	6,888

Total nonperforming loans	180,858	190,137	255,825	240,292	285,188
Real estate and other assets owned	16,143	19,026	19,189	19,629	20,158

Total nonperforming assets	$197,001	209,163	275,014	259,921	305,346

Accruing loans past due 90 days or more*	$139,541	134,757	144,345	154,759	174,224

Government guaranteed loans included in totals above
Nonperforming loans	$15,676	16,400	19,044	19,355	19,225
Accruing loans past due 90 days or more	111,443	111,635	116,826	124,585	133,045

Nonperforming loans to total loans and leases, net of unearned discount	.48%	.51%	.70%	.67%	.77%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.52%	.56%	.75%	.73%	.82%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.37%	.36%	.40%	.43%	.47%

*	Predominately residential mortgage loans.

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

Despite recent signs indicating the possible beginning of a general economic upturn, management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2004 in light of mixed regional economic indicators and, given the relative size of the acquired Allfirst loan portfolios, the status of management’s ongoing detailed credit reviews of such portfolios. Although there are indications that the national economy has improved and optimism about its future outlook is growing, concerns remain about the rate of job growth, which could cause consumer spending to slow; higher interest rates, which, among other things, could adversely impact the housing market and affect consumer confidence levels; and continued stagnant population growth in the upstate New York and central Pennsylvania regions. Management believes that the allowance for credit losses at September 30, 2004 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $626 million, or 1.65% of total loans and leases at September 30, 2004, compared with $621 million or 1.67% a year earlier, $614 million or 1.72% at December 31, 2003, and $625 million or 1.66% at June 30, 2004. The ratio of the allowance for credit losses to nonperforming loans was 346% at the most recent quarter-end, compared with 218% a year earlier, 256% at December 31, 2003 and 328% at June 30, 2004. The level of the allowance is adjusted based on the results of management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $245 million in the third quarter of 2004, up from $232 million in both the corresponding quarter of 2003 and the second 2004 quarter.

Mortgage banking revenues totaled $32 million in the recent quarter, down from $39 million in the third quarter of 2003, but higher than the $30 million recorded in the second quarter of 2004. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities is largely comprised of the origination, sales and servicing of loans in conjunction with the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program, which was a business line acquired in the Allfirst transaction.

Residential mortgage banking revenues, which include gains from sales of residential mortgage loans and loan servicing rights, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, decreased to $25 million in the recent quarter from $32 million in the year-earlier period, but were up from $23 million in the second quarter of 2004. The significant decrease in such revenues in the recent quarter as compared with the corresponding 2003 quarter was largely due to lower levels of loan originations. Higher origination activity in the 2003 quarter reflected the impact of historically low levels of interest rates that produced an extremely favorable environment for loan origination and refinancing activities by consumers. Residential mortgage loans originated for sale to other investors were approximately $1.1 billion during the third quarter of 2004, compared with $1.6 billion in 2003’s third quarter and $1.3 billion in the second quarter of 2004. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated $8 million in the third quarter of 2004, compared with $17 million in the year-earlier quarter and $7 million in the second 2004 quarter.

As further explained in “Recent Accounting Developments” included herein, in March 2004 the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding the accounting for loans held for sale and loan commitments accounted for as derivative instruments. In accordance with SAB No. 105, effective April 1, 2004 value ascribable to loan cash flows that will ultimately be realized in connection with mortgage servicing activities should not be included in the determination of fair value of loans held for sale or commitments to originate loans for sale, but rather should only be recognized at the time the underlying mortgage loans are sold. The Company adopted the SEC guidance effective April 1, 2004 resulting in a deferral of mortgage banking revenues of approximately $6 million. Neither the amount or timing of receipt of such cash flows nor the economic value of the loans and commitments have changed as a result of this accounting guidance.

Revenues from servicing residential mortgage loans for others were $15 million in the quarter ended September 30, 2004, compared with $13 million and $14 million in the third quarter of 2003 and the second quarter of 2004, respectively. Included in each quarter’s servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans, which totaled $2 million in the third quarter of 2004 and $1 million in the year-earlier quarter and in 2004’s second quarter. Residential mortgage loans serviced for others were $14.2 billion at September 30, 2004, $12.0 billion a year earlier, and $13.6 billion at December 31, 2003, including the small balance commercial mortgage loans noted above of approximately $1.3 billion and $800 million at September 30, 2004 and 2003, respectively, and $1.0 billion at December 31, 2003. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $131 million at September 30, 2004, compared with $106 million at September 30, 2003 and $129 million at December 31, 2003. Included in capitalized residential mortgage servicing assets were $11 million at September 30, 2004, $7 million a year earlier and $8 million at December 31, 2003 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Residential mortgage loans held for sale were $706 million and $880 million at September 30, 2004 and 2003, respectively, and $723 million at December 31, 2003. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $851 million and $550 million, respectively, at September 30, 2004, $1.1 billion and $687 million, respectively, at September 30, 2003 and $824 million and $459 million, respectively, at December 31, 2003. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $2 million at September 30, 2004 and $7 million at December 31, 2003. Changes in net unrealized gains are recorded in mortgage banking revenues and resulted in a net decrease in revenues of $7 million in the second quarter of 2004 (including $6 million attributable to the implementation of SAB No. 105), an increase in such revenues of $.4 million during 2004’s third quarter, and a decrease of $10 million during 2003’s third quarter.

Commercial mortgage banking revenues in each of the second and third quarters of 2004 were $7 million, compared with $6 million in 2003’s third quarter. Revenues from commercial mortgage loan origination and sales activities were $3 million in the third and second quarters of 2004 and $4 million in the quarter ended September 30, 2003. Commercial mortgage loan servicing revenues were $3 million in the two most recent quarters, compared with $2 million in the third quarter of 2003. Capitalized commercial mortgage servicing assets totaled $22 million at September 30, 2004 and 2003, and at December 31, 2003. Commercial mortgage loans held for sale at September 30, 2004 and 2003 were $68 million and $2 million, respectively, and at June 30, 2004 and December 31, 2003 were $34 million and $1 million, respectively.

Service charges on deposit accounts rose to $94 million in the third quarter of 2004 from $91 million in each of the year-earlier quarter and the second quarter of 2004. Trust income totaled $34 million in the recent quarter, compared with $32 million in last year’s third quarter and $35 million in this year’s second quarter. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $13 million in each of the third quarter of 2004, the year-earlier quarter and the second quarter of 2004. Trading account and foreign exchange activity resulted in gains of $3 million during the third quarter of 2004, $5 million in 2003’s third quarter and $4 million in the second quarter of 2004. Other revenues from operations aggregated $69 million in the third quarter of 2004, compared with $52 million in the third quarter of 2003 and $59 million in 2004’s second quarter. Other revenues from operations included letter of credit and other credit-related fees of $21 million and $15 million in the third quarters of 2004 and 2003, respectively, and $18 million in the second quarter of 2004. Also contributing to the increase in other revenues from operations in the recent quarter as compared with the prior quarters were gains recognized on the sales of equipment as commercial leases expired and from the sale of a venture capital investment largely obtained in the Allfirst acquisition. Other revenues from operations also include tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received. Income from bank owned life insurance totaled $12 million in the recent quarter, compared with $13 million in each of the quarters ended September 30, 2003 and June 30, 2004.

Other income totaled $705 million in the first nine months of 2004, up 18% from $597 million in the corresponding 2003 period. The increase in such income was due to operations associated with Allfirst, specifically the inclusion of nine months of Allfirst-related income in the 2004 period compared with six months of similar income in 2003.

For the first three quarters of 2004, mortgage banking revenues totaled $90 million, down from $117 million in the year-earlier period. Residential mortgage banking revenues decreased to $73 million in the nine-month period ended September 30, 2004 from $104 million in the similar 2003 period. A lower level of loan originations, largely due to the historically low interest rate environment during 2003, was the most significant factor causing the decline in revenues. Also contributing to the decrease was the previously noted adoption of SAB No. 105 which resulted in a deferral of mortgage banking revenues of approximately $6 million. Residential mortgage loans originated for sale to other investors were $3.4 billion in the first nine months of 2004, compared with $4.9 billion in the similar 2003 period. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized unrealized gains on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated $23 million and $56 million during the nine-month periods ended September 30, 2004 and 2003, respectively. Revenues from servicing residential mortgage loans for others were $43 million and $40 million for the first three quarters of 2004 and 2003, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $5 million and $3 million for the first nine months of 2004 and 2003, respectively. Commercial mortgage banking revenues totaled $18 million during the first nine months of 2004, up from $13 million in the comparable 2003 period, which included only two quarters of Allfirst-related activity.

Due largely to the impact of the Allfirst transaction, service charges on deposit accounts grew to $273 million during the first nine months of 2004 from $220 million in the comparable 2003 period and trust income rose to $102 million from $80 million a year earlier. Brokerage services income increased 7% to $40 million during the first nine months of 2004 from $38 million in the similar 2003 period. Trading account and foreign exchange activity resulted in gains of $12 million and $11 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Reflecting Allfirst-related revenues, other revenues from operations increased to $185 million in the first nine months of 2004 from $131 million in the comparable 2003 period. Included in other revenues from operations during the nine-month periods ended September 30, 2004 and 2003 were letter of credit and other credit-related fees of $57 million and $38 million, respectively, and income from bank owned life insurance of $37 million and $33 million, respectively.

Other Expense

Other expense totaled $407 million in the third quarter of 2004, 3% higher than $396 million in the year-earlier period, and 14% above the $357 million in 2004’s second quarter. Included in the amounts noted above are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $19 million in each of the second and third quarters of 2004, and $23 million in the third 2003 quarter, and merger-related expenses of $19 million for the quarter ended September 30, 2003. There were no merger-related expenses in the second or third quarters of 2004. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $388 million in the third quarter of 2004, compared with $355 million in the third quarter of 2003 and $338 million in the second quarter of 2004. A significant contributor to the higher operating expenses in 2004’s third quarter as compared with the year-earlier quarter and the second quarter of 2004 was the $25 million charitable contribution noted earlier.

Other expense for the first nine months of 2004 aggregated $1.2 billion, up 8% from $1.1 billion in the similar 2003 period. Included in these amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $59 million in 2004 and $57 million in 2003 and merger-related expenses of $58 million in 2003. There were no merger-related expenses during 2004. Exclusive of these nonoperating expenses, noninterest operating expenses through the first nine months of 2004 increased to $1.1 billion from $955 million in the comparable 2003 period. A significant portion of the increase in such expenses was due to operations associated with Allfirst, specifically, the inclusion of nine months of Allfirst-related operating expenses in the 2004 period compared with six months of similar expenses in 2003. Also contributing to the higher expense level in 2004 was the $25 million charitable contribution already discussed.

Table 2 provides a reconciliation of other expense to noninterest operating expense, as well as a summary of merger-related expenses.

Salaries and employee benefits expense totaled $205 million in the third quarter of 2004, compared with $214 million in the year-earlier quarter and $203 million in the second quarter of 2004. For the first nine months of 2004, salaries and employee benefits expense increased to $608 million from $544 million in the corresponding 2003 period. Salaries and benefits related to the acquired operations of Allfirst were the primary contributor to the rise in salaries in the nine-month period ended September 30, 2004 from the like-2003 period when only two quarters of Allfirst-related operating expenses were incurred.

Excluding the nonoperating expense items previously noted, nonpersonnel expense totaled $183 million in the third quarter of 2004, compared with $145 million in the third quarter of 2003 and $135 million in the second quarter of 2004. Nonpersonnel expenses in the recent quarter include the previously noted

$25 million charitable contribution. Also contributing to the higher expense level in 2004’s third quarter was a $7 million increase to the valuation allowance for the impairment of capitalized residential mortgage servicing rights. The addition to the allowance reflects the decrease in the value of capitalized mortgage servicing rights resulting from lower residential mortgage interest rates at September 30, 2004 as compared with June 30, 2004. The lower interest rates resulted in increases in the expected rate of residential mortgage loan prepayments used in calculating the estimated fair value of capitalized servicing rights. In contrast, during the third quarter of 2003 and the second quarter of 2004, the Company recognized partial reversals of the valuation allowance for impairment of capitalized residential mortgage servicing rights of $12 million and $22 million, respectively. The partial reductions of the valuation allowance reflect the increases in value of capitalized mortgage servicing rights resulting from higher residential mortgage loan interest rates at the end of those quarters as compared with such rates at the immediately preceding quarter-end.

Nonpersonnel operating expenses were $487 million during the first nine months of 2004 and $420 million during the corresponding 2003 period. The impact of the Allfirst acquisition was a significant contributor to the higher expense levels during the first three quarters of 2004 as compared with the corresponding 2003 period when only two quarters of Allfirst-related operating expenses were incurred. Also contributing to the increase in expenses in 2004 was the $25 million charitable contribution, partially offset by a net reduction of the valuation allowance for the impairment of capitalized residential mortgage servicing rights of $3 million during 2004’s first nine months, compared with a net addition to such valuation allowance of $6 million in the similar 2003 period.

The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from sales of bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 56.4% during the recent quarter, compared with 53.2% during the third quarter of 2003 and 50.4% in 2004’s second quarter. If the $25 million charitable contribution and the $5 million venture capital gain were excluded from the computation, the Company’s efficiency ratio during 2004’s third quarter would have been 53.1%. The efficiency ratios for the nine-month periods ended September 30, 2004 and 2003 were 54.5% and 53.5%, respectively. Noninterest operating expenses used in calculating the efficiency ratio do not include the merger-related expenses or amortization of core deposit and other intangible assets noted earlier. If charges for amortization of core deposit and other intangible assets were included, the ratio for the three-month periods ended September 30, 2004, September 30, 2003 and June 30, 2004 would have been 59.1%, 56.6% and 53.3%, respectively, and for the nine-month periods ended September 30, 2004 and 2003 would have been 57.5% and 56.6%, respectively.

Merger-related expenses consisted largely of expenses for professional services and temporary help associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to Allfirst’s customers; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices.

Capital

Stockholders’ equity at September 30, 2004 was $5.7 billion and represented 10.80% of total assets, compared with $5.6 billion or 11.09% of total assets a year earlier and $5.7 billion or 11.47% at December 31, 2003. On a per share basis, stockholders’ equity was $49.11 at September 30, 2004, up from $46.49 and $47.55 at September 30 and December 31, 2003, respectively. Tangible equity per common share was $23.17 at September 30, 2004, compared with $20.71 at September 30, 2003 and $21.97 at December 31, 2003.

During the first quarter of 2004, M&T resumed repurchasing its common stock under authorized repurchase programs. In February 2004, M&T announced that it completed the stock repurchase program authorized in November 2001 and that it had been authorized by its Board of Directors to purchase up to an additional 5,000,000 shares of its common stock. As of September 30, 2004, M&T had repurchased a total of 3,684,700 shares of common stock pursuant to the February 2004 program at an average cost of $90.42 per share. During the third quarter and first nine months of 2004, M&T repurchased 1,435,800 shares and 5,052,600 shares, respectively, of common stock pursuant to the two authorized programs at an average cost per share of $94.20 and $90.77, respectively.

Reflected in stockholders’ equity was accumulated other comprehensive income which reflects the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale; unrealized fair value gains or losses associated with interest rate swap agreements designated as cash flow hedges; and minimum pension liability adjustments. Net unrealized gains on available for sale investment securities were $13 million, or $.11 per common share, at September 30, 2004, compared with unrealized gains of $41 million, or $.34 per share, at September 30, 2003 and $38 million, or $.32 per share, at December 31, 2003. Such unrealized gains are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. The accounting treatment required for investment securities classified as available for sale highlights the inconsistency in GAAP relative to accounting for financial instruments. While changes in fair value for investment securities classified as available for sale impact stockholders’ equity, changes in the fair value of many other financial instruments, such as investment securities classified as held to maturity, loans held for investment, deposits and borrowings generally are not recognized, unless they are subject to the hedge accounting requirements of GAAP. The fair value of deposits and borrowings generally increases during periods of rising interest rates, offsetting general decreases in the fair values of financial assets. Recognition of certain fair value changes while excluding others could therefore produce distorted results. There were no outstanding interest rate swap agreements designated as cash flow hedges at September 30, 2004, September 30, 2003 or December 31, 2003. The minimum pension liability adjustment, net of applicable tax effect, reduced accumulated other comprehensive income by $12 million at September 30, 2004 and December 31, 2003, representing $.11 per share and $.10 per share at each respective date. There was no similar adjustment at September 30, 2003.

Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes $686 million of the trust preferred securities described in note 5 of Notes to Financial Statements. As of September 30, 2004, total capital also included $1.1 billion of subordinated capital notes.

The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as an annualized percentage of regulatory “core capital” at the beginning of each period was 18.61% during the third quarter of 2004, compared with 20.33% in the third quarter of 2003 and 18.65% in the second quarter of 2004.

The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of September 30, 2004 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
September 30, 2004

	M&T	M&T	M&T
	(Consolidated	Bank	Bank, N.A.
Core capital	7.15%	6.83%	28.47%
Total capital	10.74%	10.41%	29.49%
Leverage	6.70%	6.41%	20.30%

Segment Information

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 6 of Notes to Financial Statements.

Net income earned by the Commercial Banking segment increased to $59 million in the third quarter of 2004 from $52 million in the year-earlier quarter and $57 million in the second quarter of 2004. The improvement from the third quarter of 2003 was attributable to higher letter of credit and other credit-related fees and gains recognized on the sales of equipment as commercial leases expired. Partially offsetting these favorable factors were higher operating expenses of $4 million. Contributing to the increase in the recent quarter’s net income as compared with the second quarter of 2004 were higher letter of credit and other credit-related fees of $7 million and a $3 million decrease in the provision for credit losses, due primarily to lower net charge-offs. A $6 million decline in net interest income, due mainly to a 30 basis point decrease in the net interest margin on loans, partially offset those favorable factors. For the nine months ended September 30, 2004, this segment contributed $169 million to net income, 34% higher than the $127 million earned in the corresponding period of 2003. The favorable performance as compared with the previous year was largely attributable to the Allfirst acquisition, and included higher net interest income of $41 million, service charges on deposit accounts of $11 million, and letters of credit and other credit-related fees of $31 million. A $12 million decline in net charge-offs also contributed to the higher net income in 2004. Partially offsetting these positive factors were higher salaries, benefits, and other operating expenses totaling $24 million, also largely attributable to Allfirst.

The Commercial Real Estate segment contributed $34 million to the Company’s net income during the third quarter of 2004, slightly higher than 2004’s second quarter and up 6% from $32 million in last year’s third quarter. The increase from the third quarter of 2003 was primarily the result of higher net interest income of $3 million, due predominantly to a $560 million, or 8%, increase in loan balances outstanding. For the first three quarters of 2004, net income for the Commercial Real Estate segment rose 10% to $98 million from $90 million during the similar 2003 period. That rise in net income was largely the result of higher net interest income of $15 million, primarily due to higher average loan balances outstanding of $591 million, or 8%, the result of growth in the markets already served by the Company and the impact of balances obtained in the April 1, 2003 Allfirst acquisition. Also contributing to the improved performance were higher commercial mortgage banking revenues of $5 million, largely from the origination, sales and servicing of loans related to the Company’s participation in the FNMA DUS program. The higher revenues were offset, in part, by a $12 million increase in operating expenses, due primarily to salaries, benefits, and other operating expenses related to the business obtained from Allfirst.

The Discretionary Portfolio segment earned $28 million during the recent quarter, up only slightly from the year-earlier quarter, but down 12% from $32 million in the second quarter of 2004. That decline was largely the result of a $2 million current quarter addition to the valuation allowance for impairment of capitalized mortgage servicing rights attributable to securitized residential mortgage loans held by this segment, while during 2004’s second quarter there was a $5 million partial reversal of such allowance. Net contribution for this segment increased 34% to $85 million for the first nine months of 2004 from $64 million in the similar 2003 period, primarily the result of a $29 million increase in net interest income from earning assets, including investment securities acquired in the Allfirst transaction.

Reflecting lower revenues from loan origination and sales activities and an increase in the capitalized mortgage servicing rights valuation allowance, net income for the Residential Mortgage Banking segment in the third quarter of 2004 declined to $4 million from $27 million in the third quarter of 2003 and $17 million in the second quarter of 2004. The recent quarter’s results reflect a $6 million impairment charge for capitalized mortgage servicing rights, while partial reversals of previous impairment charges of $11 million and $17 million were recognized during 2003’s third quarter and the second quarter of 2004, respectively. Revenues during the recent quarter from origination and sales activities, including sales of loans to the Company’s Discretionary Portfolio segment, were down $22 million from the year-earlier quarter. Through the first nine months of 2004, the segment’s net income was $21 million, down 60% from $54 million for the similar period in 2003. That unfavorable variance was due primarily to a $59 million decrease in revenues from origination and sales activities, reflecting the generally higher interest rate environment, and the unfavorable impact of the adoption of SAB No. 105 as discussed in “Other Income” included herein. Partially offsetting the decline in those revenues was a $2 million partial reversal in the current year of the valuation allowance for impairment of capitalized mortgage servicing rights, while there was a $6 million addition to such allowance in the 2003 period.

The Retail Banking segment contributed net income for the third quarter of 2004 of $62 million, up 22% from $50 million in the corresponding 2003 quarter and 12% higher than the $55 million earned in the second quarter of 2004. The favorable variance from the third quarter of 2003 was the result of a $10 million decrease in operating expenses, a $4 million decline in the provision for credit losses, due to slower growth in indirect automobile loan balances, and a $5 million increase in revenues, largely from higher service charges on deposit accounts and other fee income. The improvement in this segment’s net income from 2004’s second quarter was due to a $7 million increase in net interest income attributable to deposit accounts, the result of a 16 basis point increase in the net interest margin, and a $2 million decrease in the provision for credit losses due to slower loan growth and lower net charge-offs. For the first three quarters of 2004, the Retail Banking segment’s earnings rose 13% to $166 million from $146 million during the year-earlier period. That favorable performance was due mainly to increases in net interest income of $48 million and service charges on deposit accounts and other fee income of $52 million, offset, in part, by higher operating expenses of $76 million, all substantially related to the acquired Allfirst franchise. An $8 million decline in the provision for credit losses, predominately due to slower loan growth, also contributed to the year-over-year improvement. During the fourth quarter of 2003, certain Allfirst franchise-related indirect expenses incurred by centralized support areas were allocated to the Retail Banking segment, retroactive to the third quarter of 2003. As a result, previously reported noninterest expenses for the three-month and nine-month periods ended September 30, 2003 were increased in the Retail Banking segment and decreased in the “All Other” category by $9 million and, as a result, net income was decreased in the Retail Banking segment and increased in the “All Other” category by $5 million.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets, the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses, and, in 2003, merger-related expenses resulting from the Allfirst acquisition. The previously mentioned $25 million charitable contribution made by M&T Bank to The M&T Charitable Foundation and the $12 million reduction in income tax expense resulting from the reorganization of certain M&T subsidiaries are also reflected in the “All Other” category’s results for the third quarter of 2004.

Recent Accounting Developments

As already noted herein and in note 7 of Notes to Financial Statements, in March 2004 the SEC issued SAB No. 105 which summarizes the views of the SEC’s staff regarding the application of GAAP to loans held for sale and to loan commitments accounted for as derivative instruments. Those views are that, in general, when valuing mortgage loans held for sale and commitments to originate mortgage loans to be sold under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, value ascribable to loan cash flows that will ultimately be realized in connection with mortgage servicing activities should only be recognized at the time the underlying mortgage loans are sold and should not be considered when determining the fair value of loans held for sale or commitments to originate loans for sale. The SEC expects registrants to apply the accounting described in SAB No. 105 for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. In accordance with the new guidance, the Company adopted the provisions of SAB No. 105 effective April 1, 2004 and although such adoption had no economic impact on the Company, it resulted in a $6 million accounting deferral of mortgage banking revenues that will be recognized when the underlying mortgage loans are sold.

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act provides for prescription drug benefits under a new Medicare Part D program and federal subsidies to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2 (“FAS 106-2”) providing formal guidance on the accounting for the effects of the Act. FAS 106-2 requires that effects of the Act be included in the measurement of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost when an employer initially adopts its provisions. FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company’s postretirement benefit plan does provide prescription drug benefits. The Company has analyzed the provisions of the Act in the context of the prescription drug benefits that it currently provides under its postretirement benefit plan and determined that the impact of the expected federal subsidy is not significant to the Company’s consolidated financial position or its results of operations.

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

M&T BANK CORPORATION AND SUBSIDIARIES
Table 1
QUARTERLY TRENDS

	2004 Quarters			2003 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$587,598	565,090	550,362	554,673	568,319	580,704	439,182
Interest expense	143,771	126,805	126,829	129,173	133,539	145,506	119,592

Net interest income	443,827	438,285	423,533	425,500	434,780	435,198	319,590
Less: provision for credit losses	17,000	30,000	20,000	28,000	34,000	36,000	33,000
Other income	244,925	232,334	228,151	233,757	231,594	232,897	132,847
Less: other expense	406,922	357,207	389,967	378,355	396,400	431,147	242,278

Income before income taxes	264,830	283,412	241,717	252,902	235,974	200,948	177,159
Applicable income taxes	73,843	94,538	77,997	81,801	75,329	62,600	56,998
Taxable-equivalent adjustment	4,546	4,489	4,230	4,200	4,182	4,308	3,623

Net income	$186,441	184,385	159,490	166,901	156,463	134,040	116,538

Per common share data
Basic earnings	$1.59	1.56	1.33	1.39	1.31	1.12	1.26
Diluted earnings	1.56	1.53	1.30	1.35	1.28	1.10	1.23
Cash dividends	$.40	.40	.40	.30	.30	.30	.30
Average common shares outstanding
Basic	116,897	118,224	119,738	120,141	119,727	119,393	92,399
Diluted	119,665	120,655	122,316	123,328	122,593	122,366	95,062

Performance ratios, annualized
Return on
Average assets	1.42%	1.45%	1.29%	1.35%	1.24%	1.10%	1.43%
Average common stockholders’ equity	13.02%	13.12%	11.19%	11.77%	11.37%	10.00%	14.46%
Net interest margin on average earning assets (taxable-equivalent basis)	3.85%	3.92%	3.92%	3.96%	4.02%	4.12%	4.32%
Nonperforming loans to total loans and leases, net of unearned discount	.48%	.51%	.70%	.67%	.77%	.86%	.88%
Efficiency ratio (a)	59.08%	53.27%	60.07%	57.18%	56.60%	59.59%	52.37%

Net operating (tangible) results (b)
Net income (in thousands)	$197,822	196,158	172,423	181,594	182,670	169,436	127,231
Diluted net income per common share	1.65	1.63	1.41	1.47	1.49	1.38	1.34
Annualized return on
Average tangible assets	1.60%	1.64%	1.48%	1.57%	1.55%	1.48%	1.62%
Average tangible common stockholders’ equity	29.42%	30.12%	26.02%	28.33%	30.67%	29.89%	24.68%
Efficiency ratio (a)	56.38%	50.39%	56.81%	53.93%	53.22%	56.20%	49.81%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$52,170	51,251	49,915	49,123	50,024	49,010	33,061
Total tangible assets (c)	49,075	48,137	46,781	45,968	46,848	45,822	31,884
Earning assets	45,874	44,923	43,444	42,672	42,885	42,386	30,004
Investment securities	8,195	7,943	7,516	6,212	5,837	5,654	3,638
Loans and leases, net of unearned discount	37,611	36,904	35,843	36,361	36,953	36,632	25,789
Deposits	34,569	33,702	32,856	32,357	31,954	31,189	21,078
Stockholders’ equity (c)	5,697	5,654	5,732	5,625	5,461	5,377	3,267
Tangible stockholders’ equity (c)	2,675	2,619	2,665	2,543	2,363	2,274	2,090

At end of quarter
Total assets (c)	$52,887	52,094	50,832	49,826	50,259	50,399	33,444
Total tangible assets (c)	49,801	48,990	47,708	46,681	47,093	47,211	32,271
Earning assets	46,454	45,757	44,335	43,134	43,257	43,038	30,396
Investment securities	8,437	8,161	7,656	7,259	5,957	5,946	4,146
Loans and leases, net of unearned discount	37,950	37,522	36,515	35,772	37,160	37,002	26,224
Deposits	34,976	34,954	33,341	33,115	32,414	32,539	21,924
Stockholders’ equity (c)	5,710	5,657	5,734	5,717	5,572	5,433	3,313
Tangible stockholders’ equity (c)	2,694	2,629	2,674	2,642	2,482	2,327	2,140
Equity per common share	49.11	48.21	48.17	47.55	46.49	45.46	35.81
Tangible equity per common share	23.17	22.40	22.47	21.97	20.71	19.47	23.13

Market price per common share
High	$98.66	92.70	98.65	98.98	90.93	90.91	84.48
Low	86.80	82.90	88.08	87.50	83.65	79.00	74.71
Closing	95.70	87.30	89.85	98.30	87.30	84.22	78.58

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears on table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears on table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2004 Quarters			2003 Quarters
	Third	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net Income
Net income	$186,441	184,385	159,490	166,901	156,463	134,040	116,538
Amortization of core deposit and other intangible assets (1)	11,381	11,773	12,933	13,059	13,790	13,883	7,094
Merger-related expenses (1)	—	—	—	1,634	12,417	21,513	3,599

Net operating income	$197,822	196,158	172,423	181,594	182,670	169,436	127,231

Earnings per share
Diluted earnings per common share	$1.56	1.53	1.30	1.35	1.28	1.10	1.23
Amortization of core deposit and other intangible assets (1)	.09	.10	.11	.11	.11	.11	.07
Merger-related expenses (1)	—	—	—	.01	.10	.17	.04

Diluted net operating earnings per share	$1.65	1.63	1.41	1.47	1.49	1.38	1.34

Other expense
Other expense	$406,922	357,207	389,967	378,355	396,400	431,147	242,278
Amortization of core deposit and other intangible assets	(18,619)	(19,250)	(21,148)	(21,345)	(22,538)	(22,671)	(11,598)
Merger-related expenses	—	—	—	(2,533)	(19,251)	(33,158)	(5,445)

Noninterest operating expense	$388,303	337,957	368,819	354,477	354,611	375,318	225,235

Merger-related expenses
Salaries and employee benefits	$—	—	—	426	4,278	3,553	285
Equipment and net occupancy	—	—	—	472	758	800	96
Printing, postage and supplies	—	—	—	241	614	2,319	42
Other costs of operations	—	—	—	1,394	13,601	26,486	5,022

Total	$—	—	—	2,533	19,251	33,158	5,445

Balance sheet data
In millions
Average Assets
Average assets	$52,170	51,251	49,915	49,123	50,024	49,010	33,061
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,893)	(1,098)
Core deposit and other intangible assets	(191)	(210)	(230)	(251)	(272)	(295)	(112)
Deferred taxes	—	—	—	—	—	—	33

Average tangible assets	$49,075	48,137	46,781	45,968	46,848	45,822	31,884

Average equity
Average equity	$5,697	5,654	5,732	5,625	5,461	5,377	3,267
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,893)	(1,098)
Core deposit and other intangible assets	(191)	(210)	(230)	(251)	(272)	(295)	(112)
Deferred taxes	73	79	67	73	78	85	33

Average tangible equity	$2,675	2,619	2,665	2,543	2,363	2,274	2,090

At end of quarter
Total assets
Total assets	$52,887	52,094	50,832	49,826	50,259	50,399	33,444
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(1,098)
Core deposit and other intangible assets	(182)	(200)	(220)	(241)	(262)	(284)	(107)
Deferred taxes	—	—	—	—	—	—	32

Total tangible assets	$49,801	48,990	47,708	46,681	47,093	47,211	32,271

Total equity
Total equity	$5,710	5,657	5,734	5,717	5,572	5,433	3,313
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(1,098)
Core deposit and other intangible assets	(182)	(200)	(220)	(241)	(262)	(284)	(107)
Deferred taxes	70	76	64	70	76	82	32

Total tangible equity	$2,694	2,629	2,674	2,642	2,482	2,327	2,140

(1) After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2004 Third Quarter			2004 Second Quarter			2004 First Quarter
Average Balance in Millions;	Average		Average	Average		Average	Average		Average
Interest in Thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$9,648	$104,076	4.29%	9,464	101,169	4.30%	9,100	92,190	4.07%
Real estate — commercial	13,669	197,180	5.77	12,962	181,307	5.60	12,521	178,845	5.71
Real estate — consumer	2,980	44,303	5.95	3,218	47,366	5.89	3,083	45,892	5.95
Consumer	11,314	156,287	5.50	11,260	152,884	5.46	11,139	156,838	5.66

Total loans and leases, net	37,611	501,846	5.31	36,904	482,726	5.26	35,843	473,765	5.32

Money-market assets
Interest-bearing deposits at banks	11	14	.50	16	16	.40	15	15	.41
Federal funds sold and agreements to resell securities	6	27	1.75	9	28	1.26	9	28	1.27
Trading account	51	81	.64	51	97	.75	61	164	1.07

Total money-market assets	68	122	.72	76	141	.74	85	207	.98

Investment securities**
U.S. Treasury and federal agencies	4,561	44,018	3.84	4,308	40,953	3.82	3,640	34,042	3.76
Obligations of states and political subdivisions	206	3,609	7.03	228	4,038	7.10	240	3,554	5.92
Other	3,428	38,003	4.41	3,407	37,232	4.40	3,636	38,794	4.29

Total investment securities	8,195	85,630	4.16	7,943	82,223	4.16	7,516	76,390	4.09

Total earning assets	45,874	587,598	5.10	44,923	565,090	5.06	43,444	550,362	5.10

Allowance for credit losses	(629)			(624)			(620)
Cash and due from banks	1,627			1,633			1,610
Other assets	5,298			5,319			5,481

Total assets	$52,170			51,251			49,915

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$349	242	.28	368	279	.30	1,114	994	.36
Savings deposits	15,432	22,037	.57	15,667	22,074	.57	14,755	22,921	.62
Time deposits	7,265	40,121	2.20	6,842	36,242	2.13	6,591	36,389	2.22
Deposits at foreign office	3,334	11,940	1.42	2,829	6,945	.99	2,833	6,882	.98

Total interest-bearing deposits	26,380	74,340	1.12	25,706	65,540	1.03	25,293	67,186	1.07

Short-term borrowings	5,281	19,338	1.46	5,141	13,097	1.02	4,771	12,058	1.02
Long-term borrowings	5,789	50,093	3.44	5,869	48,168	3.30	5,566	47,585	3.44

Total interest-bearing liabilities	37,450	143,771	1.53	36,716	126,805	1.39	35,630	126,829	1.43

Noninterest-bearing deposits	8,189			7,996			7,563
Other liabilities	834			885			990

Total liabilities	46,473			45,597			44,183

Stockholders’ equity	5,697			5,654			5,732

Total liabilities and stockholders’ equity	$52,170			51,251			49,915

Net interest spread			3.57			3.67			3.67
Contribution of interest-free funds			.28			.25			.25

Net interest income/margin on earning assets		$443,827	3.85%		438,285	3.92%		423,533	3.92%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.	(continued)

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2003 Fourth Quarter			2003 Third Quarter
	Average		Average	Average		Average
Average Balance in Millions; Interest in Thousands	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$9,202	$92,880	4.04%	9,514	97,290	4.06%
Real estate — commercial	12,344	180,692	5.86	12,165	181,060	5.95
Real estate — consumer	3,758	56,976	6.06	4,303	64,439	5.99
Consumer	11,057	161,492	5.79	10,971	163,037	5.90

Total loans and leases, net	36,361	492,040	5.37	36,953	505,826	5.43

Money-market assets
Interest-bearing deposits at banks	15	15	.42	14	77	2.24
Federal funds sold and agreements to resell securities	19	60	1.28	9	25	1.15
Trading account	65	174	1.07	72	197	1.09

Total money-market assets	99	249	1.00	95	299	1.25

Investment securities**
U.S. Treasury and federal agencies	3,079	29,541	3.81	3,086	29,790	3.83
Obligations of states and political subdivisions	239	3,801	6.35	262	4,045	6.18
Other	2,894	29,042	3.98	2,489	28,359	4.52

Total investment securities	6,212	62,384	3.98	5,837	62,194	4.23

Total earning assets	42,672	554,673	5.16	42,885	568,319	5.26

Allowance for credit losses	(627)			(618)
Cash and due from banks	1,675			1,979
Other assets	5,403			5,778

Total assets	$49,123			50,024

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$1,160	956	.33	1,227	1,044	.34
Savings deposits	14,674	25,768	.70	14,320	25,154	.70
Time deposits	6,440	37,139	2.29	6,739	39,625	2.33
Deposits at foreign office	2,378	5,783	.96	1,340	3,203	.95

Total interest-bearing deposits	24,652	69,646	1.12	23,626	69,026	1.16

Short-term borrowings	4,162	10,676	1.02	4,870	12,655	1.03
Long-term borrowings	5,922	48,851	3.27	6,595	51,858	3.12

Total interest-bearing liabilities	34,736	129,173	1.48	35,091	133,539	1.51

Noninterest-bearing deposits	7,705			8,328
Other liabilities	1,057			1,144

Total liabilities	43,498			44,563

Stockholders’ equity	5,625			5,461

Total liabilities and stockholders’ equity	$49,123			50,024

Net interest spread			3.68			3.75
Contribution of interest-free funds			.28			.27

Net interest income/margin on earning assets		$425,500	3.96%		434,780	4.02%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board, President and Chief Executive Officer, and Michael P. Pinto, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of September 30, 2004.

(b)	Changes in internal controls. M&T continually assesses the adequacy of its internal controls over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended September 30, 2004 or through the date of this Quarterly Report on Form 10-Q have materially affected, or are reasonably likely to materially affect, M&T’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a)  –  (b) Not applicable

     (c)

Issuer Purchases of Equity Securities
(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs(2)
July 1 – July 31, 2004	389,101	$91.12	360,800	2,390,300
August 1 – August 31, 2004	550,114	95.10	550,000	1,840,300
September 1 – September 30, 2004	525,000	95.49	525,000	1,315,300

Total	1,464,215	$94.18	1,435,800

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	On February 18, 2004, M&T announced a program to purchase up to 5 million of its common shares.

Item 3. Defaults Upon Senior Securities.

     (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

     (None)

Item 5. Other Information.

     (None)

Item 6. Exhibits.

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

M&T BANK CORPORATION

Date: November 5, 2004	By:	/s/ Michael P. Pinto

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