Form 10-K
period 2004-12-31
M&T BANK CORP
filed 2005-02-25
CIK 36270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
M&T Bank Corporation
(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑     No ☐
      Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2004: $6,631,579,067.
      Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on January 31, 2005: 115,075,435 shares.

Documents Incorporated By Reference:

(1)	Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION
Form 10-K
For the year ended December 31, 2004
CROSS-REFERENCE SHEET

			Form 10-K
			Page

PART I
Item 1. Business			5
Statistical disclosure pursuant to Guide 3
I.	Distribution of assets, liabilities, and stockholders’ equity; interest rates and interest differential
	A.	Average balance sheets	37
	B.	Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest-bearing liabilities	37
	C.	Rate/volume variances	24
II.	Investment portfolio
	A.	Year-end balances	22
	B.	Maturity schedule and weighted average yield	63
	C.	Aggregate carrying value of securities that exceed ten percent of stockholders’ equity	91
III.	Loan portfolio
	A.	Year-end balances	22, 94
	B.	Maturities and sensitivities to changes in interest rates	61
	C.	Risk elements
		Nonaccrual, past due and renegotiated loans	49
		Actual and pro forma interest on certain loans	94-95
		Nonaccrual policy	85
		Loan concentrations	54
IV.	Summary of loan loss experience
	A.	Analysis of the allowance for loan losses	48
		Factors influencing management’s judgment concerning the adequacy of the allowance and provision	47-54, 85
	B.	Allocation of the allowance for loan losses	53
V.	Deposits
	A.	Average balances and rates	37
	B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	64
VI.	Return on equity and assets		24, 31, 67
VII.	Short-term borrowings		100-101
Item 2. Properties			25, 97
Item 3. Legal Proceedings			25
Item 4. Submission of Matters to a Vote of Security Holders			25
		Executive Officers of the Registrant	25-27

			Form 10-K Page

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters		27-28
	A.	Principal market	27
		Market prices	70
	B.	Approximate number of holders at year-end	22
	C.	Frequency and amount of dividends declared	23-24, 70, 83
	D.	Restrictions on dividends	7, 16, 18, 131-132
	E.	Repurchases of common stock	27-28, 67-68
Item 6.	Selected Financial Data		28
	A.	Selected consolidated year-end balances	22
	B.	Consolidated earnings, etc.	23-24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		28-75
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		59-67, 76
Item 8.	Financial Statements and Supplementary Data		76
	A.	Report on Internal Control Over Financial Reporting	77
	B.	Report of Independent Registered Public Accounting Firm	78-79
	C.	Consolidated Balance Sheet — December 31, 2004 and 2003	80
	D.	Consolidated Statement of Income — Years ended December 31, 2004, 2003 and 2002	81
	E.	Consolidated Statement of Cash Flows — Years ended December 31, 2004, 2003 and 2002	82
	F.	Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2004, 2003 and 2002	83
	G.	Notes to Financial Statements	84-135
	H.	Quarterly Trends	70
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		136
Item 9A.	Controls and Procedures		136
	A.	Conclusions of principal executive officer and principal financial officer regarding disclosure controls and procedures	136
	B.	Management’s annual report on internal control over financial reporting	136
	C.	Attestation report of the registered public accounting firm	136
	D.	Changes in internal control over financial reporting	136
Item 9B.	Other Information		136

PART III
Item 10.	Directors and Executive Officers of the Registrant	136
Item 11.	Executive Compensation	137
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	137
Item 13.	Certain Relationships and Related Transactions	137
Item 14.	Principal Accountant Fees and Services	137
PART IV
Item 15.	Exhibits and Financial Statement Schedules	137
SIGNATURES		138-140
EXHIBIT INDEX		141-146

PART I

Item 1.	Business.
      M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2004 the Company had consolidated total assets of $52.9 billion, deposits of $35.4 billion and stockholders’ equity of $5.7 billion. The Company had 11,785 full-time and 1,586 part-time employees as of December 31, 2004.
      At December 31, 2004, the Registrant had two wholly owned bank subsidiaries: M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”). The banks collectively offer a wide range of commercial banking, trust and investment services to their customers. At December 31, 2004, M&T Bank represented 99% of consolidated assets of the Company.
      The Company from time to time considers acquiring banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses within markets currently served by the Company or in other locations that would complement the Company’s business or its geographic reach. The Company has pursued acquisition opportunities in the past, continues to review different opportunities, including the possibility of major acquisitions, and intends to continue this practice.
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
      Under the terms of the Agreement and Plan of Reorganization dated September 26, 2002 by and among AIB, Allfirst and M&T (the “Reorganization Agreement”), M&T combined with Allfirst through the acquisition of all of the issued and outstanding Allfirst stock in exchange for 26,700,000 shares of M&T common stock and $886,107,000 in cash paid to AIB. Immediately thereafter, Allfirst merged with and into M&T, with M&T being the surviving company. Allfirst Bank merged with and into M&T Bank, with M&T Bank being the surviving bank. The combined company had branches in six states and the District of Columbia.
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
Board of Directors; Management
      At December 31, 2004, AIB held approximately 23.2% of the issued and outstanding shares of M&T common stock. In defining their relationship after the acquisition, M&T and AIB negotiated certain agreements regarding share ownership and corporate governance issues such as board representation, with the number of AIB’s representatives on the M&T and M&T Bank boards of directors being dependent upon the amount of M&T common stock held by AIB. M&T has the right to one seat on the AIB board of directors until AIB no longer holds at least 15% of the outstanding shares of M&T common stock. Pursuant to the Reorganization Agreement, AIB has the right to name four members to serve on the Boards of Directors of M&T and M&T Bank, each of whom must be reasonably acceptable to M&T (collectively, the “AIB Designees”). Further, one of the AIB Designees will serve on each of the Executive Committee, Nomination, Compensation and Governance Committee, and Audit Committee (or any committee or committees performing comparable functions) of the M&T board of directors. In order to serve, the AIB Designees must meet the requisite independence and expertise requirements prescribed under applicable law or stock exchange rules. In addition, the Reorganization Agreement provides that the board of directors of M&T Bank will include four members designated by AIB, each of whom must be reasonably acceptable to M&T.
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
      The AIB Designees at December 31, 2004 were Michael D. Buckley, Derek C. Hathaway, Gary Kennedy and Eugene J. Sheehy. Mr. Buckley serves as a member of the Executive Committee and the

Nomination, Compensation and Governance Committee, and Mr. Hathaway serves as a member of the Audit Committee. Robert G. Wilmers, Chairman of the Board, President and Chief Executive Officer of M&T, is a member of the AIB board of directors.
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
      The Reorganization Agreement also provides that, during this period, AIB will not seek to control or influence the management, the board of directors or policies of M&T, including through communications with shareholders of M&T or otherwise, except through non-public communications with the directors of M&T, including the AIB Designees.
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
Other Acquisitions
      In addition to the acquisition of Allfirst, the Company has experienced significant growth through other recent acquisitions. The following table summarizes the loans, deposits and branches acquired in acquisition transactions over the five-year period ending December 31, 2004:

			Number of
	Loans	Deposits	Branches

	(In millions)
Keystone Financial, Inc.	$4,847	5,183	187
Premier National Bancorp, Inc.	994	1,389	34
Allfirst Financial Inc.	10,265	10,936	269

Subsidiaries
      M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2004, M&T Bank had 662 banking offices located throughout New York State, Pennsylvania, Maryland, Delaware, Virginia, West Virginia and the District of Columbia, plus a branch in George Town, Cayman Islands. As of December 31, 2004, M&T Bank had consolidated total assets of $52.4 billion, deposits of $35.3 billion and stockholder’s equity of $6.2 billion. The deposit liabilities of M&T Bank are insured by the FDIC through either its Bank Insurance Fund (“BIF”) or its Savings Association Insurance Fund (“SAIF”). Of M&T Bank’s $31.8 billion in assessable deposits at December 31, 2004, 89% were assessed as BIF-insured deposits and the remainder as SAIF-insured deposits. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, northern Virginia and Washington, D.C., and on small and medium-size businesses based in those areas. In addition, the Company conducts lending activities in other states through various subsidiaries. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.
      M&T Bank, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the BIF. The main office of M&T Bank, N.A. is located at 48 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, primarily through direct mail and telephone marketing techniques. M&T Bank, N.A. is also a licensed insurance agency, and offered insurance products primarily through the banking offices of M&T Bank until August 1, 2004, when the business was transferred to M&T Securities, Inc., a wholly owned subsidiary of M&T Bank. As of December 31, 2004, M&T Bank, N.A. had total assets of $367 million, deposits of $240 million and stockholder’s equity of $83 million.
      M&T Life Insurance Company (“M&T Life Insurance”), a wholly owned subsidiary of M&T, was incorporated as an Arizona business corporation in January 1984. M&T Life Insurance is a captive credit reinsurer which reinsures credit life and accident and health insurance purchased by the Company’s consumer loan customers. As of December 31, 2004, M&T Life Insurance had assets of $35 million and stockholders’ equity of $26 million. M&T Life Insurance recorded revenues of $3 million during 2004. Headquarters of M&T Life Insurance are located at 101 North First Avenue, Phoenix, Arizona 85003.
      M&T Credit Services, LLC (“M&T Credit”), a wholly owned subsidiary of M&T Bank, is a New York limited liability company formed in June 2004. Effective September 29, 2004, M&T Credit Corporation, a wholly owned subsidiary of M&T Bank, was merged with and into M&T Credit. M&T Credit is a credit and leasing company offering consumer loans and commercial loans and leases. Its headquarters are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203, with offices in Delaware, Massachusetts and Pennsylvania. As of December 31, 2004, M&T Credit had assets of $4.3 billion and stockholder’s equity of $384 million. M&T Credit and M&T Credit Corporation recorded $204 million of combined revenue during 2004.
      M&T Investment Company of Delaware, Inc. (“M&T Investment”), is an indirect subsidiary of M&T Bank and a wholly owned subsidiary of M&T Investment Company, Inc. M&T Investment is a Delaware investment company that was formed on November 17, 2004 and shortly thereafter received substantially all of the net assets of M&T Investment Company, Inc. As a result of that transfer, M&T Investment owns all of the outstanding common stock and 88.0% of the preferred stock of M&T Real Estate Trust. As of December 31, 2004, M&T Investment had assets and stockholder’s equity of approximately $11.4 billion. Excluding dividends from M&T Real Estate Trust, M&T Investment and M&T Investment Company, Inc., recorded $10 million of combined revenue in 2004. The headquarters of M&T Investment are located at 501 Silverside Road, Wilmington, Delaware 19809. M&T Investment Company, Inc. is a wholly owned subsidiary of M&T Bank that was incorporated as a New Jersey business corporation. M&T Investment Company, Inc. owns 100% of the common stock of M&T Investment. Except for that investment holding, M&T Investment Company, Inc. is largely inactive.
      M&T Lease, LLC (“M&T Lease”), a wholly owned subsidiary of M&T Bank, is a Delaware limited liability company formed in June 2004. Effective September 1, 2004, Highland Lease Corporation, a wholly owned subsidiary of M&T Bank, was merged with and into M&T Lease. M&T Lease is a consumer leasing company with headquarters at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2004, M&T Lease had assets of $231 million and stockholder’s equity of $37 million. M&T Lease and Highland Lease Corporation recorded $25 million of combined revenue during 2004.
      M&T Mortgage Corporation (“M&T Mortgage”), a wholly owned mortgage banking subsidiary of M&T Bank, was incorporated as a New York business corporation in November 1991. M&T Mortgage’s principal activities are comprised of the origination of residential mortgage loans and providing residential mortgage loan servicing to M&T Bank, M&T Bank, N.A. and others. M&T Mortgage operates throughout New York State, Maryland and Pennsylvania, and also maintains branch offices in Arizona, California, Colorado, Idaho, Nevada, New Jersey, Ohio, Oregon, Utah, Virginia and Washington. M&T Mortgage had assets of $1.9 billion and stockholder’s equity of $307 million as of December 31, 2004, and recorded approximately $195 million of revenue during 2004. Residential mortgage loans serviced by M&T Mortgage for non-affiliates totaled $14.9 billion at December 31, 2004. The headquarters of M&T Mortgage are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.
      M&T Mortgage Reinsurance Company, Inc. (“M&T Reinsurance”), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with M&T Mortgage-related mortgage loans. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer’s risk of borrower default. M&T Reinsurance had assets of approximately $13 million and stockholder’s equity of approximately $12 million as of December 31, 2004, and recorded approximately $3 million of revenue during 2004. M&T Reinsurance’s principal and registered office is at 148 College Street, Burlington, Vermont 05401.
      M&T Real Estate Trust (“M&T Real Estate”) is a Maryland Real Estate Investment Trust and is a subsidiary of M&T Investment. M&T Real Estate was formed through the merger of two separate subsidiaries, but traces its origin to M&T Real Estate, Inc., a New York business corporation incorporated in July 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank and others. As of December 31, 2004, M&T Real Estate had assets of $10.9 billion, common stockholders’ equity of $10.7 billion, and preferred stockholders’ equity, consisting of 9% fixed-rate preferred stock (par value $1,000), of $1 million. All of the outstanding common stock and 88.0% of the preferred stock of M&T Real Estate is owned by M&T Investment. The remaining 12.0% of M&T Real Estate’s outstanding preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $599 million of revenue in 2004. Commercial mortgage loans serviced for non-affiliates by M&T Real Estate totaled $850 million at December 31, 2004. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.
      M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multi-family commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2004 M&T Realty Capital serviced $3.2 billion of commercial mortgage loans for non-affiliates and had assets of $100 million and stockholder’s equity of $21 million. M&T Realty Capital recorded revenues of $24 million in 2004. The headquarters of M&T Realty Capital are located at 25 South Charles Street, Baltimore, Maryland 21202.
      M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended. M&T Securities is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2004, M&T Securities had assets of $32 million and stockholder’s equity of $24 million. M&T Securities recorded $73 million of revenue during 2004. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.
      Matthews, Bartlett & Dedecker, Inc. (“MBD”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. MBD provides insurance agency services principally to the commercial market. As of December 31, 2004, MBD had assets of $20 million and stockholder’s equity of $8 million. MBD recorded revenues of $9 million during 2004. The headquarters of MBD are located at 334 Delaware Avenue, Buffalo, New York 14202.
      M&T Auto Receivables I, LLC (“M&T Auto Receivables”), a wholly owned subsidiary of M&T Bank, was formed as a Delaware limited liability company in May 2002. M&T Auto Receivables is a special purpose entity whose activities are generally restricted to purchasing and owning automobile loans for the purpose of securing a revolving asset-backed structured borrowing with an unaffiliated conduit lender. M&T Auto Receivables had assets of $565 million and stockholder’s equity of $64 million as of December 31, 2004, and recorded approximately $38 million of revenue during 2004. M&T Auto Receivables’ registered office is at 1209 Orange Street, Wilmington, Delaware 19801.
      MTB Investment Advisors, Inc. (“MTB Investment Advisors”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation on June 30, 1995. MTB Investment Advisors serves as investment advisor to the MTB Group of Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2004, MTB Investment Advisors had assets of $25 million and stockholder’s equity of $20 million. MTB Investment Advisors recorded revenues of $40 million in 2004. The headquarters of MTB Investment Advisors are located at 100 East Pratt Street, Baltimore, Maryland 21202.
      The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and stockholders’ equity at December 31, 2004.
Segment Information, Principal Products/ Services and Foreign Operations
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
      In order to engage in these financial activities, a bank holding company must qualify and register with the Federal Reserve Board as a “financial holding company” by demonstrating that each of its bank subsidiaries is “well capitalized,” “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (“CRA”). M&T currently satisfies the qualifications for registering as a financial holding company, but has not elected to do so to date. For as long as AIB owns at least 15% of M&T’s outstanding common stock, M&T may not become a financial holding company without the approval of the Executive Committee of the M&T board of directors, which must also include the affirmative approval of the AIB Designee on such committee, as described above under the caption “Amendments to M&T’s Bylaws.”
      The financial activities authorized by Gramm-Leach may also be engaged in by a “financial subsidiary” of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for these financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. M&T Bank and M&T Bank, N.A. currently satisfy the qualifications for engaging in financial activities through financial subsidiaries, but neither has elected to do so to date. Gramm-Leach also establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities, and state insurance regulators will regulate their insurance activities. Rules developed by the federal financial institutions regulators under Gramm-Leach require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent the disclosure of certain personal information to nonaffiliated third parties. The foregoing discussion is qualified in its entirety by reference to the statutory provisions of Gramm-Leach and the implementing regulations which have been adopted by various government agencies pursuant to Gramm-Leach.

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
      Bank holding companies and their subsidiary banks are also subject to the provisions of the CRA. Under the terms of the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. During these examinations, the Federal Reserve Board (or other appropriate bank regulatory agency) rates such bank’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The failure of a bank to receive at least a “Satisfactory” rating could inhibit such bank or its bank holding company from undertaking certain activities, including acquisitions of other financial institutions or opening or relocating a branch office, as further discussed below. M&T Bank has a CRA rating of “Outstanding” and M&T Bank, N.A. has a CRA rating of “Satisfactory.” Furthermore, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally-regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. The Banking Law contains provisions similar to the CRA which are applicable to New York-chartered banks. M&T Bank has a CRA rating of “Outstanding” as determined by the New York State Banking Department.
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
Dividends from Bank Subsidiaries
      The Registrant is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Registrant’s revenue is from dividends paid to the Registrant by its subsidiary banks. M&T Bank and M&T Bank, N.A. are subject, under one or more of the banking laws, to restrictions on the amount and frequency (no more often than quarterly) of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 22 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” and to other statutory powers of bank regulatory agencies.
      An insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards discussed herein.

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
      The Federal Reserve Board, the FDIC and the OCC have also imposed a leverage standard to supplement their risk-based ratios. This leverage standard focuses on a banking institution’s ratio of Tier 1 capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4% to 5%. As reflected in the table in note 22 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” the risk-based capital ratios and leverage ratios of the Registrant, M&T Bank and M&T Bank, N.A. as of December 31, 2004 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.
      The federal banking agencies, including the Federal Reserve Board and the OCC, maintain risk-based capital standards in order to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, the risk of nontraditional activities and equity investments in nonfinancial companies, as well as reflect the actual performance and expected risk of loss on certain multifamily housing loans. Bank regulators periodically propose amendments to the risk-based capital guidelines and related regulatory framework, and consider changes to the risk-based capital standards that could significantly increase the amount of capital needed to meet the requirements for the capital tiers described below. While the Company’s management studies such proposals, the timing of adoption, ultimate form and effect of any such proposed amendments on M&T’s capital requirements and operations cannot be predicted.
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
      Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank holding company or bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank holding company or bank is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3%

in the case of a bank with a composite CAMELS rating of 1); (B) “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The Federal Reserve Board may reclassify a “well capitalized” bank holding company or bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. M&T, M&T Bank and M&T Bank, N.A. currently meet the definition of “well capitalized” institutions.
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
      Depository institutions that are not “well capitalized” or “adequately capitalized” and have not received a waiver from the FDIC are prohibited from accepting or renewing brokered deposits. As of December 31, 2004, M&T Bank and M&T Bank, N.A. had approximately $2.0 billion and $177 thousand of brokered deposits, respectively.
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
      The FDIC has implemented a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on the institution’s capital classification under the prompt corrective action provisions described above, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The adjusted assessment rates for both BIF-insured and SAIF-insured institutions under the current system range from .00% to .27% depending upon the assessment category into which the insured institution is placed. Neither of the Company’s bank subsidiaries paid regular insurance assessments to the FDIC in 2004. However, the FDIC retains the ability to increase regular BIF and SAIF assessments and to levy special additional assessments.
      In addition to deposit insurance fund assessments, beginning in 1997 the FDIC assessed BIF-assessable and SAIF-assessable deposits to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annualized rates established by the FDIC for both BIF-assessable and SAIF-assessable deposits are 1.44 basis points (hundredths of one percent).
      Any significant increases in assessment rates or additional special assessments by the FDIC could have an adverse impact on the results of operations and capital of M&T Bank or M&T Bank, N.A.
Consumer Protection Laws
      In connection with their respective lending and leasing activities, M&T Bank, certain of its subsidiaries, and M&T Bank, N.A. are each subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.
      In addition, federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.
Sarbanes-Oxley Act of 2002
      The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as M&T. Specifically, the Sarbanes-Oxley Act of 2002 and the various regulations promulgated thereunder, established, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the reporting company’s securities by the Chief Executive Officer and Chief Financial Officer in the twelve-month period following the initial publication of any financial statements that later require restatement; (iv) the creation of an independent accounting oversight board; (v) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (vi) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (vii) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; and (viii) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.
USA Patriot Act
      The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) imposes additional obligations on U.S. financial institutions, including banks and broker dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions. The Registrant and its impacted subsidiaries have approved policies and procedures that are believed to be compliant with the USA Patriot Act.
Regulatory Impact of Allfirst Acquisition
      As described above under the caption “Acquisition of Allfirst Financial Inc.,” AIB initially acquired approximately 22.5% and currently owns approximately 23.2% of the issued and outstanding shares of M&T common stock and has representation on the M&T and M&T Bank boards of directors. As a result, AIB has become M&T’s bank holding company under the BHCA and the Banking Law and AIB’s relationship with M&T is subject to the statutes and regulations governing bank holding companies described above. Among other things, AIB will have to join M&T in applications by M&T for acquisitions and new activities. The Reorganization Agreement requires AIB to join in such applications at M&T’s request, subject to certain limitations. In addition, because AIB is regulated by the Central Bank of Ireland (the “CBI”), the CBI may assert jurisdiction over M&T as a company controlled by AIB. Additional discussion of the regulatory implications of the Allfirst acquisition for M&T is set forth above under the caption “Certain Post-Closing Bank Regulatory Matters.”
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

Competition
      The Company competes in offering commercial and personal financial services with other banking institutions and with firms in a number of other industries, such as thrift institutions, credit unions, personal loan companies, sales finance companies, leasing companies, securities firms and insurance companies. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis. The Company’s operations are significantly impacted by state and federal regulations applicable to the banking industry. Moreover, the provisions of Gramm-Leach have allowed for increased competition among diversified financial services providers, and the Interstate Banking Act and the Banking Law may be considered to have eased entry into New York State by out-of-state banking institutions. As a result, the number of financial services providers and banking institutions with which the Company competes may grow in the future.
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
Other Information
      Through a link on the Investor Relations section of M&T’s website at www.mandtbank.com, copies of M&T’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. Copies of such reports and other information are also available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 12th Floor, Buffalo, NY 14203-2399, (716) 842-5445.
Corporate Governance
      M&T’s Corporate Governance Standards and the following corporate governance documents are also available on M&T’s website: Disclosure Policy; Executive Committee Charter; Nomination, Compensation and Governance Committee Charter; Audit Committee Charter; Financial Reporting and Disclosure Controls and Procedures Policy; Code of Ethics for CEO and Senior Financial Officers; Code of Business Conduct and Ethics; and Employee Complaint Procedures for Accounting and Auditing Matters. Copies of such governance documents are also available, free of charge, to any person who requests them. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 12th Floor, Buffalo, NY 14203-2399, (716) 842-5445.
Statistical Disclosure Pursuant to Guide 3
      See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K. Additional information is included in the following tables.

Table 1
SELECTED CONSOLIDATED YEAR-END BALANCES

	2004	2003	2002	2001	2000

	(In thousands)
Money-market assets
Interest-bearing deposits at banks	$10,242	$13,194	$7,856	$4,341	$3,102
Federal funds sold and resell agreements	29,176	22,288	320,359	41,086	17,261
Trading account	159,946	214,833	51,628	38,929	37,431

Total money-market assets	199,364	250,315	379,843	84,356	57,794
Investment securities
U.S. Treasury and federal agencies	3,965,110	3,398,547	1,209,180	1,448,397	1,984,347
Obligations of states and political subdivisions	204,792	249,193	256,023	306,768	249,425
Other	4,304,717	3,611,410	2,489,947	1,268,972	1,076,081

Total investment securities	8,474,619	7,259,150	3,955,150	3,024,137	3,309,853
Loans and leases
Commercial, financial, leasing, etc.	10,169,695	9,406,399	5,399,738	5,205,834	5,171,959
Real estate — construction	1,797,106	1,537,880	1,001,553	1,034,362	900,170
Real estate — mortgage	15,538,227	13,932,731	12,010,464	12,929,102	11,732,168
Consumer	11,139,594	11,160,588	7,525,187	6,226,170	5,166,017

Total loans and leases	38,644,622	36,037,598	25,936,942	25,395,468	22,970,314
Unearned discount	(246,145)	(265,163)	(209,158)	(207,708)	(227,500)
Allowance for credit losses	(626,864)	(614,058)	(436,472)	(425,008)	(374,703)

Loans and leases, net	37,771,613	35,158,377	25,291,312	24,762,752	22,368,111
Goodwill	2,904,081	2,904,081	1,097,553	1,097,553	1,000,837
Core deposit and other intangible assets	165,507	240,830	118,790	170,273	198,570
Real estate and other assets owned	12,504	19,629	17,380	16,387	13,619
Total assets	52,938,721	49,826,081	33,201,181	31,469,185	28,963,784

Noninterest-bearing deposits	8,417,365	8,411,296	4,072,085	3,704,004	3,344,913
NOW accounts	828,999	1,738,427	1,029,060	930,400	873,472
Savings deposits	14,721,663	14,118,521	9,156,678	7,980,065	6,105,689
Time deposits	7,228,514	6,637,249	6,246,384	8,188,036	9,664,088
Deposits at foreign office	4,232,932	2,209,451	1,160,716	777,895	244,511

Total deposits	35,429,473	33,114,944	21,664,923	21,580,400	20,232,673
Short-term borrowings	4,703,664	4,442,246	3,429,414	3,045,830	2,072,824
Long-term borrowings	6,348,559	5,535,425	4,497,374	3,461,769	3,414,516
Total liabilities	47,209,107	44,108,871	29,992,702	28,510,745	26,248,971

Stockholders’ equity	5,729,614	5,717,210	3,208,479	2,958,440	2,714,813
STOCKHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2004	2003	2002	2001	2000

Stockholders	10,857	11,258	11,587	12,565	11,936
Employees	13,371	14,000	9,197	9,291	8,736
Offices	713	735	493	513	488

Table 2
CONSOLIDATED EARNINGS

	2004	2003	2002	2001	2000

	(In thousands)
Interest income
Loans and leases, including fees	$1,974,469	$1,897,701	$1,670,412	$1,892,507	$1,579,701
Money-market assets
Deposits at banks	65	147	76	116	308
Federal funds sold and resell agreements	134	1,875	4,455	2,027	12,891
Trading account	375	592	202	348	1,009
Investment securities
Fully taxable	309,141	210,968	148,221	182,767	165,811
Exempt from federal taxes	14,548	15,282	18,733	24,120	13,064

Total interest income	2,298,732	2,126,565	1,842,099	2,101,885	1,772,784

Interest expense
NOW accounts	1,802	3,613	3,900	8,548	7,487
Savings deposits	92,064	102,190	107,281	134,454	132,225
Time deposits	154,722	159,700	237,001	453,940	445,666
Deposits at foreign office	43,034	14,991	8,460	11,264	14,915
Short-term borrowings	71,172	49,064	52,723	124,810	172,466
Long-term borrowings	201,366	198,252	185,149	210,581	145,838

Total interest expense	564,160	527,810	594,514	943,597	918,597

Net interest income	1,734,572	1,598,755	1,247,585	1,158,288	854,187
Provision for credit losses	95,000	131,000	122,000	103,500	38,000

Net interest income after provision for credit losses	1,639,572	1,467,755	1,125,585	1,054,788	816,187

Other income
Mortgage banking revenues	124,353	149,105	116,408	102,699	63,168
Service charges on deposit accounts	366,301	309,749	167,531	144,302	92,544
Trust income	136,296	114,620	60,030	64,395	45,165
Brokerage services income	53,740	51,184	43,261	39,349	32,795
Trading account and foreign exchange gains	19,435	15,989	2,860	4,462	2,351
Gain (loss) on sales of bank investment securities	2,874	2,487	(608)	1,873	(3,078)
Other revenues from operations	239,970	187,961	122,449	120,346	91,727

Total other income	942,969	831,095	511,931	477,426	324,672

Other expense
Salaries and employee benefits	806,552	740,324	496,990	467,194	353,312
Equipment and net occupancy	179,595	170,623	107,822	111,403	80,960
Printing, postage and supplies	34,476	36,985	25,378	25,512	20,138
Amortization of goodwill	—	—	—	61,820	35,760
Amortization of core deposit and other intangible assets	75,410	78,152	51,484	59,816	33,816
Other costs of operations	419,985	422,096	279,937	254,830	194,570

Total other expense	1,516,018	1,448,180	961,611	980,575	718,556

Income before income taxes	1,066,523	850,670	675,905	551,639	422,303
Income taxes	344,002	276,728	219,153	198,551	154,109

Net income	$722,521	$573,942	$456,752	$353,088	$268,194

Dividends declared — Common	$187,669	$135,423	$96,858	$95,872	$51,987

Table 3
COMMON SHAREHOLDER DATA

	2004	2003	2002	2001	2000

Per share
Net income
Basic	$6.14	$5.08	$4.94	$3.69	$3.33
Diluted	6.00	4.95	4.78	3.58	3.24
Cash dividends declared	1.60	1.20	1.05	1.00	.625
Stockholders’ equity at year-end	49.68	47.55	34.82	31.54	29.09
Tangible stockholders’ equity at year-end	23.62	21.97	22.04	18.54	16.89
Dividend payout ratio	26.00%	23.62%	21.24%	27.19%	19.40%
Table 4
CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2004 Compared with 2003			2003 Compared with 2002

		Resulting from			Resulting from
		Changes in:			Changes in:
	Total			Total
	Change	Volume	Rate	Change	Volume	Rate

	(Increase (decrease) in thousands)
Interest income
Loans and leases, including fees	$78,758	172,755	(93,997)	$229,543	499,739	(270,196)
Money-market assets
Deposits at banks	(82)	(15)	(67)	71	91	(20)
Federal funds sold and agreements to resell securities	(1,741)	(2,118)	377	(2,580)	(1,764)	(816)
Trading account	(229)	(23)	(206)	400	518	(118)
Investment securities
U.S. Treasury and federal agencies	52,744	60,442	(7,698)	24,797	60,881	(36,084)
Obligations of states and political subdivisions	(810)	(2,230)	1,420	(2,001)	(1,727)	(274)
Other	44,544	48,932	(4,388)	36,500	43,166	(6,666)

Total interest income	$173,184			$286,730

Interest expense
Interest-bearing deposits
NOW accounts	$(1,811)	(1,611)	(200)	$(287)	1,123	(1,410)
Savings deposits	(10,126)	14,311	(24,437)	(5,091)	42,013	(47,104)
Time deposits	(4,978)	7,281	(12,259)	(77,301)	(22,736)	(54,565)
Deposits at foreign office	28,043	22,081	5,962	6,531	9,725	(3,194)
Short-term borrowings	22,108	10,137	11,971	(3,659)	16,850	(20,509)
Long-term borrowings	3,114	(6,268)	9,382	13,103	69,234	(56,131)

Total interest expense	$36,350			$(66,704)

(a)	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 2.	Properties.
      Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 278,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 78% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2004, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $6.7 million.
      In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 365,000 rentable square feet of space at a cost of approximately $12 million. Approximately 89% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2004, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $12.3 million.
      M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 213,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $17.7 million at December 31, 2004.
      M&T Bank also owns a facility in Syracuse, New York with approximately 151,000 rentable square feet of space. Approximately 43% of this facility is occupied by M&T Bank, with the remainder leased to non-affiliated tenants. At December 31, 2004, the cost of this building, net of accumulated depreciation, was $7.0 million.
      M&T Bank also owns facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 213,000 and 320,000 rentable square feet of space, respectively. M&T Bank occupies approximately 40% and 89% of these respective facilities, with the remainder leased to non-affiliated tenants. At December 31, 2004, the cost of these buildings, net of accumulated depreciation, was $13.4 million and $8.2 million, respectively.
      No other properties owned by M&T Bank have more than 100,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” Of the 663 domestic banking offices of the Registrant’s subsidiary banks at December 31, 2004, 285 are owned in fee and 378 are leased.

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
      No matters were submitted to a vote of M&T’s security holders during the fourth quarter of 2004.
Executive Officers of the Registrant
      Information concerning the Registrant’s executive officers is presented below as of February 15, 2005. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each corporation noted below, officers’ terms run until the first meeting of the board of directors after such corporation’s annual meeting, which in the case of the

Registrant takes place immediately following the Annual Meeting of Stockholders, and until their successors are elected and qualified.
      Robert G. Wilmers, age 70, is chairman of the board (2000), president (1988), chief executive officer (1983) and a director (1982) of the Registrant. From April 1998 until July 2000, he served as president and chief executive officer of the Registrant. He is chief executive officer (1983) and a director (1982) of M&T Bank, and served as chairman of the board of M&T Bank from March 1983 to July 2003 and as president of M&T Bank from March 1984 to June 1996. Mr. Wilmers is chairman of the board and a director of M&T Bank, N.A.(1995).
      Robert J. Bojdak, age 49, is an executive vice president and chief credit officer (2004) of the Registrant and M&T Bank. From April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank. Previous to joining M&T Bank in 2002, Mr. Bojdak served in several senior management positions at KeyCorp., most recently as executive vice president and regional credit executive. He is an executive vice president and a director of M&T Bank, N.A. (2004) and M&T Credit (2004) and a director of M&T Lease (2004).
      Stephen J. Braunscheidel, age 48, is an executive vice president (2004) of the Registrant and M&T Bank, and is in charge of the Company’s Human Resources Division. Previously, he was a senior vice president in the M&T Investment Services Group, where he managed the Private Client Services and Employee Benefits departments. Mr. Braunscheidel has held a number of management positions with M&T Bank since 1978.
      Emerson L. Brumback, age 53, is an executive vice president (1997) and a director (2003) of the Registrant and president and chief operating officer and a director (2003) of M&T Bank. Previously, he was an executive vice president of M&T Bank (1997) and was in charge of the Company’s Retail Banking Division. Mr. Brumback is chairman of the board (1999) and a director (1997) of M&T Lease and an executive vice president (1998) and a director of M&T Bank, N.A.(1997). He is chairman of the board (1999) and a director (1997) of M&T Credit and a director of M&T Mortgage (1997) and M&T Securities (1997).
      Atwood Collins, III, age 58, is an executive vice president of the Registrant (1997) and M&T Bank (1996), and is the president and chief operating officer of M&T Bank’s Mid-Atlantic Division. Previously, he was president (2000) of the Hudson Valley Division of M&T Bank. Mr. Collins is a trustee of M&T Real Estate (1995) and a director of M&T Realty Capital (2003).
      Mark J. Czarnecki, age 49, is an executive vice president of the Registrant (1999) and M&T Bank (1997) and is in charge of the M&T Investment Group, which is comprised of M&T Securities, MBD and the Trust and Investment Services Division of M&T Bank. He is also in charge of the Company’s Retail Banking network which includes branches, automated teller machines, web-banking and telephone banking systems. Mr. Czarnecki is a director of M&T Securities (1999) and an executive vice president of M&T Bank, N.A. (1997). He is chairman of the board and a director of MBD (2000), M&T Life Insurance (2000) and MTB Investment Advisors (2003).
      Brian E. Hickey, age 52, is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is responsible for managing all of the non-retail segments in the Albany, Hudson Valley, Rochester, Syracuse and Southern Divisions of M&T Bank, and he also has responsibility for managing the Company’s middle market commercial banking, health care and government banking businesses.
      Adam C. Kugler, age 47, is an executive vice president and treasurer (1997) of the Registrant and M&T Bank, and is in charge of the Company’s Treasury Division. Mr. Kugler is chairman of the board and a director of M&T Investment Company, Inc. (1999) and M&T Investment (2004), a director of M&T Securities (1997) and M&T Realty Capital (2003), and is an executive vice president, treasurer and a director of M&T Bank, N.A. (1997).

      Kevin J. Pearson, age 43, is an executive vice president (2002) of the Registrant and M&T Bank. He is president of the New York City (2002) and Philadelphia (2000) Divisions of M&T Bank. Mr. Pearson is responsible for managing all of the non-retail segments in those respective Divisions of M&T Bank, as well as the Company’s commercial real estate business. He is an executive vice president of M&T Real Estate (2003) and a director of M&T Realty Capital (2003). Mr. Pearson served as senior vice president of the Registrant from 2000 to 2002.
      Michael P. Pinto, age 49, is an executive vice president, chief financial officer (1997) and a director (2003) of the Registrant. He is a vice chairman, director (2003) and chief financial officer (1996) of M&T Bank, and oversees the Company’s Finance Division, Technology and Banking Operations Division, Corporate Services Group, Treasury Division and General Counsel’s Office. Mr. Pinto is a director of M&T Mortgage (1996), M&T Investment Company, Inc. (1999) and M&T Investment (2004) and a trustee of M&T Real Estate (1996). He is an executive vice president and chief financial officer (1996) and a director (1998) of M&T Bank, N.A.
      Robert E. Sadler, Jr., age 59, is an executive vice president (1990) and a director (1999) of the Registrant and chairman of the board (2003) and a director (1996) of M&T Bank. From June 1996 to July 2003, he served as president of M&T Bank. Mr. Sadler is president, chief executive officer and a director of M&T Bank, N.A.(1995); chairman of the board and a director of M&T Mortgage (1991); chairman of the board and a director of M&T Securities (1994); chairman of the board, president and a trustee of M&T Real Estate (1995); and a director (2000) of MBD.
      Eugene J. Sheehy, age 50, is an executive vice president and a director (2003) of the Registrant and M&T Bank, and is the chairman and chief executive officer of M&T Bank’s Mid-Atlantic Division. Prior to April 1, 2003, Mr. Sheehy served as chief executive officer of AIB’s USA Division from March 14, 2002 and chairman of the board of Allfirst from April 30, 2002. Mr. Sheehy also served as president and chief executive officer of Allfirst Bank from July 31, 2002 through April 1, 2003. Prior to March 14, 2002, Mr. Sheehy was the managing director of AIB Bank Republic of Ireland.
      Michele D. Trolli, age 43, is an executive vice president (2005) of the Registrant and M&T Bank. She is chief information officer and is in charge of the Technology and Banking Operations Division of M&T Bank. Ms. Trolli served as senior director, global systems support, with Franklin Resources, Inc., a worldwide investment management company, from May 2000 through December 2004. Prior to that, Ms. Trolli was employed by KeyCorp from 1990 to 2000, where she served most recently as executive vice president/development director and was responsible for its technology development organization.
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
      During the fourth quarter of 2004, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.
      In November 2001, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. M&T completed that repurchase plan in February 2004. The common stock repurchased pursuant to such plan was purchased at an average cost of $82.11 per share. In February 2004, a new 5,000,000 share repurchase plan was authorized by M&T’s Board of Directors, and that plan was completed in December 2004. The common stock repurchased pursuant to that plan was purchased at an average cost of $93.68 per share. In December 2004, M&T announced another authorized 5,000,000 share repurchase plan, pursuant to which 152,900 shares were purchased in 2004 at an average per share cost of $106.95. In total, M&T repurchased 6,520,800 shares of its common stock during 2004 at an average cost per share of $93.59.
      During the fourth quarter of 2004, M&T purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares (or
			Purchased	Units) that
	(a)Total		as Part of	may yet be
	Number	(b)Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs(2)

October 1 - October 31, 2004	437,050	$98.05	408,000	907,300
November 1 - November 30, 2004	510,738	104.95	510,200	397,100
December 1 - December 31, 2004	551,029	105.71	550,000	4,847,100

Total	1,498,817	$103.22	1,468,200

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	On February 18, 2004, M&T announced a program to purchase up to 5 million shares of its common stock. This stock purchase program was completed in December 2004. On December 20, 2004, M&T announced another program to purchase up to 5 million additional shares of its common stock.

Item 6.	Selected Financial Data.
      See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Corporate Profile and Significant Developments
      M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $52.9 billion at December 31, 2004. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”).
      M&T Bank, with total assets of $52.4 billion at December 31, 2004, is a New York-chartered commercial bank with 662 banking offices in New York State, Pennsylvania, Maryland, Delaware, Virginia, West Virginia and the District of Columbia, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, northern Virginia and Washington, D.C., and on small and medium size businesses based in those areas. Certain lending activities are also conducted in other states through various subsidiaries. M&T Bank’s subsidiaries include: M&T Credit Services, LLC, a consumer lending and commercial leasing and lending company; M&T Mortgage Corporation, a residential mortgage banking company; M&T Real Estate Trust, a commercial mortgage lender; M&T Realty Capital Corporation, a multi-family commercial mortgage lender; M&T Securities, Inc., which provides brokerage, investment advisory and insurance services; MTB Investment Advisors, Inc., which serves as investment advisor to the MTB funds, a family of proprietary mutual funds, and other funds and institutional clients; M&T Lease, LLC, a consumer leasing company; and Matthews, Bartlett & Dedecker, Inc., an insurance agency.
      M&T Bank, N.A., with total assets of $367 million at December 31, 2004, is a national bank with an office in Oakfield, New York. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, largely through telephone and direct mail marketing techniques. Insurance products were offered by M&T Bank, N.A. through banking offices of M&T Bank until August 1, 2004, when that business was transferred to M&T Securities.
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
Table 1
ALLFIRST FINANCIAL INC. ACQUISITION

(In thousands)

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

      Merger-related expenses associated with the Allfirst acquisition incurred during the year ended December 31, 2003 totaled $60 million ($39 million after tax effect). Such expenses were for professional services and temporary help associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to Allfirst’s customers; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices. There were no similar merger-related expenses incurred during 2004. In accordance with generally accepted accounting principles (“GAAP”), included in the determination of goodwill associated with the

Allfirst merger were charges totaling $29 million, net of applicable income taxes ($48 million before tax effect), for severance costs for former Allfirst employees; investment banking and other professional fees; and termination of Allfirst contracts for various services. As of December 31, 2004, there were no significant amounts of unpaid merger-related expenses or charges included in the determination of goodwill.
Critical Accounting Estimates
      The Company’s significant accounting policies are described in note 1 of Notes to Financial Statements. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. Some of the more significant areas in which management of the Company applies critical assumptions and estimates include the following:

•	Allowance for credit losses — The allowance for credit losses represents the amount which, in management’s judgment, will be adequate to absorb credit losses inherent in the loan and lease portfolio as of the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating losses inherent in the loan and lease portfolio, assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Historical loss trends are also considered, as are economic conditions, industry trends, portfolio trends and borrower-specific financial data. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which may result in adjustment of the allowance. A detailed discussion of facts and circumstances considered by management in assessing the adequacy of the allowance for credit losses is included herein under the heading “Provision for Credit Losses.”

•	Valuation methodologies — Management of the Company applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as trading assets, most investment securities, and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include capitalized servicing assets, goodwill, core deposit and other intangible assets, pension and other postretirement benefit obligations, value ascribed to stock-based compensation, estimated residual values of property associated with commercial and consumer leases, and certain derivative and other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. Specific discussion of assumptions and estimates utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 3, 4, 7, 8, 10, 11, 17, 18 and 19 of Notes to Financial Statements.

•	Commitments, contingencies and off-balance sheet arrangements — Information regarding the Company’s commitments and contingencies, including guarantees and contingent liabilities arising from litigation, and their potential effects on the Company’s results of operations is included in note 20 of Notes to Financial Statements. In addition, the Company is routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities determine that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the

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

Overview
      Net income for the Company in 2004 was $723 million or $6.00 of diluted earnings per common share, representing increases of 26% and 21%, respectively, from $574 million or $4.95 per diluted share in 2003. Basic earnings per common share rose 21% to $6.14 in 2004 from $5.08 in 2003. The after-tax impact of merger-related expenses associated with the Allfirst acquisition was $39 million ($60 million pre-tax) or $.34 of diluted earnings per share and $.35 of basic earnings per share in 2003. There were no similar expenses in either 2004 or 2002. Net income in 2002 was $457 million, while diluted and basic earnings per share were $4.78 and $4.94, respectively.
      Net income expressed as a rate of return on average assets in 2004 was 1.40%, compared with 1.27% in 2003 and 1.43% in 2002. The return on average common stockholders’ equity was 12.67% in 2004, 11.62% in 2003 and 15.09% in 2002. Excluding the impact of merger-related expenses, the rates of return on average assets and average common equity were 1.35% and 12.41%, respectively, in 2003.
      Net interest income expressed on a taxable-equivalent basis rose 8% to $1.75 billion in 2004 from $1.62 billion in 2003, largely due to higher average earning assets, which increased 14% to $45.2 billion in 2004 from $39.5 billion in 2003. The increase in average earning assets resulted from higher levels of loans, leases and investment securities. Average loans and leases increased 9% to $37.1 billion in 2004 from $34.0 billion in 2003, largely due to the full-year impact of loans obtained in the April 1, 2003 acquisition of Allfirst. Average balances of investment securities rose to $8.0 billion in 2004 from $5.3 billion in 2003. Partially offsetting the impact of growth in earning assets was a lower net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets. Net interest margin declined 21 basis points (hundredths of one percent) to 3.88% in 2004 from 4.09% in 2003, due largely to lower yields earned on loans and investment securities. Also as a result of higher average earning assets, taxable-equivalent net interest income in 2003 was 28% higher than $1.26 billion in 2002. Average earning assets in 2003 rose 37% from $28.9 billion in 2002, largely the result of loans, leases and investment securities obtained in the Allfirst acquisition. Average loans and leases outstanding in 2003 increased $8.5 billion, or 33%, from $25.5 billion in 2002. Included in the 2003 average was the nine-month impact of the $10.3 billion of loans and leases obtained in the April 1, 2003 acquisition of Allfirst. Partially offsetting the impact of higher average earning assets was a narrowing of the Company’s net interest margin, which declined 27 basis points in 2003 from 4.36% a year earlier, largely resulting from lower yielding portfolios of loans and investment securities acquired in the Allfirst transaction.
      Reflecting favorable credit quality, the provision for credit losses was $95 million in 2004, down from $131 million in 2003 and $122 million in 2002. Net charge-offs decreased to $82 million in 2004 from $97 million in 2003 and $108 million in 2002. Net charge-offs as a percentage of average loans and leases outstanding declined to .22% in 2004 from .28% in 2003 and .42% in 2002. Net charge-offs of loans acquired from Allfirst were not significant during 2004 or 2003. The provision in each year reflects the result of management’s analysis of the composition of the loan and lease portfolio and other factors, including concern regarding uncertainty about economic conditions, both nationally and in many of the markets served by the Company, and the impact of such conditions and prospects on the abilities of borrowers to repay loans.
      Noninterest income grew 13% to $943 million in 2004 from $831 million in 2003. Noninterest income was $512 million in 2002. The increase in such income in 2004 as compared with 2003 was due to operations associated with Allfirst, specifically, the inclusion of twelve months of Allfirst-related income in 2004 compared with nine months of similar income in 2003. Excluding Allfirst-related revenues, higher levels of service charges on deposit accounts, letter of credit and other credit-related fees and insurance-related income were offset by a decline in mortgage banking revenues resulting from a lower level of loan originations in 2004. Approximately $279 million of the increase from 2002 to 2003 was attributable to revenues related to operations or market areas associated with the former Allfirst franchise. Higher mortgage banking revenues and service charges on deposit accounts also contributed to the improvement.
      Noninterest expense in 2004 aggregated $1.52 billion, up 5% from $1.45 billion in 2003. Noninterest expense was $962 million in 2002. Included in such amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $75 million, $78 million and $51 million in 2004, 2003 and 2002, respectively, and merger-related expenses of $60 million in 2003. As already noted, there were no merger-related expenses in 2004 or 2002. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $1.44 billion in 2004, compared with $1.31 billion in 2003 and $910 million in 2002. A significant portion of the increase in such expenses in 2004 as compared with 2003 was due to operations associated with Allfirst, specifically, the inclusion of twelve months of Allfirst-related expenses in 2004 compared with nine months of similar expenses in 2003. Also contributing to the higher expenses in 2004 was a $25 million cash contribution made by M&T Bank to The M&T Charitable Foundation, a tax-exempt, private charitable foundation, during 2004’s third quarter. Expenses related to operations formerly associated with Allfirst significantly contributed to the higher level of expenses in 2003 compared with 2002, along with increased expenses for salaries and benefits, professional services and amortization of capitalized residential mortgage servicing rights. Partially offsetting those higher expenses was a $30 million decrease in the provision for possible impairment of capitalized residential mortgage servicing rights, which was $2 million in 2003 and $32 million in 2002. A partial reversal of the valuation allowance for possible impairment of capitalized residential mortgage servicing rights of $4 million was recognized in 2004.
      The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from sales of bank investment securities), was 53.5% in 2004, compared with 53.6% in 2003 and 51.3% in 2002. The higher ratios in 2004 and 2003 as compared with 2002 reflect the impact of the acquired Allfirst operations that are now part of M&T.

Table 2
EARNINGS SUMMARY
Dollars in millions

Increase (Decrease)(a)

										Compound
2003 to 2004		2002 to 2003								Growth Rate
										5 Years
Amount	%	Amount	%		2004	2003	2002	2001	2000	1999 to 2004

$173.2	8	$286.8	15	Interest income(b)	$2,316.1	2,142.9	1,856.1	2,119.4	1,783.3	9%
36.4	7	(66.7)	(11)	Interest expense	564.2	527.8	594.5	943.6	918.6	(5)

				Net interest
136.8	8	353.5	28	income(b)	1,751.9	1,615.1	1,261.6	1,175.8	864.7	18
				Less: provision for
(36.0)	(27)	9.0	7	credit losses	95.0	131.0	122.0	103.5	38.0	16
.4	—	3.1	—	Gain (loss) on sales of bank investment securities	2.9	2.5	(.6)	1.9	(3.1)	—
111.5	13	316.1	62	Other income	940.1	828.6	512.5	475.5	327.8	27
				Less:
66.2	9	243.3	49	Salaries and employee benefits	806.6	740.3	497.0	467.2	353.4	22
1.6	—	243.4	52	Other expense	709.5	708.0	464.6	513.4	365.2	19

216.9	25	177.0	26	Income before income taxes	1,083.8	866.9	689.9	569.1	432.8	22
				Less:
1.0	6	2.3	16	Taxable-equivalent adjustment(b)	17.3	16.3	14.0	17.5	10.5	18
67.3	24	57.6	26	Income taxes	344.0	276.7	219.1	198.5	154.1	18

$148.6	26	$117.1	26	Net income	$722.5	573.9	456.8	353.1	268.2	23%

(a)	Changes were calculated from unrounded amounts.

(b)	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 39% for 2004 and 2002, 36% for 2003, 37% for 2001, and 40% for 2000.

Supplemental Reporting of Non-GAAP Results of Operations
      M&T has accounted for substantially all of its business combinations using the purchase method of accounting. As a result, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.1 billion at both December 31, 2004 and 2003, and $1.2 billion at December 31, 2002. Included in such intangible assets was goodwill of $2.9 billion at December 31, 2004 and 2003, up from $1.1 billion at December 31, 2002 due to the Allfirst acquisition. Amortization of core deposit and other intangible assets, after tax effect, totaled $46 million, $48 million and $32 million during 2004, 2003 and 2002, respectively. The higher levels of such amortization in 2004 and 2003 as compared with 2002 were due to the impact of core deposit and other intangible assets recorded as part of the acquisition of Allfirst.
      Since 1998 M&T has consistently provided supplemental reporting of its results on a “net operating” or “tangible” basis, in which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts, when calculating certain performance ratios) and expenses associated with merging acquired operations into the Company, since such expenses are considered by management to be “nonoperating” in nature. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.
      Net operating income increased 16% to $769 million in 2004 from $661 million in 2003. Diluted net operating earnings per share in 2004 rose 12% to $6.38 from $5.70 in 2003. In 2002, net operating income totaled $489 million and diluted net operating earnings per share were $5.12.
      A reconciliation of net income and diluted earnings per share with net operating income and diluted net operating earnings per share is presented in table 3.
      Net operating income expressed as a rate of return on average tangible assets was 1.59% in 2004 and 2002, compared with 1.55% in 2003. Net operating return on average tangible common equity was 28.76% in 2004, compared with 28.49% and 26.71% in 2003 and 2002, respectively. Including the effect of merger-related expenses, net operating return on average tangible assets for 2003 was 1.46% and net operating return on average tangible common equity was 26.80%.
      A reconciliation of average assets and equity with average tangible assets and average tangible equity is presented in table 3.

Table 3
RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2004	2003	2002

Income statement data
In thousands, except per share
Net income
Net income	$722,521	$573,942	$456,752
Amortization of core deposit and other intangible assets(a)	46,097	47,826	32,491
Merger-related expenses(a)	—	39,163	—

Net operating income	$768,618	$660,931	$489,243

Earnings per share
Diluted earnings per common share	$6.00	$4.95	$4.78
Amortization of core deposit and other intangible assets(a)	.38	.41	.34
Merger-related expenses(a)	—	.34	—

Diluted net operating earnings per share	$6.38	$5.70	$5.12

Other expense
Other expense	$1,516,018	$1,448,180	$961,611
Amortization of core deposit and other intangible assets	(75,410)	(78,152)	(51,484)
Merger-related expenses	—	(60,387)	—

Noninterest operating expense	$1,440,608	$1,309,641	$910,127

Merger-related expenses
Salaries and employee benefits	$—	$8,542	$—
Equipment and net occupancy	—	2,126	—
Printing, postage and supplies	—	3,216	—
Other costs of operations	—	46,503	—

Total	$—	$60,387	$—

Balance sheet data
In millions
Average assets
Average assets	$51,517	$45,349	$31,935
Goodwill	(2,904)	(2,456)	(1,098)
Core deposit and other intangible assets	(201)	(233)	(143)
Deferred taxes	—	—	46

Average tangible assets	$48,412	$42,660	$30,740

Average equity
Average equity	$5,701	$4,941	$3,026
Goodwill	(2,904)	(2,456)	(1,098)
Core deposit and other intangible assets	(201)	(233)	(143)
Deferred taxes	76	68	46

Average tangible equity	$2,672	$2,320	$1,831

At end of year
Total assets
Total assets	$52,939	$49,826	$33,201
Goodwill	(2,904)	(2,904)	(1,098)
Core deposit and other intangible assets	(166)	(241)	(119)
Deferred taxes	—	—	40

Total tangible assets	$49,869	$46,681	$32,024

Total equity
Total equity	$5,730	$5,717	$3,208
Goodwill	(2,904)	(2,904)	(1,098)
Core deposit and other intangible assets	(166)	(241)	(119)
Deferred taxes	64	70	40

Total tangible equity	$2,724	$2,642	$2,031

(a)	After any related tax effect.

Net Interest Income/ Lending and Funding Activities
      Taxable-equivalent net interest income rose 8% to $1.75 billion in 2004 from $1.62 billion in 2003, largely the result of growth in average earning assets. Such assets totaled $45.2 billion in 2004, up 14% from $39.5 billion in 2003. Higher average balances of loans and leases outstanding and investment securities contributed to the increase. Partially offsetting the positive impact on taxable-equivalent net interest income of higher average earning assets was a narrowing of the Company’s net interest margin, which declined to 3.88% in 2004 from 4.09% in 2003.
      Average loans and leases outstanding in 2004 grew 9% to $37.1 billion from $34.0 billion in 2003. The 2003 average balance reflected the impact of the $10.3 billion of loans obtained on April 1, 2003 in the Allfirst acquisition for the final nine months of that year, while the 2004 average balance reflected a full-year impact of Allfirst-related loans. The $10.3 billion of acquired loans were comprised of approximately $4.5 billion of commercial loans and leases (including $314 million of leveraged leases and $230 million of loans to foreign borrowers), $2.5 billion of commercial real estate loans, $383 million of residential real estate loans and $2.9 billion of consumer loans and leases.
      Other than the residential real estate loan portfolio, all of the Company’s other significant loan categories (commercial loans and leases, commercial real estate loans and consumer loans and leases) experienced growth in 2004 when compared with 2003, after considering the full-year impact that the acquired Allfirst loans had on 2004’s average loan balances. Average commercial real estate loans were $13.3 billion in 2004, 15% higher than $11.6 billion in 2003. Excluding the impact of the loans in the former Allfirst regions, average balances of outstanding commercial real estate loans grew $936 million in 2004 from 2003. Average consumer loans and leases totaled $11.2 billion during 2004, up 11% from $10.1 billion in the previous year, largely the result of growth in the automobile loan and home equity line of credit portfolios. The full-year impact of Allfirst-related loans and a $362 million increase in average automobile floor plan loans were the most significant contributors to higher average commercial loans and leases, which totaled $9.5 billion in 2004, up 12% from $8.5 billion in 2003. Average residential real estate loans declined in 2004 due largely to customer repayments of loans and the full-year impact of two separate securitization transactions totaling $1.3 billion of such loans during 2003’s final quarter. In connection with the first 2003 securitization transaction, the Company transferred approximately $838 million of one-to-four family residential mortgage loans to a qualified special purpose trust. The Company received $112 million in cash and retained approximately 87% of the resulting securities in exchange for the loans. The Company realized a gain of $1 million on the transaction which was included in “other revenues from operations.” In 2003’s second securitization transaction, approximately $441 million of one-to-four family residential mortgage loans were converted to mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”). All of those mortgage-backed securities were retained by the Company and, accordingly, no gain or loss was recognized. In each securitization, the retained securities were added to the Company’s portfolio of investment securities classified as available for sale.
      Taxable-equivalent net interest income increased 28% to $1.62 billion in 2003 from $1.26 billion in 2002. The improvement reflects a 37% increase in average earning assets to $39.5 billion in 2003 from $28.9 billion in 2002, partially offset by a narrowing of the Company’s net interest margin which declined to 4.09% in 2003 from 4.36% in 2002. The growth in average earning assets was largely attributable to higher average loans and leases outstanding, which totaled $34.0 billion in 2003, up 33% from 2002’s average of $25.5 billion. The most significant factor for those higher loan balances was the nine-month impact of the $10.3 billion of loans obtained in the Allfirst transaction.
      Average consumer loans and leases, excluding those obtained in the Allfirst acquisition, grew 20% in 2003, or $1.4 billion, from $6.8 billion in 2002. Increases in the outstanding average balances of automobile loans and leases of $1.0 billion and home equity lines of credit of $495 million were the leading contributors to that growth. Partially offsetting the growth in those loan types was a decline in the residential real estate loan portfolio, due largely to customer repayments of loans and the impact of the two securitization transactions completed in 2003’s fourth quarter and the full-year impact of a similar $1.1 billion securitization in the fourth quarter of 2002.

Table 4
AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2004			2003			2002			2001			2000

	Average		Average	Average		Average	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Average balance in millions; interest in thousands)
	ASSETS
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$9,534	$410,258	4.30%	8,523	358,629	4.21%	5,146	261,867	5.09%	5,271	372,234	7.06%	4,129	365,951	8.86%
Real estate — commercial	13,264	763,134	5.75	11,573	706,022	6.10	9,498	661,382	6.96	9,224	732,162	7.94	7,188	615,304	8.56
Real estate — consumer	3,111	184,125	5.92	3,777	232,454	6.15	4,087	285,055	6.98	4,354	328,979	7.55	3,266	249,224	7.63
Consumer	11,220	626,255	5.58	10,098	607,909	6.02	6,776	467,167	6.89	5,581	464,151	8.32	3,920	352,331	8.99

Total loans and leases, net	37,129	1,983,772	5.34	33,971	1,905,014	5.61	25,507	1,675,471	6.57	24,430	1,897,526	7.77	18,503	1,582,810	8.55

Money-market assets
Interest-bearing deposits at banks	13	65	.51	14	147	1.03	6	76	1.32	4	116	3.10	6	308	5.41
Federal funds sold and agreements to resell securities	8	134	1.60	147	1,875	1.28	272	4,455	1.63	63	2,027	3.22	212	12,891	6.08
Trading account	53	418	.79	55	647	1.18	13	247	1.86	13	413	3.16	21	1,069	5.08

Total money- market assets	74	617	.83	216	2,669	1.24	291	4,778	1.64	80	2,556	3.20	239	14,268	5.97

Investment securities(b)
U.S. Treasury and federal agencies	4,169	158,953	3.81	2,599	106,209	4.09	1,292	81,412	6.30	1,709	113,908	6.67	1,603	105,104	6.56
Obligations of states and political subdivisions	218	15,017	6.90	251	15,827	6.30	279	17,828	6.40	332	24,483	7.37	122	8,890	7.27
Other	3,610	157,703	4.37	2,494	113,159	4.54	1,552	76,659	4.94	1,267	80,925	6.39	1,033	72,259	7.00

Total investment securities	7,997	331,673	4.15	5,344	235,195	4.40	3,123	175,899	5.63	3,308	219,316	6.63	2,758	186,253	6.75

Total earning assets	45,200	2,316,062	5.13	39,531	2,142,878	5.42	28,921	1,856,148	6.42	27,818	2,119,398	7.62	21,500	1,783,331	8.30

Allowance for credit losses	(626)			(574)			(438)			(409)			(333)
Cash and due from banks	1,599			1,542			732			706			536
Other assets	5,344			4,850			2,720			2,727			1,967

Total assets	$51,517			45,349			31,935			30,842			23,670

	LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$550	1,802	.33	1,021	3,613	.35	761	3,900	.51	722	8,548	1.18	486	7,487	1.54
Savings deposits	15,305	92,064	.60	13,278	102,190	.77	8,899	107,281	1.21	7,378	134,454	1.82	5,507	132,225	2.40
Time deposits	6,948	154,722	2.23	6,638	159,700	2.41	7,398	237,001	3.20	8,906	453,940	5.10	7,674	445,666	5.81
Deposits at foreign office	3,136	43,034	1.37	1,445	14,991	1.04	569	8,460	1.49	327	11,264	3.44	250	14,915	5.95

Total interest- bearing deposits	25,939	291,622	1.12	22,382	280,494	1.25	17,627	356,642	2.02	17,333	608,206	3.51	13,917	600,293	4.31

Short-term borrowings	5,142	71,172	1.38	4,331	49,064	1.13	3,125	52,723	1.69	3,280	124,810	3.81	2,715	172,466	6.35
Long-term borrowings	5,832	201,366	3.45	6,018	198,252	3.29	4,162	185,149	4.45	3,538	210,581	5.95	2,086	145,838	6.99

Total interest- bearing liabilities	36,913	564,160	1.53	32,731	527,810	1.61	24,914	594,514	2.39	24,151	943,597	3.91	18,718	918,597	4.91

Noninterest-bearing deposits	8,039			6,801			3,618			3,327			2,425
Other liabilities	864			876			377			389			482

Total liabilities	45,816			40,408			28,909			27,867			21,625

Stockholders’ equity	5,701			4,941			3,026			2,975			2,045

Total liabilities and stockholders’ equity	$51,517			45,349			31,935			30,842			23,670

Net interest spread			3.60			3.81			4.03			3.71			3.39
Contribution of interest-free funds			.28			.28			.33			.52			.63

Net interest income/margin on earning assets		$1,751,902	3.88%		1,615,068	4.09%		1,261,634	4.36%		1,175,801	4.23%		864,734	4.02%

(a)	Includes nonaccrual loans.

(b)	Includes available for sale securities at amortized cost.

     Similar to one of the securitizations already discussed, in connection with the 2002 securitization transaction, the Company transferred approximately $1.1 billion of one-to-four family residential mortgage loans to a qualified special purpose trust. The Company received $140 million in cash and retained approximately 88% of the resulting securities in exchange for the loans. The Company realized a gain of $5 million on the transaction which was included in “other revenues from operations.” In accordance with GAAP, the qualified special purpose trusts related to the 2003 and 2002 mortgage loan securitization transactions are not included in the Company’s consolidated financial statements. Management believes that the resulting mortgage-backed securities provide enhanced liquidity opportunities to the Company because the securities may be more readily pledged to secure borrowings or sold than the underlying loans could be. Additionally, under present regulatory risk-based capital rules, the Company is generally required to maintain higher levels of regulatory capital when directly investing in residential real estate loans than when investing in government-guaranteed or highly-rated, privately-placed mortgage-backed securities. Additional information about these transactions and the qualified special purpose trusts is included in note 18 of Notes to Financial Statements. Information about the Company’s regulatory capital requirements is included in note 22 of Notes to Financial Statements. Table 5 summarizes average loans and leases outstanding in 2004 and percentage changes in the major components of the portfolio over the past two years.
Table 5
AVERAGE LOANS AND LEASES
(net of unearned discount)

		Percent increase
		(decrease) from

	2004	2003 to 2004	2002 to 2003

	(Dollars in
	millions)
Commercial, financial, etc.	$9,534	12%	66%
Real estate — commercial	13,264	15	22
Real estate — consumer	3,111	(18)	(8)
Consumer
Automobile	4,444	10	42
Home equity lines	3,533	25	57
Home equity loans	1,529	(6)	117
Other	1,714	7	17

Total consumer	11,220	11	49

Total	$37,129	9%	33%

      Commercial loans and leases, excluding loans secured by real estate, aggregated $10.0 billion at December 31, 2004, representing 26% of total loans and leases. Table 6 presents such commercial loans and leases as of December 31, 2004 by geographic area, size, and whether the loans are secured by collateral or unsecured. The Company provides financing for leases to commercial customers, primarily for equipment.
      As noted earlier, commercial loans and leases obtained in the Allfirst transaction totaled $4.5 billion on April 1, 2003, including $314 million of leveraged leases. Included in the Allfirst loan and lease portfolio were certain business lines in which the Company has not traditionally been active. An international maritime portfolio, which at April 1, 2003 totaled $113 million, was acquired. At December 31, 2004 and 2003, outstanding balances relating to that portfolio totaled $14 million and $71 million, respectively. The Company expects that outstanding balances related to this specialized business will continue to decline. Excluding the maritime loans noted above, international loans totaled $216 million at December 31, 2004 and $147 million at December 31, 2003. The Company participates in the insurance and guarantee programs of the Export-Import Bank of the United States. These programs provide U.S. government repayment coverage of 90% to 100% on loans supporting foreign borrowers’ purchases of U.S. goods and services. The loans generally range from $500 thousand to $10 million. The outstanding balances of loans under this program at December 31, 2004 and 2003 were $84 million and $123 million, respectively. Commercial leases obtained on April 1, 2003 from Allfirst totaled $610 million, and consisted of general equipment leases with an emphasis on transportation equipment, including railcars, tractors, trailers and commercial aircraft. The Company has decided not to pursue growing the commercial aircraft component of the lease portfolio. The Company’s commercial aircraft lease portfolio totaled $82 million and $98 million at December 31, 2004 and 2003, respectively, including $63 million and $69 million that were obtained from Allfirst. Pursuant to the Allfirst merger agreement, AIB is obligated to indemnify the Company for losses exceeding approximately $4 million on the $63 million of acquired commercial aircraft leases that remained at December 31, 2004. That compares to AIB’s obligation to indemnify the Company for losses exceeding approximately $7 million on the $69 million of acquired commercial aircraft leases that remained at December 31, 2003. Of the $10.0 billion of commercial loans and leases outstanding at the 2004 year-end, approximately $8.1 billion, or 82%, were secured, while 45%, 26% and 13% were granted to businesses in New York State, Pennsylvania and Maryland, respectively.
Table 6
COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT
(EXCLUDING LOANS SECURED BY REAL ESTATE)
December 31, 2004

	Percent of dollars outstanding by loan size

	Outstandings	$0-1	$1-5	$5-10	$10+

	(Dollars in millions)
New York State
Secured	$3,703	28%	28%	13%	13%
Unsecured	733	6	6	2	2
Leases	100	2	—	—	—

Total New York State	4,536	36%	34%	15%	15%

Pennsylvania
Secured	2,103	30%	24%	15%	12%
Unsecured	427	6	7	2	2
Leases	66	1	1	—	—

Total Pennsylvania	2,596	37%	32%	17%	14%

Maryland
Secured	908	33%	24%	8%	7%
Unsecured	294	7	10	5	2
Leases	48	2	1	1	—

Total Maryland	1,250	42%	35%	14%	9%

Other
Secured	800	12%	17%	13%	8%
Unsecured	378	10	4	4	6
Leases	420	3	9	6	8

Total other	1,598	25%	30%	23%	22%

Total commercial loans and leases	$9,980	35%	33%	17%	15%

      Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 58% of the loan and lease portfolio during 2004 and 2003, compared with 63% in 2002. At December 31, 2004, the Company held approximately $14.0 billion of commercial real estate loans, $3.3 billion of consumer real estate loans secured by one-to-four family residential properties and $5.2 billion of outstanding balances of home equity loans and lines of credit, compared with $12.4 billion, $3.1 billion and $5.0 billion, respectively, at December 31, 2003. As of April 1, 2003, loans obtained in the Allfirst acquisition that were secured by real estate aggregated $5.2 billion, including $2.5 billion of commercial real estate loans, $383 million of real estate loans secured by one-to-four family residential properties and $2.3 billion of outstanding balances of home equity loans and lines of credit.
      A significant portion of commercial real estate loans originated by the Company are secured by properties in the New York City metropolitan area, including areas in neighboring states generally considered to be within commuting distance of New York City, and other areas of New York State where the Company operates. Commercial real estate loans are also originated through the Company’s offices in Pennsylvania, Maryland, northern Virginia, Washington, D.C., Oregon and West Virginia. Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then current market rate of interest. The Company also originates fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately ten years, and adjustable-rate commercial real estate loans, which represented approximately 52% of the commercial real estate loan portfolio as of December 31, 2004. Table 7 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2004. Of the $5.1 billion of commercial real estate loans in the New York City metropolitan area, approximately 37% were secured by multifamily residential properties, 38% by retail space and 13% by office space. The Company’s experience has been that office space and retail properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 44% of the aggregate dollar amount of New York City-area loans were for loans with outstanding balances of $5 million or less, while loans of more than $10 million made up approximately 38% of the total.

Table 7
COMMERCIAL REAL ESTATE LOANS
(net of unearned discount)
December 31, 2004

	Percent of dollars outstanding by loan size

	Outstandings	$0-1	$1-5	$5-10	$10+

	(Dollars in millions)
Metropolitan New York City
Apartments/ Multifamily	$1,903	4%	15%	6%	12%
Office	672	1	3	2	7
Retail/ Services	1,923	3	12	7	16
Construction	88	—	1	—	1
Industrial	98	—	1	1	—
Other	397	1	3	2	2

Total Metropolitan New York City	5,081	9%	35%	18%	38%

Other New York State
Apartments/ Multifamily	351	3%	5%	1%	1%
Office	1,000	9	13	6	2
Retail/ Services	811	9	10	4	1
Construction	252	1	3	2	2
Industrial	257	4	3	1	—
Other	682	6	6	2	6

Total other New York State	3,353	32%	40%	16%	12%

Pennsylvania
Apartments/ Multifamily	342	4%	4%	2%	4%
Office	407	7	6	2	2
Retail/ Services	534	7	9	4	2
Construction	137	2	1	1	1
Industrial	313	5	5	1	2
Other	707	14	12	2	1

Total Pennsylvania	2,440	39%	37%	12%	12%

Maryland
Apartments/ Multifamily	71	2%	1%	1%	1%
Office	364	10	7	3	6
Retail/ Services	195	5	4	3	2
Construction	341	1	7	8	8
Industrial	125	3	4	2	—
Other	306	9	10	2	1

Total Maryland	1,402	30%	33%	19%	18%

Other
Apartments/ Multifamily	211	2%	5%	2%	3%
Office	166	1	2	1	5
Retail/ Services	500	2	6	6	14
Construction	544	8	9	8	6
Industrial	103	1	2	2	1
Other	240	2	5	4	3

Total other	1,764	16%	29%	23%	32%

Total commercial real estate loans	$14,040	23%	35%	17%	25%

      Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania, Maryland and other areas tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business. Approximately 73% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the metropolitan New York City area were for loans with outstanding balances of $5 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and Maryland, approximately 76% and 63%, respectively, were for loans with outstanding balances of $5 million or less.
      Commercial real estate loans secured by properties located outside of New York State, Pennsylvania, Maryland and areas of neighboring states considered to be part of the New York City metropolitan area, comprised 13% of total commercial real estate loans as of December 31, 2004.
      M&T Realty Capital Corporation, one of the Company’s commercial real estate lending subsidiaries, participates in the FNMA Delegated Underwriting and Servicing (“DUS”) program, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by third-party investors and subsequently sold to such investors. Under this program, the Company’s credit risk associated with those loans, which were sold with recourse, totaled $926 million and $825 million at December 31, 2004 and 2003, respectively. Those recourse amounts are equal to one-third of each loan’s outstanding principal balance. At December 31, 2004, $61 million of commercial real estate loans were held for sale, compared with $1 million at December 31, 2003.
      Commercial real estate loans serviced for other investors by the Company were $4.1 billion and $3.8 billion at December 31, 2004 and 2003, respectively. Those serviced loans are not included in the Company’s consolidated balance sheet.
      Commercial real estate construction loans presented in table 7 totaled $1.4 billion at December 31, 2004, or approximately 4% of total loans and leases. Included in such loans at December 31, 2004 were $536 million of loans to developers of residential real estate properties. Effective July 1, 2004, the Company began classifying such loans as commercial real estate loans, whereas prior to that date they were classified as residential real estate loans. The prior period amounts were not reclassified given that such amounts represented less than 1% of total loans and accordingly, were not considered significant to the Company’s consolidated balance sheet. Included in residential real estate loans at December 31, 2003 were $246 million of such loans.
      Real estate loans secured by one-to-four family residential properties totaled $3.3 billion at December 31, 2004, including approximately 43% secured by properties located in New York State and 18% secured by properties located in Pennsylvania. At December 31, 2004, $790 million of residential real estate loans were held for sale, compared with $723 million at December 31, 2003. Loans to finance the construction of one-to-four family residential properties totaled $431 million at December 31, 2004, or approximately 1% of total loans and leases, compared with $597 million (including the $246 million noted in the preceding paragraph) or 2% at December 31, 2003.
      Consumer loans and leases represented approximately 30% of the average loan portfolio during both 2004 and 2003, up from 27% in 2002. The two largest components of the consumer loan portfolio are automobile loans and leases and outstanding balances of home equity lines of credit. Approximately 58% of home equity lines of credit outstanding at December 31, 2004 were secured by properties in New York State and 22% and 17% were secured by properties in Pennsylvania and Maryland, respectively. Average outstanding balances on home equity lines of credit totaled $3.5 billion in 2004, up 25% from $2.8 billion in 2003. The Company continues to pursue growing this portfolio, which has historically experienced a lower level of credit losses than other types of consumer loans. At December 31, 2004, 31% and 39% of the automobile loan and lease portfolio were to customers residing in New York State and Pennsylvania, respectively. Although automobile loans and leases have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Automobile loans and leases represented approximately 12% of the Company’s average loan portfolio during 2004, while no other consumer loan product represented more than 10%. During the second half of 2004, the Company experienced a general slowdown in its automobile loan origination business, resulting from increased competition from other lenders, including financing incentives offered by automobile manufacturers.
      The average outstanding balance of automobile leases was approximately $308 million in 2004, $527 million in 2003 and $556 million in 2002. The Company decided to cease origination of automobile leases during 2003, concentrating instead on its larger automobile loan origination business. Given the growth in the Company’s automobile loan portfolio, the decision to cease origination of new auto leases did not have a significant negative impact on the Company’s results of operations. At December 31, 2004 and 2003, outstanding automobile leases totaled $205 million and $425 million, respectively.
      Table 8 presents the composition of the Company’s loan and lease portfolio at December 31, 2004, including outstanding balances to businesses and consumers in New York State, Pennsylvania, Maryland and other states. Approximately 49% of total loans and leases at the 2004 year-end were to New York State customers, while 24% and 11% were to Pennsylvania and Maryland customers, respectively.
Table 8
LOANS AND LEASES, NET OF UNEARNED DISCOUNT
December 31, 2004

		Percent of dollars outstanding

		New York
	Outstandings	State	Pennsylvania	Maryland	Other

	(Dollars in millions)
Real estate
Residential	$3,261	43%	18%	9%	30%
Commercial	14,040	60 (a)	17	10	13

Total real estate	17,301	57%	17%	10%	16%

Commercial, financial, etc.	9,346	47%	27%	13%	13%
Consumer
Secured or guaranteed	10,673	41%	31%	12%	16%
Unsecured	239	38	27	30	5

Total consumer	10,912	41%	31%	13%	15%

Total loans	37,559	50%	24%	11%	15%

Leases
Commercial	634	16%	10%	8%	66%
Consumer	205	23	49	1	27

Total leases	839	18%	20%	6%	56%

Total loans and leases	$38,398	49%	24%	11%	16%

(a)	Includes loans secured by properties located in neighboring states generally considered to be within commuting distance of New York City.
      The investment securities portfolio averaged $8.0 billion in 2004, compared with $5.3 billion in 2003 and $3.1 billion in 2002. The previously discussed retention of mortgage-backed securities related to the fourth quarter 2003 and 2002 securitizations of residential real estate loans of $1.2 billion and $1.1 billion, respectively, added approximately $1.5 billion and $817 million, respectively, to average investment securities in 2004 and 2003. Also contributing to 2004’s higher average balance were purchases of residential mortgage-backed securities and collateralized mortgage obligations during the year. Investment securities obtained in the Allfirst transaction totaled approximately $1.3 billion on April 1, 2003. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination. The Company regularly reviews its investment securities for declines in value below amortized cost that might be other than temporary. As of December 31, 2004 and 2003, the Company concluded that such declines were temporary in nature. Additional information about the investment securities portfolio is included in note 3 of Notes to Financial Statements.
      Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, federal funds sold and agreements to resell securities, averaged $74 million in 2004, $216 million in 2003 and $291 million in 2002. The amounts of investment securities and money-market assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.
      The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, N.A. are also included in core deposits. Core deposits averaged $28.1 billion in 2004, $25.8 billion in 2003 and $17.6 billion in 2002. Core deposits assumed in connection with the Allfirst acquisition totaled approximately $10.7 billion on April 1, 2003. Due to the historically low interest rate environment over the past few years, the Company experienced a significant shift in the composition of core deposits during the three-year period ended December 31, 2004. Reflecting a change in customer saving trends, average core savings and noninterest-bearing deposits rose during that period, while average time deposits under $100,000 decreased, exclusive of the impact of core deposits obtained in the Allfirst acquisition. Average core deposits of M&T Bank, N.A. were $223 million in 2004, $267 million in 2003 and $342 million in 2002. Funding provided by core deposits represented 62% of average earning assets in 2004, compared with 65% in 2003 and 61% in 2002. Table 9 summarizes average core deposits in 2004 and percentage changes in the components of such deposits over the past two years.
Table 9
AVERAGE CORE DEPOSITS

		Percentage increase
		(decrease) from

	2004	2003 to 2004	2002 to 2003

	(Dollars in
	millions)
NOW accounts	$550	(46)%	34%
Savings deposits	15,248	15	49
Time deposits under $100,000	4,282	(10)	9
Noninterest-bearing deposits	8,039	18	88

Total	$28,119	9%	47%

      Additional sources of funding for the Company include domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.2 billion in each of 2004, 2003 and 2002. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $3.1 billion in 2004, $1.4 billion in 2003 and $569 million in 2002. Average brokered time deposits totaled $1.4 billion in 2004, compared with $643 million in 2003 and $1.9 billion in 2002, and at December 31, 2004 and 2003 were $1.9 billion and $827 million, respectively. The weighted-average remaining term to maturity of brokered time deposits at December 31, 2004 was 15 months. Certain of these brokered deposits have provisions that allow for early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $150 million of brokered time deposits. The Company also had brokered money-market deposit accounts, which averaged $57 million, $70 million and $59 million in 2004, 2003 and 2002, respectively. Offshore branch deposits and brokered deposits have been used by the Company as an alternative to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for such deposits, and the cost of funds available from alternative sources at the time.
      The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York, Pittsburgh and Atlanta (together, the “FHLB”), and others as sources of funding. The average balance of short-term borrowings was $5.1 billion in 2004, $4.3 billion in 2003 and $3.1 billion in 2002. Unsecured federal funds borrowings, which generally mature daily, included in short-term borrowings averaged $4.3 billion, $3.0 billion and $2.1 billion in 2004, 2003 and 2002, respectively. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained daily from a wide variety of banks and other financial institutions. Amounts borrowed from the FHLB and included in short-term borrowings averaged $439 million in 2003 and $904 million in 2002, while there were no such borrowings during 2004. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank formed in November 2002. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. Additional information about M&T Auto Receivables I, LLC and the revolving borrowing agreement is included in note 18 of Notes to Financial Statements.
      Long-term borrowings averaged $5.8 billion in 2004, $6.0 billion in 2003 and $4.2 billion in 2002. Included in average long-term borrowings were amounts borrowed from the FHLB of $3.3 billion in 2004, $3.9 billion in 2003 and $3.0 billion in 2002, and subordinated capital notes of $1.3 billion in 2004, $1.2 billion in 2003 and $668 million in 2002. In anticipation of the Allfirst acquisition, M&T Bank issued $400 million of subordinated notes on March 31, 2003 to fund a portion of the cash consideration paid to AIB and to maintain appropriate regulatory capital ratios. As described in notes 9 and 18 of Notes to Financial Statements, as of December 31, 2003 the Company applied new accounting provisions promulgated by the Financial Accounting Standards Board (“FASB”) and removed the trusts that had issued trust preferred securities from its consolidated balance sheet. That change in financial statement presentation had no economic impact on the Company, no material or substantive impact on the Company’s financial statements as of and for the year ended December 31, 2003, and no impact on 2003’s average balances noted herein. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $710 million in 2004. Trust preferred securities associated with junior subordinated debentures of M&T included in average long-term borrowings in 2003 and 2002 totaled $595 million and $318 million, respectively. Additional information regarding junior subordinated debentures, as well as information regarding contractual maturities of long-term borrowings, is provided in note 9 of Notes to Financial Statements. Certain interest rate swap agreements have been entered into by the Company as part of its management of interest rate risk relating to long-term borrowings. Further information on such interest rate swap agreements is provided in note 17 of Notes to Financial Statements.

      Changes in the composition of the Company’s earning assets and interest-bearing liabilities as described herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.60% in 2004, down from 3.81% in 2003. The yield on earning assets during 2004 was 5.13%, down 29 basis points from 5.42% in 2003, while the rate paid on interest-bearing liabilities decreased 8 basis points to 1.53% from 1.61% in 2003. During the period from June 30, 2004 through December 31, 2004, the Federal Reserve raised its benchmark overnight federal funds target rate five times, each increase representing a 25 basis point increment over the previously effective target rate. Lower rates earned on assets, including commercial real estate and automobile loans and investment securities, combined with short-term liabilities that reprice more rapidly than many of the Company’s variable rate earning assets, have caused a contraction of the net interest spread from 2003 to 2004.
      The yield on the Company’s earning assets decreased 100 basis points in 2003 from 6.42% in 2002, while the rate paid on interest-bearing liabilities in 2003 was down 78 basis points from 2.39%. Lower yielding portfolios of loans and investment securities obtained in the Allfirst merger contributed to the reduced yields on earning assets in 2003 when compared with 2002 and were the leading cause for the lower year-over-year net interest spread. The decreases in interest rates earned and paid also reflect generally lower market interest rates in 2003 as compared with 2002, including the impact of reductions by the Federal Reserve of its benchmark overnight federal funds target rate of 50 basis points in November 2002 and 25 basis points in June 2003. As a result, the Company’s net interest spread decreased from 4.03% in 2002 to 3.81% in 2003.
      Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $8.3 billion in 2004, compared with $6.8 billion in 2003 and $4.0 billion in 2002. The increase in such funds in 2004 as compared with 2003 was largely due to the full-year impact of the Allfirst acquisition and growth in other noninterest-bearing deposits. The higher level of average net interest-free funds in 2003 as compared with 2002 was also due largely to the impact of Allfirst. That acquisition provided, on average for 2003, noninterest-bearing deposits of $2.8 billion and stockholders’ equity of $1.5 billion, partially offset by goodwill and core deposit and other intangible assets of $1.5 billion and bank owned life insurance of $214 million. Goodwill and core deposit and other intangible assets averaged $3.1 billion in 2004, $2.7 billion in 2003 and $1.2 billion in 2002. The cash surrender value of bank owned life insurance averaged $974 million in 2004, $858 million in 2003 and $604 million in 2002. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .28% in both 2004 and 2003, and .33% in 2002. The modest decline in the contribution to net interest margin ascribed to net interest-free funds in 2004 and 2003 compared with 2002 resulted largely from the impact of lower interest rates on interest-bearing liabilities used to value such contribution, offset, in part, by higher balances of net interest-free funds. Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.88% in 2004, compared with 4.09% in 2003 and 4.36% in 2002. The net interest margin declined in each quarter of 2003 and either remained constant or declined in each quarter of 2004. As a result, the net interest margin of 3.82% in 2004’s fourth quarter was the lowest quarterly net interest margin earned by the Company since the fourth quarter of 1998.
      Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of December 31,

2004 was $725 million. Under the terms of these swap agreements, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates.
      As of December 31, 2004, all of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness of both fair value and cash flow hedges recognized in 2004, 2003 and 2002 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented a loss of approximately $4 million at December 31, 2004, compared with a loss of $1 million at December 31, 2003. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 10.
Table 10
INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31

	2004		2003		2002

	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)

	(Dollars in thousands)
Increase (decrease) in:
Interest income	$—	—%	$—	—%	$(673)	—%
Interest expense	(18,276)	(.05)	(17,327)	(.05)	(9,495)	(.04)

Net interest income/margin	$18,276	.04%	$17,327	.05%	$8,822	.03%

Average notional amount(b)	$696,284		$688,603		$693,910
Rate received(c)		6.98%		6.06%		3.48%
Rate paid(c)		4.35%		3.55%		2.21%

(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.

(b)	Excludes forward-starting interest rate swap agreements.

(c)	Weighted-average rate paid or received on interest rate swap agreements in effect during year.
Provision For Credit Losses
      The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. Reflecting improved credit quality, the provision for credit losses was reduced to $95 million in 2004 from $131 million in 2003 and $122 million in 2002. Net loan charge-offs declined to $82 million in 2004 from $97 million and $108 million in 2003 and 2002, respectively. Net loan charge-offs as a percentage of average loans outstanding were .22% in

2004, compared with .28% in 2003 and .42% in 2002. A summary of loan charge-offs, provision and allowance for credit losses is presented in table 11.
Table 11
LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Allowance for credit losses beginning balance	$614,058	$436,472	$425,008	$374,703	$316,165
Charge-offs during year
Commercial, financial, agricultural, etc.	33,340	44,782	57,401	35,555	6,943
Real estate — construction	—	2	88	—	—
Real estate — mortgage	10,829	13,999	13,969	13,849	7,133
Consumer	74,856	68,737	53,124	44,750	28,855

Total charge-offs	119,025	127,520	124,582	94,154	42,931

Recoveries during year
Commercial, financial, agricultural, etc.	13,581	12,517	3,129	3,949	1,199
Real estate — construction	—	4	—	—	—
Real estate — mortgage	4,051	3,436	2,333	4,027	3,551
Consumer	19,700	15,047	11,370	10,871	9,201

Total recoveries	37,332	31,004	16,832	18,847	13,951

Net charge-offs	81,693	96,516	107,750	75,307	28,980
Provision for credit losses	95,000	131,000	122,000	103,500	38,000
Allowance for credit losses acquired during the year	—	146,300	—	22,112	49,518
Allowance related to loans sold or securitized	(501)	(3,198)	(2,786)	—	—

Allowance for credit losses ending balance	$626,864	$614,058	$436,472	$425,008	$374,703

Net charge-offs as a percent of:
Provision for credit losses	85.99%	73.68%	88.32%	72.76%	76.26%
Average loans and leases, net of unearned discount	.22%	.28%	.42%	.31%	.16%
Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.63%	1.72%	1.70%	1.69%	1.65%
      Nonperforming loans, consisting of nonaccrual and restructured loans, totaled $172 million or .45% of outstanding loans and leases at December 31, 2004, compared with $240 million or .67% at December 31, 2003 and $215 million or .84% at December 31, 2002. The significant decrease in nonperforming loans at the 2004 year-end as compared with a year earlier reflects both a general improvement in repayment performance by borrowers and the sale of two large commercial loans during 2004. The increase in the amount of loans classified as nonperforming at December 31, 2003 as compared with December 31, 2002 reflects the inclusion of nonperforming loans obtained from Allfirst.

      Accruing loans past due 90 days or more were $155 million at both December 31, 2004 and 2003, representing .40% and .43% of total loans and leases at those respective dates, compared with $154 million or .60% at December 31, 2002. Loans past due 90 days or more and accruing interest included $121 million, $125 million and $129 million at December 31, 2004, 2003 and 2002, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $104 million at December 31, 2004, $122 million at December 31, 2003 and $124 million at December 31, 2002. Also included in loans guaranteed by government-related entities were foreign commercial and industrial loans supported by the Export-Import Bank of the United States totaling $17 million and $1 million at December 31, 2004 and 2003, respectively. A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in table 12.
Table 12
NONPERFORMING ASSETS AND PAST DUE LOAN DATA

December 31	2004	2003	2002	2001	2000

	(Dollars in thousands)
Nonaccrual loans	$162,013	$232,983	$207,038	$180,344	$100,951
Renegotiated loans	10,437	7,309	8,252	10,128	9,688

Total nonperforming loans	172,450	240,292	215,290	190,472	110,639
Real estate and other assets owned	12,504	19,629	17,380	16,387	13,619

Total nonperforming assets	$184,954	$259,921	$232,670	$206,859	$124,258

Accruing loans past due 90 days or more(a)	$154,590	$154,759	$153,803	$146,899	$141,843
Government guaranteed loans included in totals above:
Nonperforming loans	$15,273	$19,355	$11,885	$10,196	$8,625
Accruing loans past due 90 days or more	120,700	124,585	129,114	113,600	102,505
Nonperforming loans to total loans and leases, net of unearned discount	.45%	.67%	.84%	.76%	.49%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.48%	.73%	.90%	.82%	.55%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.40%	.43%	.60%	.58%	.62%

(a)	Predominately residential mortgage loans.
      Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company’s commercial real estate loan portfolio, real estate valuations, in particular. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property.

      Net charge-offs of commercial real estate loans during 2004, 2003 and 2002 totaled $3 million, $6 million and $7 million, respectively. Commercial real estate loans classified as nonperforming were $45 million at December 31, 2004, compared with $48 million at December 31, 2003 and $49 million at December 31, 2002.
      Net charge-offs of commercial loans and leases aggregated $20 million in 2004, compared with $32 million in 2003 and $54 million in 2002. Included in 2002’s net charge-off total was the entire $17 million outstanding balance of two leases to a major airline company that filed for bankruptcy protection in the third quarter of that year. Nonperforming commercial loans and leases totaled $45 million at December 31, 2004, $105 million a year earlier and $102 million at December 31, 2002. As noted earlier, the decrease in such loans from the end of 2003 to the end of 2004 reflects the sale of two large commercial credits and the repayment performance of borrowers.
      Residential real estate loans charged-off during 2004, net of recoveries, were $4 million, compared with $5 million in both 2003 and 2002. Nonperforming residential real estate loans at 2004’s year-end totaled $44 million, compared with $51 million and $37 million at December 31, 2003 and 2002, respectively. Residential real estate loans past due 90 days or more and accruing interest aggregated $127 million, $141 million and $142 million at December 31, 2004, 2003 and 2002, respectively. As previously discussed, a substantial portion of such amounts related to guaranteed loans repurchased from government-related entities.
      Net charge-offs of consumer loans and leases totaled $55 million in 2004, representing .49% of average consumer loans and leases outstanding during that year, compared with $54 million or .53% in 2003 and $42 million or .62% in 2002. Indirect automobile loans and leases represented the most significant category of consumer loan charge-offs in each of the past three years. Indirect automobile loan and lease charge-offs during 2004, 2003 and 2002, net of recoveries, were $37 million, $32 million and $21 million, respectively. Consumer loans and leases classified as nonperforming were $38 million or .35% of outstanding consumer loans and leases at December 31, 2004, compared with $36 million or .33% at December 31, 2003 and $27 million or .37% at December 31, 2002. Consumer loans and leases past due 90 days or more and accruing interest totaled $2 million at December 31, 2004 and $3 million at each of December 31, 2003 and 2002.
      The Company maintains an allowance for credit losses that management believes is adequate to absorb losses inherent in the loan and lease portfolio as of each respective balance sheet date. Management regularly assesses the adequacy of the allowance by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (iii) significant growth in loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance for credit losses is adjusted based on the results of management’s analysis.
      Management cautiously and conservatively evaluated the allowance for credit losses as of December 31, 2004 in light of (i) the uncertain status of the overall economic recovery in many of the markets served by the Company; and (ii) the potential for continued declines in industrial employment in upstate New York and central Pennsylvania. Although the 2005 economic outlook predicts improved growth nationally, concerns exist about sluggish job creation, which could cause consumer spending to slow; higher interest rates, which could adversely impact the housing market; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and sluggish commercial loan demand. In particular, economic growth in two of the Company’s largest market areas, upstate New York and central Pennsylvania, is expected to significantly lag national averages.
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
      For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan by loan analysis of all commercial and commercial real estate loans which are in nonaccrual status. Specific loss components are also established for certain classified commercial loans and leases and commercial real estate loans greater than $250,000 when it is determined that there is a differing risk of loss than otherwise prescribed under the inherent base level loss component calculation. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. Impaired loans, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended, are evaluated for specific loss components. Except for consumer loans and leases and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired.
      The inherent base level loss components are generally determined by applying loss factors to specific loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. The Company utilizes an extensive loan grading system which is applied to all commercial and commercial real estate credits. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also extensively monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards.
      Loan balances utilized in the inherent base level loss component computations exclude loans and leases for which specific allocations are maintained. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral value, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; national and local economic conditions and trends; effects of changes in credit concentrations; and observed trends and practices in the banking industry.
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
      The inherent unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable. The inherent unallocated allowance includes management’s subjective determination of amounts necessary for such things as economic uncertainties; customer, industry and geographic concentrations; and expansion into new products and market areas. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable resulting from (i) comparatively poorer economic conditions and an unfavorable business climate in many market regions served by the Company, specifically New York State and central Pennsylvania, that resulted in such regions experiencing significantly poorer economic growth and vitality as compared with much of the rest of the country; (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular the large concentration of commercial real estate loans secured by properties in the New York City metropolitan area and other areas of New York State; (iii) the effect of expansion into new markets, including market areas entered through acquisitions, for which the Company does not have the same degree of familiarity and experience regarding portfolio performance in changing market conditions; (iv) the introduction of new loan and lease product types, including loans and leases to foreign and domestic borrowers obtained through acquisitions; (v) additional risk associated with growth in the Company’s portfolio of consumer loans in recent years, in particular automobile loans and leases, which generally have higher rates of loss than other types of collateralized loans; and (vi) the possible use of imprecise estimates in determining the allocated portion of the allowance.
      Commercial real estate valuations include many assumptions and, as a result, can be highly subjective. Specifically, commercial real estate values in the New York City metropolitan area can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Economic indicators in the most significant market regions served by the Company were mixed during 2004. Private sector job growth in the upstate New York market was just .3%, or less than one-third the national average. The manufacturing-oriented metropolitan areas of Buffalo, Rochester and Syracuse continued to experience weakness, including announced corporate layoffs in those areas. Job growth in other areas of the upstate New York and Pennsylvania regions served by the Company also lagged the national average. In contrast, in the Hudson Valley region of New York State, where the Company’s presence is not as significant as in the areas noted above and where industrial employment was below the United States average, private sector job growth was more than one full percentage point higher than the national average (2.4% compared with 1.0% nationally). Also better than the national average for private sector job growth were the Maryland, District of Columbia, and northern Virginia regions. These mixed signals on private sector job growth, combined with concerns about higher interest rates, high levels of consumer indebtedness, lack of population growth in the upstate New York and central Pennsylvania regions and other factors, continue to indicate an environment of economic uncertainty, particularly in the markets served by the Company in New York and Pennsylvania where approximately 73% of its lending business is conducted.
      A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 13. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components. As described in note 4 of Notes to Financial Statements, loans considered impaired pursuant to the requirements of SFAS No. 114 were $106 million at December 31, 2004 and $164 million at December 31, 2003. The allocated portion of the allowance for credit losses related to impaired loans totaled $17 million and $26 million at December 31, 2004 and 2003, respectively. The unallocated portion of the allowance for credit losses was equal to .42% and ..29% of gross loans outstanding at December 31, 2004 and 2003, respectively. The increase in the unallocated portion of the allowance for credit losses from the end of 2003 to December 31, 2004 was largely attributable to the factors described herein, including the significantly poorer economic environment and performance in many of the major market regions served by the Company and management’s lack of familiarity and long-term experience evaluating the impact of changing economic conditions on the performance of borrowers located in market areas entered through the Allfirst acquisition. Given the prolonged underperformance of the economies of many of the regions served by the Company over a number of years and the significant size of the loan portfolio in the Company’s new market regions entered through the Allfirst acquisition, management deliberately remained cautious and conservative in establishing the unallocated portion of the allowance for credit losses. Given the Company’s high concentration of commercial loans and commercial real estate loans in New York State, including the upstate New York region, and central Pennsylvania, and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Nevertheless, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category.
Table 13
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2004	2003	2002	2001	2000

	(Dollars in thousands)
Commercial, financial, agricultural, etc.	$147,550	$186,902	$120,627	$130,156	$125,568
Real estate	166,910	170,493	152,758	139,848	122,218
Consumer	148,591	152,759	113,711	94,710	76,839
Unallocated	163,813	103,904	49,376	60,294	50,078

Total	$626,864	$614,058	$436,472	$425,008	$374,703

As a percentage of gross loans
and leases outstanding

Commercial, financial, agricultural, etc.	1.45%	1.99%	2.23%	2.50%	2.43%
Real estate	.96	1.10	1.17	1.00	.97
Consumer	1.33	1.37	1.51	1.52	1.49
      Management believes that the allowance for credit losses at December 31, 2004 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $627 million or 1.63% of total loans and leases at December 31, 2004, compared with $614 million or 1.72% at December 31, 2003 and $436 million or 1.70% at December 31, 2002. The decline in the level of the allowance as a percentage of outstanding loans and leases at December 31, 2004 reflects improvement in various credit factors, including the already discussed decreases in net charge-offs and nonperforming loans. Should the various credit factors considered by management in establishing the allowance for credit losses reflect sustained positive trends and should management’s assessment of losses inherent in the loan portfolios decline, the level of the allowance as a percentage of loans will decrease in future periods. On the April 1, 2003 acquisition date, Allfirst had an allowance for credit losses of $146 million, or 1.43% of Allfirst’s loans then outstanding. Immediately following the acquisition, the combined balance sheet of M&T and Allfirst included an allowance for credit losses of $591 million, or 1.62% of the $36.5 billion of then outstanding loans. The ratio of the allowance to nonperforming loans at the end of 2004, 2003 and 2002 was 364%, 256% and 203%, respectively. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
      In establishing the allowance for credit losses, management follows a consistent methodology as described herein, including taking a conservative view of borrowers’ abilities to repay loans. The establishment of the allowance is extremely subjective and requires management to make many judgments about borrower, industry, regional and national economic health and performance. In order to present examples of the possible impact on the allowance from certain changes in credit quality factors, the Company assumed the following scenarios for possible deterioration of credit quality:

•	For consumer loans and leases considered smaller balance homogenous loans and evaluated collectively, a 20 basis point increase in loss factors;

•	For residential real estate loans and home equity loans and lines of credit, also considered smaller balance homogenous loans and evaluated collectively, a 10 basis point increase in loss factors; and

•	For commercial loans and commercial real estate loans, which are not similar in nature, a migration of loans to lower-ranked risk grades resulting in a 30% increase in the balance of classified credits in each risk grade.

      For possible improvement in credit quality factors, the scenarios assumed were:

•	For consumer loans and leases, a 10 basis point decrease in loss factors;

•	For residential real estate loans and home equity loans and lines of credit, a 5 basis point decrease in loss factors; and

•	For commercial loans and commercial real estate loans, a migration of loans to higher-ranked risk grades resulting in a 5% decrease in the balance of classified credits in each risk grade.
      The scenario analyses resulted in an additional $52 million in losses that could be identifiable under the assumptions for credit deterioration, whereas under the assumptions for credit improvement a $15 million reduction in such losses could occur. These examples are only a few of numerous reasonably possible scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses based on changes in assumptions and other factors.
      Commercial real estate loans secured by multifamily properties and properties used in providing retail goods and services in the New York City metropolitan area each represented 5% of loans outstanding at December 31, 2004. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2004. Outstanding loans to foreign borrowers were $230 million at December 31, 2004, or .6% of total loans and leases.
      Assets acquired in settlement of defaulted loans totaled $13 million at December 31, 2004, compared with $20 million and $17 million at December 31, 2003 and 2002, respectively.
Other Income
      Other income rose 13% to $943 million in 2004 from $831 million in 2003. The increase in such income was attributable to the full-year impact of revenues related to operations in market areas associated with the former Allfirst franchise. Excluding Allfirst-related revenues, higher levels of service charges on deposit accounts, letter of credit and other credit-related fees and insurance-related sales commissions and other revenues were offset by a decline in mortgage banking revenues. Other income in 2003 was 62% higher than the $512 million earned in 2002. Approximately $279 million of the increase in 2003 was attributable to revenues related to operations or market areas associated with Allfirst. Higher mortgage banking revenues and service charges on deposit accounts also contributed to the improvement.
      Mortgage banking revenues were $124 million in 2004, $149 million in 2003 and $116 million in 2002. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities are largely comprised of the origination, sales and servicing of loans in conjunction with the FNMA DUS program. The operations relating to this program were acquired as part of the Allfirst transaction.
      Residential mortgage banking revenues, which consist of gains from sales of residential mortgage loans and loan servicing rights, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, declined 23% to $100 million in 2004 from $129 million in 2003. A lower level of loan originations in 2004 as compared with 2003 was the most significant factor causing the decrease in revenues. Higher origination activity in 2003 reflected the impact of historically low levels of interest rates during that year that produced an extremely favorable environment for loan origination and refinancing activities by consumers. Also contributing to 2004’s decreased revenues was the adoption of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” In March 2004, the SEC issued SAB No. 105, which provides guidance regarding the accounting for loans held for sale and loan commitments accounted for as derivative instruments. In accordance with SAB No. 105, effective April 1, 2004, value ascribable to loan cash flows that will ultimately be realized in connection with mortgage servicing activities should not be included in the determination of fair value of loans held for sale or commitments to originate loans for sale, but rather should only be recognized at the time the underlying mortgage loans are sold. The Company’s adoption of the SEC guidance resulted in a deferral of mortgage banking revenues of approximately $6 million. Neither the amount or timing of receipt of such cash flows nor the economic value of the loans and commitments have changed as a result of this accounting guidance. Residential mortgage banking revenues in 2003 were 11% higher than the $116 million earned in 2002. The higher revenues in 2003 were due to the impact of the favorable environment for loan origination and refinancing activities by consumers noted above.
      Residential mortgage loans originated for sale to other investors aggregated approximately $4.8 billion in 2004, compared with $5.9 billion in 2003 and $5.7 billion in 2002. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled $32 million in 2004, down from $65 million in 2003 and $54 million in 2002. Revenues from servicing residential mortgage loans for others increased to $57 million in 2004 from $54 million in 2003 and $53 million in 2002. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans totaling $6 million, $5 million and $4 million in 2004, 2003 and 2002, respectively. Residential mortgage loans serviced for others totaled $14.9 billion at December 31, 2004, $13.6 billion a year earlier and $12.6 billion at December 31, 2002, including the small balance commercial mortgage loans noted above of approximately $1.6 billion, $1.0 billion and $586 million at December 31, 2004, 2003 and 2002, respectively. Capitalized residential mortgage loan servicing assets, net of a valuation allowance for possible impairment, totaled $133 million at December 31, 2004, compared with $129 million and $103 million at December 31, 2003 and 2002, respectively. Included in capitalized residential mortgage servicing assets were $13 million at December 31, 2004, $8 million a year earlier and $6 million at December 31, 2002 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Additional information about the Company’s capitalized residential mortgage loan servicing assets, including information about the calculation of estimated fair value, is presented herein under the heading “Other Expense” and in note 7 of Notes to Financial Statements. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $764 million and $422 million, respectively, at December 31, 2004, $824 million and $459 million, respectively, at December 31, 2003 and $1.5 billion and $825 million, respectively, at December 31, 2002. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $3 million, $7 million and $15 million at December 31, 2004, 2003 and 2002, respectively. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net decreases in revenue in 2004 of $4 million (reflecting a $6 million decrease attributable to the implementation of SAB No. 105) and in 2003 of $8 million. A $7 million increase in net unrealized gains added to mortgage banking revenues in 2002.
      Commercial mortgage banking revenues totaled $25 million and $20 million in 2004 and 2003, respectively, including $13 million of revenues from loan origination and sales activities in each respective year, and $12 million and $7 million, respectively, of loan servicing revenues. Commercial mortgage banking revenues in 2004 and 2003 were predominantly related to operations obtained in the Allfirst acquisition, as previously noted. Capitalized commercial mortgage loan servicing assets totaled $22 million at each of December 31, 2004 and 2003. Commercial mortgage loans serviced for other investors totaled $4.1 billion and $3.8 billion at December 31, 2004 and 2003, respectively, and included $926 million and $825 million, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. At December 31, 2004 and 2003, commitments to sell commercial mortgage loans were $167 million and $72 million, respectively, commitments to originate commercial mortgage loans for sale were $106 million and $71 million, respectively, and commercial mortgage loans held for sale were $61 million and $1 million, respectively.
      Revenues from service charges on deposit accounts increased 18% to $366 million in 2004 from $310 million in 2003. Approximately 80% of that year-over-year increase was in regions associated with Allfirst and was largely due to the full-year impact of that transaction. Deposit account service charges in 2003 were 85% higher than $168 million in 2002. Fees for services provided to customers in areas formerly served by Allfirst contributed $127 million to such revenue in 2003. The remaining increase was largely the result of fee increases for check processing services on retail customer transaction accounts.

      Trust income includes fees for trust and custody services provided to personal, corporate and institutional customers, and investment management and advisory fees that are often based on a percentage of the market value of assets under management. Trust income increased 19% to $136 million in 2004 from $115 million in 2003 due to the full-year impact of the Allfirst transaction. Trust income rose 91% in 2003 from $60 million in 2002, and included $55 million of revenues associated with the operations obtained in the Allfirst acquisition. During 2004 and 2003, increases in market values of equity securities were offset by lower managed balances of proprietary mutual funds. Total trust assets, which include assets under management and assets under administration, were $128.4 billion at December 31, 2004, compared with $134.5 billion at December 31, 2003. Trust assets under management totaled $22.9 billion and $24.4 billion at December 31, 2004 and 2003, respectively. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $54 million in 2004, 5% higher than $51 million in 2003. Brokerage services income was $43 million in 2002. The higher levels of such income in 2004 and 2003 as compared with 2002 were the result of revenues earned in the former Allfirst regions.
      Trading account and foreign exchange activity resulted in gains of $19 million in 2004, $16 million in 2003 and $3 million in 2002. The higher gains in 2004 and 2003 as compared with 2002 were due in part to increased volumes of trading assets and liabilities and reflect fees and market value changes related to interest rate swap agreements and foreign exchange contracts executed with customers associated with the former Allfirst franchise. Offsetting trading positions are entered into by the Company to minimize the risks involved with these transactions. Also contributing to the rise in such gains in 2003 from 2002 were market value increases of $6 million in trading assets held in connection with deferred compensation plans. A largely offsetting expense resulting from corresponding increases in deferred compensation-related liabilities is included in other costs of operations. Trading account assets held in connection with deferred compensation plans were $40 million and $39 million at December 31, 2004 and 2003, respectively. The Company sold bank investment securities resulting in gains of $3 million and $2 million in 2004 and 2003, respectively, compared with losses of $608 thousand in 2002.
      Other revenues from operations rose to $240 million in 2004 from $188 million in 2003 and $122 million in 2002. Included in the 2004 and 2003 totals were approximately $93 million and $58 million, respectively of revenues related to operations and/or market areas associated with Allfirst. Higher letter of credit and other credit-related fees and insurance-related sales commissions and other revenues also contributed to the higher revenues in 2004 as compared with 2003. Factors contributing to the increase from 2002 to 2003 not related to Allfirst included higher revenues from merchant discount and credit card activities and letter of credit and other credit-related fees.
      Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $74 million ($37 million Allfirst-related), $54 million ($24 million Allfirst-related) and $26 million in 2004, 2003 and 2002, respectively. The increase in such fees in 2004 as compared with 2003 not specifically related to Allfirst was the result of higher sales of letter of credit products and increased fees earned from loan syndication activities. Tax-exempt income earned from bank owned life insurance aggregated $48 million ($17 million Allfirst-related), $45 million ($12 million Allfirst-related) and $33 million in 2004, 2003 and 2002, respectively. Such income includes increases in cash surrender value of life insurance policies and benefits received. Revenues from merchant discount and credit card fees were $28 million in 2004 ($11 million Allfirst-related), $26 million in 2003 ($7 million Allfirst-related) and $13 million in 2002. Insurance-related sales commissions and other revenues totaled $22 million in 2004, compared with $18 million and $15 million in 2003 and 2002, respectively. ATM usage fees aggregated $22 million ($8 million Allfirst-related) in 2004, compared with $19 million ($6 million Allfirst-related) in 2003 and $12 million in 2002.
Other Expense
      Other expense increased 5% to $1.52 billion in 2004 from $1.45 billion in 2003. Other expense totaled $962 million in 2002. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $75 million, $78 million and

$51 million in 2004, 2003 and 2002, respectively, and merger-related expenses of $60 million in 2003. There were no merger-related expenses in 2004 or 2002. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $1.44 billion in 2004, up 10% from $1.31 billion in 2003. A significant portion of the increase in such expenses was due to operations associated with Allfirst, specifically, the inclusion of twelve months of Allfirst-related operating expenses in 2004 compared with nine months of similar expenses in 2003. Also contributing to the higher expense level in 2004 was the $25 million charitable contribution already discussed. Noninterest operating expenses were $910 million in 2002. The April 1, 2003 acquisition of Allfirst was the predominant factor contributing to the higher expense level in 2003 as compared with 2002. Nevertheless, because the acquired operations of Allfirst were integrated with the operations the Company previously had throughout the last nine months of 2003 and in 2004, the Company’s higher operating expenses cannot be precisely divided between or attributed directly to the acquired operations of Allfirst or to the Company as it existed prior to the transaction. Partially offsetting the higher level of expenses in 2003 was a $30 million decline in charges for impairment of capitalized residential mortgage servicing rights. Such impairment charges were $2 million in 2003 and $32 million in 2002. The Company recognized a partial recovery of the capitalized residential mortgage servicing rights impairment valuation allowance of $4 million in 2004. Table 3 provides a reconciliation of other expense to noninterest operating expense and a summary of merger-related expenses.
      Salaries and employee benefits expense totaled $807 million in 2004, 9% higher than $740 million in 2003. Salaries and employee benefits expense was $497 million in 2002. Expenses related to the acquired operations of Allfirst were the leading contributors to the rise in salaries and employee benefits during the past two years. The Company recognizes expense for stock-based compensation using the fair value method of accounting for all stock-based compensation granted to employees after January 1, 1995. As a result, salaries and employee benefits expense in 2004, 2003 and 2002 included $48 million, $43 million and $41 million, respectively, of stock-based compensation.
      Pension benefit expense is a significant cost to the Company and totaled $30 million in 2004, $24 million in 2003, and $6 million in 2002. The determination of pension expense and the recognition of net pension assets and liabilities requires management to make various assumptions that can significantly impact the actuarial calculations related thereto. These assumptions include the expected long-term rate of return on plan assets, the rate of increase in future compensation levels and the discount rate. Changes in any of these assumptions will impact the Company’s pension expense. The expected long-term rate of return assumption is determined by taking into consideration asset allocations, historical returns on the types of assets held and current economic factors. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. The discount rate used by the Company to determine the present value of the Company’s future benefit obligations reflects market yields for a hypothetical portfolio of highly rated corporate bonds that would produce cash flows similar to the Company’s benefit plan obligations. Other factors used to estimate the projected benefit obligations include actuarial assumptions for mortality rate, turnover rate, retirement rate and disability rate. Those other factors do not tend to change significantly over time. The Company reviews its pension plan assumptions annually to ensure that such assumptions are reasonable and adjusts those assumptions, as necessary, to reflect changes in future expectations. The Company utilizes actuaries and others to aid in that assessment.
      The Company’s 2004 pension expense for its defined benefit plans was determined using the following assumptions: a long-term rate of return on assets of 8.50%; a rate of future compensation increase of 4.91%; and a discount rate of 6.25%. To demonstrate the sensitivity of pension expense to changes in the Company’s pension plan assumptions, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of $1 million; the rate of increase in compensation would have resulted in an increase in pension expense of $1 million; and the discount rate would have resulted in a decrease in pension expense of $3 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in opposite direction from the changes presented in the preceding sentence. The accounting guidance promulgated in SFAS No. 87, “Employers’ Accounting for Pensions,” reflects the long-term nature of benefit obligations and the investment horizon of plan assets, and has the effect of reducing earnings volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses resulting from changes in assumptions and investment returns which are different from that which is assumed. As of December 31, 2004, the Company had cumulative unrecognized actuarial losses of approximately $99 million that could result in an increase in the Company’s future pension expense depending on several factors, including whether such losses at each measurement date exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with SFAS No. 87, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of unrealized losses had the effect of increasing the Company’s pension expense by approximately $2 million in each of 2004 and 2003. Similar amortization in 2002 was not significant.
      Reflecting declines in the discount rate used to value pension plan obligations from 6.75% at December 31, 2002 to 6.25% at December 31, 2003 and 6.00% at December 31, 2004, the accumulated benefit obligation of certain of the Company’s pension plans exceeded the fair value of the assets of such plans by approximately $116 million at December 31, 2004 and $86 million at December 31, 2003. The lower discount rate resulted from declines in market rates of return on high quality fixed-income investments currently available and expected to be available during the period to payment of the pension benefits. In accordance with the provisions of SFAS No. 87, the Company was required to have a recorded pension liability for those plans that was at least equal to $116 million at December 31, 2004 and $86 million at December 31, 2003. As a result, as of December 31, 2003 the Company increased its previously recorded pension liability by $21 million with a corresponding reduction of other comprehensive income that, net of applicable deferred taxes, was approximately $12 million. A combination of investment returns on plan assets during 2004, a 25 basis point decline in the discount rate assumption to 6.00% and favorable demographic experience, caused that additional minimum liability required under SFAS No. 87 to remain virtually unchanged as of December 31, 2004. A further 25 basis point decrease in the assumed discount rate as of December 31, 2004 to 5.75% would have resulted in increases in the accumulated benefit obligations and projected benefit obligations of all pension plans of $21 million and $26 million, respectively. Under that scenario, the minimum pension liability adjustment would have been $42 million rather than the $21 million that was actually recorded. A 25 basis point increase in the assumed discount rate would have decreased the accumulated benefit obligations and projected benefit obligations of all pension plans by $20 million and $25 million, respectively. Under this latter scenario, the minimum pension liability adjustment would have been $1 million as of December 31, 2004. The Company did not make any contributions to its qualified pension plans in 2003 or 2004. In 2002, the Company contributed $19 million to its qualified pension plans during that year’s fourth quarter. As a result of such contribution, there was no excess of accumulated benefit obligation over the fair value of assets held by the Company’s qualified pension plans as of December 31, 2002. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 11 of Notes to Financial Statements. The number of full-time equivalent employees was 12,678 at December 31, 2004, compared with 13,305 and 8,726 at December 31, 2003 and 2002, respectively.
      Excluding the nonoperating expense items already noted, nonpersonnel operating expenses aggregated $634 million in 2004, 10% above $578 million in 2003. Nonpersonnel operating expenses were $413 million in 2002. The full-year impact of the Allfirst acquisition was a significant contributor to the higher expense levels during 2004 as compared with 2003, when only nine months of Allfirst-related operating expenses were incurred. Also contributing to the increase in expenses in 2004 was the $25 million charitable contribution already discussed. The Allfirst acquisition was the most significant factor resulting in the higher nonpersonnel operating expense level in 2003 as compared with 2002. Increased expenses for amortization of capitalized residential mortgage servicing rights and professional services also contributed to the higher expenses in both 2004 and 2003 as compared with the immediately preceding years. Partially offsetting those higher expenses were lower charges for impairment of capitalized residential mortgage servicing rights, which totaled $2 million in 2003 and $32 million in 2002. During 2004, a $4 million partial reversal of the valuation allowance for possible impairment of capitalized residential mortgage servicing rights was recognized. Those adjustments to the valuation allowance resulted from changes in the estimated fair value of capitalized mortgage servicing rights that reflect the impact of changing interest rates on the expected rate of residential mortgage loan prepayments. Information about the assumptions used by management in estimating the fair value of capitalized mortgage servicing rights and the estimated impact of changes in those assumptions are included in note 7 of Notes to Financial Statements.
Income Taxes
      The provision for income taxes was $344 million in 2004, compared with $277 million in 2003 and $219 million in 2002. The effective tax rates were 32.3%, 32.5% and 32.4% in 2004, 2003 and 2002, respectively. During the third quarter of 2004, the Company reorganized two of its subsidiaries which altered the taxable status of such subsidiaries in certain jurisdictions thereby decreasing the Company’s effective state income tax rate. As a result of the reorganizations, both income tax expense and deferred tax liabilities at September 30, 2004 were reduced by $12 million. The Company’s effective income tax rate in future periods is not expected to be significantly different from what it otherwise would have been had the subsidiary reorganizations not occurred. Nevertheless, the effective tax rate in future periods will be affected by the results of operations attributable to the various tax jurisdictions within which the Company operates and any changes in income tax regulations, or interpretations of such regulations, by tax authorities within those jurisdictions. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 12 of Notes to Financial Statements.
International Activities
      The Company’s net investment in international assets totaled $248 million at December 31, 2004 and $234 million at December 31, 2003. Such assets included $230 million and $218 million, respectively, of loans to foreign borrowers. Offshore deposits totaled $4.2 billion at December 31, 2004 and $2.2 billion at December 31, 2003. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.
Liquidity, Market Risk, and Interest Rate Sensitivity
      As a financial intermediary the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.
      The most significant funding source for the Company has historically been core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, in recent years the Company has faced increased competition in offering services and products from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 59% of the Company’s earning assets at December 31, 2004, compared with 67% and 60% at December 31, 2003 and 2002, respectively.
      The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, offshore branch deposits and borrowings from the FHLB and others. M&T Bank had short-term and long-term credit facilities with the FHLB aggregating $6.1 billion at December 31, 2004. Outstanding borrowings under these credit facilities totaled $3.7 billion and $3.1 billion at December 31, 2004 and 2003, respectively. Such borrowings are secured by loans and investment securities. M&T Bank and M&T Bank, N.A. had available lines of credit with the Federal Reserve Bank of New York totaling approximately $2.7 billion at December 31, 2004. The amounts of these lines are dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under these lines of credit at either December 31, 2004 or 2003.

      The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s total capital as defined by federal regulators. In anticipation of the Allfirst acquisition, M&T Bank issued $400 million of subordinated notes on March 31, 2003 to provide liquidity to fund a portion of the cash consideration paid to AIB and to maintain appropriate regulatory capital ratios. As an additional source of funding, in November 2002, the Company entered into a $500 million revolving asset-backed structured borrowing which is collateralized by approximately $565 million of automobile loans and related assets. The automobile loans and related assets have been transferred to a special purpose consolidated subsidiary of M&T Bank. As existing automobile loans of the subsidiary pay down, monthly proceeds, after payment of certain fees and debt service costs, are used by the subsidiary to obtain additional automobile loans from M&T Bank or another of its subsidiaries to replenish the collateral and maintain the existing borrowing base. Additional information about this borrowing is included in note 18 of Notes to Financial Statements.
      The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $3.7 billion and $3.5 billion at December 31, 2004 and 2003, respectively. In general, these borrowings were unsecured and matured on the next business day. Offshore branch deposits have been used as an alternative to short-term borrowings, as noted earlier, and such deposits outstanding at December 31, 2004 and 2003 totaled $4.2 billion and $2.2 billion, respectively, and generally matured on the next business day.
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
Table 14
DEBT RATINGS

Standard
	Moody’s	and Poor’s	Fitch

M&T Bank Corporation	A3	A-	A-

M&T Bank
Short-term deposits	Prime-1	A-1	F1
Long-term deposits	A2	A	A
Subordinated debt	A3	A-	BBB+
      The Company serves in the capacity of remarketing agent for variable rate demand bonds (“VRDBs”) issued by customers of the Company for the purpose of obtaining financing. The VRDBs are enhanced by a direct-pay letter of credit provided by M&T Bank. Holders of the VRDBs generally have the right to sell the bonds to the remarketing agent with seven days notice, which could result in M&T Bank owning the VRDBs for some period of time until such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. The value of VRDBs in the Company’s trading account totaled $14 million and $22 million at December 31, 2004 and 2003, respectively. At both December 31, 2004 and 2003, the total amount of VRDBs outstanding backed by an

M&T Bank letter of credit was $1.5 billion. M&T Bank also serves as remarketing agent for most of those bonds.
Table 15
MATURITY DISTRIBUTION OF SELECTED LOANS(a)

			2006-
December 31, 2004	Demand	2005	2009	After 2009

	(In thousands)
Commercial, financial, agricultural, etc.	$4,935,128	$1,382,839	$2,667,574	$395,077
Real estate — construction	203,576	1,027,834	478,062	83,725

Total	$5,138,704	$2,410,673	$3,145,636	$478,802

Floating or adjustable interest rates			$2,236,490	$235,037
Fixed or predetermined interest rates			909,146	243,765

Total			$3,145,636	$478,802

(a)	The data do not include nonaccrual loans.
      The Company enters into contractual obligations in the normal course of business which require future cash payments. The contractual amounts and timing of those payments as of December 31, 2004 are summarized in table 16. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 20 of Notes to Financial Statements. Table 16 summarizes the Company’s other commitments as of December 31, 2004 and the timing of the expiration of such commitments.

Table 16
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Less Than One	One to Three	Three to Five	Over Five
December 31, 2004	Year	Years	Years	Years	Total

	(Dollars in thousands)
Payments due for contractual obligations
Time deposits	$4,628,441	$2,192,981	$247,308	$159,784	$7,228,514
Deposits at foreign office	4,232,932	—	—	—	4,232,932
Federal funds purchased and agreements to repurchase securities	3,924,576	—	—	—	3,924,576
Other short-term borrowings	779,088	—	—	—	779,088
Long-term borrowings	1,383,167	1,150,017	1,448,377	2,366,998	6,348,559
Operating leases	46,887	73,374	48,778	83,333	252,372
Other	36,248	16,529	10,371	45,975	109,123

Total	$15,031,339	$3,432,901	$1,754,834	$2,656,090	$22,875,164

Other commitments
Commitments to extend credit	$6,398,751	$3,182,347	$2,694,065	$1,440,851	$13,716,014
Standby letters of credit	1,221,698	1,138,133	620,778	182,292	3,162,901
Commercial letters of credit	37,616	18,219	1,620	—	57,455
Financial guarantees and indemnification contracts	7,916	169,581	115,863	875,157	1,168,517
Commitments to sell real estate loans	931,924	—	—	—	931,924

Total	$8,597,905	$4,508,280	$3,432,326	$2,498,300	$19,036,811

      M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases is the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, at December 31, 2004 approximately $560 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 9 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at December 31, 2004. A similar $30 million line of credit was entirely available for borrowing at December 31, 2003.
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

Table 17
MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

	One Year	One to	Five to	Over
December 31, 2004	or Less	Five Years	Ten Years	Ten Years	Total

	(Dollars in thousands)
Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$2,659	$318,070	$11,122	$—	$331,851
Yield	1.98%	3.52%	3.49%	—%	3.51%
Obligations of states and political subdivisions
Carrying value	13,570	38,552	36,563	21,087	109,772
Yield	7.10%	5.89%	4.88%	8.12%	6.13%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	193,053	827,268	1,084,206	1,528,732	3,633,259
Yield	3.56%	3.58%	3.66%	4.17%	3.85%
Privately issued
Carrying value	141,855	536,859	380,557	2,344,896	3,404,167
Yield	3.98%	4.00%	4.91%	4.65%	4.55%
Other debt securities
Carrying value	32,038	13,906	1,230	143,928	191,102
Yield	6.21%	3.90%	5.38%	5.03%	5.15%
Equity securities
Carrying value	—	—	—	—	384,566
Yield	—	—	—	—	4.01%

Total investment securities available for sale
Carrying value	383,175	1,734,655	1,513,678	4,038,643	8,054,717
Yield	4.05%	3.75%	4.00%	4.50%	4.20%

Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	73,085	7,720	7,822	6,393	95,020
Yield	2.81%	6.35%	7.85%	11.43%	4.09%
Other debt securities
Carrying value	—	—	561	2,469	3,030
Yield	—	—	8.32%	5.14%	5.73%

Total investment securities held to maturity
Carrying value	73,085	7,720	8,383	8,862	98,050
Yield	2.81%	6.35%	7.88%	9.68%	4.14%

Other investment securities	—	—	—	—	321,852

Total investment securities
Carrying value	$456,260	$1,742,375	$1,522,061	$4,047,505	$8,474,619
Yield	3.85%	3.76%	4.02%	4.51%	4.04%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

Table 18
MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE

December 31, 2004

(In thousands)
Under 3 months	$702,233
3 to 6 months	439,651
6 to 12 months	1,240,637
Over 12 months	866,853

Total	$3,249,374

      Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The Company is exposed to interest rate risk in its core banking activities of lending and deposit-taking, since assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and shifts in the maturity curve of interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2004, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $725 million. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under “Net Interest Income/ Lending and Funding Activities” and in note 17 of Notes to Financial Statements.
      The Company’s Risk Forum Committee, which includes members of senior management, monitors the sensitivity of the Company’s net interest income to changes in interest rates with the aid of a computer model that forecasts net interest income under different interest rate scenarios. In utilizing the model, market implied forward interest rates over the subsequent twelve months are generally used to determine a base interest rate scenario for the net interest income simulation. That calculated base net interest income is then compared to the income calculated under interest rate scenarios assuming incremental 100 and 200 basis point changes to the aforementioned base scenario. The model considers the impact of ongoing lending and deposit-gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.
      Table 19 as of December 31, 2004 and 2003 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 19
SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase
	(Decrease) in Projected
	Net Interest Income
	December 31

	2004	2003

Changes in interest rates
	(Dollars in thousands)
+200 basis points	$(20,848)	$(4,504)
+100 basis points	(8,228)	(190)
-100 basis points	12,386	(12,945)
-200 basis points	4,900	(13,064)
      The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. As noted above, the Company also assumed gradual changes in rates during a twelve-month period, including incremental 100 and 200 basis point rate changes, as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of changes in interest rates, market conditions, and interest rate differentials (spreads) between and within maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Company’s past or projected net interest income.
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

Table 20
CONTRACTUAL REPRICING DATA

	Three Months	Four to	One to	After
December 31, 2004	or Less	Twelve Months	Five Years	Five Years	Total

	(Dollars in thousands)
Loans and leases, net	$19,112,923	$3,085,353	$9,111,099	$7,089,102	$38,398,477
Money-market assets	95,800	100	650	—	96,550
Investment securities	2,641,605	1,041,063	1,516,615	3,275,336	8,474,619

Total earning assets	21,850,328	4,126,516	10,628,364	10,364,438	46,969,646

NOW accounts	828,999	—	—	—	828,999
Savings deposits	14,721,663	—	—	—	14,721,663
Time deposits	3,293,940	1,859,127	2,034,091	41,356	7,228,514
Deposits at foreign office	4,229,351	3,581	—	—	4,232,932

Total interest-bearing deposits	23,073,953	1,862,708	2,034,091	41,356	27,012,108

Short-term borrowings	4,703,664	—	—	—	4,703,664
Long-term borrowings	2,708,759	133,108	1,231,997	2,274,695	6,348,559

Total interest-bearing liabilities	30,486,376	1,995,816	3,266,088	2,316,051	38,064,331

Interest rate swaps	(695,000)	155,000	30,000	510,000	—

Periodic gap	$(9,331,048)	$2,285,700	$7,392,276	$8,558,387
Cumulative gap	(9,331,048)	(7,045,348)	346,928	8,905,315
Cumulative gap as a % of total earning assets	(19.9)%	(15.0)%	.7%	19.0%
      The Company engages in trading activities to meet the financial needs of customers, to fund the Company’s obligations under certain deferred compensation plans and, to a limited extent, to profit from perceived market opportunities. Financial instruments utilized in trading activities have included forward and futures contracts related to foreign currencies and mortgage-backed securities, U.S. Treasury and other government securities, mortgage-backed securities, mutual funds and interest rate contracts, such as swap agreements. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions, as well as the type of trading activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by the Risk Forum Committee. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.
      The notional amounts of interest rate contracts entered into for trading purposes totaled $5.9 billion at December 31, 2004 and $5.3 billion at December 31, 2003. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $512 million and $548 million at December 31, 2004 and 2003, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $160 million and $94 million, respectively, at December 31, 2004 and $215 million and $139 million, respectively, at December 31, 2003. Included in trading account assets at December 31, 2004 and 2003 were $40 million and $39 million, respectively, related to deferred compensation plans. Changes in the fair value of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at both

December 31, 2004 and 2003 were $49 million of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
      Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material. Additional information related to trading derivative contracts is included in note 17 of Notes to Financial Statements.
Capital
      Stockholders’ equity at December 31, 2004 was $5.7 billion or 10.82% of total assets, compared with $5.7 billion or 11.47% at December 31, 2003 and $3.2 billion or 9.66% at December 31, 2002. On a per share basis, stockholders’ equity was $49.68 at the 2004 year-end, 4% higher than $47.55 at December 31, 2003 and 43% above $34.82 at December 31, 2002. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $23.62 at December 31, 2004, compared with $21.97 and $22.04 at December 31, 2003 and 2002, respectively. In the calculation of tangible equity per common share, stockholders’ equity is reduced by the carrying values of goodwill and core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of total stockholders’ equity and tangible equity as of December 31, 2004, 2003 and 2002 is presented in table 3. The ratio of average total stockholders’ equity to average total assets was 11.07%, 10.89% and 9.48% in 2004, 2003 and 2002, respectively.
      To complete the acquisition of Allfirst on April 1, 2003, M&T issued 26,700,000 shares of common stock to AIB resulting in an addition to stockholders’ equity of $2.0 billion. The value ascribed to the common shares issued to AIB was based on the market value of M&T common stock at the time the terms of the merger were agreed to and announced by M&T and AIB.
      Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale; unrealized fair value gains or losses associated with interest rate swap agreements designated as cash flow hedges; and minimum pension liability adjustments. Net unrealized losses on available-for-sale investment securities were $5 million, or $.04 per common share, at December 31, 2004, compared with gains of $38 million, or $.32 per common share, at December 31, 2003 and $55 million, or $.60 per common share, at December 31, 2002. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Net unrealized fair value losses associated with interest rate swap agreements designated as cash flow hedges, were $622 thousand at December 31, 2002, representing less than $.01 per share at that date. There were no outstanding interest rate swap agreements designated as cash flow hedges at December 31, 2004 or December 31, 2003. The minimum pension liability adjustment, net of applicable tax effect, reduced accumulated other comprehensive income by $12 million at December 31, 2004 and 2003, or by $.11 per share and $.10 per share on those respective dates. There was no such adjustment at December 31, 2002. Information about the funded status of the Company’s pension plans is included in note 11 of Notes to Financial Statements.
      Cash dividends paid in 2004 on M&T’s common stock aggregated $188 million, compared with $135 million and $97 million in 2003 and 2002, respectively. M&T increased the quarterly dividend on its common stock in the fourth quarter of 2002 from $.25 per share to $.30 per share, and again in 2004’s first quarter to $.40 per share. Dividends per common share totaled $1.60 in 2004, up from $1.20 in 2003 and $1.05 in 2002.
      M&T repurchased 6,520,800 shares of its common stock in 2004 and 3,007,585 shares in 2002, at a cost of $610 million and $240 million, respectively. In December 2004, M&T announced that it had been authorized by its Board of Directors to purchase up to an additional 5,000,000 shares of its common stock. Through December 31, 2004, M&T had repurchased a total of 152,900 shares of common stock pursuant to such plan at an average cost of $106.95 per share. M&T had discontinued purchases of its common stock during the third quarter of 2002, determining instead that it would use the Company’s internal generation of capital to support the acquisition of Allfirst. As a result, there were no common stock repurchases in 2003. However, M&T resumed purchases of its common stock in January 2004, and completed repurchase plans during 2004 that had been announced in November 2001 and February 2004.
      Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of December 31, 2004, core capital included $687 million of the trust preferred securities described in note 9 of Notes to Financial Statements and total capital further included $1.1 billion of subordinated capital notes.
      The capital ratios of the Company and its banking subsidiaries as of December 31, 2004 and 2003 are presented in note 22 of Notes to Financial Statements.
      The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as a percentage of regulatory “core capital” at the beginning of each year, was 18.12% in 2004, 23.35% in 2003 and 19.78% in 2002.
Fourth Quarter Results
      Net income rose 15% to $192 million during the fourth quarter of 2004 from $167 million in the year-earlier quarter. Diluted and basic earnings per share were $1.62 and $1.66, respectively, in 2004’s final quarter, compared with $1.35 and $1.39, respectively, in the fourth quarter of 2003. Expressed as an annualized rate of return on average assets and average common stockholders’ equity, net income for the fourth quarter of 2004 was 1.45% and 13.37%, respectively, compared with 1.35% and 11.77%, respectively, in the year-earlier period.
      Net operating income in the fourth quarter of 2004 increased to $202 million, 11% higher than $182 million in the final quarter of 2003. Diluted net operating earnings per share increased 16% to $1.70 in the recently completed quarter from $1.47 in the year-earlier quarter. The annualized net operating returns on average tangible assets and average tangible common equity were 1.62% and 29.69%, respectively, in 2004’s fourth quarter, compared with 1.57% and 28.33%, respectively, in the corresponding quarter of 2003. Core deposit and other intangible asset amortization, after tax effect, totaled $10 million ($.08 per diluted share) and $13 million ($.11 per diluted share) in the fourth quarters of 2004 and 2003, respectively. Merger-related expenses incurred during the fourth quarter of 2003 totaled $2 million, after applicable tax effect, or $.01 per diluted share. There were no merger-related expenses incurred during 2004. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2004 and 2003 are provided in table 22.
      Taxable-equivalent net interest income grew to $446 million in the recent quarter, up 5% from $426 million in the fourth quarter of 2003. A 9% increase in average earning assets partially offset by a narrowing of the Company’s net interest margin resulted in the improvement. Average earning assets totaled $46.5 billion in the three-month period ended December 31, 2004, up from $42.7 billion in the fourth quarter of 2003. Average loans and leases for the recently completed quarter aggregated $38.1 billion, 5% higher than $36.4 billion during 2003’s final quarter. Average loan balances in 2003 reflect the impact of fourth quarter transactions in that year in which M&T converted residential real estate loans of $1.3 billion into mortgage-backed securities. Those transactions are described in “Net Interest Income/ Lending and Funding Activities” and in note 18 of Notes to Financial Statements. The yield on earning assets was 5.24% in the last quarter of 2004, up 8 basis points from 5.16% in the year-earlier period. The rate paid on interest-bearing liabilities was 1.75% in the fourth quarter of 2004, up 27 basis points from 1.48% in the corresponding period in 2003. The resulting net interest spread was 3.49% in 2004’s final quarter, compared with 3.68% in the fourth quarter of 2003. As a result, the Company’s net interest margin declined to 3.82% in the recent quarter from 3.96% in the final quarter of 2003. Given that rates paid on interest-bearing liabilities tend to re-price more quickly than yields on many earning assets, rising short-

term interest rates in the second half of 2004 have caused a contraction of the net interest spread when comparing the fourth quarters of 2004 and 2003.
      The provision for credit losses was $28 million in the fourth quarter of both 2004 and 2003. Net charge-offs of loans totaled $27 million in the recent quarter, compared with $32 million in the year-earlier quarter. As an annualized percentage of average loans and leases, net charge-offs were ..29% and .35% in the fourth quarter of 2004 and 2003, respectively.
      Other income aggregated $238 million in the final quarter of 2004, compared with $234 million in 2003’s fourth quarter. Higher mortgage banking revenues and service charges on deposit accounts were partially offset by lower gains on the sale of bank investment securities.
      Noninterest expense in the final three months of 2004 totaled $362 million, 4% below $378 million in the year-earlier period. Included in such amounts are expenses considered “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $16 million and $21 million in the fourth quarter of 2004 and 2003, respectively, and merger-related expenses of $3 million in 2003’s fourth quarter. Exclusive of these nonoperating expenses, noninterest operating expenses were $346 million in the recent quarter, down from the $354 million recorded in 2003’s fourth quarter. The decrease in operating expenses was due largely to lower equipment and net occupancy, advertising and promotion, and other operating expenses, partially offset by a smaller reduction in expenses relating to the reversal of the valuation allowance for possible impairment of capitalized residential mortgage servicing rights. Operating expenses in the final quarter of 2004 reflect a $222 thousand reduction in expenses resulting from a partial reversal of that valuation allowance, compared with a $4 million reduction of such valuation allowance in 2003’s fourth quarter. The Company’s efficiency ratio during the fourth quarter of 2004 and 2003 was 50.6% and 53.9%, respectively. Table 22 includes a reconciliation of other expense to noninterest operating expense for each of the quarters of 2004 and 2003.

Table 21
QUARTERLY TRENDS

	2004 Quarters				2003 Quarters

	Fourth	Third	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$613,012	$587,598	$565,090	$550,362	$554,673	$568,319	$580,704	$439,182
Interest expense	166,755	143,771	126,805	126,829	129,173	133,539	145,506	119,592

Net interest income	446,257	443,827	438,285	423,533	425,500	434,780	435,198	319,590
Less: provision for credit losses	28,000	17,000	30,000	20,000	28,000	34,000	36,000	33,000
Other income	237,559	244,925	232,334	228,151	233,757	231,594	232,897	132,847
Less: other expense	361,922	406,922	357,207	389,967	378,355	396,400	431,147	242,278

Income before income taxes	293,894	264,830	283,412	241,717	252,902	235,974	200,948	177,159
Applicable income taxes	97,624	73,843	94,538	77,997	81,801	75,329	62,600	56,998
Taxable-equivalent adjustment	4,065	4,546	4,489	4,230	4,200	4,182	4,308	3,623

Net income	$192,205	$186,441	$184,385	$159,490	$166,901	$156,463	$134,040	$116,538

Per common share data
Basic earnings	$1.66	$1.59	$1.56	$1.33	$1.39	$1.31	$1.12	$1.26
Diluted earnings	1.62	1.56	1.53	1.30	1.35	1.28	1.10	1.23
Cash dividends	$.40	$.40	$.40	$.40	$.30	$.30	$.30	$.30
Average common shares outstanding
Basic	115,953	116,897	118,224	119,738	120,141	119,727	119,393	92,399
Diluted	119,010	119,665	120,655	122,316	123,328	122,593	122,366	95,062
Performance ratios, annualized
Return on
Average assets	1.45%	1.42%	1.45%	1.29%	1.35%	1.24%	1.10%	1.43%
Average common stockholders’ equity	13.37%	13.02%	13.12%	11.19%	11.77%	11.37%	10.00%	14.46%
Net interest margin on average earning assets (taxable-equivalent basis)	3.82%	3.85%	3.92%	3.92%	3.96%	4.02%	4.12%	4.32%
Nonperforming loans to total loans and leases, net of unearned discounts	.45%	.48%	.51%	.70%	.67%	.77%	.86%	.88%
Efficiency ratio(a)	52.95%	59.08%	53.27%	60.07%	57.18%	56.60%	59.59%	52.37%
Net operating (tangible) results(b)
Net income (in thousands)	$202,215	$197,822	$196,158	$172,423	$181,594	$182,670	$169,436	$127,231
Diluted net income per common share	1.70	1.65	1.63	1.41	1.47	1.49	1.38	1.34
Annualized return on
Average tangible assets	1.62%	1.60%	1.64%	1.48%	1.57%	1.55%	1.48%	1.62%
Average tangible common stockholders’ equity	29.69%	29.42%	30.12%	26.02%	28.33%	30.67%	29.89%	24.68%
Efficiency ratio(a)	50.56%	56.38%	50.39%	56.81%	53.93%	53.22%	56.20%	49.81%
Balance sheet data
In millions, except per share
Average balances
Total assets(c)	$52,725	$52,170	$51,251	$49,915	$49,123	$50,024	$49,010	$33,061
Total tangible assets(c)	49,647	49,075	48,137	46,781	45,968	46,848	45,822	31,884
Earning assets	46,535	45,874	44,923	43,444	42,672	42,885	42,386	30,004
Investment securities	8,326	8,195	7,943	7,516	6,212	5,837	5,654	3,638
Loans and leases, net of unearned discount	38,142	37,611	36,904	35,843	36,361	36,953	36,632	25,789
Deposits	34,768	34,569	33,702	32,856	32,357	31,954	31,189	21,078
Stockholders’ equity(c)	5,721	5,697	5,654	5,732	5,625	5,461	5,377	3,267
Tangible stockholders’ equity(c)	2,710	2,675	2,619	2,665	2,543	2,363	2,274	2,090
At end of quarter
Total assets(c)	$52,939	$52,887	$52,094	$50,832	$49,826	$50,259	$50,399	$33,444
Total tangible assets(c)	49,869	49,801	48,990	47,708	46,681	47,093	47,211	32,271
Earning assets	46,970	46,454	45,757	44,335	43,134	43,257	43,038	30,396
Investment securities	8,475	8,437	8,161	7,656	7,259	5,957	5,946	4,146
Loans and leases, net of unearned discount	38,398	37,950	37,522	36,515	35,772	37,160	37,002	26,224
Deposits	35,429	34,976	34,954	33,341	33,115	32,414	32,539	21,924
Stockholders’ equity(c)	5,730	5,710	5,657	5,734	5,717	5,572	5,433	3,313
Tangible stockholders’ equity(c)	2,724	2,694	2,629	2,674	2,642	2,482	2,327	2,140
Equity per common share	49.68	49.11	48.21	48.17	47.55	46.49	45.46	35.81
Tangible equity per common share	23.62	23.17	22.40	22.47	21.97	20.71	19.47	23.13
Market price per common share
High	$108.75	$98.66	$92.70	$98.65	$98.98	$90.93	$90.91	$84.48
Low	95.40	86.80	82.90	88.08	87.50	83.65	79.00	74.71
Closing	107.84	95.70	87.30	89.85	98.30	87.30	84.22	78.58

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 22.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 22.

Table 22
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2004 Quarters				2003 Quarters

	Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$192,205	$186,441	$184,385	$159,490	$166,901	$156,463	$134,040	$116,538
Amortization of core deposit and other intangible assets(a)	10,010	11,381	11,773	12,933	13,059	13,790	13,883	7,094
Merger-related expenses(a)		—	—	—	1,634	12,417	21,513	3,599

Net operating income	$202,215	$197,822	$196,158	$172,423	$181,594	$182,670	$169,436	$127,231

Earnings per share
Diluted earnings per common share	$1.62	$1.56	$1.53	$1.30	$1.35	$1.28	$1.10	$1.23
Amortization of core deposit and other intangible assets(a)	.08	.09	.10	.11	.11	.11	.11	.07
Merger-related expenses(a)	—	—	—	—	.01	.10	.17	.04

Diluted net operating earnings per share	$1.70	$1.65	$1.63	$1.41	$1.47	$1.49	$1.38	1.34

Other expense
Other expense	$361,922	$406,922	$357,207	$389,967	$378,355	$396,400	$431,147	$242,278
Amortization of core deposit and other intangible assets	(16,393)	(18,619)	(19,250)	(21,148)	(21,345)	(22,538)	(22,671)	(11,598)
Merger-related expenses	—	—	—	—	(2,533)	(19,251)	(33,158)	(5,445)

Noninterest operating expense	$345,529	$388,303	$337,957	$368,819	$354,477	$354,611	$375,318	$225,235

Merger-related expenses
Salaries and employee benefits	$—	$—	$—	$—	$426	$4,278	$3,553	$285
Equipment and net occupancy	—	—	—	—	472	758	800	96
Printing, postage and supplies	—	—	—	—	241	614	2,319	42
Other costs of operations	—	—	—	—	1,394	13,601	26,486	5,022

Total	$—	$—	$—	$—	$2,533	$19,251	$33,158	$5,445

Balance sheet data
In millions
Average assets
Average assets	$52,725	$52,170	$51,251	$49,915	$49,123	$50,024	$49,010	$33,061
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,893)	(1,098)
Core deposit and other intangible assets	(174)	(191)	(210)	(230)	(251)	(272)	(295)	(112)
Deferred taxes	—	—	—	—	—	—	—	33

Average tangible assets	$49,647	$49,075	$48,137	$46,781	$45,968	$46,848	$45,822	$31,884

Average equity
Average equity	$5,721	$5,697	$5,654	$5,732	$5,625	$5,461	$5,377	$3,267
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,893)	(1,098)
Core deposit and other intangible assets	(174)	(191)	(210)	(230)	(251)	(272)	(295)	(112)
Deferred taxes	67	73	79	67	73	78	85	33

Average tangible equity	$2,710	$2,675	$2,619	$2,665	$2,543	$2,363	$2,274	$2,090

At end of quarter
Total assets
Total assets	$52,939	$52,887	$52,094	$50,832	$49,826	$50,259	$50,399	$33,444
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(1,098)
Core deposit and other intangible assets	(166)	(182)	(200)	(220)	(241)	(262)	(284)	(107)
Deferred taxes	—	—	—	—	—	—	—	32

Total tangible assets	$49,869	$49,801	$48,990	$47,708	$46,681	$47,093	$47,211	$32,271

Total equity
Total equity	$5,730	$5,710	$5,657	$5,734	$5,717	$5,572	$5,433	$3,313
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(1,098)
Core deposit and other intangible assets	(166)	(182)	(200)	(220)	(241)	(262)	(284)	(107)
Deferred taxes	64	70	76	64	70	76	82	32

Total tangible equity	$2,724	$2,694	$2,629	$2,674	$2,642	$2,482	$2,327	$2,140

(a)	After any related tax effect.

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
      The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, largely within the markets served by the Company. Services provided by this segment include commercial lending and leasing, deposit products, and cash management services. For the year ended December 31, 2004, the Commercial Banking segment contributed $218 million to net income, 25% higher than the $175 million earned in 2003. The improvement was largely attributable to higher net interest income of $46 million, service charges on deposit accounts of $9 million, and letter of credit and other credit-related fees of $17 million. Included in that growth was the full-year impact of the acquired Allfirst-related operations in 2004, while 2003 included only nine months of such operating results. Higher average loan balances in non-Allfirst regions and a $12 million decline in net charge-offs also contributed to the higher net income in 2004. Partially offsetting those favorable factors were higher salaries, benefits and other operating expenses of $32 million, also largely attributable to the full-year impact of Allfirst in 2004. Net income for this segment totaled $90 million in 2002. The rise in net income in 2003 as compared with 2002 was predominantly the result of the Allfirst acquisition, which contributed to increases in net interest income on loans of $52 million, service charges on deposit accounts of $36 million and credit-related fees of $18 million, partially offset by higher operating expenses of $37 million. The improvement was also aided by a decline in net charge-offs from 2002, largely the result of a $17 million loss in 2002 related to two commercial leases to a major airline company that filed for bankruptcy. Net charge-offs for the Commercial Banking segment were $11 million in 2004, $23 million in 2003 and $48 million in 2002.
      The Commercial Real Estate segment provides credit and deposit services to its customers. Real estate securing loans in this segment is generally located in the New York City metropolitan area, upstate New York, Pennsylvania, Maryland, the District of Columbia, Delaware, Virginia, West Virginia and the northwestern portion of the United States. Commercial real estate loans may be secured by apartment/ multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the FNMA DUS program and other programs. The Commercial Real Estate segment recorded net income of $135 million in 2004, 11% higher than $122 million in 2003. The improvement was due to higher net interest income of $22 million, primarily due to higher loan balances outstanding of $608 million, or 9%, largely the result of growth in the markets already served by the Company and also reflecting the full-year impact of balances obtained in the Allfirst acquisition. Also contributing to the improved performance were higher commercial mortgage banking revenues of $5 million, largely from the origination, sales and servicing of loans related to the Company’s participation in the FNMA DUS program, and increased letter of credit and other credit-related fees. The higher revenues were offset, in part, by a $13 million increase in operating expenses, largely the result of the full-year impact of salaries, benefits and other operating expenses related to the business obtained from Allfirst. Net income in 2003 for the Commercial Real Estate segment was 32% above the $92 million earned in 2002. The increase was due to higher net interest income of $37 million, largely the result of average loan balances acquired in the Allfirst transaction and a higher net interest margin on loans in the non-Allfirst regions, and commercial mortgage banking revenues of $20 million resulting largely from the Allfirst acquisition. Partially offsetting these revenue increases were higher salaries, benefits and other operating expenses that also resulted from the Allfirst transaction.
      The Discretionary Portfolio segment includes investment and trading securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides services to commercial customers and consumers that include foreign exchange, securities trading and municipal bond underwriting and sales. The Discretionary Portfolio segment’s net income was $117 million in 2004, up 35% from $86 million in 2003, primarily the result of a $42 million increase in net interest income resulting from higher average earning assets. The primary contributor to the higher earning assets was a higher average balance of investment securities, due largely to purchases of residential mortgage-backed securities and collateralized mortgage obligations during 2004 and the full-year impact of the retention of mortgage-backed securities related to the previously discussed fourth quarter 2003 securitization of $1.2 billion of residential real estate loans. Also contributing to the favorable performance was a $2 million partial reversal during 2004 of a valuation allowance for possible impairment of capitalized residential mortgage servicing rights, compared with a $2 million addition to such allowance in 2003. This segment’s net income in 2002 was $64 million. The 34% increase in net income from 2002 to 2003 was primarily the result of higher net interest income from investment securities, including securities acquired in the Allfirst transaction.
      The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to bank subsidiaries of M&T. This segment also originates and services loans to developers of residential real estate properties. In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several states in the western United States. The Company also periodically purchases the rights to service residential mortgage loans. Residential mortgage loans held for sale are included in this segment. Net income for the Residential Mortgage Banking segment totaled $28 million in 2004, down 57% from $66 million in 2003. That unfavorable variance reflects a $74 million decrease in revenues, due primarily to a lower level of loan originations in 2004 as compared with 2003. The higher origination activity in 2003 reflected the impact of historically low levels of interest rates during that year that produced a favorable environment for consumers to participate in origination and refinancing activities. Gains from the sales of loans to the Company’s Discretionary Portfolio segment were $9 million and $22 million in 2004 and 2003, respectively. Also contributing to the decline in revenues was the $6 million impact of the adoption of SAB No. 105, as discussed in “Other Income” included herein. Partially offsetting the decline in revenues was a $2 million partial reversal during 2004 of a valuation allowance for possible impairment of capitalized mortgage servicing rights (there was no change to the segment’s valuation allowance during 2003) and a $9 million decrease in salaries and benefits expenses reflecting the lower loan originations in 2004. Net income in 2003 for this segment was 75% higher than the $38 million earned in 2002. The 2003 results include a $34 million increase in revenues from loan origination and sales activities, including higher gains from sales of loans to the Company’s Discretionary Portfolio segment of $13 million, and a $12 million increase in net interest income, due largely to higher average balances of outstanding loans and deposits. Also contributing to the segment’s improved net income was a decrease in the provision for impairment of capitalized residential mortgage loan servicing rights, which was $30 million lower than in 2002. Partially offsetting the revenue increases noted above were higher salaries and employee benefits and other operating expenses of $29 million, exclusive of the impact of changes in the provision for impairment of capitalized mortgage loan servicing rights already noted.
      The Retail Banking segment offers a variety of services to consumers and small businesses through several delivery channels which include banking offices, automated teller machines, telephone banking and internet banking. The Company has banking offices in New York State, Pennsylvania, Maryland, Virginia, the District of Columbia, West Virginia and Delaware. The Retail Banking segment also offers certain deposit and loan products on a nationwide basis through M&T Bank, N.A. Credit services offered by this segment include consumer installment loans, student loans, automobile loans (originated both directly and indirectly through dealers), home equity loans and lines of credit, and loans and leases to small businesses. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. The Retail Banking segment contributed net income of $235 million in 2004, up 23% from $192 million in 2003. This favorable performance was due mainly to increases in net interest income of $57 million and service charges on deposit accounts and other fee income of $54 million, offset, in part, by higher expenses of $51 million, all substantially related to the acquired Allfirst franchise. A $14 million decline in the provision for credit losses, due to slower growth in indirect automobile loan balances, also contributed to the rise in net income. This segment’s earnings increased 20% in 2003 from $159 million in 2002. The favorable variance was largely the result of higher net interest income of $180 million and service charges on deposit accounts of $99 million, partially offset by higher expenses of $231 million, all largely attributable to the impact of the Allfirst acquisition. In the non-Allfirst regions, a $62 million decrease in net interest income attributable to deposits, due to a 44 basis point decline in net interest margin, was partially offset by a $49 million increase in net interest income on loans, resulting from increases in indirect automobile loan and home equity line of credit balances outstanding of 51% and 27%, respectively.
      The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets, the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses, and, in 2003, merger-related expenses resulting from the Allfirst acquisition. The previously mentioned $25 million charitable contribution made by M&T Bank to The M&T Charitable Foundation and the $12 million reduction in income tax expense resulting from the reorganization of certain M&T subsidiaries are also reflected in the “All Other” category’s results for 2004. The various components of the “All Other” category resulted in net losses of $11 million and $67 million in 2004 and 2003, respectively, and net income of $14 million in 2002. The improvement from 2003 to 2004 was largely the result of merger-related costs of $60 million included in 2003’s results, higher noninterest income in 2004 due in part to the full-year impact of the Allfirst acquisition, and the income tax expense reduction from the reorganization of certain subsidiaries. Partially offsetting those positive factors were the $25 million charitable contribution and higher expenses, largely due to twelve months of expenses relating to Allfirst in 2004 compared with nine months of such expenses in 2003. Contributing to the net loss in 2003 as compared with 2002’s net income were higher expenses resulting largely from the Allfirst acquisition that under the Company’s cost allocation methodologies were not allocated to the reportable segments.
Recent Accounting Developments
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), an amendment of SFAS No. 123 which supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide services in exchange for the award.

      SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Effective January 1, 2003, the Company began recognizing expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123. Using the retroactive restatement method described in SFAS No. 148, which amended SFAS No. 123, financial information for prior periods was restated to reflect the impact of recognizing expense for stock-based compensation in those years as well. The Company does not believe that the provisions of SFAS No. 123R will have a material impact on the Company’s consolidated financial statements.
Forward-Looking Statements
      Management’s discussion and analysis of financial condition and results of operations and other sections of the Company’s Annual Report contain forward-looking statements that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.
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

Incorporated by reference to the discussion contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the captions “Liquidity, Market Risk, and Interest Rate Sensitivity” (including Table 19) and “Capital.”

Item 8.	Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and Table 21 “Quarterly Trends” presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Index to Financial Statements and Financial Statement Schedules

	Report on Internal Control Over Financial Reporting	77
	Report of Independent Registered Public Accounting Firm	78
	Consolidated Balance Sheet — December 31, 2004 and 2003	80
	Consolidated Statement of Income — Years ended December 31, 2004, 2003 and 2002	81
	Consolidated Statement of Cash Flows — Years ended December 31, 2004, 2003 and 2002	82
	Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2004, 2003 and 2002	83
	Notes to Financial Statements	84

Report on Internal Control
Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.
      The consolidated financial statements of the Company have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, that was engaged to express an opinion as to the fairness of presentation of such financial statements. PricewaterhouseCoopers LLP was also engaged to audit management’s assessment of the effectiveness of the Company’s internal control over financial reporting. The report of PricewaterhouseCoopers LLP follows this report.

M&T BANK CORPORATION

/s/ Robert G. Wilmers

Robert G. Wilmers
Chairman of the Board, President and
Chief Executive Officer

/s/ Michael P. Pinto

Michael P. Pinto
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of M&T Bank Corporation:
      We have completed an integrated audit of M&T Bank Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of M&T Bank Corporation and subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Buffalo, New York
February 17, 2005

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31

	2004	2003

	(In thousands)
Assets
Cash and due from banks	$1,334,628	$1,877,494
Money-market assets
Interest-bearing deposits at banks	10,242	13,194
Federal funds sold and agreements to resell securities	29,176	22,288
Trading account	159,946	214,833

Total money-market assets	199,364	250,315

Investment securities
Available for sale (cost: $8,047,681 in 2004; $6,800,341 in 2003)	8,054,717	6,862,937
Held to maturity (market value: $100,275 in 2004; $108,053 in 2003)	98,050	104,872
Other (market value: $321,852 in 2004; $291,341 in 2003)	321,852	291,341

Total investment securities	8,474,619	7,259,150

Loans and leases	38,644,622	36,037,598
Unearned discount	(246,145)	(265,163)
Allowance for credit losses	(626,864)	(614,058)

Loans and leases, net	37,771,613	35,158,377

Premises and equipment	367,204	398,971
Goodwill	2,904,081	2,904,081
Core deposit and other intangible assets	165,507	240,830
Accrued interest and other assets	1,721,705	1,736,863

Total assets	$52,938,721	$49,826,081

Liabilities
Noninterest-bearing deposits	$8,417,365	$8,411,296
NOW accounts	828,999	1,738,427
Savings deposits	14,721,663	14,118,521
Time deposits	7,228,514	6,637,249
Deposits at foreign office	4,232,932	2,209,451

Total deposits	35,429,473	33,114,944

Federal funds purchased and agreements to repurchase securities	3,924,576	3,832,182
Other short-term borrowings	779,088	610,064
Accrued interest and other liabilities	727,411	1,016,256
Long-term borrowings	6,348,559	5,535,425

Total liabilities	47,209,107	44,108,871

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued in 2004; 120,106,490 shares issued in 2003	60,198	60,053
Common stock issuable, 107,517 shares in 2004; 124,303 shares in 2003	5,779	6,326
Additional paid-in capital	2,897,912	2,888,963
Retained earnings	3,270,887	2,736,215
Accumulated other comprehensive income (loss), net	(17,209)	25,653
Treasury stock — common, at cost — 5,168,896 shares in 2004; none in 2003	(487,953)	—

Total stockholders’ equity	5,729,614	5,717,210

Total liabilities and stockholders’ equity	$52,938,721	$49,826,081

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31

	2004	2003	2002

	(In thousands, except per share)
Interest income
Loans and leases, including fees	$1,974,469	$1,897,701	$1,670,412
Money-market assets
Deposits at banks	65	147	76
Federal funds sold and agreements to resell securities	134	1,875	4,455
Trading account	375	592	202
Investment securities
Fully taxable	309,141	210,968	148,221
Exempt from federal taxes	14,548	15,282	18,733

Total interest income	2,298,732	2,126,565	1,842,099

Interest expense
NOW accounts	1,802	3,613	3,900
Savings deposits	92,064	102,190	107,281
Time deposits	154,722	159,700	237,001
Deposits at foreign office	43,034	14,991	8,460
Short-term borrowings	71,172	49,064	52,723
Long-term borrowings	201,366	198,252	185,149

Total interest expense	564,160	527,810	594,514

Net interest income	1,734,572	1,598,755	1,247,585
Provision for credit losses	95,000	131,000	122,000

Net interest income after provision for credit losses	1,639,572	1,467,755	1,125,585

Other income
Mortgage banking revenues	124,353	149,105	116,408
Service charges on deposit accounts	366,301	309,749	167,531
Trust income	136,296	114,620	60,030
Brokerage services income	53,740	51,184	43,261
Trading account and foreign exchange gains	19,435	15,989	2,860
Gain (loss) on sales of bank investment securities	2,874	2,487	(608)
Other revenues from operations	239,970	187,961	122,449

Total other income	942,969	831,095	511,931

Other expense
Salaries and employee benefits	806,552	740,324	496,990
Equipment and net occupancy	179,595	170,623	107,822
Printing, postage and supplies	34,476	36,985	25,378
Amortization of core deposit and other intangible assets	75,410	78,152	51,484
Other costs of operations	419,985	422,096	279,937

Total other expense	1,516,018	1,448,180	961,611

Income before taxes	1,066,523	850,670	675,905
Income taxes	344,002	276,728	219,153

Net income	$722,521	$573,942	$456,752

Net income per common share
Basic	$6.14	$5.08	$4.94
Diluted	6.00	4.95	4.78
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Cash flows from operating activities
Net income	$722,521	$573,942	$456,752
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	95,000	131,000	122,000
Depreciation and amortization of premises and equipment	62,779	62,603	38,497
Amortization of capitalized servicing rights	57,885	50,907	39,806
Amortization of core deposit and other intangible assets	75,410	78,152	51,484
Provision for deferred income taxes	(137,596)	(60,906)	(36,499)
Asset write-downs	737	565	1,235
Net gain on sales of assets	(7,127)	(4,443)	(7,514)
Net change in accrued interest receivable, payable	(26,438)	(5,709)	(33,470)
Net change in other accrued income and expense	4,528	30,629	19,511
Net change in loans held for sale	(133,925)	356,754	(22,279)
Net change in trading account assets and liabilities	10,596	2,121	(3,723)

Net cash provided by operating activities	724,370	1,215,615	625,800

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	727,229	78,978	47,525
Other	20,510	180,325	55,546
Proceeds from maturities of investment securities
Available for sale	2,902,255	2,467,366	2,117,278
Held to maturity	142,799	128,524	115,038
Purchases of investment securities
Available for sale	(4,874,927)	(3,445,106)	(2,073,617)
Held to maturity	(136,018)	(140,664)	(80,072)
Other	(51,021)	(149,934)	(85,719)
Additions to capitalized servicing rights	(57,778)	(61,973)	(68,187)
Net increase in loans and leases	(2,583,862)	(1,427,209)	(1,595,888)
Capital expenditures, net	(31,785)	(31,631)	(16,835)
Acquisitions, net of cash acquired:
Banks and bank holding companies	—	2,134,822	(2,650)
Other, net	(15,404)	(12,025)	4,367

Net cash used by investing activities	(3,958,002)	(278,527)	(1,583,214)

Cash flows from financing activities
Net increase in deposits	2,329,792	537,552	88,109
Net increase (decrease) in short-term borrowings	261,454	(597,930)	383,591
Proceeds from long-term borrowings	1,400,660	1,299,568	1,401,197
Payments on long-term borrowings	(575,779)	(1,498,842)	(370,682)
Purchases of treasury stock	(610,261)	—	(240,314)
Dividends paid — common	(187,669)	(135,423)	(96,858)
Other, net	79,457	73,638	69,752

Net cash provided (used) by financing activities	2,697,654	(321,437)	1,234,795

Net increase (decrease) in cash and cash equivalents	(535,978)	615,651	277,381
Cash and cash equivalents at beginning of year	1,899,782	1,284,131	1,006,750

Cash and cash equivalents at end of year	$1,363,804	$1,899,782	$1,284,131

Supplemental disclosure of cash flow information
Interest received during the year	$2,266,601	2,151,057	1,850,213
Interest paid during the year	589,799	577,741	635,898
Income taxes paid during the year	453,006	329,827	250,332
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$17,167	17,794	17,038
Acquisition of banks and bank holding companies
Common stock issued	—	1,993,956	—
Fair value of
Assets acquired (noncash)	—	14,355,837	—
Liabilities assumed	—	14,496,703	—
Securitization of residential mortgage loans allocated to
Available for sale investment securities	—	1,150,834	977,387
Capitalized servicing rights	—	17,279	7,212
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income (Loss),	Treasury
	Stock	Stock	Issuable	Capital	Earnings	Net	Stock	Total

	(In thousands)
2002
Balance — January 1, 2002	$—	48,570	6,162	1,194,942	1,938,087	22,819	(252,140)	2,958,440
Comprehensive income:
Net income	—	—	—	—	456,752	—	—	456,752
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	32,277	—	32,277
Unrealized losses on cash flow hedge	—	—	—	—	—	(324)	—	(324)

								488,705
Purchases of treasury stock	—	—	—	—	—	—	(240,314)	(240,314)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	40,579	—	—	—	40,579
Exercises	—	—	—	(42,259)	—	—	98,854	56,595
Directors’ stock plan	—	—	—	35	—	—	994	1,029
Deferred compensation plans, net, including dividend equivalents	—	—	28	(299)	(133)	—	707	303
Common stock cash dividends — $1.05 per share	—	—	—	—	(96,858)	—	—	(96,858)

Balance — December 31, 2002	$—	48,570	6,190	1,192,998	2,297,848	54,772	(391,899)	3,208,479
2003
Comprehensive income:
Net income	—	—	—	—	573,942	—	—	573,942
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(17,283)	—	(17,283)
Unrealized gains on cash flow hedge	—	—	—	—	—	622	—	622
Minimum pension liability adjustment	—	—	—	—	—	(12,458)	—	(12,458)

								544,823
Acquisition of Allfirst Financial Inc. — common stock issued	—	10,969	—	1,617,034	—	—	365,953	1,993,956
Repayment of management stock ownership program receivable	—	—	—	23	—	—	—	23
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	43,228	—	—	—	43,228
Exercises	—	509	—	35,045	—	—	25,288	60,842
Directors’ stock plan	—	4	—	726	—	—	175	905
Deferred compensation plans, net, including dividend equivalents	—	1	136	(91)	(152)	—	483	377
Common stock cash dividends — $1.20 per share	—	—	—	—	(135,423)	—	—	(135,423)

Balance — December 31, 2003	$—	60,053	6,326	2,888,963	2,736,215	25,653	—	5,717,210
2004
Comprehensive income:
Net income	—	—	—	—	722,521	—	—	722,521
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(42,823)	—	(42,823)
Minimum pension liability adjustment	—	—	—	—	—	(39)	—	(39)

								679,659
Purchases of treasury stock	—	—	—	—	—	—	(610,261)	(610,261)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	48,103	—	—	—	48,103
Exercises	—	144	—	(38,361)	—	—	119,444	81,227
Directors’ stock plan	—	1	—	167	—	—	817	985
Deferred compensation plans, net, including dividend equivalents	—	—	(547)	(960)	(180)	—	2,047	360
Common stock cash dividends — $1.60 per share	—	—	—	—	(187,669)	—	—	(187,669)

Balance — December 31, 2004	$—	60,198	5,779	2,897,912	3,270,887	(17,209)	(487,953)	5,729,614

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements

1.	Significant accounting policies
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

Consolidation
      Except as described in note 18, the consolidated financial statements include M&T and all of its subsidiaries. All significant intercompany accounts and transactions of consolidated subsidiaries have been eliminated in consolidation. The financial statements of M&T included in note 24 report investments in subsidiaries under the equity method. Information about some limited purpose entities that are affiliates of the Company but are not included in the consolidated financial statements appears in note 18.

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

Investment securities
      Investments in debt securities are classified as held to maturity and stated at amortized cost when management has the positive intent and ability to hold such securities to maturity. Investments in other debt securities and equity securities having readily determinable fair values are classified as available for sale and stated at estimated fair value. Except for investment securities for which the Company has entered into a related fair value hedge, unrealized gains or losses on investment securities available for sale are reflected in accumulated other comprehensive income (loss), net of applicable income taxes.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
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

Loans
      Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when principal or interest is delinquent 90 days, unless management determines that the loan status clearly warrants other treatment. Loan balances are charged off when it becomes evident that such balances are not fully collectible. Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan. Net deferred fees have been included in unearned discount as a reduction of loans outstanding. Commitments to sell real estate loans are utilized by the Company to hedge the exposure to changes in fair value of real estate loans held for sale. Hedged real estate loans held for sale are recorded in the consolidated balance sheet at estimated fair market value, except for value ascribable to that portion of the loans’ cash flows that are expected to be realized through loan servicing activities. Valuation adjustments made on these loans and commitments are included in mortgage banking revenues.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

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
      To estimate the fair value of servicing rights, the Company considers market prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds estimated fair value. Impairment is recognized through a valuation allowance.

Goodwill and core deposit and other intangible assets
      Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Similar to goodwill, other intangible assets, which include core deposit intangibles, also lack physical substance but, as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” have had portions of the cost of an acquired entity assigned to such assets. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which revised the accounting for purchased intangible assets and, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as core deposit intangibles, are required to be amortized over their estimated lives. Core deposit and other intangible assets are amortized using accelerated methods over estimated useful lives of five to ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of core deposit and other intangible assets may be impaired.

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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
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
      The Company utilizes commitments to sell real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Hedged real estate loans held for sale, commitments to originate real estate loans to be held for sale, and commitments to sell real estate loans are generally recorded in the consolidated balance sheet at estimated fair market value. However, in accordance with Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” issued by the United States Securities and Exchange Commission, effective April 1, 2004, value ascribable to cash flows that will be realized in connection with loan servicing activities has not been included in the determination of fair value of loans held for sale or commitments to originate loans for sale. Value ascribable to that portion of cash flows is now recognized at the time the underlying mortgage loans are sold. The provisions of SAB No. 105 were applied prospectively as of April 1, 2004. As a result of implementing SAB No. 105, there was a deferral of approximately $6 million of mortgage banking revenues as of December 31, 2004 that will be recognized when the underlying mortgage loans are sold.
      Derivative instruments, including financial futures commitments and interest rate swap agreements, that do not satisfy the hedge accounting requirements noted above are recorded at fair value and are generally classified as trading account assets or liabilities with resultant changes in fair value being recognized in trading account and foreign exchange gains in the Company’s consolidated statement of income.

Stock-based compensation
      The Company recognizes expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Under SFAS No. 123, stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date fair value of the stock-based compensation that is expected to vest.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
Information on the determination of the estimated value of stock options and stock purchase plan rights used to calculate stock-based compensation expense under the provisions of SFAS No. 123 is included in note 10.
      In implementing the fair value method of accounting described in SFAS No. 123, the Company chose the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123. As a result, financial information for all periods includes the expense applicable to all stock-based compensation granted to employees after January 1, 1995.

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

2.	Acquisition
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
      The acquisition of Allfirst represented a major geographic expansion by M&T and created a strong Mid-Atlantic banking franchise. Following the acquisition, the Company offers a broad range of products and services through its banking offices in six states and the District of Columbia. Management expects that M&T will benefit from greater geographic diversity and the benefits of scale associated with a larger

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
company. As part of the purchase price allocation at April 1, 2003, M&T recorded $1.8 billion of goodwill (none of which is tax deductible), $136 million of core deposit intangible and $64 million of other intangible assets. The weighted-average amortization periods for newly acquired core deposit intangible and other intangible assets were eight years and seven years, respectively. Information regarding the allocation of goodwill resulting from the Allfirst acquisition to the Company’s reportable segments is as follows:

(In thousands)
Commercial Banking	$602,153
Commercial Real Estate	140,283
Discretionary Portfolio	—
Residential Mortgage Banking	—
Retail Banking	813,361
All Other	250,731

Total	$1,806,528

      In connection with the Allfirst acquisition, the Company incurred merger expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of approximately $60 million ($39 million net of applicable income taxes) during 2003. There were no significant similar expenses in 2004 or 2002. Expenses related to systems conversions and other costs of integration are included in the consolidated statement of income for the year ended December 31, 2003 as follows:

(In thousands)
Salaries and employee benefits	$8,542
Equipment and net occupancy	2,126
Printing, postage and supplies	3,216
Other costs of operations	46,503

$60,387

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
      Presented herein is certain unaudited pro forma information for 2003 and 2002 as if Allfirst had been acquired on January 1 of each respective year. These results combine the historical results of Allfirst into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated dates. In particular, expenses related to systems conversions and other costs of integration are included in 2003 when such costs

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
were incurred and, additionally, the Company expects to achieve further operating cost savings as a result of the acquisition which are not reflected in the pro forma amounts presented.

	Pro Forma
	Year Ended December 31

	2003	2002

	(In thousands,
	except per share)
Interest income	$2,267,271	$2,560,530
Other income	923,055	892,657
Net income	598,556	567,431
Diluted earnings per common share	4.89	4.64

3.	Investment securities
      The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
December 31, 2004
Investment securities available for sale:
U.S. Treasury and federal agencies	$334,337	$280	$2,766	$331,851
Obligations of states and political subdivisions	103,415	6,365	8	109,772
Mortgage-backed securities:
Government issued or guaranteed	3,633,394	26,372	26,507	3,633,259
Privately issued	3,393,255	23,650	12,738	3,404,167
Other debt securities	183,937	8,415	1,250	191,102
Equity securities	399,343	10,293	25,070	384,566

	8,047,681	75,375	68,339	8,054,717

Investment securities held to maturity:
Obligations of states and political subdivisions	95,020	2,378	153	97,245
Other debt securities	3,030	—	—	3,030

	98,050	2,378	153	100,275

Other securities	321,852	—	—	321,852

Total	$8,467,583	$77,753	$68,492	$8,476,844

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
December 31, 2003
Investment securities available for sale:
U.S. Treasury and federal agencies	$296,425	$589	$2,976	$294,038
Obligations of states and political subdivisions	136,186	10,355	45	146,496
Mortgage-backed securities:
Government issued or guaranteed	3,075,929	36,818	8,238	3,104,509
Privately issued	2,520,393	32,514	4,672	2,548,235
Other debt securities	312,508	15,011	6,671	320,848
Equity securities	458,900	5,292	15,381	448,811

	6,800,341	100,579	37,983	6,862,937

Investment securities held to maturity:
Obligations of states and political subdivisions	102,697	3,181	—	105,878
Other debt securities	2,175	—	—	2,175

	104,872	3,181	—	108,053

Other securities	291,341	—	—	291,341

Total	$7,196,554	$103,760	$37,983	$7,262,331

      No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of stockholders’ equity at December 31, 2004.
      As of December 31, 2004, the latest available investment ratings of all privately issued mortgage-backed securities were A or better, with the exception of 9 securities with an aggregate amortized cost and estimated fair value of $38,465,000 and $39,468,000, respectively.
      The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31
	2004	2003

	(In thousands)
Amortized cost	$5,620,973	$4,545,040
Estimated fair value	5,611,968	4,568,193
      Gross realized gains on the sale of investment securities were $6,084,000 in 2004, $2,487,000 in 2003 and $245,000 in 2002. Gross realized losses on the sale of investment securities were $3,210,000 in 2004 and $853,000 in 2002. There were no such losses in 2003.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
      At December 31, 2004, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Debt securities available for sale:
Due in one year or less	$47,782	$48,267
Due after one year through five years	371,442	370,528
Due after five years through ten years	46,499	48,915
Due after ten years	155,966	165,015

	621,689	632,725
Mortgage-backed securities available for sale	7,026,649	7,037,426

	$7,648,338	$7,670,151

Debt securities held to maturity:
Due in one year or less	$73,085	$72,977
Due after one year through five years	7,720	8,000
Due after five years through ten years	8,383	8,923
Due after ten years	8,862	10,375

	$98,050	$100,275

      A summary of investment securities that as of December 31, 2004 and 2003 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More

		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

	(In thousands)
December 31, 2004
U.S. Treasury and federal agencies	$300,496	$(2,766)	$—	$—
Obligations of states and political subdivisions	68,375	(155)	439	(6)
Mortgage-backed securities:
Government issued or guaranteed	2,530,605	(26,333)	27,626	(174)
Privately issued	1,450,346	(11,783)	53,245	(955)
Other debt securities	31,516	(241)	31,520	(1,009)
Equity securities	16,420	(3,580)	91,367	(21,490)

Total	$4,397,758	$(44,858)	$204,197	$(23,634)

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

	Less Than 12 Months		12 Months or More

		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

	(In thousands)
December 31, 2003
U.S. Treasury and federal agencies	$149,420	$(2,976)	$—	$—
Obligations of states and political subdivisions	449	(6)	975	(39)
Mortgage-backed securities:
Government issued or guaranteed	1,505,795	(8,233)	1,295	(5)
Privately issued	477,137	(4,124)	24,284	(548)
Other debt securities	19,848	(274)	121,638	(6,397)
Equity securities	—	—	97,476	(15,381)

Total	$2,152,649	$(15,613)	$245,668	$(22,370)

      At December 31, 2004, included in the $23,634,000 of unrealized losses on investment securities that have been in a continuous unrealized loss position for twelve months or more were $21,490,000 of unrealized losses on five different preferred stock issuances of government-sponsored entities with a cost basis of $112,857,000. The Company concluded that the impairment of such securities as of December 31, 2004 was largely attributable to a temporary widening of rate of return spreads associated with the securities required by market participants that resulted from the current interest rate environment and recent financial reporting issues disclosed by those government-sponsored entities. The investment ratings assigned to the preferred stock issuances at December 31, 2004 by three major investment rating agencies were as follows: Moody’s, AA3; Standard and Poor’s, AA-; Fitch, A+ to AA-. Despite the controversies surrounding the government-sponsored entities, management believes that the underlying government-directed business models, and therefore the underlying economic performance associated with such business models, is unchanged. The impairment on the securities comprising the remainder of the unrealized losses were generally considered to be a function of the level of interest rates at December 31, 2004 and temporary in nature.
      At December 31, 2004, investment securities with a carrying value of $4,903,227,000, including $4,652,700,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from various Federal Home Loan Banks (“FHLB”), repurchase agreements, governmental deposits and interest rate swap agreements.
      Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $866,439,000 at December 31, 2004. The pledged securities are included in government issued or guaranteed mortgage-backed securities available for sale.
      At December 31, 2004, collateral accepted by the Company which by contract or custom can be sold or repledged consisted of securities with a fair value of $1,029,000 purchased under agreements to resell.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

4.	Loans and leases
      Total gross loans and leases outstanding were comprised of the following:

	December 31

	2004	2003

	(In thousands)
Loans
Commercial, financial, agricultural, etc.	$9,424,616	$8,566,604
Real estate:
Residential	2,821,533	2,470,438
Commercial	12,716,694	11,462,293
Construction	1,797,106	1,537,880
Consumer	10,919,071	10,689,330

Total loans	37,679,020	34,726,545

Leases
Commercial	745,079	839,795
Consumer	220,523	471,258

Total leases	965,602	1,311,053

Total loans and leases	$38,644,622	$36,037,598

      One-to-four family residential mortgage loans held for sale were $790 million at December 31, 2004 and $723 million at December 31, 2003. One-to-four family residential mortgage loans serviced for others totaled approximately $14.9 billion and $13.6 billion at December 31, 2004 and 2003, respectively. As of December 31, 2004, approximately $12 million of one-to-four family residential mortgage loans serviced for others had been sold with recourse. Commercial mortgage loans serviced for others totaled approximately $4.1 billion and $3.8 billion at December 31, 2004 and 2003, respectively. As of December 31, 2004 approximately $926 million of commercial mortgage balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. At December 31, 2004, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those recourse arrangements.
      Nonperforming loans (loans on which interest was not being accrued or had been renegotiated at below-market interest rates) totaled $172,450,000 at December 31, 2004 and $240,292,000 at December 31, 2003. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $14,454,000 in 2004 and $19,752,000 in 2003. The actual amounts included in interest income during 2004 and 2003 on such loans were $5,420,000 and $5,312,000, respectively.
      The recorded investment in loans considered impaired was $106,418,000 and $164,183,000 at December 31, 2004 and 2003, respectively. The recorded investment in loans considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $71,248,000 and $16,548,000, respectively, at December 31, 2004 and $110,485,000 and $25,608,000, respectively, at December 31, 2003. The recorded investment in loans considered impaired for which there was no related valuation allowance for impairment was $35,170,000 and $53,698,000 at December 31, 2004 and 2003, respectively. The average

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
recorded investment in impaired loans during 2004, 2003 and 2002 was $135,431,000, $215,882,000 and $143,118,000, respectively. Interest income recognized on impaired loans totaled $10,546,000, $5,664,000 and $4,180,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $229,123,000 and $198,188,000 at December 31, 2004 and 2003, respectively. During 2004, new borrowings by such persons amounted to $62,039,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions were $31,104,000.
      At December 31, 2004, approximately $1.7 billion of commercial mortgage loans and $1.1 billion of one-to-four family residential mortgage loans were pledged to secure outstanding borrowings. As described in note 18, as of December 31, 2004 $565 million of automobile loans and related assets were effectively pledged to secure a $500 million revolving structured borrowing.
      The Company’s loan and lease portfolio includes (i) commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and commercial aircraft, and (ii) consumer leases for automobiles and light trucks. A summary of lease financing receivables follows:

	December 31

	2004	2003

	(In thousands)
Commercial leases:
Direct financings:
Lease payments receivable	$286,952	$330,800
Estimated residual value of leased assets	115,114	121,402
Unearned income	(56,556)	(64,264)

Investment in direct financings	345,510	387,938
Leveraged leases:
Lease payments receivable	152,424	173,999
Estimated residual value of leased assets	190,589	213,594
Unearned income	(54,314)	(63,741)

Investment in leveraged leases	288,699	323,852

Investment in commercial leases	634,209	711,790
Consumer automobile leases:
Lease payments receivable	79,602	191,893
Estimated residual value of leased assets	140,921	279,365
Unearned income	(15,638)	(45,871)

Investment in consumer automobile leases	204,885	425,387

Total investment in leases	$839,094	$1,137,177

Deferred taxes payable arising from leveraged leases	$247,513	$299,285

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
      At December 31, 2004, the minimum future lease payments to be received from lease financings were as follows:

	Commercial	Consumer	Total

	(In thousands)
Year ending December 31:
2005	$86,661	$46,344	$133,005
2006	79,390	23,625	103,015
2007	59,547	8,868	68,415
2008	42,578	765	43,343
2009	29,934	—	29,934
Later years	141,266	—	141,266

	$439,376	$79,602	$518,978

5.	Allowance for credit losses
      Changes in the allowance for credit losses were as follows:

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Beginning balance	$614,058	$436,472	$425,008
Provision for credit losses	95,000	131,000	122,000
Allowance obtained through acquisitions	—	146,300	—
Allowance related to loans sold or securitized	(501)	(3,198)	(2,786)
Net charge-offs
Charge-offs	(119,025)	(127,520)	(124,582)
Recoveries	37,332	31,004	16,832

Net charge-offs	(81,693)	(96,516)	(107,750)

Ending balance	$626,864	$614,058	$436,472

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

6.	Premises and equipment
      The detail of premises and equipment was as follows:

	December 31

	2004	2003

	(In thousands)
Land	$55,959	$57,811
Buildings — owned	225,449	227,915
Buildings — capital leases	1,598	1,784
Leasehold improvements	92,552	97,302
Furniture and equipment — owned	289,538	287,910
Furniture and equipment — capital leases	1,197	1,197

	666,293	673,919
Less: accumulated depreciation and amortization
Owned assets	297,666	273,660
Capital leases	1,423	1,288

	299,089	274,948

Premises and equipment, net	$367,204	$398,971

      Net lease expense for all operating leases totaled $58,318,000 in 2004, $51,511,000 in 2003 and $31,202,000 in 2002. Minimum lease payments under noncancelable operating leases are presented in note 20. Minimum lease payments required under capital leases are not material.

7.	Capitalized servicing assets
      Changes in capitalized servicing assets were as follows:

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Beginning balance	$185,816	$135,076	$107,173
Originations	26,285	50,125	39,460
Purchases	32,009	34,243	21,037
Assumed in loan securitizations (note 18)	—	17,279	7,212
Amortization	(57,885)	(50,907)	(39,806)

	186,225	185,816	135,076
Valuation allowance	(30,878)	(34,500)	(32,500)

Ending balance, net	$155,347	$151,316	$102,576

      During 2003 and 2002, provisions for impairment of $2,000,000 and $32,450,000, respectively, were added to the valuation allowance because the carrying value of certain strata of capitalized servicing assets exceeded estimated fair value. During 2004, $3,622,000 of the valuation allowance was reversed because of increases in the market value of certain strata of servicing assets relative to the amortized cost basis of the servicing assets in such strata. The estimated fair value of capitalized servicing assets was approximately $178 million at December 31, 2004 and $161 million at December 31, 2003. In conjunction with the Allfirst acquisition, the Company obtained capitalized servicing assets of approximately $21 million, comprised primarily of commercial mortgage loan servicing rights. The fair value of capitalized residential

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
mortgage loan servicing assets was estimated using weighted-average discount rates of 12.6% and 11.6% at December 31, 2004 and 2003, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2004, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 697 basis points (hundredths of one percent) over market implied forward London Interbank Offered Rates. The estimated market value of capitalized servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2004 and 2003 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates. Capitalized servicing assets at December 31, 2004 and 2003 included $133 million and $129 million, respectively, of capitalized residential mortgage loan servicing rights, net of the valuation allowance for impairment, and $22 million of capitalized commercial mortgage loan servicing rights. At December 31, 2002, capitalized servicing assets consisted predominantly of capitalized residential mortgage loan servicing rights.
      The key economic assumptions used to determine the fair value of capitalized servicing rights at December 31, 2004 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

Weighted-average prepayment speeds — residential (constant prepayment rate)	19.63%
Impact on fair value of 10% adverse change	$(7,111,000)
Impact on fair value of 20% adverse change	(13,535,000)

Weighted-average OAS — residential	6.97%
Impact on fair value of 10% adverse change	$(2,313,000)
Impact on fair value of 20% adverse change	(4,584,000)

Weighted-average discount rate — commercial	18.00%
Impact on fair value of 10% adverse change	$(1,137,000)
Impact on fair value of 20% adverse change	(2,192,000)

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

8.	Goodwill and other intangible assets
      In accordance with SFAS No. 142, the Company does not amortize goodwill associated with corporate acquisitions, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
December 31, 2004
Core deposit	$385,725	$258,918	$126,807
Other	99,530	60,830	38,700

Total	$485,255	$319,748	$165,507

December 31, 2003
Core deposit	$385,725	$202,616	$183,109
Other	99,443	41,722	57,721

Total	$485,168	$244,338	$240,830

      Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted-average original amortization period was approximately eight years. The remaining weighted-average amortization period as of December 31, 2004 was approximately five years. Amortization expense for core deposit and other intangible assets was $75,410,000, $78,152,000 and $51,484,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)
Year ending December 31:
2005	$56,804
2006	42,798
2007	29,311
2008	17,707
2009	11,473
Later years	7,414

$165,507

      Also in accordance with the provisions of SFAS No. 142, the Company completed a transitional goodwill impairment test as of January 1, 2002 and annual goodwill impairment tests as of October 1, 2002, 2003 and 2004. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
value was estimated as the present value of the expected future cash flows of the reporting unit. The Company’s non-relationship business reporting units were individually analyzed and fair value was largely determined by comparisons to market transactions for similar businesses. Based on the results of the transitional and annual goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.
      A summary of goodwill assigned to each of the Company’s reportable segments as of December 31, 2004 and 2003 for purposes of testing for impairment is as follows:

(In thousands)
Commercial Banking	$838,165
Commercial Real Estate	255,166
Discretionary Portfolio	—
Residential Mortgage Banking	—
Retail Banking	1,440,925
All Other	369,825

Total	$2,904,081

9.	Borrowings
      The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds
	Purchased
	and	Other
	Repurchase	Short-term
	Agreements	Borrowings	Total

	(Dollars in thousands)
At December 31, 2004
Amount outstanding	$3,924,576	$779,088	$4,703,664
Weighted-average interest rate	2.08%	2.16%	2.09%

For the year ended December 31, 2004
Highest amount at a month-end	$5,039,431	$779,088
Daily-average amount outstanding	4,575,951	565,685	$5,141,636
Weighted-average interest rate	1.36%	1.59%	1.38%

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

	Federal Funds
	Purchased and	Other
	Repurchase	Short-term
	Agreements	Borrowings	Total

	(Dollars in thousands)
At December 31, 2003
Amount outstanding	$3,832,182	$610,064	$4,442,246
Weighted-average interest rate	.92%	1.25%	.96%

For the year ended December 31, 2003
Highest amount at a month-end	$4,301,977	$1,322,839
Daily-average amount outstanding	3,337,582	993,235	$4,330,817
Weighted-average interest rate	1.09%	1.27%	1.13%

At December 31, 2002
Amount outstanding	$2,067,834	$1,361,580	$3,429,414
Weighted-average interest rate	1.24%	1.26%	1.24%

For the year ended December 31, 2002
Highest amount at a month-end	$2,598,647	$1,361,580
Daily-average amount outstanding	2,101,700	1,022,976	$3,124,676
Weighted-average interest rate	1.69%	1.69%	1.69%
      In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2004 matured on the next business day following year-end. Other short-term borrowings included a $500 million revolving asset-backed structured borrowing with an unaffiliated conduit lender, which was entered into in November 2002. Further information related to the revolving asset-backed structured borrowing is provided in note 18. The remaining balance of other short-term borrowings included borrowings from the U.S. Treasury and others having original maturities of one year or less.
      At December 31, 2004, the Company had lines of credit under formal agreements as follows:

			M&T
	M&T	M&T Bank	Bank, N.A.

	(In thousands)
Outstanding borrowings	$—	$3,738,023	$—
Unused	30,000	5,072,172	115,329
      M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $30 million at its discretion through December 9, 2005. At December 31, 2004, M&T Bank had borrowing facilities available with the FHLB whereby M&T Bank could borrow up to approximately $6.1 billion. Additionally, M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York totaling approximately $2.7 billion, under which there were no borrowings outstanding at December 31, 2004 or 2003. M&T Bank and M&T Bank, N.A. are required to pledge loans or investment securities as collateral for these borrowing facilities.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
      Long-term borrowings were as follows:

	December 31

	2004	2003

	(In thousands)
Subordinated notes of M&T Bank:
7% due 2005	$100,000	$100,000
8% due 2010	499,655	499,595
3.85% due 2013	399,719	399,633
Subordinated notes of M&T:
7.2% due 2007	215,965	222,351
6.875% due 2009	107,273	108,951
Senior medium term notes:
7.3% due 2004	—	74,415
6.5% due 2008	28,475	28,028
Advances from FHLB:
Variable rates	2,700,000	2,000,000
Fixed rates	1,053,831	1,156,535
Junior subordinated debentures associated with preferred capital securities of:
M&T Capital Trust I — 8.234%	154,640	154,640
M&T Capital Trust II — 8.277%	103,093	103,093
M&T Capital Trust III — 9.25%	69,034	69,359
First Maryland Capital I — Variable rate	142,553	142,004
First Maryland Capital II — Variable rate	139,997	139,333
Allfirst Asset Trust — Variable rate	101,483	101,327
Other	532,841	236,161

	$6,348,559	$5,535,425

      The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of depositors and other creditors of M&T Bank. The subordinated notes of M&T are unsecured and subordinate to the claims of general creditors of M&T. The senior medium term notes were issued in 1997 and 1998 by Keystone Financial Mid-Atlantic Funding Corp., a wholly owned subsidiary of M&T that was acquired in 2000. The notes provide for semi-annual interest payments at fixed rates of interest and are guaranteed by M&T.
      Long-term variable rate advances from the FHLB had contractual interest rates that ranged from 1.99% to 2.56% at December 31, 2004 and from 1.10% to 1.22% at December 31, 2003. The weighted-average contractual interest rates were 2.37% and 1.15% at December 31, 2004 and 2003, respectively. Long-term fixed-rate advances from the FHLB had contractual interest rates ranging from 4.05% to 8.29% at December 31, 2004 and 2003. The weighted-average contractual interest rates payable were 5.31% and 5.38% at December 31, 2004 and 2003, respectively. Advances from the FHLB mature at various dates through 2029 and are secured by residential real estate loans, commercial real estate loans and investment securities.
      In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) issued $310 million of fixed rate preferred capital securities. As a result of the Allfirst

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
acquisition, M&T assumed responsibility for $300 million of similar preferred capital securities previously issued by special-purpose entities formed by Allfirst consisting of $150 million of floating rate preferred capital securities issued by First Maryland Capital I (“Trust IV”) in December 1996 and $150 million of floating rate preferred capital securities issued by First Maryland Capital II (“Trust V”) in January 1997. The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 3.07% and 3.01%, respectively, at December 31, 2004 and 2.15% and 2.01%, respectively, at December 31, 2003. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”
      Other than the following payment terms (and the redemption terms described below), the preferred capital securities issued by the Trusts (“Capital Securities”) are substantially identical in all material respects:

Trust	Distribution Rate	Distribution Dates

Trust I	8.234%	February 1 and August 1
Trust II	8.277%	June 1 and December 1
Trust III	9.25%	February 1 and August 1
Trust IV	LIBOR plus 1.00%	January 15, April 15, July 15 and October 15
Trust V	LIBOR plus .85%	February 1, May 1, August 1 and November 1
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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
      The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities at December 31, 2004 and 2003 of Trust III, Trust IV, and Trust V include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 3.07% and 3.01%, respectively, at December 31, 2004 and 2.15% and 2.01%, respectively, at December 31, 2003.
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
      As a result of the Allfirst acquisition, M&T also assumed responsibility for $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”) that were issued by Allfirst Preferred Capital Trust (“Allfirst Capital Trust”). Allfirst Capital Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing the SKATES and common securities,

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
(ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures originally issued by Allfirst (and assumed by M&T as part of its acquisition of Allfirst on April 1, 2003) and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that were originally issued by Allfirst and are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 3.50% and 2.58% at December 31, 2004 and 2003, respectively.
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
      As discussed in note 18, effective December 31, 2003 the Company applied new accounting provisions promulgated by the Financial Accounting Standards Board (“FASB”) and removed the Trusts and Allfirst Asset Trust from the Company’s consolidated balance sheet. Accordingly, at December 31, 2004 and 2003, the Company included the Junior Subordinated Debentures payable to the Trusts and the Floating Rate Junior Subordinated Debentures payable to the Allfirst Asset Trust as long-term borrowings in its consolidated balance sheet. Prior to December 31, 2003 the Company included the preferred capital securities of the Trusts and the SKATES issued by Allfirst Capital Trust in its consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. That change in financial statement presentation had no economic impact on the Company, had no material or substantive impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2003, and resulted in the Company recognizing $30 million in other assets for its “investment” in the common securities of the trusts described herein that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described herein.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
      Long-term borrowings at December 31, 2004 mature as follows:

(In thousands)
Year ending December 31:
2005	$1,383,167
2006	615,749
2007	534,268
2008	904,760
2009	543,617
Later years	2,366,998

$6,348,559

10.	Stock-based compensation plans
      The Company recognizes expense for stock-based compensation using the fair value method of accounting. As a result, salaries and employee benefits expense in 2004, 2003 and 2002 included $48 million, $43 million and $41 million, respectively, of stock-based compensation.

Stock option plans
      M&T had two stock option plans at December 31, 2004. The 1983 Stock Option Plan (“1983 Plan”) allowed the grant of stock options at prices which could not be less than the fair market value of the common stock on the date of grant. Except as described below, options granted under the 1983 Plan generally vest over four years and are exercisable over terms not exceeding ten years and one day from the date of grant. During 2001, the remaining shares available for grant under the 1983 Plan were awarded. In 1999, the Company granted options to substantially all employees who had not previously received awards under the 1983 Plan. The options granted under that award vested three years after the grant date and are exercisable for a period of seven years thereafter.
      In April 2001, stockholders approved the 2001 Stock Option Plan (“2001 Plan”). Options granted under the 2001 Plan contain substantially similar terms as the 1983 Plan. Under the 2001 Plan, a maximum of 10,000,000 shares of stock may be issued upon the exercise of options granted.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
      A summary of stock option activity follows:

	Stock
	Options	Weighted-Average
	Outstanding	Exercise Price

2002
Beginning balance	9,905,270	$43.30
Granted	1,898,918	75.81
Exercised	(1,431,190)	38.10
Cancelled	(167,183)	60.64

At year-end	10,205,815	49.80
2003
Granted	1,787,701	80.33
Exercised	(1,499,687)	35.57
Cancelled	(57,706)	71.56

At year-end	10,436,123	56.95
2004
Granted	2,073,118	91.73
Exercised	(1,694,501)	40.80
Cancelled	(184,749)	80.15

At year-end	10,629,991	$65.90

Exercisable at:
December 31, 2004	5,383,776	$50.53
December 31, 2003	5,152,482	42.92
December 31, 2002	4,976,171	36.57
      At December 31, 2004 and 2003, respectively, there were 4,360,465 and 6,248,834 shares available for future grant.
      A summary of stock options at December 31, 2004 follows:

	Outstanding			Exercisable

		Weighted-Average			Weighted-
				Number of	Average
	Number of	Exercise	Life (in	Stock	Exercise
Range of Exercise Price	Stock Options	Price	Years)	Options	Price

$14.00 to $41.01	983,343	$23.70	1.4	983,343	$23.70
42.00 to 65.60	2,590,270	45.83	4.3	2,584,270	45.79
65.80 to 75.80	3,302,057	70.89	6.5	1,467,793	69.38
77.48 to 97.41	3,754,321	86.42	8.5	348,370	82.04

	10,629,991	$65.90	6.2	5,383,776	$50.53

      The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated value per option was $22.64 in 2004, $22.62 in 2003 and $22.97 in 2002. The values were calculated using the following weighted-average assumptions: an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data); a risk-free interest rate of 3.53% in 2004, 3.61% in 2003 and 4.74% in 2002 (representing the yield on a

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
U.S. Treasury security with a remaining term equal to the expected option term); expected volatility of 24% in 2004, 30% in 2003 and 29% in 2002 and estimated dividend yields of 1.31% in 2004, 1.50% in 2003 and 1.32% in 2002 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). Based on historical data and projected employee turnover rates, the Company reduced the estimated value per option by 8% in 2004 and by 10% in 2003 and 2002 to reflect an estimate of the probability of forfeiture prior to vesting.

Stock purchase plan
      The Company began offering a stock purchase plan to employees in 2002. The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock through accumulated payroll deductions. Shares of M&T common stock will be issued at the end of an option period, typically one year or six months. In connection with the employee stock purchase plan, 1,000,000 shares of M&T common stock were authorized for issuance, of which 186,861 shares have been issued.
      Similar to the stock option plans, the Company used an option pricing model to estimate the grant date present value of purchase rights under the stock purchase plan. The estimated weighted-average value per right was $11.93 for 2004, $13.16 for 2003 and $12.47 for 2002, which were calculated using the following weighted-average assumptions: a term of six months to one year (representing the period between grant date and exercise date); a risk-free interest rate of 1.84% in 2004, 1.24% in 2003 and 1.62% in 2002 (representing the yield on a U.S. Treasury security with a like term); expected volatility of 17% in 2004, 26% in 2003 and 24% in 2002; and an estimated dividend yield of 1.68% in 2004, 1.41% in 2003 and 1.21% in 2002 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date).

Deferred bonus plan
      The Company provides a deferred bonus plan pursuant to which eligible employees may elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants may elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 75,425 and 81,092 at December 31, 2004 and 2003, respectively. The obligation to issue shares is included in common stock issuable in the consolidated balance sheet. In connection with the deferred bonus plan, 150,000 shares of M&T common stock were authorized for issuance, of which 69,400 shares have been issued.

Directors’ stock plan
      The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. In connection with the directors’ stock plan, 100,000 shares of M&T common stock were authorized for issuance, of which 61,541 shares have been issued.
      Through an acquisition, the Company assumed an obligation to issue shares of M&T common stock related to a deferred directors compensation plan. Shares of common stock issuable under such plan were 32,092 and 43,211 at December 31, 2004 and 2003, respectively. The obligation to issue shares is included in common stock issuable in the consolidated balance sheet.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

Management stock ownership program
      Through an acquisition, M&T obtained loans that are secured by M&T common stock purchased by former executives of the acquired entity. At both December 31, 2004 and 2003, the loan amounts owed M&T were less than the fair value of the financed stock purchased and totaled $4,578,000. Such loans are classified as a reduction of additional paid-in capital in the consolidated balance sheet. The amounts are due to M&T no later than October 5, 2010.

11.	Pension plans and other postretirement benefits
      The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.
      Net periodic pension expense consisted of the following:

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Service cost	$28,505	$24,530	$12,776
Interest cost on projected benefit obligation	36,704	31,495	19,268
Expected return on plan assets	(37,642)	(34,426)	(26,371)
Amortization of prior service cost	57	35	27
Recognized net actuarial loss	2,332	2,349	58

Net periodic pension expense	$29,956	$23,983	$5,758

      Net postretirement benefits expense consisted of the following:

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Service cost	$879	$701	$426
Interest cost on projected benefit obligation	5,426	4,129	1,958
Expected return on plan assets	—	—	(38)
Amortization of prior service cost	170	170	170
Recognized net actuarial loss	889	371	200

Net postretirement benefits expense	$7,364	$5,371	$2,716

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
      Data relating to the funding position of the plans were as follows:

	Pension Benefits		Postretirement Benefits

	2004	2003	2004	2003

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$606,411	$312,776	$78,865	$29,543
Service cost	28,505	24,530	879	701
Interest cost	36,704	31,495	5,426	4,129
Plan participants’ contributions	—	—	2,143	1,675
Actuarial loss	17,349	31,155	11,231	3,640
Business combinations	—	230,610	—	47,408
Benefits paid	(34,083)	(24,155)	(11,206)	(8,231)

Benefit obligation at end of year	654,886	606,411	87,338	78,865

Change in plan assets:
Fair value of plan assets at beginning of year	464,594	254,419	—	—
Actual return on plan assets	31,731	95,788	—	—
Plan participants’ contributions	—	—	2,143	1,675
Business combinations	—	136,086	—	—
Benefits and other payments	(30,863)	(21,699)	(2,143)	(1,675)

Fair value of plan assets at end of year	465,462	464,594	—	—

Funded status	(189,424)	(141,817)	(87,338)	(78,865)
Unrecognized net actuarial loss	99,011	80,388	20,843	10,501
Unrecognized prior service cost	502	560	1,270	1,440

Prepaid (accrued) benefit cost	$(89,911)	$(60,869)	$(65,225)	$(66,924)

Amounts recognized in the consolidated balance sheet were:
Prepaid benefit cost (asset)	$4,600	$4,503	$—	$—
Accrued benefit cost (liability)	(115,561)	(86,422)	(65,225)	(66,924)
Intangible asset	563	627	—	—
Pre-tax charge to accumulated other comprehensive income	20,487	20,423	—	—

	$(89,911)	$(60,869)	$(65,225)	$(66,924)

      The Company has an unfunded supplemental pension plan for certain key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan was $46,574,000 and $46,457,000, respectively, as of December 31, 2004 and $40,502,000 and $40,500,000, respectively, as of December 31, 2003.
      The accumulated benefit obligation for all defined benefit pension plans was $580,325,000 and $550,313,000 at December 31, 2004 and 2003, respectively.
      As of December 31, 2004, the accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $573,607,000 (including $46,457,000 related to the unfunded supplemental pension plan) and $458,046,000, respectively. As of December 31, 2003, the accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $543,547,000 (including $40,500,000

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
related to the unfunded supplemental pension plan) and $457,125,000, respectively. As of December 31, 2004, the Company had recorded a cumulative minimum pension liability adjustment of $21,050,000 that after applicable tax effect resulted in a reduction of accumulated other comprehensive income of $12,497,000. At December 31, 2003, the recorded minimum pension liability adjustment reduced accumulated other comprehensive income by $12,458,000.
      The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension		Postretirement
	Benefits		Benefits

	2004	2003	2004	2003

Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of increase in future compensation levels	4.91%	4.92%	—	—
      The assumed weighted-average rates used to determine net benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Long-term rate of return on plan assets	8.50%	8.50%	8.75%	—	—	4.25%
Rate of increase in future compensation levels	4.92%	4.96%	4.94%	—	—	—
      On April 1, 2003, pension and other benefit obligations were assumed as a result of the acquisition of Allfirst. Initial liabilities and net costs were determined using a 6.25% discount rate and other assumptions as noted above.
      Weighted-average pension plan asset allocations based on the fair value of such assets at December 31, 2004 and 2003, and target allocations for 2005, by asset category, are as follows:

	December 31		Target

	2004	2003	Allocation 2005

Equity securities	76%	75%	55-75%
Debt securities	23	19	25-40
Other	1	6	0-15

Total	100%	100%

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
      Pension plan assets included common stock of M&T with a fair value of $35,363,000 (8% of total plan assets) at December 31, 2004 and $32,235,000 (7% of total plan assets) at December 31, 2003.
      The Company makes contributions to its funded qualified pension plans as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. Subject to the impact of actual events and circumstances that may occur in 2005, the Company does not expect to make contributions to the funded qualified pension plans in 2005. There were no contributions to the funded

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
qualified pension plans in 2004 or 2003. The Company regularly funds the payment of benefit obligations for the supplemental pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $3,220,000 and $2,456,000 in 2004 and 2003, respectively. Payments made by the Company for postretirement benefits were $9,063,000 and $6,556,000 in 2004 and 2003, respectively.
      Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

	Pension	Postretirement
	Benefits	Benefits

	(In thousands)
Year ending December 31:
2005	$22,958	$8,886
2006	27,979	8,457
2007	26,446	7,876
2008	27,159	7,455
2009	29,351	7,080
2010 through 2014	191,406	32,948
      For measurement of postretirement benefits, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5% over 5 years and remain constant thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	+1%	-1%

	(In thousands)
Increase (decrease) in:
Service and interest cost	$286	$(256)
Accumulated postretirement benefit obligation	4,709	(4,211)
      On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act provides for prescription drug benefits under a new Medicare Part D program and federal subsidies to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, the FASB issued Staff Position FAS 106-2 (“FAS 106-2”) providing formal guidance on the accounting for the effects of the Act. FAS 106-2 requires that effects of the Act be included in the measurement of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost when an employer initially adopts its provisions. FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company’s postretirement benefit plan does provide prescription drug benefits. Based on information presently available, the impact of the expected federal subsidy is not significant to the Company’s consolidated financial position or its results of operations.
      The Company has a retirement savings plan (“Savings Plan”) that is a defined contribution plan in which eligible employees of the Company may defer up to 15% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the Savings Plan totaled $16,215,000, $14,929,000 and $10,724,000 in 2004, 2003 and 2002, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

12.	Income taxes
      The components of income tax expense (benefit) were as follows:

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Current
Federal	$427,568	$317,023	$248,392
State and city	54,030	20,611	7,260

Total current	481,598	337,634	255,652

Deferred
Federal	(88,904)	(49,516)	(30,572)
State and city	(48,692)	(11,390)	(5,927)

Total deferred	(137,596)	(60,906)	(36,499)

Total income taxes applicable to pre-tax income	$344,002	$276,728	$219,153

      The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with generally accepted accounting principles, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2004, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $74,021,000. No actions are planned that would cause this reserve to become wholly or partially taxable.
      The portion of income taxes attributable to gains or losses on sales of bank investment securities was an expense of $1,121,000 and $970,000 in 2004 and 2003, respectively, and a benefit of $221,000 in 2002. No alternative minimum tax expense was recognized in 2004, 2003 or 2002.
      Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Income taxes at statutory rate	$373,283	$297,735	$236,567
Increase (decrease) in taxes:
Tax-exempt income	(26,920)	(24,332)	(19,972)
State and city income taxes, net of federal income tax effect, applicable to:
Pre-tax income	15,969	5,994	866
Reorganization of subsidiaries	(12,499)	—	—
Other	(5,831)	(2,669)	1,692

	$344,002	$276,728	$219,153

      During the third quarter of 2004, the Company reorganized two of its subsidiaries which altered the taxable status of such subsidiaries in certain jurisdictions thereby decreasing the Company’s effective state

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
income tax rate. As a result of the reorganizations, both income tax expense and deferred tax liabilities were reduced by $12,499,000. The Company’s effective income tax rate in future periods is not expected to be significantly different from what it otherwise would have been had the subsidiary reorganizations not occurred.
      Deferred tax assets (liabilities) were comprised of the following at December 31:

	2004	2003	2002

	(In thousands)
Losses on loans and other assets	$293,664	$283,512	$191,005
Postretirement and other supplemental employee benefits	43,900	44,157	19,105
Incentive compensation plans	28,172	28,871	14,650
Depreciation and amortization	—	—	11,286
Interest on loans	19,895	7,091	14,163
Retirement benefits	28,048	17,825	—
Stock-based compensation	39,899	33,535	26,656
Other	26,334	36,864	18,104

Gross deferred tax assets	479,912	451,855	294,969

Leasing transactions	(444,467)	(534,035)	(181,476)
Capitalized servicing rights	(16,199)	(20,390)	(8,834)
Retirement benefits	—	—	(28,798)
Depreciation and amortization	(17,975)	(32,668)	—
Unrealized investment gains	(11,748)	(24,485)	(35,441)
Other	(8,086)	(9,198)	(12,911)

Gross deferred tax liabilities	(498,475)	(620,776)	(267,460)

Net deferred tax asset (liability)	$(18,563)	$(168,921)	$27,509

      The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.
      The income tax credits shown in the statement of income of M&T in note 24 arise principally from operating losses before dividends from subsidiaries.

13.	Earnings per share
      The computations of basic earnings per share follow:

	Year Ended December 31

	2004	2003	2002

	(In thousands, except per share)
Income available to common stockholders:
Net income	$722,521	$573,942	$456,752
Weighted-average shares outstanding (including common stock issuable)	117,696	113,010	92,483
Basic earnings per share	$6.14	$5.08	$4.94

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
      The computations of diluted earnings per share follow:

	Year Ended December 31

	2004	2003	2002

	(In thousands, except per share)
Income available to common stockholders	$722,521	$573,942	$456,752
Weighted-average shares outstanding	117,696	113,010	92,483
Plus: incremental shares from assumed conversion of stock options	2,710	2,922	3,039

Adjusted weighted-average shares outstanding	120,406	115,932	95,522
Diluted earnings per share	$6.00	$4.95	$4.78

14.	Comprehensive income
      The following table displays the components of other comprehensive income:

	Before-tax	Income
	Amount	Taxes	Net

	(In thousands)
For the year ended December 31, 2004
Unrealized losses on investment securities:
Unrealized holding losses	$(52,686)	$11,616	$(41,070)
Less: reclassification adjustment for gains realized in net income	2,874	(1,121)	1,753

	(55,560)	12,737	(42,823)
Minimum pension liability adjustment	(64)	25	(39)

Net unrealized losses	$(55,624)	$12,762	$(42,862)

For the year ended December 31, 2003
Unrealized losses on investment securities:
Unrealized holding losses	$(25,752)	$9,986	$(15,766)
Less: reclassification adjustment for gains realized in net income	2,487	(970)	1,517

	(28,239)	10,956	(17,283)
Unrealized gains on cash flow hedge	1,019	(397)	622
Minimum pension liability adjustment	(20,423)	7,965	(12,458)

Net unrealized losses	$(47,643)	$18,524	$(29,119)

For the year ended December 31, 2002
Unrealized gains on investment securities:
Unrealized holding gains	$54,552	$(22,662)	$31,890
Less: reclassification adjustment for losses realized in net income	(608)	221	(387)

	55,160	(22,883)	32,277
Unrealized losses on cash flow hedge	(558)	234	(324)

Net unrealized gains	$54,602	$(22,649)	$31,953

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
      Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

			Minimum
			Pension
	Investment	Cash Flow	Liability
	Securities	Hedges	Adjustment	Total

	(In thousands)
Balance at January 1, 2002	$23,117	$(298)	$—	$22,819
Net gain (loss) during 2002	32,277	(324)	—	31,953

Balance at December 31, 2002	55,394	(622)	—	54,772
Net gain (loss) during 2003	(17,283)	622	(12,458)	(29,119)

Balance at December 31, 2003	38,111	—	(12,458)	25,653
Net loss during 2004	(42,823)	—	(39)	(42,862)

Balance at December 31, 2004	$(4,712)	$—	$(12,497)	$(17,209)

15.	Other income and other expense
      The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Other income:
Bank owned life insurance	$48,010	$44,630	$32,625
Letter of credit fees	33,579
Other expense:
Professional services	76,868	88,669	49,200
Amortization of capitalized servicing rights	57,885	50,907	39,806
Advertising and promotion	32,742	38,950
Provision for impairment of capitalized servicing rights			32,450

16.	International activities
      The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. Net assets identified with international activities amounted to $247,709,000 and $234,448,000 at December 31, 2004 and 2003, respectively. Such assets included $230,033,000 and $217,603,000, respectively, of loans to foreign borrowers. Deposits at M&T Bank’s offshore branch office were $4,232,932,000 and $2,209,451,000 at December 31, 2004 and 2003, respectively. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

17.	Derivative financial instruments
      As part of managing interest rate risk, the Company has entered into several interest rate swap agreements. The agreements modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain collateral

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
provisions protecting the at-risk party. The Company believes that the credit risk inherent in these contracts is not significant.
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
      Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-
			Average Rate		Estimated Fair
	Notional	Average			Value-Gain
	Amount	Maturity	Fixed	Variable	(Loss)

	(In thousands)	(In years)			(In thousands)
December 31, 2004
Fair value hedges:
Fixed rate time deposits(a)	$150,000	5.9	3.43%	2.21%	$(741)
Fixed rate long-term borrowings(a)	575,000	5.1	7.62%	5.43%	(3,103)

	$725,000	5.2	6.75%	4.76%	$(3,844)

December 31, 2003
Fair value hedges:
Fixed rate time deposits(a)	$110,000	6.2	3.52%	1.04%	$(302)
Fixed rate long-term borrowings(a)	575,000	6.1	7.62%	4.58%	(545)

	$685,000	6.1	6.96%	4.01%	$(847)

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
      The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive (pay) to terminate such contracts. The estimated fair value of such swap agreements at December 31, 2004 and 2003 included gross unrealized gains of $1,060,000 and $3,896,000, respectively, and gross unrealized losses of $4,904,000 and $4,743,000, respectively. At December 31, 2004 and 2003, the estimated fair values of interest rate swap agreements designated as fair value hedges were substantially offset by unrealized gains and losses resulting from changes in the fair values of the hedged items.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
      The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2004 mature as follows:

(In thousands)
Year Ending December 31:
2005	$75,000
2006	—
2007	10,000
2008	10,000
2009	—
Later years	630,000

$725,000

      The net effect of interest rate swap agreements was to increase net interest income by $18,276,000 in 2004, $17,327,000 in 2003 and $8,822,000 in 2002. The average notional amount of interest rate swap agreements impacting net interest income that were entered into for interest rate risk management purposes were $696,284,000 in 2004, $688,603,000 in 2003 and $693,910,000 in 2002. The amount of hedge ineffectiveness recognized in 2004, 2003 and 2002 was not material to the Company’s results of operations.
      The Company utilizes commitments to sell residential real estate loans to hedge the exposure to changes in the fair value of residential real estate loans held for sale. Such commitments have been designated as fair value hedges and, as a result, the commitments and the hedged loans are generally recorded at estimated fair value. The Company also utilizes commitments to sell residential real estate loans to offset the exposure to changes in the fair value of certain commitments to originate residential real estate loans for sale. As a result of these activities, at December 31, 2004 and 2003 net unrealized pre-tax gains related to loans held for sale, commitments to originate loans for sale, and commitments to sell loans were approximately $3 million and $7 million, respectively. Such unrealized gains are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold. As required by SAB No. 105, in estimating such unrealized gains in 2004, any value ascribable to cash flows that will be realized in connection with loan servicing activities has not been included in the determination of fair value of loans held for sale or commitments to originate loans for sale. Value ascribable to that portion of cash flows is now recognized at the time the underlying mortgages are sold. As a result of implementing SAB No. 105, there was a deferral of approximately $6 million of mortgage banking revenues as of December 31, 2004 that will be recognized when the underlying mortgage loans are sold.
      Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values and estimated fair value gains of $5.9 billion and $9,142,000, respectively, at December 31, 2004 and notional values and estimated fair value gains of $5.3 billion and $9,977,000, respectively, at December 31, 2003. Foreign exchange and other option and futures contracts totaled approximately $512 million and $548 million at December 31, 2004 and 2003, respectively. Such contracts were valued at gains of $261,000 and $464,000 at December 31, 2004 and 2003, respectively. Trading account assets and liabilities are recorded in the

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
consolidated balance sheet at estimated fair value. The following table includes information about the estimated fair value of derivative financial instruments used for trading purposes:

	2004	2003

	(In thousands)
December 31:
Gross unrealized gains	$102,814	148,106
Gross unrealized losses	93,411	137,665
Year ended December 31:
Average gross unrealized gains	$119,167	132,425
Average gross unrealized losses	110,397	123,871
      Net gains realized from derivative financial instruments used for trading purposes were $11,144,000, $6,620,000 and $2,205,000 in 2004, 2003 and 2002, respectively.

18.	Variable interest entities and asset securitizations

Variable interest entities
      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The FASB’s stated intent in issuing FIN 46 was to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity (as defined in FIN 46) if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both. In December 2003, the FASB issued a revised FIN 46 (“FIN 46R”), which attempted to clarify the guidance in the original interpretation. FIN 46 applied to variable interest entities created after January 31, 2003 and to all variable interest entities created prior to February 1, 2003 that were considered to be special-purpose entities (as defined in FIN 46R) as of December 31, 2003. FIN 46R was applicable to all variable interest entities no later than the end of the first reporting period that ended after March 15, 2004. A description of variable interest entities in which the Company holds a significant variable interest and the impact of the new accounting provisions related to investments in variable interest entities is described below.
      M&T Auto Receivables I, LLC is a special purpose subsidiary of M&T Bank formed for the purpose of borrowing $500 million in a revolving asset-backed structured borrowing with an unaffiliated conduit lender. The revolving asset-backed structured borrowing is secured by automobile loans and other assets transferred to the special purpose subsidiary by M&T Bank or other of its subsidiaries that totaled $565 million and $559 million at December 31, 2004 and 2003, respectively. The activities of M&T Auto Receivables I, LLC are generally restricted to purchasing and owning automobile loans for the purpose of securing this revolving borrowing arrangement. Proceeds from payments on the automobile loans are required to be applied in priority order for fees, principal and interest on the borrowing, and funding the monthly replenishment of loans. Any remaining proceeds are available for distribution to M&T Bank. The secured borrowing is prepayable, in whole or in part, at any time and is non-recourse to M&T Bank and the Company. However, 80% of the borrowing can be put back to M&T Bank upon demand. The Company’s maximum incremental exposure to loss resulting from the structure of this borrowing arrangement is generally restricted to the amount that such borrowing is overcollateralized. Management currently estimates no material losses as a result of this borrowing arrangement. The assets and liabilities of M&T Auto Receivables I, LLC have been included in the Company’s consolidated financial statements

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
since November 2002 when the revolving structured borrowing arrangement was entered into. Such accounting treatment did not change as a result of the new accounting provisions for variable interest entities described above.
      As part of the Allfirst transaction, M&T acquired a variable interest in a trust that holds AIB American Depositary Shares (“ADSs”) for the purpose of satisfying options to purchase such shares granted by Allfirst to certain employees. The trust purchased the AIB ADSs with the proceeds of a loan from Allfirst. The loan to the trust was assumed by M&T on the acquisition date. Proceeds from option exercises and any dividends and other earnings on the trust assets are used to repay the loan plus interest. Option holders have no preferential right with respect to the trust assets and the trust assets are subject to the claims of M&T’s creditors. The trust has been included in the Company’s consolidated financial statements since April 1, 2003. As a result, included in investment securities available for sale were 1,216,541 AIB ADSs with a carrying value of approximately $28 million at December 31, 2004, compared with 2,640,261 AIB ADSs with a carrying value of approximately $62 million at December 31, 2003. Outstanding options granted to employees who have continued service with M&T totaled 925,013 and 2,443,333 at December 31, 2004 and 2003, respectively. All outstanding options were fully vested and exercisable at both December 31, 2004 and 2003. The options expire at various dates through June 2012. M&T’s maximum exposure to loss is $28 million at December 31, 2004.
      Prior to December 31, 2003, the Company included the Trusts and Allfirst Capital Trust (see note 9) in its consolidated financial statements. As a result of implementing the new accounting provisions for variable interest entities, as of December 31, 2003 the Trusts and Allfirst Capital Trust were removed from the Company’s consolidated financial statements. As a result, at December 31, 2004 and 2003, the Company included the Junior Subordinated Debentures payable to the Trusts and the Floating Rate Junior Subordinated Debentures payable to the Allfirst Asset Trust as long-term borrowings in its consolidated balance sheet. Prior to December 31, 2003, the Company included the preferred capital securities of the Trusts and the Allfirst Capital Trust in its consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. That change in financial statement presentation had no economic impact on the Company, had no material or substantive impact on the Company’s consolidated financial statements, and resulted in the Company recognizing $30 million in other assets for its “investment” in the common securities of the Trusts and Allfirst Asset Trust that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.
      The Company facilitates certain customer borrowing arrangements by providing credit support in the form of financial standby letters of credit. Some of those customer borrowing arrangements utilize special purpose trusts. In such cases, the trusts issue variable rate demand bonds and pass through the resulting proceeds to the sponsoring customer that formed the trust. The Company provides financial standby letters of credit to the trusts and may also serve as remarketing agent and/or trustee in the arrangements. The Company receives fees for each of those services, in addition to a structuring fee. The Company’s maximum exposure to loss at December 31, 2004 and 2003 as a result of its involvement with these transactions was equal to the letter of credit amounts which totaled $1.5 billion at each of those respective dates and which approximated the amount of variable rate demand bonds issued by the trusts. However, it is extremely unlikely that losses of such magnitude will ever occur. The trusts referred to in this paragraph are not included in the Company’s consolidated financial statements. Information about the Company’s obligations under financial standby letters of credit and other guarantees and indemnification contracts is presented in note 20.
      The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $296 million and $250 million at December 31, 2004 and 2003, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $111 million, including $40 million of unfunded commitments, at December 31, 2004 and $74 million, including $39 million of unfunded commitments, at December 31, 2003. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the new accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

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
      As qualified special purpose trusts, neither M&T 2003 Trust nor M&T 2002 Trust are included in the Company’s consolidated financial statements. Because the transactions were non-recourse, the Company’s maximum exposure to loss as a result of its association with the trusts is limited to realizing the carrying value of the retained securities and servicing rights. The combined outstanding principal amount of mortgage-backed securities issued by M&T 2003 Trust and M&T 2002 Trust was $1.1 billion at December 31, 2004 and $1.4 billion at December 31, 2003. The principal amount of such securities held by the Company was $946 million and $1.2 billion at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, loans of the trusts that were 30 or more days delinquent totaled $18 million and $17 million, respectively. Credit losses, net of recoveries, for the trusts in 2004 and 2003 were

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
insignificant. The Company did not repurchase any delinquent or foreclosed loans from the trusts in 2004 or 2003. Certain cash flows between the Company and the two trusts were as follows:

	Year Ended December 31

	2004	2003

	(In thousands)
Principal and interest payments on retained securities	$304,448	$508,304
Servicing fees received	3,480	2,531
      A summary of the fair values of retained subordinated interests resulting from the Company’s residential mortgage loan securitization activities follows. Although the estimated fair values of the retained subordinated interests were obtained from independent pricing sources, the Company has modeled the sensitivity of such fair values to changes in certain assumptions as summarized in the table below. These calculated sensitivities are hypothetical and actual changes in the fair value may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair values is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous. The hypothetical effect of adverse changes on the Company’s retained capitalized servicing assets at December 31, 2004 is included in note 7.

		Weighted-	Weighted-	Annual
		Average	Average	Expected
	Fair	Prepayment	Discount	Credit
	Value	Speed	Rate	Defaults

	(Dollars in thousands)
Retained subordinated interests:
As of securitization date	$91,705	23.81%	7.68%	.09%
As of December 31, 2004	77,797	9.57%	7.43%	.08%

Impact on fair value of 10% adverse change		(60)	(3,055)	(230)
Impact on fair value of 20% adverse change		(130)	(5,914)	(463)
      The subordinated retained securities do not have pro rata participation in loan principal prepayments for the first seven years of the securitization. The assumed weighted-average discount rate is 151 basis points higher than the weighted-average coupon of the underlying mortgage loans at December 31, 2004.

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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
related financial instruments or assigned some other amount as required by SFAS No. 107. Additional information about the assumptions and calculations utilized is presented below.
      The carrying amounts and calculated estimates for financial instrument assets (liabilities) are presented in the following table.

	December 31, 2004		December 31, 2003

	Carrying	Calculated	Carrying	Calculated
	Amount	Estimate	Amount	Estimate

	(In thousands)
Financial assets:
Cash and due from banks	$1,334,628	$1,334,628	$1,877,494	$1,877,494
Money-market assets	199,364	199,364	250,315	250,315
Investment securities	8,474,619	8,476,844	7,259,150	7,262,331
Commercial loans and leases	9,980,252	9,959,047	9,217,371	9,199,975
Commercial real estate loans	14,040,000	14,060,200	12,371,064	12,515,272
Residential real estate loans	3,261,589	3,273,555	3,081,440	3,089,178
Consumer loans and leases	11,116,636	11,139,217	11,102,560	11,176,384
Allowance for credit losses	(626,864)	(626,864)	(614,058)	(614,058)
Accrued interest receivable	200,232	200,232	178,809	178,809
Financial liabilities:
Noninterest-bearing deposits	$(8,417,365)	$(8,417,365)	$(8,411,296)	$(8,411,296)
Savings deposits and NOW accounts	(15,550,662)	(15,550,662)	(15,856,948)	(15,856,948)
Time deposits	(7,228,514)	(7,272,979)	(6,637,249)	(6,773,092)
Deposits at foreign office	(4,232,932)	(4,232,932)	(2,209,451)	(2,209,451)
Short-term borrowings	(4,703,664)	(4,703,664)	(4,442,246)	(4,442,246)
Long-term borrowings	(6,348,559)	(6,532,379)	(5,535,425)	(5,732,682)
Accrued interest payable	(88,676)	(88,676)	(93,692)	(93,692)
Trading account liabilities	(93,411)	(93,411)	(137,665)	(137,665)
Other financial instruments:
Commitments to originate real estate loans for sale	$1,764	$1,764	$4,868	$4,868
Commitments to sell real estate loans	(2,322)	(2,322)	(8,427)	(8,427)
Other credit-related commitments	(36,721)	(36,721)	(28,180)	(28,180)
Interest rate swap agreements used for interest rate risk management	(3,844)	(3,844)	(847)	(847)
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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
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

Trading account assets and liabilities
      Trading account assets and liabilities are carried in the consolidated balance sheet at estimated fair value which, in general, is based on quoted market prices. Trading account assets are included in money-market assets and totaled $159,946,000 and $214,833,000 at December 31, 2004 and 2003, respectively. Trading account liabilities are included in other liabilities and totaled $93,411,000 and $137,665,000 at December 31, 2004 and 2003, respectively.

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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

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
      Many of the estimates presented herein are based upon the use of highly subjective information and assumptions and, accordingly, the results may not be precise. Management believes that fair value estimates may not be comparable between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made. Furthermore, because the disclosed fair value amounts were estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.

20.	Commitments and contingencies
      In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	December 31

	2004	2003

	(In thousands)
Commitments to extend credit
Home equity lines of credit	$4,283,371	$3,747,663
Commercial real estate loans to be sold	105,660	70,747
Other commercial real estate and construction	1,809,382	730,485
Residential real estate loans to be sold	422,159	458,863
Other residential real estate	449,564	639,852
Commercial and other	6,645,878	6,786,997
Standby letters of credit	3,162,901	3,056,611
Commercial letters of credit	57,455	69,387
Financial guarantees and indemnification contracts	1,168,517	1,061,691
Commitments to sell real estate loans	931,924	895,808
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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
consummated between the customer and third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.
      Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the FNMA DUS program. Under this program, the Company’s maximum credit risk associated with loans sold with recourse at December 31, 2004 and 2003 totaled $926 million and $825 million, respectively. Those recourse amounts were equal to one-third of each sold loan’s outstanding principal balance.
      Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.
      The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives in accordance with SFAS No. 133 and along with commitments to originate real estate loans to be held for sale and hedged real estate loans held for sale are now generally recorded in the consolidated balance sheet at estimated fair market value. However, in accordance with SAB No. 105, effective April 1, 2004, value ascribable to cash flows that will be realized in connection with loan servicing activities has not been included in the determination of fair value of loans held for sale or commitments to originate loans for sale. Value ascribable to that portion of cash flows is now recognized at the time the underlying mortgage loans are sold. As a result of implementing SAB No. 105, there was a deferral of approximately $6 million of mortgage banking revenues as of December 31, 2004 that will be recognized when the underlying mortgage loans are sold. Additional information about such derivative financial instruments is included in note 17.
      The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 44 years. Minimum lease payments under noncancellable operating leases are summarized in the following table:

(In thousands)
Year Ending December 31:
2005	$46,887
2006	41,139
2007	32,235
2008	26,831
2009	21,947
Later years	83,333

$252,372

      The Company entered into an agreement in 2003 with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland for a fifteen year term. Under the agreement, the Company paid $3 million in both 2003 and 2004, and is obligated to pay $5 million per year from 2005 through 2013 and $6 million per year from 2014 through 2017.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
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
      The financial information of the Company’s segments has been compiled utilizing the accounting policies described in note 1 with certain exceptions. The more significant of these exceptions are described herein. The Company allocates interest income or interest expense using a methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities) with income based on the maturity, prepayment and/or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the “All Other” category. A provision for credit losses is allocated to segments in an amount based largely on actual net charge-offs incurred by the segment during the period plus or minus an amount necessary to adjust the segment’s allowance for credit losses due to changes in loan balances. In contrast, the level of the consolidated provision for credit losses is determined using the methodologies described in note 1 to assess the overall adequacy of the allowance for credit losses. Indirect fixed and variable expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expenses and bankwide expense accruals (including amortization of core deposit and other intangible assets) are generally not allocated to segments. Income taxes are allocated to segments based on the Company’s marginal statutory tax rate adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

				Residential
	Commercial	Commercial	Discretionary	Mortgage	Retail	All
	Banking	Real Estate(c)	Portfolio	Banking	Banking	Other(c)	Total

	(In thousands, except asset data)
For the year ended December 31, 2004
Net interest income(a)	$353,733	$233,120	$139,089	$80,511	$837,180	$90,939	$1,734,572
Noninterest income	161,558	38,098	50,386	145,764	363,893	183,270	942,969

	515,291	271,218	189,475	226,275	1,201,073	274,209	2,677,541
Provision for credit losses	6,468	3,353	2,682	1,714	67,871	12,912	95,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	75,410	75,410
Depreciation and other amortization	380	5,008	7,012	47,558	26,870	33,836	120,664
Other noninterest expense	139,101	53,635	12,641	131,977	708,924	273,666	1,319,944

Income (loss) before taxes	369,342	209,222	167,140	45,026	397,408	(121,615)	1,066,523
Income tax expense (benefit)	151,504	74,403	49,981	16,866	162,002	(110,754)	344,002

Net income (loss)	$217,838	$134,819	$117,159	$28,160	$235,406	$(10,861)	$722,521

Average total assets (in millions)	$10,946	$7,868	$10,936	$1,801	$14,739	$5,227	$51,517

Capital expenditures (in millions)	$—	$—	$—	$2	$25	$5	$32

For the year ended December 31, 2003
Net interest income(a)	$307,432	$211,324	$97,065	$97,715	$779,711	$105,508	$1,598,755
Noninterest income	115,037	30,553	47,168	202,924	309,618	125,795	831,095

	422,469	241,877	144,233	300,639	1,089,329	231,303	2,429,850
Provision for credit losses	18,661	974	1,731	967	81,509	27,158	131,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	78,152	78,152
Depreciation and other amortization	392	2,998	5,495	44,088	24,938	35,599	113,510
Other noninterest expense(b)	107,118	42,297	20,686	147,601	659,382	279,434	1,256,518

Income (loss) before taxes	296,298	195,608	116,321	107,983	323,500	(189,040)	850,670
Income tax expense (benefit)	121,763	73,714	29,851	41,817	131,826	(122,243)	276,728

Net income (loss)	$174,535	$121,894	$86,470	$66,166	$191,674	$(66,797)	$573,942

Average total assets (in millions)	$9,693	$7,244	$8,821	$1,862	$13,166	$4,563	$45,349

Capital expenditures (in millions)	$—	$—	$—	$2	$12	$18	$32

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

				Residential
	Commercial	Commercial	Discretionary	Mortgage	Retail	All
	Banking	Real Estate(c)	Portfolio	Banking	Banking	Other(c)	Total

	(In thousands, except asset data)
For the year ended December 31, 2002
Net interest income(a)	$214,018	$174,200	$68,205	$85,869	$599,261	$106,032	$1,247,585
Noninterest income	50,506	7,262	38,293	168,047	189,564	58,259	511,931

	264,524	181,462	106,498	253,916	788,825	164,291	1,759,516
Provision for credit losses	47,037	495	572	777	66,414	6,705	122,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	51,484	51,484
Depreciation and other amortization	412	164	3,230	37,937	18,536	18,024	78,303
Other noninterest expense	64,065	20,930	17,872	154,211	435,119	139,627	831,824

Income (loss) before taxes	153,010	159,873	84,824	60,991	268,756	(51,549)	675,905
Income tax expense (benefit)	63,420	67,541	20,476	23,244	109,590	(65,118)	219,153

Net income	$89,590	$92,332	$64,348	$37,747	$159,166	$13,569	$456,752

Average total assets (in millions)	$6,315	$6,234	$7,072	$1,618	$9,059	$1,637	$31,935

Capital expenditures (in millions)	$—	$—	$—	$1	$12	$4	$17

(a)	Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $17,330,000 in 2004, $16,313,000 in 2003 and $14,049,000 in 2002 and is eliminated in “All Other” net interest income and income tax expense (benefit).

(b)	Including the impact in the “All Other” category of the merger-related expenses described in note 2.

(c)	During the second quarter of 2004, a business unit obtained in the April 1, 2003 acquisition of Allfirst that had previously been included in the “All Other” category was moved to the Commercial Real Estate segment for internal profitability reporting purposes. As a result, approximately $64 million of assets were transferred from the “All Other” category to the Commercial Real Estate segment. This strategic business unit contributed net income of $3 million in 2003. Financial information for 2003 has been reclassified to conform with current year presentation.
     The Commercial Banking segment provides a wide range of credit products and banking services to middle-market and large commercial customers, largely within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, letters of credit, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the FNMA DUS program. The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides services to commercial customers and consumers that include foreign exchange, securities trading and municipal bond underwriting and sales. The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to bank subsidiaries of M&T. The segment periodically purchases servicing rights to loans that have been originated by other entities. This segment also originates and services loans to developers of residential real estate properties. Residential mortgage loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of services to consumers and small businesses through several delivery channels that include banking offices, automated teller machines, telephone banking and internet banking. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, the difference between the provision for credit losses and the calculated provision allocated

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
to the reportable segments, goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions, the net impact of the Company’s internal funds transfer pricing methodology, eliminations of transactions between reportable segments, certain nonrecurring transactions, the residual effects of unallocated support systems and general and administrative expenses, and the impact of interest rate risk management strategies. The amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Revenues	$(60,195)	$(87,309)	$(70,229)
Expenses	(16,950)	(18,307)	(19,356)
Income taxes (benefit)	(17,596)	(28,077)	(20,700)
Net income (loss)	(25,649)	(40,925)	(30,173)
      The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

22.	Regulatory matters
      Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2004, approximately $559,860,000 was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval.
      Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.
      The bank subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2004 and 2003, cash and due from banks included a daily average of $408,450,000 and $501,031,000, respectively, for such purpose.
      Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under the capital adequacy guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum “leverage” ratio of “Tier 1 capital” to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 2004, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements. As of December 31, 2004 and 2003, the most recent notifications from federal regulators categorized each of M&T’s bank subsidiaries as “well capitalized” under the regulatory framework for prompt corrective action. To be considered “well capitalized,” a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively. Management is unaware of any conditions or events since the latest notifications from federal regulators that have changed the capital adequacy category of M&T’s bank subsidiaries.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
      The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2004 and 2003 are presented below:

	M&T		M&T
	(Consolidated)	M&T Bank	Bank, N.A.

	(Dollars in thousands)
December 31, 2004:
Tier 1 capital
Amount	$3,340,974	3,132,925	78,908
Ratio(a)	7.31%	6.92%	29.80%
Minimum required amount(b)	1,827,356	1,810,262	10,590
Total capital
Amount	4,984,374	4,758,812	82,105
Ratio(a)	10.91%	10.52%	31.01%
Minimum required amount(b)	3,654,712	3,620,525	21,180
Leverage
Amount	3,340,974	3,132,925	78,908
Ratio(c)	6.73%	6.38%	21.24%
Minimum required amount(b)	1,489,266	1,472,892	11,145

December 31, 2003:
Tier 1 capital
Amount	$3,205,649	3,116,834	85,209
Ratio(a)	7.30%	7.18%	26.60%
Minimum required amount(b)	1,755,845	1,735,288	12,814
Total capital
Amount	4,916,825	4,779,265	88,896
Ratio(a)	11.20%	11.02%	27.75%
Minimum required amount(b)	3,511,689	3,470,575	25,627
Leverage
Amount	3,205,649	3,116,834	85,209
Ratio(c)	6.98%	6.87%	18.17%
Minimum required amount(b)	1,378,201	1,360,134	14,065

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.

(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation.

(c)	The ratio of capital to average assets, as defined by regulation.

23.	Relationship of M&T and AIB

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
      With respect to AIB’s right to have representation on the M&T and M&T Bank boards of directors and key board committees, for as long as AIB holds at least 15% of M&T’s outstanding common stock, AIB is entitled to designate four individuals, reasonably acceptable to M&T, on both the M&T and M&T Bank boards of directors. In addition, one of the AIB designees to the M&T board of directors will serve on each of the Executive; Nomination, Compensation and Governance; and Audit committees. Also, as long as AIB

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
holds at least 15% of M&T’s outstanding common stock, neither the M&T nor the M&T Bank board of directors may consist of more than 28 directors without the consent of the M&T directors designated by AIB. AIB will continue to enjoy these rights if its holdings of M&T common stock drop below 15%, but not below 12%, so long as AIB restores its ownership percentage to 15% within one year. In the event that AIB holds at least 10%, but less than 15%, of M&T’s outstanding common stock, AIB will be entitled to designate at least two individuals on both the M&T and M&T Bank boards of directors and, in the event that AIB holds at least 5%, but less than 10%, of M&T’s outstanding common stock, AIB will be entitled to designate one individual on both the M&T and M&T Bank boards of directors. M&T also has the right to appoint one representative to the AIB board while AIB remains a significant shareholder.
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
      M&T assumed from Allfirst two floating rate notes payable to AIB. A $100 million floating rate note payable to AIB was repaid by M&T on June 3, 2003. An additional $200 million floating rate note payable to AIB was repaid by M&T on September 30, 2003. Interest expense related to the notes discussed above aggregated $2 million in 2003.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

24.	Parent company financial statements
Condensed Balance Sheet

	December 31

	2004	2003

	(In thousands)
Assets
Cash
In subsidiary bank	$4,785	$2,129
Other	1	1

Total cash	4,786	2,130
Due from consolidated subsidiaries
Banks
Money-market assets	139,086	59,639
Note receivable	200,000	200,000
Current income tax receivable	2,718	2,347
Other	743	439
Other	30	—

Total due from consolidated subsidiaries	342,577	262,425
Investments in consolidated subsidiaries
Banks	6,287,009	6,398,737
Other	28,762	32,603
Investments in unconsolidated subsidiaries (note 18)	30,228	30,228
Other assets	145,302	181,404

Total assets	$6,838,664	$6,907,527

Liabilities
Due to consolidated subsidiaries
Banks	$39	$384
Other	1,533	12,349

Total due to consolidated subsidiaries	1,572	12,733
Accrued expenses and other liabilities	52,780	52,430
Long-term borrowings	1,054,698	1,125,154

Total liabilities	1,109,050	1,190,317
Stockholders’ equity	5,729,614	5,717,210

Total liabilities and stockholders’ equity	$6,838,664	$6,907,527

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
Condensed Statement of Income

	Year Ended December 31

	2004	2003	2002

	(In thousands, except per share)
Income
Dividends from consolidated subsidiaries
Banks	$864,000	$65,000	$340,000
Other	3,650	—	—
Other income	16,901	18,601	1,545

Total income	884,551	83,601	341,545

Expense
Interest on short-term borrowings	—	25	—
Interest on long-term borrowings	56,091	51,971	21,516
Other expense	6,215	7,877	3,242

Total expense	62,306	59,873	24,758

Income before income taxes and equity in undistributed income of subsidiaries	822,245	23,728	316,787
Income tax credits	17,777	16,316	8,896

Income before equity in undistributed income of subsidiaries	840,022	40,044	325,683

Equity in undistributed income of subsidiaries
Net income of subsidiaries	750,149	598,898	471,069
Less: dividends received	(867,650)	(65,000)	(340,000)

Equity in undistributed income of subsidiaries	(117,501)	533,898	131,069

Net income	$722,521	$573,942	$456,752

Net income per common share
Basic	$6.14	$5.08	$4.94
Diluted	6.00	4.95	4.78

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
Condensed Statement of Cash Flows

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Cash flows from operating activities
Net income	$722,521	$573,942	$456,752
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	117,501	(533,898)	(131,069)
Provision for deferred income taxes	3,436	3,524	(873)
Net change in accrued income and expense	(15,528)	(12,050)	6,677

Net cash provided by operating activities	827,930	31,518	331,487

Cash flows from investing activities
Proceeds from sales of investment securities	16,755	70,065	—
Proceeds from maturities of investment securities	27,418	14,434	—
Purchases of investment securities	(12,380)	(1,369)	—
Net decrease in loans to affiliates	—	158,000	—
Acquisitions, net of cash acquired	—	163,046	—
Other, net	2,450	3,832	(17)

Net cash provided (used) by investing activities	34,243	408,008	(17)

Cash flows from financing activities
Net decrease in short-term borrowings	—	(100,000)	—
Payments on long-term borrowings	(63,435)	(300,000)	—
Purchases of treasury stock	(610,261)	—	(240,314)
Dividends paid — common	(187,669)	(135,423)	(96,858)
Other, net	81,295	72,047	58,765

Net cash used by financing activities	(780,070)	(463,376)	(278,407)

Net increase (decrease) in cash and cash equivalents	82,103	(23,850)	53,063
Cash and cash equivalents at beginning of year	61,769	85,619	32,556

Cash and cash equivalents at end of year	$143,872	$61,769	$85,619

Supplemental disclosure of cash flow information
Interest received during the year	$6,805	$14,401	$2,079
Interest paid during the year	60,294	34,846	21,266
Income taxes received during the year	42,946	32,720	25,676

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board, President and Chief Executive Officer, and Michael P. Pinto, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of December 31, 2004.
      (b) Management’s annual report on internal control over financial reporting. Included under the heading “Report on Internal Control Over Financial Reporting” at Item 8 of this Annual Report on Form 10-K.
      (c) Attestation report of the registered public accounting firm. Included under the heading “Report of Independent Registered Public Accounting Firm” at Item 8 of this Annual Report on Form 10-K.
      (d) Changes in internal control over financial reporting. M&T continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended December 31, 2004 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The identification of the Registrant’s directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 4, 2005.
      The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.
      Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or about March 4, 2005.
      The other information required by Item 10 is incorporated by reference to the captions “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” and “CODES OF BUSINESS CONDUCT AND ETHICS” contained in the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 4, 2005.

Item 11.	Executive Compensation.
      Incorporated by reference to the captions “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” and “PERFORMANCE GRAPH” contained in the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 4, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Incorporated by reference to the captions “PRINCIPAL BENEFICIAL OWNERS OF SHARES” and “STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” contained in the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 4, 2005.
      The information required by this item concerning Equity Compensation Plan information is incorporated by reference to the caption “EQUITY COMPENSATION PLAN INFORMATION” contained in the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 4, 2005.

Item 13.	Certain Relationships and Related Transactions.
      Incorporated by reference to the caption “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” contained in the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 4, 2005.

Item 14.	Principal Accountant Fees and Services.
      Incorporated by reference to the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT PUBLIC ACCOUNTANT OF M&T BANK CORPORATION” contained in the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 4, 2005.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.” Financial statement schedules are not required or are inapplicable, and therefore have been omitted.
      (b) Exhibits required by Item 601 of Regulation S-K. The exhibits listed on the Exhibit Index of this Annual Report on Form 10-K have been previously filed, are filed herewith or are incorporated herein by reference to other filings.
      (c) Additional financial statement schedules. None.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2005.

M&T Bank Corporation

By:	/s/ Robert G. Wilmers

Robert G. Wilmers
Chairman of the Board, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Robert G. Wilmers Robert G. Wilmers	Chairman of the Board, President and Chief Executive Officer	February 24, 2005

Principal Financial Officer:

/s/ Michael P. Pinto Michael P. Pinto	Executive Vice President and Chief Financial Officer	February 24, 2005

Principal Accounting Officer:

/s/ Michael R. Spychala Michael R. Spychala	Senior Vice President and Controller	February 24, 2005

A majority of the board of directors:

William F. Allyn

/s/ Brent D. Baird Brent D. Baird	February 24, 2005

/s/ Robert J. Bennett Robert J. Bennett	February 24, 2005

/s/ C. Angela Bontempo C. Angela Bontempo	February 24, 2005

Robert T. Brady

/s/ Emerson L. Brumback Emerson L. Brumback	February 24, 2005

/s/ Michael D. Buckley Michael D. Buckley	February 24, 2005

/s/ Patrick J. Callan Patrick J. Callan	February 24, 2005

/s/ R. Carlos Carballada R. Carlos Carballada	February 24, 2005

T. Jefferson Cunningham III

/s/ Donald Devorris Donald Devorris	February 24, 2005

/s/ Richard E. Garman Richard E. Garman	February 24, 2005

/s/ James V. Glynn James V. Glynn	February 24, 2005

/s/ Derek C. Hathaway Derek C. Hathaway	February 24, 2005

Daniel R. Hawbaker

/s/ Patrick W.E. Hodgson Patrick W.E. Hodgson	February 24, 2005

/s/ Gary Kennedy Gary Kennedy	February 24, 2005

/s/ Richard G. King Richard G. King	February 24, 2005

/s/ Reginald B. Newman, II Reginald B. Newman, II	February 24, 2005

/s/ Jorge G. Pereira Jorge G. Pereira	February 24, 2005

/s/ Michael P. Pinto Michael P. Pinto	February 24, 2005

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	February 24, 2005

Eugene J. Sheehy

/s/ Stephen G. Sheetz Stephen G. Sheetz	February 24, 2005

/s/ Herbert L. Washington Herbert L. Washington	February 24, 2005

/s/ Robert G. Wilmers Robert G. Wilmers	February 24, 2005

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization, dated as of September 26, 2002, by and among M&T Bank Corporation, Allied Irish Banks, p.l.c. and Allfirst Financial Inc. Incorporated by reference to Exhibit No. 2 to the Form 8-K dated October 3, 2002 (File No. 1-9861).
3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated May 29, 1998. Incorporated by reference to Exhibit No. 3.1 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).
3.2	Certificate of Amendment of the Certificate of Incorporation of M&T Bank Corporation dated October 2, 2000. Incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
3.3	Certificate of Amendment to the Certificate of Incorporation of M&T Bank Corporation dated March 4, 2003, effective as of March 25, 2003. Incorporated by reference to Exhibit 3.3 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
3.4	Certificate of Amendment to the Certificate of Incorporation of M&T Bank Corporation dated March 28, 2003, effective as of April 1, 2003. Incorporated by reference to Exhibit 3.4 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
3.5	Amended and Restated Bylaws of M&T Bank Corporation effective as of October 21, 2003. Incorporated by reference to Exhibit 3.5 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.1	Instruments defining the rights of security holders, including indentures. Incorporated by reference to Exhibit Nos. 3.1 through 3.5, 10.1 through 10.5, 10.12 through 10.15, and 10.17 through 10.26 hereof.
4.2	Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.3	Amendment to Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.4	Junior Subordinated Indenture dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.5	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.5 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.6	Guarantee Agreement dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.7	Amendment to Guarantee Agreement dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.7 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.8	Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated June 6, 1997 (File No. 1-9861).
4.9	Amendment to Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.9 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.10	Junior Subordinated Indenture dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated June 6, 1997 (File No. 1-9861).

4.11	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.12	Guarantee Agreement dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to the Form 8-K dated June 6, 1997 (File No. 1-9861).
4.13	Amendment to Guarantee Agreement dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.14	Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.14 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.15	Amendment to Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.15 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.16	Indenture dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.16 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.17	Supplemental Indenture dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.17 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.18	Second Supplemental Indenture dated as of February 28, 2003 by and between M&T Bank Corporation (as successor by merger to Olympia Financial Corp.) and The Bank of New York. Incorporated by reference to Exhibit 4.18 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.19	Common Securities Guarantee Agreement dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.18 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.20	Amendment to Common Securities Guarantee Agreement as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.19 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.21	Series A Capital Securities Guarantee Agreement dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.20 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.22	Amendment to Series A Capital Securities Guarantee Agreement dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.21 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.23	Senior Indenture dated as of May 1, 1997 by and among Keystone Financial Mid-Atlantic Funding Corp., Olympia Financial Corp. (as successor by merger to Keystone Financial, Inc.), and Bankers Trust Company. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Keystone Financial Mid-Atlantic Funding Corp. and Keystone Financial, Inc. dated April 17, 1997 (File No. 333-25393).
4.24	First Supplemental Indenture, dated as of October 6, 2000, by and between Olympia Financial Corp. and Bankers Trust Company. Incorporated by reference to Exhibit 4.24 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.25	Second Supplemental Indenture, dated as of February 28, 2003, by and between M&T Bank Corporation (as successor by merger to Olympia Financial Corp.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company). Incorporated by reference to Exhibit 4.25 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).

4.26	Indenture, dated as of December 30, 1996, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.27	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).
4.28	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Incorporated by reference to Exhibit 4.28 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.29	Amended and Restated Declaration of Trust, dated as of December 30, 1996, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Regular Trustees named therein. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.30	Guarantee Agreement, dated as of December 30, 1996, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.31	Registration Rights Agreement, dated as of December 30, 1996, by and among First Maryland Bancorp, First Maryland Capital I and the Initial Purchasers named therein. Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.32	Indenture, dated as of February 4, 1997, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.33	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.3 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).
4.34	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Incorporated by reference to Exhibit 4.34 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.35	Amended and Restated Declaration of Trust, dated as of February 4, 1997, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Regular Trustees named therein. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.36	Guarantee Agreement, dated as of February 4, 1997, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.37	Registration Rights Agreement, dated as of February 4, 1997, by and among First Maryland Bancorp, First Maryland Capital II and the Initial Purchasers named therein. Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.38	Indenture, dated as of July 13, 1999, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).

4.39	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.40	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Incorporated by reference to Exhibit 4.40 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.41	Amended and Restated Declaration of Trust of Allfirst Preferred Capital Trust, dated as of July 13, 1999, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.42	Amended and Restated Declaration of Trust of Allfirst Preferred Asset Trust, dated as of July 13, 1999, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Administrators named therein. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.43	Series B Capital Trust Guarantee Agreement, dated as of December 29, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.44	Series B Asset Trust Preferred Guarantee Agreement, dated as of December 29, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.45	Registration Rights Agreement, dated as of July 9, 1999, by and among First Maryland Bancorp, Allfirst Preferred Capital Trust, Allfirst Preferred Asset Trust and the initial purchaser named therein. Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.46	Indenture, dated as of May 15, 1992, by and between First Maryland Bancorp and Bankers Trust Company. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of First Maryland Bancorp (File No. 33-46277).
4.47	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and Bankers Trust Company. Incorporated by reference to Exhibit 4.1 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).
4.48	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company). Incorporated by reference to Exhibit 4.48 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.49	Registration Rights Agreement, dated April 1, 2003, between M&T Bank Corporation and Allied Irish Banks, p.l.c. Incorporated by reference to Exhibit 4.23 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
10.1	Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
10.2	Waiver, dated as of January 15, 2003, to Credit Agreement dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended December 31, 2002 (File No. 1-9861).

10.3	Amendment No. 1, dated December 9, 2003, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
10.4	M&T Bank Corporation 1983 Stock Option Plan as last amended on April 20, 1999. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9861).*
10.5	M&T Bank Corporation 2001 Stock Option Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2001 (File No. 1-9861).*
10.6	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.7	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7, 1985. Incorporated by reference to Exhibit No. (10)(d)(A) to the Form 10-K for the year ended December 31, 1984 (File No. 0-4561).*
10.8	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit No. 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).*
10.9	Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).*
10.10	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.7 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.11	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit No. 10.8 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.12	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Filed herewith.*
10.13	M&T Bank Corporation Directors’ Stock Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 2002 (File No. 1-9861).*
10.14	Restated 1987 Stock Option and Appreciation Rights Plan of ONBANCorp, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.15	1992 ONBANCorp Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.16	Consulting agreement, dated July 9, 2000, between M&T Bank Corporation and T. Jefferson Cunningham III. Incorporated by reference to Exhibit 10.15 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).*
10.17	Keystone Financial, Inc. 1997 Stock Incentive Plan, as amended November 19, 1998. Incorporated by reference to Exhibit 10.16 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.18	Keystone Financial, Inc. 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10.10 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1997 (File No. 000-11460).*
10.19	Keystone Financial, Inc. 1988 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.20	Keystone Financial, Inc. 1995 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit B to the Proxy Statement of Keystone Financial, Inc. dated April 7, 1995 (File No. 000-11460).*
10.21	Keystone Financial, Inc. 1990 Non-Employee Directors’ Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*

10.22	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).*
10.23	Financial Trust Corp Non-Employee Director Stock Option Plan of 1994. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Financial Trust Corp, dated March 26, 1996 (File No. 333-01989).*
10.24	Progressive Bank, Inc. 1993 Non-Qualified Stock Option Plan for Directors. Incorporated by reference to Exhibit 10.9 to the Progressive Bank, Inc. Form 10-K for the year ended December 31, 1993 (File No. 0-15025).*
10.25	Premier National Bancorp, Inc. 1995 Incentive Stock Plan (as amended and restated effective May 13, 1999). Incorporated by reference to Exhibit 10.4 to the Premier National Bancorp, Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-13213).*
10.26	M&T Bank Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended September 30, 2002 (File No. 1-9861).*
11.1	Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 13 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
14.1	M&T Bank Corporation Code of Ethics for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
21.1	Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.
23.1	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 333-57330, 333-63660, 33-12207, 33-58500, 33-63917, 333-43171, 333-43175, 333-63985, 333-97031, 33-32044, 333-16077, 333-84384 and 333-122147. Filed herewith.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Management contract or compensatory plan or arrangement.