Form 10-Q
period 2005-03-31
M&T BANK CORP
filed 2005-05-10
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ].

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on April 30, 2005: 113,672,505 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31,	December 31,
Dollars in thousands, except per share	2005	2004
Assets
Cash and due from banks	$1,348,725	1,334,628
Money-market assets
Interest-bearing deposits at banks	9,339	10,242
Federal funds sold and agreements to resell securities	22,385	29,176
Trading account	152,637	159,946

Total money-market assets	184,361	199,364

Investment securities
Available for sale (cost: $8,316,598 at March 31, 2005; $8,047,681 at December 31, 2004)	8,252,223	8,054,717
Held to maturity (market value: $98,925 at March 31, 2005; $100,275 at December 31, 2004)	96,957	98,050
Other (market value: $329,710 at March 31, 2005; $321,852 at December 31, 2004)	329,710	321,852

Total investment securities	8,678,890	8,474,619

Loans and leases	39,320,465	38,644,622
Unearned discount	(247,122)	(246,145)
Allowance for credit losses	(631,993)	(626,864)

Loans and leases, net	38,441,350	37,771,613

Premises and equipment	356,623	367,204
Goodwill	2,904,081	2,904,081
Core deposit and other intangible assets	149,386	165,507
Accrued interest and other assets	1,823,802	1,721,705

Total assets	$53,887,218	52,938,721

Liabilities
Noninterest-bearing deposits	$8,392,193	8,417,365
NOW accounts	810,737	828,999
Savings deposits	14,785,924	14,721,663
Time deposits	8,085,637	7,228,514
Deposits at foreign office	4,218,916	4,232,932

Total deposits	36,293,407	35,429,473

Federal funds purchased and agreements to repurchase securities	4,339,007	3,924,576
Other short-term borrowings	542,589	779,088
Accrued interest and other liabilities	756,224	727,411
Long-term borrowings	6,282,386	6,348,559

Total liabilities	48,213,613	47,209,107

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued at March 31, 2005 and at December 31, 2004	60,198	60,198
Common stock issuable, 102,388 shares at March 31, 2005; 107,517 shares at December 31, 2004	5,496	5,779
Additional paid-in capital	2,883,593	2,897,912
Retained earnings	3,414,395	3,270,887
Accumulated other comprehensive income (loss), net	(61,490)	(17,209)
Treasury stock – common, at cost - 6,520,701 shares at March 31, 2005; 5,168,896 shares at December 31, 2004	(628,587)	(487,953)

Total stockholders’ equity	5,673,605	5,729,614

Total liabilities and stockholders’ equity	$53,887,218	52,938,721

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended March 31
In thousands, except per share	2005	2004
Interest income
Loans and leases, including fees	$548,689	471,639
Money-market assets
Deposits at banks	28	15
Federal funds sold and agreements to resell securities	169	28
Trading account	99	150
Investment securities
Fully taxable	85,987	70,810
Exempt from federal taxes	3,349	3,490

Total interest income	638,321	546,132

Interest expense
NOW accounts	318	994
Savings deposits	27,889	22,921
Time deposits	48,754	36,389
Deposits at foreign office	25,380	6,882
Short-term borrowings	31,991	12,058
Long-term borrowings	61,934	47,585

Total interest expense	196,266	126,829

Net interest income	442,055	419,303
Provision for credit losses	24,000	20,000

Net interest income after provision for credit losses	418,055	399,303

Other income
Mortgage banking revenues	33,426	28,258
Service charges on deposit accounts	88,353	88,325
Trust income	33,523	33,586
Brokerage services income	14,181	13,853
Trading account and foreign exchange gains	4,869	5,123
Gain on sales of bank investment securities	216	2,512
Other revenues from operations	59,690	56,494

Total other income	234,258	228,151

Other expense
Salaries and employee benefits	206,610	200,750
Equipment and net occupancy	44,006	47,372
Printing, postage and supplies	8,831	9,892
Amortization of core deposit and other intangible assets	16,121	21,148
Other costs of operations	91,769	110,805

Total other expense	367,337	389,967

Income before taxes	284,976	237,487
Income taxes	95,686	77,997

Net income	$189,290	159,490

Net income per common share
Basic	$1.65	1.33
Diluted	1.62	1.30
Cash dividends per common share	$.40	.40
Average common shares outstanding
Basic	114,773	119,738
Diluted	117,184	122,316

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three months ended March 31
In thousands	2005	2004
Cash flows from operating activities
Net income	$189,290	159,490
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	24,000	20,000
Depreciation and amortization of premises and equipment	15,257	16,378
Amortization of capitalized servicing rights	14,577	14,118
Amortization of core deposit and other intangible assets	16,121	21,148
Provision for deferred income taxes	(32,478)	(27,367)
Asset write-downs	131	186
Net gain on sales of assets	(1,231)	(3,040)
Net change in accrued interest receivable, payable	(4,913)	(4,880)
Net change in other accrued income and expense	69,479	81,302
Net change in loans held for sale	37,191	(5,377)
Net change in trading account assets and liabilities	(13,113)	7,138

Net cash provided by operating activities	314,311	279,096

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	10,022	212,983
Other	12,503	5,013
Proceeds from maturities of investment securities
Available for sale	501,463	514,077
Held to maturity	34,582	45,074
Purchases of investment securities
Available for sale	(780,440)	(1,068,881)
Held to maturity	(33,493)	(47,194)
Other	(20,361)	(412)
Additions to capitalized servicing rights	(9,566)	(14,163)
Net increase in loans and leases	(735,672)	(760,185)
Capital expenditures, net	(3,349)	(4,813)
Other, net	(63,804)	67,223

Net cash used by investing activities	(1,088,115)	(1,051,278)

Cash flows from financing activities
Net increase in deposits	867,720	229,488
Net increase in short-term borrowings	178,955	513,365
Proceeds from long-term borrowings	400,000	300,110
Payments on long-term borrowings	(450,813)	(100,766)
Purchases of treasury stock	(188,772)	(162,178)
Dividends paid – common	(45,743)	(47,644)
Other, net	19,763	58,001

Net cash provided by financing activities	781,110	790,376

Net increase in cash and cash equivalents	$7,306	18,194
Cash and cash equivalents at beginning of period	1,363,804	1,899,782

Cash and cash equivalents at end of period	$1,371,110	1,917,976

Supplemental disclosure of cash flow information
Interest received during the period	$623,405	535,853
Interest paid during the period	194,860	131,645
Income taxes paid during the period	25,162	9,718

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$3,026	4,607

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income (loss), net	stock	Total
2004
Balance – January 1, 2004	$—	60,053	6,326	2,888,963	2,736,215	25,653	—	5,717,210
Comprehensive income:
Net income	—	—	—	—	159,490	—	—	159,490
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	31,782	—	31,782

								191,272
Purchases of treasury stock	—	—	—	—	—	—	(162,178)	(162,178)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	11,644	—	—	—	11,644
Exercises	—	144	—	(1,909)	—	—	25,005	23,240
Directors’ stock plan	—	1	—	165	—	—	—	166
Deferred compensation plans, net, including dividend equivalents	—	—	236	(364)	(47)	—	606	431
Common stock cash dividends - $.40 per share	—	—	—	—	(47,644)	—	—	(47,644)

Balance – March 31, 2004	$—	60,198	6,562	2,898,499	2,848,014	57,435	(136,567)	5,734,141

2005
Balance – January 1, 2005	$—	60,198	5,779	2,897,912	3,270,887	(17,209)	(487,953)	5,729,614
Comprehensive income:
Net income	—	—	—	—	189,290	—	—	189,290
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(44,281)	—	(44,281)

								145,009
Purchases of treasury stock	—	—	—	—	—	—	(188,772)	(188,772)
Repayment of management stock ownership program receivable	—	—	—	94	—	—	—	94
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	11,596	—	—	—	11,596
Exercises	—	—	—	(25,873)	—	—	47,126	21,253
Directors’ stock plan	—	—	—	32	—	—	224	256
Deferred compensation plans, net, including dividend equivalents	—	—	(283)	(168)	(39)	—	788	298
Common stock cash dividends - $.40 per share	—	—	—	—	(45,743)	—	—	(45,743)

Balance – March 31, 2005	$—	60,198	5,496	2,883,593	3,414,395	(61,490)	(628,587)	5,673,605

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Three months ended March 31
In thousands	2005	2004
Beginning balance	$626,864	614,058
Provision for credit losses	24,000	20,000
Allowance related to loans sold or securitized	—	(501)
Net charge-offs
Charge-offs	(26,783)	(29,401)
Recoveries	7,912	11,484

Total net charge-offs	(18,871)	(17,917)

Ending balance	$631,993	615,640

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Financial Statements included in the Company’s 2004 Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2. Earnings per share

The computations of basic earnings per share follow:

	Three months ended
	March 31
	2005	2004
	(in thousands, except per share)
Income available to common stockholders
Net income	$189,290	159,490
Weighted-average shares outstanding (including common stock issuable)	114,773	119,738
Basic earnings per share	$1.65	1.33

The computations of diluted earnings per share follow:

	Three months ended
	March 31
	2005	2004
	(in thousands, except per share)
Income available to common stockholders	$189,290	159,490
Weighted-average shares outstanding	114,773	119,738
Plus: incremental shares from assumed conversion of stock options	2,411	2,578

Adjusted weighted-average shares outstanding	117,184	122,316
Diluted earnings per share	$1.62	1.30

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Comprehensive income

The following table displays the components of other comprehensive income:

	Three months ended March 31, 2005
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(71,195)	27,046	(44,149)
Less: reclassification adjustment for gains realized in net income	216	(84)	132

Net unrealized losses	$(71,411)	27,130	(44,281)

	Three months ended March 31, 2004
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$54,777	(21,463)	33,314
Less: reclassification adjustment for gains realized in net income	2,512	(980)	1,532

Net unrealized gains	$52,265	(20,483)	31,782

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

		Minimum
		pension
	Investment	liability
	securities	adjustment	Total
	(in thousands)
Balance – January 1, 2005	$(4,712)	(12,497)	(17,209)
Net loss during period	(44,281)	—	(44,281)

Balance – March 31, 2005	$(48,993)	(12,497)	(61,490)

Balance – January 1, 2004	$38,111	(12,458)	25,653
Net gain during period	31,782	—	31,782

Balance – March 31, 2004	$69,893	(12,458)	57,435

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) issued $310 million of fixed rate preferred capital securities. In 1996, $150 million of floating rate preferred capital securities were issued by First Maryland Capital I (“Trust IV”) and in 1997, $150 million of floating rate preferred capital securities were issued by First Maryland Capital II (“Trust V”). The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 3.66% and 3.59%, respectively, at March 31, 2005 and 3.07% and 3.01%, respectively, at December 31, 2004. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”

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

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of M&T as follows:

	Capital	Common	Junior Subordinated
Trust	Securities	Securities	Debentures
Trust I	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of 8.234% Junior Subordinated Debentures due February 1, 2027.

Trust II	$100 million	$3.09 million	$103.09 million aggregate liquidation amount of 8.277% Junior Subordinated Debentures due June 1, 2027.

Trust III	$60 million	$1.856 million	$61.856 million aggregate liquidation amount of 9.25% Junior Subordinated Debentures due February 1, 2027.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings, continued

	Capital	Common	Junior Subordinated
Trust	Securities	Securities	Debentures
Trust IV	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of Floating Rate Junior Subordinated Debentures due January 15, 2027.

Trust V	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of Floating Rate Junior Subordinated Debentures due February 1, 2027.

The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities of Trust III, Trust IV and Trust V at March 31, 2005 and December 31, 2004 include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 3.66% and 3.59%, respectively, at March 31, 2005 and 3.07% and 3.01%, respectively, at December 31, 2004.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings, continued

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

In 1999, Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures assumed by M&T in an acquisition and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 4.09% at March 31, 2005 and 3.50% at December 31, 2004.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings, continued

Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust IV, Trust V and Allfirst Asset Trust, the junior subordinated debentures associated with preferred capital securities had financial statement carrying values as follows:

	March 31	December 31
	2005	2004
	(in thousands)
Trust I	$154,640	154,640
Trust II	103,093	103,093
Trust III	68,953	69,034
Trust IV	142,690	142,553
Trust V	140,162	139,997
Allfirst Asset Trust	101,523	101,483

	$711,061	710,800

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 21 to the Company’s consolidated financial statements as of and for the year ended December 31, 2004. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 21 to the Company’s 2004 consolidated financial statements, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company has, however, assigned such intangible assets to business units for purposes of

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Segment information, continued

testing for impairment. Information about the Company’s segments is presented in the following table:

	Three months ended March 31
	2005			2004
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)(a)
	(in thousands)
Commercial Banking	$127,413	173	51,714	122,186	161	52,174
Commercial Real Estate(b)	65,528	203	32,763	58,233	278	28,327
Discretionary Portfolio	47,260	155	29,640	43,011	1,335	24,874
Residential Mortgage Banking	57,615	8,993	10,893	53,454	9,002	258
Retail Banking	313,982	4,501	75,297	297,171	4,935	53,277
All Other(b)	64,515	(14,025)	(11,017)	73,399	(15,711)	580

Total	$676,313	—	189,290	647,454	—	159,490

	Average total assets
	Three months ended		Year ended
	March 31		December 31
	2005	2004	2004
	(in millions)
Commercial Banking	$11,356	10,601	10,946
Commercial Real Estate(b)	8,475	7,489	7,868
Discretionary Portfolio	11,711	10,454	10,936
Residential Mortgage Banking	2,037	1,669	1,801
Retail Banking	14,799	14,551	14,739
All Other(b)	4,928	5,151	5,227

Total	$53,306	49,915	51,517

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets owned, interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). Total revenues and net income (loss) for the first quarter of 2004 have been adjusted to reflect modifications to the internal funds transfer

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Segment information, continued

methodology effective January 1, 2005. The net effect of the change was to increase previously reported net income for the quarter ended March 31, 2004 in the Retail Banking segment by $4 million and to decrease previously reported net income for each of the Commercial Banking and Discretionary Portfolio segments by $1 million and the Commercial Real Estate segment by $2 million. The taxable-equivalent adjustment aggregated $4,120,000 and $4,230,000 for the three-month periods ended March 31, 2005 and 2004, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

(b)	During the second quarter of 2004, a business unit that had been previously included in the “All Other” category was moved to the Commercial Real Estate segment for internal profitability reporting purposes. As a result, approximately $64 million of assets were transferred from the “All Other” category to the Commercial Real Estate segment. This business unit contributed net income of approximately $1 million in the first quarter of 2004. Information for 2004 has been reclassified to conform to current period presentations.

6. Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	March 31	December 31
	2005	2004
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$4,506,145	4,283,371
Commercial real estate loans to be sold	106,703	105,660
Other commercial real estate and construction	1,852,764	1,809,382
Residential real estate loans to be sold	462,044	422,159
Other residential real estate	563,916	449,564
Commercial and other	6,809,582	6,645,878

Standby letters of credit	3,353,159	3,162,901

Commercial letters of credit	47,457	57,455

Financial guarantees and indemnification contracts	1,194,985	1,168,517

Commitments to sell real estate loans	996,718	931,924

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Commitments and contingencies, continued

the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National Mortgage Association Delegated Underwriting and Servicing program. Under this program, the Company’s maximum credit risk associated with loans sold with recourse totaled $932 million and $926 million at March 31, 2005 and December 31, 2004, respectively.

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and along with commitments to originate real estate loans to be held for sale and hedged real estate loans held for sale are generally recorded in the consolidated balance sheet at estimated fair market value. However, in accordance with Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” issued by the United States Securities and Exchange Commission, effective April 1, 2004, value ascribable to cash flows that will be realized in connection with loan servicing activities has not been included in the determination of fair value of loans held for sale or commitments to originate loans for sale. Value ascribable to that portion of cash flows is now recognized at the time the underlying mortgage loans are sold. As a result of implementing SAB No. 105, there was a deferral of approximately $6 million of mortgage banking revenues as of March 31, 2005 that will be recognized when the underlying mortgage loans are sold.

The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland for a fifteen year term. Under the agreement, the Company paid $3 million in both 2003 and 2004, and is obligated to pay $5 million per year from 2005 through 2013 and $6 million per year from 2014 through 2017.

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

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost consisted of the following:

	Pension		Postretirement
	benefits		benefits
	Three months ended March 31
	2005	2004	2005	2004
	(in thousands)
Service cost	$8,000	7,850	250	225
Interest cost on projected benefit obligation	9,925	9,303	1,350	1,225
Expected return on plan assets	(9,575)	(9,376)	—	—
Amortization of net actuarial loss	1,200	699	300	175

Net periodic benefit cost	$9,550	8,476	1,900	1,625

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income of M&T Bank Corporation (“M&T”) was $189 million or $1.62 of diluted earnings per common share in the first quarter of 2005, increases of 19% and 25%, respectively, from $159 million or $1.30 of diluted earnings per common share in the first quarter of 2004. During the fourth quarter of 2004, net income was $192 million or $1.62 of diluted earnings per common share. Basic earnings per common share were $1.65 in the recently completed quarter, compared with $1.33 in the first quarter of 2004 and $1.66 in 2004’s final quarter.

     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in 2005’s first quarter was 1.44%, compared with 1.29% in the year-earlier quarter and 1.45% in the fourth quarter of 2004. The annualized rate of return on average common stockholders’ equity was 13.41% in the recent quarter, compared with 11.19% and 13.37% in the first and fourth quarters of 2004, respectively.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of accounting for business combinations using the purchase method of accounting, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.1 billion at each of March 31, 2005, March 31, 2004 and December 31, 2004. Included in such intangible assets at each of those dates was goodwill of $2.9 billion. Amortization of core deposit and other intangible assets, after tax effect, was $10 million ($.08 per diluted share) during each of the first quarter of 2005 and fourth quarter of 2004, compared with $13 million ($.11 per diluted share) in the first quarter of 2004.

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

     Net operating income rose 15% to $199 million in the first quarter of 2005 from $172 million in the corresponding quarter of 2004. Diluted net operating earnings per share for the recent quarter were $1.70, an increase of 21% from $1.41 in the first quarter of 2004. Net operating income and diluted net operating earnings per share were $202 million and $1.70, respectively, in the fourth quarter of 2004.

     Net operating income in 2005’s initial quarter represented an annualized rate of return on average tangible assets of 1.61%, compared with 1.48% and 1.62% in the first and fourth quarters of 2004, respectively. Net operating income expressed as an annualized return on average tangible common equity was 29.67% in the recently completed quarter, compared with 26.02% in the year-earlier quarter and 29.69% in the fourth quarter of 2004.

     Reconciliations of GAAP results with non-GAAP results are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income rose 5% to $446 million in the first quarter of 2005 from $424 million in the year-earlier quarter, but was equal to the fourth quarter of 2004. The improvement in the recent quarter as compared with 2004’s initial quarter reflects a $3.8 billion, or 9%, increase in average earning assets, partially offset by a narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets.

     Average loans and leases rose $2.7 billion, or 8%, to $38.6 billion in the recently completed quarter from $35.8 billion in the first quarter of 2004, and were up 1% from the $38.1 billion average in 2004’s fourth quarter. Leading the recent quarter’s growth in average loans from a year earlier were higher average outstanding commercial loans and commercial real estate loans which increased $1.0 billion or 11% and $1.7 billion or 13%, respectively. Average residential real estate loans increased $162 million or 5% from the first quarter of 2004, due, in part, to higher average balances of loans held for sale by the Company’s residential mortgage banking subsidiary, M&T Mortgage Corporation. Reflecting mixed results, the consumer loan portfolio declined in the first quarter of 2005 by $92 million or 1% as compared with the first quarter of 2004. Growth in the outstanding balances of home equity lines of credit was offset by a decline in automobile loans and leases and planned run-off of other second-mortgage loans. The Company experienced growth of 2% in the average balance of the commercial loan and commercial real estate loan portfolios in the recent quarter as compared with 2004’s final quarter, while average consumer loans declined by 1%. In dollar amount, average commercial loans and commercial real estate loans increased in 2005’s initial quarter by $175 million and $299 million, respectively, and the average balance of consumer loans decreased by $121 million as compared with the final quarter of 2004. The decline in consumer loans reflected a $183 million decrease in the average balance of automobile loans and leases, offset in part, by an increase of $85 million in average outstanding balances under home equity lines of credit. Average residential real estate loans in the recent quarter increased by $84 million or 3% from 2004’s fourth quarter. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2005	2004	2004 .
Commercial, financial, etc.	$10,094	11%	2%
Real estate – commercial	14,193	13	2
Real estate – consumer	3,246	5	3
Consumer
Automobile	4,071	(9)	(4)
Home equity lines	3,863	18	2
Home equity loans	1,335	(21)	(4)
Other	1,778	5	2

Total consumer	11,047	(1)	(1)

Total	$38,580	8%	1%

     Investment securities averaged $8.6 billion during 2005’s initial quarter, compared with $7.5 billion in the year-earlier quarter and $8.3 billion in the fourth quarter of 2004. The higher level of investment securities in the recently completed quarter as compared with a year earlier reflected net purchases of securities in 2004 and 2005, consisting largely of collateralized residential mortgage obligations. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination.

     Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, federal funds sold and agreements to resell securities, averaged $87 million in the recently completed quarter, compared with $85 million and $67 million in the first and fourth quarters of 2004, respectively. The amount of investment securities and money-market assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

     As a result of the changes described herein, average earning assets rose 9% to $47.2 billion in the initial quarter of 2005 from $43.4 billion in the year-earlier quarter. Average earning assets were $46.5 billion in the final 2004 quarter.

     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T, are also included in core deposits. Average core deposits were $27.6 billion in the first quarter of 2005, compared with $27.9 billion in the year earlier quarter and $28.1 billion in the fourth quarter of 2004. The following table provides an analysis of quarterly changes in the components of average core deposits. The decline in average NOW account balances in the recent quarter compared with the first quarter of 2004 reflects product modifications that resulted in additional customer balances being swept into savings deposit accounts.

AVERAGE CORE DEPOSITS

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
Dollars in millions	2005	2004	2004
NOW accounts	$376	(66)%	—%
Savings deposits	15,022	2	(2)
Time deposits less than $100,000	4,046	(11)	—
Noninterest-bearing deposits	8,202	8	(2)

Total	$27,646	(1)%	(2)%

     Additional sources of funding for the Company include domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.4 billion in the quarter ended March 31, 2005, compared with $1.2 billion during the first quarter of 2004 and $1.3 billion in 2004’s final quarter. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $4.2 billion, $2.8 billion and $3.5 billion for the three-month periods ended March 31, 2005, March 31, 2004 and December 31, 2004, respectively. Average brokered time deposits totaled $1.9 billion during the recent quarter, compared with $854 million and $1.7 billion in the first and fourth quarters of 2004, respectively. At March 31, 2005, brokered time deposits totaled $2.5 billion and the weighted-average remaining term to maturity of such deposits was 14 months. Certain of these brokered time deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $160 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $60 million during the first quarter of 2005, compared with $59 million in the corresponding quarter of 2004 and $57 million in the fourth quarter of 2004. Offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

     The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Banks of New York, Pittsburgh and Atlanta (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $5.2 billion in the first 2005 quarter, compared with $4.8 billion and $5.4 billion in the first and fourth quarters of 2004, respectively. Unsecured federal funds borrowings, which generally mature daily, included in short-term borrowings averaged $4.4 billion, $3.9 billion and $4.5 billion in the first quarters of 2005 and 2004, and the fourth quarter of 2004, respectively. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained daily from a wide variety of banks and other financial institutions. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank (the principal bank subsidiary of M&T) formed in November 2002. The special purpose subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company.

     Long-term borrowings averaged $6.4 billion in the initial quarter of 2005, compared with $5.6 billion in the year-earlier quarter and $6.1 billion in the fourth quarter of 2004. Included in average long-term borrowings were amounts borrowed from the FHLB of $3.9 billion in the first quarter of 2005, and $3.1 billion and $3.5 billion in the first and fourth quarters of 2004, respectively, and subordinated capital notes of $1.3 billion in each of those quarters. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $711 million in the first quarter of 2005 and in the fourth quarter of 2004, and $710 million in the initial 2004 quarter. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements. As described later, certain interest rate swap agreements have been entered into by the Company as part of its management of interest rate risk relating to long-term borrowings.

     Changes in the composition of the Company’s earning assets and interest-bearing liabilities as described herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.46% in the first quarter of 2005 and 3.67% in the year-earlier quarter. The yield on earning assets during the recent quarter was 5.52%, up 42 basis points (hundredths of one percent) from 5.10% in the first quarter of 2004, while the rate paid on interest-bearing liabilities increased 63 basis points to 2.06% from 1.43%. In the final quarter of 2004, the net interest spread was 3.49%, the yield on earning assets was 5.24% and the rate paid on interest-bearing liabilities was 1.75%. The contraction of the net interest spread from the prior periods reflects the impact of rising short-term interest rates since June 2004 and the fact that, in general, rates paid on interest-bearing liabilities, including short-term borrowings and foreign office deposits, tend to reprice more rapidly than yields on many earning assets. During the period from June 30, 2004 through March 31, 2005, the Federal Reserve raised its benchmark overnight federal funds target rate seven times, each increase representing a 25 basis point increment over the previous effective target rate.

     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Average net interest-free funds totaled $8.6 billion in the recent quarter, compared with $7.8 billion and $8.7 billion in the first and fourth quarters of 2004, respectively. The increase in average net interest-free funds in the first 2005 quarter as compared with the initial 2004 quarter were largely due to higher non-interest bearing deposit balances. Goodwill and core deposit and other intangible assets averaged $3.1 billion during each of the quarters ended March 31, 2005, March 31, 2004 and December 31, 2004. The cash surrender value of bank owned life insurance averaged $1.0 billion in each of the first quarter of 2005 and 2004 and in the fourth quarter of 2004. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.”

     The contribution of net interest-free funds to net interest margin was .37% in the recent quarter, compared with .25% in the year-earlier quarter and .33% in 2004’s fourth quarter. The increase in the contribution to net interest margin ascribed to net interest-free funds in the recent quarter as compared with the first quarter of 2004 and the fourth quarter of 2004 resulted largely from the impact of higher interest rates on interest-bearing liabilities used to value such contribution.

     Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.83% in 2005’s initial quarter, down from 3.92% in the comparable quarter of 2004, but little changed from 3.82% in the fourth quarter of 2004. Until the recent quarter, net interest margin had declined in each quarter subsequent to the first quarter of 2003, and net interest margin for the fourth quarter of 2004 was the lowest earned by the Company since the fourth quarter of 1998.

     Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $735 million as of March 31, 2005, $725 million as of December 31, 2004 and $675 million as of March 31, 2004. In general, under the terms of these swap agreements, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates of interest and makes payments at variable rates.

     As of March 31, 2005, all of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended March 31, 2005 and 2004 and the quarter ended December 31, 2004 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges was a loss of approximately $18 million at March 31, 2005, compared with a gain of $15 million at March 31, 2004 and a loss of $4 million at December 31, 2004. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates.

     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.72% and 5.27%, respectively, at March 31, 2005. The average notional amounts of interest rate swap agreements and the related effect on net interest income and margin, and the weighted-average rate paid or received on those swaps are presented in the accompanying table.

INTEREST RATE SWAP AGREEMENTS

	Three months ended March 31
	2005		2004
Dollar in thousands	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(2,816)	(.03)	(5,241)	(.06)

Net interest income/margin	$2,816	.02%	$5,241	.05%

Average notional amount	$733,778		$675,659

Rate received **		6.83%		7.23%
Rate paid **		5.28%		4.11%

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. As an additional source of funding, the Company entered into a $500 million revolving asset-backed structured borrowing, as noted earlier.

     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $4.1 billion, $3.7 billion and $4.0 billion at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. In general, these borrowings were unsecured and matured on the following business day.

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

     The Company serves in the capacity of remarketing agent for variable rate demand bonds (“VRDBs”), issued by customers of the Company for the purpose of obtaining financing. The VRDBs are enhanced by a direct-pay letter of credit provided by M&T Bank. Holders of the VRDBs generally have the right to sell the bonds to the remarketing agent with seven days notice, which could result in M&T Bank owning the VRDBs for some period of time until such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. The value of VRDBs in the Company’s trading account totaled $25 million at March 31, 2005, $10 million at March 31, 2004 and $14 million at December 31, 2004. As of March 31, 2005 and 2004, the total amount of VRDBs outstanding backed by an M&T Bank letter of credit was $1.6 billion, compared with $1.5 billion at December 31, 2004. M&T Bank also serves as remarketing agent for most of those bonds.

     The Company enters into contractual obligations in the normal course of business which require future cash payments. Such obligations include, among others, payments related to deposits, borrowings, leases, and other contractual commitments. The Company also enters into various other off-balance sheet commitments to customers that may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Since many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further information related to these commitments is provided in note 6 of Notes to Financial Statements.

     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. Under that limitation, at March 31, 2005 approximately $467 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at March 31, 2005 or at December 31, 2004.

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

     Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Company to interest rate risk, since assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and shifts in the maturity curve of interest rates and provide management with a long-term interest rate risk metric.

     The Company’s Risk Forum Committee, which includes members of senior management, monitors the sensitivity of the Company’s net interest income to changes in interest rates with the aid of a computer model that forecasts net interest income under different interest rate scenarios. In modeling changing interest rates, the Company considers different yield curve shapes that consider both parallel (that is, simultaneous changes in interest rates at each point on the yield curve) and non-parallel (that is, allowing interest rates at points on the yield curve to vary by different amounts) shifts in the yield curve. Non-parallel changes in rates result in either a flattening or a steepening of the yield curve. In utilizing the model, market implied forward interest rates over the subsequent twelve months are generally used to determine a base interest rate scenario for the net interest income simulation. That calculated base net interest income is then compared to the income calculated under the varying interest rate scenarios. The model considers the impact of ongoing lending and deposit-gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

     The accompanying table as of March 31, 2005 and December 31, 2004 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
(dollars in thousands)

	Calculated increase(decrease)
	in projected net interest income
Changes in interest rates	March 31, 2005	December 31, 2004
+200 basis points	$(21,677)	(20,848)
+100 basis points	(9,676)	(8,228)
-100 basis points	6,826	12,386
-200 basis points	12,622	4,900

     Many assumptions were utilized by the Company to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenario presented, the Company also assumed gradual changes in rates during a twelve-month period of 100 and 200 basis points as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of changes in interest rates, market conditions, and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Company’s past or projected net interest income.

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

     The notional amounts of interest rate contracts entered into for trading purposes totaled $6.2 billion at March 31, 2005, compared with $5.3 billion at March 31, 2004 and $5.9 billion at December 31, 2004. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $470 million, $605 million and $512 million at March 31, 2005, March 31, 2004 and December 31, 2004, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $153 million and $74 million, respectively, at March 31, 2005, $213 million and $144 million, respectively, at March 31, 2004, and $160 million and $94 million, respectively, at December 31, 2004. Included in trading account assets at March 31, 2005, December 31, 2004 and March 31, 2004 were $41 million, $40 million and $43 million, respectively, related to deferred compensation plans. Changes in the fair value of such assets are recorded in trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at March 31, 2005, December 31, 2004 and March 31, 2004 were $48 million, $49 million and $51 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the first quarter of 2005 was $24 million, compared with $20 million in the year-earlier quarter and $28 million in 2004’s fourth quarter. Net loan charge-offs were $19 million in the recent quarter, compared with $18 million during the first quarter of 2004 and $27 million during the final quarter of 2004. Net charge-offs as an annualized percentage of average loans and leases were .20% in the first quarter of each of 2005 and 2004, compared with .29% in the fourth quarter of 2004. A summary of net charge-offs by loan type follows:

NET CHARGE-OFFS
BY LOAN/LEASE TYPE

	First Quarter	First Quarter	Fourth Quarter
In thousands	2005	2004	2004
Commercial, financial, etc.	$6,070	3,450	9,427
Real estate:
Commercial	(769)	(878)	1,786
Residential	492	1,241	644
Consumer	13,078	14,104	15,623

	$18,871	17,917	27,480

     Nonperforming loans consist of nonaccrual and restructured loans, and totaled $180 million or ..46% of total loans and leases outstanding at March 31, 2005, compared with $256 million or .70% a year earlier and $172 million or .45% at December 31, 2004. The significant decrease in nonperforming loans at the two most recent quarter-ends as compared with March 31, 2004 reflects both a general improvement in repayment performance by borrowers and the sale of two large commercial loans during the second quarter of 2004.

     Accruing loans past due 90 days or more totaled $125 million or .32% of total loans and leases at March 31, 2005, compared with $144 million or .40% at March 31, 2004 and $155 million or .40% at December 31, 2004. Accruing loans past due 90 days or more included $102 million, $117 million and $121 million at March 31, 2005, March 31, 2004 and December 31, 2004, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. The outstanding principal balances of the repurchased loans are guaranteed by government-related entities and totaled $84 million and $110 million as of March 31, 2005 and 2004, respectively, and $104 million at December 31, 2004. Other accruing loans past due 90 days or more that were guaranteed by government-related entities included foreign commercial and industrial loans supported by the Export-Import Bank of the United States totaling $17 million at each of March 31, 2005 and December 31, 2004, and $4 million at March 31, 2004.

     Commercial loans and leases classified as nonperforming aggregated $45 million at March 31, 2005 and December 31, 2004, and $128 million at March 31, 2004. The March 31, 2005 and December 31, 2004 totals when compared with the March 31, 2004 total reflected both a general improvement in repayment performance by borrowers and the sale of two large commercial loans during 2004’s second quarter.

     Nonperforming commercial real estate loans totaled $59 million at March 31, 2005, $44 million at March 31, 2004 and $45 million at December 31, 2004.

     Residential real estate loans classified as nonperforming were $39 million at March 31, 2005, compared with $48 million at March 31, 2004 and $44 million at December 31, 2004. Residential real estate loans past due 90 days or more and accruing interest totaled $100 million at March 31, 2005, compared with $130 million a year earlier and $127 million at December 31, 2004. As already discussed, a substantial portion of such amounts relate to repurchased loans that are guaranteed by government-related entities.

     Nonperforming consumer loans and leases totaled $37 million at March 31, 2005, compared with $36 million at March 31, 2004 and $38 million at December 31, 2004. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .33% at March 31, 2005, compared with .32% at March 31, 2004 and .35% at December 31, 2004.

     Assets acquired in settlement of defaulted loans were $11 million at March 31, 2005, compared with $19 million at March 31, 2004 and $13 million at December 31, 2004.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA

	2005		2004 Quarters
Dollars in thousands	First Quarter	Fourth	Third	Second	First
Nonaccrual loans	$169,648	162,013	171,807	181,974	248,188
Renegotiated loans	10,501	10,437	9,051	8,163	7,637

Total nonperforming loans	180,149	172,450	180,858	190,137	255,825
Real estate and other assets owned	11,038	12,504	16,143	19,026	19,189

Total nonperforming assets	$191,187	184,954	197,001	209,163	275,014

Accruing loans past due 90 days or more*	$124,550	154,590	139,541	134,757	144,345

Government guaranteed loans included in totals above
Nonperforming loans	$14,451	15,273	15,676	16,400	19,044
Accruing loans past due 90 days or more	102,210	120,700	111,443	111,635	116,826

Nonperforming loans to total loans and leases, net of unearned discount	.46%	.45%	.48%	.51%	.70%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.49%	.48%	.52%	.56%	.75%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.32%	.40%	.37%	.36%	.40%

*	Predominately residential mortgage loans.

     Management regularly assesses the adequacy of the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (iii) significant growth in recent years in loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis.

     Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2005 in light of (i) the uncertain status of the overall economic recovery in many of the markets served by the Company; (ii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; and (iii) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or little growth economies. Although the 2005 economic outlook predicts improved growth nationally, concerns exist about sluggish job creation, which could cause consumer spending to slow; higher interest rates, which, could adversely impact the housing market; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and sluggish commercial loan demand. In particular, economic growth in two of the Company’s largest market areas, upstate New York and central Pennsylvania, is expected to significantly lag national averages. Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers generally, such as those described above, but also real estate valuations, in particular, given the size of the commercial real estate loan portfolio. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property.

     Management believes that the allowance for credit losses at March 31, 2005 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $632 million, or 1.62% of total loans and leases at March 31, 2005, compared with $616 million or 1.69% a year earlier and $627 million or 1.63% at December 31, 2004. The ratio of the allowance for credit losses to nonperforming loans was 351% at the most recent quarter-end, compared with 241% a year earlier and 364% at December 31, 2004. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income was $234 million in the first quarter of 2005, 3% higher than $228 million in the year-earlier quarter, but down 1% from $238 million in the fourth quarter of 2004. The increase in the recent quarter as compared with the first quarter of 2004 reflects a $5 million rise in mortgage banking revenues. The slight decline as compared with 2004’s fourth quarter reflects lower service charges on consumer deposit accounts.

     Mortgage banking revenues totaled $33 million in the first quarter of 2005, up from $28 million in the year-earlier quarter, but down slightly from $34 million in the final quarter of 2004. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities is largely comprised of the origination, sales and servicing of loans in conjunction with the Federal National Mortgage Association Delegated Underwriting and Servicing program.

     Residential mortgage banking revenues, which consist of gains from sales of residential mortgage loans and loan servicing rights, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, totaled $27 million in the two most recent quarters, compared with $24 million in the first quarter of 2004. The higher revenue in the two most recent quarters as compared with 2004’s initial quarter was largely due to higher levels of loan originations. Residential mortgage loans originated for sale to other investors were approximately $1.2 billion during the recent quarter, compared with $1.0 billion in the first quarter of 2004 and $1.3 billion in the fourth quarter of 2004. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled $10 million in the first quarter of 2005 and in 2004’s fourth quarter, compared with $8 million in the first quarter of 2004. Revenues from servicing residential mortgage loans for others were $15 million in the quarters ended March 31, 2005 and December 31, 2004, and $14 million in the first quarter of 2004. Included in the two most recent quarters’ servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans of $2 million, compared with $1 million in the first quarter of 2004. Residential mortgage loans serviced for others totaled $14.5 billion at March 31, 2005, compared with $13.7 billion at March 31, 2004 and $14.9 billion at December 31, 2004, including the small balance commercial mortgage loans noted above of approximately $1.6 billion each at March 31, 2005 and December 31, 2004, and $1.0 billion at March 31, 2004. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $131 million at March 31, 2005, compared with $119 million at March 31, 2004 and $133 million at December 31, 2004. Included in capitalized residential mortgage servicing assets were $12 million at March 31, 2005, $7 million at March 31, 2004 and $13 million at December 31, 2004 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Residential mortgage loans held for sale totaled $794 million and $707 million at March 31, 2005 and 2004, respectively, and $790 million at December 31, 2004. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $875 million and $462 million, respectively, at March 31, 2005, $1.0 billion and $698 million, respectively, at March 31, 2004, and $764 million and $422 million, respectively, at December 31, 2004. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $1 million and $9 million at March 31, 2005 and 2004, respectively, and $3 million at December 31, 2004. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in a net decrease in revenues of $2 million in the first quarter of 2005, compared with increases in revenues of $2 million and $1 million in the first quarter of 2004 and fourth quarter of 2004, respectively.

     Commercial mortgage banking revenues were $7 million in each of the first quarter of 2005 and the fourth quarter of 2004, and were $4 million in the first quarter of 2004. Included in such amounts were revenues from loan origination and sales activities of $3 million in 2005’s initial quarter, $4 million in the fourth quarter of 2004 and $2 million in the first quarter of 2004. Commercial mortgage loan servicing revenues were $3 million in each of the first quarter of 2005 and the fourth quarter of 2004, compared with $2 million in the first quarter of 2004. Capitalized commercial mortgage servicing assets totaled $22 million at March 31, 2005, March 31, 2004 and December 31, 2004. Commercial mortgage loans held for sale at March 31, 2005 and 2004 were $14 million and $21 million, respectively, and $61 million at December 31, 2004.

     Service charges on deposit accounts were $88 million in the first quarters of 2005 and 2004, compared with $93 million in the fourth quarter of 2004. The lower first quarter revenues when compared with 2004’s fourth quarter were largely due to traditional fourth quarter seasonality. Trust income totaled $34 million in the initial quarters of 2005 and 2004 and in the fourth quarter of 2004. Brokerage services income, which includes securities brokerage fees and revenues from the sale of mutual funds and annuities, totaled $14 million in each of the first quarters of 2005 and 2004, compared with $13 million in the fourth quarter of 2004. Trading account and foreign exchange activity resulted in gains of $5 million during the quarters ended March 31, 2005 and 2004, compared with gains of $7 million in 2004’s fourth quarter. Contributing to the higher gains in the final 2004 quarter were market value increases in trading assets held in connection with deferred compensation plans.

     Other revenues from operations totaled $60 million in the recent quarter, compared with $56 million in the corresponding quarter of 2004 and $55 million in the fourth quarter of 2004. The higher level of such revenues in the recent quarter as compared with the prior quarters was due to net gains realized from venture capital investments, most of which were obtained via acquisitions of other financial institutions in prior years. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $17 million in the two most recent quarters and $18 million in the first quarter of 2004. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $11 million during the first quarter of 2005 and in 2004’s fourth quarter, and $13 million in the first quarter of 2004. Revenues from merchant discount and credit card fees were $7 million in the quarters ended March 31, 2005 and 2004, compared with $8 million in the fourth quarter of 2004. Insurance-related sales commissions and other revenues totaled $6 million in the first quarters of 2005 and 2004 and in the fourth quarter of 2004.

Other Expense

Other expense totaled $367 million in the first quarter of 2005, 6% lower than $390 million in the year-earlier period, but up 1% from $362 million in the fourth quarter of 2004. Included in the amounts noted above are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $16 million in 2005’s initial quarter and in the fourth quarter of 2004, and $21 million in the first quarter of 2004. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $351 million in the first 2005 quarter, compared with $369 million and $346 million in the first and fourth quarters of 2004, respectively. Contributing to the lower expense level in the recent quarter was a $4 million partial reversal of the valuation allowance for the impairment of capitalized residential mortgage servicing rights, reflecting changes in the estimated fair value of such rights since December 31, 2004. An $11 million provision for the impairment of capitalized residential mortgage servicing rights was recorded in the first quarter of 2004, largely the result of the lower interest rate environment that existed at the end of that quarter. There was an impairment reversal that resulted in an expense reduction of $222 thousand in 2004’s fourth quarter. Table 2 provides a reconciliation of other expense to noninterest operating expense.

     Salaries and employee benefits expense totaled $207 million in the most recent quarter, compared with $201 million in the first quarter of 2004 and $198 million in the fourth quarter of 2004. Higher costs associated with providing employee benefits were the largest contributor to the increased level of expenses in the recently completed quarter. Salaries and benefits expense included stock-based compensation of $12 million in each of the quarters noted.

     Excluding the nonoperating amortization expense previously noted, nonpersonnel operating expenses totaled $145 million in the first quarter of 2005, compared with $168 million in the year-earlier quarter and $147 million in 2004’s final quarter. Contributing to the lower expense level in 2005’s first quarter was the already noted $4 million partial reversal of the valuation allowance for the impairment of capitalized residential mortgage servicing rights. Such servicing rights were valued at the recent quarter-end when mortgage interest rates had increased from the end of 2004. As a result, the quarter-end valuation reflected the impact on customer refinancings of outstanding mortgage loans that the higher interest rates were expected to have on residential mortgage loan prepayment speeds. There was a provision of $11 million for the impairment of capitalized residential mortgage servicing rights in the first quarter of 2004, reflecting the decrease in the value of such servicing rights resulting from lower residential mortgage loan interest rates at March 31, 2004, while there was a reduction of expense of $222 thousand in the fourth quarter of 2004 resulting from a partial reversal of the valuation allowance for possible impairment of capitalized mortgage servicing rights.

     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from sales of bank investment securities) measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 51.6% in the first quarter of 2005, compared with 56.8% in the year-earlier period and 50.6% in the fourth quarter of 2004. The provision for capitalized servicing rights impairment in the first quarter of 2004 adversely impacted that quarter’s efficiency ratio as compared with the two most recent quarters. Noninterest operating expenses used in calculating the efficiency ratio do not include the amortization of core deposit and other intangible assets, as noted earlier. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for the three-month periods ended March 31, 2005, March 31, 2004 and December 31, 2004 would have been 54.0%, 60.1% and 52.9%, respectively.

Capital

Stockholders’ equity was $5.7 billion at March 31, 2005, March 31, 2004 and December 31, 2004, representing 10.53%, 11.28% and 10.82%, respectively, of total assets. On a per share basis, stockholders’ equity was $49.78 at March 31, 2005, compared with $48.17 and $49.68 at March 31 and December 31, 2004, respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $23.49 at March 31, 2005, compared with $22.47 a year earlier and $23.62 at December 31, 2004.

     In December 2004, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. During the quarter ended March 31, 2005, 1,866,400 shares of common stock were repurchased by M&T pursuant to such plan at an average cost of $101.14 per share. Through March 31, 2005, M&T had repurchased 2,019,300 shares of common stock pursuant to such plan at an average cost of $101.58 per share.

     Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale and minimum pension liability adjustments. Net unrealized losses on available-for-sale investment securities were $49 million, or $.43 per common share, at March 31, 2005, compared with unrealized gains of $70 million, or $.59 per share, at March 31, 2004 and unrealized losses of $5 million, or $.04 per share, at December 31, 2004. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. The minimum pension liability adjustment, net of applicable tax effect, reduced accumulated other comprehensive income by $12 million at March 31, 2005, March 31, 2004 and December 31, 2004, or by $.11 per share at March 31, 2005 and December 31, 2004 and $.10 per share at March 31, 2004.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes $687 million of trust preferred securities described in note 4 of Notes to Financial Statements. As of March 31, 2005, total capital further included $1.1 billion of subordinated notes.

     The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as an annualized percentage of regulatory “core capital” at the beginning of each period, was 18.62% during the first quarter of 2005, compared with 15.65% and 18.88% in the first and fourth quarters of 2004, respectively.

     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A. as of March 31, 2005 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
March 31, 2005

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Core capital	7.19%	6.95%	30.70%
Total capital	10.74%	10.41%	31.74%
Leverage	6.65%	6.44%	22.28%

Segment Information

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 5 of Notes to Financial Statements.

     In the first quarter of 2005, the Company revised the internal transfer of funds allocation among the Company’s segments. As a result, net interest income and net income for 2004 for all reportable segments was adjusted to reflect that revision. The net effect of the revision was to increase the previously reported net income for the quarter ended March 31, 2004 in the Retail Banking segment by $4 million and to decrease previously reported net income for each of the Commercial Banking and Discretionary Portfolio segments by $1 million and the Commercial Real Estate segment by $2 million.

     The Commercial Banking segment contributed net income of $52 million in both the first quarter of 2005 and 2004, and $47 million in the fourth quarter of 2004. As compared with last year’s first quarter, a $3 million increase in net charge-offs, a $2 million decrease in deposit service charges, and a $2 million increase in expenses were offset by higher net interest income of $7 million. A major factor in the higher net interest income was the impact of rising market interest rates and a 7% increase in average loan balances outstanding. The increase in net income from the fourth quarter of 2004 was due to higher net interest income of $4 million and a $4 million decline in noninterest expenses.

     Net income earned by the Commercial Real Estate segment totaled $33 million in the first quarter of 2005, 16% higher than $28 million in 2004’s first quarter, but down 4% from $34 million in last year’s fourth quarter.

The increase from the initial quarter of 2004 was predominantly due to higher net interest income of $5 million, primarily the result of a 13% increase in average loan balances outstanding. A $2 million increase in commercial mortgage banking revenues also contributed to the favorable performance. Lower net interest income of $1 million, due mainly to an 11 basis point decrease in loan net interest margin, and a $1 million decline in commercial mortgage banking revenues were the major factors contributing to the decrease in net income in the recent quarter from the fourth quarter of 2004.

     The Discretionary Portfolio segment’s net income for the first three months of 2005 was $30 million, up 19% from $25 million in the year-earlier quarter, but down 3% from $31 million in the final quarter of 2004. The favorable variance over the first quarter of last year was due predominantly to higher net interest income of $7 million, resulting from a 15% increase in the average balances of investment securities, and a widening of the segment’s net interest margin. Also contributing to the favorable performance was the impact of a $2 million reduction to the valuation allowance for the possible impairment of capitalized residential mortgage servicing rights during the first quarter of 2005, while a $2 million addition to such allowance was made in the first quarter of 2004. Partially offsetting these favorable factors was a $2 million decline in gains from the sales of bank investment securities. Contributing to the slight decrease in net income from the fourth quarter of 2004 were lower gains from trading activities and the sales of bank investment securities.

     Net income for the Residential Mortgage Banking segment increased to $11 million during the first quarter of 2005 from $300 thousand and $7 million in the first and fourth quarters of 2004, respectively. The favorable variance in comparison to the prior year’s first quarter was primarily due to a reduction to the capitalized mortgage servicing rights valuation allowance of $2 million, while a $9 million addition to such allowance was made during the similar period in 2004. Higher revenues from loan origination, sales and servicing activities of $4 million further contributed to the favorable performance during the first quarter of 2005. The increase in net income when compared to the fourth quarter of 2004 was largely the result of the above mentioned $2 million reduction to the capitalized mortgage servicing rights valuation allowance, while a small addition to such allowance was made during the fourth quarter of 2004. A $2 million decrease in salaries and benefits also contributed to the favorable performance when compared to the prior year’s fourth quarter. Revenues from originations, sales and servicing activities in the first quarter of 2005 were little changed from the preceding quarter.

     The Retail Banking segment contributed $75 million to the Company’s net income in the first quarter of 2005, up 41% from $53 million in the first quarter of 2004 and 2% higher than $74 million in the fourth quarter of 2004. The increase from the first quarter of last year was due to higher revenues of $17 million, including increases in net interest income of $14 million and noninterest income of $3 million, a $4 million decrease in the provision for credit losses, and a $17 million decrease in noninterest expenses. The slight increase in the recent quarter’s net income as compared with the fourth quarter of 2004 was primarily the result of a $7 million decrease in the provision for credit losses, due to lower net charge-offs, offset, in part, by a $4 million decline in noninterest revenues resulting from seasonal fluctuations in deposit service charges.

     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal funds transfers and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $11 million in the first quarter of 2005 and $300 thousand in the prior year’s fourth quarter, and net income of $1 million in the first quarter of 2004. The net loss in the first quarter of 2005 resulted from the Company’s allocation methodologies for internal funds transfers and noninterest expenses.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), an amendment of SFAS No. 123 which supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. Additionally, in March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”). SAB No. 107 expresses the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and the interaction between SFAS No. 123R and certain SEC rules and regulations.

     SFAS No. 123R is effective for annual reporting periods that begin after June 15, 2005. Effective January 1, 2003, the Company began recognizing expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123. Using the retroactive restatement method described in SFAS No. 148, which amended SFAS No. 123, financial information for prior periods was restated to reflect the impact of recognizing expense for stock-based compensation in those years as well. The Company believes that the provisions of SFAS No. 123R will not have a material impact on the Company’s consolidated financial statements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2005		2004 Quarters
	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$642,441	613,012	587,598	565,090	550,362
Interest expense	196,266	166,755	143,771	126,805	126,829

Net interest income	446,175	446,257	433,827	438,285	423,533
Less: provision for credit losses	24,000	28,000	17,000	30,000	20,000
Other income	234,258	237,559	244,925	232,334	228,151
Less: other expense	367,337	361,922	406,922	357,207	389,967

Income before income taxes	289,096	293,894	264,830	283,412	241,717
Applicable income taxes	95,686	97,624	73,843	94,538	77,997
Taxable-equivalent adjustment	4,120	4,065	4,546	4,489	4,230

Net income	$189,290	192,205	186,441	184,385	159,490

Per common share data
Basic earnings	$1.65	1.66	1.59	1.56	1.33
Diluted earnings	1.62	1.62	1.56	1.53	1.30
Cash dividends	$.40	.40	.40	.40	.40
Average common shares outstanding
Basic	114,773	115,953	116,897	118,224	119,738
Diluted	117,184	119,010	119,665	120,655	122,316

Performance ratios, annualized
Return on
Average assets	1.44%	1.45%	1.42%	1.45%	1.29%
Average common stockholders’ equity	13.41%	13.37%	13.02%	13.12%	11.19%
Net interest margin on average earning assets (taxable-equivalent basis)	3.83%	3.82%	3.85%	3.92%	3.92%
Nonperforming loans to total loans and leases, net of unearned discount	.46%	.45%	.48%	.51%	.70%
Efficiency ratio (a)	54.00%	52.95%	59.08%	53.27%	60.07%

Net operating (tangible) results (b)
Net income (in thousands)	$199,135	202,215	197,822	196,158	172,423
Diluted net income per common share	1.70	1.70	1.65	1.63	1.41
Annualized return on
Average tangible assets	1.61%	1.62%	1.60%	1.64%	1.48%
Average tangible common stockholders’ equity	29.67%	29.69%	29.42%	30.12%	26.02%
Efficiency ratio (a)	51.63%	50.56%	56.38%	50.39%	56.81%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$53,306	52,725	52,170	51,251	49,915
Total tangible assets (c)	50,305	49,647	49,075	48,137	46,781
Earning assets	47,240	46,535	45,874	44,923	43,444
Investment securities	8,573	8,326	8,195	7,943	7,516
Loans and leases, net of unearned discount	38,580	38,142	37,611	36,904	35,843
Deposits	35,282	34,768	34,569	33,702	32,856
Stockholders’ equity (c)	5,723	5,721	5,697	5,654	5,732
Tangible stockholders’ equity (c)	2,722	2,710	2,675	2,619	2,665

At end of quarter
Total assets (c)	$53,887	52,939	52,887	52,094	50,832
Total tangible assets (c)	50,891	49,869	49,801	48,990	47,708
Earning assets	47,853	46,970	46,454	45,757	44,335
Investment securities	8,679	8,475	8,437	8,161	7,656
Loans and leases, net of unearned discount	39,073	38,398	37,950	37,522	36,515
Deposits	36,293	35,429	34,976	34,954	33,341
Stockholders’ equity (c)	5,674	5,730	5,710	5,657	5,734
Tangible stockholders’ equity (c)	2,678	2,724	2,694	2,629	2,674
Equity per common share	49.78	49.68	49.11	48.21	48.17
Tangible equity per common share	23.49	23.62	23.17	22.40	22.47

Market price per common share
High	$108.04	108.75	98.66	92.70	98.65
Low	96.71	95.40	86.80	82.90	88.08
Closing	102.06	107.84	95.70	87.30	89.85

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears on table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears on table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2005		2004 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$189,290	192,205	186,441	184,385	159,490
Amortization of core deposit and other intangible assets (1)	9,845	10,010	11,381	11,773	12,933

Net operating income	$199,135	202,215	197,822	196,158	172,423

Earnings per share
Diluted earnings per common share	$1.62	1.62	1.56	1.53	1.30
Amortization of core deposit and other intangible assets (1)	.08	.08	.09	.10	.11

Diluted net operating earnings per share	$1.70	1.70	1.65	1.63	1.41

Other expense
Other expense	$367,337	361,922	406,922	357,207	389,967
Amortization of core deposit and other intangible assets	(16,121)	(16,393)	(18,619)	(19,250)	(21,148)

Noninterest operating expense	$351,216	345,529	388,303	337,957	368,819

Balance sheet data
In millions
Average assets
Average assets	$53,306	52,725	52,170	51,251	49,915
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(157)	(174)	(191)	(210)	(230)
Deferred taxes	60	—	—	—	—

Average tangible assets	$50,305	49,647	49,075	48,137	46,781

Average equity
Average equity	$5,723	5,721	5,697	5,654	5,732
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(157)	(174)	(191)	(210)	(230)
Deferred taxes	60	67	73	79	67

Average tangible equity	$2,722	2,710	2,675	2,619	2,665

At end of quarter
Total assets
Total assets	$53,887	52,939	52,887	52,094	50,832
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(149)	(166)	(182)	(200)	(220)
Deferred taxes	57	—	—	—	—

Total tangible assets	$50,891	49,869	49,801	48,990	47,708

Total equity
Total equity	$5,674	5,730	5,710	5,657	5,734
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(149)	(166)	(182)	(200)	(220)
Deferred taxes	57	64	70	76	64

Total tangible equity	$2,678	2,724	2,694	2,629	2,674

(1)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2005 First Quarter			2004 Fourth Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$10,094	$127,148	5.11%	9,919	112,823	4.52%
Real estate - commercial	14,193	216,519	6.10	13,894	205,802	5.93
Real estate - consumer	3,246	48,467	5.97	3,161	46,564	5.89
Consumer	11,047	158,907	5.83	11,168	160,246	5.71

Total loans and leases, net	38,580	551,041	5.79	38,142	525,435	5.48

Money-market assets
Interest-bearing deposits at banks	10	28	1.15	9	20	.89
Federal funds sold and agreements to resell securities	24	169	2.86	10	51	2.11
Trading account	53	100	.75	48	76	.62

Total money-market assets	87	297	1.38	67	147	.87

Investment securities**
U.S. Treasury and federal agencies	3,859	36,891	3.88	4,165	39,940	3.82
Obligations of states and political subdivisions	193	2,904	6.02	197	3,816	7.74
Other	4,521	51,308	4.60	3,964	43,674	4.38

Total investment securities	8,573	91,103	4.31	8,326	87,430	4.18

Total earning assets	47,240	642,441	5.52	46,535	613,012	5.24

Allowance for credit losses	(633)			(630)
Cash and due from banks	1,420			1,527
Other assets	5,279			5,293

Total assets	$53,306			52,725

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$376	318	.34	375	287	.30
Savings deposits	15,082	27,889	.75	15,363	25,032	.65
Time deposits	7,419	48,754	2.67	7,089	41,970	2.36
Deposits at foreign office	4,203	25,380	2.45	3,539	17,267	1.94

Total interest-bearing deposits	27,080	102,341	1.53	26,366	84,556	1.28

Short-term borrowings	5,194	31,991	2.50	5,370	26,679	1.98
Long-term borrowings	6,403	61,934	3.92	6,104	55,520	3.62

Total interest-bearing liabilities	38,677	196,266	2.06	37,840	166,755	1.75

Noninterest-bearing deposits	8,202			8,402
Other liabilities	704			762

Total liabilities	47,583			47,004

Stockholders’ equity	5,723			5,721

Total liabilities and stockholders’ equity	$53,306			52,725

Net interest spread			3.46			3.49
Contribution of interest-free funds			.37			.33

Net interest income/margin on earning assets		$446,175	3.83%		446,257	3.82%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2004 Third Quarter
	Average	Average	Average
Average balance in millions; interest in thousands	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	9,648	104,076	4.29%
Real estate - commercial	13,669	197,180	5.77
Real estate - consumer	2,980	44,303	5.95
Consumer	11,314	156,287	5.50

Total loans and leases, net	37,611	501,846	5.31

Money-market assets
Interest-bearing deposits at banks	11	14	.50
Federal funds sold and agreements to resell securities	6	27	1.75
Trading account	51	81	.64

Total money-market assets	68	122	.72

Investment securities**
U.S. Treasury and federal agencies	4,561	44,018	3.84
Obligations of states and political subdivisions	206	3,609	7.03
Other	3,428	38,003	4.41

Total investment securities	8,195	85,630	4.16

Total earning assets	45,874	587,598	5.10

Allowance for credit losses	(629)
Cash and due from banks	1,627
Other assets	5,298

Total assets	52,170

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	349	242	.28
Savings deposits	15,432	22,037	.57
Time deposits	7,265	40,121	2.20
Deposits at foreign office	3,334	11,940	1.42

Total interest-bearing deposits	26,380	74,340	1.12

Short-term borrowings	5,281	19,338	1.46
Long-term borrowings	5,789	50,093	3.44

Total interest-bearing liabilities	37,450	143,771	1.53

Noninterest-bearing deposits	8,189
Other liabilities	834

Total liabilities	46,473

Stockholders’ equity	5,697

Total liabilities and stockholders’ equity	52,170

Net interest spread			3.57
Contribution of interest-free funds			.28

Net interest income/margin on earning assets		443,827	3.85%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.	(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2004 Second Quarter			2004 First Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$9,464	$101,169	4.30%	9,100	92,190	4.07%
Real estate – commercial	12,962	181,307	5.60	12,521	178,845	5.71
Real estate – consumer	3,218	47,366	5.89	3,083	45,892	5.95
Consumer	11,260	152,884	5.46	11,139	156,838	5.66

Total loans and leases, net	36,904	482,726	5.26	35,843	473,765	5.32

Money-market assets
Interest-bearing deposits at banks	16	16	.40	15	15	.41
Federal funds sold and agreements to resell securities	9	28	1.26	9	28	1.27
Trading account	51	97	.75	61	164	1.07

Total money-market assets	76	141	.74	85	207	.98

Investment securities**
U.S. Treasury and federal agencies	4,308	40,953	3.82	3,640	34,042	3.76
Obligations of states and political subdivisions	228	4,038	7.10	240	3,554	5.92
Other	3,407	37,232	4.40	3,636	38,794	4.29

Total investment securities	7,943	82,223	4.16	7,516	76,390	4.09

Total earning assets	44,923	565,090	5.06	43,444	550,362	5.10

Allowance for credit losses	(624)			(620)
Cash and due from banks	1,633			1,610
Other assets	5,319			5,481

Total assets	$51,251			49,915

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$368	279	.30	1,114	994	.36
Savings deposits	15,667	22,074	.57	14,755	22,921	.62
Time deposits	6,842	36,242	2.13	6,591	36,389	2.22
Deposits at foreign office	2,829	6,945	.99	2,833	6,882	.98

Total interest-bearing deposits	25,706	65,540	1.03	25,293	67,186	1.07

Short-term borrowings	5,141	13,097	1.02	4,771	12,058	1.02
Long-term borrowings	5,869	48,168	3.30	5,566	47,585	3.44

Total interest-bearing liabilities	36,716	126,805	1.39	35,630	126,829	1.43

Noninterest-bearing deposits	7,996			7,563
Other liabilities	885			990

Total liabilities	45,597			44,183

Stockholders’ equity	5,654			5,732

Total liabilities and stockholders’ equity	$51,251			49,915

Net interest spread			3.67			3.67
Contribution of interest-free funds			.25			.25

Net interest income/margin on earning assets		$438,285	3.92%		423,533	3.92%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board, President and Chief Executive Officer, and Michael P. Pinto, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of March 31, 2005.

     (b) Changes in internal control over financial reporting. M&T continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2005 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) – (b) Not applicable.

     (c)

Issuer Purchases of Equity Securities
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a) Total		as Part of	that may yet
	Number	(b) Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased (1)	(or Unit)	Programs	Programs (2)
January 1 - January 31, 2005	556,342	$102.52	525,000	4,322,100
February 1 - February 28, 2005	767,198	100.94	766,400	3,555,700
March 1 - March 31, 2005	575,296	100.11	575,000	2,980,700

Total	1,898,836	$101.15	1,866,400

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	In December 2004, M&T announced a program to purchase up to 5 million of its common shares.

Item 3. Defaults Upon Senior Securities.

     (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

     The 2005 Annual Meeting of Stockholders of M&T was held on April 19, 2005. At the 2005 Annual Meeting, stockholders elected twenty-four (24) directors, all of whom were then serving as directors of M&T, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was elected at the 2005 Annual Meeting.

	Number of Votes
Nominee	For	Withheld
William F. Allyn	106,293,296	349,628
Brent D. Baird	105,583,679	1,059,245
Robert J. Bennett	106,160,887	482,037
C. Angela Bontempo	106,105,867	537,057
Robert T. Brady	98,921,412	7,721,512
Emerson L. Brumback	105,930,798	712,126
Michael D. Buckley	105,233,896	1,409,028
Patrick J. Callan	106,149,954	492,970
R. Carlos Carballada	105,255,559	1,387,365
T. Jefferson Cunningham III	105,264,967	1,377,957
Richard E. Garman	105,032,512	1,610,412
Derek C. Hathaway	105,813,541	829,383
Daniel R. Hawbaker	106,302,647	340,277
Patrick W.E. Hodgson	106,103,851	539,073
Gary Kennedy	106,093,533	549,391
Richard G. King	106,319,967	322,957
Reginald B. Newman, II	106,306,296	336,628
Jorge G. Pereira	104,993,527	1,649,397
Michael P. Pinto	105,332,945	1,309,979
Robert E. Sadler, Jr.	105,986,751	656,173
Eugene J. Sheehy	105,876,438	766,486
Stephen G. Sheetz	106,273,071	369,853
Herbert L. Washington	106,363,806	279,118
Robert G. Wilmers	106,001,219	641,705

     At the 2005 Annual Meeting, stockholders approved the M&T Bank Corporation 2005 Incentive Compensation Plan. The following table presents the tabulation of the votes with respect to such approval.

Number of Votes
			Broker
For	Against	Abstain	Non-Votes
77,511,191	16,915,884	684,814	11,531,035

     At the 2005 Annual Meeting, stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent public accountant of M&T Bank Corporation for the year ending December 31, 2005. The following table presents the tabulation of the votes with respect to such ratification.

Number of Votes
For	Against	Abstain
105,688,332	813,396	141,196

Item 5. Other Information.

     (a)   On April 21, 2005, M&T filed a Current Report on Form 8-K dated April 19, 2005 to disclose that Michael P. Pinto, Executive Vice President and Chief Financial Officer, had been appointed Chairman and Chief Executive Officer of the Mid-Atlantic Division of M&T Bank, and that Rene F. Jones, Senior Vice President of M&T Bank, would succeed Mr. Pinto as Chief Financial Officer of M&T and M&T Bank. The effective date of the appointment of Mr. Jones as Chief Financial Officer of M&T and M&T Bank to succeed Mr. Pinto was not indicated in the Current Report on Form 8-K dated April 19, 2005, but such appointment will become effective as of May 15, 2005.

     M&T’s Board of Directors approved the M&T Bank Corporation Employee Severance Pay Plan on April 19, 2005 and such plan became effective as of May 1, 2005. The M&T Bank Corporation Employee Severance Pay Plan, which is intended to meet the definition of a “severance pay plan” under Department of Labor Regulation §2510.3-2(b), covers all full-time and part-time employees and provides for the payment of a severance benefit to any such employee that is involuntarily terminated for certain qualifying reasons, such as a reduction in force, restructuring, outsourcing or elimination of positions, in an amount that is based upon the employee’s level and length of service.

Item 6. Exhibits.

     The following exhibits are filed as a part of this report.

Exhibit
No.
10.1	M&T Bank Corporation 2005 Incentive Compensation Plan. Incorporated by reference to Exhibit No. 10 to the Form 8-K dated April 19, 2005 (File No. 1-9861).

10.2	M&T Bank Corporation Employee Severance Pay Plan. Filed herewith.

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer Under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION
Date: May 9, 2005	By:	/s/ Michael P. Pinto
Michael P. Pinto
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.
10.1	M&T Bank Corporation 2005 Incentive Compensation Plan. Incorporated by reference to Exhibit No. 10 to the Form 8-K dated April 19, 2005 (File No. 1-9861).

10.2	M&T Bank Corporation Employee Severance Pay Plan. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer Under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.