Form 10-Q
period 2005-06-30
M&T BANK CORP
filed 2005-08-05
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Number of shares of the registrant’s Common Stock, $.50 par value, outstanding as of the close of business on July 22, 2005: 113,795,171 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30,	December 31,
Dollars in thousands, except per share	2005	2004
Assets Cash and due from banks	$1,473,675	1,334,628
Money-market assets
Interest-bearing deposits at banks	9,741	10,242
Federal funds sold and agreements to resell securities	4,390	29,176
Trading account	194,950	159,946

Total money-market assets	209,081	199,364

Investment securities
Available for sale (cost: $7,946,294 at June 30, 2005; $8,047,681 at December 31, 2004)	7,922,206	8,054,717
Held to maturity (market value: $88,755 at June 30, 2005; $100,275 at December 31, 2004)	86,493	98,050
Other (market value: $311,268 at June 30, 2005; $321,852 at December 31, 2004)	311,268	321,852

Total investment securities	8,319,967	8,474,619

Loans and leases	40,148,823	38,644,622
Unearned discount	(237,859)	(246,145)
Allowance for credit losses	(637,345)	(626,864)

Loans and leases, net	39,273,619	37,771,613

Premises and equipment	345,458	367,204
Goodwill	2,904,081	2,904,081
Core deposit and other intangible assets	135,331	165,507
Accrued interest and other assets	1,820,734	1,721,705

Total assets	$54,481,946	52,938,721

Liabilities
Noninterest-bearing deposits	$8,681,655	8,417,365
NOW accounts	818,170	828,999
Savings deposits	14,482,677	14,721,663
Time deposits	9,141,608	7,228,514
Deposits at foreign office	4,181,722	4,232,932

Total deposits	37,305,832	35,429,473

Federal funds purchased and agreements to repurchase securities	3,644,830	3,924,576
Other short-term borrowings	640,100	779,088
Accrued interest and other liabilities	735,500	727,411
Long-term borrowings	6,317,961	6,348,559

Total liabilities	48,644,223	47,209,107

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued at June 30, 2005 and December 31, 2004	60,198	60,198
Common stock issuable, 102,820 shares at June 30, 2005; 107,517 shares at December 31, 2004	5,542	5,779
Additional paid-in capital	2,878,788	2,897,912
Retained earnings	3,559,925	3,270,887
Accumulated other comprehensive income (loss), net	(37,812)	(17,209)
Treasury stock — common, at cost - 6,488,326 shares at June 30, 2005; 5,168,896 shares at December 31, 2004	(628,918)	(487,953)

Total stockholders’ equity	5,837,723	5,729,614

Total liabilities and stockholders’ equity	$54,481,946	52,938,721

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended June 30		Six months ended June 30
In thousands, except per share	2005	2004	2005	2004
Interest income
Loans and leases, including fees	$583,415	480,530	$1,132,104	952,169
Money-market assets
Deposits at banks	38	16	66	31
Federal funds sold and agreements to resell securities	203	28	372	56
Trading account	300	84	399	234
Investment securities
Fully taxable	89,032	76,594	175,019	147,404
Exempt from federal taxes	3,530	3,349	6,879	6,839

Total interest income	676,518	560,601	1,314,839	1,106,733

Interest expense
NOW accounts	543	279	861	1,273
Savings deposits	33,292	22,074	61,181	44,995
Time deposits	64,101	36,242	112,855	72,631
Deposits at foreign office	28,101	6,945	53,481	13,827
Short-term borrowings	36,678	13,097	68,669	25,155
Long-term borrowings	66,301	48,168	128,235	95,753

Total interest expense	229,016	126,805	425,282	253,634

Net interest income	447,502	433,796	889,557	853,099
Provision for credit losses	19,000	30,000	43,000	50,000

Net interest income after provision for credit losses	428,502	403,796	846,557	803,099

Other income
Mortgage banking revenues	31,274	30,134	64,700	58,392
Service charges on deposit accounts	92,969	91,104	181,322	179,429
Trust income	32,745	34,576	66,268	68,162
Brokerage services income	14,179	13,245	28,360	27,098
Trading account and foreign exchange gains	5,957	3,844	10,826	8,967
Gain on sales of bank investment securities	30	—	246	2,512
Other revenues from operations	68,208	59,431	127,898	115,925

Total other income	245,362	232,334	479,620	460,485

Other expense
Salaries and employee benefits	204,607	202,647	411,217	403,397
Equipment and net occupancy	42,608	44,811	86,614	92,183
Printing, postage and supplies	8,411	8,494	17,242	18,386
Amortization of core deposit and other intangible assets	14,055	19,250	30,176	40,398
Other costs of operations	110,760	82,005	202,529	192,810

Total other expense	380,441	357,207	747,778	747,174

Income before taxes	293,423	278,923	578,399	516,410
Income taxes	96,589	94,538	192,275	172,535

Net income	$196,834	184,385	$386,124	343,875

Net income per common share
Basic	$1.73	1.56	$3.38	2.89
Diluted	1.69	1.53	3.31	2.83

Cash dividends per common share	$.45	.40	$.85	.80

Average common shares outstanding
Basic	113,949	118,224	114,359	118,981
Diluted	116,422	120,655	116,801	121,486

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six months ended June 30
In thousands	2005	2004
Cash flows from operating activities
Net income	$386,124	343,875
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	43,000	50,000
Depreciation and amortization of premises and equipment	29,978	32,353
Amortization of capitalized servicing rights	28,923	28,844
Amortization of core deposit and other intangible assets	30,176	40,398
Provision for deferred income taxes	(62,232)	(51,317)
Asset write-downs	189	331
Net gain on sales of assets	(5,801)	(6,191)
Net change in accrued interest receivable, payable	4,106	(3,202)
Net change in other accrued income and expense	36,610	(7,615)
Net change in loans held for sale	(438,607)	19,562
Net change in trading account assets and liabilities	(41,688)	19,454

Net cash provided by operating activities	10,778	466,492

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	13,576	233,252
Other	31,290	11,265
Proceeds from maturities of investment securities
Available for sale	1,060,852	1,565,538
Held to maturity	62,491	78,238
Purchases of investment securities
Available for sale	(972,924)	(2,751,914)
Held to maturity	(50,951)	(73,375)
Other	(20,706)	(20,757)
Additions to capitalized servicing rights	(21,563)	(30,128)
Net increase in loans and leases	(1,097,057)	(1,822,122)
Capital expenditures, net	(6,457)	(11,841)
Other, net	(49,263)	(13,995)

Net cash used by investing activities	(1,050,712)	(2,835,839)

Cash flows from financing activities
Net increase in deposits	1,880,294	1,848,082
Net increase (decrease) in short-term borrowings	(417,712)	420,138
Proceeds from long-term borrowings	801,322	700,110
Payments on long-term borrowings	(826,552)	(390,415)
Purchases of treasury stock	(252,550)	(323,385)
Dividends paid — common	(97,001)	(94,731)
Other, net	66,394	15,285

Net cash provided by financing activities	1,154,195	2,175,084

Net increase (decrease) in cash and cash equivalents	$114,261	(194,263)
Cash and cash equivalents at beginning of period	1,363,804	1,899,782

Cash and cash equivalents at end of period	$1,478,065	1,705,519

Supplemental disclosure of cash flow information
Interest received during the period	$1,289,452	1,091,406
Interest paid during the period	413,723	265,001
Income taxes paid during the period	223,319	213,934

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$4,993	9,093

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income, net	stock	Total
2004
Balance — January 1, 2004	$—	60,053	6,326	2,888,963	2,736,215	25,653	—	5,717,210
Comprehensive income:
Net income	—	—	—	—	343,875	—	—	343,875
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(41,376)	—	(41,376)

								302,499

Purchases of treasury stock	—	—	—	—	—	—	(323,385)	(323,385)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	23,866	—	—	—	23,866
Exercises	—	144	—	(7,220)	—	—	37,453	30,377
Directors’ stock plan	—	1	—	159	—	—	260	420
Deferred compensation plans, net, including dividend equivalents	—	—	(135)	(779)	(93)	—	1,437	430
Common stock cash dividends — $.80 per share	—	—	—	—	(94,731)	—	—	(94,731)

Balance — June 30, 2004	$—	60,198	6,191	2,904,989	2,985,266	(15,723)	(284,235)	5,656,686

2005
Balance — January 1, 2005	$—	60,198	5,779	2,897,912	3,270,887	(17,209)	(487,953)	5,729,614
Comprehensive income:
Net income	—	—	—	—	386,124	—	—	386,124
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(20,603)	—	(20,603)

								365,521

Purchases of treasury stock	—	—	—	—	—	—	(252,550)	(252,550)
Repayment of management stock ownership
program receivable	—	—	—	304	—	—	—	304
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	22,805	—	—	—	22,805
Exercises	—	—	—	(42,113)	—	—	110,286	68,173
Directors’ stock plan	—	—	—	48	—	—	508	556
Deferred compensation plans, net, including dividend equivalents	—	—	(237)	(168)	(85)	—	791	301
Common stock cash dividends — $.85 per share	—	—	—	—	(97,001)	—	—	(97,001)

Balance — June 30, 2005	$—	60,198	5,542	2,878,788	3,559,925	(37,812)	(628,918)	5,837,723

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Six months ended June 30
In thousands	2005	2004
Beginning balance	$626,864	614,058
Provision for credit losses	43,000	50,000
Allowance related to loans sold or securitized	—	(501)
Net charge-offs
Charge-offs	(48,547)	(61,156)
Recoveries	16,028	22,115

Total net charge-offs	(32,519)	(39,041)

Ending balance	$637,345	624,516

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

2. Earnings per share

The computations of basic earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
	(in thousands, except per share)
Income available to common
stockholders

Net income	$196,834	184,385	386,124	343,875

Weighted-average shares
outstanding (including common
stock issuable)	113,949	118,224	114,359	118,981

Basic earnings per share	$1.73	1.56	3.38	2.89

The computations of diluted earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
	(in thousands, except per share)
Income available to common
stockholders	$196,834	184,385	386,124	343,875

Weighted-average shares
outstanding	113,949	118,224	114,359	118,981
Plus: incremental shares from
assumed conversion of
stock options	2,473	2,431	2,442	2,505

Adjusted weighted average shares
outstanding	116,422	120,655	116,801	121,486

Diluted earnings per share	$1.69	1.53	3.31	2.83

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Comprehensive income

The following table displays the components of other comprehensive income (loss):

	Six months ended June 30, 2005
	Before-tax	Income
	amount	taxes	Net
		(in thousands)
Unrealized losses on investment securities:
Unrealized holding
losses during period	$(30,878)	10,425	(20,453)
Less: reclassification adjustment for gains realized in net income	246	(96)	150

Net unrealized losses	$(31,124)	10,521	(20,603)

	Six months ended June 30, 2004
	Before-tax	Income
	amount	taxes	Net
		(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(65,050)	25,206	(39,844)
Less: reclassification adjustment for gains realized in net income	2,512	(980)	1,532

Net unrealized losses	$(67,562)	26,186	(41,376)

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

		Minimum
		pension
	Investment	liability
	securities	adjustment	Total
	(in thousands)
Balance – January 1, 2005	$(4,712)	(12,497)	(17,209)
Net gain (loss) during period	(20,603)	—	(20,603)

Balance – June 30, 2005	$(25,315)	(12,497)	(37,812)

Balance – January 1, 2004	$38,111	(12,458)	25,653
Net gain (loss) during period	(41,376)	—	(41,376)

Balance – June 30, 2004	$(3,265)	(12,458)	(15,723)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) issued $310 million of fixed rate preferred capital securities. In 1996, $150 million of floating rate preferred capital securities were issued by First Maryland Capital I (“Trust IV”) and in 1997, $150 million of floating rate preferred capital securities were issued by First Maryland Capital II (“Trust V”). The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 4.14% and 4.06%, respectively, at June 30, 2005 and 3.07% and 3.01%, respectively, at December 31, 2004. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”

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

The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities of Trust III, Trust IV and Trust V at June 30, 2005 and December 31, 2004 include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 4.14% and 4.06%, respectively, at June 30, 2005 and 3.07% and 3.01%, respectively, at December 31, 2004.

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

In 1999, Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures assumed by M&T in an acquisition and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 4.57% at June 30, 2005 and 3.50% at December 31, 2004.

Distributions on the SKATES are non-cumulative. The distribution rate on the SKATES and on the Floating Rate Junior Subordinated Debentures is a rate per annum of three month LIBOR plus 1.50% and three month LIBOR plus 1.43%, respectively, reset quarterly two business days prior to the distribution dates of January 15, April 15, July 15, and October 15 in each year. Distributions on the SKATES will be paid if, as and when Allfirst Capital Trust has funds available for payment. The SKATES are subject to mandatory redemption if the Asset Preferred Securities of Allfirst Asset Trust are redeemed. Allfirst Asset Trust will redeem the Asset Preferred Securities if the junior subordinated debentures of M&T held by Allfirst Asset Trust are redeemed. M&T may redeem such junior subordinated debentures, in whole or in part, at any time on or after July 15, 2009, subject to regulatory approval. Allfirst Asset Trust will redeem the Asset Preferred Securities at par plus accrued and unpaid distributions from the last distribution payment date. M&T has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the SKATES and on the Asset Preferred Securities to the extent that Allfirst Capital Trust and Allfirst Asset Trust, respectively, have funds legally available. Under the Federal Reserve Board’s current risk-based capital guidelines, the SKATES are includable in M&T’s Tier 1 Capital.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings, continued

Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust IV, Trust V and Allfirst Asset Trust, the junior subordinated debentures associated with preferred capital securities had financial statement carrying values as follows:

	June 30	December 31
	2005	2004
	(in thousands)
Trust I	$154,640	154,640
Trust II	103,093	103,093
Trust III	68,872	69,034
Trust IV	142,828	142,553
Trust V	140,328	139,997
Allfirst Asset Trust	101,561	101,483

	$711,322	710,800

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 21 to the Company’s consolidated financial statements as of and for the year ended December 31, 2004. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 21 to the Company’s 2004 consolidated financial statements, goodwill and core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have not been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company has, however, assigned such intangible assets

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Segment information, continued

to business units for purposes of testing for impairment. Information about the Company’s segments is presented in the following table:

	Three months ended June 30
	2005			2004
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)(a)
	(in thousands)
Commercial Banking	$137,761	147	58,316	130,113	151	56,051
Commercial Real Estate	67,037	289	34,853	64,755	355	31,465
Discretionary Portfolio	49,116	(345)	30,169	44,292	484	30,315
Residential Mortgage Banking	61,561	13,247	7,584	57,611	11,600	17,216
Retail Banking	330,704	4,564	82,319	302,962	4,693	58,864
All Other	46,685	(17,902)	(16,407)	66,397	(17,283)	(9,526)

Total	$692,864	—	196,834	666,130	—	184,385

	Six months ended June 30
	2005			2004
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)(a)
	(in thousands)
Commercial Banking	$265,174	320	110,030	252,299	312	108,224
Commercial Real Estate	132,565	492	67,616	122,987	633	59,792
Discretionary Portfolio	96,376	(190)	59,809	87,302	1,819	55,189
Residential Mortgage Banking	119,176	22,240	18,477	111,066	20,602	17,474
Retail Banking	644,686	9,065	157,616	600,134	9,628	112,142
All Other	111,200	(31,927)	(27,424)	139,796	(32,994)	(8,946)

Total	$1,369,177	—	386,124	1,313,584	—	343,875

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Segment information, continued

	Average total assets
	Six months ended		Year ended
	June 30		December 31
	2005	2004	2004
	(in millions)
Commercial Banking	$11,589	10,773	10,946
Commercial Real Estate	8,447	7,618	7,868
Discretionary Portfolio	11,750	10,627	10,936
Residential Mortgage Banking	2,156	1,718	1,801
Retail Banking	14,747	14,632	14,739
All Other	4,933	5,215	5,227

Total	$53,622	50,583	51,517

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets owned, interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). Total revenues and net income (loss) for the three-month and six-month periods ended June 30, 2004 have been adjusted to reflect modifications to the internal funds transfer methodology effective January 1, 2005. The net effect of the change was to increase previously reported net income for the quarter ended June 30, 2004 in the Retail Banking segment by $4 million and to decrease previously reported net income for each of the Commercial Banking and Discretionary Portfolio segments by $1 million and the Commercial Real Estate segment by $2 million. For the six-month period ended June 30, 2004, the net effect of the change was to increase previously reported net income in the Retail Banking segment by $8 million and to decrease previously reported net income for each of the Commercial Banking and Discretionary Portfolio segments by $2 million and the Commercial Real Estate segment by $4 million. The taxable-equivalent adjustment aggregated $4,263,000 and $4,489,000 for the three-month periods ended June 30, 2005 and 2004, respectively, and $8,383,000 and $8,719,000 for the six-month periods ended June 30, 2005 and 2004, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	June 30	December 31
	2005	2004
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$4,672,492	4,283,371
Commercial real estate loans to be sold	173,740	105,660
Other commercial real estate and construction	1,941,003	1,809,382
Residential real estate loans to be sold	900,353	422,159
Other residential real estate	778,573	449,564
Commercial and other	6,771,319	6,645,878

Standby letters of credit	3,280,664	3,162,901

Commercial letters of credit	63,855	57,455

Financial guarantees and indemnification contracts	1,221,535	1,168,517

Commitments to sell real estate loans	1,717,921	931,924

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National Mortgage Association Delegated Underwriting and Servicing program. Under this program, the Company’s maximum credit risk associated with loans sold with recourse totaled $959 million and $926 million at June 30, 2005 and December 31, 2004, respectively.

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Commitments and contingencies, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost consisted of the following:

	Pension		Postretirement
	benefits		benefits
	Three months ended June 30
	2005	2004	2005	2004
	(in thousands)
Service cost	$8,000	7,864	250	225
Interest cost on projected benefit obligation	9,925	9,264	1,350	1,225
Expected return on plan assets	(9,575)	(9,394)	—	—
Amortization of prior service cost	—	17	—	—
Amortization of net actuarial loss	1,200	774	300	175

Net periodic benefit cost	$9,550	8,525	1,900	1,625

	Pension		Postretirement
	benefits		benefits
	Six months ended June 30
	2005	2004	2005	2004
	(in thousands)
Service cost	$16,000	15,714	500	450
Interest cost on projected benefit obligation	19,850	18,567	2,700	2,450
Expected return on plan assets	(19,150)	(18,770)	—	—
Amortization of prior service cost	—	17	—	—
Amortization of net actuarial loss	2,400	1,473	600	350

Net periodic benefit cost	$19,100	17,001	3,800	3,250

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the second quarter of 2005 totaled $197 million or $1.69 of diluted earnings per common share, increases of 7% and 10%, respectively, from $184 million or $1.53 of diluted earnings per common share in the corresponding quarter of 2004. During 2005’s first quarter, net income was $189 million or $1.62 of diluted earnings per common share. Basic earnings per common share were $1.73 in the recent quarter, compared with $1.56 in the year-earlier quarter and $1.65 in the initial 2005 quarter.

     For the first six months of 2005, net income was $386 million or $3.31 per diluted share, up 12% and 17%, respectively, from $344 million or $2.83 per diluted share in the similar 2004 period. Basic earnings per share for the six-month periods ended June 30, 2005 and 2004 were $3.38 and $2.89, respectively.

     Net income expressed as an annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recently completed quarter was 1.46%, compared with 1.45% in the second quarter of 2004 and 1.44% in 2005’s first quarter. The annualized rate of return on average common stockholders’ equity was 13.73% in the second quarter of 2005, improved from 13.12% in the similar 2004 quarter and 13.41% in 2005’s initial quarter. During the first six months of 2005, the annualized rates of return on average assets and average common stockholders’ equity were 1.45% and 13.57%, respectively, compared with 1.37% and 12.15%, respectively, in the first half of 2004.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of accounting for business combinations using the purchase method of accounting, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.0 billion at June 30, 2005 and $3.1 billion at June 30 and December 31, 2004. Included in such intangible assets at June 30, 2005, June 30, 2004 and December 31, 2004 was goodwill of $2.9 billion. Amortization of core deposit and other intangible assets, after tax effect, was $9 million ($.07 per diluted share) during the second quarter of 2005, compared with $12 million ($.10 per diluted share) in the year-earlier quarter and $10 million ($.08 per diluted share) in the first quarter of 2005. For the six-month periods ended June 30, 2005 and 2004, amortization of core deposit and other intangible assets, after tax effect, totaled $18 million ($.15 per diluted share) and $25 million ($.20 per diluted share), respectively.

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

     Net operating income rose 5% to $205 million in the second quarter of 2005 from $196 million in the year-earlier quarter. Diluted net operating earnings per share for the recent quarter were $1.76, up 8% from $1.63 in the similar quarter of 2004. Net operating income and diluted net operating earnings per share were $199 million and $1.70, respectively, in the initial 2005 quarter. For the first six months of 2005, net operating income and diluted net operating earnings per share were $405 million and $3.46, respectively, compared with $369 million and $3.03 in the similar 2004 period.

     Net operating income expressed as an annualized return on average tangible assets was 1.62% in the recent quarter, compared with 1.64% in 2004’s second quarter and 1.61% in the initial quarter of 2005. Net operating income expressed as an annualized return on average tangible common equity was 29.88% in the second quarter of 2005, compared with 30.12% in the year-earlier quarter and 29.67% in the first quarter of 2005. For the first six months of 2005, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of 1.61% and 29.77%, respectively, compared with 1.56% and 27.95%, respectively, in the six-month period ended June 30, 2004.

     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income increased 3% to $452 million in the recently completed quarter from $438 million in the second quarter of 2004. The improvement was due largely to a $2.3 billion, or 6%, rise in average loan balances outstanding offset, in part, by a decline in the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. Taxable-equivalent net interest income was $446 million in the first quarter of 2005. The increase in net interest income from the initial 2005 quarter to the recently completed quarter was due largely to a $648 million increase in average loans outstanding, partially offset by a narrowing of the net interest margin.

     For the first half of 2005, taxable-equivalent net interest income was $898 million, up 4% from $862 million in the similar 2004 period. A 7% or $2.5 billion increase in average loans and leases was the leading factor contributing to that improvement. Also contributing to the improvement in taxable-equivalent net interest income year-over-year were higher average balances of investment securities. Partially offsetting the impact of growth in earning assets was a decline in the Company’s net interest margin, which decreased 11 basis points (hundredths of one percent) to 3.81% during the first six months of 2005 from 3.92% in the first half of 2004.

     Average loans and leases rose 6% to $39.2 billion in the second quarter of 2005 from $36.9 billion in the year-earlier quarter, and were 2% above $38.6 billion in the first quarter of 2005. Higher average outstanding balances of commercial loans and commercial real estate loans were largely responsible for the recent quarter’s growth as compared with the earlier periods. In the recent quarter, commercial loans and commercial real estate loans averaged $10.5 billion and $14.4 billion, respectively, each up 11% from $9.5 billion and $13.0 billion, respectively, in the corresponding 2004 quarter. Average residential real estate loans rose 9% or $275 million from 2004’s second quarter. Average outstanding consumer loans declined $407 million, or 4%, in the second quarter of 2005 as compared with the year-earlier quarter, as growth of $537 million in average outstanding balances of home equity lines of credit was offset by a decline of $766 million in average automobile loan and lease balances that resulted largely from competitive pricing pressures that the Company chose not to match and planned runoff of other second mortgage loans, which declined $280 million. Reflecting similar trends, increases in the commercial loan and commercial real estate loan portfolios totaling $390 million and $206 million, respectively, led the growth in average loans outstanding from 2005’s first to second quarter. During that same period, average residential real estate loans increased $247 million while average consumer loans declined $194 million. The following table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2005	2004	2005
Commercial, financial, etc.	$10,484	11%	4%
Real estate – commercial	14,399	11	1
Real estate – consumer	3,493	9	8
Consumer
Automobile	3,802	(17)	(7)
Home equity lines	3,979	16	3
Home equity loans	1,286	(18)	(4)
Other	1,786	6	—

Total consumer	10,853	(4)	(2)

Total	$39,229	6%	2%

     For the first six months of 2005, average loans and leases aggregated $38.9 billion, 7% above $36.4 billion in the first half of 2004. Growth in commercial loans and commercial real estate loans accounted for substantially all of the increase.

     Investment securities averaged $8.6 billion in the two most recent quarters, up from $7.9 billion in the second quarter of 2004. The rise in average investment securities during 2005’s first two quarters as compared with the second quarter of 2004 was due largely to net purchases of securities in late 2004 and in 2005, consisting largely of collateralized residential mortgage obligations. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing the investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination. The Company regularly reviews its investment securities for declines in value below amortized cost that might be other than temporary. As of June 30, 2005 and December 31, 2004, the Company concluded that such declines were temporary in nature. A further discussion of market values of investment securities is included herein under the heading “Capital”.

     Money-market assets are comprised of interest-earning deposits at banks, interest-earning trading account assets, federal funds sold and agreements to resell securities. Average money-market assets were $109 million in the recent quarter, compared with $76 million in the second quarter of 2004 and $87 million in the first quarter of 2005. The amount of investment securities and money-market assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

     The changes described herein resulted in a rise in average earning assets of $3.0 billion, or 7%, to $47.9 billion in the second quarter of 2005 from $44.9 billion in the second quarter of 2004. Average earning assets were $47.2 billion in the first quarter of 2005 and aggregated $47.6 billion and $44.2 billion for the six-month periods ended June 30, 2005 and 2004, respectively.

     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Also included in core deposits are certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned banking subsidiary of M&T. Average core deposits totaled $28.2 billion in the recent quarter, compared with $28.3 billion in the corresponding quarter of 2004 and $27.6 billion in 2005’s initial quarter. The increase in average balances of time deposits less than $100,000 in the current quarter as compared with the year-earlier quarter and the first quarter of 2005 was due, in part, to the higher rates being offered on those products in response to rising interest rates. The following table provides an analysis of quarterly changes in the components of average core deposits. For the six-month periods ended June 30, 2005 and 2004, core deposits averaged $27.9 billion and $28.1 billion, respectively.

AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2005	2004	2005
NOW accounts	$401	9%	7%
Savings deposits	15,102	(3)	1
Time deposits less than $100,000	4,472	3	11
Noninterest-bearing deposits	8,222	3	—

Total	$28,197	—%	2%

     Additional funding sources for the Company include domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.7 billion in the recent quarter, compared with $1.2 billion and $1.4 billion in the second quarter of 2004 and in the initial 2005 quarter, respectively. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $3.9 billion in 2005’s second quarter, $2.8 billion in the second quarter of 2004, and $4.2 billion in the first quarter of 2005. Average brokered time deposits were $2.5 billion in the second quarter of 2005, compared with $1.3 billion in the year-earlier quarter and $1.9 billion in 2005’s first quarter. At June 30, 2005, brokered time deposits totaled $2.9 billion and had a weighted-average remaining term to maturity of 14 months. Certain of these brokered time deposits have provisions that allow early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $180 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $61 million during the recent quarter, compared with $56 million and $60 million during the second quarter of 2004 and the first quarter of 2005, respectively. Offshore branch deposits and brokered deposits have been used by the Company as an alternative to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

     The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Banks of New York, Pittsburgh and Atlanta (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $5.0 billion in the second quarter of 2005, compared with $5.1 billion in the year-earlier quarter and $5.2 billion in the first quarter of 2005. Unsecured federal funds borrowings, which generally mature daily, included in short-term borrowings averaged $4.0 billion, $4.3 billion and $4.4 billion in the second quarters of 2005 and 2004, and the first quarter of 2005, respectively. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained daily from a wide variety of banks and other financial institutions. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank formed in November 2002. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company.

     Long-term borrowings averaged $6.3 billion in the recent quarter, compared with $5.9 billion and $6.4 billion in the second quarter of 2004 and the first quarter of 2005, respectively. Included in average long-term borrowings were amounts borrowed from the FHLB of $3.6 billion in the second quarter of 2005, compared with $3.2 billion and $3.9 billion in the second quarter of 2004 and the first quarter of 2005, respectively, and subordinated capital notes of $1.3 billion in each of those quarters. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $711 million in the two most recent quarters and $710 million in the second quarter of 2004. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements. As described later, certain interest rate swap agreements have been entered into by the Company as part of its management of interest rate risk related to long-term borrowings.

     Changes in the composition of the Company’s earning assets and interest-bearing liabilities as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.36% in the recent quarter, down from 3.67% in the second quarter of 2004. The yield on earning assets during the recently completed quarter was 5.70%, up 64 basis points from 5.06% in the year-earlier quarter, while the rate paid on interest-bearing liabilities increased 95 basis points to 2.34% from 1.39% in the second quarter of 2004. In the first quarter of 2005, the net interest spread was 3.46%, the yield on earning assets was 5.52% and the rate paid on interest-bearing liabilities was 2.06%. For the first six months of 2005, the net interest spread was 3.41%, a decrease of 26 basis points from the similar 2004 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 5.61% and 2.20%, respectively, in the first half of 2005, compared with 5.08% and 1.41%, respectively, in the similar period of 2004. The narrowing of the net interest spread in the three and six-month periods ended June 30, 2005 as compared with the prior periods reflects the impact of rising short-term interest rates since June 30, 2004 that increased more than longer-term rates and the fact that rates paid on interest-bearing liabilities, in general, including short-term borrowings and foreign office deposits, tend to rise more rapidly than yields on many earning assets. During the period from June 30, 2004 through June 30, 2005, the Federal Reserve raised its benchmark overnight federal funds target rate nine times, each increase representing a 25 basis point increment over the previously effective target rate.

     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $8.7 billion in the second quarter of 2005, up from $8.2 billion in the year-earlier quarter and $8.6 billion in 2005’s initial quarter. During the first six months of 2005 and 2004, average net interest-free funds aggregated $8.6 billion and $8.0 billion, respectively. The increases in average net interest-free funds in the 2005 periods as compared with the corresponding 2004 periods were due largely to higher noninterest-bearing deposit balances. Goodwill and core deposit and other intangible assets averaged $3.0 billion during 2005’s second quarter, compared with $3.1 billion during each of the quarters ended June 30, 2004 and March 31, 2005. The cash surrender value of bank owned life insurance averaged $1.0 billion in each of the second quarters of 2005 and 2004 and in the first quarter of 2005. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.”

     The contribution of net interest-free funds to the Company’s net interest margin was .42% in the second quarter of 2005, compared with .25% in the year-earlier quarter and .37% in the first quarter of 2005. The contribution of net interest-free funds to net interest margin for the first six months of the year was .40% in 2005 and .25% in 2004. The increased contribution to net interest margin ascribed to net interest-free funds in the three and six months ended June 30, 2005 as compared with the prior periods resulted largely from the impact of higher interest rates on interest-bearing liabilities used to value such contribution.

     Reflecting the changes to the net interest margin and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.78% in the second quarter of 2005, 14 basis points lower than 3.92% in the similar quarter of 2004, and 5 basis points below 3.83% in the first quarter of 2005. During the first six months of 2005 and 2004, the net interest margin was 3.81% and 3.92%, respectively. As already discussed, the rising interest rate environment has resulted in a contraction of the net interest margin.

     Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $755 million as of June 30, 2005, $685 million as of June 30, 2004, $735 million at March 31, 2005 and $725 million as of December 31, 2004. In general, under the terms of these swap agreements, the Company receives payments based on the outstanding notional amount of the swap agreements at fixed rates and makes payments at variable rates.

     All of the Company’s interest rate swap agreements entered into for risk management purposes as of June 30, 2005 had been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the first two quarters of 2005 and 2004’s second quarter were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges was a loss of approximately $4 million at June 30, 2005 and December 31, 2004, compared with a loss of $16 million at June 30, 2004. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates.

     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.68% and 5.72%, respectively, at June 30, 2005. The average notional amounts of interest rate swap agreements and the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements, are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

	Three months ended June 30
	2005		2004
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(1,831)	(.02)	(5,107)	(.06)

Net interest income/margin	$1,831	.02%	$5,107	.05%

Average notional amount	$754,011		$683,791

Rate received**		6.73%		7.04%
Rate paid**		5.75%		4.04%

	Six months ended June 30
	2005		2004
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(4,647)	(.02)	(10,348)	(.06)

Net interest income/margin	$4,647	.02%	$10,348	.05%

Average notional amount	$743,950		$679,725

Rate received**		6.78%		7.14%
Rate paid**		5.52%		4.08%

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

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

     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $3.5 billion, $3.7 billion and $4.0 billion at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. In general, these borrowings were unsecured and matured on the following business day.

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

     The Company serves as remarketing agent for variable rate demand bonds (“VRDBs”) issued by its customers for the purpose of obtaining financing. The VRDBs are enhanced by direct-pay letters of credit provided by M&T Bank. Holders of the VRDBs generally have the right to sell the bonds to the remarketing agent with seven days notice, which could result in M&T Bank owning the VRDBs for some period of time until such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. The value of VRDBs in the Company’s trading account totaled $52 million and $1 million at June 30, 2005 and 2004, respectively, and $14 million at December 31, 2004. As of June 30, 2005, the total amount of VRDBs outstanding backed by an M&T Bank letter of credit was $1.7 billion, and at June 30 and December 31, 2004 was $1.5 billion. M&T Bank also serves as remarketing agent for most of those bonds.

     The Company enters into contractual obligations in the normal course of business which require future cash payments. Such obligations include, among others, payments related to deposits, borrowings, leases and other contracted commitments. The Company also enters into various other off-balance sheet commitments to customers that may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Since many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further information relating to these commitments is provided in note 6 of Notes to Financial Statements.

     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. Under that limitation, at June 30, 2005 approximately $518 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. A $30 million line of credit with an unaffiliated commercial bank is also maintained by M&T, of which there were no borrowings outstanding at June 30, 2005 or at December 31, 2004.

     Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Management does not currently anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks.

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

     The Company’s Risk Forum Committee, which includes members of senior management, monitors the sensitivity of the Company’s net interest income to changes in interest rates with the aid of a computer model that forecasts net interest income under different interest rate scenarios. In modeling changing interest rates, the Company considers different yield curve shapes that consider both parallel (that is, simultaneous changes in interest rates at each point on the yield curve) and non-parallel (that is, allowing interest rates at points on the yield curve to vary by different amounts) shifts in the yield curve. In utilizing the model, market-implied forward interest rates over the subsequent twelve months are generally used to determine a base interest rate scenario for the net interest income simulation. That calculated base net interest income is then compared to the income calculated under the varying interest rate scenarios. The model considers the impact of ongoing lending and deposit gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. Management has taken actions, when deemed prudent, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments, and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

     The accompanying table as of June 30, 2005 and December 31, 2004 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	June 30, 2005	December 31, 2004
+200 basis points	$(2,845)	(20,848)
+100 basis points	382	(8,228)
-100 basis points	(4,265)	12,386
-200 basis points	(13,240)	4,900

     The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period of 100 and 200 basis points as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates, market conditions, and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Company’s past or projected net interest income.

     The Company engages in trading activities to meet the financial needs of customers, to fund the Company’s obligations under certain deferred compensation plans and, to a limited extent, to profit from perceived market opportunities. Financial instruments utilized in trading activities have included forward and futures contracts related to foreign currencies and mortgage-backed securities, U.S. Treasury and other government securities, mortgage-backed securities, mutual funds and interest rate contracts, such as swap agreements. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions, as well as the type of trading activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.

     The notional amounts of interest rate contracts entered into for trading purposes totaled $6.7 billion and $5.4 billion at June 30, 2005 and 2004, respectively, and $5.9 billion at December 31, 2004. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $681 million, $686 million and $512 million at June 30, 2005, June 30, 2004 and December 31, 2004, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities totaled $195 million and $88 million, respectively, at June 30, 2005, $144 million and $88 million, respectively, at June 30, 2004, and $160 million and $94 million, respectively, at December 31, 2004. Included in trading account assets at June 30, 2005 and December 31, 2004 were $40 million related to deferred compensation plans, compared with $43 million at June 30, 2004. Changes in the fair value of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at June 30, 2005 were $47 million of liabilities related to deferred compensation plans, while both at June 30 and December 31, 2004, $49 million of such liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the second quarter of 2005 was $19 million, compared with $30 million in the year-earlier quarter and $24 million in the first quarter of 2005. Net loan charge-offs declined to $14 million in the recent quarter from $21 million in the second quarter of 2004 and $19 million in 2005’s initial quarter. Net charge-offs as an annualized percentage of average loans and leases were .14% in the recent quarter, compared with .23% and .20% in the quarters ended June 30, 2004 and March 31, 2005, respectively. For the six-month periods ended June 30, 2005 and 2004, the provision for credit losses was $43 million and $50 million, respectively. Net charge-offs through June 30 aggregated $33 million in 2005 and $39 million in 2004, representing .17% and .22%, respectively, of average loans and leases. A summary of net charge–offs by loan type follows.

NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	2005
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$6,070	3,625	9,695
Real estate:
Commercial	(769)	(236)	(1,005)
Residential	492	425	917
Consumer	13,078	9,834	22,912

	$18,871	13,648	32,519

	2004
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$3,450	6,362	9,812
Real estate:
Commercial	(878)	803	(75)
Residential	1,241	1,270	2,511
Consumer	14,104	12,689	26,793

	$17,917	21,124	39,041

     Loans classified as nonperforming, consisting of nonaccrual and restructured loans, aggregated $184 million or .46% of total loans and leases outstanding at June 30, 2005, compared with $190 million or .51% at June 30, 2004, $172 million or .45% at December 31, 2004, and $180 million or .46% at March 31, 2005.

     Accruing loans past due 90 days or more totaled $123 million or .31% of total loans and leases at the recent quarter-end, compared with $135 million or .36% a year earlier, $155 million or .40% at December 31, 2004 and $125 million or .32% at March 31, 2005. Accruing loans past due 90 days or more included $99 million, $112 million, $121 million and $102 million at June 30, 2005, June 30, 2004, December 31, 2004 and March 31, 2005, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. The outstanding principal balances of the repurchased loans were $73 million and $100 million at June 30, 2005 and 2004, respectively, $104 million at December 31, 2004 and $84 million at March 31, 2005. Other accruing loans past due 90 days or more that were guaranteed by government-related entities included foreign commercial and industrial loans supported by the Export-Import Bank of the United States totaling $24 million at June 30, 2005, compared with $8 million a year earlier and $17 million at December 31, 2004 and March 31, 2005.

     Nonperforming commercial loans and leases totaled $48 million at June 30, 2005, $47 million at June 30, 2004, and $45 million at December 31, 2004 and March 31, 2005.

     Commercial real estate loans classified as nonperforming totaled $63 million at June 30, 2005, $62 million a year earlier, $45 million at December 31, 2004 and $59 million at March 31, 2005.

     Nonperforming residential real estate loans totaled $35 million at June 30, 2005, $44 million at June 30, 2004 and December 31, 2004, and $39 million at March 31, 2005. Residential real estate loans past due 90 days or more and accruing interest totaled $89 million at June 30, 2005, compared with $119 million a year-earlier, and $127 million and $100 million at December 31, 2004 and March 31, 2005, respectively. As already noted, a significant portion of such amounts relate to repurchased loans that are guaranteed by government-related entities.

     Consumer loans and leases classified as nonperforming totaled $38 million at the recent quarter-end, $37 million at June 30, 2004 and March 31, 2005, and $38 million at December 31, 2004. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .35% at June 30, 2005, .33% a year earlier and at March 31, 2005, and .35% at December 31, 2004.

     Assets acquired in settlement of defaulted loans were $8 million at June 30, 2005, compared with $19 million a year earlier, $13 million at December 31, 2004 and $11 million at March 31, 2005.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA

	2005 Quarters		2004 Quarters
Dollars in thousands	Second	First	Fourth	Third	Second
Nonaccrual loans	$173,403	169,648	162,013	171,807	181,974
Renegotiated loans	10,649	10,501	10,437	9,051	8,163

Total nonperforming loans	184,052	180,149	172,450	180,858	190,137
Real estate and other assets owned	8,123	11,038	12,504	16,143	19,026

Total nonperforming assets	$192,175	191,187	184,954	197,001	209,163

Accruing loans past due 90 days or more*	$123,301	124,550	154,590	139,541	134,757

Government guaranteed loans included in totals above
Nonperforming loans	$13,593	14,451	15,273	15,676	16,400
Accruing loans past due 90 days or more	98,711	102,210	120,700	111,443	111,635

Nonperforming loans to total loans and leases, net of unearned discount	.46%	.46%	.45%	.48%	.51%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.48%	.49%	.48%	.52%	.56%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.31%	.32%	.40%	.37%	.36%

*	Predominantly residential mortgage loans.

     Management regularly assesses the adequacy of the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (iii) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis.

     Management cautiously and conservatively evaluated the allowance for credit losses as of June 30, 2005 in light of (i) the uncertain status of the overall economic recovery in many of the markets served by the Company; (ii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; and (iii) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies. Although the 2005 economic outlook predicts improved growth nationally, concerns exist about sluggish job creation, which could cause consumer spending to slow; higher interest rates, which could adversely impact the housing market; and continued stagnant population growth in the upstate New York and central Pennsylvania regions. In particular, economic growth in upstate New York, one of the Company’s largest market areas, is expected to significantly lag national averages. Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers generally, such as those described above, but also real estate valuations, in particular, given the size of the commercial real estate loan portfolio. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property.

     Management believes that the allowance for credit losses at June 30, 2005 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $637 million, or 1.60% of total loans and leases at June 30, 2005, compared with $625 million or 1.66% a year earlier, $627 million or 1.63% at December 31, 2004 and $632 million or 1.62% at March 31, 2005. The ratio of the allowance for credit losses to nonperforming loans was 346% at the most recent quarter-end, compared with 328% a year earlier, 364% at December 31, 2004 and 351% at March 31, 2005. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income was $245 million in the second quarter of 2005, 6% higher than $232 million in the corresponding 2004 quarter and up 5% from $234 million in the first quarter of 2005. The increases in the recent quarter as compared with the second quarter of 2004 and 2005’s initial quarter were due in part to increased revenues from deposit account service charges and trading account and foreign exchange gains, higher letter of credit and other credit-related fees, and gains on sales of commercial lease equipment and other assets.

     Mortgage banking revenues totaled $31 million in the second quarter of 2005, compared with $30 million in the similar quarter of 2004, and $33 million in the first quarter of 2005. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities is largely comprised of the origination, sales and servicing of loans in conjunction with the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program.

     Residential mortgage banking revenues, consisting of gains from sales of residential mortgage loans and loan servicing rights, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, aggregated $25 million in the recent quarter, compared with $23 million in the year-earlier period and $27 million in 2005’s initial quarter. Residential mortgage loans originated for sale to other investors were approximately $1.8 billion during the second quarter of 2005, compared with $1.3 billion in the second quarter of 2004 and $1.2 billion in the first quarter of 2005. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated $9 million in the recently completed quarter, compared with $7 million in the second quarter of 2004 and $10 million in 2005’s first quarter. On May 1, 2005, M&T Mortgage Corporation, a wholly-owned mortgage banking subsidiary of M&T Bank, assumed the operations of Regions Financial Corporation’s wholesale residential mortgage business. Those operations added 13 locations and approximately 140 employees to M&T Mortgage Corporation’s business. The operations assumed did not have a material impact on the Company’s financial results during the second quarter of 2005. Approximately $287 million of residential mortgage loans originated for sale to other investors during the recent quarter were related to the assumed operations.

     Revenues from servicing residential mortgage loans for others were $14 million in the quarters ended June 30, 2005 and 2004, and $15 million in the first quarter of 2005. Included in each quarter’s servicing revenues were amounts related to purchased servicing rights associated with small balance commercial real estate loans of $2 million, compared with $1 million in the second quarter of 2004. Residential mortgage loans serviced for others aggregated $14.4 billion at June 30, 2005, compared with $14.3 billion a year earlier and $14.9 billion at December 31, 2004, including the small balance commercial real estate loans noted above of approximately $1.7 billion and $1.2 billion at June 30, 2005 and 2004, respectively, and $1.6 billion at December 31, 2004. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $125 million at June 30, 2005, compared with $140 million a year earlier and $133 million at December 31, 2004. Included in capitalized residential mortgage servicing assets were $13 million at June 30, 2005 and June 30, 2004 and $9 million at June 30, 2004 of purchased servicing rights associated with the small balance commercial mortgage loans noted above.

     Residential mortgage loans held for sale totaled $1.2 billion and $660 million at June 30, 2005 and 2004, respectively, and $790 million at December 31, 2004. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $1.5 billion and $900 million, respectively, at June 30, 2005, $859 million and $548 million, respectively, at June 30, 2004, and $764 million and $422 million, respectively, at December 31, 2004. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were approximately $1 million at June 30, 2005 and 2004, and $3 million at December 31, 2004. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net decreases in revenues of $442 thousand and $7 million in the second quarter of 2005 and 2004, respectively, and $2 million in the first quarter of 2005.

     Commercial mortgage banking revenues in the second quarter of 2005 were $6 million, compared with $7 million in each of the second quarter of 2004 and the first quarter of 2005. Revenues from commercial mortgage loan origination and sales activities were $3 million in each of the first two quarters of 2005 and in the second quarter of 2004. Commercial mortgage loan servicing revenues were $3 million in each of those quarters. Capitalized commercial mortgage servicing assets totaled $22 million at June 30, 2005, June 30, 2004 and December 31, 2004. Commercial mortgage loans held for sale at June 30, 2005 and 2004 were $78 million and $34 million, respectively, and $61 million at December 31, 2004.

     Service charges on deposit accounts increased 2% to $93 million in the second quarter of 2005 from $91 million in the similar 2004 quarter and were 5% higher than $88 million in the first quarter of 2005. The increase from the immediately preceding quarter was due, in part, to lower seasonal volume levels typically experienced in the first quarter of each year. Trust income totaled $33 million in the recent quarter, down 5% from $35 million in last year’s second quarter and 2% below the first quarter of 2005. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $14 million in each of the first and second quarters of 2005, compared with $13 million in the second quarter of 2004. The changes in revenue from trust and brokerage services activities reflect cautiousness on the part of customers to invest in certain products tied to the equity markets. Trading account and foreign exchange activity resulted in gains of $6 million during the second quarter of 2005, $4 million in 2004’s second quarter and $5 million in the initial 2005 quarter. Other revenues from operations were $68 million in the recent quarter, compared with $59 million in the second quarter of 2004 and $60 million in the first quarter of 2005.

     Other revenues from operations included letter of credit and other credit-related fees of $20 million in the recent quarter, $18 million in the year-earlier quarter and $17 million in the first quarter of 2005. Also included in other revenues from operations is tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $14 million in the second quarter of 2005, compared with $13 million and $11 million in the quarters ended June 30, 2004 and March 31, 2005, respectively. Merchant discount and credit card fees totaled $7 million in each of the quarters ended June 30, 2005, June 30, 2004 and March 31, 2005, and insurance-related sales commissions and other revenues aggregated $5 million in each of the quarters ended June 30, 2005 and 2004, and $6 million in the first quarter of 2005. During 2005’s second quarter, other revenues from operations also reflected $7 million of gains related to sales of commercial lease equipment and other assets, compared with $1 million in the year-earlier quarter and in the first quarter of 2005. Included in other revenues from operations for the second quarter of 2004 was a $3 million gain on the sale of a $17 million portion of the Company’s business credit card portfolio. Other revenues from operations for the first quarter of 2005 included $4 million of net gains realized from venture capital investments, most of which were obtained via acquisitions of other financial institutions in prior years.

     Other income rose 4% to $480 million in the first half of 2005 from $460 million in the similar 2004 period. The most significant contributors to the increased revenues in 2005’s first six months as compared with the year-earlier period were mortgage banking revenues, the previously noted net gains realized from venture capital investments and the gains on sales of commercial lease equipment and other assets, offset in part by the second quarter 2004 gain realized from the sale of the Company’s commercial credit card portfolio.

     Through June 30, 2005, mortgage banking revenues totaled $65 million, 11% higher than $58 million in the year-earlier period. Residential mortgage banking revenues increased to $52 million in the first six months of 2005 from $47 million in the corresponding period of 2004. Residential mortgage loans originated for sale to other investors were $2.9 billion in the first half of 2005, compared with $2.3 billion in 2004’s first six months. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized unrealized gains on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled $19 million and $15 million during the six-month periods ended June 30, 2005 and 2004, respectively. Revenues from servicing residential mortgage loans for others were $29 million and $28 million for the first half of 2005 and 2004, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $4 million and $3 million for the first six months of 2005 and 2004, respectively. Commercial mortgage banking revenues totaled $13 million during the first half of 2005, up from $11 million in the comparable 2004 period due to higher revenues from both commercial mortgage loan origination and sales activities and servicing.

     Service charges on deposit accounts were $181 million during the first half of 2005, slightly higher than $179 million in the comparable 2004 period. Trust income declined 3% to $66 million from $68 million a year earlier. Brokerage services income increased 5% to $28 million during the first six months of 2005 from $27 million in the corresponding 2004 period. Trading account and foreign exchange activity resulted in gains of $11 million and $9 million for the six-month periods ended June 30, 2005 and 2004, respectively. Other revenues from operations increased 10% to $128 million in the first six months of 2005 from $116 million in the similar 2004 period. Included in other revenues from operations during the six-month periods ended June 30, 2005 and 2004 were letter of credit and other credit-related fees of $37 million and $36 million, respectively, and income from bank owned life insurance totaling $24 million and $25 million, respectively. During each of the six-month periods ended June 30, 2005 and 2004, merchant discount and credit card fees were $14 million and insurance-related sales commissions and other revenues totaled $11 million. Contributing to the year-over-year increase in other revenues were the previously discussed gains realized from venture capital investments and gains on sales of commercial lease equipment and other assets, partially offset by the gain realized in 2004’s second quarter on the sale of the Company’s commercial credit card portfolio.

Other Expense

Other expense aggregated $380 million in the recent quarter, 7% higher than $357 million in the second quarter of 2004, and up 4% from $367 million in the initial 2005 quarter. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $14 million in the recent quarter, $19 million in the second quarter of 2004, and $16 million in the first quarter of 2005. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $366 million in the recent quarter, compared with $338 million in the year-earlier quarter and $351 million in the initial quarter of 2005. The higher expense level in the recent quarter as compared with the year-earlier and immediately preceding quarters was predominantly due to a provision for impairment of capitalized residential mortgage servicing rights of $5 million, reflecting a decrease in the estimated fair value of such rights that resulted from lower residential mortgage loan interest rates at the end of the recent quarter as compared with three months earlier. In contrast, the Company recognized partial reversals of the valuation allowance for the impairment of such rights of $22 million and $4 million for the second quarter of 2004 and first quarter of 2005, respectively, the result of the impact the higher residential mortgage loan interest rate environment in those periods had on the value of capitalized mortgage servicing rights.

     Other expense for the first half of 2005 totaled $748 million, up slightly from $747 million in the corresponding period of 2004. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $30 million in the first six months of 2005 and $40 million in the corresponding 2004 period. Exclusive of these nonoperating expenses, noninterest operating expenses for the six-month period ended June 30, 2005 increased 2% to $718 million from $707 million in the similar 2004 period. The most significant contributor to the higher expense levels in the 2005 period as compared with 2004 was a provision for impairment of capitalized residential mortgage servicing rights of $1 million in 2005 compared with a partial reversal of the valuation allowance for impairment of $11 million in 2004. Table 2 provides a reconciliation of other expense to noninterest operating expense.

     Salaries and employee benefits expense totaled $205 million in the second quarter of 2005, compared with $203 million in the year-earlier quarter and $207 million in 2005’s first quarter. For the first six months of 2005, salaries and employee benefits expense increased to $411 million from $403 million in the comparable 2004 period, a rise of 2%. Higher costs associated with providing employee benefits were the largest contributor to the increased expense level in 2005’s first six months as compared with 2004. Salaries and benefits expense included stock-based compensation of $11 million for the quarter ended June 30, 2005, $12 million for each of the quarters ended June 30, 2004 and March 31, 2005, and $23 million and $24 million for the six-month periods ended June 30, 2005 and 2004, respectively.

     Excluding the nonoperating expense items previously noted, nonpersonnel expense totaled $162 million in 2005’s second quarter, compared with $135 million in the year-earlier quarter and $145 million in the first quarter of 2005. On the same basis, such expenses were $306 million during the first six months of 2005, slightly above $303 million during the like-2004 period. The most significant contributor to the higher nonpersonnel operating expense level in the recent quarter as compared with the second quarter of 2004 and 2005’s first quarter was the $5 million provision for impairment of capitalized residential mortgage servicing rights already discussed. Partial reversals of the valuation allowance for the impairment of such rights of $22 million and $4 million were recognized in the second quarter of 2004 and first quarter of 2005, respectively. The higher expense levels in the first half of 2005 as compared with the corresponding 2004 period were the result of an $11 million increase in the provision for the impairment of capitalized residential mortgage servicing rights and higher professional services, advertising and promotion costs, offset, in part, by lower equipment and net occupancy expenses.

     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from sales of bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 52.6% during the recent quarter, compared with 50.4% during the year-earlier quarter and 51.6% in 2005’s initial quarter. The efficiency ratios for the six-month periods ended June 30, 2005 and 2004 were 52.1% and 53.6%, respectively. Noninterest operating expenses used in calculating the efficiency ratio do not include the amortization of core deposit and other intangible assets noted earlier. If charges for amortization of core deposit and other intangible assets were included, the ratios for the three-month periods ended June 30, 2005, June 30, 2004 and March 31, 2005 would have been 54.6%, 53.3% and 54.0%, respectively, and for the six-month periods ended June 30, 2005 and 2004 would have been 54.3% and 56.6%, respectively.

Capital

Stockholders’ equity at June 30, 2005 totaled $5.8 billion, representing 10.71% of total assets, compared with $5.7 billion or 10.86% of total assets a year earlier and $5.7 billion or 10.82% at December 31, 2004. On a per share basis, stockholders’ equity was $51.20 at June 30, 2005, up from $48.21 and $49.68 at June 30 and December 31, 2004, respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $25.00 at the end of 2005’s second quarter, compared with $22.40 a year earlier and $23.62 at December 31, 2004.

     In December 2004, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. During the quarter ended June 30, 2005, 624,000 shares of common stock were repurchased by M&T pursuant to such plan at an average cost of $102.21 per share. Through June 30, 2005, M&T had repurchased 2,643,300 shares of common stock pursuant to such plan at an average cost of $101.73 per share.

     Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale; unrealized fair value gains or losses associated with interest rate swap agreements designated as cash flow hedges; and minimum pension liability adjustments. Net unrealized losses on available for sale investment securities were $25 million, or $.22 per common share, at June 30, 2005, compared with unrealized losses of $3 million, or $.03 per share, at June 30, 2004 and $5 million, or $.04 per share, at December 31, 2004. Such unrealized losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Included in net unrealized losses on investment securities at June 30, 2005 were $27 million of unrealized losses on preferred stock issuances of government-sponsored entities with a cost basis of $133 million. Consistent with the conclusion reached as of December 31, 2004 and described in note 3 to the Company’s consolidated financial statements as of that date, the Company concluded that as of June 30, 2005 the impairment of such securities was still largely attributable to a temporary widening of rate of return spreads required by market participants that resulted from the current interest rate environment, financial reporting issues disclosed by those government-sponsored entities, and other recent legislative concerns about those entities. Despite the controversies surrounding the government-sponsored entities, management believes that the underlying government-directed business models, and therefore the underlying economic performance associated with such business models, remained unchanged as of June 30, 2005. However, the United States Congress is considering a reform bill that would strengthen regulation and oversight of the government-sponsored entities. The timing and impact of any such legislation on the government-sponsored entities is uncertain. One of the government-sponsored entities under scrutiny is expected to become current with its financial reporting during the fourth quarter of 2005, while the second government-sponsored entity is required to significantly enhance its level of capital in relation to its overall financial position on or before September 30, 2005. The Company intends to closely monitor legislative, reporting, financial and regulatory developments affecting these government-sponsored entities and to evaluate the market’s reaction to those future developments to assess if the declines in value of these investment securities below the Company’s cost basis become other than temporary. However, because the unrealized losses described have already been reflected in the financial statement values for investment securities and stockholders’ equity, any recognition of an other than temporary decline in value of those investment securities would have no effect on the Company’s consolidated financial condition. Nevertheless, an increase in market value of these securities following any of the future developments described herein may be an indicator that the declines in value continue to be temporary. The minimum pension liability adjustment, net of applicable tax effect, reduced accumulated other comprehensive income by $12 million at June 30, 2005, June 30, 2004 and December 31, 2004, or by $.11 per share at June 30, 2005 and December 31, 2004, and $.10 per share at June 30, 2004.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes $687 million of trust preferred securities as described in note 4 of Notes to Financial Statements. As of June 30, 2005, total capital further included $1.0 billion of subordinated notes.

     The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as an annualized percentage of regulatory “core capital” at the beginning of each period was 18.49% during the second quarter of 2005, compared with 18.65% in the corresponding quarter of 2004 and 18.62% in the initial quarter of 2005.

     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of June 30, 2005 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
June 30, 2005

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Core capital	7.41%	7.01%	32.39%
Total capital	10.89%	10.44%	33.47%
Leverage	6.85%	6.48%	23.34%

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

     Net income for the Commercial Banking segment increased 4% to $58 million in the second quarter of 2005 from $56 million in the year-earlier quarter and was 13% higher than $52 million in the first quarter of 2005. The favorable variance as compared to the second quarter of 2004 was primarily due to a $4 million increase in gains related to sales of commercial lease equipment. In comparison to the first quarter of 2005, the improved performance was the result of higher net interest income of $4 million and a $4 million increase in the gains on commercial lease equipment sales. The primary factor contributing to the higher net interest income was a 4% increase in loan balances outstanding. For the six months ended June 30, 2005, this segment contributed $110 million to net income, slightly higher than $108 million in the corresponding period of 2004. That increase was predominantly the result of higher net interest income of $10 million, due largely to a 7% increase in loan balances outstanding, offset by a $6 million increase in personnel and other noninterest expenses.

     The Commercial Real Estate segment contributed net income of $35 million in the second quarter of 2005, up 11% from $31 million in the second quarter of 2004 and 6% higher than $33 million in the first quarter of 2005. The increase from the second quarter of 2004 was due to higher net interest income of $3 million, largely the result of an 8% increase in average loan balances outstanding, and a $1 million decrease in the provision for credit losses. In comparison to the first quarter of 2005, higher revenues of $2 million, predominantly the result of an increase in net interest income and higher loan fees, and a $1 million decrease in the provision for credit losses, contributed to the favorable variance. Net contribution for this segment increased 13% to $68 million for the first six months of 2005 from $60 million in the similar 2004 period. The improvement was due largely to higher net interest income of $8 million, the result of a 10% increase in outstanding loan balances, and a $2 million increase in mortgage banking revenues.

     Net income earned by the Discretionary Portfolio segment totaled $30 million during the second quarter of 2005, unchanged from both the year-earlier quarter and first quarter of 2005. Partially offsetting higher revenues earned in 2005’s second quarter as compared to both the second quarter of 2004 and the first quarter of 2005 was the impact of a $2 million addition to the valuation allowance for possible impairment of capitalized residential mortgage servicing rights during the recent quarter. Reductions of $5 million and $2 million were made to such allowance during the second quarter of 2004 and the first quarter of 2005, respectively. Net contribution for this segment increased 8% to $60 million for the first six months of 2005 from $55 million in the corresponding 2004 period due primarily to a $10 million increase in net interest income, the result of increases in average investment securities and residential mortgage loan balances outstanding of 12% and 17%, respectively. Partially offsetting the improvement in net interest income was the impact of a $3 million partial reversal of the valuation allowance for possible impairment of capitalized mortgage servicing rights during the first half of 2004, while a small addition to such allowance was made during the first half of 2005.

     The Residential Mortgage Banking segment’s net income for the second quarter of 2005 was $8 million, down from $17 million in the second quarter of 2004 and $11 million in the initial quarter of 2005. The unfavorable variance in comparison to the prior year’s second quarter was due primarily to a $3 million addition to the capitalized residential mortgage servicing rights valuation allowance made during the second quarter of 2005, while a $17 million partial reversal of such allowance was reflected in 2004’s second quarter results. Higher revenues from loan origination and sales activities of $3 million in the second quarter of 2005 partially offset the unfavorable impact of the valuation allowance adjustments. The decrease in the recent quarter’s net income when compared with the first quarter of 2005 was largely the result of the $3 million addition to the capitalized mortgage servicing rights valuation allowance compared with a $2 million reduction of such allowance made during the first quarter of 2005. For the first six months of 2005, net income for this segment totaled $18 million, up 6% from $17 million in the corresponding period of 2004. The favorable variance was due in part to a $7 million increase in revenues from loan origination, sales, and servicing activities, partially offset by the impact of a $1 million addition to the capitalized servicing rights valuation allowance made during the first half of 2005, compared with an $8 million reduction of such allowance made during the first half of 2004.

     The Retail Banking segment contributed $82 million to the Company’s net income in the second quarter of 2005, up 40% from $59 million in the second quarter of 2004 and 9% higher than $75 million in the first quarter of 2005. The increase from the second quarter of last year was due to higher net interest income of $24 million, largely the result of rising market interest rates which resulted in a 52 basis point increase in deposit net interest margin, and $6 million decreases in the provision for credit losses and in noninterest expenses. The improvement in the recent quarter’s net income as compared with the first quarter of 2005 was largely due to a $17 million increase in revenues, including higher net interest income of $9 million and increased service charges on deposit accounts of $6 million. The higher net interest income was the result of a 10 basis point increase in deposit net interest margin and a 3% increase in average deposit balances outstanding. Partially offsetting the higher revenues were increases in salaries and employee benefits, advertising, and other noninterest expenses. For the first six months of 2005, the Retail Banking segment’s earnings rose 41% to $158 million from $112 million during the year-earlier period. The favorable performance was due to a $38 million increase in net interest income, largely due to a 49 basis point increase in deposit net interest margin offset, in part, by a 17 basis point decrease in loan net interest margin. A $6 million rise in deposit service charges, a $9 million decrease in the provision for credit losses, and a $23 million decline in noninterest expenses also contributed to the higher net income in 2005.

     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $16 million in the second quarter of 2005, $10 million in 2004’s second quarter and $11 million in the first quarter of 2005. For the first six months of 2005 and 2004, the “All Other” segment reported net losses of $27 million and $9 million, respectively. The net losses resulted largely from the Company’s allocation methodologies for noninterest expenses.

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

     Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations and credit losses; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; legislation affecting the financial services industry as a whole, and/or M&T and its subsidiaries individually or collectively; regulatory supervision and oversight, including required capital levels; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and material differences in the actual financial results of merger and acquisition activities compared to the Company’s expectations, including the full realization of anticipated cost savings and revenue enhancements.

     These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, either nationally or in the states in which the Company conducts business, including interest rate and currency exchange rate fluctuations, changes and trends in the securities markets, and other Future Factors.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2005 Quarters		2004 Quarters
	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$680,781	642,441	613,012	587,598	565,090	550,362
Interest expense	229,016	196,266	166,755	143,771	126,805	126,829

Net interest income	451,765	446,175	446,257	443,827	438,285	423,533
Less: provision for credit losses	19,000	24,000	28,000	17,000	30,000	20,000
Other income	245,362	234,258	237,559	244,925	232,334	228,151
Less: other expense	380,441	367,337	361,922	406,922	357,207	389,967

Income before income taxes	297,686	289,096	293,894	264,830	283,412	241,717
Applicable income taxes	96,589	95,686	97,624	73,843	94,538	77,997
Taxable-equivalent adjustment	4,263	4,120	4,065	4,546	4,489	4,230

Net income	$196,834	189,290	192,205	186,441	184,385	159,490

Per common share data
Basic earnings	$1.73	1.65	1.66	1.59	1.56	1.33
Diluted earnings	1.69	1.62	1.62	1.56	1.53	1.30
Cash dividends	$.45	.40	.40	.40	.40	.40
Average common shares outstanding
Basic	113,949	114,773	115,953	116,897	118,224	119,738
Diluted	116,422	117,184	119,010	119,665	120,655	122,316

Performance ratios, annualized
Return on
Average assets	1.46%	1.44%	1.45%	1.42%	1.45%	1.29%
Average common stockholders’ equity	13.73%	13.41%	13.37%	13.02%	13.12%	11.19%
Net interest margin on average earning assets (taxable-equivalent basis)	3.78%	3.83%	3.82%	3.85%	3.92%	3.92%
Nonperforming loans to total loans and leases, net of unearned discount	.46%	.46%	.45%	.48%	.51%	.70%
Efficiency ratio (a)	54.58%	54.00%	52.95%	59.08%	53.27%	60.07%

Net operating (tangible) results (b)
Net income (in thousands)	$205,415	199,135	202,215	197,822	196,158	172,423
Diluted net income per common share	1.76	1.70	1.70	1.65	1.63	1.41
Annualized return on
Average tangible assets	1.62%	1.61%	1.62%	1.60%	1.64%	1.48%
Average tangible common stockholders’ equity	29.88%	29.67%	29.69%	29.42%	30.12%	26.02%
Efficiency ratio (a)	52.56%	51.63%	50.56%	56.38%	50.39%	56.81%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$53,935	53,306	52,725	52,170	51,251	49,915
Total tangible assets (c)	50,944	50,305	49,647	49,075	48,137	46,781
Earning assets	47,931	47,240	46,535	45,874	44,923	43,444
Investment securities	8,593	8,573	8,326	8,195	7,943	7,516
Loans and leases, net of unearned discount	39,229	38,580	38,142	37,611	36,904	35,843
Deposits	36,245	35,282	34,768	34,569	33,702	32,856
Stockholders’ equity (c)	5,749	5,723	5,721	5,697	5,654	5,732
Tangible stockholders’ equity (c)	2,758	2,722	2,710	2,675	2,619	2,665

At end of quarter
Total assets (c)	$54,482	53,887	52,939	52,887	52,094	50,832
Total tangible assets (c)	51,495	50,891	49,869	49,801	48,990	47,708
Earning assets	48,341	47,853	46,970	46,454	45,757	44,335
Investment securities	8,320	8,679	8,475	8,437	8,161	7,656
Loans and leases, net of unearned discount	39,911	39,073	38,398	37,950	37,522	36,515
Deposits	37,306	36,293	35,429	34,976	34,954	33,341
Stockholders’ equity (c)	5,838	5,674	5,730	5,710	5,657	5,734
Tangible stockholders’ equity (c)	2,851	2,678	2,724	2,694	2,629	2,674
Equity per common share	51.20	49.78	49.68	49.11	48.21	48.17
Tangible equity per common share	25.00	23.49	23.62	23.17	22.40	22.47

Market price per common share
High	$107.28	108.04	108.75	98.66	92.70	98.65
Low	98.75	96.71	95.40	86.80	82.90	88.08
Closing	105.16	102.06	107.84	95.70	87.30	89.85

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears on table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears on table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2005 Quarters		2004 Quarters
	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$196,834	189,290	192,205	186,441	184,385	159,490
Amortization of core deposit and other intangible assets (1)	8,581	9,845	10,010	11,381	11,773	12,933

Net operating income	$205,415	199,135	202,215	197,822	196,158	172,423

Earnings per share
Diluted earnings per common share	$1.69	1.62	1.62	1.56	1.53	1.30
Amortization of core deposit and other intangible assets (1)	.07	.08	.08	.09	.10	.11

Diluted net operating earnings per share	$1.76	1.70	1.70	1.65	1.63	1.41

Other expense
Other expense	$380,441	367,337	361,922	406,922	357,207	389,967
Amortization of core deposit and other intangible assets	(14,055)	(16,121)	(16,393)	(18,619)	(19,250)	(21,148)

Noninterest operating expense	$366,386	351,216	345,529	388,303	337,957	368,819

Balance sheet data
In millions
Average assets
Average assets	$53,935	53,306	52,725	52,170	51,251	49,915
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(142)	(157)	(174)	(191)	(210)	(230)
Deferred taxes	55	60	—	—	—	—

Average tangible assets	$50,944	50,305	49,647	49,075	48,137	46,781

Average equity
Average equity	$5,749	5,723	5,721	5,697	5,654	5,732
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(142)	(157)	(174)	(191)	(210)	(230)
Deferred taxes	55	60	67	73	79	67

Average tangible equity	$2,758	2,722	2,710	2,675	2,619	2,665

At end of quarter
Total assets
Total assets	$54,482	53,887	52,939	52,887	52,094	50,832
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(135)	(149)	(166)	(182)	(200)	(220)
Deferred taxes	52	57	—	—	—	—

Total tangible assets	$51,495	50,891	49,869	49,801	48,990	47,708

Total equity
Total equity	$5,838	5,674	5,730	5,710	5,657	5,734
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(135)	(149)	(166)	(182)	(200)	(220)
Deferred taxes	52	57	64	70	76	64

Total tangible equity	$2,851	2,678	2,724	2,694	2,629	2,674

(1)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2005 Second Quarter			2005 First Quarter			2004 Fourth Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$10,484	$142,228	5.44%	10,094	127,148	5.11%	9,919	112,823	4.52%
Real estate — commercial	14,399	229,117	6.37	14,193	216,519	6.10	13,894	205,802	5.93
Real estate — consumer	3,493	52,390	6.00	3,246	48,467	5.97	3,161	46,564	5.89
Consumer	10,853	162,070	5.99	11,047	158,907	5.83	11,168	160,246	5.71

Total loans and leases, net	39,229	585,805	5.99	38,580	551,041	5.79	38,142	525,435	5.48

Money-market assets
Interest-bearing deposits at banks	10	38	1.48	10	28	1.15	9	20	.89
Federal funds sold and agreements to resell securities	24	203	3.37	24	169	2.86	10	51	2.11
Trading account	75	299	1.60	53	100	.75	48	76	.62

Total money-market assets	109	540	1.99	87	297	1.38	67	147	.87

Investment securities**
U.S. Treasury and federal agencies	3,618	34,797	3.86	3,859	36,891	3.88	4,165	39,940	3.82
Obligations of states and political subdivisions	183	2,766	6.06	193	2,904	6.02	197	3,816	7.74
Other	4,792	56,873	4.76	4,521	51,308	4.60	3,964	43,674	4.38

Total investment securities	8,593	94,436	4.41	8,573	91,103	4.31	8,326	87,430	4.18

Total earning assets	47,931	680,781	5.70	47,240	642,441	5.52	46,535	613,012	5.24

Allowance for credit losses	(637)			(633)			(630)
Cash and due from banks	1,395			1,420			1,527
Other assets	5,246			5,279			5,293

Total assets	$53,935			53,306			52,725

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$401	543	.54	376	318	.34	375	287	.30
Savings deposits	15,163	33,292	.88	15,082	27,889	.75	15,363	25,032	.65
Time deposits	8,609	64,101	2.99	7,419	48,754	2.67	7,089	41,970	2.36
Deposits at foreign office	3,850	28,101	2.93	4,203	25,380	2.45	3,539	17,267	1.94

Total interest-bearing deposits	28,023	126,037	1.80	27,080	102,341	1.53	26,366	84,556	1.28

Short-term borrowings	4,969	36,678	2.96	5,194	31,991	2.50	5,370	26,679	1.98
Long-term borrowings	6,263	66,301	4.25	6,403	61,934	3.92	6,104	55,520	3.62

Total interest-bearing liabilities	39,255	229,016	2.34	38,677	196,266	2.06	37,840	166,755	1.75

Noninterest-bearing deposits	8,222			8,202			8,402
Other liabilities	709			704			762

Total liabilities	48,186			47,583			47,004

Stockholders’ equity	5,749			5,723			5,721

Total liabilities and stockholders’ equity	$53,935			53,306			52,725

Net interest spread			3.36			3.46			3.49
Contribution of interest-free funds			.42			.37			.33

Net interest income/margin on earning assets		$451,765	3.78%		446,175	3.83%		446,257	3.82%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost. (continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2004 Third Quarter			2004 Second Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$9,648	$104,076	4.29%	9,464	101,169	4.30%
Real estate — commercial	13,669	197,180	5.77	12,962	181,307	5.60
Real estate — consumer	2,980	44,303	5.95	3,218	47,366	5.89
Consumer	11,314	156,287	5.50	11,260	152,884	5.46

Total loans and leases, net	37,611	501,846	5.31	36,904	482,726	5.26

Money-market assets
Interest-bearing deposits at banks	11	14	.50	16	16	.40
Federal funds sold and agreements to resell securities	6	27	1.75	9	28	1.26
Trading account	51	81	.64	51	97	.75

Total money-market assets	68	122	.72	76	141	.74

Investment securities**
U.S. Treasury and federal agencies	4,561	44,018	3.84	4,308	40,953	3.82
Obligations of states and political subdivisions	206	3,609	7.03	228	4,038	7.10
Other	3,428	38,003	4.41	3,407	37,232	4.40

Total investment securities	8,195	85,630	4.16	7,943	82,223	4.16

Total earning assets	45,874	587,598	5.10	44,923	565,090	5.06

Allowance for credit losses	(629)			(624)
Cash and due from banks	1,627			1,633
Other assets	5,298			5,319

Total assets	$52,170			51,251

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$349	242	.28	368	279	.30
Savings deposits	15,432	22,037	.57	15,667	22,074	.57
Time deposits	7,265	40,121	2.20	6,842	36,242	2.13
Deposits at foreign office	3,334	11,940	1.42	2,829	6,945	.99

Total interest-bearing deposits	26,380	74,340	1.12	25,706	65,540	1.03

Short-term borrowings	5,281	19,338	1.46	5,141	13,097	1.02
Long-term borrowings	5,789	50,093	3.44	5,869	48,168	3.30

Total interest-bearing liabilities	37,450	143,771	1.53	36,716	126,805	1.39

Noninterest-bearing deposits	8,189			7,996
Other liabilities	834			885

Total liabilities	46,473			45,597

Stockholders’ equity	5,697			5,654

Total liabilities and stockholders’ equity	$52,170			51,251

Net interest spread			3.57			3.67
Contribution of interest-free funds			.28			.25

Net interest income/margin on earning assets		$443,827	3.85%		438,285	3.92%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert E. Sadler, Jr., President and Chief Executive Officer, and René F. Jones, Senior Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of June 30, 2005.

     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2005 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a)–(b) Not applicable.

     (c)

Issuer Purchases of Equity Securities
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a) Total		as Part of	that may yet
	Number	(b) Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased (1)	(or Unit)	Programs	Programs (2)
April 1 – April 30, 2005	350,341	$101.02	350,000	2,630,700
May 1 - May 31, 2005	75,353	102.15	75,000	2,555,700
June 1 – June 30, 2005	199,148	104.33	199,000	2,356,700

Total	624,842	$102.21	624,000

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	In December 2004, M&T announced a program to purchase up to 5 million of its common shares.

Item 3. Defaults Upon Senior Securities.

     (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

     Information concerning the matters submitted to a vote of stockholders at M&T’s Annual Meeting of Stockholders held on April 19, 2005 was previously reported in response to Item 4 of Part II of M&T’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Item 5. Other Information.

     (None.)

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

M&T BANK CORPORATION
Date: August 5, 2005	By:	/s/ René F. Jones
René F. Jones
Senior Vice President and Chief Financial Officer

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