Form 10-Q
period 2005-09-30
M&T BANK CORP
filed 2005-11-08
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Number of shares of the registrant’s Common Stock, $.50 par value, outstanding as of the close of business on October 31, 2005: 112,374,245 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30,	December 31,
Dollars in thousands, except per share	2005	2004
Assets
Cash and due from banks	$1,401,790	1,334,628
Money-market assets Interest-bearing deposits at banks	10,491	10,242
Federal funds sold and agreements to resell securities	20,690	29,176
Trading account	186,744	159,946

Total money-market assets	217,925	199,364

Investment securities
Available for sale (cost: $7,840,208 at September 30, 2005; $8,047,681 at December 31, 2004)	7,786,653	8,054,717
Held to maturity (market value: $99,246 at September 30, 2005; $100,275 at December 31, 2004)	97,179	98,050
Other (market value: $346,615 at September 30, 2005; $321,852 at December 31, 2004)	346,615	321,852

Total investment securities	8,230,447	8,474,619

Loans and leases	40,552,581	38,644,622
Unearned discount	(217,974)	(246,145)
Allowance for credit losses	(637,819)	(626,864)

Loans and leases, net	39,696,788	37,771,613

Premises and equipment	340,093	367,204
Goodwill	2,904,081	2,904,081
Core deposit and other intangible assets	121,405	165,507
Accrued interest and other assets	1,928,820	1,721,705

Total assets	$54,841,349	52,938,721

Liabilities
Noninterest-bearing deposits	$8,067,788	8,417,365
NOW accounts	806,502	828,999
Savings deposits	14,194,163	14,721,663
Time deposits	9,948,196	7,228,514
Deposits at foreign office	4,182,366	4,232,932

Total deposits	37,199,015	35,429,473

Federal funds purchased and agreements to repurchase securities	3,536,433	3,924,576
Other short-term borrowings	661,773	779,088
Accrued interest and other liabilities	742,442	727,411
Long-term borrowings	6,854,663	6,348,559

Total liabilities	48,994,326	47,209,107

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued at September 30, 2005 and December 31, 2004	60,198	60,198
Common stock issuable, 101,524 shares at September 30, 2005; 107,517 shares at December 31, 2004	5,436	5,779
Additional paid-in capital	2,882,744	2,897,912
Retained earnings	3,699,973	3,270,887
Accumulated other comprehensive income (loss), net	(45,285)	(17,209)
Treasury stock — common, at cost — 7,650,545 shares at September 30, 2005; 5,168,896 shares at December 31, 2004	(756,043)	(487,953)

Total stockholders’ equity	5,847,023	5,729,614

Total liabilities and stockholders’ equity	$54,841,349	52,938,721

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
In thousands, except per share	2005	2004	2005	2004
Interest income
Loans and leases, including fees	$628,122	499,462	$1,760,226	1,451,631
Money-market assets
Deposits at banks	48	14	114	45
Federal funds sold and agreements to resell securities	226	27	598	83
Trading account	510	73	909	307
Investment securities
Fully taxable	88,309	80,312	263,328	227,716
Exempt from federal taxes	3,539	3,164	10,418	10,003

Total interest income	720,754	583,052	2,035,593	1,689,785

Interest expense
NOW accounts	610	242	1,471	1,515
Savings deposits	37,222	22,037	98,403	67,032
Time deposits	79,416	40,121	192,271	112,752
Deposits at foreign office	34,504	11,940	87,985	25,767
Short-term borrowings	42,192	19,338	110,861	44,493
Long-term borrowings	71,632	50,093	199,867	145,846

Total interest expense	265,576	143,771	690,858	397,405

Net interest income	455,178	439,281	1,344,735	1,292,380
Provision for credit losses	22,000	17,000	65,000	67,000

Net interest income after provision for credit losses	433,178	422,281	1,279,735	1,225,380

Other income
Mortgage banking revenues	35,345	32,064	100,045	90,456
Service charges on deposit accounts	94,878	93,849	276,200	273,278
Trust income	33,748	33,713	100,016	101,875
Brokerage services income	13,685	13,360	42,045	40,458
Trading account and foreign exchange gains	6,326	3,325	17,152	12,292
Gain (loss) on bank investment securities	(27,995)	—	(27,749)	2,512
Other revenues from operations	65,507	68,614	193,405	184,539

Total other income	221,494	244,925	701,114	705,410

Other expense
Salaries and employee benefits	207,705	205,003	618,922	608,400
Equipment and net occupancy	43,033	42,686	129,647	134,869
Printing, postage and supplies	8,684	8,103	25,926	26,489
Amortization of core deposit and other intangible assets	13,926	18,619	44,102	59,017
Other costs of operations	94,902	132,511	297,431	325,321

Total other expense	368,250	406,922	1,116,028	1,154,096

Income before taxes	286,422	260,284	864,821	776,694
Income taxes	95,348	73,843	287,623	246,378

Net income	$191,074	186,441	$577,198	530,316

Net income per common share
Basic	$1.68	1.59	$5.06	4.48
Diluted	1.64	1.56	4.95	4.39

Cash dividends per common share	$.45	.40	$1.30	1.20

Average common shares outstanding
Basic	113,530	116,897	114,079	118,281
Diluted	116,200	119,665	116,598	120,874

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended September 30
In thousands	2005	2004
Cash flows from operating activities
Net income	$577,198	530,316
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	65,000	67,000
Depreciation and amortization of premises and equipment	44,007	47,188
Amortization of capitalized servicing rights	43,910	43,482
Amortization of core deposit and other intangible assets	44,102	59,017
Provision for deferred income taxes	(80,628)	(106,164)
Asset write-downs	32,543	587
Net gain on sales of assets	(8,607)	(6,491)
Net change in accrued interest receivable, payable	11,282	(16,965)
Net change in other accrued income and expense	6,904	(22,845)
Net change in loans held for sale	(1,100,886)	(55,088)
Net change in trading account assets and liabilities	(41,961)	17,868

Net cash provided (used) by operating activities	(407,136)	557,905

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	19,016	233,252
Other	46,293	19,518
Proceeds from maturities of investment securities
Available for sale	1,664,759	2,302,152
Held to maturity	85,797	112,657
Purchases of investment securities
Available for sale	(1,504,722)	(3,738,136)
Held to maturity	(84,950)	(104,620)
Other	(71,056)	(21,149)
Additions to capitalized servicing rights	(31,093)	(41,545)
Net increase in loans and leases	(888,175)	(2,183,748)
Capital expenditures, net	(15,167)	(19,771)
Other, net	(80,454)	37,484

Net cash used by investing activities	(859,752)	(3,403,906)

Cash flows from financing activities
Net increase in deposits	1,777,199	1,871,998
Net increase (decrease) in short-term borrowings	(504,435)	1,208,312
Proceeds from long-term borrowings	1,801,657	700,660
Payments on long-term borrowings	(1,276,808)	(515,594)
Purchases of treasury stock	(407,748)	(458,642)
Dividends paid — common	(147,981)	(141,376)
Other, net	83,680	40,930

Net cash provided by financing activities	1,325,564	2,706,288

Net increase (decrease) in cash and cash equivalents	$58,676	(139,713)
Cash and cash equivalents at beginning of period	1,363,804	1,899,782

Cash and cash equivalents at end of period	$1,422,480	1,760,069

Supplemental disclosure of cash flow information
Interest received during the period	$1,995,532	1,662,463
Interest paid during the period	667,355	416,952
Income taxes paid during the period	367,529	368,638

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$7,804	12,212

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income (loss),	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	net	stock	Total
2004
Balance — January 1, 2004	$—	60,053	6,326	2,888,963	2,736,215	25,653	—	5,717,210
Comprehensive income:
Net income	—	—	—	—	530,316	—	—	530,316
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(25,568)	—	(25,568)

								504,748

Purchases of treasury stock	—	—	—	—	—	—	(458,642)	(458,642)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	36,045	—	—	—	36,045
Exercises	—	144	—	(20,554)	—	—	71,729	51,319
Directors’ stock plan	—	1	—	153	—	—	550	704
Deferred compensation plans, net, including dividend equivalents	—	—	(573)	(889)	(137)	—	1,891	292
Common stock cash dividends — $1.20 per share	—	—	—	—	(141,376)	—	—	(141,376)

Balance — September 30, 2004	$—	60,198	5,753	2,903,718	3,125,018	85	(384,472)	5,710,300

2005
Balance — January 1, 2005	$—	60,198	5,779	2,897,912	3,270,887	(17,209)	(487,953)	5,729,614
Comprehensive income:
Net income	—	—	—	—	577,198	—	—	577,198
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(28,076)	—	(28,076)

								549,122

Purchases of treasury stock	—	—	—	—	—	—	(407,748)	(407,748)
Repayment of management stock ownership program receivable	—	—	—	304	—	—	—	304
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	33,915	—	—	—	33,915
Exercises	—	—	—	(49,271)	—	—	137,998	88,727
Directors’ stock plan	—	—	—	69	—	—	750	819
Deferred compensation plans, net, including dividend equivalents	—	—	(343)	(185)	(131)	—	910	251
Common stock cash dividends — $1.30 per share	—	—	—	—	(147,981)	—	—	(147,981)

Balance — September 30, 2005	$—	60,198	5,436	2,882,744	3,699,973	(45,285)	(756,043)	5,847,023

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Nine months ended September 30
In thousands	2005	2004
Beginning balance	$626,864	614,058
Provision for credit losses	65,000	67,000
Allowance related to loans sold or securitized	—	(501)
Net charge-offs
Charge-offs	(77,604)	(84,843)
Recoveries	23,559	30,630

Total net charge-offs	(54,045)	(54,213)

Ending balance	$637,819	626,344

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

2. Earnings per share

The computations of basic earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
	(in thousands, except per share)
Income available to common
stockholders

Net income	$191,074	186,441	577,198	530,316

Weighted-average shares
outstanding (including common
stock issuable)	113,530	116,897	114,079	118,281

Basic earnings per share	$1.68	1.59	5.06	4.48

The computations of diluted earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
	(in thousands, except per share)
Income available to common
stockholders	$191,074	186,441	577,198	530,316

Weighted-average shares
outstanding	113,530	116,897	114,079	118,281
Plus: incremental shares from
assumed conversion of
stock options	2,670	2,768	2,519	2,593

Adjusted weighted-average shares
outstanding	116,200	119,665	116,598	120,874

Diluted earnings per share	$1.64	1.56	4.95	4.39

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Comprehensive income

The following table displays the components of other comprehensive income:

	Nine months ended September 30, 2005
	Before-tax	Income
	amount	taxes	Net
		(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(88,340)	31,964	(56,376)
Less: reclassification adjustment for losses realized in net income	(27,749)	(551)	(28,300)

Net unrealized losses	$(60,591)	32,515	(28,076)

	Nine months ended September 30, 2004
	Before-tax	Income
	amount	taxes	Net
		(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(24,267)	231	(24,036)
Less: reclassification adjustment for gains realized in net income	2,512	(980)	1,532

Net unrealized losses	$(26,779)	1,211	(25,568)

Accumulated other comprehensive income, net consisted of unrealized gains (losses) as follows:
		Minimum
		pension
	Investment	liability
	securities	adjustment	Total
		(in thousands)
Balance – January 1, 2005	$(4,712)	(12,497)	(17,209)
Net gain (loss) during period	(28,076)	—	(28,076)

Balance – September 30, 2005	$(32,788)	(12,497)	(45,285)

Balance – January 1, 2004	$38,111	(12,458)	25,653
Net gain (loss) during period	(25,568)	—	(25,568)

Balance – September 30, 2004	$12,543	(12,458)	85

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) issued $310 million of fixed rate preferred capital securities. In 1996, $150 million of floating rate preferred capital securities were issued by First Maryland Capital I (“Trust IV”) and in 1997, $150 million of floating rate preferred capital securities were issued by First Maryland Capital II (“Trust V”). The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 4.60% and 4.54%, respectively, at September 30, 2005 and 3.07% and 3.01%, respectively, at December 31, 2004. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”

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

The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities of Trust III, Trust IV and Trust V at September 30, 2005 and December 31, 2004 include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 4.60% and 4.54%, respectively, at September 30, 2005 and 3.07% and 3.01%, respectively, at December 31, 2004.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings, continued

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

In 1999, Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures assumed by M&T in an acquisition and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 5.03% at September 30, 2005 and 3.50% at December 31, 2004.

Distributions on the SKATES are non-cumulative. The distribution rate on the SKATES and on the Floating Rate Junior Subordinated Debentures is a rate per annum of three-month LIBOR plus 1.50% and three-month LIBOR plus 1.43%, respectively, reset quarterly two business days prior to the distribution dates of January 15, April 15, July 15, and October 15 in each year. Distributions on the SKATES will be paid if, as and when Allfirst Capital Trust has funds available for payment. The SKATES are subject to mandatory redemption if the Asset Preferred Securities of Allfirst Asset Trust are redeemed. Allfirst Asset Trust will redeem the Asset Preferred Securities if the junior subordinated debentures of M&T held by Allfirst Asset Trust are redeemed. M&T may redeem such junior subordinated debentures, in whole or in part, at any time on or after July 15, 2009, subject to regulatory approval. Allfirst Asset Trust will redeem the Asset Preferred Securities at par plus accrued and unpaid distributions from the last distribution payment date. M&T has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the SKATES and on the Asset Preferred Securities to the extent that Allfirst Capital Trust and Allfirst Asset Trust, respectively, have funds legally available. Under the Federal Reserve Board’s current risk-based capital guidelines, the SKATES are includable in M&T’s Tier 1 capital.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings, continued

Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust IV, Trust V and Allfirst Asset Trust, the junior subordinated debentures associated with preferred capital securities had financial statement carrying values as follows:

	September 30	December 31
	2005	2004
	(in thousands)
Trust I	$154,640	154,640
Trust II	103,093	103,093
Trust III	68,790	69,034
Trust IV	142,965	142,553
Trust V	140,494	139,997
Allfirst Asset Trust	101,601	101,483

	$711,583	710,800

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 21 to the Company’s consolidated financial statements as of and for the year ended December 31, 2004. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 21 to the Company’s 2004 consolidated financial statements, goodwill and core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have not been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company has, however,

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Segment information, continued

assigned such intangible assets to business units for purposes of testing for impairment. Information about the Company’s segments is presented in the following table:

	Three months ended September 30
	2005			2004
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)(a)
	(in thousands)
Commercial Banking	$131,474	119	54,449	131,512	119	57,465
Commercial Real Estate	80,856	319	40,712	66,006	314	32,049
Discretionary Portfolio	14,687	(197)	11,218	44,824	(45)	26,462
Residential Mortgage Banking	69,898	15,968	13,128	57,052	9,744	4,304
Retail Banking	340,730	4,390	85,598	310,783	4,742	65,568
All Other	39,027	(20,599)	(14,031)	74,029	(14,874)	593

Total	$676,672	—	191,074	684,206	—	186,441

	Nine months ended September 30
	2005			2004
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)(a)
	(in thousands)
Commercial Banking	$396,648	439	164,479	383,811	431	165,689
Commercial Real Estate	213,421	811	108,328	188,993	947	91,841
Discretionary Portfolio	111,063	(387)	71,027	132,126	1,774	81,651
Residential Mortgage Banking	189,074	38,208	31,605	168,118	30,346	21,778
Retail Banking	985,416	13,455	243,214	910,917	14,370	177,710
All Other	150,227	(52,526)	(41,455)	213,825	(47,868)	(8,353)

Total	$2,045,849	—	577,198	1,997,790	—	530,316

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Segment information, continued

	Average total assets			.
	Nine months ended		Year ended
	September 30		December 31
	2005	2004	2004
	(in millions)
Commercial Banking	$11,679	10,882	10,946
Commercial Real Estate	8,344	7,781	7,868
Discretionary Portfolio	11,779	10,787	10,936
Residential Mortgage Banking	2,452	1,740	1,801
Retail Banking	14,711	14,699	14,739
All Other	4,934	5,227	5,227

Total	$53,899	51,116	51,517

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). Total revenues and net income (loss) for the three-month and nine-month periods ended September 30, 2004 have been adjusted to reflect modifications to the internal funds transfer methodology effective January 1, 2005. The net effect of the change was to increase previously reported net income for the quarter ended September 30, 2004 in the Retail Banking segment by $4 million and to decrease previously reported net income for each of the Commercial Banking and Discretionary Portfolio segments by $1 million and the Commercial Real Estate segment by $2 million. For the nine-month period ended September 30, 2004, the net effect of the change was to increase previously reported net income in the Retail Banking segment and “All Other” category by $12 million and $2 million, respectively, and to decrease previously reported net income for each of the Commercial Banking and Discretionary Portfolio segments by $4 million and the Commercial Real Estate segment by $6 million. The taxable-equivalent adjustment aggregated $4,375,000 and $4,546,000 for the three-month periods ended September 30, 2005 and 2004, respectively, and $12,758,000 and $13,265,000 for the nine-month periods ended September 30, 2005 and 2004, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	September 30	December 31
	2005	2004
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$4,783,247	4,283,371
Commercial real estate loans to be sold	115,129	105,660
Other commercial real estate and construction	2,340,302	1,809,382
Residential real estate loans to be sold	831,697	422,159
Other residential real estate	748,677	449,564
Commercial and other	6,617,976	6,645,878

Standby letters of credit	3,296,853	3,162,901

Commercial letters of credit	61,087	57,455

Financial guarantees and indemnification contracts	1,214,923	1,168,517

Commitments to sell real estate loans	2,088,915	931,924

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National Mortgage Association Delegated Underwriting and Servicing program. Under this program, the Company’s maximum credit risk associated with loans sold with recourse totaled $948 million and $926 million at September 30, 2005 and December 31, 2004, respectively.

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Commitments and contingencies, continued

The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and along with commitments to originate real estate loans to be held for sale and hedged real estate loans held for sale are now generally recorded in the consolidated balance sheet at estimated fair market value. However, in accordance with Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” issued by the United States Securities and Exchange Commission, effective April 1, 2004, value ascribable to cash flows that will be realized in connection with loan servicing activities has not been included in the determination of fair value of loans held for sale or commitments to originate loans for sale. Value ascribable to that portion of cash flows is now recognized at the time the underlying mortgage loans are sold.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost consisted of the following:

	Pension		Postretirement
	benefits		benefits
	Three months ended September 30
	2005	2004	2005	2004
	(in thousands)
Service cost	$7,620	6,347	(5)	184
Interest cost on projected benefit obligation	9,595	9,055	510	1,461
Expected return on plan assets	(9,215)	(9,437)	—	—
Amortization of prior service cost	29	26	85	122
Amortization of net actuarial loss	1,395	486	(294)	290

Net periodic benefit cost	$9,424	6,477	296	2,057

	Pension		Postretirement
	benefits		benefits
	Nine months ended September 30
	2005	2004	2005	2004
	(in thousands)
Service cost	$23,620	22,061	495	634
Interest cost on projected benefit obligation	29,445	27,622	3,210	3,911
Expected return on plan assets	(28,365)	(28,207)	—	—
Amortization of prior service cost	29	43	85	122
Amortization of net actuarial loss	3,795	1,959	306	640

Net periodic benefit cost	$28,524	23,478	4,096	5,307

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income of M&T Bank Corporation (“M&T”) was $191 million or $1.64 of diluted earnings per common share in the third quarter of 2005, increases of 2% and 5%, respectively, from $186 million or $1.56 of diluted earnings per common share in the corresponding quarter of 2004. During the second quarter of 2005, net income was $197 million or $1.69 of diluted earnings per common share. Basic earnings per common share were $1.68 in the recently completed quarter, compared with $1.59 in the year-earlier quarter and $1.73 in 2005’s second quarter.

     The recent quarter’s results reflect a $29 million non-cash, other-than-temporary impairment charge related to preferred stock issuances of the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The write-down was taken on $133 million of variable-rate preferred securities that M&T continues to hold. Although the securities are still rated as investment grade, M&T recognized the impairment charge, in accordance with generally accepted accounting principles (“GAAP”), in light of changing circumstances during the recent quarter that included an announced further delay in FNMA’s ability to provide restated financial information about its results of operations until late 2006 and a further decline in the market value of certain of FHLMC’s preferred stock issuances despite its release of operating results. However, because the preferred securities have been held by M&T in its available-for-sale investment securities portfolio, the unrealized losses had already been recorded as reductions of other comprehensive income and, therefore, no incremental reductions of investment securities or stockholders’ equity were required. Accordingly, the accounting treatment for the impairment charge made pursuant to GAAP had no significant effect on M&T’s consolidated balance sheet. As a result of the impairment charge and the recognition of available income tax benefits, M&T’s reported net income in the recent quarter was reduced by $18 million, or $.16 of diluted earnings per share.

     M&T’s results for the third quarter of 2004 included the following two notable events. First, M&T reorganized certain of its subsidiaries which altered the taxable status of such subsidiaries in certain jurisdictions thereby decreasing M&T’s effective state income tax rate for the quarter. As a result of the reorganizations, both income tax expense during the third quarter of 2004 and deferred tax liabilities at September 30, 2004 were reduced by $12 million. Second, M&T Bank, a wholly owned subsidiary of M&T and M&T’s principal bank subsidiary, made a tax-deductible $25 million cash contribution to The M&T Charitable Foundation, a tax-exempt private charitable foundation, which increased “other expense” by the amount of the contribution while reducing income tax expense by $10 million, resulting in a net after-tax expense of $15 million. The aggregate impact of these events was to decrease net income in the third quarter of 2004 by $3 million or $.02 of diluted earnings per share.

     For the nine-month period ended September 30, 2005, net income was $577 million or $4.95 per diluted share, up 9% and 13%, respectively, from $530 million or $4.39 per diluted share during the first nine months of 2004. Basic earnings per share were $5.06 for the first three quarters of 2005, compared with $4.48 in the corresponding 2004 period.

     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the third quarter of 2005 was 1.39%, compared with 1.42% in the year-earlier quarter and 1.46% in the second quarter of 2005. The annualized rate of return on average common stockholders’ equity was 12.97% in the recent quarter, compared with 13.02% in the third quarter of 2004 and 13.73% in 2005’s second quarter. During the first nine months of 2005, the annualized rates of return on average assets and average common stockholders’ equity were 1.43% and 13.37%, respectively, compared with 1.39% and 12.44%, respectively, in the similar 2004 period.

Supplemental Reporting of Non-GAAP Results of Operations

M&T has accounted for substantially all of its business combinations using the purchase method of accounting. As a result, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.0 billion at September 30, 2005 and $3.1 billion at September 30 and December 31, 2004. Included in such intangible assets at September 30, 2005, September 30, 2004 and December 31, 2004 was goodwill of $2.9 billion. Amortization of core deposit and other intangible assets, after tax effect, totaled $9 million ($.08 per diluted share) during the third quarter of 2005, compared with $11 million ($.09 per diluted share) in the year-earlier quarter and $9 million ($.07 per diluted share) in 2005’s second quarter. For the nine-month periods ended September 30, 2005 and 2004, amortization of core deposit and other intangible assets, after tax effect, totaled $27 million ($.23 per diluted share) and $36 million ($.30 per diluted share), respectively.

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

     Reflecting the impact of each year’s third quarter events described earlier, net operating income during the recent quarter aggregated $200 million, compared with $198 million in the third quarter of 2004. Diluted net operating earnings per share for the third quarter of 2005 were $1.72, up 4% from $1.65 in the corresponding quarter of 2004. Net operating income and diluted net operating earnings per share were $205 million and $1.76, respectively, in the second quarter of 2005. For the first nine months of 2005, net operating income and diluted net operating earnings per share were $604 million and $5.18, respectively, compared with $566 million and $4.69 in the similar 2004 period.

     Expressed as an annualized rate of return on average tangible assets, net operating income was 1.54% in 2005’s third quarter, compared with 1.60% in the year-earlier quarter and 1.62% in the second quarter of 2005. Net operating income expressed as an annualized return on average tangible common equity was 27.67% in the recent quarter, compared with 29.42% in the third quarter of 2004 and 29.88% in 2005’s second quarter. For the nine-month period ended September 30, 2005, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of 1.59% and 29.04%, respectively, compared with 1.58% and 28.45%, respectively, in the year-earlier period.

     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income increased 4% to $460 million in the third quarter of 2005 from $444 million in the corresponding quarter of 2004. The improvement reflects a $2.3 billion, or 6% increase in average loan balances outstanding, partially offset by a decline in the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. Taxable-equivalent net interest income was $452 million in the second quarter of 2005. The increase in net interest income from 2005’s second quarter to the recently completed quarter was due to a $650 million increase in average loans outstanding, partially offset by a narrowing of the net interest margin.

     For the first nine months of 2005, taxable-equivalent net interest income was $1.4 billion, up 4% from $1.3 billion in the corresponding 2004 period. The most significant contributor to that improvement was growth in average loans and leases of $2.4 billion, or 7%. Also contributing to the year-over-year improvement in taxable-equivalent net interest income were higher average balances of investment securities. Partially offsetting the impact of growth in earning assets was a lower net interest margin, which declined 11 basis points (hundredths of one percent) to 3.79% during the first three quarters of 2005 from 3.90% in the similar 2004 period.

     Average loans and leases increased 6% to $39.9 billion in the third quarter of 2005 from $37.6 billion in the year-earlier quarter. Increases in average outstanding balances of consumer real estate loans, commercial loans and commercial real estate loans were partially offset by a decrease in consumer loans. During the recent quarter, average balances of consumer real estate loans increased $1.3 billion, or 43%, from the corresponding quarter of 2004, largely due to higher levels of such loans originated and held for sale. Average commercial loan balances in 2005’s third quarter grew to $10.5 billion, up $850 million, or 9%, from the year-earlier quarter, while average commercial real estate loans increased to $14.4 billion, 5% higher than $13.7 billion in the third quarter of 2004. Average outstanding consumer loan balances decreased $551 million to $10.8 billion in the third quarter of 2005 from $11.3 billion in the similar 2004 quarter, largely due to declines of $862 million in outstanding automobile loans and leases and planned runoff of second mortgage loans. Partially offsetting those declines were increased balances of home equity lines of credit, which rose 12% or $449 million from 2004’s third quarter. Average loans and leases in 2005’s third quarter increased 2% from $39.2 billion in the second quarter of 2005, the result of higher consumer real estate loans. Average consumer real estate loans rose 22% or $775 million from 2005’s second quarter, including growth in average loans held for sale of $598 million. The commercial loan and commercial real estate loan portfolios were little changed from the second to the third quarter of 2005, while average consumer loans outstanding declined $90 million or 1%, continuing the trend the Company has experienced since mid-2004. Growth in outstanding average balances of home equity lines of credit of $94 million or 2% were more than offset by a decrease in average automobile loan and lease balances of $186 million, or 5%, as the Company chose not to match the pricing being offered by competitors. The following table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2005	2004	2005
Commercial, financial, etc.	$10,497	9%	—%
Real estate – commercial	14,351	5	—
Real estate – consumer	4,268	43	22
Consumer
Automobile	3,616	(19)	(5)
Home equity lines	4,073	12	2
Home equity loans	1,242	(16)	(3)
Other	1,832	6	3

Total consumer	10,763	(5)	(1)

Total	$39,879	6%	2%

     For the nine-month period ended September 30, 2005, average loans and leases totaled $39.2 billion, up 7% from $36.8 billion in the corresponding 2004 period. Growth in the consumer real estate, commercial real estate and commercial loan portfolios were each significant factors in the increase in average loans and leases outstanding, partially offset by lower average consumer loan balances.

     Investment securities averaged $8.4 billion in 2005’s third quarter, 3% higher than $8.2 billion in the year-earlier quarter, the result of net purchases in late 2004 and in 2005 consisting largely of collateralized residential mortgage obligations. Investment securities averaged $8.6 billion during 2005’s second quarter. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing the investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or in connection with a business combination. The Company regularly reviews its investment securities for declines in value below amortized cost that might be other than temporary. As already discussed, during the recent quarter an other-than-temporary charge of $29 million (pre-tax) was taken related to preferred stock issuances of FNMA and FHLMC. Except for that $29 million of impairment, the Company concluded that the declines in the values of securities held in the investment securities portfolio below amortized cost at September 30, 2005 were temporary in nature.

     Money-market assets, which are comprised of interest-earning deposits at banks, interest-earning trading account assets, federal funds sold and agreements to resell securities, averaged $129 million in the third quarter of 2005, compared with $68 million in the corresponding 2004 quarter and $109 million in the second quarter of 2005. The amount of investment securities and money-market assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

     As a result of the changes described herein, average earning assets increased $2.6 billion, or 6%, to $48.4 billion in the recent quarter from $45.9 billion in the third quarter of 2004. Average earning assets were $47.9 billion in the second quarter of 2005 and aggregated $47.8 billion and $44.8 billion for the nine-month periods ended September 30, 2005 and 2004, respectively.

     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Also included in core deposits are certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T. Core deposits averaged $27.9 billion in the recent quarter, compared with $28.1 billion in the third quarter of 2004 and $28.2 billion in 2005’s second quarter. The rise in average balances of time deposits less than $100,000 in the current quarter as compared with the third quarter of 2004 was due, in part, to higher interest rates being offered on those products in response to rising market interest rates. The following table provides an analysis of quarterly changes in the components of average core deposits. For the nine-month periods ended September 30, 2005 and 2004, core deposits averaged $27.9 billion and $28.1 billion, respectively.

AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2005	2004	2005
NOW accounts	$400	15%	—%
Savings deposits	14,759	(4)	(2)
Time deposits less than $100,000	4,753	14	6
Noninterest-bearing deposits	7,941	(3)	(3)

Total	$27,853	(1)%	(1)%

     The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.8 billion in the recent quarter, compared with $1.3 billion and $1.7 billion in the third quarter of 2004 and the second quarter of 2005, respectively. Offshore branch deposits, primarily comprised of balances of $100,000 or more, averaged $4.0 billion, $3.3 billion and $3.9 billion for the three-month periods ended September 30, 2005, September 30, 2004 and June 30, 2005, respectively. Average brokered time deposits aggregated $2.9 billion in the third quarter of 2005, compared with $1.8 billion in the year-earlier quarter and $2.5 billion in the second quarter of 2005. At September 30, 2005, brokered time deposits totaled $3.1 billion and had a weighted-average remaining term to maturity of 16 months. Certain of these brokered time deposits have provisions that allow for early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $200 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $63 million during the recent quarter, compared with $57 million and $61 million during the third quarter of 2004 and second quarter of 2005, respectively. Offshore branch deposits and brokered deposits have been used by the Company as an alternative to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

     The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Banks of New York, Pittsburgh and Atlanta (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $4.8 billion in the third quarter of 2005, compared with $5.3 billion in the similar 2004 quarter and $5.0 billion in the second quarter of 2005. Unsecured federal funds borrowings, which generally mature daily, included in short-term borrowings averaged $4.0 billion in the second and third quarters of 2005, and $4.5 billion in the third quarter of 2004. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained daily from a wide variety of banks and other financial institutions. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank formed in November 2002. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company.

     Long-term borrowings averaged $6.4 billion in the recent quarter, compared with $5.8 billion and $6.3 billion in the third quarter of 2004 and the second quarter of 2005, respectively. Included in average long-term borrowings were amounts borrowed from the FHLB totaling $3.7 billion in the third quarter of 2005, $3.2 billion in the third quarter of 2004 and $3.6 billion in 2005’s second quarter, and subordinated capital notes of $1.2 billion in 2005’s third quarter and $1.3 billion in the third quarter of 2004 and in the second quarter of 2005. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $711 million in the two most recent quarters and $710 million in the third quarter of 2004. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements. As described later, certain interest rate swap agreements have been entered into by the Company as part of its management of interest rate risk related to certain long-term borrowings.

     Changes in the composition of the Company’s earning assets and interest-bearing liabilities as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.30% in the recent quarter, down from 3.57% in the year-earlier quarter. Reflecting higher prepayment fees on commercial real estate loans as well as a higher interest rate environment, the yield on earning assets during 2005’s third quarter was 5.94%, up 84 basis points from 5.10% in the corresponding quarter of 2004, while the rate paid on interest-bearing liabilities increased 111 basis points to 2.64% from 1.53%. In the second quarter of 2005, the net interest spread was 3.36%, the yield on earning assets was 5.70% and the rate paid on interest-bearing liabilities was 2.34%. For the nine months ended September 30, 2005, the net interest spread was 3.37%, a decrease of 26 basis points from the year-earlier period. The yield on earning assets and the rate paid on interest-bearing liabilities were 5.72% and 2.35%, respectively, for the first three quarters of 2005, compared with 5.08% and 1.45%, respectively, in the corresponding 2004 period. Rising short-term interest rates since June 30, 2004, which have increased more than longer-term rates, have resulted in a narrowing of the net interest spread in the three- and nine-month periods ended September 30, 2005 as compared with the prior periods. In general, rates paid on interest-bearing liabilities, including short-term borrowings and foreign office deposits, tend to rise more rapidly than yields on many earning assets. During the period from June 30, 2004 through September 30, 2005, the Federal Reserve raised its benchmark overnight federal funds target rate eleven times, each increase representing a 25 basis point increment over the previously effective target rate.

     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $8.5 billion in the recent quarter, compared with $8.4 billion in the third quarter of 2004 and $8.7 billion in 2005’s second quarter. During the first nine months of 2005 and 2004, average net interest-free funds were $8.6 billion and $8.1 billion, respectively. Goodwill and core deposit and other intangible assets averaged $3.0 billion during the second and third quarters of 2005, and $3.1 billion during the third quarter of 2004. The cash surrender value of bank owned life insurance averaged $1.0 billion in each of those quarters. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.”

     The contribution of net interest-free funds to the Company’s net interest margin was .46% in the recent quarter, compared with .28% in the third quarter of 2004 and .42% in 2005’s second quarter. For the first nine months of 2005 and 2004, the contribution of net interest-free funds to net interest margin was .42% and .27%, respectively. The increased contribution to net interest margin ascribed to interest-free funds in the three and nine months ended September 30, 2005 as compared with the prior periods resulted largely from the impact of higher interest rates on interest-bearing liabilities used to value such contribution.

     Reflecting the changes to net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.76% in 2005’s third quarter, 9 basis points lower than 3.85% in the third quarter of 2004 and 2 basis points below 3.78% in the second quarter of 2005. During the nine-month periods ended September 30, of 2005 and 2004, the net interest margin was 3.79% and 3.90%, respectively.

     Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $700 million as of September 30, 2005, $705 million as of September 30, 2004, $755 million as of June 30, 2005 and $725 million as of December 31, 2004. In general, under the terms of these swap agreements, the Company receives payments based on the outstanding notional amount of the swap agreements at fixed rates and makes payments at variable rates.

     All of the Company’s interest rate swap agreements entered into for interest-rate risk management purposes as of September 30, 2005 had been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended September 30, 2005 and 2004 and in the quarter ended June 30, 2005 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges was a loss of approximately $18 million at September 30, 2005, compared with a gain of $1 million at September 30, 2004 and a loss of $4 million at each of June 30, 2005 and December 31, 2004. The fair values of such swap agreements were substantially offset by unrealized gains or losses on the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items resulted from the effects of changing interest rates.

     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 6.80% and 6.35%, respectively, at September 30, 2005. The average notional amounts of interest rate swap agreements and the related effect on net interest income and margin, and weighted-average interest rates paid or received on those swap agreements, are presented in the accompanying table.

INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended September 30
	2005		2004
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(802)	(.01)	(4,370)	(.05)

Net interest income/margin	$802	.01%	$4,370	.04%

Average notional amount	$694,565		$710,652

Rate received**		6.85%		6.86%
Rate paid**		6.39%		4.41%

	Nine months ended September 30
	2005		2004
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(5,449)	(.02)	(14,718)	(.05)

Net interest income/margin	$5,449	.02%	$14,718	.05%

Average notional amount	$727,308		$690,109

Rate received**		6.80%		7.04%
Rate paid**		5.80%		4.19%

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demand for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. As an additional source of funding, the Company entered into a $500 million revolving asset-backed structured borrowing as noted earlier.

     Informal and sometimes reciprocal sources of funding are also available to the Company through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $3.3 billion, $3.7 billion and $4.7 billion at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. In general, these borrowings were unsecured and matured on the following business day.

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

     Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $53 million and $7 million at September 30, 2005 and 2004, respectively, and $14 million at December 31, 2004. As of September 30, 2005 and 2004, the total amount of VRDBs outstanding backed by an M&T Bank letter of credit was $1.6 billion, compared with $1.5 billion at December 31, 2004. As noted above, M&T Bank also serves as remarketing agent for most of those bonds.

     The Company enters into contractual obligations in the normal course of business which require future cash payments. Such obligations include, among others, payments related to deposits, borrowings, leases and other contractual commitments. The Company also enters into various other off-balance sheet commitments to customers that may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Since many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further information relating to these commitments is provided in note 6 of Notes to Financial Statements.

     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of this test, at September 30, 2005 approximately $565 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at September 30, 2005 or at December 31, 2004.

     Management closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Management does not currently anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and that would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks.

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

     The accompanying table as of September 30, 2005 and December 31, 2004 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	September 30, 2005	December 31, 2004
+200 basis points	$(7,992)	(20,848)
+100 basis points	(3,993)	(8,228)
-100 basis points	(2,995)	12,386
-200 basis points	(8,613)	4,900

     The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period of 100 and 200 basis points, as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Company’s past or projected net interest income.

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

     The notional amounts of interest rate contracts entered into for trading purposes totaled $6.7 billion and $5.4 billion at September 30, 2005 and 2004,

and $5.9 billion at December 31, 2004. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $897 million, $667 million and $512 million at September 30, 2005, September 30, 2004 and December 31, 2004, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $187 million and $79 million, respectively, at September 30, 2005, $159 million and $100 million, respectively, at September 30, 2004, and $160 million and $94 million, respectively, at December 31, 2004. Included in trading account assets at September 30, 2005 and 2004 were $41 million and $43 million, respectively, related to deferred compensation plans, compared with $40 million at December 31, 2004. Changes in the fair value of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at September 30, 2005 were $48 million of liabilities related to deferred compensation plans, compared with $49 million at each of September 30, 2004 and December 31, 2004. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the third quarter of 2005 was $22 million, compared with $17 million in the corresponding quarter of 2004 and $19 million in the second quarter of 2005. Net loan charge-offs were $22 million and $15 million in the quarters ended September 30, 2005 and 2004, respectively, and $14 million in 2005’s second quarter. Net charge-offs as an annualized percentage of average loans and leases were .21% in the recent quarter, compared with .16% in the third quarter of 2004 and .14% in the second quarter of 2005. For the nine-month periods ended September 30, 2005 and 2004, the provision for credit losses was $65 million and $67 million, respectively. Net charge-offs through September 30 were $54 million in each of 2005 and 2004, representing an annualized .18% and .20%, respectively, of average loans and leases. A summary of net charge-offs by loan type follows.

NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	2005
				Year
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date
Commercial, financial, etc.	$6,070	3,625	9,321	19,016
Real estate:
Commercial	(769)	(236)	(530)	(1,535)
Residential	492	425	597	1,514
Consumer	13,078	9,834	12,138	35,050

	$18,871	13,648	21,526	54,045

NET CHARGE-OFFS
BY LOAN/LEASE TYPE, continued
In thousands

	2004
				Year
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date
Commercial, financial, etc.	$3,450	6,362	520	10,332
Real estate:
Commercial	(878)	803	1,117	1,042
Residential	1,241	1,270	795	3,306
Consumer	14,104	12,689	12,740	39,533

	$17,917	21,124	15,172	54,213

     Loans classified as nonperforming, which consist of nonaccrual and restructured loans, totaled $166 million or .41% of total loans and leases outstanding at September 30, 2005, down from $181 million or .48% at September 30, 2004, $172 million or .45% at December 31, 2004, and $184 million or .46% at June 30, 2005.

     Accruing loans past due 90 days or more were $131 million or .32% of total loans and leases at September 30, 2005, compared with $140 million or .37% a year earlier, $155 million or .40% at December 31, 2004 and $123 million or .31% at June 30, 2005. Those loans included $107 million, $111 million, $121 million and $99 million at September 30, 2005, September 30, 2004, December 31, 2004 and June 30, 2005, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. The outstanding principal balances of the repurchased loans were $74 million and $97 million at September 30, 2005 and 2004, respectively, $104 million at December 31, 2004 and $73 million at June 30, 2005. Accruing loans past due 90 days or more that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States totaling $30 million at September 30, 2005, $10 million a year earlier, $17 million at December 31, 2004 and $24 million at June 30, 2005.

     Commercial loans and leases classified as nonperforming totaled $39 million at September 30, 2005, $40 million at September 30, 2004, $45 million at December 31, 2004 and $48 million at June 30, 2005.

     Nonperforming commercial real estate loans totaled $55 million at September 30, 2005, $57 million a year earlier, $45 million at December 31, 2004 and $63 million at June 30, 2005.

     Nonperforming residential real estate loans aggregated $32 million and $43 million at September 30, 2005 and 2004, respectively, $44 million at December 31, 2004, and $35 million at June 30, 2005. Residential real estate loans past due 90 days or more and accruing interest totaled $90 million at September 30, 2005, compared with $118 million at September 30, 2004, and $127 million and $89 million at December 31, 2004 and June 30, 2005, respectively. As already noted, a substantial portion of such amounts relate to repurchased loans that are guaranteed by government-related entities.

     Nonperforming consumer loans and leases totaled $40 million at September 30, 2005, compared with $41 million a year earlier, and $38 million at December 31, 2004 and at June 30, 2005. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .38% at the recent quarter-end, .36% at September 30, 2004, and .35% at December 31, 2004 and at June 30, 2005.

     Assets acquired in settlement of defaulted loans totaled $9 million at September 30, 2005, $16 million a year earlier, $13 million at December 31, 2004 and $8 million at June 30, 2005.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA

	2005 Quarters			2004 Quarters
Dollars in thousands	Third	Second	First	Fourth	Third
Nonaccrual loans	$154,768	173,403	169,648	162,013	171,807
Renegotiated loans	11,697	10,649	10,501	10,437	9,051

Total nonperforming loans	166,465	184,052	180,149	172,450	180,858
Real estate and other assets owned	8,624	8,123	11,038	12,504	16,143

Total nonperforming assets	$175,089	192,175	191,187	184,954	197,001

Accruing loans past due 90 days or more*	$130,944	123,301	124,550	154,590	139,541

Government guaranteed loans included in totals above
Nonperforming loans	$14,932	13,593	14,451	15,273	15,676
Accruing loans past due 90 days or more	106,596	98,711	102,210	120,700	111,443

Nonperforming loans to total loans and leases, net of unearned discount	.41%	.46%	.46%	.45%	.48%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.43%	.48%	.49%	.48%	.52%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.32%	.31%	.32%	.40%	.37%

*	Predominately residential mortgage loans.

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

     Management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2005 in light of (i) the uncertain status of the overall economic recovery in many of the markets served by the Company; (ii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; and (iii) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies. Although economic growth remains solid nationally, concerns exist about high energy prices and sluggish job creation, which could cause consumer spending to slow in the final quarter of 2005 and early 2006; higher interest rates, which could adversely impact the housing market; and continued stagnant population growth in the upstate New York and central Pennsylvania regions. In particular, economic growth in upstate New York, one of the Company’s largest market areas, is expected to significantly lag national averages. Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers generally, such as those described above, but also real estate valuations, in particular, given the size of the commercial real estate loan portfolio. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property.

     Management believes that the allowance for credit losses at September 30, 2005 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $638 million, or 1.58% of total loans and leases at September 30, 2005, compared with $626 million or 1.65% a year earlier, $627 million or 1.63% at December 31, 2004, and $637 million or 1.60% at June 30, 2005. The ratio of the allowance for credit losses to nonperforming loans was 383% at the most recent quarter-end, compared with 346% a year earlier and at June 30, 2005, and 364% at December 31, 2004. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $221 million in the third quarter of 2005, down 10% from $245 million in both the corresponding quarter of 2004 and the second quarter of 2005. The decrease from the prior periods was the result of the previously discussed $29 million accounting charge during the recent quarter for the other-than-temporary declines in value of preferred stock of FNMA and FHLMC, partially offset by increases in mortgage banking and other revenues.

     Mortgage banking revenues totaled $35 million in the recent quarter, up from $32 million in the third quarter of 2004 and $31 million in the second quarter of 2005. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.

     Residential mortgage banking revenues, consisting of gains from sales of residential mortgage loans and loan servicing rights, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, totaled $27 million in the recent quarter, up from $25 million in both the year-earlier period and in the second quarter of 2005. Residential mortgage loans originated for sale to other investors were approximately $2.5 billion during the third quarter of 2005, compared with $1.1 billion in the third quarter of 2004 and $1.8 billion in the second quarter of 2005. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated $11 million in the recently completed quarter, compared with $8 million in the third quarter of 2004 and $9 million in 2005’s second quarter. In May 2005 M&T Mortgage Corporation, a wholly-owned mortgage banking subsidiary of M&T Bank, assumed the operations of Regions Financial Corporation’s wholesale residential mortgage business. Those operations added 13 locations and approximately 140 employees to M&T Mortgage Corporation’s business. The operations assumed did not have a material impact on the Company’s financial results during 2005, although during the two most recent quarters, approximately $760 million and $290 million, respectively, of residential mortgage loans originated for sale to other investors were related to the assumed operations.

     Revenues from servicing residential mortgage loans for others were $14 million in each of the third and second quarters of 2005, compared with $15 million in the third quarter of 2004. Included in each quarter’s servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans of $2 million. Residential mortgage loans serviced for others were $14.4 billion at September 30, 2005, $14.2 billion a year earlier and $14.9 billion at December 31, 2004, including the small balance commercial mortgage loans noted above of approximately $1.9 billion and $1.3 billion at September 30, 2005 and 2004, respectively, and $1.6 billion at December 31, 2004. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $126 million at September 30, 2005, compared with $131 million at September 30, 2004 and $133 million at December 31, 2004. Included in capitalized residential mortgage servicing assets were $16 million at September 30, 2005, $11 million a year earlier and $13 million at December 31, 2004 of purchased servicing rights associated with the small balance commercial mortgage loans noted above.

     Residential mortgage loans held for sale were $1.8 billion and $706 million at September 30, 2005 and 2004, respectively, and $790 million at December 31, 2004. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $1.9 billion and $832 million, respectively, at September 30, 2005, $851 million and $550 million, respectively, at September 30, 2004 and $764 million and $422 million, respectively, at December 31, 2004. Excluding value ascribable to loan cash flows that will be realized in connection with loan servicing activities, as of September 30, 2005 the Company recognized net unrealized losses of $2 million on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale, compared with net unrealized gains of $2 million at September 30, 2004 and $3 million at December 31, 2004. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net decreases in revenues of $3 million and $442 thousand in the third and second quarters of 2005, and an increase in such revenues of $364 thousand during 2004’s third quarter.

     Commercial mortgage banking revenues in the third quarter of 2005 were $8 million, compared with $7 million in 2004’s third quarter and $6 million in the second quarter of 2005. Revenues from commercial mortgage loan origination and sales activities were $3 million in each of the second and third quarters of 2005 and in the quarter ended September 30, 2004. Commercial mortgage loan servicing revenues were $5 million in the recent quarter, compared with $3 million in the third quarter of 2004 and in 2005’s second quarter. Capitalized commercial mortgage servicing assets totaled $21 million at September 30, 2005 and $22 million at each of September 30, 2004 and December 31, 2004. Commercial mortgage loans held for sale at September 30, 2005 and 2004 were

$104 million and $68 million, respectively, and $61 million at December 31, 2004.

     Service charges on deposit accounts were $95 million in the third quarter of 2005, compared with $94 million in the year-earlier quarter and $93 million in the second quarter of 2005. Trust income totaled $34 million in the quarters ended September 30, 2005 and 2004, compared with $33 million in this year’s second quarter. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $14 million in each of the second and third quarters of 2005 and $13 million in the third quarter of 2004. Trading account and foreign exchange activity resulted in gains of $6 million during the second and third quarters of 2005 and $3 million in 2004’s third quarter. Other revenues from operations aggregated $66 million in the third quarter of 2005, compared with $69 million in the third quarter of 2004 and $68 million in 2005’s second quarter. Other revenues from operations included letter of credit and other credit-related fees of $19 million and $21 million in the third quarters of 2005 and 2004, respectively, and $20 million in the second quarter of 2005. Also included in other revenues from operations is tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $11 million in the recent quarter, $12 million in the year-earlier quarter and $14 million in 2005’s second quarter. Merchant discount and credit card fees totaled $7 million in the second and third quarters of 2005 and $6 million in 2004’s third quarter. Insurance-related sales commissions and other revenues aggregated $6 million in the recently completed quarter and $5 million in each of the quarters ended September 30, 2004 and June 30, 2005. Other revenues from operations in the third quarter of 2004 included a $5 million gain recognized from the sale of a venture capital investment largely obtained in a prior acquisition. Similar gains were less than $1 million in each of the second and third quarters of 2005.

     Other income totaled $701 million in the first nine months of 2005, compared with $705 million in the corresponding 2004 period. Higher mortgage banking revenues, trading account and foreign exchange gains and other revenues were more than offset by the previously noted $29 million charge recognized in the third quarter of 2005 related to the other-than-temporary decline in value of the preferred stock of FNMA and FHLMC.

     For the first three quarters of 2005, mortgage banking revenues totaled $100 million, up 11% from $90 million in the year-earlier period. Residential mortgage banking revenues increased to $79 million during the nine-month period ended September 30, 2005 from $73 million in the similar 2004 period. Residential mortgage loans originated for sale to other investors were $5.4 billion in the first nine months of 2005, compared with $3.4 billion in the corresponding 2004 period. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized unrealized gains on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated $30 million and $23 million during the nine-month periods ended September 30, 2005 and 2004, respectively. Revenues from servicing residential mortgage loans for others were $43 million for the first three quarters of 2004 and 2003. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $7 million and $5 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Commercial mortgage banking revenues totaled $21 million during the first nine months of 2005, up from $18 million in the comparable 2004 period due to higher revenues from both commercial mortgage loan origination and sales activities and servicing.

     Service charges on deposit accounts were $276 million during the first nine months of 2005, compared with $273 million in the comparable 2004 period, while trust income aggregated $100 million, down slightly from $102 million a year earlier. Brokerage services income increased 4% to $42 million during the first nine months of 2005 from $40 million in the corresponding 2004 period. Trading account and foreign exchange activity resulted in gains of $17 million and $12 million for the nine-month periods ended September 30, 2005 and 2004, respectively. As a result of the accounting charge for the other-than-temporary decline in value of the FNMA and FHLMC preferred stock, losses on bank investment securities aggregated $28 million during the first three quarters of 2005, compared with gains from the sale of bank investment securities of $3 million in the similar 2004 period. Other revenues from operations increased to $193 million in the first nine months of 2005 from $185 million in the comparable 2004 period. Included in other revenues from operations during the nine-month periods ended September 30, 2005 and 2004 were letter of credit and other credit-related fees of $56 million and $57 million, respectively, and income from bank owned life insurance of $35 million and $37 million, respectively. During the first three quarters of 2005 and 2004, merchant discount and credit card fees were $21 million and $20 million, respectively, and insurance-related sales commissions and other revenues totaled $17 million and $16 million, respectively. Contributing to the year-over-year increase in other revenues from operations was a $5 million increase in gains on sales of commercial lease equipment and other assets from $6 million in 2004 to $11 million in 2005, partially offset by a $3 million gain realized in 2004’s second quarter on the sale of a $17 million portion of the Company’s commercial credit card portfolio.

Other Expense

Other expense totaled $368 million in the third quarter of 2005, down 10% from $407 million in the year-earlier period, and 3% lower than $380 million in 2005’s second quarter. Included in the amounts noted above are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $14 million in each of the second and third quarters of 2005 and $19 million in the third 2004 quarter. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $354 million in the recent quarter, compared with $388 million in the third quarter of 2004 and $366 million in the second quarter of 2005. A significant contributor to the higher operating expenses in 2004’s third quarter as compared with the two most recent quarters was the $25 million charitable contribution noted earlier. Also contributing to the lower expense level in the third quarter of 2005 was a partial reversal of the valuation allowance for impairment of capitalized residential mortgage servicing rights of $6 million, compared with provisions to increase the impairment valuation allowance for capitalized servicing rights of $7 million and $5 million in the third quarter of 2004 and second quarter of 2005, respectively.

     Other expense for the first nine months of 2005 aggregated $1.1 billion, down $38 million or 3% from $1.2 billion in the similar 2004 period. Included in these amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $44 million in 2005 and $59 million in 2004. Exclusive of these nonoperating expenses, noninterest operating expenses through the first nine months of 2005 were down $23 million or 2% from the comparable 2004 period. The $25 million charitable contribution already discussed was the main contributor to the higher expense level in the 2004 period. Table 2 provides a reconciliation of other expense to noninterest operating expense.

     Salaries and employee benefits expense totaled $208 million in the third quarter of 2005, compared with $205 million in the corresponding 2004 quarter and in the second quarter of 2005. For the first nine months of 2005, salaries and employee benefits expense increased to $619 million from

$608 million in the year-earlier period. Higher costs associated with providing employee benefits were the largest contributor to the increased expense level in the first three quarters of 2005 as compared with 2004. Salaries and benefits expense included stock-based compensation of $11 million for each of the quarters ended June 30, 2005 and September 30, 2005, $12 million for the quarter ended September 30, 2004, and $34 million and $36 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

     Excluding the nonoperating expense items previously noted, nonpersonnel expense totaled $147 million in the third quarter of 2005, compared with $183 million in the similar quarter of 2004 and $162 million in the second quarter of 2005. Nonpersonnel expenses in 2004’s third quarter included the previously noted $25 million charitable contribution. Also contributing to the lower level of expenses in the third quarter of 2005 was a $6 million partial reversal of the valuation allowance for the impairment of capitalized residential mortgage servicing rights. The reduction of the valuation allowance reflects an increase in the value of capitalized mortgage servicing rights resulting from higher residential mortgage interest rates at September 30, 2005 as compared with June 30, 2005. The higher interest rates resulted in decreases in the expected rate of residential mortgage loan prepayments used in calculating the estimated fair value of capitalized servicing rights. In contrast, during the third quarter of 2004 and the second quarter of 2005, the Company recognized additions to the valuation allowance for impairment of capitalized residential mortgage servicing rights of $7 million and $5 million, respectively. The additions to the valuation allowance reflected the decreases in value of capitalized mortgage servicing rights resulting from lower residential mortgage loan interest rates at the end of those quarters as compared with such rates at the immediately preceding quarter-end.

     Nonpersonnel operating expenses were $453 million during the first nine months of 2005 and $487 million during the similar period of 2004. The principal factor in the decline in expenses from 2004 to 2005 was the $25 million charitable contribution in 2004, while lower equipment and net occupancy costs also contributed to the improvement, offset, in part, by higher professional services expenses.

     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses on bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 50.0% during the recent quarter, compared with 56.4% during the third quarter of 2004 and 52.6% in the second quarter of 2005. If the $25 million charitable contribution in 2004’s third quarter was excluded from the computation, the Company’s efficiency ratio during that quarter would have been 52.7%. The efficiency ratios for the nine months ended September 30, 2005 and 2004 were 51.4% and 54.5%, respectively. Noninterest operating expenses used in calculating the efficiency ratio do not include the amortization of core deposit and other intangible assets noted earlier. If charges for amortization of core deposit and other intangible assets were included, the ratio for the three-month periods ended September 30, 2005, September 30, 2004 and June 30, 2005 would have been 51.9%, 59.1% and 54.6%, respectively, and for the nine-month periods ended September 30, 2005 and 2004 would have been 53.5% and 57.5%, respectively.

Capital

Stockholders’ equity at September 30, 2005 totaled $5.8 billion and represented 10.66% of total assets, compared with $5.7 billion or 10.80% of total assets a year earlier and $5.7 billion or 10.82% at December 31, 2004. On a per share basis, stockholders’ equity was $51.81 at September 30, 2005, up from $49.11 and $49.68 at September 30 and December 31, 2004,

respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $25.42 at September 30, 2005, compared with $23.17 a year earlier and $23.62 at December 31, 2004.

     In December 2004, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. During the third quarter and first nine months of 2005, M&T repurchased 1,449,700 shares and 3,940,100 shares, respectively, of common stock pursuant to the program at an average cost per share of $107.06 and $103.49, respectively. As of September 30, 2005, M&T had repurchased a total of 4,093,000 shares of common stock pursuant to the December 2004 program at an average cost of $103.62 per share.

     Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses considered to be temporary in nature on investment securities classified as available for sale; unrealized fair value gains or losses associated with interest rate swap agreements designated as cash flow hedges; and minimum pension liability adjustments. Net unrealized losses on available for sale investment securities were $33 million, or $.29 per common share, at September 30, 2005, compared with unrealized gains of $13 million, or $.11 per share, at September 30, 2004 and unrealized losses of $5 million, or $.04 per share, at December 31, 2004. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. There were no outstanding interest rate swap agreements designated as cash flow hedges at September 30, 2005, September 30, 2004 or December 31, 2004. The minimum pension liability adjustment, net of applicable tax effect, reduced accumulated other comprehensive income by $12 million at September 30, 2005, September 30, 2004 and December 31, 2004, representing $.11 per share at each respective date.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. Core capital includes $687 million of the trust preferred securities described in note 4 of Notes to Financial Statements. As of September 30, 2005, total capital also included $1.0 billion of subordinated capital notes.

     The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as an annualized percentage of regulatory “core capital” at the beginning of each period was 16.90% during the third quarter of 2005, compared with 18.61% in the corresponding quarter of 2004 and 18.49% in the second quarter of 2005.

     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of September 30, 2005 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
September 30, 2005

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Core capital	7.54%	7.23%	31.22%
Total capital	10.94%	10.67%	32.19%
Leverage	6.88%	6.61%	21.44%

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

     The Commercial Banking segment contributed $54 million to the Company’s net income in the third quarter of 2005, down 5% from $57 million in the third quarter of 2004 and 7% lower than $58 million in the second quarter of 2005. The unfavorable variance as compared to the third quarter of 2004 was primarily due to lower service charges on deposit accounts and letter of credit and other credit-related fees of $2 million and $5 million, respectively, a $3 million increase in the provision for credit losses, and a $2 million increase in salaries and benefits expense. Partially offsetting these unfavorable factors was higher net interest income of $5 million, largely the result of improved contribution from deposit products and services and a 7% increase in loan balances outstanding. The decline from the second quarter of 2005 reflects a $4 million decrease in net interest income that resulted from a narrower net interest margin, coupled with lower letter of credit and other credit-related fees of $2 million. For the nine months ended September 30, 2005, this segment contributed $164 million to net income, slightly lower than $166 million in the corresponding period of 2004. Higher net interest income in 2005 of $15 million was offset by a $9 million increase in personnel and other noninterest expenses, a higher provision for credit losses of $6 million, and a decline in noninterest income of $2 million. The higher net interest income was predominately the result of a 7% increase in loan balances outstanding.

     The Commercial Real Estate segment’s net income for the third quarter of 2005 was $41 million, up 27% from $32 million in the third quarter of 2004 and up 17% and $35 million in the second quarter of 2005. The increase from the third quarter of 2004 was due to higher net interest income of $11 million, largely the result of a wider net interest margin on loans and deposits, including the impact of loan prepayment fees received from customers. A $2 million increase in mortgage banking revenues and a lower provision for credit losses of $2 million also contributed to the improvement. Higher net interest income of $10 million, the result of an improved loan net interest margin, was the primary factor for the increase in the recent quarter’s net income compared with the second quarter of 2005. Net income contributed by this segment increased 18% to $108 million for the first nine months of 2005 from $92 million in the similar 2004 period due to higher net interest income of $19 million, a $4 million increase in mortgage banking revenues, and a lower provision for credit losses of $2 million. A 7% increase in average outstanding loan balances contributed to the higher net interest income.

     Included in the assets of the Discretionary Portfolio segment are the preferred stock issuances of FNMA and FHLMC owned by the Company. As previously mentioned, included in the recent quarter’s results was a $29 million non-cash, other-than-temporary impairment charge related to these preferred stock issuances. As a result, this segment’s net income of $11 million in the third quarter of 2005 was down 58% from $26 million in the third quarter of 2004 and was 63% lower than the $30 million earned in the second quarter of 2005. Net contribution for this segment decreased 13% to $71 million for the first nine months of 2005 from $82 million in the corresponding 2004 period due primarily to the preferred stock impairment charge in the recent quarter, partially offset by a $9 million increase in net interest income, largely the result of a 9% increase in average investment securities balances outstanding.

     Net income for the Residential Mortgage Banking segment increased to $13 million in the third quarter of 2005 from $4 million in the year-earlier quarter and $8 million in the second quarter of 2005. A $4 million partial reversal of the capitalized residential mortgage servicing rights valuation allowance was recognized during the third quarter of 2005, while additions to such allowance of $6 million and $3 million were reflected in the results of 2004’s third quarter and 2005’s second quarter, respectively. Higher revenues from loan origination, sales and servicing activities, partially offset by higher salaries and benefits expense, also contributed to the improved performance in the recent quarter. For the first nine months of 2005, net income for this segment totaled $32 million, up 45% from $22 million in the corresponding period of 2004. The improvement was due to a $15 million increase in revenues from loan origination, sales, and servicing activities and higher net interest income of $6 million, partially offset by higher salaries and benefits expense of $9 million. The increase in net interest income was attributable to a 49% increase in loan balances outstanding offset, in part, by a 112 basis point decrease in loan net interest margin. Partial reversals of the capitalized residential mortgage servicing rights valuation allowance of $4 million and $2 million were made during the first nine months of 2005 and 2004, respectively.

     Net income earned by the Retail Banking segment increased to $86 million in the third quarter of 2005 from $66 million in the year-earlier quarter and $82 million in the second quarter of 2005. The increase from the third quarter of last year was due to higher net interest income of $24 million, largely the result of an increase in net interest margin attributed to deposit products. Higher service charges on deposit accounts of $3 million and a $4 million decrease in noninterest expenses also contributed to the rise in net income. The improvement in the recent quarter’s net income as compared with the second quarter of 2005 was largely due to a $10 million increase in revenues, the result of higher net interest income attributable to deposit accounts of $7 million and increased service charges on deposit accounts of $3 million. Partially offsetting the higher revenues was a $4 million increase in the provision for credit losses, due to higher net charge-offs. For the first nine months of 2005, the Retail segment’s earnings rose 37% to $243 million from $178 million during the year-earlier period. The favorable performance was due to a $62 million increase in net interest income resulting largely from an increase in net interest margin attributable to deposit products. Also contributing to the favorable performance was a $10 million rise in deposit service charges, a $9 million decrease in the provision for credit losses and a $27 million decline in noninterest expenses.

     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets and the net impact of the Company’s allocation methodologies for internal funds transfers, noninterest expenses and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $14 million and $16 million in the third and second quarters of 2005, respectively, and net income of less than $1 million in 2004’s third quarter. For the first nine months of 2005 and 2004, the “All Other” segment reported net losses of $41 million and $8 million, respectively. The net losses resulted from the Company’s allocation methodologies for internal funds transfers and noninterest expenses. The third quarter of 2004 includes the net effects of a $25 million charitable contribution made by M&T Bank to The M&T Charitable Foundation and a $12 million reduction in income tax expense resulting from the reorganization of certain of M&T’s subsidiaries.

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

     SFAS No. 123R is effective for annual reporting periods that begin after June 15, 2005. Effective January 1, 2003, the Company began recognizing expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123. Using the retroactive restatement method described in SFAS No. 148, which amended SFAS No. 123, financial information for prior periods was restated to reflect the impact of recognizing expense for stock-based compensation in those years as well. As required, coincident with the adoption of SFAS No. 123R on January 1, 2006, the Company will begin accelerating the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plan allows for vesting at the time an employee retires. Currently stock-based compensation granted to such individuals is expensed over the normal vesting period and any remaining unrecognized compensation cost is recognized at the time an individual employee actually retires. This change will affect the timing of stock-based compensation expense recognition in the Company’s consolidated financial statements for the first quarter of 2006 and each first quarter thereafter as most of the Company’s stock-based awards are granted in January, but will not affect the fair value of stock-based compensation granted to employees nor the aggregate amount of stock-based compensation expense recognized by the Company. Had M&T recognized compensation costs under the new approach in 2005, the effect would not have been material to the consolidated financial statements for the three- or nine-month periods ended September 30, 2005. The Company cannot currently estimate the impact that such change will have in 2006 or future years as the impact is dependent on the number of stock-based compensation awards granted in those years to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award.

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

     Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations and credit losses; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; legislation affecting the financial services industry as a whole, and/or M&T and its subsidiaries individually or collectively; regulatory supervision and oversight, including required capital levels; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and material differences in the actual financial results of merger and acquisition activities compared with the Company’s expectations, including the full realization of anticipated cost savings and revenue enhancements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2005 Quarters			2004 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$725,129	680,781	642,441	613,012	587,598	565,090	550,362
Interest expense	265,576	229,016	196,266	166,755	143,771	126,805	126,829

Net interest income	459,553	451,765	446,175	446,257	443,827	438,285	423,533
Less: provision for credit losses	22,000	19,000	24,000	28,000	17,000	30,000	20,000
Other income	221,494	245,362	234,258	237,559	244,925	232,334	228,151
Less: other expense	368,250	380,441	367,337	361,922	406,922	357,207	389,967

Income before income taxes	290,797	297,686	289,096	293,894	264,830	283,412	241,717
Applicable income taxes	95,348	96,589	95,686	97,624	73,843	94,538	77,997
Taxable-equivalent adjustment	4,375	4,263	4,120	4,065	4,546	4,489	4,230

Net income	$191,074	196,834	189,290	192,205	186,441	184,385	159,490

Per common share data
Basic earnings	$1.68	1.73	1.65	1.66	1.59	1.56	1.33
Diluted earnings	1.64	1.69	1.62	1.62	1.56	1.53	1.30
Cash dividends	$.45	.45	.40	.40	.40	.40	.40
Average common shares outstanding
Basic	113,530	113,949	114,773	115,953	116,897	118,224	119,738
Diluted	116,200	116,422	117,184	119,010	119,665	120,655	122,316

Performance ratios, annualized
Return on
Average assets	1.39%	1.46%	1.44%	1.45%	1.42%	1.45%	1.29%
Average common stockholders’ equity	12.97%	13.73%	13.41%	13.37%	13.02%	13.12%	11.19%
Net interest margin on average earning assets (taxable-equivalent basis)	3.76%	3.78%	3.83%	3.82%	3.85%	3.92%	3.92%
Nonperforming loans to total loans and leases, net of unearned discount	.41%	.46%	.46%	.45%	.48%	.51%	.70%
Efficiency ratio (a)	51.94%	54.58%	54.00%	52.95%	59.08%	53.27%	60.07%

Net operating (tangible) results (b)
Net income (in thousands)	$199,577	205,415	199,135	202,215	197,822	196,158	172,423
Diluted net income per common share	1.72	1.76	1.70	1.70	1.65	1.63	1.41
Annualized return on
Average tangible assets	1.54%	1.62%	1.61%	1.62%	1.60%	1.64%	1.48%
Average tangible common stockholders’ equity	27.67%	29.88%	29.67%	29.69%	29.42%	30.12%	26.02%
Efficiency ratio (a)	49.97%	52.56%	51.63%	50.56%	56.38%	50.39%	56.81%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$54,444	53,935	53,306	52,725	52,170	51,251	49,915
Total tangible assets (c)	51,461	50,944	50,305	49,647	49,075	48,137	46,781
Earning assets	48,447	47,931	47,240	46,535	45,874	44,923	43,444
Investment securities	8,439	8,593	8,573	8,326	8,195	7,943	7,516
Loans and leases, net of unearned discount	39,879	39,229	38,580	38,142	37,611	36,904	35,843
Deposits	36,708	36,245	35,282	34,768	34,569	33,702	32,856
Stockholders’ equity (c)	5,845	5,749	5,723	5,721	5,697	5,654	5,732
Tangible stockholders’ equity (c)	2,862	2,758	2,722	2,710	2,675	2,619	2,665

At end of quarter
Total assets (c)	$54,841	54,482	53,887	52,939	52,887	52,094	50,832
Total tangible assets (c)	51,863	51,495	50,891	49,869	49,801	48,990	47,708
Earning assets	48,691	48,341	47,853	46,970	46,454	45,757	44,335
Investment securities	8,230	8,320	8,679	8,475	8,437	8,161	7,656
Loans and leases, net of unearned discount	40,335	39,911	39,073	38,398	37,950	37,522	36,515
Deposits	37,199	37,306	36,293	35,429	34,976	34,954	33,341
Stockholders’ equity (c)	5,847	5,838	5,674	5,730	5,710	5,657	5,734
Tangible stockholders’ equity (c)	2,869	2,851	2,678	2,724	2,694	2,629	2,674
Equity per common share	51.81	51.20	49.78	49.68	49.11	48.21	48.17
Tangible equity per common share	25.42	25.00	23.49	23.62	23.17	22.40	22.47

Market price per common share
High	$112.50	107.28	108.04	108.75	98.66	92.70	98.65
Low	103.50	98.75	96.71	95.40	86.80	82.90	88.08
Closing	105.71	105.16	102.06	107.84	95.70	87.30	89.85

(a)	Excludes impact of merger-related expenses and net securities gains and losses.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears on table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears on table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2005 Quarters			2004 Quarters
	Third	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$191,074	196,834	189,290	192,205	186,441	184,385	159,490
Amortization of core deposit and other intangible assets (1)	8,503	8,581	9,845	10,010	11,381	11,773	12,933

Net operating income	$199,577	205,415	199,135	202,215	197,822	196,158	172,423

Earnings per share
Diluted earnings per common share	$1.64	1.69	1.62	1.62	1.56	1.53	1.30
Amortization of core deposit and other intangible assets (1)	.08	.07	.08	.08	.09	.10	.11

Diluted net operating earnings per share	$1.72	1.76	1.70	1.70	1.65	1.63	1.41

Other expense
Other expense	$368,250	380,441	367,337	361,922	406,922	357,207	389,967
Amortization of core deposit and other intangible assets	(13,926)	(14,055)	(16,121)	(16,393)	(18,619)	(19,250)	(21,148)

Noninterest operating expense	$354,324	366,386	351,216	345,529	388,303	337,957	368,819

Balance sheet data
In millions
Average assets
Average assets	$54,444	53,935	53,306	52,725	52,170	51,251	49,915
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(128)	(142)	(157)	(174)	(191)	(210)	(230)
Deferred taxes	49	55	60	—	—	—	—

Average tangible assets	$51,461	50,944	50,305	49,647	49,075	48,137	46,781

Average equity
Average equity	$5,845	5,749	5,723	5,721	5,697	5,654	5,732
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(128)	(142)	(157)	(174)	(191)	(210)	(230)
Deferred taxes	49	55	60	67	73	79	67

Average tangible equity	$2,862	2,758	2,722	2,710	2,675	2,619	2,665

At end of quarter
Total assets
Total assets	$54,841	54,482	53,887	52,939	52,887	52,094	50,832
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(121)	(135)	(149)	(166)	(182)	(200)	(220)
Deferred taxes	47	52	57	—	—	—	—

Total tangible assets	$51,863	51,495	50,891	49,869	49,801	48,990	47,708

Total equity
Total equity	$5,847	5,838	5,674	5,730	5,710	5,657	5,734
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(121)	(135)	(149)	(166)	(182)	(200)	(220)
Deferred taxes	47	52	57	64	70	76	64

Total tangible equity	$2,869	2,851	2,678	2,724	2,694	2,629	2,674

(1)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2005 Third Quarter			2005 Second Quarter			2005 First Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$10,497	$151,076	5.71%	10,484	142,228	5.44%	10,094	127,148	5.11%
Real estate — commercial	14,351	245,965	6.86	14,399	229,117	6.37	14,193	216,519	6.10
Real estate — consumer	4,268	63,940	5.99	3,493	52,390	6.00	3,246	48,467	5.97
Consumer	10,763	169,648	6.25	10,853	162,070	5.99	11,047	158,907	5.83

Total loans and leases, net	39,879	630,629	6.27	39,229	585,805	5.99	38,580	551,041	5.79

Money-market assets
Interest-bearing deposits at banks	11	48	1.77	10	38	1.48	10	28	1.15
Federal funds sold and agreements to resell securities	24	226	3.79	24	203	3.37	24	169	2.86
Trading account	94	510	2.16	75	299	1.60	53	100	.75

Total money-market assets	129	784	2.42	109	540	1.99	87	297	1.38

Investment securities**
U.S. Treasury and federal agencies	3,348	32,442	3.84	3,618	34,797	3.86	3,859	36,891	3.88
Obligations of states and political subdivisions	171	2,527	5.92	183	2,766	6.06	193	2,904	6.02
Other	4,920	58,747	4.74	4,792	56,873	4.76	4,521	51,308	4.60

Total investment securities	8,439	93,716	4.41	8,593	94,436	4.41	8,573	91,103	4.31

Total earning assets	48,447	725,129	5.94	47,931	680,781	5.70	47,240	642,441	5.52

Allowance for credit losses	(641)			(637)			(633)
Cash and due from banks	1,395			1,395			1,420
Other assets	5,243			5,246			5,279

Total assets	$54,444			53,935			53,306

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$400	610	.60	401	543	.54	376	318	.34
Savings deposits	14,822	37,222	1.00	15,163	33,292	.88	15,082	27,889	.75
Time deposits	9,540	79,416	3.30	8,609	64,101	2.99	7,419	48,754	2.67
Deposits at foreign office	4,005	34,504	3.42	3,850	28,101	2.93	4,203	25,380	2.45

Total interest-bearing deposits	28,767	151,752	2.09	28,023	126,037	1.80	27,080	102,341	1.53

Short-term borrowings	4,779	42,192	3.50	4,969	36,678	2.96	5,194	31,991	2.50
Long-term borrowings	6,373	71,632	4.46	6,263	66,301	4.25	6,403	61,934	3.92

Total interest-bearing liabilities	39,919	265,576	2.64	39,255	229,016	2.34	38,677	196,266	2.06

Noninterest-bearing deposits	7,941			8,222			8,202
Other liabilities	739			709			704

Total liabilities	48,599			48,186			47,583

Stockholders’ equity	5,845			5,749			5,723

Total liabilities and stockholders’ equity	$54,444			53,935			53,306

Net interest spread			3.30			3.36			3.46
Contribution of interest-free funds			.46			.42			.37

Net interest income/margin on earning assets		$459,553	3.76%		451,765	3.78%		446,175	3.83%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost. (continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2004 Fourth Quarter			2004 Third Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$9,919	$112,823	4.52%	9,648	104,076	4.29%
Real estate — commercial	13,894	205,802	5.93	13,669	197,180	5.77
Real estate — consumer	3,161	46,564	5.89	2,980	44,303	5.95
Consumer	11,168	160,246	5.71	11,314	156,287	5.50

Total loans and leases, net	38,142	525,435	5.48	37,611	501,846	5.31

Money-market assets
Interest-bearing deposits at banks	9	20	.89	11	14	.50
Federal funds sold and agreements to resell securities	10	51	2.11	6	27	1.75
Trading account	48	76	.62	51	81	.64

Total money-market assets	67	147	.87	68	122	.72

Investment securities**
U.S. Treasury and federal agencies	4,165	39,940	3.82	4,561	44,018	3.84
Obligations of states and political subdivisions	197	3,816	7.74	206	3,609	7.03
Other	3,964	43,674	4.38	3,428	38,003	4.41

Total investment securities	8,326	87,430	4.18	8,195	85,630	4.16

Total earning assets	46,535	613,012	5.24	45,874	587,598	5.10

Allowance for credit losses	(630)			(629)
Cash and due from banks	1,527			1,627
Other assets	5,293			5,298

Total assets	$52,725			52,170

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$375	287	.30	349	242	.28
Savings deposits	15,363	25,032	.65	15,432	22,037	.57
Time deposits	7,089	41,970	2.36	7,265	40,121	2.20
Deposits at foreign office	3,539	17,267	1.94	3,334	11,940	1.42

Total interest-bearing deposits	26,366	84,556	1.28	26,380	74,340	1.12

Short-term borrowings	5,370	26,679	1.98	5,281	19,338	1.46
Long-term borrowings	6,104	55,520	3.62	5,789	50,093	3.44

Total interest-bearing liabilities	37,840	166,755	1.75	37,450	143,771	1.53

Noninterest-bearing deposits	8,402			8,189
Other liabilities	762			834

Total liabilities	47,004			46,473

Stockholders’ equity	5,721			5,697

Total liabilities and stockholders’ equity	$52,725			52,170

Net interest spread			3.49			3.57
Contribution of interest-free funds			.33			.28

Net interest income/margin on earning assets		$446,257	3.82%		443,827	3.85%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert E. Sadler, Jr., President and Chief Executive Officer, and René F. Jones, Senior Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2005.

     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2005 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a)–(b) Not applicable

     (c)

Issuer Purchases of Equity Securities
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a) Total		as Part of	that may yet
	Number	(b) Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs(2)
July 1 – July 31, 2005	325,476	$107.37	325,000	2,031,700
August 1 – August 31, 2005	575,298	108.11	574,700	1,457,000
September 1 – September 30, 2005	550,000	105.78	550,000	907,000

Total	1,450,774	$107.06	1,449,700

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	In December 2004, M&T announced a program to purchase up to 5 million of its common shares.

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

M&T BANK CORPORATION
Date: November 8, 2005	By:	/s/ René F. Jones
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