Form 10-K
period 2005-12-31
M&T BANK CORP
filed 2006-02-28
CIK 36270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-9861
M&T BANK CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-0968385
(State of incorporation)	(I.R.S. Employer Identification No.)

One M&T Plaza, Buffalo, New York (Address of principal executive offices)	14203 (Zip Code)
Registrant’s telephone number, including area code:
716-842-5445
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.50 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
8.234% Capital Securities of M&T Capital Trust I
(and the Guarantee of M&T Bank Corporation with respect thereto)
(Title of class)
8.234% Junior Subordinated Debentures of
M&T Bank Corporation
(Title of class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2005: $7,665,999,214.
      Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on January 31, 2006: 111,759,278 shares.

Documents Incorporated By Reference:
      (1) Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION
Form 10-K for the year ended December 31, 2005
CROSS-REFERENCE SHEET

		Form 10-K
		Page

PART I
Item 1. Business		4
Statistical disclosure pursuant to Guide 3
I.	Distribution of assets, liabilities, and stockholders’ equity; interest rates and interest differential
	A. Average balance sheets	37
	B. Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest-bearing liabilities	37
	C. Rate/volume variances	22
II.	Investment portfolio
	A. Year-end balances	20
	B. Maturity schedule and weighted average yield	64
	C. Aggregate carrying value of securities that exceed ten percent of stockholders’ equity	91
III.	Loan portfolio
	A. Year-end balances	20, 94
	B. Maturities and sensitivities to changes in interest rates	62
	C. Risk elements
	Nonaccrual, past due and renegotiated loans	49
	Actual and pro forma interest on certain loans	94-95
	Nonaccrual policy	86
	Loan concentrations	54
IV.	Summary of loan loss experience
	A. Analysis of the allowance for loan losses	48
	Factors influencing management’s judgment concerning the adequacy of the allowance and provision	47-54, 86
	B. Allocation of the allowance for loan losses	53
V.	Deposits
	A. Average balances and rates	37
	B. Maturity schedule of domestic time deposits with balances of $100,000 or more	65
VI.	Return on equity and assets	22, 31, 68
VII.	Short-term borrowings	101-102
Item 1A. Risk Factors		23
Item 1B. Unresolved Staff Comments		24
Item 2. Properties		24-25, 97
Item 3. Legal Proceedings		25
Item 4. Submission of Matters to a Vote of Security Holders		25
Executive Officers of the Registrant		25-27

Form 10-K
Page

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters	27-29
A. Principal market	27
Market prices	75
B. Approximate number of holders at year-end	20
C. Frequency and amount of dividends declared	21-22, 75, 84
D. Restrictions on dividends	6, 14-17, 104, 128, 130-131
E. Securities authorized for issuance under equity compensation plans	27-28
F. Repurchases of common stock	28-29
Item 6. Selected Financial Data	29
A. Selected consolidated year-end balances	20
B. Consolidated earnings, etc	21-22
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-76
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	60-68, 77
Item 8. Financial Statements and Supplementary Data	77
A. Report on Internal Control Over Financial Reporting	78
B. Report of Independent Registered Public Accounting Firm	79-80
C. Consolidated Balance Sheet — December 31, 2005 and 2004	81
D. Consolidated Statement of Income — Years ended December 31, 2005, 2004 and 2003	82
E. Consolidated Statement of Cash Flows — Years ended December 31, 2005, 2004 and 2003	83
F. Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2005, 2004 and 2003	84
G. Notes to Financial Statements	85-134
H. Quarterly Trends	75
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	135
Item 9A. Controls and Procedures	135
A. Conclusions of principal executive officer and principal financial officer regarding disclosure controls and procedures	135
B. Management’s annual report on internal control over financial reporting	135
C. Attestation report of the registered public accounting firm	135
D. Changes in internal control over financial reporting	135
Item 9B. Other Information	135

PART III
Item 10. Directors and Executive Officers of the Registrant	135
Item 11. Executive Compensation	136
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	136
Item 13. Certain Relationships and Related Transactions	136
Item 14. Principal Accountant Fees and Services	136

PART IV
Item 15. Exhibits and Financial Statement Schedules	136
SIGNATURES	137-139
EXHIBIT INDEX	140-146

PART I

Item 1.	Business.
M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2005 the Company had consolidated total assets of $55.1 billion, deposits of $37.1 billion and stockholders’ equity of $5.9 billion. The Company had 11,952 full-time and 1,573 part-time employees as of December 31, 2005.
        At December 31, 2005, the Registrant had two wholly owned bank subsidiaries: M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”). The banks collectively offer a wide range of commercial banking, trust and investment services to their customers. At December 31, 2005, M&T Bank represented 99% of consolidated assets of the Company. M&T Bank operates branch offices in New York, Maryland, Pennsylvania, Virginia, West Virginia, Delaware and the District of Columbia.
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
Relationship With Allied Irish Banks, p.l.c.
On April 1, 2003, M&T completed the acquisition of Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland from Allied Irish Banks, p.l.c. (“AIB”). Under the terms of the Agreement and Plan of Reorganization dated September 26, 2002 by and among AIB, Allfirst and M&T (the “Reorganization Agreement”), M&T combined with Allfirst through the acquisition of all of the issued and outstanding Allfirst stock in exchange for 26,700,000 shares of M&T common stock and $886,107,000 in cash paid to AIB. In addition, there were several M&T corporate governance changes that resulted from the transaction. While it maintains a significant ownership in M&T, AIB will have representation on the M&T board, the M&T Bank board and key M&T board committees and will have certain protections of its rights as a substantial M&T shareholder. In addition, AIB will have rights that will facilitate its ability to maintain its proportionate ownership position in M&T. M&T will also have representation on the AIB board while AIB remains a significant shareholder. The following is a description of the ongoing relationship between M&T and AIB. The following description is qualified in its entirety by the terms of the Reorganization Agreement. The Reorganization Agreement was filed with the Securities Exchange Commission on October 3, 2002 as Exhibit 2 to the Current Report on Form 8-K of M&T dated September 26, 2002.
Board of Directors; Management
At December 31, 2005, AIB held approximately 23.8% of the issued and outstanding shares of M&T common stock. In defining their relationship after the acquisition, M&T and AIB negotiated certain agreements regarding share ownership and corporate governance issues such as board representation, with the number of AIB’s representatives on the M&T and M&T Bank boards of directors being dependent upon the amount of M&T common stock held by AIB. M&T has the right to one seat on the AIB board of directors until AIB no longer holds at least 15% of the outstanding shares of M&T common stock. Pursuant to the Reorganization Agreement, AIB has the right to name four members to serve on the Boards of Directors of M&T and M&T Bank, each of whom must be reasonably acceptable to M&T (collectively, the “AIB Designees”). Further, one of the AIB Designees will serve on each of the Executive Committee, Nomination, Compensation and Governance Committee, and Audit Committee (or any committee or committees performing comparable functions) of the M&T board of directors. In order to serve, the AIB Designees must meet the requisite independence and expertise requirements prescribed under applicable law or stock exchange rules. In addition, the Reorganization

Agreement provides that the board of directors of M&T Bank will include four members designated by AIB, each of whom must be reasonably acceptable to M&T.
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
        The AIB Designees at December 31, 2005 were Michael D. Buckley, Colm E. Doherty, Derek C. Hathaway and Eugene J. Sheehy. Mr. Buckley serves as a member of the Executive Committee and the Nomination, Compensation and Governance Committee, and Mr. Hathaway serves as a member of the Audit Committee. Robert G. Wilmers, Chairman of the Board of M&T, is a member of the AIB board of directors.
Amendments to M&T’s Bylaws
Pursuant to the Reorganization Agreement, M&T amended and restated its bylaws. The following is a description of the amended bylaws:
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
Sale of M&T Common Stock; Right of First Refusal in Certain Circumstances
The M&T common stock issued to AIB was not registered under the Securities Act of 1933 (the “Securities Act”) and may only be disposed of by AIB pursuant to an effective registration statement or pursuant to an exemption from registration under the Securities Act and subject to the provisions of the Reorganization Agreement.
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
Subsidiaries
M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2005, M&T Bank had 658 banking offices located throughout New York State, Pennsylvania, Maryland, Delaware, Virginia, West Virginia and the District of Columbia, plus a branch in George Town, Cayman Islands. As of December 31, 2005, M&T Bank had consolidated total assets of $54.4 billion, deposits of $36.8 billion and stockholder’s equity of $6.3 billion. The deposit liabilities of M&T Bank are insured by the FDIC through either its Bank Insurance Fund (“BIF”) or its Savings Association Insurance Fund (“SAIF”). Of M&T Bank’s $34.6 billion in assessable deposits at December 31, 2005, 89% were assessed as BIF-insured deposits and the remainder as SAIF-insured deposits. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, northern Virginia and Washington, D.C., and on small and medium-size businesses based in those areas. In addition, the Company conducts lending activities in other states through various subsidiaries. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.
        M&T Bank, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the BIF. The main office of M&T Bank, N.A. is located at 48 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, primarily through direct mail and telephone marketing techniques. As of December 31, 2005, M&T Bank, N.A. had total assets of $625 million, deposits of $528 million and stockholder’s equity of $87 million.
        M&T Life Insurance Company (“M&T Life Insurance”), a wholly owned subsidiary of M&T, was incorporated as an Arizona business corporation in January 1984. M&T Life Insurance is a captive credit reinsurer which reinsures credit life and accident and health insurance purchased by the Company’s consumer loan customers. As of December 31, 2005, M&T Life Insurance had assets of $34 million and stockholders’ equity of $26 million. M&T Life Insurance recorded revenues of $2 million during 2005. Headquarters of M&T Life Insurance are located at 101 North First Avenue, Phoenix, Arizona 85003.

        M&T Credit Services, LLC (“M&T Credit”), a wholly owned subsidiary of M&T Bank, is a New York limited liability company formed in June 2004, but its operations can be traced to a predecessor company that was a wholly owned subsidiary of M&T Bank formed in 1994. M&T Credit is a credit and leasing company offering consumer loans and commercial loans and leases. Its headquarters are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203, and it has offices in Delaware, Massachusetts and Pennsylvania. As of December 31, 2005, M&T Credit had assets of $4.4 billion and stockholder’s equity of $431 million. M&T Credit recorded $203 million of revenue during 2005.
        M&T Investment Company of Delaware, Inc. (“M&T Investment”), is an indirect subsidiary of M&T Bank and a wholly owned subsidiary of M&T Investment Company, Inc. M&T Investment is a Delaware investment company that was formed on November 17, 2004 and shortly thereafter received substantially all of the net assets of M&T Investment Company, Inc. As a result of that transfer, M&T Investment owns all of the outstanding common stock and 88% of the preferred stock of M&T Real Estate Trust. As of December 31, 2005, M&T Investment had assets and stockholder’s equity of approximately $12.1 billion. Excluding dividends from M&T Real Estate Trust, M&T Investment realized $15 million of revenue in 2005. The headquarters of M&T Investment are located at 501 Silverside Road, Wilmington, Delaware 19809. M&T Investment Company, Inc. is a wholly owned subsidiary of M&T Bank that was incorporated as a New Jersey business corporation. M&T Investment Company, Inc. owns 100% of the common stock of M&T Investment. Except for that investment holding, M&T Investment Company, Inc. is largely inactive.
        M&T Lease, LLC (“M&T Lease”), a wholly owned subsidiary of M&T Bank, is a Delaware limited liability company formed in June 2004, but its operations can be traced to a predecessor company that was a wholly owned subsidiary of M&T Bank formed in 1994. M&T Lease is a consumer leasing company with headquarters at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2005, M&T Lease had assets of $90 million and stockholder’s equity of $41 million. M&T Lease recorded $16 million of revenue during 2005.
        M&T Mortgage Corporation (“M&T Mortgage”), a wholly owned mortgage banking subsidiary of M&T Bank, was incorporated as a New York business corporation in November 1991. M&T Mortgage’s principal activities are comprised of the origination of residential mortgage loans and providing residential mortgage loan servicing to M&T Bank, M&T Bank, N.A. and others. On May 1, 2005, M&T Mortgage assumed the operations of Regions Financial Corporation’s wholesale residential mortgage business. Those operations added 13 locations and approximately 140 employees to M&T Mortgage’s business. M&T Mortgage operates throughout New York State, Maryland and Pennsylvania, and also maintains branch offices in 19 other states. M&T Mortgage had assets of $3.1 billion and stockholder’s equity of $348 million as of December 31, 2005, and recorded approximately $275 million of revenue during 2005. Mortgage loans serviced by M&T Mortgage for non-affiliates totaled $15.6 billion at December 31, 2005. The headquarters of M&T Mortgage are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.
        M&T Mortgage Reinsurance Company, Inc. (“M&T Reinsurance”), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with M&T Mortgage-related mortgage loans. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer’s risk of borrower default. M&T Reinsurance had assets of approximately $17 million and stockholder’s equity of approximately $16 million as of December 31, 2005, and recorded approximately $4 million of revenue during 2005. M&T Reinsurance’s principal and registered office is at 148 College Street, Burlington, Vermont 05401.
        M&T Real Estate Trust (“M&T Real Estate”) is a Maryland Real Estate Investment Trust and is a subsidiary of M&T Investment. M&T Real Estate was formed through the merger of two separate subsidiaries, but traces its origin to M&T Real Estate, Inc., a New York business corporation incorporated in July 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank. As of December 31, 2005, M&T Real Estate had assets of $12.1 billion, common stockholders’ equity of $11.8 billion, and preferred stockholders’ equity, consisting of 9%

fixed-rate preferred stock (par value $1,000), of $1 million. All of the outstanding common stock and 88% of the preferred stock of M&T Real Estate is owned by M&T Investment. The remaining 12% of M&T Real Estate’s outstanding preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $695 million of revenue in 2005. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.
        M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multi-family commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2005 M&T Realty Capital serviced $4.3 billion of commercial mortgage loans for non-affiliates and had assets of $250 million and stockholder’s equity of $29 million. M&T Realty Capital recorded revenues of $31 million in 2005. The headquarters of M&T Realty Capital are located at 25 South Charles Street, Baltimore, Maryland 21202.
        M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/ dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended. M&T Securities is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2005, M&T Securities had assets of $39 million and stockholder’s equity of $29 million. M&T Securities recorded $77 million of revenue during 2005. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.
        M&T Insurance Agency, Inc. (“M&T Insurance Agency”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. M&T Insurance Agency, which changed its name from Matthews, Bartlett & Dedecker, Inc. in March 2005, provides insurance agency services principally to the commercial market. As of December 31, 2005, M&T Insurance Agency had assets of $19 million and stockholder’s equity of $9 million. M&T Insurance Agency recorded revenues of $9 million during 2005. The headquarters of M&T Insurance Agency are located at 334 Delaware Avenue, Buffalo, New York 14202.
        M&T Auto Receivables I, LLC (“M&T Auto Receivables”), a wholly owned subsidiary of M&T Bank, was formed as a Delaware limited liability company in May 2002. M&T Auto Receivables is a special purpose entity whose activities are generally restricted to purchasing and owning automobile loans for the purpose of securing a revolving asset-backed structured borrowing. M&T Auto Receivables had assets of $572 million and stockholder’s equity of $70 million as of December 31, 2005, and recorded approximately $38 million of revenue during 2005. M&T Auto Receivables’ registered office is at 1209 Orange Street, Wilmington, Delaware 19801.
        MTB Investment Advisors, Inc. (“MTB Investment Advisors”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation on June 30, 1995. MTB Investment Advisors serves as investment advisor to the MTB Group of Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2005, MTB Investment Advisors had assets of $36 million and stockholder’s equity of $32 million. MTB Investment Advisors recorded revenues of $37 million in 2005. The headquarters of MTB Investment Advisors are located at 100 East Pratt Street, Baltimore, Maryland 21202.
        The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and stockholders’ equity at December 31, 2005.
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
        The only activities that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in any of the last three years were lending and investment securities transactions. The amount of income from such sources during those years is set forth on the Company’s Consolidated Statement of Income filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
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
        The financial activities authorized by Gramm-Leach may also be engaged in by a “financial subsidiary” of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, which must be conducted in a financial holding company. In order for these financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements. M&T Bank and M&T Bank, N.A. currently satisfy the qualifications for engaging in financial activities through financial subsidiaries, but neither has elected to do so to date. Gramm-Leach also establishes a system of functional regulation under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities, and state insurance regulators will regulate their insurance activities. Rules developed by the federal financial institutions regulators under Gramm-Leach require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent the disclosure of certain personal information to nonaffiliated third parties. The foregoing discussion is qualified in its entirety by reference to the statutory provisions of Gramm-Leach and the implementing regulations which have been adopted by various government agencies pursuant to Gramm-Leach.
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
        The Federal Reserve Board, the FDIC and the OCC have also imposed a leverage standard to supplement their risk-based ratios. This leverage standard focuses on a banking institution’s ratio of Tier 1 capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4% to 5%. As reflected in the table in note 22 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” the risk-based capital ratios and leverage ratios of the Registrant, M&T Bank and M&T Bank, N.A. as of December 31, 2005 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.
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
        The federal banking agencies are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. The Federal Deposit Insurance Corporation Improvement Act established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors.
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
        Depository institutions that are not “well capitalized” or “adequately capitalized” and have not received a waiver from the FDIC are prohibited from accepting or renewing brokered deposits. As of December 31, 2005, M&T Bank had approximately $3.8 billion of brokered deposits, while M&T Bank, N.A. did not have any brokered deposits at that date.
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
        The FDIC has implemented a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on the institution’s capital classification under the prompt corrective action provisions described above, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The adjusted assessment rates for both BIF-insured and SAIF-insured institutions under the current system range from .00% to .27% depending upon the assessment category into which the insured institution is placed. Neither of the Company’s bank subsidiaries paid regular insurance assessments to the FDIC in 2005. However, the FDIC retains the ability to increase regular BIF and SAIF assessments and to levy special additional assessments.
        In addition to deposit insurance fund assessments, beginning in 1997 the FDIC assessed BIF-assessable and SAIF-assessable deposits to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annualized rates established by the FDIC for both BIF-assessable and SAIF-assessable deposits are 1.32 basis points (hundredths of one percent).
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as M&T. Specifically, the Sarbanes-Oxley Act of 2002 and the various regulations promulgated thereunder, established, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibili-

ties regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the reporting company’s securities by the Chief Executive Officer and Chief Financial Officer in the twelve-month period following the initial publication of any financial statements that later require restatement; (iv) the creation of an independent accounting oversight board; (v) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (vi) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (vii) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; and (viii) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.
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
Regulatory Impact of M&T’s Relationship With AIB
As described above under the caption “Relationship With Allied Irish Banks, p.l.c.,” AIB owns approximately 23.8% of the issued and outstanding shares of M&T common stock and has representation on the M&T and M&T Bank boards of directors. As a result, AIB has become M&T’s bank holding company under the BHCA and the Banking Law and AIB’s relationship with M&T is subject to the statutes and regulations governing bank holding companies described above. Among other things, AIB will have to join M&T in applications by M&T for acquisitions and new activities. The Reorganization Agreement requires AIB to join in such applications at M&T’s request, subject to certain limitations. In addition, because AIB is regulated by the Central Bank of Ireland (the “CBI”), the CBI may assert jurisdiction over M&T as a company controlled by AIB. Additional discussion of the regulatory implications of the Allfirst acquisition for M&T is set forth above under the caption “Certain Post-Closing Bank Regulatory Matters.”
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
Other Information
Through a link on the Investor Relations section of M&T’s website at www.mandtbank.com, copies of M&T’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. Copies of such reports and other information are also available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 13th Floor, Buffalo, NY 14203-2399, (716) 842-5445.
Corporate Governance
M&T’s Corporate Governance Standards and the following corporate governance documents are also available on M&T’s website: Disclosure Policy; Executive Committee Charter; Nomination, Compensation and Governance Committee Charter; Audit Committee Charter; Financial Reporting and Disclosure Controls and Procedures Policy; Code of Ethics for CEO and Senior Financial Officers; Code of Business Conduct and Ethics; and Employee Complaint Procedures for Accounting and Auditing Matters. Copies of such governance documents are also available, free of charge, to any person who requests them. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 13th Floor, Buffalo, NY 14203-2399, (716) 842-5445.

Statistical Disclosure Pursuant to Guide 3
See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K. Additional information is included in the following tables.
Table 1
SELECTED CONSOLIDATED YEAR-END BALANCES

	2005	2004	2003	2002	2001

	(In thousands)
Money-market assets
Interest-bearing deposits at banks	$8,408	$10,242	$13,194	$7,856	$4,341
Federal funds sold and resell agreements	11,220	29,176	22,288	320,359	41,086
Trading account	191,617	159,946	214,833	51,628	38,929

Total money-market assets	211,245	199,364	250,315	379,843	84,356
Investment securities
U.S. Treasury and federal agencies	3,016,374	3,965,110	3,398,547	1,209,180	1,448,397
Obligations of states and political subdivisions	181,938	204,792	249,193	256,023	306,768
Other	5,201,852	4,304,717	3,611,410	2,489,947	1,268,972

Total investment securities	8,400,164	8,474,619	7,259,150	3,955,150	3,024,137
Loans and leases
Commercial, financial, leasing, etc.	11,105,827	10,169,695	9,406,399	5,399,738	5,205,834
Real estate — construction	2,335,498	1,797,106	1,537,880	1,001,553	1,034,362
Real estate — mortgage	16,636,557	15,538,227	13,932,731	12,010,464	12,929,102
Consumer	10,475,809	11,139,594	11,160,588	7,525,187	6,226,170

Total loans and leases	40,553,691	38,644,622	36,037,598	25,936,942	25,395,468
Unearned discount	(223,046)	(246,145)	(265,163)	(209,158)	(207,708)
Allowance for credit losses	(637,663)	(626,864)	(614,058)	(436,472)	(425,008)

Loans and leases, net	39,692,982	37,771,613	35,158,377	25,291,312	24,762,752
Goodwill	2,904,081	2,904,081	2,904,081	1,097,553	1,097,553
Core deposit and other intangible assets	108,260	165,507	240,830	118,790	170,273
Real estate and other assets owned	9,486	12,504	19,629	17,380	16,387
Total assets	55,146,406	52,938,721	49,826,081	33,201,181	31,469,185
Noninterest-bearing deposits	8,141,928	8,417,365	8,411,296	4,072,085	3,704,004
NOW accounts	901,938	828,999	1,738,427	1,029,060	930,400
Savings deposits	13,839,150	14,721,663	14,118,521	9,156,678	7,980,065
Time deposits	11,407,626	7,228,514	6,637,249	6,246,384	8,188,036
Deposits at foreign office	2,809,532	4,232,932	2,209,451	1,160,716	777,895

Total deposits	37,100,174	35,429,473	33,114,944	21,664,923	21,580,400
Short-term borrowings	5,152,872	4,703,664	4,442,246	3,429,414	3,045,830
Long-term borrowings	6,196,994	6,348,559	5,535,425	4,497,374	3,461,769
Total liabilities	49,270,020	47,209,107	44,108,871	29,992,702	28,510,745
Stockholders’ equity	5,876,386	5,729,614	5,717,210	3,208,479	2,958,440
Table 2
STOCKHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2005	2004	2003	2002	2001

Stockholders	10,437	10,857	11,258	11,587	12,565
Employees	13,525	13,371	14,000	9,197	9,291
Offices	724	713	735	493	513

Table 3
CONSOLIDATED EARNINGS

	2005	2004	2003	2002	2001

	(In thousands)
Interest income
Loans and leases, including fees	$2,420,660	$1,974,469	$1,897,701	$1,670,412	$1,892,507
Money-market assets
Deposits at banks	169	65	147	76	116
Federal funds sold and resell agreements	808	134	1,875	4,455	2,027
Trading account	1,544	375	592	202	348
Investment securities
Fully taxable	351,423	309,141	210,968	148,221	182,767
Exempt from federal taxes	14,090	14,548	15,282	18,733	24,120

Total interest income	2,788,694	2,298,732	2,126,565	1,842,099	2,101,885

Interest expense
NOW accounts	2,182	1,802	3,613	3,900	8,548
Savings deposits	139,445	92,064	102,190	107,281	134,454
Time deposits	294,782	154,722	159,700	237,001	453,940
Deposits at foreign office	120,122	43,034	14,991	8,460	11,264
Short-term borrowings	157,853	71,172	49,064	52,723	124,810
Long-term borrowings	279,967	201,366	198,252	185,149	210,581

Total interest expense	994,351	564,160	527,810	594,514	943,597

Net interest income	1,794,343	1,734,572	1,598,755	1,247,585	1,158,288
Provision for credit losses	88,000	95,000	131,000	122,000	103,500

Net interest income after provision for credit losses	1,706,343	1,639,572	1,467,755	1,125,585	1,054,788

Other income
Mortgage banking revenues	136,114	124,353	149,105	116,408	102,699
Service charges on deposit accounts	369,918	366,301	309,749	167,531	144,302
Trust income	134,679	136,296	114,620	60,030	64,395
Brokerage services income	55,572	53,740	51,184	43,261	39,349
Trading account and foreign exchange gains	22,857	19,435	15,989	2,860	4,462
Gain (loss) on bank investment securities	(28,133)	2,874	2,487	(608)	1,873
Other revenues from operations	258,711	239,970	187,961	122,449	120,346

Total other income	949,718	942,969	831,095	511,931	477,426

Other expense
Salaries and employee benefits	822,239	806,552	740,324	496,990	467,194
Equipment and net occupancy	173,689	179,595	170,623	107,822	111,403
Printing, postage and supplies	33,743	34,476	36,985	25,378	25,512
Amortization of goodwill	—	—	—	—	61,820
Amortization of core deposit and other intangible assets	56,805	75,410	78,152	51,484	59,816
Other costs of operations	398,666	419,985	422,096	279,937	254,830

Total other expense	1,485,142	1,516,018	1,448,180	961,611	980,575

Income before income taxes	1,170,919	1,066,523	850,670	675,905	551,639
Income taxes	388,736	344,002	276,728	219,153	198,551

Net income	$782,183	$722,521	$573,942	$456,752	$353,088

Dividends declared — Common	$198,619	$187,669	$135,423	$96,858	$95,872

Table 4
COMMON SHAREHOLDER DATA

	2005	2004	2003	2002	2001

Per share
Net income
Basic	$6.88	$6.14	$5.08	$4.94	$3.69
Diluted	6.73	6.00	4.95	4.78	3.58
Cash dividends declared	1.75	1.60	1.20	1.05	1.00
Stockholders’ equity at year-end	52.39	49.68	47.55	34.82	31.54
Tangible stockholders’ equity at year-end	25.91	23.62	21.97	22.04	18.54
Dividend payout ratio	25.42%	26.00%	23.62%	21.24%	27.19%
Table 5
CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2005 Compared with 2004			2004 Compared with 2003

		Resulting from			Resulting from
		Changes in:			Changes in:
	Total			Total
	Change	Volume	Rate	Change	Volume	Rate

	(Increase (decrease) in thousands)
Interest income
Loans and leases, including fees	$446,762	133,491	313,271	$78,758	172,755	(93,997)
Money-market assets
Deposits at banks	104	(15)	119	(82)	(15)	(67)
Federal funds sold and agreements to resell securities	674	392	282	(1,741)	(2,118)	377
Trading account	1,126	301	825	(229)	(23)	(206)
Investment securities
U.S. Treasury and federal agencies	(24,425)	(26,869)	2,444	52,744	60,442	(7,698)
Obligations of states and political subdivisions	(4,157)	(2,415)	(1,742)	(810)	(2,230)	1,420
Other	69,859	56,376	13,483	44,544	48,932	(4,388)

Total interest income	$489,943			$173,184

Interest expense
Interest-bearing deposits
NOW accounts	$380	(594)	974	$(1,811)	(1,611)	(200)
Savings deposits	47,381	(2,601)	49,982	(10,126)	14,311	(24,437)
Time deposits	140,060	58,514	81,546	(4,978)	7,281	(12,259)
Deposits at foreign office	77,088	11,031	66,057	28,043	22,081	5,962
Short-term borrowings	86,681	(3,668)	90,349	22,108	10,137	11,971
Long-term borrowings	78,601	21,319	57,282	3,114	(6,268)	9,382

Total interest expense	$430,191			$36,350

(a)	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A.	Risk Factors.
M&T and its subsidiaries could be adversely impacted by various risks and uncertainties which are difficult to predict. As a financial institution, the Company has significant exposure to market risk, including interest-rate risk, liquidity risk and credit risk, among others. Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as on the value of the Company’s financial instruments in general, and M&T’s common stock, in particular.
        Interest Rate Risk — The Company is exposed to interest rate risk in its core banking activities of lending and deposit-taking since assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income, which represents the largest revenue source for the Company, is subject to the effects of changing interest rates. The Company closely monitors the sensitivity of net interest income to changes in interest rates and attempts to limit the variability of net interest income as interest rates change. The Company makes use of both on- and off-balance sheet financial instruments to mitigate exposure to interest rate risk. Possible actions to mitigate such risk include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating interest rate swap agreements or other financial instruments used for interest rate risk management purposes.
        Liquidity Risk — Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. The Company obtains funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, offshore branch deposits and borrowings from the Federal Home Loan Bank of New York and others. Should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of funding become restricted due to disruption in the financial markets, the Company’s ability to obtain funding from these or other sources could be negatively impacted. The Company attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels. The Company estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. To mitigate such risk, the Company maintains available lines of credit with the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York that are secured by loans and investment securities. On an ongoing basis, management closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.
        Credit Risk — Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company’s commercial real estate loan portfolio, real estate valuations, in particular. Other factors that can influence the Company’s credit loss experience, in addition to general economic conditions and borrowers’ specific abilities to repay loans, include: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (iii) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. Although the 2006 economic outlook predicts moderate national growth with inflation expected to be reasonably well contained, concerns exist about higher energy prices; a waning housing boom; Federal Reserve tightening of monetary policy; the underlying impact on businesses’ operations and abilities to repay loans resulting from rising interest rates; sluggish job creation, which could cause consumer spending to slow; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and sluggish commercial loan demand in many market areas served by the Company. All of these factors can affect the Company’s credit loss experience. To help manage credit risk, the Company maintains a detailed credit policy and utilizes various committees that include members of senior management to approve significant extensions of credit. The Company also maintains a credit review department that regularly reviews the Company’s loan and lease portfolios to ensure compliance with established credit policy. The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio.
        Supervision and Regulation — The Company is subject to extensive state and federal laws and regulations governing the banking industry, in particular, and public companies, in general. Many of those laws and regulations are described in Part I, Item 1 “Business.” Changes in those laws and regulations, or the degree of the Company’s compliance with those laws and regulations as judged by any of several regulators that oversee the Company, could have a significant effect on the Company’s operations and its financial results.
        Detailed discussions of the specific risks outlined above and other risks facing the Company are included within this Annual Report on Form 10-K in Part I, Item 1 “Business,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Furthermore, in Part II, Item 7 under the heading “Forward-Looking Statements” is included a description of certain risks, uncertainties and assumptions identified by management that are difficult to predict and that could materially affect the Company’s financial condition and results of operations, as well as the value of the Company’s financial instruments in general, and M&T common stock, in particular.
        In addition, the market price of M&T common stock may fluctuate significantly in response to a number of other factors, including changes in securities analysts’ estimates of financial performance, volatility of stock market prices and volumes, rumors or erroneous information, changes in market valuations of similar companies and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

Item 1B.	Unresolved Staff Comments.
None

Item 2.	Properties.
Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 278,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 78% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2005, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $6.0 million.
        In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 365,000 rentable square feet of space at a cost of approximately $12 million. Approximately 89% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2005, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $11.7 million.
        M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 213,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $17.9 million at December 31, 2005.

        M&T Bank also owns a facility in Syracuse, New York with approximately 151,000 rentable square feet of space. Approximately 42% of this facility is occupied by M&T Bank. At December 31, 2005, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $7.3 million.
        M&T Bank also owns facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 206,000 and 322,000 rentable square feet of space, respectively. M&T Bank occupies approximately 35% and 82% of these respective facilities. At December 31, 2005, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $13.2 million and $8.0 million, respectively.
        No other properties owned by M&T Bank have more than 100,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” Of the 659 domestic banking offices of the Registrant’s subsidiary banks at December 31, 2005, 280 are owned in fee and 379 are leased.

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
No matters were submitted to a vote of M&T’s security holders during the fourth quarter of 2005.
Executive Officers of the Registrant
Information concerning the Registrant’s executive officers is presented below as of February 21, 2006. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each corporation noted below, officers’ terms run until the first meeting of the board of directors after such corporation’s annual meeting, which in the case of the Registrant takes place immediately following the Annual Meeting of Stockholders, and until their successors are elected and qualified.
        Robert G. Wilmers, age 71, is chairman of the board (2000) and a director (1982) of the Registrant. From April 1998 until July 2000, he served as president and chief executive officer of the Registrant, and from July 2000 until June 2005, he served as chairman, president (1988) and chief executive officer (1983) of the Registrant. He is chairman of the board (2005) and a director (1982) of M&T Bank, and previously served as chairman of the board of M&T Bank from March 1983 to July 2003 and as president of M&T Bank from March 1984 to June 1996.
        Robert E. Sadler, Jr., age 60, is president and chief executive officer (2005) and a director (1999) of the Registrant and chief executive officer (2005) and a director (1996) of M&T Bank. From 1990 until 2005, Mr. Sadler served as an executive vice president of the Registrant, and from 2003 until 2005, he served as chairman of the board of M&T Bank. From June 1996 to July 2003, he served as president of M&T Bank. Mr. Sadler is chairman of the board (2005), president, chief executive officer and a director (1995) of M&T Bank, N.A.; chairman of the board and a director of M&T Mortgage (1991); chairman of the board and a director of M&T Securities (1994); chairman of the board, president and a trustee of M&T Real Estate (1995); and a director (2000) of M&T Insurance Agency.
        James J. Beardi, age 59, is an executive vice president (2003) of the Registrant and M&T Bank, and is responsible for managing the Company’s Residential Mortgage business, as well as its Corporate Services Group. He is president and a director of M&T Mortgage (1991). Mr. Beardi served as senior vice president of M&T Bank from 1989 to 2003.

        Robert J. Bojdak, age 50, is an executive vice president and chief credit officer (2004) of the Registrant and M&T Bank. From April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank. Previous to joining M&T Bank in 2002, Mr. Bojdak served in several senior management positions at KeyCorp., most recently as executive vice president and regional credit executive. He is an executive vice president and a director of M&T Bank, N.A. (2004) and M&T Credit (2004).
        Stephen J. Braunscheidel, age 49, is an executive vice president (2004) of the Registrant and M&T Bank, and is in charge of the Company’s Human Resources Division. Previously, he was a senior vice president in the M&T Investment Services Group, where he managed the Private Client Services and Employee Benefits departments. Mr. Braunscheidel has held a number of management positions with M&T Bank since 1978.
        Emerson L. Brumback, age 54, is an executive vice president (1997) and a director (2003) of the Registrant and president and chief operating officer and a director (2003) of M&T Bank. Previously, he was an executive vice president of M&T Bank (1997) and was in charge of the Company’s Retail Banking Division. Mr. Brumback is an executive vice president (1998) and a director of M&T Bank, N.A.(1997), chairman of the board (1999) and a director (1997) of M&T Credit, and a director of M&T Mortgage (1997) and M&T Securities (1997).
        Atwood Collins, III, age 59, is an executive vice president of the Registrant (1997) and M&T Bank (1996), and is the president and chief operating officer of M&T Bank’s Mid-Atlantic Division. Mr. Collins is a trustee of M&T Real Estate (1995) and a director of M&T Realty Capital (2003).
        Mark J. Czarnecki, age 50, is an executive vice president of the Registrant (1999) and M&T Bank (1997) and is in charge of the M&T Investment Group, which is comprised of M&T Securities, M&T Insurance Agency and the Trust and Investment Services Division of M&T Bank. He is also in charge of the Company’s Retail Banking network which includes branches, automated teller machines, web-banking and telephone banking systems. Mr. Czarnecki is a director of M&T Securities (1999) and an executive vice president (1997) and a director (2005) of M&T Bank, N.A. He is chairman of the board and a director of M&T Insurance Agency (2000) and MTB Investment Advisors (2003).
        Gregory L. Ford, age 46, is an executive vice president of the Registrant (2006) and M&T Bank (2004), and is responsible for managing the Company’s Consumer Lending department, as well as its Automobile Floor Plan department. He is president and a director of M&T Credit (1999) and is an executive vice president of M&T Bank, N.A. (2004). Mr. Ford served as a senior vice president of M&T Bank from 1998 to 2004.
        Brian E. Hickey, age 53, is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is responsible for managing all of the non-retail segments in the Albany, Hudson Valley, Rochester, Syracuse and Southern Divisions of M&T Bank, and he also has responsibility for managing the Company’s middle market commercial banking, health care and government banking businesses.
        René F. Jones, age 41, is an executive vice president (2006) and chief financial officer (2005) of the Registrant and M&T Bank. Previously, Mr. Jones was a senior vice president in charge of the Financial Performance Measurement department within M&T Bank’s Finance Division. Mr. Jones has held a number of management positions within M&T Bank’s Finance Division since 1992. Mr. Jones is a senior vice president and chief financial officer of M&T Bank, N.A. (2005), and he is a trustee of M&T Real Estate (2005). He is a director of M&T Investment Company, Inc. (2005) and M&T Investment (2005).
        Adam C. Kugler, age 48, is an executive vice president and treasurer (1997) of the Registrant and M&T Bank, and is in charge of the Company’s Treasury Division. Mr. Kugler is chairman of the board and a director of M&T Investment Company, Inc. (1999) and M&T Investment (2004), a director of M&T Securities (1997) and M&T Realty Capital (2003), and is an executive vice president, treasurer and a director of M&T Bank, N.A. (1997).
        Kevin J. Pearson, age 44, is an executive vice president (2002) of the Registrant and M&T Bank. He is president of the New York City Division of M&T Bank (2002). Mr. Pearson is responsible for managing all of the non-retail segments in the New York City and Philadelphia Divisions of M&T Bank,

as well as the Company’s commercial real estate business. He is an executive vice president of M&T Real Estate (2003) and a director of M&T Realty Capital (2003). Mr. Pearson served as senior vice president of M&T Bank from 2000 to 2002.
        Michael P. Pinto, age 50, is an executive vice president (1997) and a director (2003) of the Registrant. He is a vice chairman and a director (2003) of M&T Bank and is the chairman and chief executive officer of M&T Bank’s Mid-Atlantic Division (2005). Prior to April 2005, Mr. Pinto was the chief financial officer of the Registrant (1997) and M&T Bank (1996), and he oversaw the Company’s Finance Division, Technology and Banking Operations Division, Corporate Services Group, Treasury Division and General Counsel’s Office. Mr. Pinto is a director of M&T Mortgage (1996) and M&T Investment (2004) and a trustee of M&T Real Estate (1996). He is an executive vice president (1996) and a director (1998) of M&T Bank, N.A.
        Michele D. Trolli, age 44, is an executive vice president (2005) of the Registrant and M&T Bank. She is chief information officer and is in charge of the Technology and Banking Operations Division of M&T Bank. Ms. Trolli served as senior director, global systems support, with Franklin Resources, Inc., a worldwide investment management company, from May 2000 through December 2004.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2005 with respect to shares of common stock that may be issued under M&T Bank Corporation’s existing equity compensation plans. M&T Bank Corporation’s existing equity compensation plans are the M&T Bank Corporation 1983 Stock Option Plan (the “1983 Stock Option Plan”); the M&T Bank Corporation 2001 Stock Option Plan (the “2001 Stock Option Plan”); the M&T Bank Corporation 2005 Incentive Compensation Plan (the “2005 Incentive Compensation Plan”), which replaced the 2001 Stock Option Plan; and the M&T Bank Corporation Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), each of which has been previously approved by stockholders, and the M&T Bank Corporation Directors’ Stock Plan (the “Directors’ Stock Plan”) and the M&T Bank Corporation Deferred Bonus Plan (the “Deferred Bonus Plan”), each of which did not require stockholder approval.
        The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T Bank Corporation in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2005, and their weighted-average exercise price.

			Number of Securities
	Number of		Remaining Available
	Securities		for Future Issuance
	to be Issued upon	Weighted-average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan category	Options or Rights	Options or Rights	Reflected in Column A)

	(A)	(B)	(C)
Equity compensation plans approved by security holders:
1983 Stock Option Plan	3,769,044	$49.97	—
2001 Stock Option Plan	6,474,875	87.89	—
2005 Incentive Compensation Plan	9,612	108.07	8,810,196
Employee Stock Purchase Plan	112,616	97.11	596,829
Equity compensation plans not approved by security holders:
Directors’ Stock Plan	2,317	109.05	25,703
Deferred Bonus Plan	70,132	56.05	—

Total	10,438,596	$74.11	9,432,728

(1)	As of December 31, 2005, a total of 231,298 shares of M&T common stock were issuable upon exercise of outstanding options or rights assumed by M&T Bank Corporation in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $63.32 per share.
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
        Deferred Bonus Plan. M&T Bank Corporation maintains a deferred bonus plan pursuant to which its eligible officers and those of its subsidiaries may elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants may elect the timing of distributions from the plan. Such distributions are payable in cash, with the exception of balances allocated to M&T common stock, which are distributable in the form of shares of common stock.
        During the fourth quarter of 2005, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.
        In December 2004, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. M&T completed that repurchase plan in December 2005. The common stock repurchased pursuant to such plan was purchased at an average cost of $104.12 per share. In November 2005, M&T announced another authorized 5,000,000 share repurchase plan, pursuant to which 44,700 shares were purchased in 2005 at an average per share cost of $110.36. In total, M&T repurchased 4,891,800 shares of its common stock during 2005 at an average cost per share of $104.18.

        During the fourth quarter of 2005, M&T purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

(d)Maximum
			(c)Total	Number (or
			Number	Approximate
			of Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs(2)

October 1-October 31, 2005	401,017	$103.44	400,000	659,900
November 1-November 30, 2005	2,315	109.79	—	659,900
December 1-December 31, 2005	553,905	109.64	551,700	4,955,300

Total	957,237	$107.04	951,700

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	On December 20, 2004, M&T announced a program to purchase up to 5,000,000 shares of its common stock. This stock purchase program was completed in December 2005. On November 21, 2005, M&T announced another program to purchase up to 5,000,000 additional shares of its common stock.

Item 6.	Selected Financial Data.
See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Corporate Profile and Significant Developments
M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $55.1 billion at December 31, 2005. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”).
        M&T Bank, with total assets of $54.4 billion at December 31, 2005, is a New York-chartered commercial bank with 658 banking offices in New York State, Pennsylvania, Maryland, Delaware, Virginia, West Virginia and the District of Columbia, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, northern Virginia and Washington, D.C., and on small and medium size businesses based in those areas. Certain lending activities are also conducted in other states through various subsidiaries. M&T Bank’s subsidiaries include: M&T Credit Services, LLC, a consumer lending and commercial leasing and lending company; M&T Mortgage Corporation, a residential mortgage banking company; M&T Real Estate Trust, a commercial mortgage lender; M&T Realty Capital Corporation, a multi-family commercial mortgage lender; M&T Securities, Inc., which provides brokerage, investment advisory and insurance services; MTB Investment Advisors, Inc., which serves as investment advisor to the MTB funds, a family of proprietary mutual funds, and other funds and institutional clients; and M&T Insurance Agency, Inc., an insurance agency.
        M&T Bank, N.A., with total assets of $625 million at December 31, 2005, is a national bank with an office in Oakfield, New York. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, largely through telephone and direct mail marketing techniques.

        On April 1, 2003, M&T completed the acquisition of Allfirst Financial Inc. (“Allfirst”), a bank holding company headquartered in Baltimore, Maryland, from Allied Irish Banks, p.l.c. (“AIB”), Dublin, Ireland. Allfirst Bank, Allfirst’s primary bank subsidiary, was merged into M&T Bank on that date. Allfirst Bank operated 269 banking offices in Maryland, Pennsylvania, Virginia and the District of Columbia at the date of acquisition. As of the acquisition date, total consolidated assets of Allfirst and its subsidiaries were $16.5 billion, including $10.3 billion of loans and leases and $1.3 billion of investment securities, and total consolidated liabilities assumed were $14.5 billion, including $10.9 billion of deposits. The acquisition of Allfirst represented a major geographic expansion by M&T and created a strong Mid-Atlantic banking franchise. AIB received 26,700,000 shares of M&T common stock and $886 million in cash in exchange for all outstanding Allfirst common shares. The results of operations acquired in the Allfirst transaction have been included in the Company’s financial results since April 1, 2003. The Company recorded approximately $1.8 billion of goodwill and $199 million of core deposit and other intangible assets as a result of the Allfirst acquisition.
        Merger-related expenses associated with the Allfirst acquisition incurred during the year ended December 31, 2003 totaled $60 million ($39 million after tax effect). Such expenses were for professional services and temporary help associated with the conversion of systems and/or integration of operations; initial marketing and promotion expenses designed to introduce M&T Bank to Allfirst’s customers; travel and relocation costs; and printing, supplies and other costs of commencing operations in new markets and offices. There were no similar merger-related expenses incurred during 2004 or 2005. In accordance with generally accepted accounting principles (“GAAP”), included in the determination of goodwill associated with the Allfirst merger were charges totaling $29 million, net of applicable income taxes ($48 million before tax effect), for severance costs for former Allfirst employees; investment banking and other professional fees; and termination of Allfirst contracts for various services. As of December 31, 2005, there were no significant amounts of unpaid merger-related expenses or charges included in the determination of goodwill.
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
•	Commitments, contingencies and off-balance sheet arrangements — Information regarding the Company’s commitments and contingencies, including guarantees and contingent liabilities arising from litigation, and their potential effects on the Company’s results of operations is included in note 20 of Notes to Financial Statements. In addition, the Company is routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities determine that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Information regarding permanent and temporary income tax differences is presented in note 12 of Notes to Financial Statements. The recognition or de-recognition in the Company’s consolidated financial statements of assets and liabilities held by so- called variable interest entities is subject to the interpretation and application of complex accounting pronouncements or interpretations that require management to estimate and assess the probability of financial outcomes in future periods. Information relating to the Company’s involvement in such entities and the accounting treatment afforded each such involvement is included in note 18 of Notes to Financial Statements.
Overview
The Company’s net income for 2005 totaled $782 million or $6.73 of diluted earnings per common share, representing increases of 8% and 12%, respectively, from $723 million or $6.00 of diluted earnings per share in 2004. Basic earnings per common share were $6.88 in 2005, 12% higher than $6.14 in 2004. Net income in 2003 was $574 million, while diluted and basic earnings per share were $4.95 and $5.08, respectively. The after-tax impact of merger-related expenses associated with the Allfirst acquisition was $39 million ($60 million pre-tax) or $.34 of diluted earnings per share and $.35 of basic earnings per share in 2003. There were no similar expenses in either 2005 or 2004.
        Net income represented a return on average assets in 2005 of 1.44%, compared with 1.40% in 2004 and 1.27% in 2003. The return on average common stockholders’ equity was 13.49% in 2005, 12.67% in 2004 and 11.62% in 2003. Excluding the impact of merger-related expenses, the rates of return on average assets and average common equity in 2003 were 1.35% and 12.41%, respectively.
        Taxable-equivalent net interest income increased 3% to $1.81 billion in 2005 from $1.75 billion in 2004, largely due to higher average earning assets, which rose 6% to $48.1 billion in 2005 from $45.2 billion in 2004. The higher level of average earning assets was driven by increased balances of loans, leases and investment securities. Average loans and leases of $39.5 billion in 2005 were 6% higher than $37.1 billion in 2004, due to growth in commercial loans and leases of $921 million, or 10%, commercial real estate loans of $1.1 billion, or 8%, and consumer real estate loans of $814 million, or 26%, offset by a $413 million, or 4% decline in consumer loans and leases. Average balances of investment securities rose 6% to $8.5 billion in 2005 from $8.0 billion in 2004. Partially offsetting the impact of growth in earning assets was a narrowing of the net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets. The net interest margin declined

11 basis points (hundredths of one percent) to 3.77% in 2005 from 3.88% in 2004, due largely to rising short-term interest rates that produced a flattening of the yield curve in 2005 as compared with historic norms and had the effect of increasing rates paid on interest-bearing liabilities more rapidly than yields on earnings assets. Also as a result of higher average earning assets, taxable-equivalent net interest income in 2004 was 8% higher than $1.62 billion in 2003. Average earning assets in 2004 increased 14% from $39.5 billion in 2003. Average loans and leases outstanding in 2004 increased $3.2 billion, or 9%, from $34.0 billion in 2003, largely due to the full-year impact of loans obtained in the April 1, 2003 acquisition of Allfirst. Included in the 2003 average was the nine-month impact of the $10.3 billion of loans and leases obtained in the Allfirst acquisition. Net interest margin in 2004 declined 21 basis points from 4.09% in 2003, largely due to lower yields earned on loans and investment securities.
        The provision for credit losses was $88 million in 2005, down from $95 million in 2004 and $131 million in 2003. The lower levels of the provision during the past two years as compared with 2003 were reflective of favorable credit quality. Net charge-offs declined to $77 million in 2005 from $82 million in 2004 and $97 million in 2003. Net charge-offs as a percentage of average loans and leases outstanding decreased to .19% in 2005 from .22% in 2004 and .28% in 2003. The provision in each year represents the result of management’s analysis of the composition of the loan and lease portfolio and other factors, including concern regarding uncertainty about economic conditions, both nationally and in many of the markets served by the Company, and the impact of such conditions and prospects on the abilities of borrowers to repay loans.
        Noninterest income increased 1% to $950 million in 2005 from $943 million in 2004. Higher mortgage banking revenues, corporate financing advisory fees, gains on sales of commercial lease equipment and other property, and other revenues contributed to that improvement. Losses from bank investment securities in 2005 included a $29 million other-than-temporary impairment charge related to preferred stock issuances of the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). A write-down was taken on $133 million of variable-rate preferred securities held in the Company’s portfolio of available-for-sale investment securities. Although the securities are rated as investment grade, the Company recognized the impairment charge, in accordance with GAAP, in light of changing circumstances during 2005’s third quarter that included an announced further delay in FNMA’s ability to provide restated financial information about its results of operations until late 2006 and a further decline in the market value of certain of FHLMC’s preferred stock issuances despite its release of operating results. However, because the preferred securities have been held in the available-for-sale investment securities portfolio, the unrealized losses had already been recorded as reductions of other comprehensive income and, therefore, no incremental reductions of investment securities or stockholders’ equity were required. Accordingly, the accounting treatment for the impairment charge made pursuant to GAAP had no significant effect on M&T’s consolidated balance sheet. Excluding gains and losses from investment securities, noninterest income rose $38 million or 4% from 2004. Noninterest income aggregated $831 million in 2003. The increase in such income in 2004 as compared with 2003 was due to operations associated with Allfirst, specifically, the inclusion of twelve months of Allfirst-related income in 2004 compared with nine months of similar income in 2003. Excluding Allfirst-related revenues, higher levels of service charges on deposit accounts, letter of credit and other credit-related fees and insurance-related income were offset by a decline in mortgage banking revenues resulting from a lower level of loan originations in 2004.
        Noninterest expense in 2005 totaled $1.49 billion, down 2% from $1.52 billion in 2004. Noninterest expense in 2003 was $1.45 billion. Included in such amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $57 million, $75 million and $78 million in 2005, 2004 and 2003, respectively, and merger-related expenses of $60 million in 2003. As already noted, there were no merger-related expenses in 2005 or 2004. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $1.43 billion in 2005, $1.44 billion in 2004 and $1.31 billion in 2003. As compared with 2004, increases in the cost of providing health care and retirement benefits to employees and higher professional services expenses in 2005 were partially offset by a higher reversal of a portion of the valuation allowance for the impairment of capitalized residential mortgage servicing rights, due to higher residential mortgage loan interest rates. Included in 2004’s operating expenses was a $25 million tax-deductible contribution made to The M&T Charitable Foundation, a tax-exempt private charitable foundation. Excluding the impact of the charitable contribution, operating expenses in 2005 increased $13 million, or less than 1%, from 2004. A significant portion of the increase in noninterest expense in 2004 as compared with 2003 was due to operations associated with Allfirst, specifically, the inclusion of twelve months of Allfirst-related expenses in 2004 compared with nine months of similar expenses in 2003. Also contributing to the higher expenses in 2004 was the $25 million charitable contribution.
        The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), was 51.2% in 2005, improved from 53.5% in 2004 and 53.6% in 2003. If the $25 million charitable contribution was excluded from the computation, the efficiency ratio for 2004 would have been 52.6%.
Table 1
EARNINGS SUMMARY
Dollars in millions

Increase (Decrease)(a)

										Compound
2004 to 2005		2003 to 2004								Growth Rate
										5 Years
Amount	%	Amount	%		2005	2004	2003	2002	2001	2000 to 2005

$489.9	21	$173.2	8	Interest income(b)	$2,806.0	2,316.1	2,142.9	1,856.1	2,119.4	9%
430.2	76	36.4	7	Interest expense	994.4	564.2	527.8	594.5	943.6	2

59.7	3	136.8	8	Net interest income(b)	1,811.6	1,751.9	1,615.1	1,261.6	1,175.8	16
				Less: provision for
(7.0)	(7)	(36.0)	(27)	credit losses	88.0	95.0	131.0	122.0	103.5	18
				Gain (loss) on bank investment
(31.0)	—	.4	—	securities	(28.1)	2.9	2.5	(.6)	1.9	—
37.7	4	111.5	13	Other income	977.8	940.1	828.6	512.5	475.5	24
				Less:
				Salaries and employee
15.6	2	66.2	9	benefits	822.2	806.6	740.3	497.0	467.2	18
(46.6)	(7)	1.6	—	Other expense	662.9	709.5	708.0	464.6	513.4	13

				Income before
104.4	10	216.9	25	income taxes	1,188.2	1,083.8	866.9	689.9	569.1	22
				Less:
				Taxable-equivalent
—	—	1.0	6	adjustment(b)	17.3	17.3	16.3	14.0	17.5	10
44.7	13	67.3	24	Income taxes	388.7	344.0	276.7	219.1	198.5	20

$ 59.7	8	$148.6	26	Net income	$782.2	722.5	573.9	456.8	353.1	24%

(a)	Changes were calculated from unrounded amounts.

(b)	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 39% for 2005, 2004 and 2002, 36% for 2003, and 37% for 2001.
Supplemental Reporting of Non-GAAP Results of Operations
M&T has accounted for substantially all of its business combinations using the purchase method of accounting. As a result, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.0 billion at December 31, 2005 and $3.1 billion at both December 31, 2004 and 2003. Included in such intangible assets was goodwill of $2.9 billion at

December 31, 2005, 2004 and 2003. Amortization of core deposit and other intangible assets, after tax effect, totaled $35 million, $46 million and $48 million during 2005, 2004 and 2003, respectively.
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
        Net operating income rose 6% to $817 million in 2005 from $769 million in 2004. Diluted net operating earnings per share in 2005 increased to $7.03, 10% higher than $6.38 in 2004. In 2003, net operating income totaled $661 million and diluted net operating earnings per share were $5.70.
        A reconciliation of net income and diluted earnings per share with net operating income and diluted net operating earnings per share is presented in table 2.
        Expressed as a rate of return on average tangible assets, net operating income was 1.60% in 2005, compared with 1.59% in 2004 and 1.55% in 2003. Net operating return on average tangible common equity was 29.06% in 2005, compared with 28.76% and 28.49% in 2004 and 2003, respectively. Including the effect of merger-related expenses, net operating return on average tangible assets and average tangible common equity in 2003 was 1.46% and 26.80%, respectively.

        A reconciliation of average assets and equity with average tangible assets and average tangible equity is presented in table 2.
Table 2
RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2005	2004	2003

Income statement data
In thousands, except per share
Net income
Net income	$782,183	$722,521	$573,942
Amortization of core deposit and other intangible assets(a)	34,682	46,097	47,826
Merger-related expenses(a)	—	—	39,163

Net operating income	$816,865	$768,618	$660,931

Earnings per share
Diluted earnings per common share	$6.73	$6.00	$4.95
Amortization of core deposit and other intangible assets(a)	.30	.38	.41
Merger-related expenses(a)	—	—	.34

Diluted net operating earnings per share	$7.03	$6.38	$5.70

Other expense
Other expense	$1,485,142	$1,516,018	$1,448,180
Amortization of core deposit and other intangible assets	(56,805)	(75,410)	(78,152)
Merger-related expenses	—	—	(60,387)

Noninterest operating expense	$1,428,337	$1,440,608	$1,309,641

Merger-related expenses
Salaries and employee benefits	$—	$—	$8,542
Equipment and net occupancy	—	—	2,126
Printing, postage and supplies	—	—	3,216
Other costs of operations	—	—	46,503

Total	$—	$—	$60,387

Balance sheet data
In millions
Average assets
Average assets	$54,135	$51,517	$45,349
Goodwill	(2,904)	(2,904)	(2,456)
Core deposit and other intangible assets	(135)	(201)	(233)
Deferred taxes	52	—	—

Average tangible assets	$51,148	$48,412	$42,660

Average equity
Average equity	$5,798	$5,701	$4,941
Goodwill	(2,904)	(2,904)	(2,456)
Core deposit and other intangible assets	(135)	(201)	(233)
Deferred taxes	52	76	68

Average tangible equity	$2,811	$2,672	$2,320

At end of year
Total assets
Total assets	$55,146	$52,939	$49,826
Goodwill	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(108)	(166)	(241)
Deferred taxes	42	—	—

Total tangible assets	$52,176	$49,869	$46,681

Total equity
Total equity	$5,876	$5,730	$5,717
Goodwill	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(108)	(166)	(241)
Deferred taxes	42	64	70

Total tangible equity	$2,906	$2,724	$2,642

(a)	After any related tax effect.

Net Interest Income/ Lending and Funding Activities
Net interest income expressed on a taxable-equivalent basis increased 3% to $1.81 billion in 2005 from $1.75 billion in 2004, largely the result of growth in average earning assets. Such assets totaled $48.1 billion in 2005, up 6% from $45.2 billion in 2004. Increases of 6% in each of average outstanding balances of loans and leases and average balances of investment securities contributed to the increase. Partially offsetting the positive impact on taxable-equivalent net interest income of higher average earning assets was a narrowing of the Company’s net interest margin, which declined to 3.77% in 2005 from 3.88% in 2004.
        Average loans and leases outstanding in 2005 grew 6% to $39.5 billion from $37.1 billion in 2004. The Company experienced growth in most major loan categories during 2005 as compared with 2004. Average commercial loans and leases rose 10% to $10.5 billion in 2005 from $9.5 billion in 2004, reflecting, in part, a $212 million rise in average automobile floor plan loans outstanding. Commercial real estate loans averaged $14.3 billion during 2005, up 8% from $13.3 billion in 2004. Contributing to that increase were $467 million of higher average balances of construction loans to developers of residential real estate properties. Average residential real estate loan balances increased 26% to $3.9 billion in 2005 from $3.1 billion in 2004. Higher residential real estate loans held for sale by M&T Mortgage Corporation were the most significant contributor to that increase. Consumer loans and leases averaged $10.8 billion during 2005, down 4% from $11.2 billion in 2004. Average balances of automobile loans and leases decreased 16% to $3.7 billion in 2005 from $4.4 billion in 2004, largely due to the Company’s decision to not match the pricing being offered by competitors. Partially offsetting the drop in automobile loan and lease balances was a 13% rise in average outstanding balances of home equity lines of credit to $4.0 billion in 2005 from $3.5 billion in 2004.
        Taxable-equivalent net interest income rose 8% to $1.75 billion in 2004 from $1.62 billion in 2003. That improvement reflected a 14% increase in average earning assets to $45.2 billion in 2004 from $39.5 billion in 2003, partially offset by a narrowing of the Company’s net interest margin, which declined to 3.88% in 2004 from 4.09% in 2003. The growth in average earning assets reflects higher average loans and leases outstanding, which totaled $37.1 billion in 2004, up 9% from 2003’s average of $34.0 billion, and higher investment securities balances which averaged $8.0 billion in 2004, up 50% from $5.3 billion in 2003. The 2003 average loan and lease balance reflected the impact of $10.3 billion of loans obtained on April 1, 2003 in the Allfirst acquisition for the final nine months of that year, while the 2004 average balance reflected a full-year impact of Allfirst-related loans. The $10.3 billion of acquired loans were comprised of approximately $4.5 billion of commercial loans and leases (including $314 million of leveraged leases and $230 million of loans to foreign borrowers), $2.5 billion of commercial real estate loans, $383 million of residential real estate loans and $2.9 billion of consumer loans and leases.

Table 3
AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2005			2004			2003			2002			2001

	Average		Average	Average		Average	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Average balance in millions; interest in thousands)
Assets
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$10,455	$589,644	5.64%	9,534	410,258	4.30%	8,523	358,629	4.21%	5,146	261,867	5.09%	5,271	372,234	7.06%
Real estate — commercial	14,341	941,017	6.56	13,264	763,134	5.75	11,573	706,022	6.10	9,498	661,382	6.96	9,224	732,162	7.94
Real estate — consumer	3,925	235,364	6.00	3,111	184,125	5.92	3,777	232,454	6.15	4,087	285,055	6.98	4,354	328,979	7.55
Consumer	10,808	664,509	6.15	11,220	626,255	5.58	10,098	607,909	6.02	6,776	467,167	6.89	5,581	464,151	8.32

Total loans and leases, net	39,529	2,430,534	6.15	37,129	1,983,772	5.34	33,971	1,905,014	5.61	25,507	1,675,471	6.57	24,430	1,897,526	7.77

Money-market assets
Interest-bearing deposits at banks	10	169	1.64	13	65	.51	14	147	1.03	6	76	1.32	4	116	3.10
Federal funds sold and agreements to resell securities	23	808	3.55	8	134	1.60	147	1,875	1.28	272	4,455	1.63	63	2,027	3.22
Trading account	80	1,544	1.92	53	418	.79	55	647	1.18	13	247	1.86	13	413	3.16

Total money- market assets	113	2,521	2.22	74	617	.83	216	2,669	1.24	291	4,778	1.64	80	2,556	3.20

Investment securities(b)
U.S. Treasury and federal agencies	3,479	134,528	3.87	4,169	158,953	3.81	2,599	106,209	4.09	1,292	81,412	6.30	1,709	113,908	6.67
Obligations of states and political subdivisions	180	10,860	6.04	218	15,017	6.90	251	15,827	6.30	279	17,828	6.40	332	24,483	7.37
Other	4,817	227,562	4.72	3,610	157,703	4.37	2,494	113,159	4.54	1,552	76,659	4.94	1,267	80,925	6.39

Total investment securities	8,476	372,950	4.40	7,997	331,673	4.15	5,344	235,195	4.40	3,123	175,899	5.63	3,308	219,316	6.63

Total earning assets	48,118	2,806,005	5.83	45,200	2,316,062	5.13	39,531	2,142,878	5.42	28,921	1,856,148	6.42	27,818	2,119,398	7.62

Allowance for credit losses	(638)			(626)			(574)			(438)			(409)
Cash and due from banks	1,400			1,599			1,542			732			706
Other assets	5,255			5,344			4,850			2,720			2,727

Total assets	$54,135			51,517			45,349			31,935			30,842

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$400	2,182	.55	550	1,802	.33	1,021	3,613	.35	761	3,900	.51	722	8,548	1.18
Savings deposits	14,889	139,445	.94	15,305	92,064	.60	13,278	102,190	.77	8,899	107,281	1.21	7,378	134,454	1.82
Time deposits	9,158	294,782	3.22	6,948	154,722	2.23	6,638	159,700	2.41	7,398	237,001	3.20	8,906	453,940	5.10
Deposits at foreign office	3,819	120,122	3.15	3,136	43,034	1.37	1,445	14,991	1.04	569	8,460	1.49	327	11,264	3.44

Total interest- bearing deposits	28,266	556,531	1.97	25,939	291,622	1.12	22,382	280,494	1.25	17,627	356,642	2.02	17,333	608,206	3.51

Short-term borrowings	4,890	157,853	3.23	5,142	71,172	1.38	4,331	49,064	1.13	3,125	52,723	1.69	3,280	124,810	3.81
Long-term borrowings	6,411	279,967	4.37	5,832	201,366	3.45	6,018	198,252	3.29	4,162	185,149	4.45	3,538	210,581	5.95

Total interest- bearing liabilities	39,567	994,351	2.51	36,913	564,160	1.53	32,731	527,810	1.61	24,914	594,514	2.39	24,151	943,597	3.91

Noninterest-bearing deposits	8,050			8,039			6,801			3,618			3,327
Other liabilities	720			864			876			377			389

Total liabilities	48,337			45,816			40,408			28,909			27,867

Stockholders’ equity	5,798			5,701			4,941			3,026			2,975

Total liabilities and stockholders’ equity	$54,135			51,517			45,349			31,935			30,842

Net interest spread			3.32			3.60			3.81			4.03			3.71
Contribution of interest-free funds			.45			.28			.28			.33			.52

Net interest income/margin on earning assets		$1,811,654	3.77%		1,751,902	3.88%		1,615,068	4.09%		1,261,634	4.36%		1,175,801	4.23%

(a)	Includes nonaccrual loans.

(b)	Includes available for sale securities at amortized cost.

        Other than the residential real estate loan portfolio, all of the Company’s other significant loan categories (commercial loans and leases, commercial real estate loans and consumer loans and leases) experienced growth in 2004 when compared with 2003, after considering the full-year impact that the acquired Allfirst loans had on 2004’s average loan balances. Average commercial real estate loans were $13.3 billion in 2004, 15% higher than $11.6 billion in 2003. Excluding the impact of the loans in the former Allfirst regions, average balances of outstanding commercial real estate loans grew $936 million in 2004 from 2003. Average consumer loans and leases totaled $11.2 billion during 2004, up 11% from $10.1 billion in the previous year, largely the result of growth in the automobile loan and home equity line of credit portfolios. The full-year impact of Allfirst-related loans and a $362 million increase in average automobile floor plan loans were the most significant contributors to higher average commercial loans and leases, which totaled $9.5 billion in 2004, 12% above 2003’s average of $8.5 billion. Average residential real estate loans declined in 2004 due largely to customer repayments of loans and the full-year impact of two separate securitization transactions totaling $1.3 billion of such loans during 2003’s final quarter. In connection with the first 2003 securitization transaction, the Company transferred approximately $838 million of one-to-four family residential mortgage loans to a qualified special purpose trust. The Company received $112 million in cash and retained approximately 87% of the resulting securities in exchange for the loans. The Company realized a gain of $1 million on the transaction which was included in “other revenues from operations.” In 2003’s second securitization transaction and in a similar securitization transaction in 2005’s final quarter, approximately $441 million and $126 million, respectively, of one-to-four family residential mortgage loans were converted to mortgage-backed securities issued by FNMA. All of those mortgage-backed securities were retained by the Company and, accordingly, no gain or loss was recognized. In each securitization, the retained securities were added to the Company’s portfolio of investment securities classified as available for sale. There were no comparable securitization transactions in 2004.
        In accordance with GAAP, the qualified special purpose trust related to the first 2003 mortgage loan securitization transaction is not included in the Company’s consolidated financial statements. Management believes that the resulting mortgage-backed securities provide enhanced liquidity opportunities to the Company because the securities may be more readily pledged to secure borrowings or sold than the underlying loans could be. Additionally, under present regulatory risk-based capital rules, the Company is generally required to maintain higher levels of regulatory capital when directly investing in residential real estate loans than when investing in government-guaranteed or highly-rated, privately-placed mortgage-backed securities. Additional information about these transactions and qualified special purpose trusts is included in note 18 of Notes to Financial Statements. Information about the Company’s regulatory capital requirements is included in note 22 of Notes to Financial Statements.

        Table 4 summarizes average loans and leases outstanding in 2005 and percentage changes in the major components of the portfolio over the past two years.
Table 4
AVERAGE LOANS AND LEASES
(Net of unearned discount)

		Percent Increase (Decrease) from

	2005	2004 to 2005	2003 to 2004

	(Dollars in
	millions)
Commercial, financial, etc.	$10,455	10%	12%
Real estate — commercial	14,341	8	15
Real estate — consumer	3,925	26	(18)
Consumer
Automobile	3,716	(16)	10
Home equity lines	4,008	13	25
Home equity loans	1,271	(17)	(6)
Other	1,813	6	7

Total consumer	10,808	(4)	11

Total	$39,529	6%	9%

        Commercial loans and leases, excluding loans secured by real estate, totaled $10.9 billion at December 31, 2005, or 27% of total loans and leases. Table 5 presents such commercial loans and leases as of December 31, 2005 by geographic area, size, and whether the loans are secured by collateral or unsecured. Of the $10.9 billion of commercial loans and leases outstanding at the 2005 year-end, approximately $9.0 billion, or 82%, were secured, while 47%, 26% and 13% were granted to businesses in New York State, Pennsylvania and Maryland, respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2005 aggregated $1.1 billion of which 39% were secured by collateral located in New York State, 10% secured by collateral in Maryland, and 13% secured by collateral in Pennsylvania.
        International loans included in commercial loans and leases totaled $217 million and $230 million at December 31, 2005 and 2004, respectively. The Company participates in the insurance and guarantee programs of the Export-Import Bank of the United States. These programs provide U.S. government repayment coverage of 90% to 100% on loans supporting foreign borrowers’ purchases of U.S. goods and services. The loans generally range from $500 thousand to $10 million. The outstanding balances of loans under this program at December 31, 2005 and 2004 were $200 million and $204 million, respectively. The Company’s commercial aircraft lease portfolio totaled $59 million at December 31, 2005 and $82 million at December 31, 2004. At December 31, 2005 AIB was obligated to indemnify the Company for losses on approximately $32 million of those aircraft leases. The Company has decided not to pursue growing the commercial aircraft component of the lease portfolio.

Table 5
COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT
(Excluding Loans Secured by Real Estate)
December 31, 2005

	Percent of Dollars Outstanding by Loan Size

	Outstandings	$0-1	$1-5	$5-10	$10-15	$15+

	(Dollars in millions)
New York State
Secured	$3,870	24%	23%	15%	5%	8%
Unsecured	875	5	7	3	2	—
Leases	429	4	3	1	—	—

Total New York State	5,174	33%	33%	19%	7%	8%

Pennsylvania
Secured	2,273	28%	24%	15%	6%	9%
Unsecured	365	5	5	2	1	1
Leases	149	2	1	—	—	1

Total Pennsylvania	2,787	35%	30%	17%	7%	11%

Maryland
Secured	972	29%	20%	8%	4%	6%
Unsecured	355	6	6	2	1	10
Leases	111	5	2	1	—	—

Total Maryland	1,438	40%	28%	11%	5%	16%

Other
Secured	737	10%	19%	12%	2%	5%
Unsecured	365	9	5	3	—	7
Leases	419	6	9	6	5	2

Total other	1,521	25%	33%	21%	7%	14%

Total commercial loans and leases	$10,920	33%	31%	18%	7%	11%

        Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 60% of the loan and lease portfolio during 2005, compared with 58% in each of 2004 and 2003. At December 31, 2005, the Company held approximately $14.5 billion of commercial real estate loans, $4.4 billion of consumer real estate loans secured by one-to-four family residential properties and $5.3 billion of outstanding balances of home equity loans and lines of credit, compared with $14.0 billion, $3.3 billion and $5.2 billion, respectively, at December 31, 2004.
        A significant portion of commercial real estate loans originated by the Company are secured by properties in the New York City metropolitan area, including areas in neighboring states generally considered to be within commuting distance of New York City, and other areas of New York State where the Company operates. Commercial real estate loans are also originated through the Company’s offices in Pennsylvania, Maryland, Virginia, Washington, D.C., Oregon and West Virginia. Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then current market rate of interest. The Company also originates fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately ten years, and adjustable-rate commercial real estate loans. Excluding construction loans, adjustable-rate commercial real estate loans represented approximately 42% of the commercial real estate loan portfolio as of December 31, 2005. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2005. Of the $4.6 billion of commercial real estate loans in the New York City metropolitan area, approximately 34% were secured by multifamily residential properties, 41% by retail space and 10% by office space. The Company’s experience has been that office space and retail properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 49% of the aggregate dollar amount of New York City-area loans were for loans with outstanding balances of $5 million or less, while loans of more than $15 million made up approximately 21% of the total.
Table 6
COMMERCIAL REAL ESTATE LOANS
(Net of unearned discount)
December 31, 2005

	Percent of Dollars Outstanding by Loan Size

	Outstandings	$0-1	$1-5	$5-10	$10-15	$15+

	(Dollars in millions)
Metropolitan New York City
Apartments/ Multifamily	$1,538	4%	16%	6%	3%	5%
Office	442	1	3	3	1	2
Retail/ Services	1,860	3	14	9	3	12
Construction	173	—	1	1	—	1
Industrial	121	1	1	1	—	—
Other	436	1	4	2	1	1

Total Metropolitan New York City	4,570	10%	39%	22%	8%	21%

Other New York State
Apartments/ Multifamily	323	3%	3%	1%	1%	1%
Office	978	8	12	6	—	1
Retail/ Services	942	9	10	3	2	2
Construction	313	1	4	1	2	1
Industrial	273	4	4	—	—	—
Other	751	7	8	2	1	3

Total other New York State	3,580	32%	41%	13%	6%	8%

Pennsylvania
Apartments/ Multifamily	307	4%	4%	1%	2%	2%
Office	430	7	6	2	2	—
Retail/ Services	521	7	10	2	1	1
Construction	129	1	2	2	—	—
Industrial	327	4	6	1	1	1
Other	762	16	12	2	1	—

Total Pennsylvania	2,476	39%	40%	10%	7%	4%

Maryland
Apartments/ Multifamily	203	1%	2%	2%	—%	7%
Office	370	9	6	3	1	2
Retail/ Services	230	4	3	3	1	2
Construction	400	1	6	9	—	7
Industrial	119	2	4	1	—	—
Other	416	8	10	2	1	3

Total Maryland	1,738	25%	31%	20%	3%	21%

Other
Apartments/ Multifamily	225	1%	3%	3%	1%	2%
Office	186	1	2	1	2	3
Retail/ Services	637	2	6	8	6	7
Construction	736	9	11	6	1	7
Industrial	136	1	2	1	2	—
Other	265	2	5	3	2	—

Total other	2,185	16%	29%	22%	14%	19%

Total commercial real estate loans	$14,549	23%	37%	17%	8%	15%

        Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania, Maryland and other areas tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business. Approximately 73% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the metropolitan New York City area were for loans with outstanding balances of $5 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and Maryland, approximately 79% and 56%, respectively, were for loans with outstanding balances of $5 million or less.
        Commercial real estate loans secured by properties located outside of Pennsylvania, Maryland, New York State and areas of states neighboring New York considered to be part of the New York City metropolitan area, comprised 15% of total commercial real estate loans as of December 31, 2005.
        Commercial real estate construction loans presented in table 6 totaled $1.8 billion at December 31, 2005, or 4% of total loans and leases. Approximately 97% of those construction loans had adjustable interest rates. Included in such loans at December 31, 2005 were $926 million of loans to developers of residential real estate properties. The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes including the construction of office buildings, multi-family residential housing, retail space and other commercial development.
        M&T Realty Capital Corporation, one of the Company’s commercial real estate lending subsidiaries, participates in the FNMA Delegated Underwriting and Servicing (“DUS”) program, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by FNMA and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of outstanding principal. Accordingly, at December 31, 2005 and 2004 approximately $941 million and $926 million, respectively, of commercial real estate loan balances serviced for others had been sold with recourse. There have been no material losses incurred as a result of those recourse arrangements. Commercial real estate loans held for sale at December 31, 2005 and 2004 were $199 million and $61 million, respectively.
        Commercial real estate loans serviced for other investors by the Company were $4.3 billion and $4.1 billion at December 31, 2005 and 2004, respectively. Those serviced loans are not included in the Company’s consolidated balance sheet.
        Real estate loans secured by one-to-four family residential properties totaled $4.4 billion at December 31, 2005, including approximately 37% secured by properties located in New York State, 13% secured by properties located in Pennsylvania and 9% secured by properties located in Maryland. At December 31, 2005, $1.2 billion of residential real estate loans were held for sale, compared with $790 million at December 31, 2004. Loans to finance the construction of one-to-four family residential properties totaled $583 million at December 31, 2005, or approximately 1% of total loans and leases, compared with $431 million or 1% at December 31, 2004.
        Consumer loans and leases represented approximately 27% of the average loan portfolio during 2005, compared with 30% in both 2004 and 2003. The two largest components of the consumer loan portfolio are automobile loans and leases and outstanding balances of home equity lines of credit. Average balances of home equity lines of credit outstanding represented approximately 10% of average loans outstanding in 2005 and 2004. Automobile loans and leases represented approximately 9% of the Company’s average loan portfolio during 2005, down from 12% in 2004. No other consumer loan product represented more than 4% of average loans outstanding in 2005. Approximately 55% of home equity lines of credit outstanding at December 31, 2005 were secured by properties in New York State and 18% and 22% were secured by properties in Pennsylvania and Maryland, respectively. Average outstanding balances on home equity lines of credit totaled $4.0 billion in 2005, 13% higher than $3.5 billion in 2004. The Company continues to pursue growing this portfolio, which has historically experienced a lower level of credit losses than other types of consumer loans. At December 31, 2005, 31% and 35% of the automobile loan and lease portfolio were to customers residing in New York State and Pennsylvania, respectively. Although automobile loans and leases have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Since mid-2004, the Company has experienced a general slowdown in its automobile loan origination business, resulting from increased competition from other lenders, including financing incentives offered by automobile manufacturers. The Company chose not to match the pricing being offered by many competitors.
        The average outstanding balance of automobile leases was approximately $137 million in 2005, $308 million in 2004 and $527 million in 2003. The Company ceased origination of automobile leases during 2003. The decision to cease origination of automobile leases did not have a significant impact on the Company’s results of operations. At December 31, 2005 and 2004, outstanding automobile leases totaled $85 million and $205 million, respectively.
        Table 7 presents the composition of the Company’s loan and lease portfolio at December 31, 2005, including outstanding balances to businesses and consumers in New York State, Pennsylvania, Maryland and other states. Approximately 47% of total loans and leases at the 2005 year-end were to New York State customers, while 22% and 13% were to Pennsylvania and Maryland customers, respectively.
Table 7
LOANS AND LEASES, NET OF UNEARNED DISCOUNT
December 31, 2005

		Percent of Dollars Outstanding

		New York
	Outstandings	State	Pennsylvania	Maryland	Other

	(Dollars in millions)
Real estate
Residential	$4,397	37%	13%	9%	41%
Commercial	14,549	56 (a)	17	12	15

Total real estate	18,946	52%	16%	11%	21%

Commercial, financial, etc.	9,812	48%	27%	14%	11%
Consumer
Secured or guaranteed	10,134	41%	28%	14%	17%
Unsecured	246	44	25	27	4

Total consumer	10,380	41%	28%	15%	16%

Total loans	39,138	48%	22%	13%	17%

Leases
Commercial	1,108	39%	13%	10%	38%
Consumer	85	22	47	1	30

Total leases	1,193	38%	16%	9%	37%

Total loans and leases	$40,331	47%	22%	13%	18%

(a)	Includes loans secured by properties located in neighboring states generally considered to be within commuting distance of New York City.
        Average balances of investment securities were $8.5 billion in 2005, compared with $8.0 billion and $5.3 billion in 2004 and 2003, respectively. The increase from 2004 to 2005 was the result of net purchases in late 2004 and in 2005 consisting largely of collateralized residential mortgage obligations. The retention of mortgage-backed securities related to securitizations of residential real estate loans added approximately $1.2 billion, $1.5 billion and $817 million to average investment securities in 2005, 2004 and 2003, respectively. Also contributing to 2004’s higher average balance were purchases of residential mortgage-backed securities and collateralized mortgage obligations during the year. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination. The Company regularly reviews its investment securities for declines in value below amortized cost that might be other than temporary. As of December 31, 2005 and 2004, the Company concluded that such declines were temporary in nature. As previously discussed, events occurring during 2005’s third quarter resulted in the Company recognizing an other-than-temporary impairment charge of $29 million related to preferred securities of FNMA and FHLMC. Additional information about the investment securities portfolio is included in note 3 of Notes to Financial Statements.
        Money-market assets are comprised of interest-earning deposits at banks, interest-earning trading account assets, federal funds sold and agreements to resell securities. Average money-market assets were $113 million in 2005, $74 million in 2004 and $216 million in 2003. The amounts of investment securities and money-market assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.
        Core deposits represent the most significant source of funding for the Company and are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Also included in core deposits are certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, N.A. Core deposits averaged $27.9 billion in 2005, $28.1 billion in 2004 and $25.8 billion in 2003. Core deposits assumed in connection with the Allfirst acquisition totaled approximately $10.7 billion on April 1, 2003. The rise in average balances of time deposits less than $100,000 in 2005 as compared with 2004 was due, in part, to higher interest rates, as customers shifted their funds from savings and non-interest bearing deposit accounts to time deposits. Due to the historically low interest rate environment in 2003 and for much of 2004, the Company experienced a significant shift in the composition of core deposits in those years. Reflecting a change in customer saving trends, average core savings and noninterest-bearing deposits rose during those periods, while average time deposits under $100,000 decreased, exclusive of the impact of core deposits obtained in the Allfirst acquisition. Average core deposits of M&T Bank, N.A. were $216 million in 2005, $223 million in 2004 and $267 million in 2003. Funding provided by core deposits represented 58% of average earning assets in 2005, compared with 62% in 2004 and 65% in 2003. Table 8 summarizes average core deposits in 2005 and percentage changes in the components of such deposits over the past two years.
Table 8
AVERAGE CORE DEPOSITS

		Percentage Increase (Decrease) from

	2005	2004 to 2005	2003 to 2004

	(Dollars in
	millions)
NOW accounts	$400	(27)%	(46)%
Savings deposits	14,827	(3)	15
Time deposits under $100,000	4,624	8	(10)
Noninterest-bearing deposits	8,050	—	18

Total	$27,901	(1)%	9%

        The Company also obtains funding through domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $1.8 billion in 2005, and $1.2 billion in each of 2004 and 2003. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $3.8 billion in 2005, $3.1 billion in 2004 and $1.4 billion in 2003. Average brokered time deposits totaled $2.7 billion in 2005, compared with $1.4 billion in 2004 and $643 million in 2003, and at December 31, 2005 and 2004 were $3.7 billion and $1.9 billion, respectively. The weighted-average remaining term to maturity of brokered time deposits at December 31, 2005 was 15 months. Certain of these brokered deposits have provisions that allow for early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $515 million of brokered time deposits. The Company also had brokered money-market deposit accounts, which averaged $62 million, $57 million and $70 million in 2005, 2004 and 2003, respectively. Offshore branch deposits and brokered deposits have been used by the Company as an alternative to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for such deposits, and the cost of funds available from alternative sources at the time.
        The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York, Pittsburgh and Atlanta (together, the “FHLB”), and others as sources of funding. The average balance of short-term borrowings was $4.9 billion in 2005, $5.1 billion in 2004 and $4.3 billion in 2003. Unsecured federal funds borrowings, which generally mature daily, included in short-term borrowings averaged $4.1 billion, $4.3 billion and $3.0 billion in 2005, 2004 and 2003, respectively. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained daily from a wide variety of banks and other financial institutions. Amounts borrowed from the FHLB and included in short-term borrowings averaged $439 million in 2003, while there were no similar short-term borrowings from the FHLB during 2005 or 2004. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. Additional information about M&T Auto Receivables I, LLC and the revolving borrowing agreement is included in note 18 of Notes to Financial Statements.
        Long-term borrowings averaged $6.4 billion in 2005, $5.8 billion in 2004 and $6.0 billion in 2003. Included in average long-term borrowings were amounts borrowed from the FHLB of $3.8 billion in 2005, $3.3 billion in 2004 and $3.9 billion in 2003, and subordinated capital notes of $1.3 billion in 2005 and 2004, and $1.2 billion in 2003. In December 2005, M&T Bank exchanged $363 million of its 8.0% subordinated notes due 2010 for $409 million of subordinated notes bearing a fixed coupon rate of interest of 5.585% through December 27, 2015 and a variable rate of interest equal to one-month LIBOR plus 1.215% from December 28, 2015 to the maturity date of December 28, 2020. Beginning December 28, 2015, the Company may, at its option and subject to prior regulatory approval, redeem some or all of the new notes on any interest payment date. In accordance with GAAP, the Company accounted for the exchange as a modification of debt terms and not as an extinguishment of debt because, among other factors, the present value of the cash flows under the terms of the new subordinated notes was not at least ten percent different from the present value of the remaining cash flows under the original terms of the exchanged subordinated notes. Coincident with the exchange, the Company terminated $363 million out of a total notional amount of $500 million of interest rate swap agreements that were used to hedge the 8.0% subordinated notes. Under the terms of the swap agreements, the Company pays a variable rate of interest and receives a fixed rate. The Company paid $15 million to terminate the $363 million notional amount of the interest rate swap agreements. A hedge valuation adjustment of $15 million related to the $363 million of exchanged subordinated notes continues to be part of the carrying value of the new subordinated notes and will be amortized to interest expense over the period to expected maturity of the new notes. The new subordinated notes have an effective rate of 7.76%. The $137 million notional amount of the interest rate swap agreement that was not terminated continues to hedge the remaining $137 million of 8.0% subordinated notes. Further information on interest rate swap agreements is provided in note 17 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $711 million and $710 million in 2005 and 2004, respectively. Trust preferred securities associated with junior subordinated debentures of M&T included in average long-term borrowings in 2003 totaled $595 million. Additional information regarding junior subordinated debentures, as well as information regarding contractual maturities of long-term borrowings, is provided in note 9 of Notes to Financial Statements.
        In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities as described herein, changes in interest rates and spreads can impact net interest income. During 2005, the Federal Reserve raised its benchmark overnight federal funds target rate eight times, each increase representing a 25 basis point increment over the previously effective target rate. Those interest rate increases resulted in a more rapid rise in rates paid on interest-bearing liabilities, most notably short-term borrowings, than in the yields on earning assets, and contributed to a flattening of the yield curve. That flattening removed much of the differential between longer-term interest rates and shorter-term interest rates. The result of these conditions was a contraction of the net interest spread from 2004 to 2005. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.32% in 2005, down from 3.60% in 2004. The yield on earning assets during 2005 was 5.83%, up 70 basis points from 5.13% in 2004, while the rate paid on interest-bearing liabilities increased 98 basis points to 2.51% from 1.53% in 2004.
        The yield on the Company’s earning assets decreased 29 basis points in 2004 from 5.42% in 2003, while the rate paid on interest-bearing liabilities in 2004 was down 8 basis points from 1.61%. During the period from June 30, 2004 through December 31, 2004, the Federal Reserve raised its federal funds target rate five times, in 25 basis point increments over the previously effective target rate. Lower rates earned on assets, including commercial real estate and automobile loans and investment securities, combined with short-term liabilities that repriced more rapidly than many of the Company’s variable rate earning assets, caused a contraction of the net interest spread from 2003 to 2004. As a result, the Company’s net interest spread decreased from 3.81% in 2003 to 3.60% in 2004.
        Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $8.6 billion in 2005, compared with $8.3 billion in 2004 and $6.8 billion in 2003. The significant increase in such funds in 2004 as compared with 2003 was largely due to the full-year impact of the Allfirst acquisition and growth in other noninterest-bearing deposits. Goodwill and core deposit and other intangible assets averaged $3.0 billion in 2005, $3.1 billion in 2004 and $2.7 billion in 2003. The cash surrender value of bank owned life insurance averaged $1.0 billion in 2005, $974 million in 2004 and $858 million in 2003. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .45% in 2005, and .28% in both 2004 and 2003. The rise in the contribution to net interest margin ascribed to net interest-free funds in 2005 as compared with 2004 and 2003 resulted largely from the impact of higher interest rates on interest-bearing liabilities used to value such contribution.
        Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.77% in 2005, compared with 3.88% in 2004 and 4.09% in 2003. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In general, the Company’s net interest margin has been declining since the Federal Reserve began raising interest rates in June 2004. Continued pressure on the Company’s net interest margin is expected until the Federal Reserve slows or stops increasing interest rates.

        Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes as of December 31, 2005 was $652 million. Under the terms of these swap agreements, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates and makes payments at variable rates.
        As of December 31, 2005, all of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized in 2005, 2004 and 2003 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented a loss of approximately $9 million and $4 million at December 31, 2005 and 2004, respectively. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 9.
Table 9
INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31

	2005		2004		2003

	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)

	(Dollars in thousands)
Increase (decrease) in:
Interest income	$—	—%	$—	—%	$—	—%
Interest expense	(5,526)	(.01)	(18,276)	(.05)	(17,327)	(.05)

Net interest income/margin	$5,526	.01%	$18,276	.04%	$17,327	.05%

Average notional amount	$767,175		$696,284		$688,603
Rate received(b)		6.62%		6.98%		6.06%
Rate paid(b)		5.90%		4.35%		3.55%

(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.

(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during year.
Provision For Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. Reflecting continued improvement in credit quality factors, the provision for credit losses was $88 million in 2005, down from $95 million in 2004 and $131 million in 2003. Net loan charge-offs declined to $77 million in 2005 from $82 million and $97 million in 2004 and 2003, respectively. Net loan charge-offs as a percentage of average loans outstanding were ..19% in 2005, compared with .22% in 2004 and .28% in 2003. A summary of loan charge-offs, provision and allowance for credit losses is presented in table 10.
Table 10
LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Allowance for credit losses beginning balance	$626,864	$614,058	$436,472	$425,008	$374,703
Charge-offs during year
Commercial, financial, agricultural, etc.	32,210	33,340	44,782	57,401	35,555
Real estate — construction	—	—	2	88	—
Real estate — mortgage	4,708	10,829	13,999	13,969	13,849
Consumer	70,699	74,856	68,737	53,124	44,750

Total charge-offs	107,617	119,025	127,520	124,582	94,154

Recoveries during year
Commercial, financial, agricultural, etc.	6,513	13,581	12,517	3,129	3,949
Real estate — construction	—	—	4	—	—
Real estate — mortgage	3,887	4,051	3,436	2,333	4,027
Consumer	20,330	19,700	15,047	11,370	10,871

Total recoveries	30,730	37,332	31,004	16,832	18,847

Net charge-offs	76,887	81,693	96,516	107,750	75,307
Provision for credit losses	88,000	95,000	131,000	122,000	103,500
Allowance for credit losses acquired during the year	—	—	146,300	—	22,112
Allowance related to loans sold or securitized	(314)	(501)	(3,198)	(2,786)	—

Allowance for credit losses ending balance	$637,663	$626,864	$614,058	$436,472	$425,008

Net charge-offs as a percent of:
Provision for credit losses	87.37%	85.99%	73.68%	88.32%	72.76%
Average loans and leases, net of unearned discount	.19%	.22%	.28%	.42%	.31%
Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.58%	1.63%	1.72%	1.70%	1.69%
        Nonperforming loans, consisting of nonaccrual and restructured loans, aggregated $156 million or .39% of outstanding loans and leases at December 31, 2005, compared with $172 million or .45% at December 31, 2004 and $240 million or .67% at December 31, 2003. The lower level of nonperforming loans at the 2005 year-end as compared with a year earlier reflects an overall improvement in borrower repayment performance. In addition to a general improvement in repayment performance by borrowers, the sale of two large commercial loans during 2004 for cash equal to the $37 million carrying value of the loans contributed to the decrease in the amount of loans classified as nonperforming at December 31, 2004 as compared with December 31, 2003.
        Accruing loans past due 90 days or more were $129 million or .32% total loans and leases at December 31, 2005, compared with $155 million at each of December 31, 2004 and 2003, representing .40% and .43% of total loans and leases at those respective dates. Those loans included $106 million, $121 million and $125 million at December 31, 2005, 2004 and 2003, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $79 million at December 31, 2005, $104 million at December 31, 2004 and $122 million at December 31, 2003. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $26 million at December 31, 2005, compared with $17 million and $1 million at December 31, 2004 and 2003, respectively. A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in table 11.
Table 11
NONPERFORMING ASSETS AND PAST DUE LOAN DATA

December 31	2005	2004	2003	2002	2001

	(Dollars in thousands)
Nonaccrual loans	$141,067	$162,013	$232,983	$207,038	$180,344
Renegotiated loans	15,384	10,437	7,309	8,252	10,128

Total nonperforming loans	156,451	172,450	240,292	215,290	190,472
Real estate and other assets owned	9,486	12,504	19,629	17,380	16,387

Total nonperforming assets	$165,937	$184,954	$259,921	$232,670	$206,859

Accruing loans past due 90 days or more(a)	$129,403	$154,590	$154,759	$153,803	$146,899
Government guaranteed loans included in totals above:
Nonperforming loans	$13,845	$15,273	$19,355	$11,885	$10,196
Accruing loans past due 90 days or more	105,508	120,700	124,585	129,114	113,600
Nonperforming loans to total loans and leases, net of unearned discount	.39%	.45%	.67%	.84%	.76%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.41%	.48%	.73%	.90%	.82%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.32%	.40%	.43%	.60%	.58%

(a)	Predominately residential mortgage loans.

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
        Commercial loans and leases charged-off during 2005, net of recoveries, were $26 million, compared with $20 million in 2004 and $32 million in 2003. Nonperforming commercial loans and leases aggregated $39 million at December 31, 2005, $45 million a year earlier and $105 million at December 31, 2003. As noted earlier, the decreases in such loans largely reflect improvement in the repayment performance of borrowers.
        Net recoveries of commercial real estate loans during 2005 totaled $1 million, compared with net charge-offs in 2004 and 2003 of $3 million and $6 million, respectively. Commercial real estate loans classified as nonperforming totaled $44 million at December 31, 2005, compared with $45 million at December 31, 2004 and $48 million at December 31, 2003.
        Net charge-offs of residential real estate loans during 2005 were $2 million, compared with $4 million in 2004 and $5 million in 2003. Nonperforming residential real estate loans at 2005’s year-end totaled $29 million, compared with $44 million and $51 million at December 31, 2004 and 2003, respectively. Residential real estate loans past due 90 days or more and accruing interest aggregated $96 million, $127 million and $141 million at December 31, 2005, 2004 and 2003, respectively. As already noted, a substantial portion of such amounts related to guaranteed loans repurchased from government-related entities.
        During 2005, net charge-offs of consumer loans and leases totaled $50 million, representing .47% of average consumer loans and leases outstanding, compared with $55 million or ..49% in 2004 and $54 million or .53% in 2003. Indirect automobile loans and leases represented the most significant category of consumer loan charge-offs in each of the past three years. Charge-offs of indirect automobile loans and leases during each of 2005 and 2004, net of recoveries, were $37 million, and in 2003 were $32 million. Nonperforming consumer loans and leases were $44 million at December 31, 2005, representing .42% of outstanding consumer loans and leases, compared with $38 million or ..35% at December 31, 2004 and $36 million or .33% at December 31, 2003. Consumer loans and leases past due 90 days or more and accruing interest totaled $1 million at December 31, 2005, $2 million at December 31, 2004 and $3 million at December 31, 2003.
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
        Management cautiously and conservatively evaluated the allowance for credit losses as of December 31, 2005 in light of (i) the sluggish pace of economic growth in many of the markets served by the Company; (ii) continuing weakness in industrial employment in upstate New York and central

Pennsylvania; and (iii) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies. Although the 2006 economic outlook predicts moderate national growth with inflation expected to be reasonably well contained, concerns exist about higher energy prices; a waning housing boom; Federal Reserve tightening of monetary policy; the underlying impact on businesses’ operations and abilities to repay loans resulting from rising interest rates; sluggish job creation, which could cause consumer spending to slow; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and sluggish commercial loan demand in many market areas served by the Company.
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
        For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan by loan analysis of all commercial and commercial real estate loans which are in nonaccrual status. Specific loss components are also established for certain classified commercial loans and leases and commercial real estate loans greater than $350,000 when it is determined that there is a differing risk of loss than otherwise prescribed under the inherent base level loss component calculation. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. Impaired loans, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended, are evaluated for specific loss components. Except for consumer loans and leases and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively, the Company considers a loan to be impaired for purposes of applying SFAS No. 114 when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired for purposes of applying SFAS No. 114.
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
        The inherent unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable. The inherent unallocated allowance includes management’s subjective determination of amounts necessary for such things as economic uncertainties; customer, industry and geographic concentrations; and expansion into new products and market areas. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable resulting from (i) comparatively poorer economic conditions and an unfavorable business climate in many market regions served by the Company, specifically the western and central portions of New York State and Pennsylvania, that resulted in such regions experiencing significantly poorer economic growth and vitality as compared with much of the rest of the country; (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular the large concentration of commercial real estate loans secured by properties in the New York City metropolitan area and other areas of New York State; (iii) the effect of expansion into new markets, including market areas entered through acquisitions, for which the Company does not have the same degree of familiarity and experience regarding portfolio performance in changing market conditions; (iv) the introduction of new loan and lease product types, including loans and leases to foreign and domestic borrowers obtained through acquisitions; (v) additional risk associated with the Company’s portfolio of consumer loans, in particular automobile loans and leases, which generally have higher rates of loss than other types of collateralized loans; and (vi) the possible use of imprecise estimates in determining the allocated portion of the allowance.
        Commercial real estate valuations include many assumptions and, as a result, can be highly subjective. Specifically, commercial real estate values in the New York City metropolitan area can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Economic indicators in the most significant market regions served by the Company were mixed during 2005. Private sector job growth in the upstate New York market was 0.6%, or one-third the national average. The manufacturing-oriented metropolitan areas of Buffalo, Rochester and Binghamton continued to experience weakness, including continued industrial downsizing. Job growth in areas of Pennsylvania served by the Company also lagged the national average. In contrast, job growth was higher than the national average in the Hudson Valley region of New York State (1.8%), Maryland (2.4%) and Northern Virginia (4.0%) in 2005. These mixed signals on private sector job growth, combined with concerns about higher interest rates, high levels of consumer indebtedness, high energy prices, weak population growth in the upstate New York and central Pennsylvania regions that lagged national population growth trends and other factors, continue to indicate an environment of economic uncertainty, particularly in the markets served by the Company in New York and Pennsylvania where more than two-thirds of its lending business is conducted.
        A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 12. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components. As described in note 4 of Notes to Financial Statements, loans considered impaired pursuant to the requirements of SFAS No. 114 were $93 million at December 31, 2005 and $106 million at December 31, 2004. The allocated portion of the allowance for credit losses related to impaired loans totaled $15 million at December 31, 2005 and $17 million at December 31, 2004. The unallocated portion of the allowance for credit losses was equal to .51% and .42% of gross loans outstanding at December 31, 2005 and 2004, respectively. The increase in the unallocated portion of the allowance for credit losses from the end of 2004 to December 31, 2005 was largely attributable to the factors described herein, including the significantly poorer economic environment and performance in many of the major market regions served by the Company, the uncertain impact that significantly higher interest rates and energy prices were having on the economy, in general, and on borrowers’ abilities to repay loans, and management’s lack of familiarity and long-term experience evaluating the impact of changing economic conditions on the performance of borrowers located in market areas entered through the Allfirst acquisition. Given the prolonged underperformance of the economies of many of the regions served by the Company over a number of years and the significant size of the loan portfolio in the Company’s new market regions entered through the Allfirst acquisition, management deliberately remained cautious and conservative in establishing the unallocated portion of the allowance for credit losses. Given the Company’s high concentration of commercial loans and commercial real estate loans in New York State, including the upstate New York region, and central Pennsylvania, and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Nevertheless, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category.
Table 12
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2005	2004	2003	2002	2001

	(Dollars in thousands)
Commercial, financial, agricultural, etc.	$136,852	$147,550	$186,902	$120,627	$130,156
Real estate	161,003	166,910	170,493	152,758	139,848
Consumer	133,541	148,591	152,759	113,711	94,710
Unallocated	206,267	163,813	103,904	49,376	60,294

Total	$637,663	$626,864	$614,058	$436,472	$425,008

As a percentage of gross loans
and leases outstanding

Commercial, financial, agricultural, etc.	1.23%	1.45%	1.99%	2.23%	2.50%
Real estate	.85	.96	1.10	1.17	1.00
Consumer	1.27	1.33	1.37	1.51	1.52
        Management believes that the allowance for credit losses at December 31, 2005 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $638 million or 1.58% of total loans and leases at December 31, 2005, compared with $627 million or 1.63% at December 31, 2004 and $614 million or 1.72% at December 31, 2003. The decline in the level of the allowance as a percentage of outstanding loans and leases since the 2003 year end reflects continued improvement in certain credit factors, including the already discussed decreases in net charge-offs and nonperforming loans. Should the various credit factors considered by management in establishing the allowance for credit losses reflect sustained positive trends and should management’s assessment of losses inherent in the loan portfolios decline, the level of the allowance as a percentage of loans will decrease in future periods. The ratio of the allowance to nonperforming loans at the end of 2005, 2004 and 2003 was 408%, 364% and 256%, respectively. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
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
        The scenario analyses resulted in an additional $45 million in losses that could be identifiable under the assumptions for credit deterioration, whereas under the assumptions for credit improvement a $14 million reduction in such losses could occur. These examples are only a few of numerous reasonably possible scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses based on changes in assumptions and other factors.
        Commercial real estate loans secured by multifamily properties and properties used in providing retail goods and services in the New York City metropolitan area represented 4% and 5%, respectively, of loans outstanding at December 31, 2005. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2005. Outstanding loans to foreign borrowers were $217 million at December 31, 2005, or .5% of total loans and leases.
        Assets acquired in settlement of defaulted loans totaled $9 million at December 31, 2005, compared with $13 million and $20 million at December 31, 2004 and 2003, respectively.
Other Income
Other income totaled $950 million in 2005, compared with $943 million in 2004. Higher mortgage banking revenues, corporate financing advisory fees, gains on sales of commercial lease equipment and other property, and other revenues were offset by losses from investment securities, which reflect the already discussed $29 million other-than-temporary impairment charge related to the Company’s investment in certain preferred stock issuances of FNMA and FHLMC. Excluding gains and losses from investment securities, other income in 2005 rose $38 million or 4% from 2004. Other income in 2004 increased 13% from the $831 million earned in 2003. The rise in such income in 2004 over the prior year was attributable to the full-year impact of revenues related to operations or market areas associated with the former Allfirst franchise. Excluding Allfirst-related revenues, higher levels of service charges on deposit accounts, letter of credit and other credit-related fees and insurance-related sales commissions and other revenues were offset by a decline in mortgage banking revenues.
        Mortgage banking revenues were $136 million in 2005, compared with $124 million in 2004 and $149 million in 2003. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities are largely comprised of the origination, sales and servicing of loans in conjunction with the FNMA DUS program.
        Residential mortgage banking revenues, consisting of gains from sales of residential mortgage loans and loan servicing rights, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, rose 7% to $107 million in 2005 from $100 million in 2004. Higher origination activity in 2005 as compared with 2004 was the most significant factor contributing to the increase in revenues. Residential mortgage banking revenues in 2004 were 23% lower than the $129 million earned in 2003, primarily due to lower levels of loan originations. Also contributing to 2004’s decreased revenues was the adoption of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” In March 2004, the SEC issued SAB No. 105, which provides guidance regarding the accounting for loans held for sale and loan commitments accounted for as derivative instruments. In accordance with SAB No. 105, effective April 1, 2004, value ascribable to loan cash flows that will ultimately be realized in connection with mortgage servicing activities should not be included in the determination of fair value of loans held for sale or commitments to originate loans for sale, but rather should only be recognized at the time the underlying mortgage loans are sold. The Company’s adoption of the SEC guidance resulted in a deferral of mortgage banking revenues of approximately $6 million in 2004 as compared with 2003. Neither the amount or timing of receipt of cash flows nor the economic value of the loans and commitments were changed as a result of this accounting guidance.
        Residential mortgage loans originated for sale to other investors totaled approximately $7.7 billion in 2005, compared with $4.8 billion in 2004 and $5.9 billion in 2003. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled $42 million in 2005, up from $32 million in 2004, but down from $65 million in 2003. On May 1, 2005, M&T Mortgage Corporation assumed the operations of Regions Financial Corporation’s wholesale residential mortgage business. Those operations added 13 locations and approximately 140 employees to M&T Mortgage Corporation’s business. Approximately $1.7 billion of residential mortgage loans originated in 2005 for sale to other investors were related to the assumed operations. Nevertheless, including the effect of expenses, the operations assumed did not have a material impact on the Company’s net income during 2005.
        Revenues from servicing residential mortgage loans for others increased to $58 million in 2005 from $57 million in 2004 and $54 million in 2003. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans totaling $10 million, $6 million and $5 million in 2005, 2004 and 2003, respectively. Residential mortgage loans serviced for others totaled $15.6 billion at December 31, 2005, $14.9 billion a year earlier and $13.6 billion at December 31, 2003, including the small balance commercial mortgage loans noted above of approximately $2.4 billion, $1.6 billion and $1.0 billion at December 31, 2005, 2004 and 2003, respectively. Capitalized residential mortgage loan servicing assets, net of a valuation allowance for possible impairment, totaled $140 million at December 31, 2005, compared with $133 million and $129 million at December 31, 2004 and 2003, respectively. Included in capitalized residential mortgage servicing assets were purchased servicing rights associated with the small balance commercial mortgage loans noted above of $23 million, $13 million and $8 million at December 31, 2005, 2004 and 2003, respectively. Additional information about the Company’s capitalized residential mortgage loan servicing assets, including information about the calculation of estimated fair value, is presented herein under the heading “Other Expense” and in note 7 of Notes to Financial Statements. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $923 million and $352 million, respectively, at December 31, 2005, $764 million and $422 million, respectively, at December 31, 2004 and $824 million and $459 million, respectively, at December 31, 2003. Net unrealized losses on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $5 million at December 31, 2005, compared with net unrealized gains of $3 million and $7 million at December 31, 2004 and 2003, respectively. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net decreases in revenue of $8 million in 2005, $4 million in 2004 (reflecting a $6 million decrease attributable to the implementation of SAB No. 105) and $8 million in 2003.
        Commercial mortgage banking revenues totaled $29 million in 2005, compared with $25 million and $20 million in 2004 and 2003, respectively. Revenues from loan origination and sales activities were $14 million in 2005, compared with $13 million during each of 2004 and 2003. Loan servicing revenues increased to $15 million in 2005 from $12 million in 2004 and $7 million in 2003. Capitalized commercial mortgage loan servicing assets totaled $21 million at December 31, 2005 and $22 million at each of December 31, 2004 and 2003. Commercial mortgage loans serviced for other investors totaled $4.3 billion, $4.1 billion and $3.8 billion at December 31, 2005, 2004 and 2003, respectively, and included $941 million, $926 million and $825 million, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $241 million and $42 million, respectively, at December 31, 2005, $167 million and $106 million, respectively, at December 31, 2004 and $72 million and $71 million, respectively, at December 31, 2003. Commercial mortgage loans held for sale totaled $199 million, $61 million and $1 million at December 31, 2005, 2004 and 2003, respectively.
        Service charges on deposit accounts totaled $370 million in 2005, compared with $366 million in 2004. Higher consumer service charges, largely resulting from higher debit card transaction volumes and overdraft fees, were partially offset by lower commercial service charges. Deposit account service charges in 2004 were 18% higher than $310 million in 2003. Approximately 80% of that year-over-year increase was in regions associated with Allfirst and was largely due to the full-year impact of that transaction.
        Trust income includes fees for trust and custody services provided to personal, corporate and institutional customers, and investment management and advisory fees that are often based on a percentage of the market value of assets under management. Trust income aggregated $135 million in 2005, down slightly from $136 million a year earlier. The impact of lower balances in proprietary mutual funds caused the decline in revenues from 2004 to 2005. Trust income grew 19% in 2004 from $115 million in 2003 due to the full-year impact of the Allfirst transaction. Total trust assets, which include assets under management and assets under administration, were $134.0 billion at December 31, 2005, compared with $128.4 billion at December 31, 2004. Trust assets under management totaled $21.6 billion and $22.9 billion at December 31, 2005 and 2004, respectively. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $56 million in 2005, 3% higher than $54 million in 2004 due largely to higher revenues earned from the sale of mutual funds. Brokerage services income was $51 million in 2003. The increase from 2003 to 2004 was the result of revenues earned in the former Allfirst regions.
        Trading account and foreign exchange activity resulted in gains of $23 million in 2005, $19 million in 2004 and $16 million in 2003. The higher gains in 2005 and 2004 as compared with 2003 were due in part to increased volumes of trading assets and liabilities and reflect fees and market value changes related to interest rate swap agreements and foreign exchange contracts executed. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 17 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.” Trading account revenues related to interest rate and foreign exchange contracts totaled $15 million, $11 million and $7 million in 2005, 2004 and 2003, respectively. Trading account assets held in connection with deferred compensation plans were $41 million and $40 million at December 31, 2005 and 2004, respectively. Trading account revenues resulting from net increases in the market values of such assets were $3 million in 2005, $4 million in 2004 and $6 million in 2003. A largely offsetting expense resulting from corresponding increases in deferred compensation liabilities is included in other costs of operations. As a result of the previously described charge for the other-than-temporary impairment in value of the FNMA and FHLMC preferred stock, losses on investment securities aggregated $28 million during 2005, compared with gains of $3 million and $2 million in 2004 and 2003, respectively.
        Other revenues from operations rose to $259 million in 2005 from $240 million in 2004 and $188 million in 2003. A $5 million increase in revenues from providing corporate financing advisory services and a $7 million increase in gains on sales of commercial lease equipment and other property contributed to the higher revenues in 2005 as compared with 2004. The increase from 2003 to 2004 was largely due to the full-year impact of revenues associated with the Allfirst transaction. Higher letter of credit and other credit-related fees and insurance-related sales commissions and other revenues also contributed to the increase from 2003 to 2004.
        Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $75 million, $74 million and $54 million in 2005, 2004 and 2003, respectively. Tax-exempt income earned from bank owned life insurance aggregated $47 million, $48 million and $45 million in 2005, 2004 and 2003, respectively. Such income includes increases in cash surrender value of life insurance policies and benefits received. Revenues from merchant discount and credit card fees were $30 million in 2005, $28 million in 2004 and $26 million in 2003. Insurance-related sales commissions and other revenues totaled $22 million in each of 2005 and 2004, compared with $18 million in 2003. ATM usage fees aggregated $22 million in 2005 and in 2004, compared with $19 million in 2003.

Other Expense
Other expense decreased 2% to $1.49 billion in 2005 from $1.52 billion in 2004. In 2003, other expense totaled $1.45 billion. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $57 million, $75 million and $78 million in 2005, 2004 and 2003, respectively, and merger-related expenses of $60 million in 2003. There were no merger-related expenses in either 2005 or 2004. Exclusive of these nonoperating expenses, noninterest operating expenses were $1.43 billion in 2005, down 1% from $1.44 billion in 2004. Included in 2004’s operating expenses was the $25 million charitable contribution already discussed. Excluding the impact of the charitable contribution, operating expenses in 2005 increased $13 million, or less than 1% from 2004. That increase from 2004 resulted from higher costs of providing health care and retirement benefits to employees and increased professional services expenses, partially offset by a higher reversal of a portion of the valuation allowance for the impairment of capitalized residential mortgage servicing rights, due to higher residential mortgage loan interest rates. Noninterest operating expenses were $1.31 billion in 2003. A significant portion of the increase in noninterest expense in 2004 as compared with 2003 was due to operations associated with Allfirst, specifically, the inclusion of twelve months of Allfirst-related expenses in 2004 compared with nine months of similar expenses in 2003, and to the $25 million charitable contribution made in 2004. Table 2 provides a reconciliation of other expense to noninterest operating expense and a summary of 2003’s merger-related expenses.
        Salaries and employee benefits expense totaled $822 million in 2005, 2% higher than $807 million in 2004. Expenses related to providing employee health care and retirement benefits were the most significant contributors to the rise in salaries and benefits from 2004 to 2005. Salaries and employee benefits expense was $740 million in 2003. The full-year impact of expenses related to the acquired operations of Allfirst was the leading contributor to the rise in salaries and employee benefits costs in 2004 as compared with 2003. The Company recognizes expense for stock-based compensation using the fair value method of accounting for all stock-based compensation granted to employees after January 1, 1995. As a result, salaries and employee benefits expense in 2005, 2004 and 2003 included $45 million, $48 million and $43 million, respectively, of stock-based compensation. The number of full-time equivalent employees was 12,780 at December 31, 2005, compared with 12,678 and 13,305 at December 31, 2004 and 2003, respectively.
        Pension benefit expense is a significant cost to the Company and totaled $38 million in 2005, $30 million in 2004 and $24 million in 2003. The determination of pension expense and the recognition of net pension assets and liabilities requires management to make various assumptions that can significantly impact the actuarial calculations related thereto. These assumptions include the expected long-term rate of return on plan assets, the rate of increase in future compensation levels and the discount rate. Changes in any of these assumptions will impact the Company’s pension expense. The expected long-term rate of return assumption is determined by taking into consideration asset allocations, historical returns on the types of assets held and current economic factors. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. The discount rate used by the Company to determine the present value of the Company’s future benefit obligations reflects specific market yields for a hypothetical portfolio of highly rated corporate bonds that would produce cash flows similar to the Company’s benefit plan obligations and the level of market interest rates in general. Other factors used to estimate the projected benefit obligations include actuarial assumptions for mortality rate, turnover rate, retirement rate and disability rate. Those other factors do not tend to change significantly over time. The Company reviews its pension plan assumptions annually to ensure that such assumptions are reasonable and adjusts those assumptions, as necessary, to reflect changes in future expectations. The Company utilizes actuaries and others to aid in that assessment.
        The Company’s 2005 pension expense for its defined benefit plans was determined using the following assumptions: a long-term rate of return on assets of 8.50%; a rate of future compensation increase of 4.90%; and a discount rate of 6.00%. To demonstrate the sensitivity of pension expense to changes in the Company’s pension plan assumptions, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of $1 million; the rate of increase in compensation would have resulted in an increase in pension expense of $1 million; and the discount rate would have resulted in a decrease in pension expense of $4 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in opposite direction from the changes presented in the preceding sentence. The accounting guidance promulgated in SFAS No. 87, “Employers’ Accounting for Pensions,” reflects the long-term nature of benefit obligations and the investment horizon of plan assets, and has the effect of reducing earnings volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses resulting from changes in assumptions and investment returns which are different from that which is assumed. As of December 31, 2005, the Company had cumulative unrecognized actuarial losses of approximately $155 million that could result in an increase in the Company’s future pension expense depending on several factors, including whether such losses at each measurement date exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with SFAS No. 87, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of unrealized losses had the effect of increasing the Company’s pension expense by approximately $5 million in 2005 and $2 million in each of 2004 and 2003.
        Reflecting declines in the discount rate used to value pension plan obligations from 6.25% at December 31, 2003 to 6.00% at December 31, 2004 and 5.50% at December 31, 2005, the accumulated benefit obligation of certain of the Company’s pension plans exceeded the fair value of the assets of such plans by approximately $208 million at December 31, 2005 and $116 million at December 31, 2004. The lower discount rate resulted from declines in market rates of return on high quality fixed-income investments currently available and expected to be available during the period for payment of pension benefits. In accordance with the provisions of SFAS No. 87, the Company was required to have a recorded pension liability for those plans that was at least equal to $208 million at December 31, 2005 and $116 million at December 31, 2004. As a result, as of December 31, 2005 the Company increased its previously recorded pension liability by $60 million with a corresponding reduction of other comprehensive income that, net of applicable deferred taxes, was approximately $37 million. A combination of lower than expected investment returns on plan assets during 2005 and a 50 basis point decline in the discount rate assumption to 5.50% were the significant factors contributing to the need for an additional charge to other comprehensive income in 2005. A further 25 basis point decrease in the assumed discount rate as of December 31, 2005 to 5.25% would have resulted in increases in the accumulated benefit obligations and projected benefit obligations of all pension plans of an additional $23 million. Under that scenario, the incremental minimum pension liability adjustment in 2005 would have been $83 million rather than the $60 million that was actually recorded, and the additional after tax-effect charge to other comprehensive income in 2005 would have been $51 million. A 25 basis point increase in the assumed discount rate to 5.75% would have decreased the accumulated benefit obligations and projected benefit obligations of all pension plans by $24 million. Under this latter scenario, the incremental minimum pension liability adjustment in 2005 would have been $36 million rather than the $60 million actually recorded and the additional after tax-effect charge to other comprehensive income in 2005 would have been $22 million rather than $37 million. The Company did not make any contributions to its qualified pension plans in 2004 or 2005. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 11 of Notes to Financial Statements.
        Effective January 1, 2006, the Company amended certain provisions of its defined benefit pension plans. Such amendments had the effect of reducing future benefits earned under the plans. The formula was changed to reduce the future accrual of benefits by lowering the accrual percentage and through use of a career-average-pay formula as opposed to the previous final-average-pay formula. The amendments affect benefits earned for service periods beginning after December 31, 2005. Active participants had the choice of electing to remain in the defined benefit plan under the reduced benefit formula or electing to participate in a new qualified defined contribution pension plan. Under the new defined contribution pension plan, the Company will make contributions to the plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Participants will not contribute to the defined contribution pension plan. New employees will not be eligible to participate in the defined benefit plan, but will participate in the defined contribution pension plan. The amendment caused the projected benefit obligation associated with the defined benefit plans to decrease by approximately $98 million. There was no effect on the accumulated benefit obligation. The financial impact from these changes to the results of operations for 2005 was not material.
        In addition to the changes described above, the Company also amended its retirement savings plan (“RSP”), effective January 1, 2006. The RSP is a defined contribution plan in which eligible employees of the Company may defer up to 15% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. The RSP was amended to allow eligible employees to defer up to 50% of “total compensation” as defined above in connection with the defined contribution pension plan. RSP expense totaled $17 million in 2005, $16 million in 2004 and $15 million in 2003.
        As a result of the amendments to the defined benefit pension plans and the RSP and the introduction of the defined contribution pension plan, the Company hopes to limit increases in future period expenses associated with these plans. Reflecting the impact of these changes, the Company projects that expenses in 2006 associated with the defined benefit and defined contribution pension plans and the RSP will not be materially different than the aggregate amount of expense recognized in 2005 for the defined benefit pension plans and the RSP.
        Excluding the nonoperating expense items already noted, nonpersonnel operating expenses aggregated $606 million in 2005, 4% below $634 million in 2004. Excluding the previously mentioned $25 million charitable contribution in 2004, nonpersonnel operating expenses decreased $3 million from 2004. As compared with 2004, a $7 million higher reversal in 2005 of a portion of the valuation allowance for the impairment of capitalized residential mortgage servicing rights, and lower equipment, net occupancy and other operating expenses were partially offset by higher professional services costs. The higher expenses incurred for professional services in 2005 were due in part to several initiatives of the Company, including projects focusing on procurement practices, consolidation of loan application systems, revenue enhancement opportunities and operational efficiencies, as well as costs related to the already discussed subordinated note exchange. Nonpersonnel operating expenses were $578 million in 2003. The full-year impact of the Allfirst acquisition was a significant contributor to the higher expense levels during 2004 as compared with 2003, when only nine months of Allfirst-related operating expenses were incurred. Also contributing to that increase in expenses in 2004 was the $25 million charitable contribution and higher expenses for amortization of capitalized residential mortgage servicing rights and professional services. Partially offsetting those higher expenses were lower charges for impairment of capitalized residential mortgage servicing rights. In 2004, a $4 million partial reversal of the valuation allowance for possible impairment of capitalized residential mortgage servicing rights was recognized, while in 2003 a provision for impairment of $2 million was recorded. Those adjustments to the valuation allowance resulted from changes in the estimated fair value of capitalized mortgage servicing rights that reflect the impact of changing interest rates on the expected rate of residential mortgage loan prepayments. Information about the assumptions used by management in estimating the fair value of capitalized mortgage servicing rights and the estimated impact of changes in those assumptions are included in note 7 of Notes to Financial Statements.
Income Taxes
The provision for income taxes was $389 million in 2005, compared with $344 million in 2004 and $277 million in 2003. The effective tax rates were 33.2%, 32.3% and 32.5% in 2005, 2004 and 2003, respectively. The increase in the Company’s effective tax rate from 2004 to 2005 was largely due to the impact of the third quarter 2004 reorganization of two of the Company’s subsidiaries that altered the taxable status of such subsidiaries in certain jurisdictions thereby decreasing the Company’s effective state income tax rate for 2004. As a result of the reorganizations, both income tax expense and deferred tax liabilities at September 30, 2004 were reduced by $12 million. The effective tax rate in future periods will be affected by the results of operations attributable to the various tax jurisdictions within which the Company operates and any changes in income tax regulations or interpretations of such regulations that differ from the Company’s interpretations by tax authorities within those jurisdictions. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 12 of Notes to Financial Statements.
International Activities
The Company’s net investment in international assets totaled $230 million at December 31, 2005 and $248 million at December 31, 2004. Such assets included $217 million and $230 million, respectively, of loans to foreign borrowers. Offshore deposits totaled $2.8 billion at December 31, 2005 and $4.2 billion at December 31, 2004. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.
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
        The most significant funding source for the Company has historically been core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, in recent years the Company has faced increased competition in offering services and products from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 57% of the Company’s earning assets at December 31, 2005, compared with 59% and 67% at December 31, 2004 and 2003, respectively.
        The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, offshore branch deposits and borrowings from the FHLB and others. M&T Bank had short-term and long-term credit facilities with the FHLB aggregating $6.4 billion at December 31, 2005. Outstanding borrowings under these credit facilities totaled $3.9 billion and $3.7 billion at December 31, 2005 and 2004, respectively. Such borrowings are secured by loans and investment securities. M&T Bank and M&T Bank, N.A. had available lines of credit with the Federal Reserve Bank of New York totaling approximately $3.6 billion at December 31, 2005. The amounts of these lines are dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under these lines of credit at either December 31, 2005 or 2004.
        The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s total capital as defined by federal regulators. In December 2005, M&T Bank exchanged $363 million of its 8.0% subordinated notes due 2010 for new fixed rate/floating rate subordinated notes with a par value of $409 million due 2020. The new notes bear interest at a fixed rate of 5.585% for ten years, while thereafter such notes will bear interest at a floating rate that resets monthly at a rate equal to one-month LIBOR plus 1.215%. The notes are redeemable after the fixed-rate period ends at M&T’s option, subject to regulatory approval. No new funding was received as a result of the exchange. A more detailed description of the exchange is included herein under the heading “Net Interest Income/ Lending and Funding Activities” and in note 9 of Notes to Financial Statements. In addition, in anticipation of the Allfirst acquisition, M&T Bank issued $400 million of subordinated notes on March 31, 2003 to provide liquidity to fund a portion of the cash consideration paid to AIB and to maintain appropriate regulatory capital ratios. As an additional source of funding, in November 2002, the Company entered into a $500 million revolving asset-backed structured borrowing which is collateralized by approximately

$572 million of automobile loans and related assets. The automobile loans and related assets have been transferred to a special purpose consolidated subsidiary of M&T Bank. As existing automobile loans of the subsidiary pay down, monthly proceeds, after payment of certain fees and debt service costs, are used by the subsidiary to obtain additional automobile loans from M&T Bank or another of its subsidiaries to replenish the collateral and maintain the existing borrowing base. Additional information about this borrowing is included in note 18 of Notes to Financial Statements.
        The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $4.0 billion and $3.7 billion at December 31, 2005 and 2004, respectively. In general, these borrowings were unsecured and matured on the next business day. Offshore branch deposits have been used as an alternative to short-term borrowings, as noted earlier, and such deposits outstanding at December 31, 2005 and 2004 totaled $2.8 billion and $4.2 billion, respectively, and generally matured on the next business day.
        Should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of short-term funding become restricted due to a disruption in the financial markets, the Company’s ability to obtain funding from these or other sources could be negatively impacted. The Company attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels. The Company estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. Information about the credit ratings of M&T and M&T Bank is presented in table 13. Additional information regarding the terms and maturities of all of the Company’s short-term and long-term borrowings is provided in note 9 of Notes to Financial Statements. In addition to deposits and borrowings, other sources of liquidity include maturities of money-market assets and investment securities, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.
Table 13
DEBT RATINGS

Standard
	Moody’s	and Poor’s	Fitch

M&T Bank Corporation
Senior debt	A3	A-	A-
Subordinated debt	Baa1	BBB+	BBB+
M&T Bank
Short-term deposits	Prime-1	A-1	F1
Long-term deposits	A2	A	A
Senior debt	A2	A	A-
Subordinated debt	A3	A-	BBB+
        The Company serves in the capacity of remarketing agent for variable rate demand bonds (“VRDBs”) issued by customers of the Company for the purpose of obtaining financing. The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $58 million and $14 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.7 billion and $1.5 billion, respectively. M&T Bank also serves as remarketing agent for most of those bonds.

Table 14
MATURITY DISTRIBUTION OF SELECTED LOANS(a)

December 31, 2005	Demand	2006	2007-2010	After 2010

	(In thousands)
Commercial, financial, agricultural, etc.	$5,180,326	$1,069,356	$3,002,783	$526,935
Real estate — construction	232,509	1,348,799	670,325	78,908

Total	$5,412,835	$2,418,155	$3,673,108	$605,843

Floating or adjustable interest rates			$2,900,198	$418,606
Fixed or predetermined interest rates			772,910	187,237

Total			$3,673,108	$605,843

(a)	The data do not include nonaccrual loans.
        The Company enters into contractual obligations in the normal course of business which require future cash payments. The contractual amounts and timing of those payments as of December 31, 2005 are summarized in table 15. Liquidity may be affected by off-balance sheet commitments to customers, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 20 of Notes to Financial Statements. Table 15 summarizes the Company’s other commitments as of December 31, 2005 and the timing of the expiration of such commitments.

Table 15
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Less Than One	One to Three	Three to Five	Over Five
December 31, 2005	Year	Years	Years	Years	Total

	(Dollars in thousands)
Payments due for contractual obligations
Time deposits	$8,131,857	$2,836,849	$287,729	$151,191	$11,407,626
Deposits at foreign office	2,809,532	—	—	—	2,809,532
Federal funds purchased and agreements to repurchase securities	4,211,978	—	—	—	4,211,978
Other short-term borrowings	940,894	—	—	—	940,894
Long-term borrowings	611,273	2,827,927	922,778	1,835,016	6,196,994
Operating leases	45,971	81,505	55,392	96,346	279,214
Other	25,591	13,858	10,302	41,050	90,801

Total	$16,777,096	$5,760,139	$1,276,201	$2,123,603	$25,937,039

Other commitments
Commitments to extend credit	$6,527,471	$3,313,413	$3,794,994	$1,602,506	$15,238,384
Standby letters of credit	1,386,169	1,330,319	673,836	132,910	3,523,234
Commercial letters of credit	21,360	5,056	20,944	—	47,360
Financial guarantees and indemnification contracts	134,632	71,265	93,526	886,962	1,186,385
Commitments to sell real estate loans	1,164,360	—	—	—	1,164,360

Total	$9,233,992	$4,720,053	$4,583,300	$2,622,378	$21,159,723

        M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, at December 31, 2005 approximately $528 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 9 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at December 31, 2005. A similar $30 million line of credit was entirely available for borrowing at December 31, 2004.

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
Table 16
MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

	One Year	One to Five	Five to Ten	Over Ten
December 31, 2005	or Less	Years	Years	Years	Total

	(Dollars in thousands)
Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$56,427	$258,475	$7,205	$1,099	$323,206
Yield	3.26%	3.60%	4.22%	4.38%	3.56%
Obligations of states and political subdivisions
Carrying value	8,499	28,428	36,556	11,452	84,935
Yield	5.71%	5.94%	5.00%	8.09%	5.80%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	167,219	706,470	740,072	1,079,407	2,693,168
Yield	3.65%	3.68%	3.82%	4.45%	4.03%
Privately issued
Carrying value	56,505	446,593	410,966	3,360,948	4,275,012
Yield	4.65%	4.57%	5.05%	4.80%	4.80%
Other debt securities
Carrying value	4,020	9,813	1,680	135,225	150,738
Yield	5.35%	4.40%	4.75%	6.56%	6.37%
Equity securities
Carrying value	—	—	—	—	404,644
Yield	—	—	—	—	4.68%

Total investment securities available for sale
Carrying value	292,670	1,449,779	1,196,479	4,588,131	7,931,703
Yield	3.85%	3.98%	4.28%	4.78%	4.52%

Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	78,532	7,472	4,888	6,111	97,003
Yield	4.67%	5.70%	7.47%	11.27%	5.31%
Other debt securities
Carrying value	—	—	514	3,542	4,056
Yield	—	—	8.31%	5.06%	5.47%

Total investment securities held to maturity
Carrying value	78,532	7,472	5,402	9,653	101,059
Yield	4.67%	5.70%	7.55%	8.99%	5.31%

Other investment securities	—	—	—	—	367,402

Total investment securities
Carrying value	$371,202	$1,457,251	$1,201,881	$4,597,784	$8,400,164
Yield	4.02%	3.99%	4.29%	4.79%	4.33%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

Table 17
MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE

December 31, 2005

(In thousands)
Under 3 months	$1,112,513
3 to 6 months	805,226
6 to 12 months	2,297,375
Over 12 months	1,896,656

Total	$6,111,770

        Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The Company is exposed to interest rate risk in its core banking activities of lending and deposit-taking, since assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and non-parallel shifts in the maturity curve of interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2005, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $652 million. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under “Net Interest Income/Lending and Funding Activities” and in note 17 of Notes to Financial Statements.
        The Company’s Risk Management Committee, which includes members of senior management, monitors the sensitivity of the Company’s net interest income to changes in interest rates with the aid of a computer model that forecasts net interest income under different interest rate scenarios. In modeling changing interest rates, the Company considers different yield curve shapes that consider both parallel (that is, simultaneous changes in interest rates at each point on the yield curve) and non-parallel (that is, allowing interest rates at points on the yield curve to vary by different amounts) shifts in the yield curve. In utilizing the model, market implied forward interest rates over the subsequent twelve months are generally used to determine a base interest rate scenario for the net interest income simulation. That calculated base net interest income is then compared to the income calculated under the varying interest rate scenarios. The model considers the impact of ongoing lending and deposit-gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. Management has taken actions, when deemed prudent, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

        Table 18 as of December 31, 2005 and 2004 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.
Table 18
SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase
	(Decrease) in Projected
	Net Interest Income
	December 31

Changes in Interest Rates	2005	2004

	(Dollars in thousands)
+200 basis points	$(7,178)	$(20,848)
+100 basis points	(4,096)	(8,228)
-100 basis points	(5,733)	12,386
-200 basis points	(16,184)	4,900
        The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in rates during a twelve-month period of 100 and 200 basis points, as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Company’s past or projected net interest income.
        In accordance with industry practice, table 19 presents cumulative totals of net assets (liabilities) repricing on a contractual basis within the specified time frames, as adjusted for the impact of interest rate swap agreements entered into for interest rate risk management purposes. Management believes that this measure does not appropriately depict interest rate risk since changes in interest rates do not necessarily affect all categories of earning assets and interest-bearing liabilities equally nor, as assumed in the table, on the contractual maturity or repricing date. Furthermore, this static presentation of interest rate risk fails to consider the effect of ongoing lending and deposit gathering activities, projected changes in balance sheet composition or any subsequent interest rate risk management activities the Company is likely to implement.

Table 19
CONTRACTUAL REPRICING DATA

	Three Months	Four to	One to	After
December 31, 2005	or Less	Twelve Months	Five Years	Five Years	Total

	(Dollars in thousands)
Loans and leases, net	$20,392,807	$3,594,829	$9,692,421	$6,650,588	$40,330,645
Money-market assets	120,586	700	150	—	121,436
Investment securities	3,756,845	859,831	1,220,223	2,563,265	8,400,164

Total earning assets	24,270,238	4,455,360	10,912,794	9,213,853	48,852,245

NOW accounts	901,938	—	—	—	901,938
Savings deposits	13,839,150	—	—	—	13,839,150
Time deposits	5,525,813	4,336,397	1,492,526	52,890	11,407,626
Deposits at foreign office	2,808,216	1,316	—	—	2,809,532

Total interest-bearing deposits	23,075,117	4,337,713	1,492,526	52,890	28,958,246

Short-term borrowings	5,152,872	—	—	—	5,152,872
Long-term borrowings	3,275,266	58,867	1,448,731	1,414,130	6,196,994

Total interest-bearing liabilities	31,503,255	4,396,580	2,941,257	1,467,020	40,308,112

Interest rate swaps	(602,241)	405,000	20,000	177,241	—

Periodic gap	$(7,835,258)	$463,780	$7,991,537	$7,924,074
Cumulative gap	(7,835,258)	(7,371,478)	620,059	8,544,133
Cumulative gap as a % of total earning assets	(16.0)%	(15.1)%	1.3%	17.5%
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
        The notional amounts of interest rate contracts entered into for trading purposes totaled $6.7 billion at December 31, 2005 and $5.9 billion at December 31, 2004. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $679 million and $512 million at December 31, 2005 and 2004, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $192 million and $77 million, respectively, at December 31, 2005 and $160 million and $94 million, respectively, at December 31, 2004. Included in trading account assets at December 31, 2005 and 2004 were $41 million and $40 million, respectively, related to deferred compensation plans. Changes in the fair value of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at December 31, 2005 and 2004 were $48 million and $49 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
        Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material. Additional information related to trading derivative contracts is included in note 17 of Notes to Financial Statements.
Capital
Stockholders’ equity at December 31, 2005 was $5.9 billion or 10.66% of total assets, compared with $5.7 billion or 10.82% at December 31, 2004 and $5.7 billion or 11.47% at December 31, 2003. On a per share basis, stockholders’ equity was $52.39 at the 2005 year-end, 5% higher than $49.68 at December 31, 2004 and 10% above $47.55 at December 31, 2003. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $25.91 at December 31, 2005, compared with $23.62 and $21.97 at December 31, 2004 and 2003, respectively. In the calculation of tangible equity per common share, stockholders’ equity is reduced by the carrying values of goodwill and core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of total stockholders’ equity and tangible equity as of December 31, 2005, 2004 and 2003 is presented in table 2. The ratio of average total stockholders’ equity to average total assets was 10.71%, 11.07% and 10.89% in 2005, 2004 and 2003, respectively.
        To complete the acquisition of Allfirst on April 1, 2003, M&T issued 26,700,000 shares of common stock to AIB resulting in an addition to stockholders’ equity of $2.0 billion. The value ascribed to the common shares issued to AIB was based on the market value of M&T common stock at the time the terms of the merger were agreed to and announced by M&T and AIB.
        Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale; unrealized fair value gains or losses associated with interest rate swap agreements designated as cash flow hedges; and minimum pension liability adjustments. Net unrealized losses on available-for-sale investment securities were $49 million, or $.43 per common share, at December 31, 2005, compared with losses of $5 million, or $.04 per common share, at December 31, 2004 and gains of $38 million, or $.32 per common share, at December 31, 2003. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. There were no outstanding interest rate swap agreements designated as cash flow hedges at December 31, 2005, 2004 or 2003. The minimum pension liability adjustment, net of applicable tax effect, reduced accumulated other comprehensive income by $49 million at December 31, 2005 and by $12 million at each of December 31, 2004 and 2003, or by $.44 per share, $.11 per share and $.10 per share on those respective dates. Information about the funded status of the Company’s pension plans is included in note 11 of Notes to Financial Statements.
        Cash dividends paid in 2005 on M&T’s common stock aggregated $199 million, compared with $188 million and $135 million in 2004 and 2003, respectively. M&T increased the quarterly dividend on its common stock in 2004’s first quarter from $.30 per share to $.40 per share, and again in the second quarter of 2005 to $.45 per share. Dividends per common share totaled $1.75 in 2005, up 9% from $1.60 in 2004 and 46% higher than $1.20 in 2003.
        M&T repurchased 4,891,800 shares of its common stock in 2005 and 6,520,800 shares in 2004, at a cost of $510 million and $610 million, respectively. M&T did not repurchase any of its common stock during 2003, determining instead that it would use the Company’s internal generation of capital to support the acquisition of Allfirst. In December 2004, M&T had announced a plan to purchase up to 5,000,000 shares of its common stock. That repurchase plan was completed in December 2005. In November 2005, M&T announced that it had been authorized by its Board of Directors to purchase up to an additional 5,000,000 shares of its common stock. Through December 31, 2005, M&T had repurchased a total of 44,700 shares of common stock pursuant to such plan at an average cost of $110.36 per share.
        Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of December 31, 2005, core capital included $688 million of the trust preferred securities described in note 9 of Notes to Financial Statements and total capital further included $963 million of subordinated capital notes. In December 2005, M&T Bank exchanged $363 million of its 8.0% subordinated notes due 2010 for new fixed rate/floating rate subordinated notes due 2020. The new notes bear interest at a fixed coupon rate of 5.585% for ten years, while thereafter such notes will bear interest at a floating rate that resets monthly at a rate equal to one-month LIBOR plus 1.215%. The notes are redeemable after the fixed-rate period ends at M&T’s option, subject to regulatory approval. The subordinated note exchange was done primarily to allow preferential regulatory capital treatment for the new notes, as the 8.0% notes due 2010 would not completely qualify as Tier II capital due to limitations when subordinated notes are within five years of maturity.
        The capital ratios of the Company and its banking subsidiaries as of December 31, 2005 and 2004 are presented in note 22 of Notes to Financial Statements.
        The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as a percentage of regulatory “core capital” at the beginning of each year, was 18.50% in 2005, 18.12% in 2004 and 23.35% in 2003.
Fourth Quarter Results
Net income rose 7% to $205 million during the fourth quarter of 2005 from $192 million in the corresponding quarter of 2004. Diluted and basic earnings per share were $1.78 and $1.82, respectively, in 2005’s final quarter, compared with $1.62 and $1.66, respectively, in the fourth quarter of 2004. The annualized rates of return on average assets and average common stockholders’ equity for the fourth quarter of 2005 were 1.48% and 13.85%, respectively, compared with 1.45% and 13.37%, respectively, in the year-earlier period.
        Net operating income increased to $213 million in the fourth quarter of 2005, up 5% from $202 million in 2004’s final quarter. Diluted net operating earnings per share rose 9% to $1.85 in the recently completed quarter from $1.70 in the fourth quarter of 2004. The annualized net operating returns on average tangible assets and average tangible common equity were 1.63% and 29.12%, respectively, in the final quarter of 2005, compared with 1.62% and 29.69%, respectively, in the year-earlier quarter. Core deposit and other intangible asset amortization, after tax effect, totaled $8 million ($.07 per diluted share) and $10 million ($.08 per diluted share) in the fourth quarters of 2005 and 2004, respectively. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2005 and 2004 are provided in table 21.
        Taxable-equivalent net interest income increased 2% to $454 million in the recent quarter from $446 million in the fourth quarter of 2004. That growth was the result of a 5% increase in average earning assets, partially offset by a narrowing of the Company’s net interest margin. Average earning assets totaled $48.8 billion in the fourth quarter of 2005, compared with $46.5 billion in the year-earlier period. Average loans and leases for the recently completed quarter totaled $40.4 billion, 6% higher than $38.1 billion during 2004’s final quarter. A $1.5 billion rise in residential real estate loans, including a $1.0 billion increase in residential real estate loans held for sale, and an $819 million rise in commercial loans were the leading contributors to the growth in average loans outstanding. The yield on earning assets was 6.16% in the last quarter of 2005, up 92 basis points from 5.24% in the fourth quarter of 2004. The rate paid on interest-bearing liabilities was 2.98% in the fourth quarter of 2005, 123 basis points higher than 1.75% in the similar period in 2004. The resulting net interest spread was 3.18% in 2005’s final quarter, down 31 basis points from 3.49% in the fourth quarter of 2004. That decline reflects the impact of rising short-term interest rates in 2005 that increased rates on interest-

bearing liabilities more rapidly than yields on earning assets and resulted in a flattening of the yield curve. As a result, the Company’s net interest margin declined to 3.69% in the recent quarter from 3.82% in the final quarter of 2004.
        The provision for credit losses was $23 million during the final three months of 2005, down from $28 million in the year-earlier period. Net charge-offs of loans were $23 million in 2005’s fourth quarter, representing an annualized .22% of average loans and leases outstanding, compared with $27 million or .29% during the similar 2004 quarter.
        Other income totaled $249 million in 2005’s final quarter, 5% higher than $238 million in the year-earlier quarter. Higher mortgage banking revenues and corporate financing advisory fees contributed to that increase.
        Other expense in the final three months of 2005 increased 2% to $369 million from $362 million in the fourth quarter of 2004. Included in such amounts are expenses considered “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $13 million and $16 million in the fourth quarter of 2005 and 2004, respectively. Exclusive of these nonoperating expenses, noninterest operating expenses were up 3%, totaling $356 million in the recently completed quarter, compared with $346 million in 2004’s final quarter. Higher costs for employee benefits and professional services were the leading contributors to that increase, partially offset by a higher reversal of a portion of the valuation allowance for impairment of capitalized residential mortgage servicing rights. Operating expenses in the final quarter of 2005 reflect a $6 million reduction in expense resulting from a partial reversal of that valuation allowance, compared with a $222 thousand reduction of such valuation allowance in 2004’s fourth quarter. The Company’s efficiency ratio during the fourth quarter of 2005 and 2004 was 50.7% and 50.6%, respectively. Table 21 includes a reconciliation of other expense to noninterest operating expense for each of the quarters of 2005 and 2004.
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
        The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, largely within the markets served by the Company. Services provided by this segment include commercial lending and leasing, deposit products, and cash management services. The Commercial Banking segment contributed net income of $219 million in 2005, up 3% from $213 million in 2004. The favorable performance was due mainly to an increase in net interest income of $21 million, largely the result of a 7% increase in loan balances outstanding, partially offset by a $9 million increase in noninterest expenses, due predominantly to higher personnel costs. Net income for this segment totaled $170 million in 2003. The rise in net income in 2004 as compared with 2003 was attributable to higher net interest income of $46 million, service charges on deposit accounts of $9 million, and letter of credit and other credit-related fees of $17 million. Included in that growth was the full-year impact of the acquired Allfirst-related operations in 2004, while 2003 included only nine months of such operating results. Higher average loan balances in non-Allfirst regions and a $12 million decline in net charge-offs also contributed to the higher net income in 2004 as compared with 2003. Partially offsetting those favorable factors were higher salaries, benefits and other noninterest expenses of $32 million, also largely attributable to the full-year impact of Allfirst in 2004.
        The Commercial Real Estate segment provides credit and deposit services to its customers. Real estate securing loans in this segment is generally located in the New York City metropolitan area, upstate New York, Pennsylvania, Maryland, the District of Columbia, Delaware, Virginia, West Virginia and the northwestern portion of the United States. Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the FNMA DUS program and other programs. For the year ended December 31, 2005, the Commercial Real Estate segment contributed $143 million to net income, up 13% from the $126 million earned in 2004. The improvement was due to an increase in net interest income of $19 million that resulted from higher average loan balances and a wider margin associated with deposits, a $4 million rise in commercial mortgage banking revenues and a lower provision for credit losses of $5 million. Net income in 2004 for the Commercial Real Estate segment was 11% above the $114 million earned in 2003. The improvement was due to higher net interest income of $20 million, primarily due to higher loan balances outstanding of $608 million, or 9%, largely the result of growth in the markets already served by the Company and also reflecting the full-year impact of balances obtained in the Allfirst acquisition. Also contributing to the improved performance were higher commercial mortgage banking revenues of $5 million and increased letter of credit and other credit-related fees. The higher revenues were offset, in part, by a $13 million increase in noninterest expenses, largely the result of the full-year impact of salaries, benefits and other noninterest expenses related to the business obtained from Allfirst.
        The Discretionary Portfolio segment includes investment and trading securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides foreign exchange services to customers. Included in the assets of the Discretionary Portfolio segment are the preferred stock issuances of FNMA and FHLMC owned by the Company. As previously mentioned, included in the 2005 results was a $29 million other-than-temporary impairment charge related to those preferred stock issuances. As a result, this segment’s net income of $93 million in 2005 was down 17% from $112 million in 2004. The Discretionary Portfolio segment recorded net income of $82 million in 2003. The 36% increase in net income from 2003 to 2004 was primarily due to a $40 million increase in net interest income resulting from higher average earning assets. The primary contributor to those higher earning assets was growth in the investment securities portfolio, due largely to purchases of residential mortgage-backed securities and collateralized mortgage obligations during 2004 and the full-year impact of the retention of mortgage-backed securities related to the fourth quarter 2003 securitization of $1.2 billion of residential real estate loans. Also contributing to the favorable performance was a $2 million partial reversal during 2004 of a valuation allowance for possible impairment of capitalized residential mortgage servicing rights, compared with a $2 million addition to such allowance in 2003.
        The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to bank subsidiaries of M&T. This segment also originates and services loans to developers of residential real estate properties. In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several states throughout the southern and western United States. The Company also periodically purchases the rights to service residential mortgage loans. Residential mortgage loans held for sale are included in this segment. The Residential Mortgage Banking segment’s net income increased by 50% to $43 million in 2005 from $29 million in 2004. That improvement was due predominantly to higher noninterest revenues of $20 million, resulting from loan origination, sales and servicing activities, and higher net interest income of $10 million, attributable primarily to an increase in average loan balances outstanding. As mentioned earlier, in May 2005 M&T Mortgage Corporation assumed the operations of Regions Financial Corporation’s wholesale residential mortgage business. Those operations added 13 locations and approximately 140 employees to M&T Mortgage Corporation’s business. Residential mortgage loans originated for sale to other investors relating to the assumed operations aggregated approximately $1.7 billion in 2005. Including the effect of expenses, the operations assumed did not have a material impact on net income. Also contributing to the segment’s improved performance was the effect of an $8 million partial reversal of the capitalized residential mortgage servicing rights valuation allowance recognized during 2005, compared with a $2 million partial reversal of such allowance recognized during 2004. Partially offsetting revenue growth was a $14 million increase in salaries and benefits expenses. Net income in 2004 for this segment was 57% lower than the $67 million earned in 2003. This unfavorable variance reflects a $75 million decrease in revenues, due primarily to a lower level of loan originations in 2004 as compared with 2003. The higher origination activity in 2003 reflected the impact of historically low levels of interest rates during that year that produced a favorable environment for consumers to participate in origination and refinancing activities. Also contributing to the decline in revenues was the previously noted $6 million impact of the adoption of SAB No. 105. Partially offsetting the decline in revenues was a $9 million decrease in salaries and benefits expenses reflecting the lower loan originations in 2004. Gains from the sales of loans to the Company’s Discretionary Portfolio segment were $10 million, $9 million, and $22 million in 2005, 2004, and 2003, respectively.
        The Retail Banking segment offers a variety of services to consumers and small businesses through several delivery channels which include banking offices, automated teller machines, telephone banking and internet banking. The Company has banking offices in New York State, Pennsylvania, Maryland, Virginia, the District of Columbia, West Virginia and Delaware. The Retail Banking segment also offers certain deposit and loan products on a nationwide basis through M&T Bank, N.A. Credit services offered by this segment include consumer installment loans, student loans, automobile loans (originated both directly and indirectly through dealers), home equity loans and lines of credit, and loans and leases to small businesses. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. The Retail Banking segment recorded net income of $325 million in 2005, up 30% from $251 in 2004. The favorable performance was due mainly to increases in net interest income of $81 million, driven largely by an increase in net interest margin attributable to deposit products. Higher service charges on deposit accounts and other fee income of $21 million, lower noninterest expenses of $13 million, and a $10 million decline in the provision for credit losses also contributed to the rise in net income. In 2003, the Retail Banking segment contributed net income of $206 million. The 22% increase from 2003 to 2004 was due largely to increases in net interest income of $59 million and service charges on deposit accounts and other fee income of $54 million, offset, in part, by higher expenses of $51 million, all substantially related to the acquired Allfirst franchise. A $14 million decline in the provision for credit losses, due to slower growth in indirect automobile loan balances, also contributed to the rise in net income.
        The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets, the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses, and, in 2003, merger-related expenses resulting from the Allfirst acquisition. The various components of the “All Other” category resulted in net losses of $41 million, $9 million, and $66 million in 2005, 2004, and 2003, respectively. The higher net loss incurred during 2005 as compared with 2004 resulted largely from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Noninterest expenses in 2004 were $44 million higher than in 2005, reflecting 2004’s $25 million contribution to The M&T Charitable Foundation and a $19 million higher charge for amortization of core deposit and other intangible assets. The 2004 net loss also reflected the $12 million reduction in income tax expense resulting from the reorganization of certain of M&T’s subsidiaries. The lower net loss in 2004 as compared with 2003 was largely the result of merger-related costs of $60 million in 2003 and the net impact of higher noninterest income and expense in 2004 due to the full-year impact of the Allfirst acquisition.
Recent Accounting Developments
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), an amendment of SFAS No. 123 which supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. Additionally, in March 2005, the SEC issued SAB No. 107. SAB No. 107 expresses the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and the interaction between SFAS No. 123R and certain SEC rules and regulations.
        SFAS No. 123R is effective for annual reporting periods that begin after June 15, 2005. Effective January 1, 2003, the Company began recognizing expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123. Using the retroactive restatement method described in SFAS No. 148, which amended SFAS No. 123, financial information for prior periods was restated to reflect the impact of recognizing expense for stock-based compensation in those years as well. As required, coincident with the adoption of SFAS No. 123R on January 1, 2006, the Company will begin accelerating the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plan allows for vesting at the time an employee retires. Through December 31, 2005, stock-based compensation granted to such individuals was expensed over the normal vesting period and any remaining unrecognized compensation cost was recognized at the time an individual employee actually retired. This change will affect the timing of stock-based compensation expense recognition in the Company’s consolidated financial statements for the first quarter of 2006 and each first quarter thereafter as most of the Company’s stock-based awards are granted in January, but will not affect the fair value of stock-based compensation granted to employees nor the aggregate amount of stock-based compensation expense recognized by the Company. Had M&T recognized compensation costs under the new approach in 2005, the effect would not have been material to the consolidated financial statements for that year. The Company estimates the impact of such change will be to increase salaries and employee benefits expense by approximately $6 million in the first quarter of 2006 and by approximately $4 million for the year ending December 31, 2006, as compared to what otherwise would have been recognized had the expense recognition not been accelerated. If not for this required change, the estimated $4 million of stock-based compensation expense to be recognized in 2006 would have been recognized in 2007 through 2009 following the normal vesting schedule for stock options granted by the Company.
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

Table 20
QUARTERLY TRENDS

	2005 Quarters				2004 Quarters

	Fourth	Third	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$757,654	$725,129	$680,781	$642,441	$613,012	$587,598	$565,090	$550,362
Interest expense	303,493	265,576	229,016	196,266	166,755	143,771	126,805	126,829

Net interest income	454,161	459,553	451,765	446,175	446,257	443,827	438,285	423,533
Less: provision for credit losses	23,000	22,000	19,000	24,000	28,000	17,000	30,000	20,000
Other income	248,604	221,494	245,362	234,258	237,559	244,925	232,334	228,151
Less: other expense	369,114	368,250	380,441	367,337	361,922	406,922	357,207	389,967

Income before income taxes	310,651	290,797	297,686	289,096	293,894	264,830	283,412	241,717
Applicable income taxes	101,113	95,348	96,589	95,686	97,624	73,843	94,538	77,997
Taxable-equivalent adjustment	4,553	4,375	4,263	4,120	4,065	4,546	4,489	4,230

Net income	$204,985	$191,074	$196,834	$189,290	$192,205	$186,441	$184,385	$159,490

Per common share data
Basic earnings	$1.82	$1.68	$1.73	$1.65	$1.66	$1.59	$1.56	$1.33
Diluted earnings	1.78	1.64	1.69	1.62	1.62	1.56	1.53	1.30
Cash dividends	$.45	$.45	$.45	$.40	$.40	$.40	$.40	$.40
Average common shares outstanding
Basic	112,529	113,530	113,949	114,773	115,953	116,897	118,224	119,738
Diluted	115,147	116,200	116,422	117,184	119,010	119,665	120,655	122,316
Performance ratios, annualized
Return on
Average assets	1.48%	1.39%	1.46%	1.44%	1.45%	1.42%	1.45%	1.29%
Average common stockholders’ equity	13.85%	12.97%	13.73%	13.41%	13.37%	13.02%	13.12%	11.19%
Net interest margin on average earning assets (taxable-equivalent basis)	3.69%	3.76%	3.78%	3.83%	3.82%	3.85%	3.92%	3.92%
Nonperforming loans to total loans and leases, net of unearned discount	.39%	.41%	.46%	.46%	.45%	.48%	.51%	.70%
Efficiency ratio(a)	52.49%	51.94%	54.58%	54.00%	52.95%	59.08%	53.27%	60.07%
Net operating (tangible) results(b)
Net operating income (in thousands)	$212,738	$199,577	$205,415	$199,135	$202,215	$197,822	$196,158	$172,423
Diluted net operating income per common share	1.85	1.72	1.76	1.70	1.70	1.65	1.63	1.41
Annualized return on
Average tangible assets	1.63%	1.54%	1.62%	1.61%	1.62%	1.60%	1.64%	1.48%
Average tangible common stockholders’ equity	29.12%	27.67%	29.88%	29.67%	29.69%	29.42%	30.12%	26.02%
Efficiency ratio(a)	50.69%	49.97%	52.56%	51.63%	50.56%	56.38%	50.39%	56.81%
Balance sheet data
In millions, except per share
Average balances
Total assets(c)	$54,835	$54,444	$53,935	$53,306	$52,725	$52,170	$51,251	$49,915
Total tangible assets(c)	51,860	51,461	50,944	50,305	49,647	49,075	48,137	46,781
Earning assets	48,833	48,447	47,931	47,240	46,535	45,874	44,923	43,444
Investment securities	8,302	8,439	8,593	8,573	8,326	8,195	7,943	7,516
Loans and leases, net of unearned discount	40,403	39,879	39,229	38,580	38,142	37,611	36,904	35,843
Deposits	37,006	36,708	36,245	35,282	34,768	34,569	33,702	32,856
Stockholders’ equity(c)	5,873	5,845	5,749	5,723	5,721	5,697	5,654	5,732
Tangible stockholders’ equity(c)	2,898	2,862	2,758	2,722	2,710	2,675	2,619	2,665
At end of quarter
Total assets(c)	$55,146	$54,841	$54,482	$53,887	$52,939	$52,887	$52,094	$50,832
Total tangible assets(c)	52,176	51,863	51,495	50,891	49,869	49,801	48,990	47,708
Earning assets	48,852	48,691	48,341	47,853	46,970	46,454	45,757	44,335
Investment securities	8,400	8,230	8,320	8,679	8,475	8,437	8,161	7,656
Loans and leases, net of unearned discount	40,331	40,335	39,911	39,073	38,398	37,950	37,522	36,515
Deposits	37,100	37,199	37,306	36,293	35,429	34,976	34,954	33,341
Stockholders’ equity(c)	5,876	5,847	5,838	5,674	5,730	5,710	5,657	5,734
Tangible stockholders’ equity(c)	2,906	2,869	2,851	2,678	2,724	2,694	2,629	2,674
Equity per common share	52.39	51.81	51.20	49.78	49.68	49.11	48.21	48.17
Tangible equity per common share	25.91	25.42	25.00	23.49	23.62	23.17	22.40	22.47
Market price per common share
High	$112.50	$112.50	$107.28	$108.04	$108.75	$98.66	$92.70	$98.65
Low	96.71	103.50	98.75	96.71	95.40	86.80	82.90	88.08
Closing	109.05	105.71	105.16	102.06	107.84	95.70	87.30	89.85

(a)	Excludes impact of net securities transactions.
(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 21.
(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 21.

Table 21
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2005 Quarters				2004 Quarters

	Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$204,985	$191,074	$196,834	$189,290	$192,205	$186,441	$184,385	$159,490
Amortization of core deposit and other intangible assets(a)	7,753	8,503	8,581	9,845	10,010	11,381	11,773	12,933

Net operating income	$212,738	$199,577	$205,415	$199,135	$202,215	$197,822	$196,158	$172,423

Earnings per share
Diluted earnings per common share	$1.78	$1.64	$1.69	$1.62	$1.62	$1.56	$1.53	$1.30
Amortization of core deposit and other intangible assets(a)	.07	.08	.07	.08	.08	.09	.10	.11

Diluted net operating earnings per share	$1.85	$1.72	$1.76	$1.70	$1.70	$1.65	$1.63	$1.41

Other expense
Other expense	$369,114	$368,250	$380,441	$367,337	$361,922	$406,922	$357,207	$389,967
Amortization of core deposit and other intangible assets	(12,703)	(13,926)	(14,055)	(16,121)	(16,393)	(18,619)	(19,250)	(21,148)

Noninterest operating expense	$356,411	$354,324	$366,386	$351,216	$345,529	$388,303	$337,957	$368,819

Balance sheet data
In millions
Average assets
Average assets	$54,835	$54,444	$53,935	$53,306	$52,725	$52,170	$51,251	$49,915
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(115)	(128)	(142)	(157)	(174)	(191)	(210)	(230)
Deferred taxes	44	49	55	60	—	—	—	—

Average tangible assets	$51,860	$51,461	$50,944	$50,305	$49,647	$49,075	$48,137	$46,781

Average equity
Average equity	$5,873	$5,845	$5,749	$5,723	$5,721	$5,697	$5,654	$5,732
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(115)	(128)	(142)	(157)	(174)	(191)	(210)	(230)
Deferred taxes	44	49	55	60	67	73	79	67

Average tangible equity	$2,898	$2,862	$2,758	$2,722	$2,710	$2,675	$2,619	$2,665

At end of quarter
Total assets
Total assets	$55,146	$54,841	$54,482	$53,887	$52,939	$52,887	$52,094	$50,832
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(108)	(121)	(135)	(149)	(166)	(182)	(200)	(220)
Deferred taxes	42	47	52	57	—	—	—	—

Total tangible assets	$52,176	$51,863	$51,495	$50,891	$49,869	$49,801	$48,990	$47,708

Total equity
Total equity	$5,876	$5,847	$5,838	$5,674	$5,730	$5,710	$5,657	$5,734
Goodwill	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(108)	(121)	(135)	(149)	(166)	(182)	(200)	(220)
Deferred taxes	42	47	52	57	64	70	76	64

Total tangible equity	$2,906	$2,869	$2,851	$2,678	$2,724	$2,694	$2,629	$2,674

(a)	After any related tax effect.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Incorporated by reference to the discussion contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the captions “Liquidity, Market Risk, and Interest Rate Sensitivity” (including Table 18) and “Capital.”

Item 8.	Financial Statements and Supplementary Data.
Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and Table 20 “Quarterly Trends” presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.
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

Robert E. Sadler, Jr.
President and Chief Executive Officer

René F. Jones
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
M&T Bank Corporation:
We have completed integrated audits of M&T Bank Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of M&T Bank Corporation and subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
Buffalo, New York
February 24, 2006

M&T BANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

	December 31

	2005	2004

	(In thousands)
Assets
Cash and due from banks	$1,479,239	$1,334,628
Money-market assets
Interest-bearing deposits at banks	8,408	10,242
Federal funds sold and agreements to resell securities	11,220	29,176
Trading account	191,617	159,946

Total money-market assets	211,245	199,364

Investment securities
Available for sale (cost: $8,011,560 in 2005; $8,047,681 in 2004)	7,931,703	8,054,717
Held to maturity (market value: $102,880 in 2005; $100,275 in 2004)	101,059	98,050
Other (market value: $367,402 in 2005; $321,852 in 2004)	367,402	321,852

Total investment securities	8,400,164	8,474,619

Loans and leases	40,553,691	38,644,622
Unearned discount	(223,046)	(246,145)
Allowance for credit losses	(637,663)	(626,864)

Loans and leases, net	39,692,982	37,771,613

Premises and equipment	337,115	367,204
Goodwill	2,904,081	2,904,081
Core deposit and other intangible assets	108,260	165,507
Accrued interest and other assets	2,013,320	1,721,705

Total assets	$55,146,406	$52,938,721

Liabilities
Noninterest-bearing deposits	$8,141,928	$8,417,365
NOW accounts	901,938	828,999
Savings deposits	13,839,150	14,721,663
Time deposits	11,407,626	7,228,514
Deposits at foreign office	2,809,532	4,232,932

Total deposits	37,100,174	35,429,473

Federal funds purchased and agreements to repurchase securities	4,211,978	3,924,576
Other short-term borrowings	940,894	779,088
Accrued interest and other liabilities	819,980	727,411
Long-term borrowings	6,196,994	6,348,559

Total liabilities	49,270,020	47,209,107

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued in 2005 and 2004	60,198	60,198
Common stock issuable, 100,298 shares in 2005; 107,517 shares in 2004	5,363	5,779
Additional paid-in capital	2,886,153	2,897,912
Retained earnings	3,854,275	3,270,887
Accumulated other comprehensive income (loss), net	(97,930)	(17,209)
Treasury stock — common, at cost — 8,336,907 shares in 2005; 5,168,896 shares in 2004	(831,673)	(487,953)

Total stockholders’ equity	5,876,386	5,729,614

Total liabilities and stockholders’ equity	$55,146,406	$52,938,721

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income

	Year Ended December 31

	2005	2004	2003

	(In thousands, except per share)
Interest income
Loans and leases, including fees	$2,420,660	$1,974,469	$1,897,701
Money-market assets
Deposits at banks	169	65	147
Federal funds sold and agreements to resell securities	808	134	1,875
Trading account	1,544	375	592
Investment securities
Fully taxable	351,423	309,141	210,968
Exempt from federal taxes	14,090	14,548	15,282

Total interest income	2,788,694	2,298,732	2,126,565

Interest expense
NOW accounts	2,182	1,802	3,613
Savings deposits	139,445	92,064	102,190
Time deposits	294,782	154,722	159,700
Deposits at foreign office	120,122	43,034	14,991
Short-term borrowings	157,853	71,172	49,064
Long-term borrowings	279,967	201,366	198,252

Total interest expense	994,351	564,160	527,810

Net interest income	1,794,343	1,734,572	1,598,755
Provision for credit losses	88,000	95,000	131,000

Net interest income after provision for credit losses	1,706,343	1,639,572	1,467,755

Other income
Mortgage banking revenues	136,114	124,353	149,105
Service charges on deposit accounts	369,918	366,301	309,749
Trust income	134,679	136,296	114,620
Brokerage services income	55,572	53,740	51,184
Trading account and foreign exchange gains	22,857	19,435	15,989
Gain (loss) on bank investment securities	(28,133)	2,874	2,487
Other revenues from operations	258,711	239,970	187,961

Total other income	949,718	942,969	831,095

Other expense
Salaries and employee benefits	822,239	806,552	740,324
Equipment and net occupancy	173,689	179,595	170,623
Printing, postage and supplies	33,743	34,476	36,985
Amortization of core deposit and other intangible assets	56,805	75,410	78,152
Other costs of operations	398,666	419,985	422,096

Total other expense	1,485,142	1,516,018	1,448,180

Income before taxes	1,170,919	1,066,523	850,670
Income taxes	388,736	344,002	276,728

Net income	$782,183	$722,521	$573,942

Net income per common share
Basic	$6.88	$6.14	$5.08
Diluted	6.73	6.00	4.95
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Cash flows from operating activities
Net income	$782,183	$722,521	$573,942
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	88,000	95,000	131,000
Depreciation and amortization of premises and equipment	58,477	62,779	62,603
Amortization of capitalized servicing rights	58,466	57,885	50,907
Amortization of core deposit and other intangible assets	56,805	75,410	78,152
Provision for deferred income taxes	(88,071)	(137,596)	(60,906)
Asset write-downs	32,765	737	565
Net gain on sales of assets	(9,694)	(7,127)	(4,443)
Net change in accrued interest receivable, payable	3,099	(26,438)	(5,709)
Net change in other accrued income and expense	(25,017)	4,528	30,629
Net change in loans held for sale	(609,433)	(133,925)	356,754
Net change in trading account assets and liabilities	(49,208)	10,596	2,121

Net cash provided by operating activities	298,372	724,370	1,215,615

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	20,673	727,229	78,978
Other	62,047	20,510	180,325
Proceeds from maturities of investment securities
Available for sale	2,158,675	2,902,255	2,467,366
Held to maturity	104,500	142,799	128,524
Purchases of investment securities
Available for sale	(2,047,939)	(4,874,927)	(3,445,106)
Held to maturity	(107,540)	(136,018)	(140,664)
Other	(107,597)	(51,021)	(149,934)
Additions to capitalized servicing rights	(50,367)	(57,778)	(61,973)
Net increase in loans and leases	(1,509,896)	(2,583,862)	(1,427,209)
Capital expenditures, net	(26,546)	(31,785)	(31,631)
Acquisitions, net of cash acquired:
Banks and bank holding companies	—	—	2,134,822
Other, net	(72,236)	(15,404)	(12,025)

Net cash used by investing activities	(1,576,226)	(3,958,002)	(278,527)

Cash flows from financing activities
Net increase in deposits	1,680,945	2,329,792	537,552
Net increase (decrease) in short-term borrowings	450,230	261,454	(597,930)
Proceeds from long-term borrowings	1,801,657	1,400,660	1,299,568
Payments on long-term borrowings	(1,927,070)	(575,779)	(1,498,842)
Purchases of treasury stock	(509,609)	(610,261)	—
Dividends paid — common	(198,619)	(187,669)	(135,423)
Other, net	106,975	79,457	73,638

Net cash provided (used) by financing activities	1,404,509	2,697,654	(321,437)

Net increase (decrease) in cash and cash equivalents	126,655	(535,978)	615,651
Cash and cash equivalents at beginning of year	1,363,804	1,899,782	1,284,131

Cash and cash equivalents at end of year	$1,490,459	$1,363,804	$1,899,782

Supplemental disclosure of cash flow information
Interest received during the year	$2,721,155	$2,266,601	$2,151,057
Interest paid during the year	964,548	589,799	577,741
Income taxes paid during the year	472,773	453,006	329,827
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$10,417	$17,167	$17,794
Acquisition of banks and bank holding companies
Common stock issued	—	—	1,993,956
Fair value of
Assets acquired (noncash)	—	—	14,355,837
Liabilities assumed	—	—	14,496,703
Securitization of residential mortgage loans allocated to
Available for sale investment securities	124,600	—	1,150,834
Capitalized servicing rights	1,410	—	17,279
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income (Loss),	Treasury
	Stock	Stock	Issuable	Capital	Earnings	Net	Stock	Total

	(In thousands)
2003
Balance — January 1, 2003	$—	48,570	6,190	1,192,998	2,297,848	54,772	(391,899)	3,208,479
Comprehensive income:
Net income	—	—	—	—	573,942	—	—	573,942
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(17,283)	—	(17,283)
Unrealized gains on cash flow hedge	—	—	—	—	—	622	—	622
Minimum pension liability adjustment	—	—	—	—	—	(12,458)	—	(12,458)

								544,823
Acquisition of Allfirst Financial Inc. — common stock issued	—	10,969	—	1,617,034	—	—	365,953	1,993,956
Repayment of management stock ownership program receivable	—	—	—	23	—	—	—	23
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	43,228	—	—	—	43,228
Exercises	—	509	—	35,045	—	—	25,288	60,842
Directors’ stock plan	—	4	—	726	—	—	175	905
Deferred compensation plans, net, including dividend equivalents	—	1	136	(91)	(152)	—	483	377
Common stock cash dividends — $1.20 per share	—	—	—	—	(135,423)	—	—	(135,423)

Balance — December 31, 2003	$—	60,053	6,326	2,888,963	2,736,215	25,653	—	5,717,210
2004
Comprehensive income:
Net income	—	—	—	—	722,521	—	—	722,521
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(42,823)	—	(42,823)
Minimum pension liability adjustment	—	—	—	—	—	(39)	—	(39)

								679,659
Purchases of treasury stock	—	—	—	—	—	—	(610,261)	(610,261)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	48,103	—	—	—	48,103
Exercises	—	144	—	(38,361)	—	—	119,444	81,227
Directors’ stock plan	—	1	—	167	—	—	817	985
Deferred compensation plans, net, including dividend equivalents	—	—	(547)	(960)	(180)	—	2,047	360
Common stock cash dividends — $1.60 per share	—	—	—	—	(187,669)	—	—	(187,669)

Balance — December 31, 2004	$—	60,198	5,779	2,897,912	3,270,887	(17,209)	(487,953)	5,729,614
2005
Comprehensive income:
Net income	—	—	—	—	782,183	—	—	782,183
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(43,864)	—	(43,864)
Minimum pension liability adjustment	—	—	—	—	—	(36,857)	—	(36,857)

								701,462
Purchases of treasury stock	—	—	—	—	—	—	(509,609)	(509,609)
Repayment of management stock ownership program receivable	—	—	—	304	—	—	—	304
Stock-based compensation plans:
Stock option and purchase plans: Compensation expense	—	—	—	45,191	—	—	—	45,191
Exercises	—	—	—	(57,112)	—	—	163,864	106,752
Directors’ stock plan	—	—	—	87	—	—	1,009	1,096
Deferred compensation plans, net, including dividend equivalents	—	—	(416)	(229)	(176)	—	1,016	195
Common stock cash dividends — $1.75 per share	—	—	—	—	(198,619)	—	—	(198,619)

Balance — December 31, 2005	$—	60,198	5,363	2,886,153	3,854,275	(97,930)	(831,673)	5,876,386

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements

1.	Significant accounting policies
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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
Loans and leases
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
        Except for consumer and residential mortgage loans that are considered smaller balance homogenous loans and are evaluated collectively, the Company considers a loan to be impaired for purposes of applying Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended, when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Impaired loans are classified as either nonaccrual or as loans renegotiated at below market rates. Loans less than 90 days delinquent are deemed to have an insignificant delay in payment and are generally not considered impaired for purposes of applying SFAS No. 114. Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest received on impaired loans placed on nonaccrual status is applied to reduce the carrying value of the loan or, if principal is considered fully collectible, recognized as interest income.
        Residual value estimates for commercial leases are generally determined through internal or external reviews of the leased property. The Company reviews commercial lease residual values at least annually and recognizes residual value impairments deemed to be other than temporary. Initial estimates of residual value for automobile leases are recorded based on published industry standards and historical residual value losses incurred relative to the published industry standards. Automobile leases are considered small homogenous leases and, as such, impairments to residual value are determined based on projected residual value losses relative to the initially recorded residual values.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
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
Goodwill and core deposit and other intangible assets
Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Similar to goodwill, other intangible assets, which include core deposit intangibles, also lack physical substance but, as required by SFAS No. 141, “Business Combinations,” have had portions of the cost of an acquired entity assigned to such assets. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as core deposit intangibles, are required to be amortized over their estimated lives. Core deposit and other intangible assets are amortized using accelerated methods over estimated useful lives of five to ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of core deposit and other intangible assets may be impaired.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
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
Stock-based compensation
The Company recognizes expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Under SFAS No. 123, stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation that is expected to vest. Information on the determination of the estimated value of stock options and stock purchase plan rights used to calculate stock-based compensation expense under the provisions of SFAS No. 123 is included in note 10.
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
        Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS No. 123R”), an amendment of SFAS No. 123. As required, coincident with the adoption of SFAS No. 123R, the Company will begin accelerating the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plan allows for vesting at the time an employee retires. Through December 31, 2005, stock-based compensation granted to such individuals was expensed over the normal vesting period and any

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
remaining unrecognized compensation cost was recognized at the time an individual employee actually retired. This change will affect the timing of stock-based compensation expense recognition in the Company’s consolidated financial statements for the first quarter of 2006 and each first quarter thereafter, as most of the Company’s stock-based awards are granted in January, but will not affect the value ascribed to stock-based compensation granted to employees nor the aggregate amount of stock-based compensation expense recognized by the Company. The Company estimates that the acceleration of such expense will increase stock-based compensation expense by an additional $6 million in the first quarter of 2006 and by approximately $4 million for the full year 2006 from what would otherwise have been recognized in those periods had the expense recognition not been accelerated. If not for this required change, the estimated $4 million of stock-based compensation expense to be recognized in 2006 would have been recognized in 2007 through 2009 following the normal vesting schedule for stock options granted by the Company.
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
        The acquisition of Allfirst represented a major geographic expansion by M&T and created a strong Mid-Atlantic banking franchise. Following the acquisition, the Company offers a broad range of products and services through its banking offices in six states and the District of Columbia. As a result of the acquisition, the Company has greater geographic diversity of its banking operations and the benefits of scale associated with a larger company. As part of the purchase price allocation at April 1, 2003, M&T recorded $1.8 billion of goodwill (none of which is tax deductible), $136 million of core

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
deposit intangible and $64 million of other intangible assets. The weighted-average amortization periods for the acquired core deposit intangible and other intangible assets were eight years and seven years, respectively. Information regarding the allocation of goodwill resulting from the Allfirst acquisition to the Company’s reportable segments is as follows:

(In thousands)
Commercial Banking	$602,153
Commercial Real Estate	140,283
Discretionary Portfolio	—
Residential Mortgage Banking	—
Retail Banking	813,361
All Other	250,731

Total	$1,806,528

        In connection with the Allfirst acquisition, the Company incurred merger expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company of approximately $60 million ($39 million net of applicable income taxes) during 2003. There were no significant similar expenses in 2005 or 2004. Expenses related to systems conversions and other costs of integration are included in the consolidated statement of income for the year ended December 31, 2003 as follows:

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
        Presented herein is certain unaudited pro forma information for 2003 as if Allfirst had been acquired on January 1 of that year. These results combine the historical results of Allfirst into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2003.

Pro Forma
Year Ended
December 31 2003

(In thousands,
except per share)
Interest income	$2,267,271
Other income	923,055
Net income	598,556
Diluted earnings per common share	4.89

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

3.	Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
December 31, 2005
Investment securities available for sale:
U.S. Treasury and federal agencies	$330,945	$40	$7,779	$323,206
Obligations of states and political subdivisions	81,024	3,912	1	84,935
Mortgage-backed securities:
Government issued or guaranteed	2,740,503	8,047	55,382	2,693,168
Privately issued	4,318,988	8,423	52,399	4,275,012
Other debt securities	144,967	6,904	1,133	150,738
Equity securities	395,134	11,512	2,002	404,644

	8,011,561	38,838	118,696	7,931,703

Investment securities held to maturity:
Obligations of states and political subdivisions	97,003	1,955	134	98,824
Other debt securities	4,056	—	—	4,056

	101,059	1,955	134	102,880

Other securities	367,402	—	—	367,402

Total	$8,480,022	$40,793	$118,830	$8,401,985

December 31, 2004
Investment securities available for sale:
U.S. Treasury and federal agencies	$334,337	$280	$2,766	$331,851
Obligations of states and political subdivisions	103,415	6,365	8	109,772
Mortgage-backed securities:
Government issued or guaranteed	3,633,394	26,372	26,507	3,633,259
Privately issued	3,393,255	23,650	12,738	3,404,167
Other debt securities	183,937	8,415	1,250	191,102
Equity securities	399,343	10,293	25,070	384,566

	8,047,681	75,375	68,339	8,054,717

Investment securities held to maturity:
Obligations of states and political subdivisions	95,020	2,378	153	97,245
Other debt securities	3,030	—	—	3,030

	98,050	2,378	153	100,275

Other securities	321,852	—	—	321,852

Total	$8,467,583	$77,753	$68,492	$8,476,844

        No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of stockholders’ equity at December 31, 2005.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
        As of December 31, 2005, the latest available investment ratings of all privately issued mortgage-backed securities were A or better, with the exception of 9 securities with an aggregate amortized cost and estimated fair value of $41,533,000 and $42,604,000, respectively.
        The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31

	2005	2004

	(In thousands)
Amortized cost	$5,837,340	$5,620,973
Estimated fair value	5,753,823	5,611,968
        Gross realized gains on the sale of investment securities were $1,464,000 in 2005, $6,084,000 in 2004 and $2,487,000 in 2003. Gross realized losses on investment securities were $414,000 in 2005 and $3,210,000 in 2004. There were no such losses in 2003. During the third quarter of 2005, the Company recognized a $29,183,000 other-than-temporary impairment charge related to preferred stock issuances of the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The write-down was taken on $132,900,000 of variable-rate preferred securities that M&T continues to hold. Although the securities are still rated as investment grade, M&T recognized the impairment charge, in accordance with generally accepted accounting principles, in light of changing circumstances during 2005’s third quarter that included an announced further delay in FNMA’s ability to provide restated financial information about its results of operations until late 2006 and a further decline in the market value of certain of FHLMC’s preferred stock issuances despite its release of operating results.
        At December 31, 2005, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Debt securities available for sale:
Due in one year or less	$70,018	$68,946
Due after one year through five years	302,790	296,716
Due after five years through ten years	43,720	45,441
Due after ten years	140,408	147,776

	556,936	558,879
Mortgage-backed securities available for sale	7,059,491	6,968,180

	$7,616,427	$7,527,059

Debt securities held to maturity:
Due in one year or less	$78,532	$78,470
Due after one year through five years	7,472	7,689
Due after five years through ten years	5,402	5,653
Due after ten years	9,653	11,068

	$101,059	$102,880

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
        A summary of investment securities that as of December 31, 2005 and 2004 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More

		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

	(In thousands)
December 31, 2005
U.S. Treasury and federal agencies	$17,111	$(141)	$302,942	$(7,638)
Obligations of states and political subdivisions	55,830	(112)	4,788	(23)
Mortgage-backed securities:
Government issued or guaranteed	408,924	(7,754)	1,693,319	(47,628)
Privately issued	2,209,915	(23,252)	1,121,380	(29,147)
Other debt securities	16,587	(230)	57,684	(903)
Equity securities	134,266	(1,991)	32	(11)

Total	$2,842,633	$(33,480)	$3,180,145	$(85,350)

December 31, 2004
U.S. Treasury and federal agencies	$300,496	$(2,766)	$—	$—
Obligations of states and political subdivisions	68,375	(155)	439	(6)
Mortgage-backed securities:
Government issued or guaranteed	2,530,605	(26,333)	27,626	(174)
Privately issued	1,450,346	(11,783)	53,245	(955)
Other debt securities	31,516	(241)	31,520	(1,009)
Equity securities	16,420	(3,580)	91,367	(21,490)

Total	$4,397,758	$(44,858)	$204,197	$(23,634)

        The Company owned approximately six hundred individual investment securities with aggregate gross unrealized losses of $118,830,000 at December 31, 2005. Those investment securities consisted predominantly of mortgage-backed securities classified as available for sale. The unrealized losses at December 31, 2005 were generally attributable to the level of interest rates and, accordingly, were considered to be temporary in nature. At December 31, 2005, the Company had not identified events or changes in circumstance which may have a significant adverse effect on the fair value of the $367,402,000 of cost method investment securities.
        At December 31, 2005, investment securities with a carrying value of $4,553,552,000, including $4,265,216 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from various Federal Home Loan Banks (“FHLB”), repurchase agreements, governmental deposits and interest rate swap agreements.
        Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $616,029,000 at December 31, 2005. The pledged securities are included in government issued or guaranteed mortgage-backed securities available for sale.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

4.	Loans and leases
Total gross loans and leases outstanding were comprised of the following:

	December 31

	2005	2004

	(In thousands)
Loans
Commercial, financial, agricultural, etc.	$9,818,897	$8,914,230
Real estate:
Residential	3,802,645	2,821,533
Commercial	12,833,912	12,716,694
Construction	2,335,498	1,797,106
Consumer	10,385,740	10,919,071

Total loans	39,176,692	37,168,634

Leases
Commercial	1,286,930	1,255,465
Consumer	90,069	220,523

Total leases	1,376,999	1,475,988

Total loans and leases	$40,553,691	$38,644,622

        One-to-four family residential mortgage loans held for sale were $1.2 billion at December 31, 2005 and $790 million at December 31, 2004. One-to-four family residential mortgage loans and smaller balance commercial mortgage loans with many repayment characteristics similar to residential mortgage loans that are serviced for others totaled approximately $15.6 billion and $14.9 billion at December 31, 2005 and 2004, respectively. As of December 31, 2005, approximately $9 million of one-to-four family residential mortgage loans serviced for others had been sold with recourse. Commercial mortgage loans held for sale were $199 million at December 31, 2005 and $61 million at December 31, 2004. Commercial mortgage loans serviced for others totaled approximately $4.3 billion and $4.1 billion at December 31, 2005 and 2004, respectively. As of December 31, 2005 approximately $941 million of commercial mortgage loan balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the FNMA Delegated Underwriting and Servicing (“DUS”) program. At December 31, 2005, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those recourse arrangements.
        Nonperforming loans (loans on which interest was not being accrued or had been renegotiated at below-market interest rates) totaled $156,451,000 at December 31, 2005 and $172,450,000 at December 31, 2004. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $12,144,000 in 2005 and $14,454,000 in 2004. The actual amounts included in interest income during 2005 and 2004 on such loans were $3,279,000 and $5,420,000, respectively.
        The recorded investment in loans considered impaired for purposes of applying SFAS No. 114 was $92,528,000 and $106,418,000 at December 31, 2005 and 2004, respectively. The recorded investment in loans considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $65,244,000 and $15,343,000, respectively, at December 31, 2005 and $71,248,000 and $16,548,000, respectively, at December 31, 2004. The recorded investment in loans considered impaired for which there was no related valuation allowance for impairment was $27,284,000 and $35,170,000 at December 31, 2005 and 2004, respectively. The average recorded investment in impaired loans during 2005, 2004 and 2003 was $106,603,000, $135,431,000 and $215,882,000, respectively. Interest income recognized on impaired

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
loans totaled $4,522,000, $10,546,000 and $5,664,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
        Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $172,610,000 and $229,123,000 at December 31, 2005 and 2004, respectively. During 2005, new borrowings by such persons amounted to $50,067,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from retirements) were $106,580,000.
        At December 31, 2005, approximately $1.9 billion of commercial mortgage loans and $1.5 billion of one-to-four family residential mortgage loans were pledged to secure outstanding borrowings. As described in note 18, as of December 31, 2005, $572 million of automobile loans and related assets were effectively pledged to secure a $500 million revolving structured borrowing.
        The Company’s loan and lease portfolio includes (i) commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and commercial aircraft, and (ii) consumer leases for automobiles and light trucks. A summary of lease financing receivables follows:

	December 31

	2005	2004

	(In thousands)
Commercial leases:
Direct financings:
Lease payments receivable	$875,869	$797,338
Estimated residual value of leased assets	117,927	115,114
Unearned income	(135,789)	(131,441)

Investment in direct financings	858,007	781,011
Leveraged leases:
Lease payments receivable	135,469	152,424
Estimated residual value of leased assets	157,665	190,589
Unearned income	(43,374)	(54,314)

Investment in leveraged leases	249,760	288,699

Investment in commercial leases	1,107,767	1,069,710
Consumer automobile leases:
Lease payments receivable	27,649	79,602
Estimated residual value of leased assets	62,420	140,921
Unearned income	(4,867)	(15,638)

Investment in consumer automobile leases	85,202	204,885

Total investment in leases	$1,192,969	$1,274,595

Deferred taxes payable arising from leveraged leases	$211,980	$247,513
        Included within the estimated residual value of leased assets at December 31, 2005 and 2004 were $31 million and $24 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees. The Company is indemnified from loss by AIB on a portion of leveraged leases obtained in the acquisition of Allfirst. Amounts as of December 31, 2005 and 2004 in the leveraged lease section of the table subject to such indemnification included lease payments receivable of $9 million and $21 million, respectively, estimated residual value of leased assets of $31 million and $56 million, respectively, and unearned income of $8 million and $13 million,

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
respectively. For consumer automobile leases, substantially all residual values were insured by third parties for declines in published industry-standard residual values.
        At December 31, 2005, the minimum future lease payments to be received from lease financings were as follows:

	Commercial	Consumer	Total

	(In thousands)
Year ending December 31:
2006	$246,588	$19,456	$266,044
2007	200,589	7,542	208,131
2008	153,996	651	154,647
2009	96,694	—	96,694
2010	61,801	—	61,801
Later years	251,670	—	251,670

	$1,011,338	$27,649	$1,038,987

5.	Allowance for credit losses
Changes in the allowance for credit losses were as follows:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Beginning balance	$626,864	$614,058	$436,472
Provision for credit losses	88,000	95,000	131,000
Allowance obtained through acquisitions	—	—	146,300
Allowance related to loans sold or securitized	(314)	(501)	(3,198)
Net charge-offs
Charge-offs	(107,617)	(119,025)	(127,520)
Recoveries	30,730	37,332	31,004

Net charge-offs	(76,887)	(81,693)	(96,516)

Ending balance	$637,663	$626,864	$614,058

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

6.	Premises and equipment
The detail of premises and equipment was as follows:

	December 31

	2005	2004

	(In thousands)
Land	$49,191	$55,959
Buildings — owned	225,828	225,449
Buildings — capital leases	1,598	1,598
Leasehold improvements	92,741	92,552
Furniture and equipment — owned	301,138	289,538
Furniture and equipment — capital leases	2,514	1,197

	673,010	666,293
Less: accumulated depreciation and amortization
Owned assets	334,024	297,666
Capital leases	1,871	1,423

	335,895	299,089

Premises and equipment, net	$337,115	$367,204

        Net lease expense for all operating leases totaled $57,641,000 in 2005, $58,318,000 in 2004 and $51,511,000 in 2003. Minimum lease payments under noncancelable operating leases are presented in note 20. Minimum lease payments required under capital leases are not material.

7.	Capitalized servicing assets
Changes in capitalized servicing assets were as follows:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Beginning balance	$186,225	$185,816	$135,076
Originations	16,928	26,285	50,125
Purchases	35,135	32,009	34,243
Assumed in loan securitizations (note 18)	1,411	—	17,279
Amortization	(58,466)	(57,885)	(50,907)

	181,233	186,225	185,816
Valuation allowance	(19,800)	(30,878)	(34,500)

Ending balance, net	$161,433	$155,347	$151,316

        Capitalized servicing assets at December 31, 2005 and 2004 included $140 million and $133 million, respectively, of capitalized residential mortgage loan servicing rights, net of the valuation allowance for impairment, and $21 million and $22 million, respectively, of capitalized commercial mortgage loan servicing rights. During 2005 and 2004, $11,078,000 and $3,622,000, respectively, of the valuation allowance was reversed because of increases in the market value of certain strata of servicing assets relative to the amortized cost basis of the servicing assets in such strata. During 2003, a provision for impairment of $2,000,000 was added to the valuation allowance because the carrying value of certain strata of capitalized servicing assets exceeded estimated fair value. The estimated fair value of capitalized servicing assets was approximately $191 million at December 31, 2005 and $178 million at December 31, 2004. In conjunction with the Allfirst acquisition, the Company obtained capitalized

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
servicing assets of approximately $21 million, comprised primarily of commercial mortgage loan servicing rights. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 16.6% and 12.6% at December 31, 2005 and 2004, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2005 and 2004, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 1,073 basis points (hundredths of one percent) and 697 basis points, respectively, over market implied forward London Interbank Offered Rates. The estimated market value of capitalized servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2005 and 2004 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.
        The key economic assumptions used to determine the fair value of capitalized servicing rights at December 31, 2005 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

Weighted-average prepayment speeds — residential (constant prepayment rate)	18.74%
Impact on fair value of 10% adverse change	$(6,403,000)
Impact on fair value of 20% adverse change	(12,211,000)

Weighted-average OAS — residential	10.73%
Impact on fair value of 10% adverse change	$(3,208,000)
Impact on fair value of 20% adverse change	(6,248,000)

Weighted-average discount rate — commercial	18.00%
Impact on fair value of 10% adverse change	$(1,110,000)
Impact on fair value of 20% adverse change	(2,142,000)

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

8.	Goodwill and other intangible assets
In accordance with SFAS No. 142, the Company does not amortize goodwill associated with corporate acquisitions, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
December 31, 2005
Core deposit	$385,725	$303,694	$82,031
Other	99,088	72,859	26,229

Total	$484,813	$376,553	$108,260

December 31, 2004
Core deposit	$385,725	$258,918	$126,807
Other	99,530	60,830	38,700

Total	$485,255	$319,748	$165,507

        Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted-average original amortization period was approximately eight years. The remaining weighted-average amortization period as of December 31, 2005 was approximately four years. Amortization expense for core deposit and other intangible assets was $56,805,000, $75,410,000 and $78,152,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)
Year ending December 31:
2006	$42,798
2007	29,311
2008	17,707
2009	11,473
2010	5,654
Later years	1,317

$108,260

        Also in accordance with the provisions of SFAS No. 142, the Company completed annual goodwill impairment tests as of October 1, 2003, 2004 and 2005. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. The Company’s

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
non-relationship business reporting units were individually analyzed and fair value was largely determined by comparisons to market transactions for similar businesses. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.
        A summary of goodwill assigned to each of the Company’s reportable segments as of December 31, 2005 and 2004 for purposes of testing for impairment is as follows:

(In thousands)
Commercial Banking	$838,165
Commercial Real Estate	255,166
Discretionary Portfolio	—
Residential Mortgage Banking	—
Retail Banking	1,440,925
All Other	369,825

Total	$2,904,081

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

9.	Borrowings
The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds
	Purchased
	and	Other
	Repurchase	Short-term
	Agreements	Borrowings	Total

	(Dollars in thousands)
At December 31, 2005
Amount outstanding	$4,211,978	$940,894	$5,152,872
Weighted-average interest rate	4.07%	4.26%	4.10%
For the year ended December 31, 2005
Highest amount at a month-end	$4,547,239	$1,136,923
Daily-average amount outstanding	4,232,002	658,229	$4,890,231
Weighted-average interest rate	3.20%	3.40%	3.23%
At December 31, 2004
Amount outstanding	$3,924,576	$779,088	$4,703,664
Weighted-average interest rate	2.08%	2.16%	2.09%
For the year ended December 31, 2004
Highest amount at a month-end	$5,039,431	$779,088
Daily-average amount outstanding	4,575,951	565,685	$5,141,636
Weighted-average interest rate	1.36%	1.59%	1.38%
At December 31, 2003
Amount outstanding	$3,832,182	$610,064	$4,442,246
Weighted-average interest rate	.92%	1.25%	.96%
For the year ended December 31, 2003
Highest amount at a month-end	$4,301,977	$1,322,839
Daily-average amount outstanding	3,337,582	993,235	$4,330,817
Weighted-average interest rate	1.09%	1.27%	1.13%
        In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2005 matured on the next business day following year-end. Other short-term borrowings included a $500 million revolving asset-backed structured borrowing with an unaffiliated conduit lender. Further information related to the revolving asset-backed structured borrowing is provided in note 18. The remaining balance of other short-term borrowings included borrowings from the U.S. Treasury and others having original maturities of one year or less.
        At December 31, 2005, the Company had lines of credit under formal agreements as follows:

			M&T
	M&T	M&T Bank	Bank, N.A.

	(In thousands)
Outstanding borrowings	$—	$3,861,744	$—
Unused	30,000	6,042,909	87,740
        M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $30 million at its discretion through December 8, 2006. At December 31, 2005, M&T Bank had borrowing facilities available with the FHLB whereby M&T Bank could borrow up to

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
approximately $6.4 billion. Additionally, M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York totaling approximately $3.6 billion, under which there were no borrowings outstanding at December 31, 2005 or 2004. M&T Bank and M&T Bank, N.A. are required to pledge loans or investment securities as collateral for these borrowing facilities.
        Long-term borrowings were as follows:

	December 31,

	2005	2004

	(In thousands)
Subordinated notes of M&T Bank:
7% due 2005	$—	$100,000
8% due 2010	132,118	499,655
3.85% due 2013	399,806	399,719
5.585% due 2020, variable rate commencing 2015	347,742	—
Subordinated notes of M&T:
7.2% due 2007	209,579	215,965
6.875% due 2009	105,594	107,273
Senior medium term notes — 6.5% due 2008	28,921	28,475
Advances from FHLB:
Variable rates	2,850,000	2,700,000
Fixed rates	1,025,145	1,053,831
Junior subordinated debentures associated with preferred capital securities of:
M&T Capital Trust I — 8.234%	154,640	154,640
M&T Capital Trust II — 8.277%	103,093	103,093
M&T Capital Trust III — 9.25%	68,709	69,034
First Maryland Capital I — Variable rate	143,102	142,553
First Maryland Capital II — Variable rate	140,660	139,997
Allfirst Asset Trust — Variable rate	101,640	101,483
Other	386,245	532,841

	$6,196,994	$6,348,559

        The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of depositors and other creditors of M&T Bank. In December 2005, M&T Bank completed an offer to the holders of its 8% subordinated notes due October 2010 to exchange their notes for fixed rate/floating rate subordinated notes due December 2020. Approximately $363 million of the 8% notes with a carrying value of $348 million were exchanged for new subordinated notes with a face value of $409 million. The new subordinated notes bear a fixed rate of interest of 5.585% until December 2015 and a floating rate of interest thereafter until maturity in December 2020, at a rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 1.215%. Beginning December 2015, M&T Bank may, at its option and subject to prior regulatory approval, redeem some or all of the new notes on any interest payment date. In accordance with generally accepted accounting principles, the Company has accounted for the exchange as a modification of debt terms and not as an extinguishment of debt because, among other factors, the present value of the cash flows under the terms of the new subordinated notes was not at least ten percent different from the present value of the cash flows under the original terms of the exchanged subordinated notes. Coincident with the exchange, M&T Bank terminated $363 million of interest rate swap agreements that were used to hedge the 8.0% subordi-

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
nated notes that were exchanged. A $15 million valuation adjustment on the previously hedged notes has been included in the carrying value of the new subordinated notes and is being amortized to interest expense over the period to expected maturity of the new notes. The new subordinated notes have an effective rate of 7.76%. The subordinated notes of M&T are unsecured and subordinate to the general creditors of M&T. The senior medium term notes were issued in 1998 by Keystone Financial Mid-Atlantic Funding Corp., a wholly owned subsidiary of M&T that was acquired in 2000. The notes provide for semi-annual interest payments at fixed rates of interest and are guaranteed by M&T.
        Long-term variable rate advances from the FHLB had contractual interest rates that ranged from 4.16% to 4.45% at December 31, 2005 and from 1.99% to 2.56% at December 31, 2004. The weighted-average contractual interest rates were 4.32% and 2.37% at December 31, 2005 and 2004, respectively. Long-term fixed-rate advances from the FHLB had contractual interest rates ranging from 4.05% to 8.29% at December 31, 2005 and 2004. The weighted-average contractual interest rates payable were 5.28% and 5.31% at December 31, 2005 and 2004, respectively. Advances from the FHLB mature at various dates through 2029 and are secured by residential real estate loans, commercial real estate loans and investment securities.
        In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) issued $310 million of fixed rate preferred capital securities. As a result of the Allfirst acquisition, M&T assumed responsibility for $300 million of similar preferred capital securities previously issued by special-purpose entities formed by Allfirst consisting of $150 million of floating rate preferred capital securities issued by First Maryland Capital I (“Trust IV”) in December 1996 and $150 million of floating rate preferred capital securities issued by First Maryland Capital II (“Trust V”) in January 1997. The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month LIBOR and were 5.15% and 5.10%, respectively, at December 31, 2005 and 3.07% and 3.01%, respectively, at December 31, 2004. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”
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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
        The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trusts to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of M&T as follows:

	Capital	Common
Trust	Securities	Securities	Junior Subordinated Debentures

Trust I	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of 8.234% Junior Subordinated Debentures due February 1, 2027.
Trust II	$100 million	$3.09 million	$103.09 million aggregate liquidation amount of 8.277% Junior Subordinated Debentures due June 1, 2027.
Trust III	$60 million	$1.856 million	$61.856 million aggregate liquidation amount of 9.25% Junior Subordinated Debentures due February 1, 2027.
Trust IV	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of Floating Rate Junior Subordinated Debentures due January 15, 2027.
Trust V	$150 million	$4.64 million	$154.64 million aggregate liquidation amount of Floating Rate Junior Subordinated Debentures due February 1, 2027.
        The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities at December 31, 2005 and 2004 of Trust III, Trust IV and Trust V include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 5.15% and 5.10%, respectively, at December 31, 2005 and 3.07% and 3.01%, respectively, at December 31, 2004.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
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
        As a result of the Allfirst acquisition, M&T also assumed responsibility for $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”) that were issued by Allfirst Preferred Capital Trust (“Allfirst Capital Trust”). Allfirst Capital Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures originally issued by Allfirst (and assumed by M&T as part of its acquisition of Allfirst on April 1, 2003) and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that were originally issued by Allfirst and are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 5.58% and 3.50% at December 31, 2005 and 2004, respectively.
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
        As discussed in note 18, effective December 31, 2003 the Company applied new accounting provisions promulgated by the Financial Accounting Standards Board (“FASB”) and removed the Trusts

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
and Allfirst Asset Trust from the Company’s consolidated balance sheet. Accordingly, at December 31, 2005 and 2004, the Company included the Junior Subordinated Debentures payable to the Trusts and the Floating Rate Junior Subordinated Debentures payable to the Allfirst Asset Trust as long-term borrowings in its consolidated balance sheet. Prior to December 31, 2003 the Company included the preferred capital securities of the Trusts and the SKATES issued by Allfirst Capital Trust in its consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. That change in financial statement presentation had no economic impact on the Company, had no material or substantive impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2003, and resulted in the Company recognizing $30 million in other assets for its “investment” in the common securities of the trusts described herein that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described herein.
        Long-term borrowings at December 31, 2005 mature as follows:

(In thousands)
Year ending December 31:
2006	$611,273
2007	528,944
2008	2,298,983
2009	387,345
2010	535,433
Later years	1,835,016

$6,196,994

10.	Stock-based compensation plans
The Company recognizes expense for stock-based compensation using the fair value method of accounting. As a result, salaries and employee benefits expense in 2005, 2004 and 2003 included $45 million, $48 million and $43 million, respectively, of stock-based compensation.

Stock option plans
In April 2005, stockholders approved the 2005 Incentive Compensation Plan (“2005 Plan”) which replaced M&T’s previous stock option plan. The 2005 Plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock and performance-based awards. Through December 31, 2005, only stock options that vest with the passage of time as service is provided have been issued. Stock options issued generally vest over four years and are exercisable over terms not exceeding ten years and one day. In 2005, the Company granted 125,600 options to substantially all employees who had not previously received awards under the predecessor plan. The options granted under that award vest three years after grant date and are exercisable for a period of seven years thereafter. The 2005 Plan allows for share grants not to exceed 6,000,000 shares of stock plus the shares that remained available for grant under the prior plan. At December 31, 2005 and 2004, respectively, there were 8,810,196 and 4,360,465 shares available for future grant.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
        A summary of stock option activity follows:

	Stock
	Options	Weighted-Average
	Outstanding	Exercise Price

2003
Beginning balance	10,205,815	$49.80
Granted	1,787,701	80.33
Exercised	(1,499,687)	35.57
Cancelled	(57,706)	71.56

At year-end	10,436,123	56.95
2004
Granted	2,073,118	91.73
Exercised	(1,694,501)	40.80
Cancelled	(184,749)	80.15

At year-end	10,629,991	65.90
2005
Granted	1,785,421	101.79
Exercised	(1,725,597)	51.69
Cancelled	(235,152)	91.02

At year-end	10,454,663	$73.81

Exercisable at:
December 31, 2005	5,471,061	$58.37
December 31, 2004	5,383,776	50.53
December 31, 2003	5,152,482	42.92
        A summary of stock options at December 31, 2005 follows:

	Outstanding			Exercisable

					Weighted-
	Number of	Weighted-Average		Number of	Average
	Stock	Exercise	Life	Stock	Exercise
Range of Exercise Price	Options	Price	(in Years)	Options	Price

$14.00 to $ 41.01	489,290	$27.71	1.0	489,290	$27.71
42.00 to 70.44	3,442,816	53.52	4.0	3,442,816	53.52
72.41 to 88.69	3,041,859	78.07	6.4	1,367,199	77.35
90.13 to 110.00	3,480,698	96.66	8.5	171,756	91.90

	10,454,663	$73.81	6.1	5,471,061	$58.37

        The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated grant date value per option was $22.96 in 2005, $22.64 in 2004 and $22.62 in 2003. The values were calculated using the following weighted-average assumptions: an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data); a risk-free interest rate of 3.95% in 2005, 3.53% in 2004 and 3.61% in 2003 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term); expected volatility of 21% in 2005, 24% in 2004 and 30% in 2003; and estimated dividend yields of 1.57% in 2005, 1.31% in 2004 and 1.50% in 2003 (representing the

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). Based on historical data and projected employee turnover rates, the Company reduced the estimated value of stock options for purposes of recognizing stock-based compensation expense by 8% in 2005 and 2004, and 10% in 2003 to reflect the probability of forfeiture prior to vesting.
Stock purchase plan
The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock through accumulated payroll deductions. Shares of M&T common stock will be issued at the end of an option period, typically one year or six months. In connection with the employee stock purchase plan, 1,000,000 shares of M&T common stock were authorized for issuance, of which 290,555 shares have been issued, including 103,694 shares in 2005, 104,378 shares in 2004 and 82,483 shares in 2003.
      Similar to the stock option plans, the Company used an option pricing model to estimate the grant date present value of purchase rights under the stock purchase plan. The estimated weighted-average grant date value per right was $14.44 in 2005, $11.93 in 2004 and $13.16 in 2003. Such values were calculated using the following weighted-average assumptions: a term of six months to one year (representing the period between grant date and exercise date); a risk-free interest rate of 3.64% in 2005, 1.84% in 2004 and 1.24% in 2003 (representing the yield on a U.S. Treasury security with a like term); expected volatility of 16% in 2005, 17% in 2004 and 26% in 2003; and an estimated dividend yield of 1.67% in 2005, 1.68% in 2004 and 1.41% in 2003 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date).
Deferred bonus plan
The Company provides a deferred bonus plan pursuant to which eligible employees may elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants may elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 70,132 and 75,425 at December 31, 2005 and 2004, respectively. The obligation to issue shares is included in common stock issuable in the consolidated balance sheet. Through December 31, 2005, 80,117 shares have been issued in connection with the deferred bonus plan.
Directors’ stock plan
The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. Through December 31, 2005, 71,980 shares have been issued in connection with the directors’ stock plan.
      Through an acquisition, the Company assumed an obligation to issue shares of M&T common stock related to a deferred directors compensation plan. Shares of common stock issuable under such plan were 30,166 and 32,092 at December 31, 2005 and 2004, respectively. The obligation to issue shares is included in common stock issuable in the consolidated balance sheet.
Management stock ownership program
Through an acquisition, M&T obtained loans that are secured by M&T common stock purchased by former executives of the acquired entity. At December 31, 2005 and 2004, the loan amounts owed M&T were less than the fair value of the financed stock purchased and totaled $4,274,000 and $4,578,000, respectively. Such loans are classified as a reduction of additional paid-in capital in the consolidated balance sheet. The amounts are due to M&T no later than October 5, 2010.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

11.	Pension plans and other postretirement benefits
The Company provides pension (defined benefit and defined contribution plans) and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.
      Net periodic pension expense consisted of the following:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Service cost	$31,240	$28,505	$24,530
Interest cost on projected benefit obligation	39,041	36,704	31,495
Expected return on plan assets	(37,579)	(37,642)	(34,426)
Amortization of prior service cost	245	57	35
Recognized net actuarial loss	5,190	2,332	2,349

Net periodic pension expense	$38,137	$29,956	$23,983

      Net postretirement benefits expense consisted of the following:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Service cost	$490	$879	$701
Interest cost on projected benefit obligation	3,721	5,426	4,129
Amortization of prior service cost	170	170	170
Recognized net actuarial loss	12	889	371

Net postretirement benefits expense	$4,393	$7,364	$5,371

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
      Data relating to the funding position of the plans were as follows:

	Pension Benefits		Postretirement Benefits

	2005	2004	2005	2004

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$654,886	$606,411	$87,338	$78,865
Service cost	31,240	28,505	490	879
Interest cost	39,041	36,704	3,721	5,426
Plan participants’ contributions	—	—	2,291	2,143
Amendments	(69,623)	—	—	—
Actuarial (gain) loss	66,794	17,349	(14,926)	11,231
Curtailments	(27,891)	—	—	—
Benefits paid	(34,719)	(34,083)	(11,973)	(11,206)

Benefit obligation at end of year	659,728	654,886	66,941	87,338

Change in plan assets:
Fair value of plan assets at beginning of year	465,462	464,594	—	—
Actual return on plan assets	15,750	31,731	—	—
Plan participants’ contributions	—	—	2,291	2,143
Benefits and other payments	(28,941)	(30,863)	(2,291)	(2,143)

Fair value of plan assets at end of year	452,271	465,462	—	—

Funded status	(207,457)	(189,424)	(66,941)	(87,338)
Unrecognized net actuarial loss	154,553	99,011	5,902	20,843
Unrecognized prior service cost	(69,366)	502	1,100	1,270

Prepaid (accrued) benefit cost	$(122,270)	$(89,911)	$(59,939)	$(65,225)

Amounts recognized in the consolidated balance sheet were:
Prepaid benefit cost (asset)	$4,575	$4,600	$—	$—
Accrued benefit cost (liability)	(207,875)	(115,561)	(59,939)	(65,225)
Intangible asset	121	563	—	—
Pre-tax charge to accumulated other comprehensive income	80,909	20,487	—	—

	$(122,270)	$(89,911)	$(59,939)	$(65,225)

      The Company has an unfunded supplemental pension plan for certain key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were each $46,923,000 as of December 31, 2005 and $46,574,000 and $46,457,000, respectively, as of December 31, 2004.
      The accumulated benefit obligation for all defined benefit pension plans was $659,728,000 and $580,325,000 at December 31, 2005 and 2004, respectively.
      Effective January 1, 2006, the Company amended certain provisions of its defined benefit pension plans. The formula was changed to reduce the future accrual of benefits by lowering the accrual percentage and through use of a career-average-pay formula as opposed to the previous final-average-pay formula. The amendments affect benefits earned for service periods beginning after December 31, 2005. The amendments caused the projected benefit obligation associated with the defined benefit plans to

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
decrease by approximately $98 million. There was no corresponding effect on the accumulated benefit obligation. Also effective January 1, 2006, the Company began to provide a new qualified defined contribution pension plan. Active participants had the choice of electing to remain in the defined benefit plan under the reduced benefit formula, or electing to participate in the new qualified defined contribution plan. New employees will not be eligible to participate in the defined benefit plan, but will participate in the defined contribution plan.
      As of December 31, 2005, the accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $652,758,000 (including $46,923,000 related to the unfunded supplemental pension plan) and $444,883,000, respectively. As of December 31, 2004, the accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $573,607,000 (including $46,457,000 related to the unfunded supplemental pension plan) and $458,046,000, respectively. As of December 31, 2005, the Company had recorded a cumulative minimum pension liability adjustment of $81,030,000 and an intangible asset of $121,000 that after applicable tax effect resulted in a reduction of accumulated other comprehensive income of $49,354,000. At December 31, 2004, the recorded minimum pension liability adjustment and intangible asset reduced accumulated other comprehensive income by $12,497,000.
      The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension		Postretirement
	Benefits		Benefits

	2005	2004	2005	2004

Discount rate	5.50%	6.00%	5.50%	6.00%
Rate of increase in future compensation levels	4.90%	4.91%	—	—
      The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Long-term rate of return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of increase in future compensation levels	4.91%	4.92%	4.96%	—	—	—
      On April 1, 2003, pension and other benefit obligations were assumed as a result of the acquisition of Allfirst. Initial liabilities and net costs were determined using a 6.25% discount rate and other assumptions as noted above.
      Weighted-average pension plan asset allocations based on the fair value of such assets at December 31, 2005 and 2004, and target allocations for 2006, by asset category, are as follows:

	December 31
			Target
	2005	2004	Allocation 2006

Equity securities	63%	76%	55-75%
Debt securities	33	23	25-40
Other	4	1	0-15

Total	100%	100%

      The expected long-term rate of return assumption as of each measurement date was determined by taking into consideration asset allocations as of each such date, target allocations of assets, historical returns on the types of assets held and current economic factors. The Company’s investment policy for determining the asset allocation targets was developed based on the desire to maximize total return while placing a strong emphasis on preservation of capital. In general, it is hoped that, in the aggregate, changes in the fair value of plan assets will be less volatile than similar changes in appropriate market

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
indices. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns.
      Pension plan assets included common stock of M&T with a fair value of $35,760,000 (8% of total plan assets) at December 31, 2005 and $35,363,000 (8% of total plan assets) at December 31, 2004.
      The Company makes contributions to its funded qualified pension plans as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. Subject to the impact of actual events and circumstances that may occur in 2006, the Company expects to make contributions to the qualified pension plans of approximately $25 million to $30 million in 2006, however, actual contributions could differ from such estimate. There were no contributions to the funded qualified pension plans in 2005 or 2004. The Company regularly funds the payment of benefit obligations for the supplemental pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $5,778,000 and $3,220,000 in 2005 and 2004, respectively. Payments made by the Company for postretirement benefits were $9,682,000 and $9,063,000 in 2005 and 2004, respectively.
      Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

	Pension	Postretirement
	Benefits	Benefits

	(In thousands)
Year ending December 31:
2006	$27,783	$8,795
2007	26,048	7,806
2008	26,371	7,184
2009	27,636	6,839
2010	28,971	6,544
2011 through 2015	176,971	28,890
      For measurement of postretirement benefits, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 5% over 5 years and remain constant thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have had the following effects:

	+1%	-1%

	(In thousands)
Increase (decrease) in:
Service and interest cost	$185	$(165)
Accumulated postretirement benefit obligation	3,713	(3,303)
      The Company has a retirement savings plan (“Savings Plan”) that is a defined contribution plan in which eligible employees of the Company may defer up to 15% (50% effective January 1, 2006) of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the Savings Plan totaled $16,507,000, $16,215,000 and $14,929,000 in 2005, 2004 and 2003, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

12.	Income taxes
The components of income tax expense (benefit) were as follows:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Current
Federal	$453,425	$427,568	$317,023
State and city	23,382	54,030	20,611

Total current	476,807	481,598	337,634

Deferred
Federal	(79,383)	(88,904)	(49,516)
State and city	(8,688)	(48,692)	(11,390)

Total deferred	(88,071)	(137,596)	(60,906)

Total income taxes applicable to pre-tax income	$388,736	$344,002	$276,728

      The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with generally accepted accounting principles, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2005, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $74,021,000. No actions are planned that would cause this reserve to become wholly or partially taxable.
      The portion of income taxes attributable to gains or losses on bank investment securities was a benefit of $5,434,000 in 2005, and expense of $1,121,000 and $970,000 in 2004 and 2003, respectively. No alternative minimum tax expense was recognized in 2005, 2004 or 2003.
      Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Income taxes at statutory rate	$409,822	$373,283	$297,735
Increase (decrease) in taxes:
Tax-exempt income	(27,548)	(26,920)	(24,332)
State and city income taxes, net of federal income tax effect, applicable to:
Pre-tax income	9,551	15,969	5,994
Reorganization of subsidiaries	—	(12,499)	—
Other	(3,089)	(5,831)	(2,669)

	$388,736	$344,002	$276,728

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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
not expected to be significantly different from what it otherwise would have been had the subsidiary reorganizations not occurred.
      Deferred tax assets (liabilities) were comprised of the following at December 31:

	2005	2004	2003

	(In thousands)
Losses on loans and other assets	$296,920	$293,664	$283,512
Postretirement and other supplemental employee benefits	39,926	43,900	44,157
Incentive compensation plans	28,786	28,172	28,871
Interest on loans	21,871	19,895	7,091
Retirement benefits	64,215	28,048	17,825
Stock-based compensation	41,379	39,899	33,535
Unrealized investment losses	31,281	—	—
Other	20,324	26,334	36,864

Gross deferred tax assets	544,702	479,912	451,855

Leasing transactions	(366,549)	(444,467)	(534,035)
Capitalized servicing rights	(16,964)	(16,199)	(20,390)
Interest on subordinated note exchange	(22,961)	—	—
Depreciation and amortization	(342)	(17,975)	(32,668)
Unrealized investment gains	—	(11,748)	(24,485)
Other	(1,784)	(8,086)	(9,198)

Gross deferred tax liabilities	(408,600)	(498,475)	(620,776)

Net deferred tax asset (liability)	$136,102	$(18,563)	$(168,921)

      The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.
      The income tax credits shown in the statement of income of M&T in note 24 arise principally from operating losses before dividends from subsidiaries.

13.	Earnings per share
The computations of basic earnings per share follow:

	Year Ended December 31

	2005	2004	2003

	(In thousands, except per share)
Income available to common stockholders:
Net income	$782,183	$722,521	$573,942
Weighted-average shares outstanding (including common stock issuable)	113,689	117,696	113,010
Basic earnings per share	$6.88	$6.14	$5.08

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
      The computations of diluted earnings per share follow:

	Year Ended December 31

	2005	2004	2003

	(In thousands, except per share)
Income available to common stockholders	$782,183	$722,521	$573,942
Weighted-average shares outstanding	113,689	117,696	113,010
Plus: incremental shares from assumed conversion of stock options	2,543	2,710	2,922

Adjusted weighted-average shares outstanding	116,232	120,406	115,932
Diluted earnings per share	$6.73	$6.00	$4.95

14.	Comprehensive income
The following table displays the components of other comprehensive income:

	Before-tax	Income
	Amount	Taxes	Net

	(In thousands)
For the year ended December 31, 2005
Unrealized losses on investment securities:
Unrealized holding losses	$(115,026)	$42,623	$(72,403)
Less: reclassification adjustment for losses recognized in net income	(28,133)	(406)	(28,539)

	(86,893)	43,029	(43,864)
Minimum pension liability adjustment	(60,422)	23,565	(36,857)

Net unrealized losses	$(147,315)	$66,594	$(80,721)

For the year ended December 31, 2004
Unrealized losses on investment securities:
Unrealized holding losses	$(52,686)	$11,616	$(41,070)
Less: reclassification adjustment for gains realized in net income	2,874	(1,121)	1,753

	(55,560)	12,737	(42,823)
Minimum pension liability adjustment	(64)	25	(39)

Net unrealized losses	$(55,624)	$12,762	$(42,862)

For the year ended December 31, 2003
Unrealized losses on investment securities:
Unrealized holding losses	$(25,752)	$9,986	$(15,766)
Less: reclassification adjustment for gains realized in net income	2,487	(970)	1,517

	(28,239)	10,956	(17,283)
Unrealized gains on cash flow hedge	1,019	(397)	622
Minimum pension liability adjustment	(20,423)	7,965	(12,458)

Net unrealized losses	$(47,643)	$18,524	$(29,119)

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
      Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

			Minimum
			Pension
	Investment	Cash Flow	Liability
	Securities	Hedges	Adjustment	Total

	(In thousands)
Balance at January 1, 2003	$55,394	$(622)	$—	$54,772
Net gain (loss) during 2003	(17,283)	622	(12,458)	(29,119)

Balance at December 31, 2003	38,111	—	(12,458)	25,653
Net gain (loss) during 2004	(42,823)	—	(39)	(42,862)

Balance at December 31, 2004	(4,712)	—	(12,497)	(17,209)
Net gain (loss) during 2005	(43,864)	—	(36,857)	(80,721)

Balance at December 31, 2005	$(48,576)	$—	$(49,354)	$(97,930)

15.	Other income and other expense
The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Other income:
Bank owned life insurance	$46,695	$48,010	$44,630
Letter of credit fees	38,600	33,579
Other expense:
Professional services	101,096	76,868	88,669
Amortization of capitalized servicing rights	58,467	57,885	50,907
Advertising and promotion		32,742	38,950

16.	International activities
The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. Net assets identified with international activities amounted to $230,021,000 and $247,709,000 at December 31, 2005 and 2004, respectively. Such assets included $216,798,000 and $230,033,000, respectively, of loans to foreign borrowers. Deposits at M&T Bank’s offshore branch office were $2,809,532,000 and $4,232,932,000 at December 31, 2005 and 2004, respectively. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
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
        Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated Fair
	Notional	Average	Average Rate		Value — Gain
	Amount	Maturity	Fixed	Variable	(Loss)

	(In thousands)	(In years)			(In thousands)
December 31, 2005
Fair value hedges:
Fixed rate time deposits(a)	$515,000	2.9	4.15%	4.14%	$(3,851)
Fixed rate long-term borrowings(a)	137,241	4.8	8.00%	7.97%	(4,997)

	$652,241	3.3	4.96%	4.95%	$(8,848)

December 31, 2004
Fair value hedges:
Fixed rate time deposits(a)	$150,000	5.9	3.43%	2.21%	$(741)
Fixed rate long-term borrowings(a)	575,000	5.1	7.62%	5.43%	(3,103)

	$725,000	5.2	6.75%	4.76%	$(3,844)

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
        The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive (pay) to terminate such contracts. The estimated fair value of such swap agreements at December 31, 2005 and 2004 included gross unrealized gains of $81,000 and $1,060,000, respectively, and gross unrealized losses of $8,929,000 and $4,904,000, respectively. At December 31, 2005 and 2004, the estimated fair values of interest rate swap agreements designated as fair value hedges were substantially offset by unrealized gains and losses resulting from changes in the fair values of the hedged items.
        The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2005 mature as follows:

(In thousands)
Year Ending December 31:
2006	$285,000
2007	10,000
2008	10,000
2009	—
2010	207,241
Later years	140,000

$652,241

        The net effect of interest rate swap agreements was to increase net interest income by $5,526,000 in 2005, $18,276,000 in 2004 and $17,327,000 in 2003. The average notional amount of interest rate swap agreements impacting net interest income that were entered into for interest rate risk management purposes were $767,175,000 in 2005, $696,284,000 in 2004 and $688,603,000 in 2003.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
The amount of hedge ineffectiveness recognized in 2005, 2004 and 2003 was not material to the Company’s results of operations.
        The Company utilizes commitments to sell residential real estate loans to hedge the exposure to changes in the fair value of residential real estate loans held for sale. Such commitments have been designated as fair value hedges and, as a result, the commitments and the hedged loans are generally recorded at estimated fair value. The Company also utilizes commitments to sell residential real estate loans to offset the exposure to changes in the fair value of certain commitments to originate residential real estate loans for sale. As a result of these activities, at December 31, 2005 net unrealized pre-tax losses related to loans held for sale, commitments to originate loans for sale, and commitments to sell loans were approximately $5 million while at December 31, 2004 there were net unrealized pre-tax gains of $3 million related to such items. Such unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold. As required by SAB No. 105, in estimating such unrealized gains and losses in 2005 and 2004, any value ascribable to cash flows that will be realized in connection with loan servicing activities has not been included in the determination of fair value of loans held for sale or commitments to originate loans for sale. Value ascribable to that portion of cash flows is now recognized at the time the underlying mortgage loans are sold.
        Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values and estimated fair value gains of $6.7 billion and $12,486,000, respectively, at December 31, 2005 and notional values and estimated fair value gains of $5.9 billion and $9,142,000, respectively, at December 31, 2004. Foreign exchange and other option and futures contracts totaled approximately $679 million and $512 million at December 31, 2005 and 2004, respectively. Such contracts were valued at gains of $428,000 and $261,000 at December 31, 2005 and 2004, respectively. Trading account assets and liabilities are recorded in the consolidated balance sheet at estimated fair value. The following table includes information about the estimated fair value of derivative financial instruments used for trading purposes:

	2005	2004

	(In thousands)
December 31:
Gross unrealized gains	$89,810	$102,814
Gross unrealized losses	76,896	93,411
Year ended December 31:
Average gross unrealized gains	$93,465	$119,167
Average gross unrealized losses	82,389	110,397
        Net gains realized from derivative financial instruments used for trading purposes were $14,380,000, $11,144,000 and $6,620,000 in 2005, 2004 and 2003, respectively.

18.	Variable interest entities and asset securitizations
Variable interest entities
In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The FASB’s stated intent in issuing FIN 46 was to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity (as defined in FIN 46) if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both. In December 2003, the FASB issued a revised FIN 46 (“FIN 46R”), which attempted to clarify the guidance in the original interpretation. FIN 46 applied to

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
variable interest entities created after January 31, 2003 and to all variable interest entities created prior to February 1, 2003 that were considered to be special-purpose entities (as defined in FIN 46R) as of December 31, 2003. FIN 46R was applicable to all variable interest entities no later than the end of the first reporting period that ended after March 15, 2004. A description of variable interest entities in which the Company holds a significant variable interest and the impact of the accounting provisions related to investments in variable interest entities is described below.
        M&T Auto Receivables I, LLC is a special purpose subsidiary of M&T Bank formed for the purpose of borrowing $500 million in a revolving asset-backed structured borrowing with an unaffiliated conduit lender. The revolving asset-backed structured borrowing is secured by automobile loans and other assets transferred to the special purpose subsidiary by M&T Bank or other of its subsidiaries that totaled $572 million and $565 million at December 31, 2005 and 2004, respectively. The activities of M&T Auto Receivables I, LLC are generally restricted to purchasing and owning automobile loans for the purpose of securing this revolving borrowing arrangement. Proceeds from payments on the automobile loans are required to be applied in priority order for fees, principal and interest on the borrowing, and funding the monthly replenishment of loans. Any remaining proceeds are available for distribution to M&T Bank. The secured borrowing is prepayable, in whole or in part, at any time and is non-recourse to M&T Bank and the Company. However, 80% of the borrowing can be put back to M&T Bank upon demand. The Company’s maximum incremental exposure to loss resulting from the structure of this borrowing arrangement is generally restricted to the amount that such borrowing is overcollateralized. Management currently estimates no material losses as a result of the pledging of assets and the terms of the borrowing arrangement. The assets and liabilities of M&T Auto Receivables I, LLC have been included in the Company’s consolidated financial statements since November 2002 when the revolving structured borrowing arrangement was entered into. Such accounting treatment did not change as a result of the accounting provisions for variable interest entities described above.
        As part of the Allfirst transaction, M&T acquired a variable interest in a trust that holds AIB American Depositary Shares (“ADSs”) for the purpose of satisfying options to purchase such shares granted by Allfirst to certain employees. The trust purchased the AIB ADSs with the proceeds of a loan from Allfirst. The loan to the trust was assumed by M&T on the acquisition date. Proceeds from option exercises and any dividends and other earnings on the trust assets are used to repay the loan plus interest. Option holders have no preferential right with respect to the trust assets and the trust assets are subject to the claims of M&T’s creditors. The trust has been included in the Company’s consolidated financial statements since April 1, 2003. As a result, included in investment securities available for sale were 797,438 AIB ADSs with a carrying value of approximately $18 million at December 31, 2005, compared with 1,183,091 AIB ADSs with a carrying value of approximately $28 million at December 31, 2004. Outstanding options granted to employees who have continued service with M&T totaled 529,410 and 925,013 at December 31, 2005 and 2004, respectively. All outstanding options were fully vested and exercisable at both December 31, 2005 and 2004. The options expire at various dates through June 2012. M&T’s maximum exposure to loss is $18 million at December 31, 2005.
        Prior to December 31, 2003, the Company included the Trusts and Allfirst Capital Trust (see note 9) in its consolidated financial statements. As a result of implementing the new accounting provisions for variable interest entities, as of December 31, 2003 the Trusts and Allfirst Capital Trust were removed from the Company’s consolidated financial statements. Accordingly, at December 31, 2005 and 2004, the Company included the Junior Subordinated Debentures payable to the Trusts and the Floating Rate Junior Subordinated Debentures payable to the Allfirst Asset Trust as long-term borrowings in its consolidated balance sheet. Prior to December 31, 2003, the Company included the preferred capital securities of the Trusts and the Allfirst Capital Trust in its consolidated balance sheet as long-term borrowings, with accumulated distributions on such securities included in interest expense. That change in financial statement presentation had no economic impact on the Company, had no material or substantive impact on the Company’s consolidated financial statements, and resulted in the Company recognizing $30 million in other assets for its “investment” in the common securities of the Trusts and Allfirst Asset Trust that will be concomitantly repaid to M&T by the respective trust from the

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.
        The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $331 million and $296 million at December 31, 2005 and 2004, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $143 million, including $27 million of unfunded commitments, at December 31, 2005 and $111 million, including $40 million of unfunded commitments, at December 31, 2004. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.
Securitizations
In December 2005 and 2003, the Company securitized approximately $126 million and $441 million, respectively, of one-to-four family residential mortgage loans in guaranteed mortgage securitizations with FNMA. The Company recognized no gain or loss on the transactions as it retained all of the resulting securities and allocated $1 million and $6 million of the carrying value of the loans to capitalized servicing assets in 2005 and 2003, respectively. All of the resulting securities were classified as investment securities available for sale. The Company expects no material credit-related losses on the retained securities as a result of the guarantees by FNMA.
        In 2003, the Company transferred approximately $838 million of one-to-four family residential mortgage loans to Manufacturers and Traders Trust Company Mortgage Trust 2003-1 (“M&T 2003 Trust”), a qualified special purpose trust, in a non-recourse securitization transaction. The Company received $112 million in cash and retained approximately 87% of the resulting securities in exchange for the loans. The Company realized a $1 million gain on the transaction and allocated $715 million and $11 million of the carrying value of the loans to the retained securities and to capitalized servicing assets, respectively. All of the retained securities were classified as investment securities available for sale. In a similar non-recourse securitization transaction in 2002, the Company transferred approximately $1.1 billion of one-to-four family residential mortgage loans to Manufacturers and Traders Trust Company Mortgage Trust 2002-1 (“M&T 2002 Trust”), a qualified special purpose trust. The Company retained approximately 88% of the resulting securities as well as the right to service those loans. All of the retained securities were classified as investment securities available for sale.
        As qualified special purpose trusts, neither M&T 2003 Trust nor M&T 2002 Trust are included in the Company’s consolidated financial statements. Because the transactions were non-recourse, the Company’s maximum exposure to loss as a result of its association with the trusts is limited to realizing the carrying value of the retained securities and servicing rights. The combined outstanding principal amount of mortgage-backed securities issued by M&T 2003 Trust and M&T 2002 Trust was $877 million at December 31, 2005 and $1.1 billion at December 31, 2004. The principal amount of such securities held by the Company was $757 million and $946 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, loans of the trusts that were 30 or more days delinquent totaled $16 million and $18 million, respectively. Credit losses, net of recoveries, for the trusts in 2005 and 2004 were insignificant. The Company did not repurchase any delinquent or

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
foreclosed loans from the trusts in 2005 or 2004. Certain cash flows between the Company and the two trusts were as follows:

	Year Ended December 31

	2005	2004

	(In thousands)
Principal and interest payments on retained securities	$240,211	$304,448
Servicing fees received	2,735	3,480
        A summary of the fair values of retained subordinated interests resulting from the Company’s residential mortgage loan securitization activities follows. Although the estimated fair values of the retained subordinated interests were obtained from independent pricing sources, the Company has modeled the sensitivity of such fair values to changes in certain assumptions as summarized in the table below. These calculated sensitivities are hypothetical and actual changes in the fair value may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair values is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous. The hypothetical effect of adverse changes on the Company’s retained capitalized servicing assets at December 31, 2005 is included in note 7.

		Weighted-	Weighted-	Annual
		Average	Average	Expected
	Fair	Prepayment	Discount	Credit
	Value	Speed	Rate	Defaults

	(Dollars in thousands)
Retained subordinated interests:
As of securitization date	$91,705	23.81%	7.68%	.09%
As of December 31, 2005	69,809	9.85%	7.46%	.09%

Impact on fair value of 10% adverse change		$(99)	$(2,508)	$(199)
Impact on fair value of 20% adverse change		(205)	(4,861)	(401)
        The subordinated retained securities do not have pro rata participation in loan principal prepayments for the first seven years of the securitization. The assumed weighted-average discount rate is 144 basis points higher than the weighted-average coupon of the underlying mortgage loans at December 31, 2005.

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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
        The carrying amounts and calculated estimates for financial instrument assets (liabilities) are presented in the following table.

	December 31, 2005		December 31, 2004

	Carrying	Calculated	Carrying	Calculated
	Amount	Estimate	Amount	Estimate

	(In thousands)
Financial assets:
Cash and due from banks	$1,479,239	$1,479,239	$1,334,628	$1,334,628
Money-market assets	211,245	211,245	199,364	199,364
Investment securities	8,400,164	8,401,985	8,474,619	8,476,844
Commercial loans and leases	10,920,152	10,901,618	9,980,252	9,959,047
Commercial real estate loans	14,549,217	14,549,353	14,040,000	14,060,200
Residential real estate loans	4,396,197	4,370,325	3,261,589	3,273,555
Consumer loans and leases	10,465,079	10,371,249	11,116,636	11,139,217
Allowance for credit losses	(637,663)	(637,663)	(626,864)	(626,864)
Accrued interest receivable	240,484	240,484	200,232	200,232
Financial liabilities:
Noninterest-bearing deposits	$(8,141,928)	$(8,141,928)	$(8,417,365)	$(8,417,365)
Savings deposits and NOW accounts	(14,741,088)	(14,741,088)	(15,550,662)	(15,550,662)
Time deposits	(11,407,626)	(11,425,903)	(7,228,514)	(7,272,979)
Deposits at foreign office	(2,809,532)	(2,809,532)	(4,232,932)	(4,232,932)
Short-term borrowings	(5,152,872)	(5,152,872)	(4,703,664)	(4,703,664)
Long-term borrowings	(6,196,994)	(6,251,924)	(6,348,559)	(6,532,379)
Accrued interest payable	(132,027)	(132,027)	(88,676)	(88,676)
Trading account liabilities	(76,896)	(76,896)	(93,411)	(93,411)
Other financial instruments:
Commitments to originate real estate loans for sale	$1,813	$1,813	$1,764	$1,764
Commitments to sell real estate loans	(6,274)	(6,274)	(2,322)	(2,322)
Other credit-related commitments	(43,249)	(43,249)	(36,721)	(36,721)
Interest rate swap agreements used for interest rate risk management	(8,848)	(8,848)	(3,844)	(3,844)
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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
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
Trading account assets and liabilities
Trading account assets and liabilities are carried in the consolidated balance sheet at estimated fair value which, in general, is based on quoted market prices. Trading account assets are included in money-market assets and totaled $191,617,000 and $159,946,000 at December 31, 2005 and 2004, respectively. Trading account liabilities are included in other liabilities and totaled $76,896,000 and $93,411,000 at December 31, 2005 and 2004, respectively.
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

	December 31

	2005	2004

	(In thousands)
Commitments to extend credit
Home equity lines of credit	$4,903,834	$4,283,371
Commercial real estate loans to be sold	41,662	105,660
Other commercial real estate and construction	2,249,805	1,809,382
Residential real estate loans to be sold	351,898	422,159
Other residential real estate	848,015	449,564
Commercial and other	6,843,170	6,645,878
Standby letters of credit	3,523,234	3,162,901
Commercial letters of credit	47,360	57,455
Financial guarantees and indemnification contracts	1,186,385	1,168,517
Commitments to sell real estate loans	1,164,360	931,924
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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.
        Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the FNMA DUS program. Under this program, the Company’s maximum credit risk associated with loans sold with recourse at December 31, 2005 and 2004 totaled $941 million and $926 million, respectively. Those recourse amounts were approximately equal to one-third of each sold loan’s outstanding principal balance.
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
        The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 43 years. Minimum lease payments under noncancellable operating leases are summarized in the following table:

(In thousands)
Year ending December 31:
2006	$45,971
2007	44,178
2008	37,327
2009	30,567
2010	24,825
Later years	96,346

$279,214

        The Company entered into an agreement in 2003 with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland for a fifteen year term. Under the agreement, the Company paid $3 million in both 2003 and 2004, $5 million in 2005, and is obligated to pay $5 million per year from 2006 through 2013 and $6 million per year from 2014 through 2017.
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
Notes to Financial Statements — (Continued)

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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

				Residential
	Commercial	Commercial	Discretionary	Mortgage	Retail
	Banking	Real Estate	Portfolio	Banking	Banking	All Other	Total

	(In thousands, except asset data)
For the year ended December 31, 2005
Net interest income(a)	$366,894	$236,937	$128,794	$92,071	$945,273	$24,374	$1,794,343
Noninterest income	161,170	46,514	16,076	166,179	384,924	174,855	949,718

	528,064	283,451	144,870	258,250	1,330,197	199,229	2,744,061
Provision for credit losses	8,081	(1,651)	1,392	1,372	57,627	21,179	88,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	56,805	56,805
Depreciation and other amortization	415	6,024	5,385	48,719	26,165	30,235	116,943
Other noninterest expense	148,454	59,261	13,073	141,640	696,667	252,299	1,311,394

Income (loss) before taxes	371,114	219,817	125,020	66,519	549,738	(161,289)	1,170,919
Income tax expense (benefit)	152,449	76,880	32,394	23,426	224,267	(120,680)	388,736

Net income (loss)	$218,665	$142,937	$92,626	$43,093	$325,471	$(40,609)	$782,183

Average total assets (in millions)	$11,723	$8,335	$11,810	$2,712	$14,639	$4,916	$54,135
Capital expenditures (in millions)	$1	$—	$—	$2	$17	$7	$27
For the year ended December 31, 2004
Net interest income(a)	$345,399	$217,708	$130,739	$81,580	$863,991	$95,155	$1,734,572
Noninterest income	161,558	38,098	50,386	145,764	363,893	183,270	942,969

	506,957	255,806	181,125	227,344	1,227,884	278,425	2,677,541
Provision for credit losses	6,468	3,353	2,682	1,714	67,871	12,912	95,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	75,410	75,410
Depreciation and other amortization	380	5,008	7,012	47,558	26,870	33,836	120,664
Other noninterest expense	139,101	53,635	12,641	131,977	708,924	273,666	1,319,944

Income (loss) before taxes	361,008	193,810	158,790	46,095	424,219	(117,399)	1,066,523
Income tax expense (benefit)	148,083	67,872	46,583	17,301	172,912	(108,749)	344,002

Net income (loss)	$212,925	$125,938	$112,207	$28,794	$251,307	$(8,650)	$722,521

Average total assets (in millions)	$10,946	$7,868	$10,936	$1,801	$14,739	$5,227	$51,517
Capital expenditures (in millions)	$—	$—	$—	$2	$25	$5	$32
For the year ended December 31, 2003
Net interest income(a)	$299,403	$197,258	$90,304	$99,166	$804,499	$108,125	$1,598,755
Noninterest income	115,037	30,553	47,168	202,924	309,618	125,795	831,095

	414,440	227,811	137,472	302,090	1,114,117	233,920	2,429,850
Provision for credit losses	18,661	974	1,731	967	81,509	27,158	131,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	78,152	78,152
Depreciation and other amortization	392	2,998	5,495	44,088	24,938	35,599	113,510
Other noninterest expense(b)	107,118	42,297	20,686	147,601	659,382	279,434	1,256,518

Income (loss) before taxes	288,269	181,542	109,560	109,434	348,288	(186,423)	850,670
Income tax expense (benefit)	118,467	67,761	27,100	42,407	141,913	(120,920)	276,728

Net income (loss)	$169,802	$113,781	$82,460	$67,027	$206,375	$(65,503)	$573,942

Average total assets (in millions)	$9,693	$7,244	$8,821	$1,862	$13,166	$4,563	$45,349
Capital expenditures (in millions)	$—	$—	$—	$2	$12	$18	$32

(a)	Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). Net income (loss) for 2004 and 2003 have been adjusted to reflect modifications to the internal funds transfer methodology effective January 1, 2005. The net effect of the change was to increase previously reported net income for 2004 in the Retail Banking, Residential Mortgage and “All Other” segments by $16 million, $1 million and $2 million, respectively, and to decrease the previously reported net income for each of the Commercial Banking and Discretionary Portfolio segments by $5 million and the Commercial Real Estate segment by $9 million. For 2003, the net effect of the change was to increase previously reported net income in the Retail Banking segment by $15 million and for each of the Residential Mortgage and “All Other” segments by $1 million, and to decrease the previously reported net income for the Commercial Banking, Commercial Real Estate and Discretionary Portfolio segments by $5 million, $8 million and $4 million, respectively. The taxable-equivalent adjustment aggregated $17,311,000 in 2005, $17,330,000 in 2004 and $16,313,000 in 2003 and is eliminated in “All Other” net interest income and income tax expense (benefit).
(b)	Including the impact in the “All Other” category of the merger-related expenses described in note 2.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
        The Commercial Banking segment provides a wide range of credit products and banking services to middle-market and large commercial customers, largely within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, letters of credit, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. Activities of this segment also include the origination, sales and servicing of commercial real estate loans. The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides foreign exchange services to customers. The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to bank subsidiaries of M&T. The segment periodically purchases servicing rights to loans that have been originated by other entities. This segment also originates and services loans to developers of residential real estate properties. Residential mortgage loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of services to consumers and small businesses through several delivery channels that include banking offices, automated teller machines, telephone banking and internet banking. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, the difference between the provision for credit losses and the calculated provision allocated to the reportable segments, goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions, the net impact of the Company’s internal funds transfer pricing methodology, eliminations of transactions between reportable segments, certain nonrecurring transactions, the residual effects of unallocated support systems and general and administrative expenses, and the impact of interest rate risk management strategies. The amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Revenues	$(70,698)	$(60,195)	$(87,309)
Expenses	(18,445)	(16,950)	(18,307)
Income taxes (benefit)	(21,262)	(17,596)	(28,077)
Net income (loss)	(30,991)	(25,649)	(40,925)
        The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

22.	Regulatory matters
Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2005, approximately $528,216,000 was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval.
        Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.
        The bank subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2005 and 2004, cash and due from banks included a daily average of $388,697,000 and $408,450,000, respectively, for such purpose.
        Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
Company’s financial statements. Under the capital adequacy guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum “leverage” ratio of “Tier 1 capital” to average total assets, adjusted for goodwill and certain other items, of at least 3% to be considered adequately capitalized. As of December 31, 2005, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements. As of December 31, 2005 and 2004, the most recent notifications from federal regulators categorized each of M&T’s bank subsidiaries as “well capitalized” under the regulatory framework for prompt corrective action. To be considered “well capitalized,” a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively. Management is unaware of any conditions or events since the latest notifications from federal regulators that have changed the capital adequacy category of M&T’s bank subsidiaries.
      The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2005 and 2004 are presented below:

	M&T		M&T
	(Consolidated)	M&T Bank	Bank, N.A.

	(Dollars in thousands)
December 31, 2005:
Tier 1 capital
Amount	$3,598,829	3,313,343	84,355
Ratio(a)	7.56%	7.02%	27.99%
Minimum required amount(b)	1,903,593	1,886,707	12,054
Total capital
Amount	5,161,173	4,882,057	86,920
Ratio(a)	10.85%	10.35%	28.84%
Minimum required amount(b)	3,807,186	3,773,414	24,108
Leverage
Amount	3,598,829	3,313,343	84,355
Ratio(c)	6.94%	6.46%	15.34%
Minimum required amount(b)	1,556,213	1,539,784	16,501

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

	M&T		M&T
	(Consolidated)	M&T Bank	Bank, N.A.

	(Dollars in thousands)
December 31, 2004:
Tier 1 capital
Amount	$3,340,974	3,132,925	78,908
Ratio(a)	7.31%	6.92%	29.80%
Minimum required amount(b)	1,827,356	1,810,262	10,590
Total capital
Amount	4,984,374	4,758,812	82,105
Ratio(a)	10.91%	10.52%	31.01%
Minimum required amount(b)	3,654,712	3,620,525	21,180
Leverage
Amount	3,340,974	3,132,925	78,908
Ratio(c)	6.73%	6.38%	21.24%
Minimum required amount(b)	1,489,266	1,472,892	11,145

(a) The ratio of capital to risk-weighted assets, as defined by regulation.
(b) Minimum amount of capital to be considered adequately capitalized, as defined by regulation.
(c) The ratio of capital to average assets, as defined by regulation.

23.	Relationship of M&T and AIB
As a result of M&T’s acquisition of Allfirst (see note 2), AIB acquired 26,700,000 shares of M&T common stock on April 1, 2003. Those shares of common stock owned by AIB represented 23.8% of the issued and outstanding shares of M&T common stock on December 31, 2005. While AIB maintains a significant ownership in M&T, the Agreement and Plan of Reorganization by and among M&T, AIB and Allfirst (“Reorganization Agreement”) includes several provisions related to the corporate governance of M&T that provide AIB with representation on the M&T and M&T Bank boards of directors and key board committees and certain protections of its rights as a substantial M&T shareholder. In addition, AIB has rights that will facilitate its ability to maintain its proportionate ownership position in M&T.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
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
        M&T assumed from Allfirst two floating rate notes payable to AIB. A $100 million floating rate note payable to AIB was repaid by M&T on June 3, 2003. An additional $200 million floating rate note payable to AIB was repaid by M&T on September 30, 2003. Interest expense related to those notes aggregated $2 million in 2003.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)

24.	Parent company financial statements
Condensed Balance Sheet

	December 31

	2005	2004

	(In thousands)
Assets
Cash
In subsidiary bank	$5,045	$4,785
Other	1	1

Total cash	5,046	4,786
Due from consolidated subsidiaries
Banks
Money-market assets	214,572	139,086
Note receivable	200,000	200,000
Current income tax receivable	3,639	2,718
Other	1,315	743
Other	—	30

Total due from consolidated subsidiaries	419,526	342,577
Investments in consolidated subsidiaries
Banks	6,358,416	6,287,009
Other	32,358	28,762
Investments in unconsolidated subsidiaries (note 18)	29,897	30,228
Other assets	132,014	145,302

Total assets	$6,977,257	$6,838,664

Liabilities
Due to consolidated subsidiaries
Banks	$2	$39
Other	2,377	1,533

Total due to consolidated subsidiaries	2,379	1,572
Accrued expenses and other liabilities	50,815	52,780
Long-term borrowings	1,047,677	1,054,698

Total liabilities	1,100,871	1,109,050
Stockholders’ equity	5,876,386	5,729,614

Total liabilities and stockholders’ equity	$6,977,257	$6,838,664

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
Condensed Statement of Income

	Year Ended December 31

	2005	2004	2003

	(In thousands, except per share)
Income
Dividends from consolidated subsidiaries
Banks	$700,000	$864,000	$65,000
Other	—	3,650	—
Other income	22,291	16,901	18,601

Total income	722,291	884,551	83,601

Expense
Interest on short-term borrowings	—	—	25
Interest on long-term borrowings	62,090	56,091	51,971
Other expense	7,072	6,215	7,877

Total expense	69,162	62,306	59,873

Income before income taxes and equity in undistributed income of subsidiaries	653,129	822,245	23,728
Income tax credits	18,334	17,777	16,316

Income before equity in undistributed income of subsidiaries	671,463	840,022	40,044

Equity in undistributed income of subsidiaries
Net income of subsidiaries	810,720	750,149	598,898
Less: dividends received	(700,000)	(867,650)	(65,000)

Equity in undistributed income of subsidiaries	110,720	(117,501)	533,898

Net income	$782,183	$722,521	$573,942

Net income per common share
Basic	$6.88	$6.14	$5.08
Diluted	6.73	6.00	4.95

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements — (Continued)
Condensed Statement of Cash Flows

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Cash flows from operating activities
Net income	$782,183	$722,521	$573,942
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(110,720)	117,501	(533,898)
Provision for deferred income taxes	1,726	3,436	3,524
Net change in accrued income and expense	(4,378)	(15,528)	(12,050)

Net cash provided by operating activities	668,811	827,930	31,518

Cash flows from investing activities
Proceeds from sales of investment securities	12,848	16,755	70,065
Proceeds from maturities of investment securities	15,975	27,418	14,434
Purchases of investment securities	(19,893)	(12,380)	(1,369)
Net decrease in loans to affiliates	—	—	158,000
Acquisitions, net of cash acquired	—	—	163,046
Other, net	(2,221)	2,450	3,832

Net cash provided by investing activities	6,709	34,243	408,008

Cash flows from financing activities
Net decrease in short-term borrowings	—	—	(100,000)
Payments on long-term borrowings	—	(63,435)	(300,000)
Purchases of treasury stock	(509,609)	(610,261)	—
Dividends paid — common	(198,619)	(187,669)	(135,423)
Other, net	108,454	81,295	72,047

Net cash used by financing activities	(599,774)	(780,070)	(463,376)

Net increase (decrease) in cash and cash equivalents	75,746	82,103	(23,850)
Cash and cash equivalents at beginning of year	143,872	61,769	85,619

Cash and cash equivalents at end of year	$219,618	$143,872	$61,769

Supplemental disclosure of cash flow information
Interest received during the year	$10,434	$6,805	$14,401
Interest paid during the year	65,376	60,294	34,846
Income taxes received during the year	40,691	42,946	32,720

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
      (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert E. Sadler, Jr., President and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of December 31, 2005.
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
      (d) Changes in internal control over financial reporting. M&T continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended December 31, 2005 have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
Item 9B.     Other Information.
None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
The identification of the Registrant’s directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 8, 2006.
        The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.
        Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or about March 8, 2006.
        The other information required by Item 10 is incorporated by reference to the captions “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” and “CODES OF BUSINESS CONDUCT AND ETHICS” contained in the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 8, 2006.

Item 11.	Executive Compensation.
Incorporated by reference to the captions “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” and “PERFORMANCE GRAPH” contained in the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 8, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference to the captions “PRINCIPAL BENEFICIAL OWNERS OF SHARES” and “STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” contained in the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 8, 2006.
        The information required by this item concerning Equity Compensation Plan information is presented under the caption “EQUITY COMPENSATION PLAN INFORMATION” contained in Part II, Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters.”

Item 13.	Certain Relationships and Related Transactions.
Incorporated by reference to the caption “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” contained in the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 8, 2006.

Item 14.	Principal Accountant Fees and Services.
Incorporated by reference to the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT PUBLIC ACCOUNTANT OF M&T BANK CORPORATION” contained in the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 8, 2006.
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2006.

M&T BANK CORPORATION

By:	/s/ Robert E. Sadler, Jr.

Robert E. Sadler, Jr.
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	President and Chief Executive Officer	February 28, 2006

Principal Financial Officer:

/s/ René F. Jones René F. Jones	Executive Vice President and Chief Financial Officer	February 28, 2006

Principal Accounting Officer:

/s/ Michael R. Spychala Michael R. Spychala	Senior Vice President and Controller	February 28, 2006

A majority of the board of directors:

William F. Allyn

/s/ Brent D. Baird Brent D. Baird	February 28, 2006

/s/ Robert J. Bennett Robert J. Bennett	February 28, 2006

/s/ C. Angela Bontempo C. Angela Bontempo	February 28, 2006

/s/ Robert T. Brady Robert T. Brady	February 28, 2006

/s/ Emerson L. Brumback Emerson L. Brumback	February 28, 2006

/s/ Michael D. Buckley Michael D. Buckley	February 28, 2006

/s/ Patrick J. Callan Patrick J. Callan	February 28, 2006

/s/ R. Carlos Carballada R. Carlos Carballada	February 28, 2006

/s/ T. Jefferson Cunningham III T. Jefferson Cunningham III	February 28, 2006

/s/ Colm E. Doherty Colm E. Doherty	February 28, 2006

/s/ Richard E. Garman Richard E. Garman	February 28, 2006

Derek C. Hathaway

/s/ Daniel R. Hawbaker Daniel R. Hawbaker	February 28, 2006

/s/ Patrick W.E. Hodgson Patrick W.E. Hodgson	February 28, 2006

/s/ Richard G. King Richard G. King	February 28, 2006

/s/ Reginald B. Newman, II Reginald B. Newman, II	February 28, 2006

/s/ Jorge G. Pereira Jorge G. Pereira	February 28, 2006

/s/ Michael P. Pinto Michael P. Pinto	February 28, 2006

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	February 28, 2006

Eugene J. Sheehy

/s/ Stephen G. Sheetz Stephen G. Sheetz	February 28, 2006

/s/ Herbert L. Washington Herbert L. Washington	February 28, 2006

/s/ Robert G. Wilmers Robert G. Wilmers	February 28, 2006

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization, dated as of September 26, 2002, by and among M&T Bank Corporation, Allied Irish Banks, p.l.c. and Allfirst Financial Inc. Incorporated by reference to Exhibit No. 2 to the Form 8-K dated October 3, 2002 (File No. 1-9861).
3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated May 29, 1998. Incorporated by reference to Exhibit No. 3.1 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).
3.2	Certificate of Amendment of the Certificate of Incorporation of M&T Bank Corporation dated October 2, 2000. Incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
3.3	Certificate of Amendment to the Certificate of Incorporation of M&T Bank Corporation dated March 4, 2003, effective as of March 25, 2003. Incorporated by reference to Exhibit 3.3 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
3.4	Certificate of Amendment to the Certificate of Incorporation of M&T Bank Corporation dated March 28, 2003, effective as of April 1, 2003. Incorporated by reference to Exhibit 3.4 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
3.5	Amended and Restated Bylaws of M&T Bank Corporation effective as of October 21, 2003. Incorporated by reference to Exhibit 3.5 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.1	Instruments defining the rights of security holders, including indentures. Incorporated by reference to Exhibit Nos. 3.1 through 3.5, 10.1 through 10.5, 10.12 through 10.15, and 10.17 through 10.26 hereof.
4.2	Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.3	Amendment to Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.4	Junior Subordinated Indenture dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.5	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.5 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.6	Guarantee Agreement dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.7	Amendment to Guarantee Agreement dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.7 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.8	Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K dated June 6, 1997 (File No. 1-9861).

4.9	Amendment to Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.9 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.10	Junior Subordinated Indenture dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.2 to the Form 8-K dated June 6, 1997 (File No. 1-9861).
4.11	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.12	Guarantee Agreement dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit No. 4.3 to the Form 8-K dated June 6, 1997 (File No. 1-9861).
4.13	Amendment to Guarantee Agreement dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.14	Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.14 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.15	Amendment to Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.15 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.16	Indenture dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.16 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.17	Supplemental Indenture dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.17 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.18	Second Supplemental Indenture dated as of February 28, 2003 by and between M&T Bank Corporation (as successor by merger to Olympia Financial Corp.) and The Bank of New York. Incorporated by reference to Exhibit 4.18 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.19	Common Securities Guarantee Agreement dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.18 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.20	Amendment to Common Securities Guarantee Agreement as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.19 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.21	Series A Capital Securities Guarantee Agreement dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.20 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.22	Amendment to Series A Capital Securities Guarantee Agreement dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.21 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.23	Senior Indenture dated as of May 1, 1997 by and among Keystone Financial Mid-Atlantic Funding Corp., Olympia Financial Corp. (as successor by merger to Keystone Financial, Inc.), and Bankers Trust Company. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Keystone Financial Mid-Atlantic Funding Corp. and Keystone Financial, Inc. dated April 17, 1997 (File No. 333-25393).
4.24	First Supplemental Indenture, dated as of October 6, 2000, by and between Olympia Financial Corp. and Bankers Trust Company. Incorporated by reference to Exhibit 4.24 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.25	Second Supplemental Indenture, dated as of February 28, 2003, by and between M&T Bank Corporation (as successor by merger to Olympia Financial Corp.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company). Incorporated by reference to Exhibit 4.25 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.26	Indenture, dated as of December 30, 1996, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.27	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).
4.28	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Incorporated by reference to Exhibit 4.28 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.29	Amended and Restated Declaration of Trust, dated as of December 30, 1996, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Regular Trustees named therein. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.30	Guarantee Agreement, dated as of December 30, 1996, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.31	Registration Rights Agreement, dated as of December 30, 1996, by and among First Maryland Bancorp, First Maryland Capital I and the Initial Purchasers named therein. Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.32	Indenture, dated as of February 4, 1997, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.33	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.3 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).
4.34	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Incorporated by reference to Exhibit 4.34 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).

4.35	Amended and Restated Declaration of Trust, dated as of February 4, 1997, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Regular Trustees named therein. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.36	Guarantee Agreement, dated as of February 4, 1997, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.37	Registration Rights Agreement, dated as of February 4, 1997, by and among First Maryland Bancorp, First Maryland Capital II and the Initial Purchasers named therein. Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.38	Indenture, dated as of July 13, 1999, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.39	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.40	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Incorporated by reference to Exhibit 4.40 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.41	Amended and Restated Declaration of Trust of Allfirst Preferred Capital Trust, dated as of July 13, 1999, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.42	Amended and Restated Declaration of Trust of Allfirst Preferred Asset Trust, dated as of July 13, 1999, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Administrators named therein. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.43	Series B Capital Trust Guarantee Agreement, dated as of December 29, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.44	Series B Asset Trust Preferred Guarantee Agreement, dated as of December 29, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).

4.45	Registration Rights Agreement, dated as of July 9, 1999, by and among First Maryland Bancorp, Allfirst Preferred Capital Trust, Allfirst Preferred Asset Trust and the initial purchaser named therein. Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.46	Indenture, dated as of May 15, 1992, by and between First Maryland Bancorp and Bankers Trust Company. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of First Maryland Bancorp (File No. 33-46277).
4.47	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and Bankers Trust Company. Incorporated by reference to Exhibit 4.1 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).
4.48	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company). Incorporated by reference to Exhibit 4.48 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.49	Registration Rights Agreement, dated April 1, 2003, between M&T Bank Corporation and Allied Irish Banks, p.l.c. Incorporated by reference to Exhibit 4.23 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
10.1	Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
10.2	Waiver, dated as of January 15, 2003, to Credit Agreement dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended December 31, 2002 (File No. 1-9861).
10.3	Amendment No. 1, dated December 9, 2003, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
10.4	M&T Bank Corporation 1983 Stock Option Plan as last amended on April 20, 1999. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9861).*
10.5	M&T Bank Corporation 2001 Stock Option Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2001 (File No. 1-9861).*
10.6	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.7	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7, 1985. Incorporated by reference to Exhibit No. (10)(d)(A) to the Form 10-K for the year ended December 31, 1984 (File No. 0-4561).*
10.8	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit No. 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).*
10.9	Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).*
10.10	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.1 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*

10.11	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit No. 10.2 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.12	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.12 to the Form 10-K for the year ended December 31, 2004 (File No. 1-9861).*
10.13	M&T Bank Corporation Directors’ Stock Plan, as amended and restated. Incorporated by reference to Exhibit No. 10.11 to the Form 10-K for the year ended December 31, 2002 (File No. 1-9861).*
10.14	Restated 1987 Stock Option and Appreciation Rights Plan of ONBANCorp, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.15	1992 ONBANCorp Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.16	Consulting agreement, dated July 9, 2000, between M&T Bank Corporation and T. Jefferson Cunningham III. Incorporated by reference to Exhibit 10.15 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).*
10.17	Keystone Financial, Inc. 1997 Stock Incentive Plan, as amended November 19, 1998. Incorporated by reference to Exhibit 10.16 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.18	Keystone Financial, Inc. 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10.10 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1997 (File No. 000-11460).*
10.19	Keystone Financial, Inc. 1988 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.20	Keystone Financial, Inc. 1995 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit B to the Proxy Statement of Keystone Financial, Inc. dated April 7, 1995 (File No. 000-11460).*
10.21	Keystone Financial, Inc. 1990 Non-Employee Directors’ Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.22	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).*
10.23	Financial Trust Corp Non-Employee Director Stock Option Plan of 1994. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Financial Trust Corp, dated March 26, 1996 (File No. 333-01989).*
10.24	Progressive Bank, Inc. 1993 Non-Qualified Stock Option Plan for Directors. Incorporated by reference to Exhibit 10.9 to the Progressive Bank, Inc. Form 10-K for the year ended December 31, 1993 (File No. 0-15025).*
10.25	Premier National Bancorp, Inc. 1995 Incentive Stock Plan (as amended and restated effective May 13, 1999). Incorporated by reference to Exhibit 10.4 to the Premier National Bancorp, Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-13213).*
10.26	M&T Bank Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended September 30, 2002 (File No. 1-9861).*
10.27	M&T Bank Corporation 2005 Incentive Compensation Plan. Incorporated by reference to Exhibit No. 10 to the Form 8-K dated April 19, 2005 and filed April 21, 2005 (File No. 1-9861).*

10.28	M&T Bank Corporation Employee Severance Plan. Incorporated by reference to Exhibit No. 10.2 to the Form 10-Q for the quarter ended March 31, 2005 (File No. 1-9861).*
11.1	Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 13 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
14.1	M&T Bank Corporation Code of Ethics for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
21.1	Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.
23.1	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 333-57330, 333-63660, 33-12207, 33-58500, 33-63917, 333-43171, 333-43175, 333-63985, 333-97031, 33-32044, 333-16077, 333-84384, 333-127406 and 333-122147. Filed herewith.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Management contract or compensatory plan or arrangement.