Form 10-Q
period 2006-03-31
M&T BANK CORP
filed 2006-05-10
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [x] Accelerated filer [  ] Non-accelerated filer [  ]
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [x]
Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on April 28, 2006: 111,162,691 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31,	December 31,
Dollars in thousands, except per share	2006	2005
Assets
Cash and due from banks	$1,277,809	1,479,239
Money-market assets
Interest-bearing deposits at banks	14,271	8,408
Federal funds sold and agreements to resell securities	8,670	11,220
Trading account	201,268	191,617

Total money-market assets	224,209	211,245

Investment securities
Available for sale (cost: $7,941,851 at March 31, 2006; $8,011,560 at December 31, 2005)	7,816,428	7,931,703
Held to maturity (market value: $104,090 at March 31, 2006; $102,880 at December 31, 2005)	102,395	101,059
Other (market value: $375,244 at March 31, 2006; $367,402 at December 31, 2005)	375,244	367,402

Total investment securities	8,294,067	8,400,164

Loans and leases	41,071,732	40,553,691
Unearned discount	(213,134)	(223,046)
Allowance for credit losses	(638,831)	(637,663)

Loans and leases, net	40,219,767	39,692,982

Premises and equipment	329,212	337,115
Goodwill	2,908,849	2,904,081
Core deposit and other intangible assets	110,614	108,260
Accrued interest and other assets	2,055,335	2,013,320

Total assets	$55,419,862	55,146,406

Liabilities
Noninterest-bearing deposits	$7,697,855	8,141,928
NOW accounts	927,862	901,938
Savings deposits	14,046,604	13,839,150
Time deposits	12,331,549	11,407,626
Deposits at foreign office	3,167,515	2,809,532

Total deposits	38,171,385	37,100,174

Federal funds purchased and agreements to repurchase securities	3,822,695	4,211,978
Other short-term borrowings	528,652	940,894
Accrued interest and other liabilities	885,091	819,980
Long-term borrowings	6,092,570	6,196,994

Total liabilities	49,500,393	49,270,020

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued at March 31, 2006 and at December 31, 2005	60,198	60,198
Common stock issuable, 93,464 shares at March 31, 2006; 100,298 shares at December 31, 2005	5,096	5,363
Additional paid-in capital	2,883,068	2,886,153
Retained earnings	4,007,075	3,854,275
Accumulated other comprehensive income (loss), net	(122,887)	(97,930)
Treasury stock - common, at cost - 9,043,345 shares at March 31, 2006; 8,336,907 shares at December 31, 2005	(913,081)	(831,673)

Total stockholders’ equity	5,919,469	5,876,386

Total liabilities and stockholders’ equity	$55,419,862	55,146,406

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended March 31
In thousands, except per share	2006	2005
Interest income
Loans and leases, including fees	$680,717	548,689
Money-market assets
Deposits at banks	72	28
Federal funds sold and agreements to resell securities	378	169
Trading account	671	99
Investment securities
Fully taxable	91,688	85,987
Exempt from federal taxes	3,746	3,349

Total interest income	777,272	638,321

Interest expense
NOW accounts	659	318
Savings deposits	43,557	27,889
Time deposits	118,058	48,754
Deposits at foreign office	36,803	25,380
Short-term borrowings	50,567	31,991
Long-term borrowings	80,602	61,934

Total interest expense	330,246	196,266

Net interest income	447,026	442,055
Provision for credit losses	18,000	24,000

Net interest income after provision for credit losses	429,026	418,055

Other income
Mortgage banking revenues	34,511	33,426
Service charges on deposit accounts	88,876	88,353
Trust income	33,796	33,523
Brokerage services income	14,724	14,181
Trading account and foreign exchange gains	6,506	4,869
Gain on bank investment securities	58	216
Other revenues from operations	74,460	59,690

Total other income	252,931	234,258

Other expense
Salaries and employee benefits	224,082	206,610
Equipment and net occupancy	43,402	44,006
Printing, postage and supplies	8,567	8,831
Amortization of core deposit and other intangible assets	13,028	16,121
Other costs of operations	92,924	91,769

Total other expense	382,003	367,337

Income before taxes	299,954	284,976
Income taxes	97,037	95,686

Net income	$202,917	189,290

Net income per common share
Basic	$1.82	1.65
Diluted	1.77	1.62
Cash dividends per common share	$.45	.40
Average common shares outstanding
Basic	111,693	114,773
Diluted	114,347	117,184

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three months ended March 31
In thousands	2006	2005
Cash flows from operating activities
Net income	$202,917	189,290
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	18,000	24,000
Depreciation and amortization of premises and equipment	14,089	15,257
Amortization of capitalized servicing rights	15,137	14,577
Amortization of core deposit and other intangible assets	13,028	16,121
Provision for deferred income taxes	(34,973)	(32,478)
Asset write-downs	47	131
Net gain on sales of assets	(6,720)	(1,231)
Net change in accrued interest receivable, payable	28,957	(4,913)
Net change in other accrued income and expense	64,711	69,479
Net change in loans held for sale	(202,464)	37,191
Net change in trading account assets and liabilities	(4,764)	(13,113)

Net cash provided by operating activities	107,965	314,311

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	1,392	10,022
Other	15,800	12,503
Proceeds from maturities of investment securities
Available for sale	400,731	501,463
Held to maturity	12,743	34,582
Purchases of investment securities
Available for sale	(332,345)	(780,440)
Held to maturity	(14,082)	(33,493)
Other	(23,642)	(20,361)
Additions to capitalized servicing rights	(17,358)	(9,566)
Net increase in loans and leases	(345,528)	(735,672)
Capital expenditures, net	(5,865)	(3,349)
Acquisitions, net of cash acquired	(12,172)	—
Other, net	(11,104)	(63,804)

Net cash used by investing activities	(331,430)	(1,088,115)

Cash flows from financing activities
Net increase in deposits	1,074,770	867,720
Net increase (decrease) in short-term borrowings	(801,525)	178,955
Proceeds from long-term borrowings	500,000	400,000
Payments on long-term borrowings	(600,896)	(450,813)
Purchases of treasury stock	(137,701)	(188,772)
Dividends paid – common	(50,075)	(45,743)
Other, net	34,912	19,763

Net cash provided by financing activities	19,485	781,110

Net increase (decrease) in cash and cash equivalents	$(203,980)	7,306
Cash and cash equivalents at beginning of period	1,490,459	1,363,804

Cash and cash equivalents at end of period	$1,286,479	1,371,110

Supplemental disclosure of cash flow information
Interest received during the period	$781,058	623,405
Interest paid during the period	300,557	194,860
Income taxes paid during the period	12,123	25,162

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$3,121	3,026
Acquisitions:
Fair value of:
Assets acquired (noncash)	26,052	—
Liabilities assumed	16,029	—

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income (loss), net	stock	Total
2005
Balance – January 1, 2005	$—	60,198	5,779	2,897,912	3,270,887	(17,209)	(487,953)	5,729,614
Comprehensive income:
Net income	—	—	—	—	189,290	—	—	189,290
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(44,281)	—	(44,281)

								145,009
Purchases of treasury stock	—	—	—	—	—	—	(188,772)	(188,772)
Repayment of management stock ownership program receivable	—	—	—	94	—	—	—	94
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	11,596	—	—	—	11,596
Exercises	—	—	—	(25,873)	—	—	47,126	21,253
Directors’ stock plan	—	—	—	32	—	—	224	256
Deferred compensation plans, net, including dividend equivalents	—	—	(283)	(168)	(39)	—	788	298
Common stock cash dividends - $0.40 per share	—	—	—	—	(45,743)	—	—	(45,743)

Balance - March 31, 2005	$—	60,198	5,496	2,883,593	3,414,395	(61,490)	(628,587)	5,673,605

2006
Balance - January 1, 2006	$—	60,198	5,363	2,886,153	3,854,275	(97,930)	(831,673)	5,876,386
Comprehensive income:
Net income	—	—	—	—	202,917	—	—	202,917
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(24,957)	—	(24,957)

								177,960
Purchases of treasury stock	—	—	—	—	—	—	(137,701)	(137,701)
Repayment of management stock ownership program receivable	—	—	—	225	—	—	—	225
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	17,682	—	—	—	17,682
Exercises	—	—	—	(20,649)	—	—	55,385	34,736
Directors’ stock plan	—	—	—	22	—	—	231	253
Deferred compensation plans, net, including dividend equivalents	—	—	(267)	(365)	(42)	—	677	3
Common stock cash dividends - $0.45 per share	—	—	—	—	(50,075)	—	—	(50,075)

Balance - March 31, 2006	$—	60,198	5,096	2,883,068	4,007,075	(122,887)	(913,081)	5,919,469

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Three months ended March 31
In thousands	2006	2005
Beginning balance	$637,663	626,864
Provision for credit losses	18,000	24,000
Net charge-offs
Charge-offs	(25,797)	(26,783)
Recoveries	8,965	7,912

Total net charge-offs	(16,832)	(18,871)

Ending balance	$638,831	631,993

NOTES TO FINANCIAL STATEMENTS
1. Significant accounting policies
The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Financial Statements included in the Company’s 2005 Annual Report, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.
2. Earnings per share
The computations of basic earnings per share follow:

	Three months ended
	March 31
	2006	2005
	(in thousands, except per share)
Income available to common stockholders
Net income	$202,917	189,290
Weighted-average shares outstanding (including common stock issuable)	111,693	114,773
Basic earnings per share	$1.82	1.65
The computations of diluted earnings per share follow:

	Three months ended
	March 31
	2006	2005
	(in thousands, except per share)
Income available to common stockholders	$202,917	189,290
Weighted-average shares outstanding	111,693	114,773
Plus: incremental shares from assumed conversion of stock options	2,654	2,411

Adjusted weighted-average shares outstanding	114,347	117,184
Diluted earnings per share	$1.77	1.62

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Comprehensive income
The following table displays the components of other comprehensive income:

	Three months ended March 31, 2006
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(45,508)	20,586	(24,922)
Less: reclassification adjustment for gains realized in net income	58	(23)	35

Net unrealized losses	$(45,566)	20,609	(24,957)

	Three months ended March 31, 2005
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(71,195)	27,046	(44,149)
Less: reclassification adjustment for gains realized in net income	216	(84)	132

Net unrealized losses	$(71,411)	27,130	(44,281)

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

		Minimum
		pension
	Investment	liability
	securities	adjustment	Total
	(in thousands)
Balance - January 1, 2006	$(48,576)	(49,354)	(97,930)
Net loss during period	(24,957)	—	(24,957)

Balance - March 31, 2006	$(73,533)	(49,354)	(122,887)

Balance - January 1, 2005	$(4,712)	(12,497)	(17,209)
Net loss during period	(44,281)	—	(44,281)

Balance - March 31, 2005	$(48,993)	(12,497)	(61,490)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings
In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) issued $310 million of fixed rate preferred capital securities. In 1996, $150 million of floating rate preferred capital securities were issued by First Maryland Capital I (“Trust IV”) and in 1997, $150 million of floating rate preferred capital securities were issued by First Maryland Capital II (“Trust V”). The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 5.60% and 5.53%, respectively, at March 31, 2006 and 5.15% and 5.10%, respectively, at December 31, 2005. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”
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
The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities of Trust III, Trust IV and Trust V at March 31, 2006 and December 31, 2005 include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 5.60% and 5.53%, respectively, at March 31, 2006 and 5.15% and 5.10%, respectively, at December 31, 2005.
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
In 1999, Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures assumed by M&T in an acquisition and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 6.03% at March 31, 2006 and 5.58% at December 31, 2005.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust IV, Trust V and Allfirst Asset Trust, the junior subordinated debentures associated with preferred capital securities had financial statement carrying values as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
Trust I	$154,640	154,640
Trust II	103,093	103,093
Trust III	68,628	68,709
Trust IV	143,240	143,102
Trust V	140,825	140,660
Allfirst Asset Trust	101,679	101,640

	$712,105	711,844

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
The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 21 to the Company’s consolidated financial statements as of and for the year ended December 31, 2005. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 21 to the Company’s 2005 consolidated financial statements, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company has, however, assigned such intangible assets to business units for purposes of

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Segment information, continued
testing for impairment. Information about the Company’s segments is presented in the following table:

	Three months ended March 31
	2006			2005
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)(a)
	(in thousands)
Commercial Banking	$134,321	148	56,094	127,413	173	51,714
Commercial Real Estate	68,489	232	33,867	65,528	203	32,763
Discretionary Portfolio	37,355	930	22,295	47,260	155	29,640
Residential Mortgage Banking	69,089	15,166	15,391	57,615	8,993	10,893
Retail Banking	345,899	2,853	92,554	313,982	4,501	75,297
All Other	44,804	(19,329)	(17,284)	64,515	(14,025)	(11,017)

Total	$699,957	—	202,917	676,313	—	189,290

	Average total assets
	Three months ended		Year ended
	March 31		December 31
	2006	2005	2005
	(in millions)
Commercial Banking	$12,222	11,356	11,723
Commercial Real Estate	8,374	8,475	8,335
Discretionary Portfolio	12,112	11,711	11,810
Residential Mortgage Banking	3,240	2,037	2,712
Retail Banking	14,207	14,799	14,639
All Other	4,951	4,928	4,916

Total	$55,106	53,306	54,135

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $4,731,000 and $4,120,000 for the three-month periods ended March 31, 2006 and 2005 respectively, and

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Segment information, continued
is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.
6. Commitments and contingencies
In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	March 31,	December 31,
	2006	2005
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$5,057,912	4,903,834
Commercial real estate loans to be sold	41,283	41,662
Other commercial real estate and construction	2,147,236	2,249,805
Residential real estate loans to be sold	680,199	351,898
Other residential real estate	738,184	848,015
Commercial and other	6,836,599	6,843,170

Standby letters of credit	3,599,794	3,523,234

Commercial letters of credit	55,181	47,360

Financial guarantees and indemnification contracts	1,173,060	1,186,385

Commitments to sell real estate loans	1,652,678	1,164,360
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
Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Commitments and contingencies, continued
Mortgage Association Delegated Underwriting and Servicing program. Under this program, the Company’s maximum credit risk associated with loans sold with recourse totaled $917 million and $941 million at March 31, 2006 and December 31, 2005, respectively.
Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.
The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and along with commitments to originate real estate loans to be held for sale and hedged real estate loans held for sale are now generally recorded in the consolidated balance sheet at estimated fair market value. However, in accordance with Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” issued by the United States Securities and Exchange Commission, effective April 1, 2004, value ascribable to cash flows that will be realized in connection with loan servicing activities has not been included in the determination of fair value of loans held for sale or commitments to originate loans for sale. Value ascribable to that portion of cash flows is now recognized at the time the underlying mortgage loans are sold.
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

	Pension		Postretirement
	benefits		benefits
	Three months ended March 31
	2006	2005	2006	2005
	(in thousands)
Service cost	$5,575	8,000	150	250
Interest cost on projected benefit obligation	9,175	9,925	850	1,350
Expected return on plan assets	(9,625)	(9,575)	—	—
Amortization of prior service cost	(1,775)	—	50	—
Amortization of net actuarial loss	2,250	1,200	25	300

Net periodic benefit cost	$5,600	9,550	1,075	1,900

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $7,831,000 and $4,021,000 for the three months ended March 31, 2006 and 2005, respectively.
8. Stock-based compensation plans
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS No. 123R”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Prior to that date, the Company recognized expense for stock-based compensation using the fair value method of accounting described is SFAS No. 123. Under SFAS No. 123R and SFAS No. 123, stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation that is expected to vest. For the quarters ended March 31, 2006 and 2005, the Company recognized $18 million and $12 million of stock-based compensation expense and $5 million and $3 million of related income tax benefits, respectively. As required, coincident with the adoption of SFAS No. 123R, the Company began accelerating the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plan allows for vesting at the time an employee retires. Stock-based compensation granted to retirement-eligible individuals through December 31, 2005 was expensed over the normal vesting period with any remaining unrecognized compensation cost recognized at the time of retirement. This change affected the timing of stock-based compensation expense recognition in the Company’s consolidated financial statements for the first quarter of 2006, as most of the Company’s stock-based awards are granted in January, but did not affect the value ascribed to stock-based compensation granted to employees nor the aggregate amount of stock-based compensation expense to be recognized by the Company. The acceleration of such expense increased stock-based compensation expense by $6 million in the first quarter of 2006 ($5 million after taxes), and reduced basic and diluted earnings per share by $.04 from what would otherwise have been recognized in the quarter had the expense recognition not been accelerated. If not for this required change, the additional $6 million of stock-based compensation expense recognized in the quarter ended March 31, 2006 would have been recognized throughout the remainder of 2006, 2007, 2008 and 2009 following the normal vesting schedule for stock options granted by the Company. The following is selected information pertaining to the Company’s stock option activity as of and for the quarters ended March 31, 2006 and 2005. Additional

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Stock-based compensation plans, continued
information concerning the Company’s stock-based compensation plans can be found in its Annual Report on Form 10-K for the year ended December 31, 2005.
The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated grant date value per option was $28.10 and $22.96 during the quarters ended March 31, 2006 and 2005, respectively. The values were calculated using the following weighted-average assumptions; an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data); a risk-free interest rate of 4.28% in 2006 and 3.95% in 2005 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term); expected volatility of 24% in 2006 and 21% in 2005; and estimated dividend yields of 1.65% in 2006 and 1.57% in 2005 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). Based on historical data and projected employee turnover rates, the Company reduced the estimated value of stock options for purposes of recognizing stock-based compensation expense by 7% in 2006 and 8% in 2005 to reflect the probability of forfeiture prior to vesting.
A summary of stock option activity follows:

			Weighted-	Aggregate
		Weighted-	average	intrinsic
	Stock	average	remaining	value
	options	exercise	life	(in
	outstanding	price	(in years)	thousands)
Outstanding at January 1, 2006	10,454,663	$73.81
Granted	1,700,030	108.93
Exercised	(564,931)	50.19
Cancelled	(36,211)	97.48

Outstanding at March 31, 2006	11,553,551	$80.06	6.5	$393,717

Exercisable at March 31, 2006	6,480,956	$65.16	4.9	$317,438

For the quarter ended March 31, 2006 and 2005, M&T received $27 million and $19 million, respectively, in cash and realized $11 million and $13 million, respectively, in tax benefits from the exercise of stock options. The intrinsic value of stock options exercised during those periods was $35 million and $41 million, respectively. As of March 31, 2006, there was $74 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.9 years. Reflecting the fact that the Company grants most of its stock option awards in January and such options vest on annual anniversary dates, the total grant date value of shares vested during the quarters ended March 31, 2006 and 2005 was $37 million and $39 million, respectively. The Company recognized stock-based compensation expense for these awards throughout their respective vesting period. Upon the exercise of stock options, the Company generally issues shares from treasury stock to the extent available, but may also issue new shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Net income for M&T Bank Corporation (“M&T”) in the first quarter of 2006 was $203 million or $1.77 of diluted earnings per common share, increases of 7% and 9%, respectively, from $189 million or $1.62 of diluted earnings per common share in the year-earlier quarter. During the fourth quarter of 2005, net income was $205 million or $1.78 of diluted earnings per common share. Basic earnings per common share were $1.82 in each of the two most recent quarters, compared with $1.65 in the first quarter of 2005.
     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in 2006’s initial quarter was 1.49%, compared with 1.44% in the first quarter of 2005 and 1.48% in 2005’s final quarter. The annualized rate of return on average common stockholders’ equity was 13.97% in the recent quarter, compared with 13.41% and 13.85% in the first and fourth quarters of 2005, respectively.
     On February 1, 2006, M&T Insurance Agency, Inc., a wholly owned subsidiary of M&T’s principal banking subsidiary, M&T Bank, acquired Hess Egan Hagerty & L’Hommedieu, Inc. (“Hess Egan”), a commercial insurance and surety brokerage agency based in Chevy Chase, Maryland with additional offices in Pennsylvania and New Jersey. The acquisition is not expected to have a material impact on the Company’s consolidated financial position or results of operations. However, growth in the insurance business continues the natural progression of the Company’s expansion into the Maryland, Virginia and Washington D.C. areas.
     On April 25, 2006, M&T Bank announced that it entered into a definitive agreement to acquire from Citibank, N.A. twenty-one branches in Buffalo and Rochester, New York. The branches have approximately $274 million of loans, mostly to consumers, small businesses and middle market customers, and approximately $1.1 billion of deposits. The transaction is subject to obtaining regulatory approvals and is expected to close around mid-year 2006.
Supplemental Reporting of Non-GAAP Results of Operations
As a result of accounting for business combinations using the purchase method of accounting, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.0 billion at each of March 31, 2006 and December 31, 2005, and $3.1 billion at March 31, 2005. Included in such intangible assets at each of those dates was goodwill of $2.9 billion. Amortization of core deposit and other intangible assets, after tax effect, was $8 million ($.07 per diluted share) during each of the first quarter of 2006 and the fourth quarter of 2005, and $10 million ($.08 per diluted share) in the first quarter of 2005.
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
     Net operating income rose 6% to $211 million in the first quarter of 2006 from $199 million in the year-earlier quarter. Diluted net operating earnings per share for 2006’s initial quarter were $1.84, an increase of 8% from $1.70 in the corresponding quarter of 2005. Net operating income and diluted net operating earnings per share were $213 million and $1.85, respectively, in the fourth quarter of 2005.

     Net operating income in the recent quarter represented an annualized rate of return on average tangible assets of 1.64%, compared with 1.61% and 1.63% in the first and fourth quarters of 2005, respectively. Net operating income expressed as an annualized return on average tangible common equity was 29.31% in the first quarter of 2006, compared with 29.67% in the year-earlier quarter and 29.12% in the final quarter of 2005.
     Reconciliations of GAAP results with non-GAAP results are provided in table 2.
Taxable-equivalent Net Interest Income
Taxable-equivalent net interest income increased to $452 million in the first quarter of 2006 from $446 million in the similar 2005 quarter, but was down slightly from $454 million in the fourth quarter of 2005. The improvement in the recent quarter as compared with the first quarter of 2005 reflects a $1.8 billion, or 4%, increase in average earning assets, partially offset by a narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. Average loans and leases rose $2.0 billion, or 5%, to $40.5 billion in the recently completed quarter from $38.6 billion in the initial quarter of 2005, and were up $142 million from the $40.4 billion average in the fourth quarter of 2005. Contributing to the growth in average loans in the recent quarter as compared with the first quarter of 2005 were higher average outstanding commercial loans and commercial real estate loans, up 9% and 3%, respectively. The growth in average balances in the commercial real estate loan portfolio was predominantly the result of an increase of $428 million in construction loans to developers of residential real estate properties. The residential real estate loan portfolio increased $1.4 billion or 42% from 2005’s initial quarter, in part due to higher average balances of loans held for sale by the Company’s residential mortgage banking subsidiary, M&T Mortgage Corporation. Partially offsetting the loan growth described above was a decline in average consumer loans and leases of $816 million, or 7%, in the recent quarter as compared with the year-earlier period due to lower average automobile loan and lease balances outstanding, as the Company has decided to not match the pricing offered by competitors.
     The Company experienced growth of 3% and 2% in the average balances of the commercial loan and commercial real estate loan portfolios in the recent quarter as compared with the fourth quarter of 2005, while average consumer loans declined by 3%. In dollar amount, average commercial loans and commercial real estate loans increased $297 million and $259 million, respectively, and the average balance of consumer loans decreased by $341 million. Average residential real estate loans in the recent quarter declined by $73 million, or 2%, from 2005’s fourth quarter. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.
AVERAGE LOANS AND LEASES
(net of unearned discount)

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
Dollars in millions	2006	2005	2005
Commercial, financial, etc.	$11,034	9%	3%
Real estate – commercial	14,678	3	2
Real estate – consumer	4,601	42	(2)
Consumer
Automobile	3,154	(23)	(7)
Home equity lines	4,115	7	—
Home equity loans	1,204	(10)	(2)
Other	1,758	(1)	(5)

Total consumer	10,231	(7)	(3)

Total	$40,544	5%	—%

     Average balances of investment securities aggregated $8.4 billion during the first quarter of 2006, compared with $8.6 billion in the year-earlier quarter and $8.3 billion in the fourth quarter of 2005. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination. The Company regularly reviews its investment securities for declines in value below amortized cost that might be other than temporary. As of March 31, 2006 and December 31, 2005, the Company concluded that such declines were temporary in nature.
     Money-market assets are comprised of interest-earning deposits at banks, interest-earning trading account assets, federal funds sold and agreements to resell securities. Average money-market assets were $139 million in the recently completed quarter, compared with $87 million and $128 million in the first and fourth quarters of 2005, respectively. The amounts of investment securities and money-market assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and money-market assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.
     As a result of the changes described herein, average earning assets increased 4% to $49.1 billion in the first quarter of 2006 from $47.2 billion in the corresponding 2005 quarter. Average earning assets were $48.8 billion in the final quarter of 2005.
     Core deposits represent the most significant source of funding for the Company and are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T, are also included in core deposits. Core deposits averaged $27.8 billion in the first quarter of 2006, compared with $27.6 billion in the similar quarter of 2005 and $27.9 billion in 2005’s fourth quarter. The increase in average balances of time deposits less than $100,000 in the current quarter as compared with the prior periods was due, in part, to customer response to higher interest rates being offered on those products as market interest rates rose. In contrast, average savings deposits have declined, as depositors seek higher interest rates on their deposits and shift deposit balances into time accounts. The following table provides an analysis of quarterly changes in the components of average core deposits.
AVERAGE CORE DEPOSITS

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
Dollars in millions	2006	2005	2005
NOW accounts	$409	9%	(3)%
Savings deposits	14,269	(5)	(1)
Time deposits less than $100,000	5,557	37	7
Noninterest-bearing deposits	7,572	(8)	(3)

Total	$27,807	1%	—%

     Additional sources of funding for the Company include domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $2.6 billion during the quarter ended March 31, 2006, compared with $1.4 billion in the first quarter of 2005 and $2.3 billion in 2005’s fourth quarter. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $3.4 billion, $4.2 billion and $3.2 billion for the quarters ended March 31, 2006, March 31, 2005 and December 31, 2005, respectively. Brokered time deposits averaged $3.7 billion during the recently completed quarter, compared with $1.9 billion and $3.5 billion in 2005’s first and fourth quarters, respectively. At March 31, 2006, brokered time deposits totaled $3.8 billion and the weighted-average remaining term to maturity of such deposits was 12 months. Certain of these brokered time deposits have provisions that allow for early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $580 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $66 million during the first quarter of 2006, compared with $60 million in the year-earlier quarter and $64 million in the fourth quarter of 2005. Offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.
     The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Bank of New York, Pittsburgh and Atlanta (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $4.6 billion in the two most recent quarters, compared with $5.2 billion in the first quarter of 2005. Unsecured federal funds borrowings, which generally mature daily, included in short-term borrowings averaged $3.8 billion in the first quarter of 2006 and in the fourth quarter of 2005, and $4.4 billion in the first quarter of 2005. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained daily from a wide variety of banks and other financial institutions. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company.
     Long-term borrowings averaged $6.3 billion in the first quarter of 2006, compared with $6.4 billion in the corresponding 2005 quarter and $6.6 billion in the fourth quarter of 2005. Included in average long-term borrowings were amounts borrowed from the FHLB of $4.1 billion in the initial quarter of 2006, and $3.9 billion and $4.2 billion in the first and fourth quarters of 2005, respectively, and subordinated capital notes of $1.2 billion in the two most recent quarters and $1.3 billion in 2005’s initial quarter. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $712 million in the first quarter of 2006 and in the fourth quarter of 2005, and $711 million in 2005’s first quarter. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements.
     In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities as described herein, changes in interest rates and spreads can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.18% in the first quarter of 2006 and 3.46% in the year-earlier quarter. The yield on earning assets during the recent quarter was 6.46%, up 94 basis points (hundredths of one percent) from 5.52% in the first quarter of 2005, while the rate paid on interest-bearing liabilities increased 122 basis points to 3.28% from 2.06%. In the fourth quarter of 2005, the net interest spread was 3.18%, the yield on earning assets was 6.16% and the rate paid on interest-bearing liabilities was 2.98%. From January 1, 2005 through March 31, 2006, the Federal Reserve raised its benchmark overnight federal funds target rate ten times (including eight increases since March 31, 2005), each increase representing a 25 basis point increment over the previous effective target rate. Those interest rate increases resulted in a more rapid rise in rates paid on interest-bearing liabilities, most notably short-term borrowings, than in the yields on earning assets. The result of these conditions was a contraction of the net interest spread from the first quarter of 2005 to the similar 2006 quarter.
     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $8.2 billion in 2006’s initial quarter, compared with $8.6 billion and $8.4 billion in the first and fourth quarters of 2005, respectively. Goodwill and core deposit and other intangible assets averaged $3.0 billion during the quarters ended March 31, 2006 and December 31, 2005, and $3.1 billion in the first quarter of 2005. The cash surrender value of bank owned life insurance averaged $1.0 billion in each of the first quarters of 2006 and 2005 and in the fourth quarter of 2005. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”
     The contribution of net interest-free funds to net interest margin was .55% in the recent quarter, compared with .37% in the year-earlier quarter and .51% in 2005’s fourth quarter. The increase in the contribution to net interest margin ascribed to net interest-free funds in the recent quarter and 2005’s fourth quarter as compared with the first quarter of 2005 resulted largely from the impact of higher interest rates on interest-bearing liabilities used to value such contribution.
     Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.73% in the first quarter of 2006, down from 3.83% in the comparable quarter of 2005, but up four basis points from 3.69% in the fourth quarter of 2005. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In general, the Company’s net interest margin has been declining since the Federal Reserve began raising interest rates in June 2004. Continued pressure on the Company’s net interest margin is expected until the Federal Reserve slows or stops increasing interest rates. The increase in net interest margin from 2005’s final quarter to the first quarter of 2006 was largely due to higher fees associated with customer prepayments of commercial real estate loans and the impact of two less days in the recent quarter.
     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $717 million as of March 31, 2006, $652 million as of December 31, 2005 and $735 million as of March 31, 2005. Under the terms of these swap agreements, the

Company receives payments based on the outstanding notional amount of the swap agreements at fixed rates of interest and makes payments at variable rates.
     As of March 31, 2006, all of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended March 31, 2006 and 2005 and the quarter ended December 31, 2005 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented losses of approximately $13 million and $18 million at March 31, 2006 and 2005, respectively, and $9 million at December 31, 2005. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items generally result from the effects of changing interest rates.
     The weighted average rates to be received and paid under interest rate swap agreements currently in effect were 4.97% and 5.33%, respectively, at March 31, 2006. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average rates paid or received on those swap agreements are presented in the accompanying table.
INTEREST RATE SWAP AGREEMENTS

	Three months ended March 31
	2006		2005
Dollar in thousands	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	156	—	(2,816)	(.03)

Net interest income/margin	$(156)	—%	$2,816	.02%

Average notional amount	$688,630		$733,778

Rate received **		5.13%		6.83%
Rate paid **		5.22%		5.28%

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s total capital as defined by federal regulators. In December 2005 M&T Bank exchanged $363 million of its 8.0% subordinated notes due 2010 for new fixed rate/floating rate subordinated notes with a par value of $409 million due 2020. The new notes bear interest at a fixed rate of 5.585% for ten years, while thereafter such notes will bear interest at a floating rate that resets monthly at a rate equal to the one-month London Interbank Offered Rate plus 1.215%. The notes are redeemable after the fixed-rate period ends at M&T’s option, subject to regulatory approval. No new funding was received as a result of the exchange. As an additional source of funding, the Company maintains a $500 million revolving asset-backed structured borrowing that is secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank. M&T Auto Receivables I, LLC was formed for the purpose of borrowing $500 million in a revolving, asset-backed structured borrowing with an unaffiliated conduit lender. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company.
     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $3.6 billion at March 31, 2006, $4.0 billion at December 31, 2005 and $4.1 billion at March 31, 2005. In general, these borrowings were unsecured and matured on the following business day. As already discussed, offshore branch deposits and brokered certificates of deposit have been used by the Company as alternatives to short-term borrowings.
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
     The Company serves in the capacity of remarketing agent for variable rate demand bonds (“VRDBs”) issued by customers of the Company for the purpose of obtaining financing. The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $61 million at March 31, 2006, $25 million at March 31, 2005 and $58 million at December 31, 2005. The total amount of VRDBs outstanding backed by an M&T Bank letter of credit was $1.7 billion at March 31, 2006 and December 31, 2005, and $1.6 billion at March 31, 2005. M&T Bank also serves as remarketing agent for most of those bonds.

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
     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, at March 31, 2006 approximately $84 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at March 31, 2006 or at December 31, 2005.
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
     The accompanying table as of March 31, 2006 and December 31, 2005 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
(dollars in thousands)

	Calculated increase(decrease)
	in projected net interest income
Changes in interest rates	March 31, 2006	December 31, 2005
+200 basis points	$(16,513)	(7,178)
+100 basis points	(5,450)	(4,096)
-100 basis points	1,133	(5,733)
-200 basis points	(6,527)	(16,184)
     The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in rates during a twelve-month period of 100 and 200 basis points as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Company’s past or projected net interest income.
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
     The notional amounts of interest rate contracts entered into for trading purposes totaled $6.8 billion at March 31, 2006, compared with $6.2 billion at March 31, 2005 and $6.7 billion at December 31, 2005. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $1.2 billion, $470 million and $679 million at March 31, 2006, March 31, 2005 and December 31, 2005, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $201 million and $82 million, respectively, at March 31, 2006, $153 million and $74 million, respectively, at March 31, 2005, and $192 million and $77 million, respectively, at December 31, 2005. Included in trading account assets were assets related to deferred compensation plans totaling $43 million at March 31, 2006, and $41 million at each of December 31, 2005 and March 31, 2005. Changes in the fair values of such assets are recorded in trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at each of March 31, 2006, December 31, 2005 and March 31, 2005 were $48 million of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.
Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the first quarter of 2006 was $18 million, compared with $24 million in the year-earlier quarter and $23 million in the fourth quarter of 2005. Net loan charge-offs were $17 million in the recent quarter, compared with $19 million during 2005’s first quarter and $23 million during the final quarter of 2005. Net charge-offs as an annualized percentage of average loans and leases were .17% in the first quarter of 2006, compared with .20% and .22% in the first and fourth quarters of 2005, respectively. A summary of net charge-offs by loan type follows:
NET CHARGE-OFFS
BY LOAN/LEASE TYPE

	First Quarter	First Quarter	Fourth Quarter
In thousands	2006	2005	2005
Commercial, financial, etc.	$6,085	6,070	6,681
Real estate:
Commercial	86	(769)	544
Residential	473	492	298
Consumer	10,188	13,078	15,319

	$16,832	18,871	22,842

     Loans classified as nonperforming, which consist of nonaccrual and restructured loans, totaled $143 million or .35% of total loans and leases outstanding at March 31, 2006, compared with $180 million or .46% a year earlier and $156 million or .39% at December 31, 2005. The lower level of nonperforming loans at the two most recent quarter-ends as compared with March 31, 2005 reflect an overall improvement in repayment performance by borrowers. The decline in nonperforming loans from the 2005 year-end to March 31, 2006 was largely attributable to the payoff of one commercial real estate loan during the first quarter which had an outstanding balance of $12 million.
     Accruing loans past due 90 days or more totaled $109 million or .27% of total loans and leases at March 31, 2006, compared with $125 million or .32% at March 31, 2005 and $129 million or .32% at December 31, 2005. Those loans included $86 million, $102 million and $106 million at March 31, 2006, March 31, 2005 and December 31, 2005, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $66 million and $84 million as of March 31, 2006 and 2005, respectively, and $79 million at December 31, 2005. Also included in loans past due 90 days or more and accruing interest that were guaranteed by government-related entities were foreign commercial and industrial loans supported by the Export-Import Bank of the United States totaling $20 million at March 31, 2006, $17 million at March 31, 2005 and $26 million at December 31, 2005.
     Commercial loans and leases classified as nonperforming aggregated $38 million at March 31, 2006, $45 million at March 31, 2005 and $39 million at December 31, 2005.
     Nonperforming commercial real estate loans totaled $37 million at March 31, 2006, $59 million at March 31, 2005 and $44 million at December 31, 2005.
     Residential real estate loans classified as nonperforming were $30 million at March 31, 2006, compared with $39 million at March 31, 2005 and $29 million at December 31, 2005. Residential real estate loans past due 90 days or more and accruing interest totaled $82 million at March 31, 2006, compared with $100 million a year earlier and $96 million at December 31, 2005. As already noted, a substantial portion of such amounts relate to guaranteed loans repurchased from government-related entities.
     Nonperforming consumer loans and leases totaled $38 million at March 31, 2006, compared with $37 million at March 31, 2005 and $44 million at December 31, 2005. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .38% at March 31, 2006, compared with .33% at March 31, 2005 and .42% at December 31, 2005.
     Assets acquired in settlement of defaulted loans were $10 million at March 31, 2006, compared with $11 million at March 31, 2005 and $9 million at December 31, 2005.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE LOAN DATA

	2006		2005 Quarters
Dollars in thousands	First Quarter	Fourth	Third	Second	First
Nonaccrual loans	$127,934	141,067	154,768	173,403	169,648
Renegotiated loans	14,790	15,384	11,697	10,649	10,501

Total nonperforming loans	142,724	156,451	166,465	184,052	180,149
Real estate and other assets owned	9,588	9,486	8,624	8,123	11,038

Total nonperforming assets	$152,312	165,937	175,089	192,175	191,187

Accruing loans past due 90 days or more*	$109,287	129,403	130,944	123,301	124,550

Government guaranteed loans included in totals above
Nonperforming loans	$13,804	13,845	14,932	13,593	14,451
Accruing loans past due 90 days or more	85,775	105,508	106,596	98,711	102,210

Nonperforming loans to total loans and leases, net of unearned discount	.35%	.39%	.41%	.46%	.46%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.37%	.41%	.43%	.48%	.49%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.27%	.32%	.32%	.31%	.32%

*	Predominately residential mortgage loans.
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
     Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2006 in light of (i) the sluggish pace of economic growth in many of the markets served by the Company; (ii) continued weakness in industrial employment in upstate New York and central Pennsylvania; and (iii) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies. Although the 2006 economic outlook predicts moderate national growth with inflation expected to be reasonably well contained, concerns exist about higher energy prices; a waning housing boom; Federal Reserve tightening of monetary policy; the underlying impact on businesses’ operations and abilities to repay loans resulting from rising interest rates; sluggish job creation, which could cause consumer spending to slow; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and moderate loan demand in many market areas served by the Company.
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
     Management believes that the allowance for credit losses at March 31, 2006 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $639 million, or 1.56% of total loans and leases at March 31, 2006, compared with $632 million or 1.62% a year earlier and $638 million or 1.58% at December 31, 2005. The ratio of the allowance for credit losses to nonperforming loans was 448% at the most recent quarter-end, compared with 351% a year earlier and 408% at December 31, 2005. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
Other Income
Other income totaled $253 million in the first quarter of 2006, 8% higher than $234 million in the similar 2005 quarter and up 2% from $249 million in the fourth quarter of 2005. Contributing to the recent quarter increase were higher income from commercial leasing, educational lending and bank owned life insurance.
     Mortgage banking revenues totaled $35 million in 2006’s initial quarter, compared with $33 million in the year-earlier quarter and $36 million in the fourth quarter of 2005. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.
     Residential mortgage banking revenues, consisting of gains from sales of residential mortgage loans and loan servicing rights, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, totaled $29 million in the recently completed quarter, compared with $27 million in the first quarter of 2005 and $28 million in 2005’s final quarter. Residential mortgage loans originated for sale to other investors were approximately $1.4 billion during the recent quarter, compared with $1.2 billion in the first quarter of 2005 and $2.2 billion in the fourth quarter of 2005. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled $11 million in the first quarter of 2006, compared with $10 million in the corresponding quarter of 2005 and $12 million in the final 2005 quarter. Revenues from servicing residential mortgage loans for others were $16 million in the quarter ended March 31, 2006, and $15 million in each of the first and fourth quarters of 2005. Included in servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $3 million in the two most recent quarters and $2 million in the first quarter of 2005. Residential mortgage loans serviced for others totaled $15.3 billion at March 31, 2006, compared with $14.5 billion at March 31, 2005 and $15.6 billion at December 31, 2005, including the small balance commercial mortgage loans noted above of approximately $2.3 billion at March 31, 2006, $1.6 billion at March 31, 2005 and $2.4 billion at December 31, 2005. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $150 million at March 31, 2006, compared with $131 million at March 31, 2005 and $140 million at December 31, 2005. Included in capitalized residential mortgage servicing assets were $22 million at March 31, 2006, $12 million at March 31, 2005 and $23 million at December 31, 2005 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Loans held for sale that are secured by residential real estate totaled $1.6 billion and $794 million at March 31, 2006 and 2005, respectively, and $1.2 billion at December 31, 2005. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $1.5 billion and $680 million, respectively, at March 31, 2006, $875 million and $462 million, respectively, at March 31, 2005, and $923 million and $352 million, respectively, at December 31, 2005. Net unrealized gains on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $2 million and $1 million at March 31, 2006 and 2005, respectively, compared with net unrealized losses of $5 million at December 31, 2005. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net increases in revenues of $8 million in the first quarter of 2006, compared with net decreases in revenues of $2 million and $3 million in the first and fourth quarters of 2005, respectively.
     Commercial mortgage banking revenues were $6 million in the first quarter of 2006, compared with $7 million in the first quarter of 2005 and $8 million in the fourth quarter of 2005. Included in such amounts were revenues from loan origination and sales activities of $2 million in 2006’s initial quarter, $3 million in the first quarter of 2005 and $5 million in the fourth quarter of 2005. Commercial mortgage loan servicing revenues were $4 million in the recent quarter, compared with $3 million in each of the first and fourth quarters of 2005. Capitalized commercial mortgage servicing assets totaled $20 million at March 31, 2006, $22 million at March 31, 2005, and $21 million at December 31, 2005. Commercial mortgage loans held for sale at March 31, 2006 and 2005 were $64 million and $14 million, respectively, and were $199 million at December 31, 2005.
     Service charges on deposit accounts were $89 million in the recent quarter, $88 million in the first quarter of 2005 and $94 million in the fourth quarter of 2005. The lower first quarter revenues when compared with 2005’s fourth quarter were largely due to traditional fourth quarter seasonality. Trust income totaled $34 million in the initial quarters of 2006 and 2005, and $35 million in the fourth quarter of 2005. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $15 million in the first quarter of 2006, compared with $14 million in each of the first and fourth quarters of 2005. Trading account and foreign exchange activity resulted in gains of $7 million and $5 million during the quarters ended March 31, 2006 and 2005, respectively, and gains of $6 million in 2005’s fourth quarter.

     Other revenues from operations totaled $74 million in the recent quarter, compared with $60 million in the similar quarter of 2005 and $65 million in the fourth quarter of 2005. The higher level of such revenues in the recent quarter as compared with the prior quarters was due to higher income from educational lending, commercial leasing and bank owned life insurance, partially offset by lower corporate financing advisory fees. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $19 million in the two most recent quarters, and $17 million in the first quarter of 2005. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $13 million during the first quarter of 2006 and $11 million in each of the first and fourth quarters of 2005. Revenues from merchant discount and credit card fees were $7 million in each of the quarters ended March 31, 2006 and 2005, compared with $9 million in the fourth quarter of 2005. Insurance-related sales commissions and other revenues totaled $7 million and $6 million in the first quarters of 2006 and 2005, respectively, and $5 million in the fourth quarter of 2005. The increase in insurance-related revenues from 2005’s fourth quarter to the first quarter of 2006 was largely a result of the acquisition of Hess Egan.
Other Expense
Other expense totaled $382 million in the first quarter of 2006, 4% higher than $367 million in the corresponding quarter of 2005 and 3% above the $369 million in the fourth quarter of 2005. Included in the amounts noted above are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $13 million in 2006’s initial quarter and in the fourth quarter of 2005, and $16 million in the first quarter of 2005. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $369 million in the initial 2006 quarter, compared with $351 million and $356 million in the first and fourth quarters of 2005, respectively. The higher level of noninterest operating expenses in the recent quarter as compared with the first and fourth quarters of 2005 was predominantly the result of increased salaries and employee benefits costs. Table 2 provides a reconciliation of other expense to noninterest operating expense.
     Salaries and employee benefits expense totaled $224 million in the most recent quarter, compared with $207 million in the first quarter of 2005 and $203 million in 2005’s final quarter. The higher expense level in 2006 was largely the result of higher salaries-related costs, including stock-based compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment,” (“SFAS No. 123R”). As required, coincident with the adoption of SFAS No. 123R, the Company began accelerating the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarter of 2006 included $6 million that would have been recognized over the normal four year vesting period if not for the required adoption of SFAS No. 123R. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and benefits expense included stock-based compensation of $18 million, $12 million and $11 million in the quarters ended March 31, 2006, March 31, 2005 and December 31, 2005, respectively. Also contributing to the rise in salaries and employee benefits expense were merit pay increases awarded to employees, and in comparison with the fourth quarter of 2005, higher payroll-related taxes and Company contributions for retirement savings plan benefits related to incentive compensation payments. The number of full-time equivalent employees was 12,837 at March 31, 2006, compared with 12,513 and 12,780 at March 31, 2005 and December 31, 2005, respectively.

     Excluding the nonoperating amortization expenses previously noted, nonpersonnel operating expenses totaled $145 million in each of the first quarters of 2006 and 2005, compared with $153 million in the fourth quarter of 2005. Contributing to the lower expense level in 2006’s first quarter as compared with the immediately preceding quarter were lower costs for professional services, due in part to fourth quarter 2005 costs related to several initiatives of the Company, including the already discussed subordinated note exchange.
     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities) measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 52.4% in the first quarter of 2006, compared with 51.6% in the year-earlier period and 50.7% in the fourth quarter of 2005. Noninterest operating expenses used in calculating the efficiency ratio do not include the amortization of core deposit and other intangible assets, as noted earlier. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for the three-month periods ended March 31, 2006, March 31, 2005 and December 31, 2005 would have been 54.2%, 54.0% and 52.5%, respectively.
Capital
Stockholders’ equity was $5.9 billion at March 31, 2006, representing 10.68% of total assets, compared with $5.7 billion or 10.53% at March 31, 2005 and $5.9 billion or 10.66% at December 31, 2005. On a per share basis, stockholders’ equity was $53.11 at March 31, 2006, compared with $49.78 and $52.39 at March 31 and December 31, 2005, respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $26.41 at March 31, 2006 compared with $23.49 a year earlier and $25.91 at December 31, 2005. A reconciliation of total stockholders’ equity and tangible equity as of each of those respective dates is presented in table 2.
     Stockholders’ equity reflects accumulated other comprehensive income or loss which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale and minimum pension liability adjustments. Net unrealized losses on available-for-sale investment securities were $74 million, or $.66 per common share, at March 31, 2006, compared with losses of $49 million, or $.43 per share, each at March 31, 2005 and December 31, 2005. Such unrealized losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. The minimum pension liability adjustment, net of applicable tax effect, reduced accumulated other comprehensive income by $49 million at March 31, 2006 and December 31, 2005, or by $.44 per share at those respective dates, compared with $12 million at March 31, 2005, or $.11 per share.
     In April 2006, M&T announced that it had increased the quarterly dividend on its common stock to be paid in the second quarter of 2006 from $.45 per share to $.60 per share, an increase of 33%.
     In November 2005, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. During the quarter ended March 31, 2006, 1,269,000 shares of common stock were repurchased by M&T pursuant to such plan at an average cost of $108.51 per share. Through March 31, 2006, M&T had repurchased 1,313,700 shares of common stock pursuant to such plan at an average cost of $108.57 per share.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of March 31, 2006, core capital included $688 million of trust preferred securities described in note 4 of Notes to Financial Statements and total capital further included $963 million of subordinated capital notes.
     The Company generates significant amounts of regulatory capital from its ongoing operations. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as an annualized percentage of regulatory “core capital” at the beginning of each period, was 18.11% during the first quarter of 2006, compared with 18.62% and 18.16% in the first and fourth quarters of 2005, respectively.
     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A. as of March 31, 2006 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS
March 31, 2006

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Core capital	7.62%	7.17%	27.02%
Total capital	10.89%	10.40%	27.82%
Leverage	7.02%	6.64%	13.00%
Segment Information
The Commercial Banking segment contributed $56 million to the Company’s net income in the first quarter of 2006, 8% higher than $52 million in 2005’s first quarter and 4% above the $54 million earned in the fourth quarter of 2005. The favorable variance as compared with the first quarter of 2005 was due to higher revenues of $7 million, largely the result of a $5 million increase in income related to end-of-term sales of commercial lease equipment, and a $4 million decrease in the provision for credit losses. Partially offsetting these favorable factors was a $3 million increase in noninterest expenses, resulting predominantly from higher personnel costs. The rise in net income from the fourth quarter of 2005 was the result of increased revenues of $3 million, due primarily to higher income from commercial lease equipment sales.
     The Commercial Real Estate segment’s net income for the first quarter of 2006 was $34 million, compared with $33 million in the year-earlier quarter and $35 million in the fourth quarter of 2005. The increase from the first quarter of 2005 was due to higher net interest income of $3 million, predominantly the result of increases in loan and deposit net interest margins. A decrease of $3 million in noninterest income, due largely to lower commercial mortgage banking revenues, and a $2 million increase in the provision for credit losses, partially offset by an increase in net interest income, were the main factors contributing to the recent quarter’s decline in net income as compared with the fourth quarter of 2005.
     Net income earned by the Discretionary Portfolio segment totaled $22 million in the first quarter of 2006, unchanged from the fourth quarter of last year, but 25% lower than $30 million in 2005’s first quarter. The decline from last year’s first quarter was largely due to an $11 million decrease in net interest income, predominantly the result of a 72 basis point decline in net interest margin on investment securities, and a $2 million reversal of a portion of the valuation allowance for the possible impairment of capitalized residential mortgage servicing rights in 2005’s first quarter. There was no change to such valuation allowance during the first quarter of 2006. Compared with the fourth quarter of 2005, higher revenues of $3 million were partially offset by higher noninterest expenses of $2 million, due in part, to a $1 million reversal of a portion of the valuation allowance for the possible impairment of capitalized residential mortgage servicing rights in the fourth quarter of 2005.
     The Residential Mortgage Banking segment contributed $15 million in the first quarter of 2006, up from $11 million in both the first and fourth quarters of 2005. The favorable performance in comparison to the prior year’s first quarter resulted from higher revenues of $11 million, attributable in large part to increased income from loan origination, sales and servicing activities of $6 million and higher net interest income earned of $4 million, the latter primarily due to an increase in average loan balances outstanding. Partially offsetting these favorable factors were higher noninterest expenses, predominantly due to increased personnel costs, partially offset by a $4 million higher reduction of the capitalized mortgage servicing rights valuation allowance. Lower noninterest expenses of $7 million, resulting from a $2 million higher reduction of the capitalized mortgage servicing rights valuation allowance and lower personnel and professional services expenses, contributed to the favorable performance as compared with the fourth quarter of 2005.
     The Retail Banking segment’s net income for the first three months of 2006 was $93 million, up 23% from $75 million in the year-earlier quarter and 13% higher than $82 million in the final quarter of 2005. The improvement from the first quarter of last year was due to higher net interest income of $23 million, largely the result of an increase in net interest margin on deposit products, and higher noninterest income of $9 million resulting from increased service charges on deposit accounts and gains on the sale of student loans. The favorable performance in the recent quarter as compared with the fourth quarter of 2005 was primarily the result of lower noninterest expenses of $10 million and a $7 million decline in net charge-offs.
     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $17 million in the first quarter of 2006 and $11 million in the first quarter of 2005, and net income of $1 million in the fourth quarter of 2005. The net losses in the first quarters of 2006 and 2005 resulted from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments, and higher levels of noninterest expenses.
Recent Accounting Developments
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company has not early-adopted the provisions of SFAS No. 155 and does not currently anticipate that the impact of such adoption in 2007 will have a material impact on its consolidated financial position.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 defines the situations in which an entity should recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits an entity to choose its subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities as either the amortization method or fair value measurement method. The amortization method requires servicing assets and servicing liabilities to be amortized in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method requires servicing assets and servicing liabilities to be measured at fair value at each reporting date and requires entities to report changes in fair value of servicing assets and liabilities in earnings in the period in which the changes occur. SFAS No. 156 requires prospective adoption as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. An entity may elect to subsequently measure a class of separately recognized servicing assets and servicing liabilities at fair value as of the beginning of any fiscal year, beginning with the fiscal year in which the entity adopts this statement. Upon such election, which is irrevocable, the effect of remeasuring an existing class of separately recognized servicing assets and servicing liabilities at fair value should be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year. Currently, the Company initially measures servicing assets retained in sales and securitization transactions for which it is the transferor under the relative fair value method prescribed in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and subsequently measures its servicing assets under the amortization method. The Company has not early-adopted the provisions of SFAS No. 156. No decision has been reached as to whether the Company would elect to adopt the fair value measurement method for any classes of separately recognized servicing assets, and therefore, the impact of adoption of SFAS No. 156 cannot be determined at this time. The Company does expect the adoption of the new initial measurement provisions for servicing assets will result in an increase in reported mortgage banking revenues in the future.
Forward-Looking Statements
Management’s discussion and analysis of financial condition and results of operations and other sections of the Company’s Quarterly Report on Form 10-Q contain forward-looking statements that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

     Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations and credit losses; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock–based compensation awards to be issued in future periods; legislation affecting the financial services industry as a whole, and/or M&T and its subsidiaries individually or collectively; regulatory supervision and oversight, including monetary policy and required capital levels; changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses; and material differences in the actual financial results of merger and acquisition activities compared to the Company’s expectations, including the full realization of anticipated cost savings and revenue enhancements.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Table 1
QUARTERLY TRENDS

	2006	2005 Quarters
	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$782,003	757,654	725,129	680,781	642,441
Interest expense	330,246	303,493	265,576	229,016	196,266

Net interest income	451,757	454,161	459,553	451,765	446,175
Less: provision for credit losses	18,000	23,000	22,000	19,000	24,000
Other income	252,931	248,604	221,494	245,362	234,258
Less: other expense	382,003	369,114	368,250	380,441	367,337

Income before income taxes	304,685	310,651	290,797	297,686	289,096
Applicable income taxes	97,037	101,113	95,348	96,589	95,686
Taxable-equivalent adjustment	4,731	4,553	4,375	4,263	4,120

Net income	$202,917	204,985	191,074	196,834	189,290

Per common share data
Basic earnings	$1.82	1.82	1.68	1.73	1.65
Diluted earnings	1.77	1.78	1.64	1.69	1.62
Cash dividends	$.45	.45	.45	.45	.40
Average common shares outstanding
Basic	111,693	112,529	113,530	113,949	114,773
Diluted	114,347	115,147	116,200	116,422	117,184

Performance ratios, annualized
Return on
Average assets	1.49%	1.48%	1.39%	1.46%	1.44%
Average common stockholders’ equity	13.97%	13.85%	12.97%	13.73%	13.41%
Net interest margin on average earning assets (taxable-equivalent basis)	3.73%	3.69%	3.76%	3.78%	3.83%
Nonperforming loans to total loans and leases, net of unearned discount	.35%	.39%	.41%	.46%	.46%
Efficiency ratio (a)	54.21%	52.49%	51.94%	54.58%	54.00%

Net operating (tangible) results (b)
Net income (in thousands)	$210,856	212,738	199,577	205,415	199,135
Diluted net income per common share	1.84	1.85	1.72	1.76	1.70
Annualized return on
Average tangible assets	1.64%	1.63%	1.54%	1.62%	1.61%
Average tangible common stockholders’ equity	29.31%	29.12%	27.67%	29.88%	29.67%
Efficiency ratio (a)	52.36%	50.69%	49.97%	52.56%	51.63%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$55,106	54,835	54,444	53,935	53,306
Total tangible assets (c)	52,130	51,860	51,461	50,944	50,305
Earning assets	49,066	48,833	48,447	47,931	47,240
Investment securities	8,383	8,302	8,439	8,593	8,573
Loans and leases, net of unearned discount	40,544	40,403	39,879	39,229	38,580
Deposits	37,569	37,006	36,708	36,245	35,282
Stockholders’ equity (c)	5,893	5,873	5,845	5,749	5,723
Tangible stockholders’ equity (c)	2,917	2,898	2,862	2,758	2,722

At end of quarter
Total assets (c)	$55,420	55,146	54,841	54,482	53,887
Total tangible assets (c)	52,443	52,176	51,863	51,495	50,891
Earning assets	49,281	48,852	48,691	48,341	47,853
Investment securities	8,294	8,400	8,230	8,320	8,679
Loans and leases, net of unearned discount	40,859	40,331	40,335	39,911	39,073
Deposits	38,171	37,100	37,199	37,306	36,293
Stockholders’ equity (c)	5,919	5,876	5,847	5,838	5,674
Tangible stockholders’ equity (c)	2,942	2,906	2,869	2,851	2,678
Equity per common share	53.11	52.39	51.81	51.20	49.78
Tangible equity per common share	26.41	25.91	25.42	25.00	23.49

Market price per common share
High	$117.29	112.50	112.50	107.28	108.04
Low	106.45	96.71	103.50	98.75	96.71
Closing	114.14	109.05	105.71	105.16	102.06

(a)	Excludes impact of net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in table 2.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2006		2005 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$202,917	204,985	191,074	196,834	189,290
Amortization of core deposit and other intangible assets (1)	7,939	7,753	8,503	8,581	9,845

Net operating income	$210,856	212,738	199,577	205,415	199,135

Earnings per share
Diluted earnings per common share	$1.77	1.78	1.64	1.69	1.62
Amortization of core deposit and other intangible assets (1)	.07	.07	.08	.07	.08

Diluted net operating earnings per share	$1.84	1.85	1.72	1.76	1.70

Other expense
Other expense	$382,003	369,114	368,250	380,441	367,337
Amortization of core deposit and other intangible assets	(13,028)	(12,703)	(13,926)	(14,055)	(16,121)

Noninterest operating expense	$368,975	356,411	354,324	366,386	351,216

Balance sheet data
In millions
Average assets
Average assets	$55,106	54,835	54,444	53,935	53,306
Goodwill	(2,907)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(112)	(115)	(128)	(142)	(157)
Deferred taxes	43	44	49	55	60

Average tangible assets	$52,130	51,860	51,461	50,944	50,305

Average equity
Average equity	$5,893	5,873	5,845	5,749	5,723
Goodwill	(2,907)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(112)	(115)	(128)	(142)	(157)
Deferred taxes	43	44	49	55	60

Average tangible equity	$2,917	2,898	2,862	2,758	2,722

At end of quarter
Total assets
Total assets	$55,420	55,146	54,841	54,482	53,887
Goodwill	(2,909)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(111)	(108)	(121)	(135)	(149)
Deferred taxes	43	42	47	52	57

Total tangible assets	$52,443	52,176	51,863	51,495	50,891

Total equity
Total equity	$5,919	5,876	5,847	5,838	5,674
Goodwill	(2,909)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(111)	(108)	(121)	(135)	(149)
Deferred taxes	43	42	47	52	57

Total tangible equity	$2,942	2,906	2,869	2,851	2,678

(1)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2006 First Quarter			2005 Fourth Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$11,034	$181,057	6.65%	10,738	169,192	6.25%
Real estate - commercial	14,678	260,008	7.09	14,419	249,416	6.92
Real estate - consumer	4,601	71,097	6.18	4,674	70,567	6.04
Consumer	10,231	171,342	6.79	10,572	173,884	6.53

Total loans and leases, net	40,544	683,504	6.84	40,403	663,059	6.51

Money-market assets
Interest-bearing deposits at banks	10	72	3.03	10	55	2.14
Federal funds sold and agreements to resell securities	31	378	4.88	19	210	4.29
Trading account	98	671	2.75	99	635	2.57

Total money-market assets	139	1,121	3.28	128	900	2.78

Investment securities**
U.S. Treasury and federal agencies	3,024	30,310	4.06	3,103	30,398	3.89
Obligations of states and political subdivisions	176	2,741	6.21	174	2,663	6.13
Other	5,183	64,327	5.03	5,025	60,634	4.79

Total investment securities	8,383	97,378	4.71	8,302	93,695	4.48

Total earning assets	49,066	782,003	6.46	48,833	757,654	6.16

Allowance for credit losses	(641)			(642)
Cash and due from banks	1,360			1,389
Other assets	5,321			5,255

Total assets	$55,106			54,835

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$409	659	.65	421	711	.67
Savings deposits	14,335	43,557	1.23	14,498	41,042	1.12
Time deposits	11,870	118,058	4.03	11,018	102,511	3.69
Deposits at foreign office	3,383	36,803	4.41	3,227	32,137	3.95

Total interest-bearing deposits	29,997	199,077	2.69	29,164	176,401	2.40

Short-term borrowings	4,555	50,567	4.50	4,625	46,992	4.03
Long-term borrowings	6,293	80,602	5.19	6,606	80,100	4.81

Total interest-bearing liabilities	40,845	330,246	3.28	40,395	303,493	2.98

Noninterest-bearing deposits	7,572			7,842
Other liabilities	796			725

Total liabilities	49,213			48,962

Stockholders’ equity	5,893			5,873

Total liabilities and stockholders’ equity	$55,106			54,835

Net interest spread			3.18			3.18
Contribution of interest-free funds			.55			.51

Net interest income/margin on earning assets		$451,757	3.73%		454,161	3.69%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2005 Third Quarter
	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	10,497	151,076	5.71%
Real estate - commercial	14,351	245,965	6.86
Real estate - consumer	4,268	63,940	5.99
Consumer	10,763	169,648	6.25

Total loans and leases, net	39,879	630,629	6.27

Money-market assets
Interest-bearing deposits at banks	11	48	1.77
Federal funds sold and agreements to resell securities	24	226	3.79
Trading account	94	510	2.16

Total money-market assets	129	784	2.42

Investment securities**
U.S. Treasury and federal agencies	3,348	32,442	3.84
Obligations of states and political subdivisions	171	2,527	5.92
Other	4,920	58,747	4.74

Total investment securities	8,439	93,716	4.41

Total earning assets	48,447	725,129	5.94

Allowance for credit losses	(641)
Cash and due from banks	1,395
Other assets	5,243

Total assets	54,444

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	400	610	.60
Savings deposits	14,822	37,222	1.00
Time deposits	9,540	79,416	3.30
Deposits at foreign office	4,005	34,504	3.42

Total interest-bearing deposits	28,767	151,752	2.09

Short-term borrowings	4,779	42,192	3.50
Long-term borrowings	6,373	71,632	4.46

Total interest-bearing liabilities	39,919	265,576	2.64

Noninterest-bearing deposits	7,941
Other liabilities	739

Total liabilities	48,599

Stockholders’ equity	5,845

Total liabilities and stockholders’ equity	54,444

Net interest spread			3.30
Contribution of interest-free funds			.46

Net interest income/margin on earning assets		459,553	3.76%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost. (continued)

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3 (continued)
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2005 Second Quarter			2005 First Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$10,484	$142,228	5.44%	10,094	127,148	5.11%
Real estate — commercial	14,399	229,117	6.37	14,193	216,519	6.10
Real estate — consumer	3,493	52,390	6.00	3,246	48,467	5.97
Consumer	10,853	162,070	5.99	11,047	158,907	5.83

Total loans and leases, net	39,229	585,805	5.99	38,580	551,041	5.79

Money-market assets
Interest-bearing deposits at banks	10	38	1.48	10	28	1.15
Federal funds sold and agreements to resell securities	24	203	3.37	24	169	2.86
Trading account	75	299	1.60	53	100	.75

Total money-market assets	109	540	1.99	87	297	1.38

Investment securities**
U.S. Treasury and federal agencies	3,618	34,797	3.86	3,859	36,891	3.88
Obligations of states and political subdivisions	183	2,766	6.06	193	2,904	6.02
Other	4,792	56,873	4.76	4,521	51,308	4.60

Total investment securities	8,593	94,436	4.41	8,573	91,103	4.31

Total earning assets	47,931	680,781	5.70	47,240	642,441	5.52

Allowance for credit losses	(637)			(633)
Cash and due from banks	1,395			1,420
Other assets	5,246			5,279

Total assets	$53,935			53,306

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$401	543	.54	376	318	.34
Savings deposits	15,163	33,292	.88	15,082	27,889	.75
Time deposits	8,609	64,101	2.99	7,419	48,754	2.67
Deposits at foreign office	3,850	28,101	2.93	4,203	25,380	2.45

Total interest-bearing deposits	28,023	126,037	1.80	27,080	102,341	1.53

Short-term borrowings	4,969	36,678	2.96	5,194	31,991	2.50
Long-term borrowings	6,263	66,301	4.25	6,403	61,934	3.92

Total interest-bearing liabilities	39,255	229,016	2.34	38,677	196,266	2.06

Noninterest-bearing deposits	8,222			8,202
Other liabilities	709			704

Total liabilities	48,186			47,583

Stockholders’ equity	5,749			5,723

Total liabilities and stockholders’ equity	$53,935			53,306

Net interest spread			3.36			3.46
Contribution of interest-free funds			.42			.37

Net interest income/margin on earning assets		$451,765	3.78%		446,175	3.83%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert E. Sadler, Jr., President and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2006.
     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
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
Item 1A. Risk Factors.
     There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) - (b) Not applicable.
     (c)

Issuer Purchases of Equity Securities
(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs (2)
January 1 - January 31, 2006	599,272	$109.04	594,000	4,361,300
February 1 - February 28, 2006	631,108	107.79	625,000	3,736,300
March 1 - March 31, 2006	50,431	111.96	50,000	3,686,300

Total	1,280,811	$108.54	1,269,000

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	In November 2005, M&T announced a program to purchase up to 5,000,000 shares of its common stock.
Item 3. Defaults Upon Senior Securities.
            (Not applicable.)
Item 4. Submission of Matters to a Vote of Security Holders.
     The 2006 Annual Meeting of Stockholders of M&T was held on April 18, 2006. At the 2006 Annual Meeting, stockholders elected twenty (20) directors, all of whom were then serving as directors of M&T, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was elected at the 2006 Annual Meeting.

	Number of Votes
Nominee	For	Withheld
Brent D. Baird	102,686,776	905,439
Robert J. Bennett	102,785,029	807,186
C. Angela Bontempo	102,700,073	892,142
Robert T. Brady	93,661,378	9,930,837
Emerson L. Brumback	102,547,865	1,044,350
Michael D. Buckley	102,247,345	1,344,870
T. Jefferson Cunningham III	102,556,683	1,035,532
Colm E. Doherty	102,774,773	817,442
Richard E. Garman	102,690,934	901,281
Daniel R. Hawbaker	102,925,733	666,482

	Number of Votes
Nominee	For	Withheld
Patrick W.E. Hodgson	102,720,628	871,587
Richard G. King	102,925,398	666,817
Reginald B. Newman, II	102,627,916	964,299
Jorge G. Pereira	102,697,158	895,057
Michael P. Pinto	102,580,508	1,011,707
Robert E. Sadler, Jr.	102,577,866	1,014,349
Eugene J. Sheehy	102,568,707	1,023,508
Stephen G. Sheetz	102,954,877	637,338
Herbert L. Washington	102,941,481	650,734
Robert G. Wilmers	102,302,537	1,289,678
     At the 2006 Annual Meeting, stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent public accountant of M&T Bank Corporation for the year ending December 31, 2006. The following table presents the tabulation of the votes with respect to such ratification.

Number of Votes
For	Against	Abstain
102,694,147	399,451	498,617
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

M&T BANK CORPORATION
Date: May 9, 2006	By:	/s/ René F. Jones
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