Form 10-Q
period 2006-06-30
M&T BANK CORP
filed 2006-08-01
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on July 21, 2006: 111,006,937 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30,	December 31,
Dollars in thousands, except per share	2006	2005
Assets
Cash and due from banks	$1,572,863	1,479,239
Interest-bearing deposits at banks	14,923	8,408
Federal funds sold and agreements to resell securities	16,649	11,220
Trading account	208,291	191,617
Investment securities
Available for sale (cost: $7,611,934 at June 30, 2006; $8,011,560 at December 31, 2005)	7,444,686	7,931,703
Held to maturity (market value: $92,128 at June 30, 2006; $102,880 at December 31, 2005)	90,682	101,059
Other (market value: $367,774 at June 30, 2006; $367,402 at December 31, 2005)	367,774	367,402

Total investment securities	7,903,142	8,400,164

Loans and leases	41,820,338	40,553,691
Unearned discount	(220,877)	(223,046)
Allowance for credit losses	(645,851)	(637,663)

Loans and leases, net	40,953,610	39,692,982

Premises and equipment	334,873	337,115
Goodwill	2,908,849	2,904,081
Core deposit and other intangible assets	290,847	108,260
Accrued interest and other assets	2,303,041	2,013,320

Total assets	$56,507,088	55,146,406

Liabilities
Noninterest-bearing deposits	$8,099,083	8,141,928
NOW accounts	1,017,813	901,938
Savings deposits	14,127,054	13,839,150
Time deposits	12,492,427	11,407,626
Deposits at foreign office	2,777,306	2,809,532

Total deposits	38,513,683	37,100,174

Federal funds purchased and agreements to repurchase securities	4,533,796	4,211,978
Other short-term borrowings	771,018	940,894
Accrued interest and other liabilities	953,858	819,980
Long-term borrowings	5,734,509	6,196,994

Total liabilities	50,506,864	49,270,020

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued at June 30, 2006 and at December 31, 2005	60,198	60,198
Common stock issuable, 93,114 shares at June 30, 2006; 100,298 shares at December 31, 2005	5,107	5,363
Additional paid-in capital	2,887,441	2,886,153
Retained earnings	4,152,943	3,854,275
Accumulated other comprehensive income (loss), net	(147,794)	(97,930)
Treasury stock — common, at cost - 9,403,971 shares at June 30, 2006; 8,336,907 shares at December 31, 2005	(957,671)	(831,673)

Total stockholders’ equity	6,000,224	5,876,386

Total liabilities and stockholders’ equity	$56,507,088	55,146,406

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30		June 30
In thousands, except per share	2006	2005	2006	2005
Interest income
Loans and leases, including fees	$713,816	583,415	$1,394,533	1,132,104
Deposits at banks	111	38	183	66
Federal funds sold and agreements to resell securities	405	203	783	372
Trading account	753	300	1,424	399
Investment securities
Fully taxable	94,092	89,032	185,780	175,019
Exempt from federal taxes	3,734	3,530	7,480	6,879

Total interest income	812,911	676,518	1,590,183	1,314,839

Interest expense
NOW accounts	779	543	1,438	861
Savings deposits	47,579	33,292	91,136	61,181
Time deposits	139,032	64,101	257,090	112,855
Deposits at foreign office	43,798	28,101	80,601	53,481
Short-term borrowings	53,623	36,678	104,190	68,669
Long-term borrowings	81,487	66,301	162,089	128,235

Total interest expense	366,298	229,016	696,544	425,282

Net interest income	446,613	447,502	893,639	889,557
Provision for credit losses	17,000	19,000	35,000	43,000

Net interest income after provision for credit losses	429,613	428,502	858,639	846,557

Other income
Mortgage banking revenues	41,565	31,274	76,076	64,700
Service charges on deposit accounts	95,549	92,969	184,425	181,322
Trust income	34,757	32,745	68,553	66,268
Brokerage services income	14,481	14,179	29,205	28,360
Trading account and foreign exchange gains	6,168	5,957	12,674	10,826
Gain on bank investment securities	236	30	294	246
Other revenues from operations	69,846	68,208	144,306	127,898

Total other income	262,602	245,362	515,533	479,620

Other expense
Salaries and employee benefits	217,162	204,607	441,244	411,217
Equipment and net occupancy	42,527	42,608	85,929	86,614
Printing, postage and supplies	8,072	8,411	16,639	17,242
Amortization of core deposit and other intangible assets	11,357	14,055	24,385	30,176
Other costs of operations	97,879	110,760	190,803	202,529

Total other expense	376,997	380,441	759,000	747,778

Income before taxes	315,218	293,423	615,172	578,399
Income taxes	102,645	96,589	199,682	192,275

Net income	$212,573	196,834	$415,490	386,124

Net income per common share
Basic	$1.91	1.73	$3.73	3.38
Diluted	1.87	1.69	3.64	3.31
Cash dividends per common share	$.60	.45	$1.05	.85
Average common shares outstanding
Basic	111,259	113,949	111,474	114,359
Diluted	113,968	116,422	114,157	116,801

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six months ended June 30
In thousands	2006	2005
Cash flows from operating activities
Net income	$415,490	386,124
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	35,000	43,000
Depreciation and amortization of premises and equipment	26,849	29,978
Amortization of capitalized servicing rights	30,350	28,923
Amortization of core deposit and other intangible assets	24,385	30,176
Provision for deferred income taxes	(46,425)	(62,232)
Asset write-downs	203	189
Net gain on sales of assets	(9,801)	(5,801)
Net change in accrued interest receivable, payable	34,729	4,106
Net change in other accrued income and expense	(25,162)	36,610
Net change in loans held for sale	(263,186)	(438,607)
Net change in trading account assets and liabilities	5,766	(41,688)

Net cash provided by operating activities	228,198	10,778

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	95,752	13,576
Other	27,333	31,290
Proceeds from maturities of investment securities
Available for sale	824,720	1,060,852
Held to maturity	41,335	62,491
Purchases of investment securities
Available for sale	(520,429)	(972,924)
Held to maturity	(30,970)	(50,951)
Other	(27,705)	(20,706)
Additions to capitalized servicing rights	(32,230)	(21,563)
Net increase in loans and leases	(779,886)	(1,097,057)
Capital expenditures, net	(16,736)	(6,457)
Acquisitions, net of cash acquired	482,818	—
Other, net	(73,763)	(49,263)

Net cash used by investing activities	(9,761)	(1,050,712)

Cash flows from financing activities
Net increase in deposits	454,307	1,880,294
Net increase (decrease) in short-term borrowings	151,942	(417,712)
Proceeds from long-term borrowings	500,000	801,322
Payments on long-term borrowings	(956,166)	(826,552)
Purchases of treasury stock	(207,120)	(252,550)
Dividends paid — common	(116,725)	(97,001)
Other, net	54,378	66,394

Net cash provided (used) by financing activities	(119,384)	1,154,195

Net increase in cash and cash equivalents	$99,053	114,261
Cash and cash equivalents at beginning of period	1,490,459	1,363,804

Cash and cash equivalents at end of period	$1,589,512	1,478,065

Supplemental disclosure of cash flow information
Interest received during the period	$1,592,125	1,289,452
Interest paid during the period	655,029	413,723
Income taxes paid during the period	240,021	223,319

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$10,235	4,993
Acquisitions :
Fair value of :
Assets acquired (noncash)	514,055	—
Liabilities assumed	999,022	—

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Common	Additional		other
	Preferred	Common	stock	paid-in	Retained	comprehensive	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	income (loss), net	stock	Total
2005
Balance — January 1, 2005	$—	60,198	5,779	2,897,912	3,270,887	(17,209)	(487,953)	5,729,614
Comprehensive income:
Net income	—	—	—	—	386,124	—	—	386,124
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(20,603)	—	(20,603)

								365,521
Purchases of treasury stock	—	—	—	—	—	—	(252,550)	(252,550)
Repayment of management stock ownership program receivable	—	—	—	304	—	—	—	304
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	22,805	—	—	—	22,805
Exercises	—	—	—	(42,113)	—	—	110,286	68,173
Directors’ stock plan	—	—	—	48	—	—	508	556
Deferred compensation plans, net, including dividend equivalents	—	—	(237)	(168)	(85)	—	791	301
Common stock cash dividends — $0.85 per share	—	—	—	—	(97,001)	—	—	(97,001)

Balance — June 30, 2005	$—	60,198	5,542	2,878,788	3,559,925	(37,812)	(628,918)	5,837,723

2006
Balance — January 1, 2006	$—	60,198	5,363	2,886,153	3,854,275	(97,930)	(831,673)	5,876,386
Comprehensive income:
Net income	—	—	—	—	415,490	—	—	415,490
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(49,864)	—	(49,864)

								365,626
Purchases of treasury stock	—	—	—	—	—	—	(207,120)	(207,120)
Repayment of management stock ownership program receivable	—	—	—	225	—	—	—	225
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	28,906	—	—	—	28,906
Exercises	—	—	—	(27,493)	—	—	79,894	52,401
Directors’ stock plan	—	—	—	54	—	—	485	539
Deferred compensation plans, net, including dividend equivalents	—	—	(256)	(404)	(97)	—	743	(14)
Common stock cash dividends — $1.05 per share	—	—	—	—	(116,725)	—	—	(116,725)

Balance — June 30, 2006	$—	60,198	5,107	2,887,441	4,152,943	(147,794)	(957,671)	6,000,224

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Six months ended June 30
In thousands	2006	2005
Beginning balance	$637,663	626,864
Provision for credit losses	35,000	43,000
Net charge-offs
Charge-offs	(43,553)	(48,547)
Recoveries	16,741	16,028

Total net charge-offs	(26,812)	(32,519)

Ending balance	$645,851	637,345

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

2. Earnings per share

The computations of basic earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
	(in thousands, except per share)
Income available to common stockholders
Net income	$212,573	196,834	415,490	386,124
Weighted-average shares outstanding (including common stock issuable)	111,259	113,949	111,474	114,359
Basic earnings per share	$1.91	1.73	3.73	3.38

The computations of diluted earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
	(in thousands, except per share)
Income available to common stockholders	$212,573	196,834	415,490	386,124
Weighted-average shares outstanding	111,259	113,949	111,474	114,359
Plus: incremental shares from assumed conversion of stock options	2,709	2,473	2,683	2,442

Adjusted weighted average shares outstanding	113,968	116,422	114,157	116,801
Diluted earnings per share	$1.87	1.69	3.64	3.31

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Comprehensive income

The following table displays the components of other comprehensive income (loss):

	Six months ended June 30, 2006
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(87,097)	37,414	(49,683)
Less: reclassification adjustment for gains realized in net income	294	(113)	181

Net unrealized losses	$(87,391)	37,527	(49,864)

	Six months ended June 30, 2005
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(30,878)	10,425	(20,453)
Less: reclassification adjustment for gains realized in net income	246	(96)	150

Net unrealized losses	$(31,124)	10,521	(20,603)

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

		Minimum
		pension
	Investment	liability
	securities	adjustment	Total
	(in thousands)
Balance — January 1, 2006	$(48,576)	(49,354)	(97,930)
Net gain (loss) during period	(49,864)	—	(49,864)

Balance — June 30, 2006	$(98,440)	(49,354)	(147,794)

Balance — January 1, 2005	$(4,712)	(12,497)	(17,209)
Net gain (loss) during period	(20,603)	—	(20,603)

Balance — June 30, 2005	$(25,315)	(12,497)	(37,812)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) issued $310 million of fixed rate preferred capital securities. In 1996, $150 million of floating rate preferred capital securities were issued by First Maryland Capital I (“Trust IV”) and in 1997, $150 million of floating rate preferred capital securities were issued by First Maryland Capital II (“Trust V”). The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 6.08% and 6.00%, respectively, at June 30, 2006 and 5.15% and 5.10%, respectively, at December 31, 2005. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”

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

The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities of Trust III, Trust IV and Trust V at June 30, 2006 and December 31, 2005 include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 6.08% and 6.00%, respectively, at June 30, 2006 and 5.15% and 5.10%, respectively, at December 31, 2005.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings, continued

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

In 1999, Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures assumed by M&T in an acquisition and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 6.51% at June 30, 2006 and 5.58% at December 31, 2005.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings, continued

Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust IV, Trust V and Allfirst Asset Trust, the junior subordinated debentures associated with preferred capital securities had financial statement carrying values as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)
Trust I	$154,640	154,640
Trust II	103,093	103,093
Trust III	68,547	68,709
Trust IV	143,377	143,102
Trust V	140,991	140,660
Allfirst Asset Trust	101,717	101,640

	$712,365	711,844

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 21 to the Company’s consolidated financial statements as of and for the year ended December 31, 2005. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 21 to the Company’s 2005 consolidated financial statements, goodwill and core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have not been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company has, however,

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Segment information, continued

assigned such intangible assets to business units for purposes of testing for impairment. Information about the Company’s segments is presented in the following table:

	Three months ended June 30
	2006			2005
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)(a)
	(in thousands)
Commercial Banking	$135,104	142	57,590	137,761	147	58,316
Commercial Real Estate	65,032	220	32,237	67,037	289	34,853
Discretionary Portfolio	37,395	(1,098)	23,730	49,116	(345)	30,169
Residential Mortgage Banking	75,125	12,907	18,626	61,561	13,247	7,584
Retail Banking	360,194	2,993	102,494	330,704	4,564	82,319
All Other	36,365	(15,164)	(22,104)	46,685	(17,902)	(16,407)

Total	$709,215	—	212,573	692,864	—	196,834

	Six months ended June 30
	2006			2005
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)(a)
	(in thousands)
Commercial Banking	$269,425	290	113,684	265,174	320	110,030
Commercial Real Estate	133,521	452	66,104	132,565	492	67,616
Discretionary Portfolio	74,750	(168)	46,025	96,376	(190)	59,809
Residential Mortgage Banking	144,214	28,073	34,017	119,176	22,240	18,477
Retail Banking	706,093	5,846	195,048	644,686	9,065	157,616
All Other	81,169	(34,493)	(39,388)	111,200	(31,927)	(27,424)

Total	$1,409,172	—	415,490	1,369,177	—	386,124

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Segment information, continued

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $4,641,000 and $4,263,000 for the three-month periods ended June 30, 2006 and 2005 respectively, and $9,372,000 and $8,383,000 for the six-month periods ended June 30, 2006 and 2005, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

	Average total assets
	Six months ended		Year ended
	June 30		December 31
	2006	2005	2005
	(in millions)
Commercial Banking	$12,406	11,589	11,723
Commercial Real Estate	8,379	8,447	8,335
Discretionary Portfolio	12,226	11,750	11,810
Residential Mortgage Banking	3,315	2,156	2,712
Retail Banking	14,076	14,747	14,639
All Other	4,901	4,933	4,916

Total	$55,303	53,622	54,135

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	June 30,	December 31,
	2006	2005
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$5,352,242	4,903,834
Commercial real estate loans to be sold	31,225	41,662
Other commercial real estate and construction	2,499,378	2,249,805
Residential real estate loans to be sold	647,501	351,898
Other residential real estate	890,983	848,015
Commercial and other	6,862,862	6,843,170

Standby letters of credit	3,621,256	3,523,234

Commercial letters of credit	60,520	47,360

Financial guarantees and indemnification contracts	1,112,329	1,186,385

Commitments to sell real estate loans	1,741,850	1,164,360

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National Mortgage Association Delegated Underwriting and Servicing program. Under this program, the Company’s maximum credit risk associated with loans sold with recourse totaled $986 million and $941 million at June 30, 2006 and December 31, 2005, respectively.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost consisted of the following:

	Pension		Postretirement
	benefits		benefits
	Three months ended June 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$5,575	8,000	150	250
Interest cost on projected benefit obligation	9,175	9,925	850	1,350
Expected return on plan assets	(9,625)	(9,575)	—	—
Amortization of prior service cost	(1,775)	—	50	—
Amortization of net actuarial loss	2,250	1,200	25	300

Net periodic benefit cost	$5,600	9,550	1,075	1,900

	Pension		Postretirement
	benefits		benefits
	Six months ended June 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$11,150	16,000	300	500
Interest cost on projected benefit obligation	18,350	19,850	1,700	2,700
Expected return on plan assets	(19,250)	(19,150)	—	—
Amortization of prior service cost	(3,550)	—	100	—
Amortization of net actuarial loss	4,500	2,400	50	600

Net periodic benefit cost	$11,200	19,100	2,150	3,800

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $6,406,000 and $4,121,000 for the three months ended June 30, 2006 and 2005, respectively, and $14,237,000 and $8,142,000 for the six months ended June 30, 2006 and 2005, respectively.

8. Stock-based compensation plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS No. 123R”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Prior to that date, the Company recognized expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123. Under SFAS No. 123R and SFAS No. 123, stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation that is expected to vest. For each of the quarters ended June 30, 2006 and 2005, the Company recognized $11 million of stock-based compensation expense and $3 million of related income tax benefits. For the six months ended June 30, 2006 and 2005, the Company recognized $29 million and $23 million, respectively, of stock-based compensation expense and $7 million and $6 million, respectively, of related income tax benefits. As required, coincident with the adoption of SFAS No. 123R, the Company began accelerating the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee retires. Stock-based compensation granted to retirement-eligible individuals through December 31, 2005 was expensed over the normal vesting period with any remaining unrecognized compensation cost recognized at the time

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Stock-based compensation plans, continued

of retirement. This change affected the timing of stock-based compensation expense recognition in the Company’s consolidated financial statements for the first and second quarters of 2006, as most of the Company’s stock-based awards are granted in January, but did not affect the value ascribed to stock-based compensation granted to employees nor the aggregate amount of stock-based compensation expense to be recognized by the Company. The acceleration of such expense increased stock-based compensation expense for the six-months ended June 30, 2006 by $5 million ($4 million after taxes), and reduced basic and diluted earnings per share by $.04 from what would otherwise have been recognized in that period had the expense recognition not been accelerated. If not for this required change, the additional $5 million of stock-based compensation expense recognized in the six-month period ended June 30, 2006 would have been recognized throughout the remainder of 2006, 2007, 2008 and 2009 following the normal vesting schedule for stock options granted by the Company. The effect of the acceleration of such expense on the results of operations and basic and diluted earnings per share for the second quarter of 2006 was insignificant. The following is selected information pertaining to the Company’s stock option activity as of and for the six-month periods ended June 30, 2006 and 2005. Additional information concerning the Company’s stock-based compensation plans can be found in its Annual Report on Form 10-K for the year ended December 31, 2005.

The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated grant date value per option was $28.10 and $22.96 during the six-month periods ended June 30, 2006 and 2005, respectively. The values were calculated using the following weighted-average assumptions; an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data); a risk-free interest rate of 4.28% in 2006 and 3.95% in 2005 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term); expected volatility of 24% in 2006 and 21% in 2005; and estimated dividend yields of 1.65% in 2006 and 1.57% in 2005 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). Based on historical data and projected employee turnover rates, the Company reduced the estimated value of stock options for purposes of recognizing stock-based compensation expense by 7% in 2006 and 8% in 2005 to reflect the probability of forfeiture prior to vesting.

A summary of stock option activity follows:

			Weighted-	Aggregate
		Weighted-	average	intrinsic
	Stock	average	remaining	value
	options	exercise	life	(in
	outstanding	price	(in years)	thousands)
Outstanding at January 1, 2006	10,454,663	$73.81
Granted	1,720,500	108.98
Exercised	(808,015)	55.09
Cancelled	(67,398)	98.82

Outstanding at June 30, 2006	11,299,750	$80.35	6.3	$424,495

Exercisable at June 30, 2006	6,267,132	$65.21	4.6	$330,338

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Stock-based compensation plans, continued

For the six months ended June 30, 2006 and 2005, M&T received $43 million and $62 million, respectively, in cash and realized $14 million and $23 million, respectively, in tax benefits from the exercise of stock options. The intrinsic value of stock options exercised during those periods was $47 million and $66 million, respectively. As of June 30, 2006, there was $63 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.7 years. Reflecting the fact that the Company grants most of its stock option awards in January and such options vest on annual anniversary dates, the total grant date fair value of shares vested during the six months ended June 30, 2006 and 2005 was $37 million and $40 million, respectively. The Company recognized stock-based compensation expense for these awards throughout their respective vesting period. Upon the exercise of stock options, the Company generally issues shares from treasury stock to the extent available, but may also issue new shares.

9. Acquisition of branch offices

On June 30, 2006, M&T Bank, M&T’s principal banking subsidiary, acquired 21 branch offices in Buffalo and Rochester, New York from Citibank, N.A. in a cash transaction. The branches had approximately $269 million in loans, mostly to consumers, small businesses and middle market customers, and approximately $1.0 billion of deposits. Although the transaction had no effect on day-to-day operating results during the second quarter of 2006, expenses associated with systems conversions and other costs of integrating and introducing Citibank, N.A.’s former customers to M&T Bank’s products and services aggregated $4 million ($2 million net of applicable income taxes) in that quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the second quarter of 2006 totaled $213 million or $1.87 of diluted earnings per common share, up 8% and 11%, respectively, from $197 million or $1.69 of diluted earnings per common share in the year-earlier quarter. During 2006’s first quarter, net income was $203 million or $1.77 of diluted earnings per common share. Basic earnings per common share were $1.91 in the recent quarter, compared with $1.73 in the corresponding 2005 quarter and $1.82 in the initial 2006 quarter.

     For the six-month period ended June 30, 2006, net income totaled $415 million or $3.64 per diluted share, up 8% and 10%, respectively, from $386 million or $3.31 per diluted share in the similar 2005 period. Basic earnings per share for the first six months of 2006 and 2005 were $3.73 and $3.38, respectively.

     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the second quarter of 2006 was 1.54%, compared with 1.46% in the year-earlier quarter and 1.49% in the first quarter of 2006. The annualized rate of return on average common stockholders’ equity was 14.35% in the recently completed quarter, improved from 13.73% in the corresponding 2005 quarter and 13.97% in the initial quarter of 2006. During the first half of 2006, the annualized rates of return on average assets and average common stockholders’ equity were 1.52% and 14.16%, respectively, compared with 1.45% and 13.57%, respectively, in the first six months of 2005.

     On June 30, 2006, M&T Bank, M&T’s principal banking subsidiary, completed the acquisition of 21 branch offices in Buffalo and Rochester, New York from Citibank, N.A., including approximately $269 million in loans, mostly to consumers, small businesses and middle market customers, and approximately $1.0 billion of deposits. Although the transaction had no effect on day-to-day operating results during the recent quarter, expenses associated with integrating and introducing Citibank N.A.’s former customers to M&T’s products and services aggregated $2 million, after applicable tax effect, or $.02 of diluted earnings per share during the three and six-month periods ended June 30, 2006. M&T expects to incur additional acquisition-related expenses in the third quarter of 2006.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of accounting for business combinations using the purchase method of accounting, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.2 billion at June 30, 2006 and $3.0 billion at each of June 30 and December 31, 2005. Included in such intangible assets at June 30, 2006, June 30, 2005 and December 31, 2005 was goodwill of $2.9 billion. Amortization of core deposit and other intangible assets, after tax effect, was $7 million ($.06 per diluted share) during the second quarter of 2006, compared with $9 million ($.07 per diluted share) in the similar 2005 quarter and $8 million ($.07 per diluted share) in the first quarter of 2006. For the six-month periods ended June 30, 2006 and 2005, amortization of core deposit and other intangible assets, after tax effect, totaled $15 million ($.13 per diluted share) and $18 million ($.15 per diluted share), respectively.

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

     Net operating income rose 8% to $222 million in the recent quarter from $205 million in the second quarter of 2005. Diluted net operating earnings per share for 2006’s second quarter were $1.95, up 11% from $1.76 in the corresponding 2005 period. Net operating income and diluted net operating earnings per share were $211 million and $1.84, respectively, in the initial 2006 quarter. For the first six months of 2006, net operating income and diluted net operating earnings per share were $433 million and $3.79, respectively, compared with $405 million and $3.46 in the similar 2005 period.

     Net operating income expressed as an annualized return on average tangible assets was 1.69% in 2006’s second quarter, compared with 1.62% in the similar 2005 quarter and 1.64% in the first quarter of 2006. Net operating income expressed as an annualized return on average tangible common equity was 30.02% in the recent quarter, compared with 29.88% in the year-earlier quarter and 29.31% in the initial quarter of 2006. For the first half of 2006, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of 1.67% and 29.67%, respectively, compared with 1.61% and 29.77%, respectively, in the six-month period ended June 30, 2005.

     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $451 million in the recently completed quarter, compared with $452 million in each of the second quarter of 2005 and the first quarter of 2006. Net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, declined to 3.66% in 2006’s second quarter from 3.78% in the year-earlier period and 3.73% in the first quarter of 2006. The impact of a lower net interest margin in the recent quarter as compared with the year-earlier and immediately preceding quarters was largely offset by higher average loans and leases outstanding, which increased $1.8 billion, or 4%, to $41.0 billion from $39.2 billion in the second quarter of 2005 and were up $435 million, or 1%, from $40.5 billion in the initial quarter of 2006.

     For the first half of 2006, taxable-equivalent net interest income was $903 million, up 1% from $898 million in the similar 2005 period. A 5% or $1.9 billion increase in average loans and leases was the leading factor contributing to that improvement. Largely offsetting the impact of growth in loans was a decline in the Company’s net interest margin, which decreased 11 basis points (hundredths of one percent) to 3.70% during the first six months of 2006 from 3.81% in the first half of 2005.

     Higher average outstanding balances of commercial loans, commercial real estate loans and residential real estate loans were largely responsible for the recent quarter’s growth in average loans outstanding as compared with both the second quarter of 2005 and the first quarter of 2006. In 2006’s second quarter, commercial loans and commercial real estate loans averaged $11.3 billion and $14.9 billion, respectively, up 8% and 4%, respectively, from $10.5 billion and $14.4 billion in the corresponding 2005 quarter. Average residential real estate loans rose 39% or $1.4 billion from 2005’s second quarter, the result of a $600 million increase in loans held for sale and the Company deciding to retain certain residential real estate loan originations rather than selling them. Average outstanding consumer loans declined $954 million, or 9%, in the second quarter of 2006 as compared with the year-earlier quarter, as average automobile loan and lease balances declined $874 million, the result of the Company’s decision to not extend such credit at unfavorable interest rates. Reflecting similar trends, increases in the commercial loan and commercial real estate loan portfolios totaling $239 million and $269 million, respectively, contributed significantly to the growth in average loans outstanding from 2006’s first to second quarter. During that same period, average residential real estate loans increased $259 million, while average consumer loans declined $332 million. The following table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2006	2005	2006
Commercial, financial, etc.	$11,274	8%	2%
Real estate – commercial	14,947	4	2
Real estate – consumer	4,860	39	6
Consumer
Automobile	2,928	(23)	(7)
Home equity lines	4,139	4	1
Home equity loans	1,202	(7)	—
Other	1,630	(9)	(7)

Total consumer	9,899	(9)	(3)

Total	$40,980	4%	1%

     For the first half of 2006, average loans and leases aggregated $40.8 billion, 5% above $38.9 billion in the first six months of 2005. Consistent with the loan portfolio changes discussed above, growth in commercial loans, commercial real estate loans and residential real estate loans was partially offset by lower average consumer loan balances.

     Investment securities averaged $8.3 billion in the recent quarter, compared with $8.6 billion in the second quarter of 2005 and $8.4 billion in the first quarter of 2006. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing the investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination. The Company regularly reviews its investment securities for declines in value below amortized cost that might be other than temporary. As of June 30, 2006 and December 31, 2005, the Company concluded that such declines were temporary in nature.

     Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. The amount of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

     The changes described herein resulted in a rise in average earning assets of $1.5 billion, or 3%, to $49.4 billion in the second quarter of 2006 from $47.9 billion in the corresponding quarter in 2005. Average earning assets were $49.1 billion in the initial quarter of 2006 and aggregated $49.3 billion and $47.6 billion for the six-month periods ended June 30, 2006 and 2005, respectively.

     Core deposits represent the most significant source of funding for the Company and are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Also included in core deposits are certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned banking subsidiary of M&T. Average core deposits totaled $28.0 billion in the recent quarter, compared with $28.2 billion in the second quarter of 2005 and $27.8 billion in 2006’s initial quarter. The increase in average balances of time deposits less than $100,000 in the current quarter as compared with the prior periods was due, in part, to customer response to higher interest rates being offered on those products as market interest rates have risen. In contrast, average savings deposits have declined, as depositors seek higher interest rates on their deposits and shift deposit balances into time accounts. Although the branch acquisition completed on June 30, 2006 added $921 million of core deposits, that transaction had no impact on average core deposits for the recent quarter. The following table provides an analysis of quarterly changes in the components of average core deposits. For each of the six-month periods ended June 30, 2006 and 2005, core deposits averaged $27.9 billion.

AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2006	2005	2006
NOW accounts	$438	9%	7%
Savings deposits	14,189	(6)	(1)
Time deposits less than $100,000	5,937	33	7
Noninterest-bearing deposits	7,446	(9)	(2)

Total	$28,010	(1)%	1%

     Additional funding sources for the Company include domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $2.9 billion in the second quarter of 2006, compared with $1.7 billion and $2.6 billion in the year-earlier quarter and in the first quarter of 2006, respectively. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $3.6 billion in the recent quarter, $3.9 billion in the second quarter of 2005, and $3.4 billion in 2006’s first quarter. Average brokered time deposits were $3.8 billion in the second quarter of 2006, compared with $2.5 billion in the year-earlier quarter and $3.7 billion in 2006’s first quarter. At June 30, 2006, brokered time deposits totaled $3.5 billion and the weighted-average remaining term to maturity of such deposits was 11 months. Certain of these brokered time deposits have provisions that allow for early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $650 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $65 million during the second quarter of 2006, compared with $61 million and $66 million during the corresponding quarter of 2005 and the first quarter of 2006, respectively. Offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

     The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Banks of New York, Pittsburgh and Atlanta (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $4.3 billion in the recent quarter, compared with $5.0 billion in the second quarter of 2005 and $4.6 billion in the initial quarter of 2006. Unsecured federal funds borrowings, which generally mature daily, included in short-term borrowings averaged $3.4 billion, $4.0 billion and $3.8 billion in the second quarters of 2006 and 2005, and the first quarter of 2006, respectively. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained daily from a wide variety of banks and other financial institutions. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company.

     Long-term borrowings averaged $5.9 billion in the recent quarter, compared with $6.3 billion in both the second quarter of 2005 and the first quarter of 2006. Included in average long-term borrowings were amounts borrowed from the FHLB of $3.9 billion in the second quarter of 2006, compared with $3.6 billion and $4.1 billion in the year-earlier quarter and the first quarter of 2006, respectively, and subordinated capital notes of $1.2 billion in the two most recent quarters and $1.3 billion in the second quarter of 2005. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $712 million in each of the first two quarters of 2006, and $711 million in the second quarter of 2005. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements.

     In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities as discussed herein, changes in interest rates and spreads can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.07% in the recent quarter, down from 3.36% in the second quarter of 2005. The yield on earning assets during the recently completed quarter was 6.63%, up 93 basis points from 5.70% in the year-earlier quarter, while the rate paid on interest-bearing liabilities increased 122 basis points to 3.56% from 2.34% in the second quarter of 2005. In the first quarter of 2006, the net interest spread was 3.18%, the yield on earning assets was 6.46% and the rate paid on interest-bearing liabilities was 3.28%. For the first six months of 2006, the net interest spread was 3.13%, a decrease of 28 basis points from the corresponding 2005 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 6.55% and 3.42%, respectively, in the first six months of 2006, compared with 5.61% and 2.20%, respectively, in the similar period of 2005. During the period from January 1, 2005 through June 30, 2006, the Federal Reserve raised its benchmark overnight federal funds target rate twelve times, including eight increases since June 30, 2005, each increase representing a 25 basis point increment over the previously effective target rate. Those interest rate increases resulted in a more rapid rise in rates paid on interest-bearing liabilities, most notably short-term borrowings, than in the yields on earning assets. The result of these conditions was a contraction of the net interest spread from the first quarter of 2005 through the second quarter of 2006.

     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $8.2 billion in the second quarter of 2006, equal to the immediately preceding quarter, but down from $8.7 billion in the year-earlier quarter. During the first half of 2006 and 2005, average net interest-free funds aggregated $8.2 billion and $8.6 billion, respectively. The decreases in average net interest-free funds in the 2006 periods as compared with the corresponding 2005 periods were due largely to lower noninterest-bearing deposit balances, a result of the higher interest rate environment. Goodwill and core deposit and other intangible assets averaged $3.0 billion during each of the quarters ended June 30, 2006, June 30, 2005 and March 31, 2006. The cash surrender value of bank owned life insurance averaged $1.1 billion during 2006’s second quarter, compared with $1.0 billion in each of the second quarter of 2005 and the first quarter of 2006. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.”

     The contribution of net interest-free funds to the Company’s net interest margin was .59% in the second quarter of 2006, compared with .42% in the year-earlier quarter and .55% in the first quarter of 2006. The contribution of net interest-free funds to net interest margin for the first six months of the year was .57% in 2006 and .40% in 2005. The increase in the contribution to net interest margin ascribed to net interest-free funds in the three and six months ended June 30, 2006 as compared with the prior periods resulted largely from the impact of higher interest rates on interest-bearing liabilities used to value such contribution.

     Reflecting the changes to the net interest margin and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.66% in the recent quarter, 12 basis points lower than 3.78% in the corresponding quarter of 2005, and 7 basis points below 3.73% in the first quarter of 2006. During the first six months of 2006 and 2005, the net interest margin was 3.70% and 3.81%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In general, the Company’s net interest margin has been declining since the Federal Reserve began raising interest rates in June 2004. The only exception was an increase in net interest margin from 2005’s final quarter to the first quarter of 2006 that was largely due to higher fees associated with customer prepayments of commercial real estate loans and the impact of two less days in the first quarter of 2006. Continued pressure on the Company’s net interest margin is expected until the Federal Reserve slows or stops increasing interest rates.

     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $787 million at June 30, 2006, $755 million at June 30, 2005, $717 million at March 31, 2006 and $652 million at December 31, 2005. Under the terms of these swap agreements, the Company receives payments based on the outstanding notional amount of the swap agreements at fixed rates and makes payments at variable rates.

     As of June 30, 2006, all of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the first two quarters of 2006 and in 2005’s second quarter were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented losses of approximately $16 million and $4 million at June 30, 2006 and 2005, respectively, and $9 million at December 31, 2005. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates.

     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 5.01% and 5.75%, respectively, at June 30, 2006. The average notional amounts of interest rate swap agreements and the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.

INTEREST RATE SWAPS
Dollars in thousands

	Three months ended June 30
	2006		2005
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	913	.01	(1,831)	(.02)

Net interest income/margin	$(913)	(.01)%	$1,831	.02%

Average notional amount	$769,988		$754,011

Rate received**		5.13%		6.73%
Rate paid**		5.60%		5.75%

	Six months ended June 30
	2006		2005
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	1,069	—	(4,647)	(.02)

Net interest income/margin	$(1,069)	—%	$4,647	.02%

Average notional amount	$730,694		$743,950

Rate received**		5.12%		6.78%
Rate paid**		5.42%		5.52%

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s total capital as defined by federal regulators. As an additional source of funding, the Company maintains the already discussed $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC. M&T Auto Receivables I, LLC was formed for the purpose of borrowing $500 million in a revolving, asset-backed structured borrowing with an unaffiliated conduit lender.

     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $4.4 billion, $3.5 billion and $4.0 billion at June 30, 2006, June 30, 2005 and December 31, 2005, respectively. In general, these borrowings were unsecured and matured on the following business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as alternatives to short-term borrowings.

     Should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of short-term funding become restricted due to a disruption in the financial markets, the Company’s ability to obtain funding from these or other sources could be negatively impacted. The Company attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels. The Company estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. In addition to deposits and borrowings, other sources of liquidity include maturities of interest-bearing deposits at banks, federal funds sold, agreements to resell securities and investment securities; repayments of loans and investment securities; and cash generated from operations, such as fees collected for services.

     The Company serves in the capacity of remarketing agent for variable rate demand bonds (“VRDBs”) issued by customers of the Company for the purpose of obtaining financing. The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $49 million and $52 million at June 30, 2006 and 2005, respectively, and $58 million at December 31, 2005. The total amount of VRDBs outstanding backed by an M&T Bank letter of credit was $1.7 billion at June 30, 2006 and 2005, and at December 31, 2005. M&T Bank also serves as remarketing agent for most of those bonds.

     The Company enters into contractual obligations in the normal course of business which require future cash payments. Such obligations include, among others, payments related to deposits, borrowings, leases and other contractual commitments. The Company also enters into various other off-

balance sheet commitments to customers that may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further information relating to these commitments is provided in note 6 of Notes to Financial Statements.

     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2006 approximately $240 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at June 30, 2006 or at December 31, 2005.

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

     The accompanying table as of June 30, 2006 and December 31, 2005 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	June 30, 2006	December 31, 2005
+200 basis points	$(21,241)	(7,178)
+100 basis points	(9,186)	(4,096)
-100 basis points	3,213	(5,733)
-200 basis points	(1,124)	(16,184)

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

     The notional amounts of interest rate contracts entered into for trading purposes totaled $7.2 billion at June 30, 2006, compared with $6.7 billion at each of June 30 and December 31, 2005. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $578 million, $681 million and $679 million at June 30, 2006, June 30, 2005 and December 31, 2005, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities totaled $208 million and $99 million, respectively, at June 30, 2006, $195 million and $88 million, respectively, at June 30, 2005, and $192 million and $77 million, respectively, at December 31, 2005. Included in trading account assets at June 30, 2006 were $43 million related to deferred compensation plans, compared with $40 million at June 30, 2005 and $41 million at December 31, 2005. Changes in the fair value of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at June 30, 2006 and at December 31, 2005 were $48 million of liabilities related to deferred compensation plans, while at June 30, 2005, $47 million of such liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the second quarter of 2006 was $17 million, compared with $19 million in the similar 2005 quarter and $18 million in the initial quarter of 2006. Net loan charge-offs declined to $10 million in the recent quarter from $14 million in the second quarter of 2005 and $17 million in 2006’s first quarter. Net charge-offs as an annualized percentage of average loans and leases were .10% in the recent quarter, compared with .14% and .17% in the quarters ended June 30, 2005 and March 31, 2006, respectively. Management expects that net charge-offs as a percentage of average loans outstanding will be higher during the last half of 2006 than during 2006’s second quarter. For the six-month periods ended June 30, 2006 and 2005, the provision for credit losses was $35 million and $43 million, respectively. Net charge-offs through June 30 aggregated $27 million in 2006 and $33 million in 2005, representing .13% and .17%, respectively, of average loans and leases. A summary of net charge-offs by loan type follows.

NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	2006
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$6,085	2,119	8,204
Real estate:
Commercial	86	249	335
Residential	473	696	1,169
Consumer	10,188	6,916	17,104

	$16,832	9,980	26,812

	2005
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$6,070	3,625	9,695
Real estate:
Commercial	(769)	(236)	(1,005)
Residential	492	425	917
Consumer	13,078	9,834	22,912

	$18,871	13,648	32,519

     Loans classified as nonperforming, consisting of nonaccrual and restructured loans, were $156 million or .38% of total loans and leases outstanding at June 30, 2006, compared with $184 million or .46% at June 30, 2005, $156 million or .39% at December 31, 2005, and $143 million or .35% at March 31, 2006. Accruing loans past due 90 days or more totaled $101 million or .24% of total loans and leases at the recent quarter-end, compared with $123 million or .31% a year earlier, $129 million or .32% at December 31, 2005 and $109 million or .27% at March 31, 2006. Accruing loans past due 90 days or more included $79 million, $99 million, $106 million and $86 million at June 30, 2006, June 30, 2005, December 31, 2005 and March 31, 2006, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $58 million and $73 million at June 30, 2006 and 2005, respectively, $79 million at December 31, 2005 and $66 million at March 31, 2006. Also included in loans past due 90 days or more and accruing interest that were guaranteed by government-related entities were foreign commercial and industrial loans supported by the Export-Import Bank of the United States totaling $21 million at June 30, 2006, compared with $24 million a year earlier, $26 million at December 31, 2005 and $20 million at March 31, 2006.

     Nonperforming commercial loans and leases totaled $47 million at June 30, 2006, $48 million at June 30, 2005, $39 million at December 31, 2005 and $38 million at March 31, 2006.

     Commercial real estate loans classified as nonperforming totaled $37 million at June 30 and March 31, 2006, $63 million at June 30, 2005 and $44 million at December 31, 2005.

     Nonperforming residential real estate loans totaled $32 million at June 30, 2006, $35 million at June 30, 2005, $29 million at December 31, 2005 and $30 million at March 31, 2006. Residential real estate loans past due 90 days or more and accruing interest totaled $71 million at June 30, 2006, compared with $89 million a year-earlier, and $96 million and $82 million at December 31, 2005 and March 31, 2006, respectively. As already discussed, a significant portion of such amounts relate to repurchased loans that are guaranteed by government-related entities.

     Consumer loans and leases classified as nonperforming totaled $40 million at the recent quarter-end, compared with $38 million a year earlier and at March 31, 2006, and $44 million at December 31, 2005. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .40% and .35% at June 30, 2006 and 2005, respectively, .42% at December 31, 2005 and .38% at March 31, 2006.

     Assets acquired in settlement of defaulted loans were $14 million at June 30, 2006, compared with $8 million a year earlier, $9 million at December 31, 2005 and $10 million at March 31, 2006.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA

Dollars in thousands

	2006 Quarters		2005 Quarters
	Second	First	Fourth	Third	Second
Nonaccrual loans	$140,626	127,934	141,067	154,768	173,403
Renegotiated loans	15,399	14,790	15,384	11,697	10,649

Total nonperforming loans	156,025	142,724	156,451	166,465	184,052
Real estate and other assets owned	13,805	9,588	9,486	8,624	8,123

Total nonperforming assets	$169,830	152,312	165,937	175,089	192,175

Accruing loans past due 90 days or more*	$101,001	109,287	129,403	130,944	123,301

Government guaranteed loans included in totals above
Nonperforming loans	$13,542	13,804	13,845	14,932	13,593
Accruing loans past due 90 days or more	79,272	85,775	105,508	106,596	98,711

Nonperforming loans to total loans and leases, net of unearned discount	.38%	.35%	.39%	.41%	.46%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.41%	.37%	.41%	.43%	.48%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.24%	.27%	.32%	.32%	.31%

*	Predominantly residential mortgage loans and government-guaranteed commercial loans.

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

     Management cautiously and conservatively evaluated the allowance for credit losses as of June 30, 2006 in light of (i) the sluggish pace of economic growth in many of the markets served by the Company; (ii) continued weakness in industrial employment in upstate New York and central Pennsylvania; and (iii) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies. Although the remaining economic outlook for 2006 predicts moderate national growth with inflation expected to be reasonably well contained, concerns exist about higher energy prices; a waning housing boom; Federal Reserve tightening of monetary policy; the underlying impact on businesses’ operations and abilities to repay loans resulting from rising interest rates; sluggish job creation, which could cause consumer spending to slow; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and moderate loan demand in many market areas served by the Company.

     Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers generally, such as those described above, but also real estate valuations, in particular, given the size and geographic concentration of the commercial real estate loan portfolio. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property.

     Management believes that the allowance for credit losses at June 30, 2006 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $646 million, or 1.55% of total loans and leases at June 30, 2006, compared with $637 million or 1.60% a year earlier, $638 million or 1.58% at December 31, 2005 and $639 million or 1.56% at March 31, 2006. The ratio of the allowance for credit losses to nonperforming loans was 414% at the most recent quarter-end, compared with 346% a year earlier, 408% at December 31, 2005 and 448% at March 31, 2006. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income was $263 million in the second quarter of 2006, up 7% from $245 million in the year-earlier quarter and 4% higher than $253 million in the first quarter of 2006. The increases in the recent quarter as compared with the second quarter of 2005 and 2006’s first quarter were due largely to higher revenues from residential mortgage banking activities, deposit account service charges and trust department income.

     Mortgage banking revenues rose 33% to $42 million in the recent quarter from $31 million in the corresponding quarter of 2005, and were up 20% from $35 million in the initial quarter of 2006. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.

     Residential mortgage banking revenues, consisting of gains from sales of residential mortgage loans and loan servicing rights, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, totaled $35 million in the recent quarter, compared with $25 million in the year-earlier period and $29 million in 2006’s initial quarter. Residential mortgage loans originated for sale to other investors were approximately $1.9 billion during the second quarter of 2006, compared with $1.8 billion in the similar 2005 quarter and $1.4 billion in the 2006’s first quarter. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated $16 million in the recently completed quarter, compared with $9 million in the second quarter of 2005 and $11 million in the first quarter of 2006.

     Revenues from servicing residential mortgage loans for others were $16 million in each of the two most recently completed quarters, and $14 million in the second quarter of 2005. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $4 million and $2 million in the second quarter of 2006 and 2005, respectively, and $3 million in 2006’s initial quarter. Residential mortgage loans serviced for others aggregated $16.1 billion at June 30, 2006, compared with $14.4 billion a year earlier and $15.6 billion at December 31, 2005, including the small balance commercial real estate loans noted above of approximately $2.9 billion and $1.7 billion at June 30, 2006 and 2005, respectively, and $2.4 billion at December 31, 2005. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $156 million at June 30, 2006, compared with $125 million a year earlier and $140 million at December 31, 2005. Included in capitalized residential mortgage servicing assets were $29 million at June 30, 2006, $13 million at June 30, 2005 and $23 million at December 31, 2005 of purchased servicing rights associated with the small balance commercial mortgage loans noted above.

     Loans held for sale that were secured by residential real estate totaled $1.7 billion at June 30, 2006 and $1.2 billion at each of June 30 and December 31, 2005. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $1.7 billion and $648 million, respectively, at June 30, 2006, $1.5 billion and $900 million, respectively, at June 30, 2005, and $923 million and $352 million, respectively, at December 31, 2005. Net unrealized losses on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were approximately $194 thousand at June 30, 2006 and $5 million at December 31, 2005, compared with net unrealized gains of $1 million at June 30, 2005. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net decreases in revenues of $3 million and $442 thousand in the second quarter of 2006 and 2005, respectively, compared with a net increase in revenues of $8 million in the first quarter of 2006.

     Commercial mortgage banking revenues were $7 million in the recent quarter, compared with $6 million in each of the second quarter of 2005 and the first quarter of 2006. Revenues from commercial mortgage loan origination and sales activities were $4 million in the second quarter of 2006, compared with $3 million in the second quarter of 2005 and $2 million in the initial 2006 quarter. Commercial mortgage loan servicing revenues were $3 million in the second quarters of 2006 and 2005, and $4 million in the first quarter of 2006. Capitalized commercial mortgage servicing assets totaled $20 million at June 30, 2006, $22 million at June 30, 2005 and $21 million at December 31, 2005. Commercial mortgage loans held for sale at June 30, 2006 and 2005 were $51 million and $78 million, respectively, and $199 million at December 31, 2005.

     Service charges on deposit accounts increased 3% to $96 million in the second quarter of 2006 from $93 million in the year-earlier quarter and were 8% higher than $89 million in the first quarter of 2006. The increase from the immediately preceding quarter was due, in part, to lower seasonal volume levels typically experienced in the first quarter of each year. Trust income totaled $35 million in the recent quarter, up 6% from $33 million in last year’s second quarter and 3% above the initial quarter of 2006. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $14 million in the second quarters of 2006 and 2005, compared with $15 million in the first quarter of 2006. Trading account and foreign exchange activity resulted in gains of $6 million during each of the second quarters of 2006 and 2005, and $7 million in the initial 2006 quarter.

     Other revenues from operations were $70 million in the recent quarter, compared with $68 million in the second quarter of 2005 and $74 million in the first quarter of 2006. The increase in such revenues in the recent quarter as compared with the second 2005 quarter reflects higher income from educational lending and insurance-related activities, offset, in part, by a decrease in income from commercial leasing. The decline in other revenues from operations from the initial 2006 quarter to the second quarter was largely due to lower revenues from commercial leasing and educational lending activities. Other revenues from operations included letter of credit and other credit-related fees of $20 million in each of the second quarters of 2006 and 2005, and $19 million in the first quarter of 2006. Also included in other revenues from operations is tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $14 million in the second quarters of 2006 and 2005, compared with $13 million in the first quarter of 2006. Merchant discount and credit card fees totaled $8 million in the recent quarter, and $7 million in each of the quarters ended June 30, 2005 and March 31, 2006. Insurance-related sales commissions and other revenues aggregated $8 million in the quarter ended June 30, 2006, compared with $5 million in the similar quarter of 2005 and $7 million in 2006’s first quarter. The increase in insurance-related revenues in the 2006 quarters as compared with the second quarter of 2005 was largely the result of the February 1, 2006 acquisition by M&T Bank of a commercial insurance and surety brokerage agency based in Maryland.

     Other income rose 7% to $516 million in the first six months of 2006 from $480 million in the corresponding 2005 period. The most significant contributors to the rise in other income were higher revenues from mortgage banking, educational lending and insurance-related activities, partially offset by gains realized in 2005 from venture capital investments.

     Mortgage banking revenues totaled $76 million for the first six months of 2006, 18% higher than $65 million in the year-earlier period. Residential mortgage banking revenues increased to $63 million in the first half of 2006 from $52 million in the similar period of 2005. Residential mortgage loans originated for sale to other investors were $3.3 billion through June 30, 2006, compared with $2.9 billion in 2005’s first six months. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized unrealized gains on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled $28 million and $19 million during the six-month periods ended June 30, 2006 and 2005, respectively. Revenues from servicing residential mortgage loans for others were $32 million and $29 million for the first half of 2006 and 2005, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $7 million and $4 million for the first six months of 2006 and 2005, respectively. Commercial mortgage banking revenues totaled $13 million during the first half of 2006 and in the similar 2005 period.

     Service charges on deposit accounts were $184 million during the first half of 2006, up 2% from $181 million in the comparable 2005 period. Trust income increased 3% to $69 million from $66 million a year earlier. Brokerage services income increased 3% to $29 million during the first six months of 2006 from $28 million in the similar 2005 period. Trading account and foreign exchange activity resulted in gains of $13 million and $11 million for the six-month periods ended June 30, 2006 and 2005, respectively. Other revenues from operations increased 13% to $144 million in the first six months of 2006 from $128 million in the corresponding 2005 period. Included in other revenues from operations during the six-month periods ended June 30, 2006 and 2005 were letter of credit and other credit-related fees of $39 million and $37 million, respectively, and income from bank owned life insurance totaling $27 million and $24 million, respectively. Merchant discount and credit card fees were $15 million and $14 million, respectively, and insurance-related sales commissions and other revenues totaled $15 million and $11 million, respectively, during the six-month periods ended June 30, 2006 and 2005. The higher insurance-related revenues in 2006 were predominantly a result of the previously-noted insurance agency acquisition. Also contributing to the year-over-year increase in other revenues was the previously discussed rise in 2006 in income from educational lending, partially offset by higher gains realized in 2005 from venture capital investments.

Other Expense

Other expense aggregated $377 million in the recent quarter, down 1% from $380 million in the second quarter of 2005, and also 1% below $382 million in the initial 2006 quarter. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $11 million in 2006’s second quarter, $14 million in the year-earlier quarter, and $13 million in the first quarter of 2006, and the previously noted branch acquisition-related expenses that totaled $4 million in the second quarter of 2006. There were no similar expenses in 2005 or in the initial 2006 quarter. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $362 million in the recent quarter, compared with $366 million in the year-earlier quarter and $369 million in the first quarter of 2006. The lower expense level in 2006’s second quarter as compared with the year-earlier quarter was predominantly due to an $8 million partial reversal of the valuation allowance for the impairment of capitalized residential mortgage servicing rights during the recent quarter reflecting an increase in the estimated fair value of such rights that resulted from higher residential mortgage loan interest rates at June 30, 2006 as compared with three months earlier. In contrast, the Company added $5 million to the valuation allowance for the impairment of such rights during the second quarter of 2005. As compared with the first quarter of 2006, the decline in noninterest operating expenses was largely the result of lower salaries and employee benefits expense.

     Other expense for the first six-months of 2006 totaled $759 million, up 2% from $748 million in the similar period of 2005. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $24 million in the first half of 2006 and $30 million in the corresponding 2005 period, and the branch acquisition-related expenses of $4 million in the first six months of 2006. Exclusive of these nonoperating expenses, noninterest operating expenses for the six-month period ended June 30, 2006 increased 2% to $731 million from $718 million in the similar 2005 period. The most significant contributor to the higher expense levels in the 2006 period as compared with 2005 were higher expenses for salaries, partially offset by a $16 million impact from reductions of the valuation allowance for capitalized residential mortgage servicing rights. Table 2 provides a reconciliation of other expense to noninterest operating expense.

     Salaries and employee benefits expense totaled $217 million in the recent quarter, compared with $205 million in the second quarter of 2005 and $224 million in 2006’s initial quarter. The higher expense level in the recent quarter as compared with the year-earlier quarter was largely due to salaries-related costs, including the impact of merit pay increases awarded to employees and a higher level of full-time equivalent employees. The decline in salaries and benefits expense in the second quarter of 2006 as compared with the immediately preceding quarter was largely due to lower stock-based incentive compensation, and payroll-related taxes and Company contributions for retirement savings plan benefits related to incentive compensation payments made in 2006’s first quarter, partially offset by higher salaries and other incentive compensation expenses. For the first half of 2006, salaries and employee benefits expense rose 7% to $441 million from $411 million in the corresponding 2005 period. Higher salaries-related costs were the largest factor causing the increase, resulting from merit increases, more employees and higher stock-based compensation costs. Stock-based compensation totaled $11 million in the second quarters of 2006 and 2005, $18 million in the quarter ended March 31, 2006, and $29 million and $23 million in the six-month periods ended June 30, 2006 and 2005, respectively. The higher levels of stock-based compensation in the first quarter and first half of 2006 were due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), effective January 1, 2006. As required, coincident with the adoption of SFAS No. 123R, the Company began accelerating the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarter of 2006 included $6 million that would otherwise have been recognized over the normal four year vesting period if not for the required adoption of SFAS No. 123R. That acceleration had no effect on the value of stock-based compensation awarded to employees. The number of full-time equivalent employees was 12,932 at June 30, 2006, 12,769 at June 30, 2005, 12,780 at December 31, 2005 and 12,837 at March 31, 2006.

     Excluding the nonoperating expense items previously noted, nonpersonnel expense totaled $145 million in each of the two most recently completed quarters, compared with $162 million in the second quarter of 2005. On the same basis, such expenses were $290 million during the first half of 2006, down from $306 million during the similar 2005 period. The most significant contributors to the lower nonpersonnel operating expense levels in the first two quarters of 2006 as compared with the second quarter and first six months of 2005 were the partial reversals of the valuation allowance for the impairment of capitalized residential mortgage servicing rights of $8 million and $7 million that were recognized in the second and first quarters of 2006, respectively. During the second quarter and first half of 2005, additional expense for provisions for the impairment of capitalized residential mortgage servicing rights totaled $5 million and $1 million, respectively.

     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 50.7% during the recent quarter, compared with 52.6% during the year-earlier quarter and 52.4% in the initial quarter of 2006. The efficiency ratios for the six-month periods ended June 30, 2006 and 2005 were 51.5% and 52.1%, respectively. Noninterest operating expenses used in calculating the efficiency ratio do not include the acquisition-related costs and amortization of core deposit and other intangible assets noted earlier. If charges for amortization of core deposit and other intangible assets were included, the ratios for the three-month periods ended June 30, 2006, June 30, 2005 and March 31, 2006 would have been 52.3%, 54.6% and 54.2%, respectively, and for the six-month periods ended June 30, 2006 and 2005 would have been 53.2% and 54.3%, respectively.

Capital

Stockholders’ equity was $6.0 billion at June 30, 2006, representing 10.62% of total assets, compared with $5.8 billion or 10.71% of total assets a year earlier and $5.9 billion or 10.66% at December 31, 2005. On a per share basis, stockholders’ equity was $54.01 at June 30, 2006, up from $51.20 and $52.39 at June 30 and December 31, 2005, respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $25.55 at the end of the second quarter of 2006, compared with $25.00 a year earlier and $25.91 at December 31, 2005. A reconciliation of total stockholders’ equity and tangible equity as of each of those respective dates is presented in table 2.

     Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale and minimum pension liability adjustments. Net unrealized losses on available for sale investment securities were $98 million, or $.89 per common share, at June 30, 2006, compared with unrealized losses of $25 million, or $.22 per share, at June 30, 2005 and $49 million, or $.43 per share, at December 31, 2005. Such unrealized losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. The minimum pension liability adjustment, net of applicable tax effect, reduced accumulated other comprehensive income by $49 million at June 30, 2006 and December 31, 2005, or by $.44 per share at those respective dates, compared with $12 million at June 30, 2005, or $.11 per share.

     During the second quarter of 2006, M&T increased the quarterly dividend on its common stock from $.45 per share to $.60 per share, an increase of 33%.

     In November 2005, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. During the quarter ended June 30, 2006, 605,700 shares of common stock were repurchased by M&T pursuant to such plan at an average cost of $114.61 per share. Through June 30, 2006, M&T had repurchased 1,919,400 shares of common stock pursuant to such plan at an average cost of $110.48 per share.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. At June 30, 2006, core capital included $688 million of trust preferred securities described in note 4 of Notes to Financial Statements, and total capital further included $943 million of subordinated notes.

     The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as an annualized percentage of regulatory “core capital” at the beginning of each period was 17.00% during the second quarter of 2006, compared with 18.49% in the year-earlier quarter and 18.11% in the first quarter of 2006.

     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of June 30, 2006 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
June 30, 2006

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Core capital	7.31%	6.98%	27.13%
Total capital	10.49%	10.18%	27.93%
Leverage	6.84%	6.58%	11.70%

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

     The Commercial Banking segment’s net income for the second quarter of 2006 was $58 million, unchanged from the second quarter of 2005 but improved from $56 million in the initial quarter of 2006. As compared with the year-earlier quarter, lower revenues in 2006’s second quarter, largely due to declines in service charges on deposit accounts and letter of credit and other credit-related loan fees, were offset by a decline in the provision for credit losses. The current quarter’s improved performance over the first quarter of 2006 was the result of a $2 million decrease in the provision for credit losses and slightly higher revenues of $1 million. For the six months ended June 30, 2006, this segment contributed $114 million to net income, up 3% from $110 million earned in the corresponding period of 2005. The favorable performance was due to higher revenues of $4 million, resulting mainly from increased net interest income, and a $7 million decrease in the provision for credit losses, offset partially by a $5 million increase in noninterest expenses predominantly due to higher salaries and employee benefit costs.

     Net income earned by the Commercial Real Estate segment totaled $32 million during the second quarter of 2006, down from $35 million in the year-earlier quarter and $34 million in the first quarter of 2006. The decrease from the second quarter of 2005 was due to lower revenues of $2 million, primarily the result of a 24 basis point decline in loan interest margin, and higher noninterest expenses of $2 million. In comparison to the first quarter of 2006, lower revenues of $3 million, due in large part to a 30 basis point decline in loan interest margin, and higher noninterest expenses of $1 million, contributed to the unfavorable variance. Net contribution for this segment declined to $66 million during the first six months of 2006 from $68 million in the similar 2005 period. The lower net income was mainly due to higher noninterest expenses of $4 million, resulting from increased salaries and benefits costs and other costs of operations, partially offset by a $1 million decrease in the provision for credit losses.

     The Discretionary Portfolio segment’s net income totaled $24 million in the recent quarter, down from $30 million in the second quarter of 2005, but up from $22 million in 2006’s first quarter. The unfavorable performance compared with last year’s second quarter was largely due to a $12 million decline in net interest income, predominantly the result of a 76 basis point decline in net interest margin on investment securities. In comparison to the first quarter of 2006, a decrease in the provision for credit losses and slightly lower noninterest expenses were the main factors contributing to the favorable performance. Net contribution for this segment decreased to $46 million for the first six months of 2006 from $60 million in the corresponding 2005 period, due primarily to a $22 million decline in net interest income resulting from a 74 basis point decline in net interest margin on investment securities.

     The Residential Mortgage Banking segment contributed $19 million in the second quarter of 2006, up from $8 million in last year’s similar quarter and $15 million in the immediately preceding quarter. The increase from the prior year’s second quarter was due to a $14 million increase in revenues largely from loan origination, sales, and servicing activities, and an $8 million reduction of the capitalized mortgage servicing rights valuation allowance during the recent quarter, compared with a $3 million addition to such allowance in this segment during the second quarter of 2005. Partially offsetting these favorable factors were higher salaries and employee benefits costs of $4 million. The increase from the initial quarter of 2006 was due to higher revenues of $6 million, predominately from loan origination, sales, and servicing activities. During the first quarter of 2006, there was a $7 million reduction of the capitalized mortgage servicing rights valuation allowance. For the first six months of 2006, net income for this segment totaled $34 million, up from $18 million in the corresponding period of 2005. The favorable variance was due to an $18 million increase in revenues from loan origination, sales, and servicing activities, a $7 million increase in net interest income, primarily due to an increase in average loan balances outstanding, and a $15 million reduction of the capitalized servicing rights valuation allowance during the first half of 2006, compared with a $1 million addition to such allowance during the corresponding period in 2005. Partially offsetting these favorable factors was a $10 million increase in salaries and employee benefits costs in comparison to the first six months of 2005.

     Net income for the Retail Banking segment increased to $102 million in the second quarter of 2006 from $82 million in the year-earlier quarter and $93 million in the first quarter of 2006. The favorable variance in comparison to the second quarter of 2005 was largely due to higher net interest income of $24 million, primarily the result of rising market interest rates which resulted in a 51 basis point increase in deposit net interest margin. Higher service charges on deposit accounts of $4 million, a $2 million decline in net charge-offs, and a $2 million decline in noninterest expenses also contributed to the favorable variance as compared with 2005’s second quarter. The increase in the recent quarter’s net income when compared with the first quarter of 2006 was the result of higher revenues of $14 million, due to a 15 basis point increase in deposit net interest margin and a $7 million increase in service charges on deposit accounts, and a $5 million decrease in net charge-offs. For the first six months of 2006, net income for this segment totaled $195 million, up 24% from $158 million earned in the similar 2005 period. The favorable performance was due to higher revenues of $61 million, resulting primarily from an increase in deposit net interest margin and higher service charges on deposit accounts.

     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $22 million in the second quarter of 2006, $16 million in the second quarter of 2005 and $17 million in the first quarter of 2006. For the first six months of 2006 and 2005, the “All Other” segment reported net losses of $39 million and $27 million, respectively. The net losses resulted from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments, and higher levels of noninterest expenses, including $4 million of branch acquisition-related expenses in the second quarter of 2006.

Recent Accounting Developments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company has not early-adopted the provisions of SFAS No. 155 and does not currently anticipate that the impact of such adoption in 2007 will have a material impact on its consolidated financial position.

     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 defines the situations in which an entity should recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits an entity to choose its subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities as either the amortization method or fair value measurement method. The amortization method requires servicing assets and servicing liabilities to be amortized in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method requires servicing assets and servicing liabilities to be measured at fair value at each reporting date and requires entities to report changes in fair value of servicing assets and liabilities in earnings in the period in which the changes occur. SFAS No. 156 requires prospective adoption as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. An entity may elect to subsequently measure a class of separately recognized servicing assets and servicing liabilities at fair value as of the beginning of any fiscal year, beginning with the fiscal year in which the entity adopts this statement. Upon such election, which is irrevocable, the effect of remeasuring an existing class of separately recognized servicing assets and servicing liabilities at fair value should be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year. Currently, the Company initially measures servicing assets retained in sales and securitization transactions for which it is the transferor under the relative fair value method prescribed in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and subsequently measures its servicing assets under the amortization method. The Company has not early-adopted the provisions of SFAS No. 156. No decision has been reached as to whether the Company will elect to adopt the fair value measurement method for any classes of separately recognized servicing assets, and therefore, the impact of adoption of SFAS No. 156 cannot be determined at this time.

     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The evaluation of an uncertain tax position in accordance with FIN 48 is a two-step process. The first step is recognition, which requires a determination whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) for that fiscal year. The Company is still evaluating the applicability of FIN 48 to positions taken on the Company’s tax returns. Although that evaluation is not complete, the Company anticipates that the adoption of FIN 48 on January 1, 2007 will not have a material impact on its financial position, but may impact the recognition of income tax expense in future periods.

     Also in July 2006, the FASB adopted FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”). FSP 13-2 requires that a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease shall be accounted for in accordance with the guidance in paragraph 46 of SFAS No. 13, “Accounting for Leases.” That is, the projected timing of income tax cash flows generated by a leveraged lease transaction shall be reviewed annually or more frequently if events or changes in circumstances indicate that a change in timing has occurred or is projected to occur. If, during the lease term, the projected timing of income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income to positive investment years shall be recalculated from inception of the lease following the method described in paragraph 44 of SFAS No. 13. The guidance in FSP 13-2 shall be applied to fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FSP 13-2 shall be reported as an adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. The Company does not expect that the adoption of FSP 13-2 on January 1, 2007 will have a material effect on its financial position or results of operations.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2006 Quarters		2005 Quarters
	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$817,552	782,003	757,654	725,129	680,781	642,441
Interest expense	366,298	330,246	303,493	265,576	229,016	196,266

Net interest income	451,254	451,757	454,161	459,553	451,765	446,175
Less: provision for credit losses	17,000	18,000	23,000	22,000	19,000	24,000
Other income	262,602	252,931	248,604	221,494	245,362	234,258
Less: other expense	376,997	382,003	369,114	368,250	380,441	367,337

Income before income taxes	319,859	304,685	310,651	290,797	297,686	289,096
Applicable income taxes	102,645	97,037	101,113	95,348	96,589	95,686
Taxable-equivalent adjustment	4,641	4,731	4,553	4,375	4,263	4,120

Net income	$212,573	202,917	204,985	191,074	196,834	189,290

Per common share data
Basic earnings	$1.91	1.82	1.82	1.68	1.73	1.65
Diluted earnings	1.87	1.77	1.78	1.64	1.69	1.62
Cash dividends	$.60	.45	.45	.45	.45	.40
Average common shares outstanding
Basic	111,259	111,693	112,529	113,530	113,949	114,773
Diluted	113,968	114,347	115,147	116,200	116,422	117,184

Performance ratios, annualized
Return on
Average assets	1.54%	1.49%	1.48%	1.39%	1.46%	1.44%
Average common stockholders’ equity	14.35%	13.97%	13.85%	12.97%	13.73%	13.41%
Net interest margin on average earning assets (taxable-equivalent basis)	3.66%	3.73%	3.69%	3.76%	3.78%	3.83%
Nonperforming loans to total loans and leases, net of unearned discount	.38%	.35%	.39%	.41%	.46%	.46%
Efficiency ratio (a)	52.29%	54.21%	52.49%	51.94%	54.58%	54.00%

Net operating (tangible) results (b)
Net income (in thousands)	$221,838	210,856	212,738	199,577	205,415	199,135
Diluted net income per common share	1.95	1.84	1.85	1.72	1.76	1.70
Annualized return on
Average tangible assets	1.69%	1.64%	1.63%	1.54%	1.62%	1.61%
Average tangible common stockholders’ equity	30.02%	29.31%	29.12%	27.67%	29.88%	29.67%
Efficiency ratio (a)	50.70%	52.36%	50.69%	49.97%	52.56%	51.63%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$55,498	55,106	54,835	54,444	53,935	53,306
Total tangible assets (c)	52,522	52,130	51,860	51,461	50,944	50,305
Earning assets	49,443	49,066	48,833	48,447	47,931	47,240
Investment securities	8,314	8,383	8,302	8,439	8,593	8,573
Loans and leases, net of unearned discount	40,980	40,544	40,403	39,879	39,229	38,580
Deposits	38,435	37,569	37,006	36,708	36,245	35,282
Stockholders’ equity (c)	5,940	5,893	5,873	5,845	5,749	5,723
Tangible stockholders’ equity (c)	2,964	2,917	2,898	2,862	2,758	2,722

At end of quarter
Total assets (c)	$56,507	55,420	55,146	54,841	54,482	53,887
Total tangible assets (c)	53,345	52,443	52,176	51,863	51,495	50,891
Earning assets	49,628	49,281	48,852	48,691	48,341	47,853
Investment securities	7,903	8,294	8,400	8,230	8,320	8,679
Loans and leases, net of unearned discount	41,599	40,859	40,331	40,335	39,911	39,073
Deposits	38,514	38,171	37,100	37,199	37,306	36,293
Stockholders’ equity (c)	6,000	5,919	5,876	5,847	5,838	5,674
Tangible stockholders’ equity (c)	2,838	2,942	2,906	2,869	2,851	2,678
Equity per common share	54.01	53.11	52.39	51.81	51.20	49.78
Tangible equity per common share	25.55	26.41	25.91	25.42	25.00	23.49

Market price per common share
High	$119.40	117.29	112.50	112.50	107.28	108.04
Low	113.34	106.45	96.71	103.50	98.75	96.71
Closing	117.92	114.14	109.05	105.71	105.16	102.06

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2006 Quarters		2005 Quarters
	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$212,573	202,917	204,985	191,074	196,834	189,290
Amortization of core deposit and other intangible assets (1)
	6,921	7,939	7,753	8,503	8,581	9,845
Merger-related expenses (1)	2,344	—	—	—	—	—

Net operating income	$221,838	210,856	212,738	199,577	205,415	199,135

Earnings per share
Diluted earnings per common share	$1.87	1.77	1.78	1.64	1.69	1.62
Amortization of core deposit and other intangible assets (1)	.06	.07	.07	.08	.07	.08
Merger-related expenses (1)	.02	—	—	—	—	—

Diluted net operating earnings per share	$1.95	1.84	1.85	1.72	1.76	1.70

Other expense
Other expense	$376,997	382,003	369,114	368,250	380,441	367,337
Amortization of core deposit and other intangible assets	(11,357)	(13,028)	(12,703)	(13,926)	(14,055)	(16,121)
Merger-related expenses	(3,842)	—	—	—	—	—

Noninterest operating expense	$361,798	368,975	356,411	354,324	366,386	351,216

Merger-related expenses
Salaries and employee benefits	$510	—	—	—	—	—
Equipment and net occupancy	212	—	—	—	—	—
Printing, postage and supplies	14	—	—	—	—	—
Other costs of operations	3,106	—	—	—	—	—

Total	$3,842	—	—	—	—	—

Balance sheet data
In millions
Average assets
Average assets	$55,498	55,106	54,835	54,444	53,935	53,306
Goodwill	(2,909)	(2,907)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(107)	(112)	(115)	(128)	(142)	(157)
Deferred taxes	40	43	44	49	55	60

Average tangible assets	$52,522	52,130	51,860	51,461	50,944	50,305

Average equity
Average equity	$5,940	5,893	5,873	5,845	5,749	5,723
Goodwill	(2,909)	(2,907)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(107)	(112)	(115)	(128)	(142)	(157)
Deferred taxes	40	43	44	49	55	60

Average tangible equity	$2,964	2,917	2,898	2,862	2,758	2,722

At end of quarter
Total assets
Total assets	$56,507	55,420	55,146	54,841	54,482	53,887
Goodwill	(2,909)	(2,909)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(291)	(111)	(108)	(121)	(135)	(149)
Deferred taxes	38	43	42	47	52	57

Total tangible assets	$53,345	52,443	52,176	51,863	51,495	50,891

Total equity
Total equity	$6,000	5,919	5,876	5,847	5,838	5,674
Goodwill	(2,909)	(2,909)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(291)	(111)	(108)	(121)	(135)	(149)
Deferred taxes	38	43	42	47	52	57

Total tangible equity	$2,838	2,942	2,906	2,869	2,851	2,678

(1)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2006 Second Quarter			2006 First Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$11,274	$197,945	7.04%	11,034	181,057	6.65%
Real estate — commercial	14,947	269,632	7.22	14,678	260,008	7.09
Real estate — consumer	4,860	76,377	6.29	4,601	71,097	6.18
Consumer	9,899	172,523	6.99	10,231	171,342	6.79

Total loans and leases, net	40,980	716,477	7.01	40,544	683,504	6.84

Interest-bearing deposits at banks	16	111	2.85	10	72	3.03
Federal funds sold and agreements to resell securities	30	405	5.36	31	378	4.88
Trading account	103	753	2.94	98	671	2.75
Investment securities**
U.S. Treasury and federal agencies	3,062	32,473	4.25	3,024	30,310	4.06
Obligations of states and political subdivisions	171	2,804	6.55	176	2,741	6.21
Other	5,081	64,529	5.09	5,183	64,327	5.03

Total investment securities	8,314	99,806	4.81	8,383	97,378	4.71

Total earning assets	49,443	817,552	6.63	49,066	782,003	6.46

Allowance for credit losses	(645)			(641)
Cash and due from banks	1,326			1,360
Other assets	5,374			5,321

Total assets	$55,498			55,106

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$438	779	.71	409	659	.65
Savings deposits	14,254	47,579	1.34	14,335	43,557	1.23
Time deposits	12,699	139,032	4.39	11,870	118,058	4.03
Deposits at foreign office	3,598	43,798	4.88	3,383	36,803	4.41

Total interest-bearing deposits	30,989	231,188	2.99	29,997	199,077	2.69

Short-term borrowings	4,326	53,623	4.97	4,555	50,567	4.50
Long-term borrowings	5,930	81,487	5.51	6,293	80,602	5.19

Total interest-bearing liabilities	41,245	366,298	3.56	40,845	330,246	3.28

Noninterest-bearing deposits	7,446			7,572
Other liabilities	867			796

Total liabilities	49,558			49,213

Stockholders’ equity	5,940			5,893

Total liabilities and stockholders’ equity	$55,498			55,106

Net interest spread			3.07			3.18
Contribution of interest-free funds			.59			.55

Net interest income/margin on earning assets		$451,254	3.66%		451,757	3.73%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2005 Fourth Quarter
	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	10,738	169,192	6.25%
Real estate — commercial	14,419	249,416	6.92
Real estate — consumer	4,674	70,567	6.04
Consumer	10,572	173,884	6.53

Total loans and leases, net	40,403	663,059	6.51

Interest-bearing deposits at banks	10	55	2.14
Federal funds sold and agreements to resell securities	19	210	4.29
Trading account	99	635	2.57
Investment securities**
U.S. Treasury and federal agencies	3,103	30,398	3.89
Obligations of states and political subdivisions	174	2,663	6.13
Other	5,025	60,634	4.79

Total investment securities	8,302	93,695	4.48

Total earning assets	48,833	757,654	6.16

Allowance for credit losses	(642)
Cash and due from banks	1,389
Other assets	5,255

Total assets	54,835

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	421	711	.67
Savings deposits	14,498	41,042	1.12
Time deposits	11,018	102,511	3.69
Deposits at foreign office	3,227	32,137	3.95

Total interest-bearing deposits	29,164	176,401	2.40

Short-term borrowings	4,625	46,992	4.03
Long-term borrowings	6,606	80,100	4.81

Total interest-bearing liabilities	40,395	303,493	2.98

Noninterest-bearing deposits	7,842
Other liabilities	725

Total liabilities	48,962

Stockholders’ equity	5,873

Total liabilities and stockholders’ equity	54,835

Net interest spread			3.18
Contribution of interest-free funds			.51

Net interest income/margin on earning assets		454,161	3.69%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2005 Third Quarter			2005 Second Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$10,497	$151,076	5.71%	10,484	142,228	5.44%
Real estate — commercial	14,351	245,965	6.86	14,399	229,117	6.37
Real estate — consumer	4,268	63,940	5.99	3,493	52,390	6.00
Consumer	10,763	169,648	6.25	10,853	162,070	5.99

Total loans and leases, net	39,879	630,629	6.27	39,229	585,805	5.99

Interest-bearing deposits at banks	11	48	1.77	10	38	1.48
Federal funds sold and agreements to resell securities	24	226	3.79	24	203	3.37
Trading account	94	510	2.16	75	299	1.60
Investment securities**
U.S. Treasury and federal agencies	3,348	32,442	3.84	3,618	34,797	3.86
Obligations of states and political subdivisions	171	2,527	5.92	183	2,766	6.06
Other	4,920	58,747	4.74	4,792	56,873	4.76

Total investment securities	8,439	93,716	4.41	8,593	94,436	4.41

Total earning assets	48,447	725,129	5.94	47,931	680,781	5.70

Allowance for credit losses	(641)			(637)
Cash and due from banks	1,395			1,395
Other assets	5,243			5,246

Total assets	$54,444			53,935

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$400	610	.60	401	543	.54
Savings deposits	14,822	37,222	1.00	15,163	33,292	.88
Time deposits	9,540	79,416	3.30	8,609	64,101	2.99
Deposits at foreign office	4,005	34,504	3.42	3,850	28,101	2.93

Total interest-bearing deposits	28,767	151,752	2.09	28,023	126,037	1.80

Short-term borrowings	4,779	42,192	3.50	4,969	36,678	2.96
Long-term borrowings	6,373	71,632	4.46	6,263	66,301	4.25

Total interest-bearing liabilities	39,919	265,576	2.64	39,255	229,016	2.34

Noninterest-bearing deposits	7,941			8,222
Other liabilities	739			709

Total liabilities	48,599			48,186

Stockholders’ equity	5,845			5,749

Total liabilities and stockholders’ equity	$54,444			53,935

Net interest spread			3.30			3.36
Contribution of interest-free funds			.46			.42

Net interest income/margin on earning assets		$459,553	3.76%		451,765	3.78%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert E. Sadler, Jr., President and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2006.

     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a)–(b) Not applicable.

     (c)

Issuer Purchases of Equity Securities
(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs (2)
April 1 – April 30, 2006	261,264	$114.05	260,700	3,425,600
May 1 - May 31, 2006	195,000	115.29	195,000	3,230,600
June 1 – June 30, 2006	150,640	114.73	150,000	3,080,600

Total	606,904	$114.62	605,700

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	In November 2005, M&T announced a program to purchase up to 5,000,000 shares of its common stock.

Item 3. Defaults Upon Senior Securities.

            (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

     Information concerning the matters submitted to a vote of stockholders at M&T’s Annual Meeting of Stockholders held on April 18, 2006 was previously reported in response to Item 4 of Part II of M&T’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Item 5. Other Information.

            (None.)

Item 6. Exhibits.

     The following exhibits are filed as a part of this report.

Exhibit
No.
10.1	M&T Bank Corporation Directors’ Stock Plan, as amended and restated. Filed herewith.

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 1, 2006	By:	/s/ René F. Jones

René F. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.
10.1	M&T Bank Corporation Directors’ Stock Plan, as amended and restated. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.