Form 10-Q
period 2006-09-30
M&T BANK CORP
filed 2006-11-03
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on October 27, 2006: 110,669,626 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30,	December 31,
Dollars in thousands, except per share	2006	2005
Assets
Cash and due from banks	$1,336,737	1,479,239
Interest-bearing deposits at banks	10,425	8,408
Federal funds sold and agreements to resell securities	123,245	11,220
Trading account	176,450	191,617
Investment securities
Available for sale (cost: $7,268,309 at September 30, 2006; $8,011,560 at December 31, 2005)	7,202,117	7,931,703
Held to maturity (market value: $69,213 at September 30, 2006; $102,880 at December 31, 2005)	67,370	101,059
Other (market value: $356,813 at September 30, 2006; $367,402 at December 31, 2005)	356,813	367,402

Total investment securities	7,626,300	8,400,164

Loans and leases	42,351,264	40,553,691
Unearned discount	(252,993)	(223,046)
Allowance for credit losses	(646,319)	(637,663)

Loans and leases, net	41,451,952	39,692,982

Premises and equipment	332,504	337,115
Goodwill	2,908,849	2,904,081
Core deposit and other intangible assets	270,910	108,260
Accrued interest and other assets	2,136,104	2,013,320

Total assets	$56,373,476	55,146,406

Liabilities
Noninterest-bearing deposits	$7,754,061	8,141,928
NOW accounts	839,219	901,938
Savings deposits	13,974,350	13,839,150
Time deposits	12,535,348	11,407,626
Deposits at foreign office	3,975,811	2,809,532

Total deposits	39,078,789	37,100,174

Federal funds purchased and agreements to repurchase securities	3,783,899	4,211,978
Other short-term borrowings	634,457	940,894
Accrued interest and other liabilities	1,001,600	819,980
Long-term borrowings	5,723,488	6,196,994

Total liabilities	50,222,233	49,270,020

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued at September 30, 2006 and at December 31, 2005	60,198	60,198
Common stock issuable, 92,071 shares at September 30, 2006; 100,298 shares at December 31, 2005	5,080	5,363
Additional paid-in capital	2,889,631	2,886,153
Retained earnings	4,296,655	3,854,275
Accumulated other comprehensive income (loss), net	(86,940)	(97,930)
Treasury stock — common, at cost - 9,810,465 shares at September 30, 2006; 8,336,907 shares at December 31, 2005	(1,013,381)	(831,673)

Total stockholders’ equity	6,151,243	5,876,386

Total liabilities and stockholders’ equity	$56,373,476	55,146,406

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
In thousands, except per share	2006	2005	2006	2005
Interest income
Loans and leases, including fees	$755,543	628,122	$2,150,076	1,760,226
Deposits at banks	121	48	304	114
Federal funds sold and agreements to resell securities	2,487	226	3,270	598
Trading account	680	510	2,104	909
Investment securities
Fully taxable	90,320	88,309	276,100	263,328
Exempt from federal taxes	3,685	3,539	11,165	10,418

Total interest income	852,836	720,754	2,443,019	2,035,593

Interest expense
NOW accounts	960	610	2,398	1,471
Savings deposits	51,816	37,222	142,952	98,403
Time deposits	152,571	79,416	409,661	192,271
Deposits at foreign office	48,244	34,504	128,845	87,985
Short-term borrowings	59,487	42,192	163,677	110,861
Long-term borrowings	82,574	71,632	244,663	199,867

Total interest expense	395,652	265,576	1,092,196	690,858

Net interest income	457,184	455,178	1,350,823	1,344,735
Provision for credit losses	17,000	22,000	52,000	65,000

Net interest income after provision for credit losses	440,184	433,178	1,298,823	1,279,735

Other income
Mortgage banking revenues	36,806	35,345	112,882	100,045
Service charges on deposit accounts	100,314	94,878	284,739	276,200
Trust income	35,224	33,748	103,777	100,016
Brokerage services income	14,794	13,685	43,999	42,045
Trading account and foreign exchange gains	5,082	6,326	17,756	17,152
Gain (loss) on bank investment securities	1,133	(27,995)	1,427	(27,749)
Other revenues from operations	80,549	65,507	224,855	193,405

Total other income	273,902	221,494	789,435	701,114

Other expense
Salaries and employee benefits	218,980	207,705	660,224	618,922
Equipment and net occupancy	41,683	43,033	127,612	129,647
Printing, postage and supplies	8,294	8,684	24,933	25,926
Amortization of core deposit and other intangible assets	19,936	13,926	44,321	44,102
Other costs of operations	120,048	94,902	310,851	297,431

Total other expense	408,941	368,250	1,167,941	1,116,028

Income before taxes	305,145	286,422	920,317	864,821
Income taxes	94,775	95,348	294,457	287,623

Net income	$210,370	191,074	$625,860	577,198

Net income per common share
Basic	$1.89	1.68	$5.62	5.06
Diluted	1.85	1.64	5.49	4.95
Cash dividends per common share	$.60	.45	$1.65	1.30
Average common shares outstanding
Basic	111,047	113,530	111,331	114,079
Diluted	113,897	116,200	114,069	116,598

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended September 30
In thousands	2006	2005
Cash flows from operating activities
Net income	$625,860	577,198
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	52,000	65,000
Depreciation and amortization of premises and equipment	39,202	44,007
Amortization of capitalized servicing rights	45,660	43,910
Amortization of core deposit and other intangible assets	44,321	44,102
Provision for deferred income taxes	(58,107)	(80,628)
Asset write-downs	241	32,543
Net gain on sales of assets	(11,086)	(8,607)
Net change in accrued interest receivable, payable	46,556	11,282
Net change in other accrued income and expense	145,724	6,904
Net change in loans held for sale	(5,009)	(1,100,886)
Net change in trading account assets and liabilities	5,572	(41,961)

Net cash provided (used) by operating activities	930,934	(407,136)

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	98,365	19,016
Other	40,960	46,293
Proceeds from maturities of investment securities
Available for sale	1,242,416	1,664,759
Held to maturity	78,900	85,797
Purchases of investment securities
Available for sale	(596,108)	(1,504,722)
Held to maturity	(45,228)	(84,950)
Other	(30,371)	(71,056)
Additions to capitalized servicing rights	(44,450)	(31,093)
Net increase in loans and leases	(1,541,817)	(888,175)
Capital expenditures, net	(26,627)	(15,167)
Acquisitions, net of cash acquired	482,818	—
Other, net	(51,753)	(80,454)

Net cash used by investing activities	(392,895)	(859,752)

Cash flows from financing activities
Net increase in deposits	1,015,347	1,777,199
Net decrease in short-term borrowings	(806,767)	(504,435)
Proceeds from long-term borrowings	500,000	1,801,657
Payments on long-term borrowings	(969,595)	(1,276,808)
Purchases of treasury stock	(298,896)	(407,748)
Dividends paid — common	(183,328)	(147,981)
Other, net	74,723	83,680

Net cash provided (used) by financing activities	(668,516)	1,325,564

Net increase (decrease) in cash and cash equivalents	$(130,477)	58,676
Cash and cash equivalents at beginning of period	1,490,459	1,363,804

Cash and cash equivalents at end of period	$1,359,982	1,422,480

Supplemental disclosure of cash flow information
Interest received during the period	$2,435,470	1,995,532
Interest paid during the period	1,024,465	667,355
Income taxes paid during the period	254,759	367,529

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$13,505	7,804
Acquisitions :
Fair value of :
Assets acquired (noncash)	514,055	—
Liabilities assumed	999,022	—

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income (loss),	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	net	stock	Total
2005
Balance — January 1, 2005	$—	60,198	5,779	2,897,912	3,270,887	(17,209)	(487,953)	5,729,614
Comprehensive income:
Net income	—	—	—	—	577,198	—	—	577,198
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(28,076)	—	(28,076)

								549,122
Purchases of treasury stock	—	—	—	—	—	—	(407,748)	(407,748)
Repayment of management stock ownership program receivable	—	—	—	304	—	—	—	304
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	33,915	—	—	—	33,915
Exercises	—	—	—	(49,271)	—	—	137,998	88,727
Directors’ stock plan	—	—	—	69	—	—	750	819
Deferred compensation plans, net, including dividend equivalents	—	—	(343)	(185)	(131)	—	910	251
Common stock cash dividends - $1.30 per share	—	—	—	—	(147,981)	—	—	(147,981)

Balance — September 30, 2005	$—	60,198	5,436	2,882,744	3,699,973	(45,285)	(756,043)	5,847,023

2006
Balance — January 1, 2006	$—	60,198	5,363	2,886,153	3,854,275	(97,930)	(831,673)	5,876,386
Comprehensive income:
Net income	—	—	—	—	625,860	—	—	625,860
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	10,990	—	10,990

								636,850
Purchases of treasury stock	—	—	—	—	—	—	(298,896)	(298,896)
Repayment of management stock ownership program receivable	—	—	—	225	—	—	—	225
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	40,059	—	—	—	40,059
Exercises	—	—	—	(36,419)	—	—	115,636	79,217
Directors’ stock plan	—	—	—	87	—	—	694	781
Deferred compensation plans, net, including dividend equivalents	—	—	(283)	(474)	(152)	—	858	(51)
Common stock cash dividends - $1.65 per share	—	—	—	—	(183,328)	—	—	(183,328)

Balance — September 30, 2006	$—	60,198	5,080	2,889,631	4,296,655	(86,940)	(1,013,381)	6,151,243

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Nine months ended September 30
In thousands	2006	2005
Beginning balance	$637,663	626,864
Provision for credit losses	52,000	65,000
Net charge-offs
Charge-offs	(65,683)	(77,604)
Recoveries	22,339	23,559

Total net charge-offs	(43,344)	(54,045)

Ending balance	$646,319	637,819

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

2. Earnings per share

The computations of basic earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
	(in thousands, except per share)
Income available to common stockholders
Net income	$210,370	191,074	625,860	577,198
Weighted-average shares outstanding (including common stock issuable)	111,047	113,530	111,331	114,079
Basic earnings per share	$1.89	1.68	5.62	5.06

The computations of diluted earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
	(in thousands, except per share)
Income available to common stockholders	$210,370	191,074	625,860	577,198
Weighted-average shares outstanding	111,047	113,530	111,331	114,079
Plus: incremental shares from assumed conversion of stock options	2,850	2,670	2,738	2,519

Adjusted weighted-average shares outstanding	113,897	116,200	114,069	116,598
Diluted earnings per share	$1.85	1.64	5.49	4.95

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Comprehensive income

The following table displays the components of other comprehensive income:

	Nine months ended September 30, 2006
	Before-tax	Income
	amount	taxes	Net
		(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$15,092	(3,211)	11,881
Less: reclassification adjustment for gains realized in net income	1,427	(536)	891

Net unrealized gains	$13,665	(2,675)	10,990

	Nine months ended September 30, 2005
	Before-tax	Income
	amount	taxes	Net
		(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(88,340)	31,964	(56,376)
Less: reclassification adjustment for losses realized in net income	(27,749)	(551)	(28,300)

Net unrealized losses	$(60,591)	32,515	(28,076)

Accumulated other comprehensive income, net consisted of unrealized gains (losses) as follows:

		Minimum
		pension
	Investment	liability
	securities	adjustment	Total
		(in thousands)
Balance — January 1, 2006	$(48,576)	(49,354)	(97,930)
Net gain (loss) during period	10,990	—	10,990

Balance — September 30, 2006	$(37,586)	(49,354)	(86,940)

Balance — January 1, 2005	$(4,712)	(12,497)	(17,209)
Net gain (loss) during period	(28,076)	—	(28,076)

Balance — September 30, 2005	$(32,788)	(12,497)	(45,285)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings

In 1997, M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) issued $310 million of fixed rate preferred capital securities. In 1996, $150 million of floating rate preferred capital securities were issued by First Maryland Capital I (“Trust IV”) and in 1997, $150 million of floating rate preferred capital securities were issued by First Maryland Capital II (“Trust V”). The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 6.51% and 6.40%, respectively, at September 30, 2006 and 5.15% and 5.10%, respectively, at December 31, 2005. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”

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

The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities of Trust III, Trust IV and Trust V at September 30, 2006 and December 31, 2005 include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 6.51% and 6.40%, respectively, at September 30, 2006 and 5.15% and 5.10%, respectively, at December 31, 2005.

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

In 1999, Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed in June 1999 for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures assumed by M&T in an acquisition and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 6.94% at September 30, 2006 and 5.58% at December 31, 2005.

Distributions on the SKATES are non-cumulative. The distribution rate on the SKATES and on the Floating Rate Junior Subordinated Debentures is a rate per annum of three-month LIBOR plus 1.50% and three-month LIBOR plus 1.43%, respectively, reset quarterly two business days prior to the distribution dates of January 15, April 15, July 15 and October 15 in each year. Distributions on the SKATES will be paid if, as and when Allfirst Capital Trust has funds available for payment. The SKATES are subject to mandatory redemption if the Asset Preferred Securities of Allfirst Asset Trust are redeemed. Allfirst Asset Trust will redeem the Asset Preferred Securities if the junior subordinated debentures of M&T held by Allfirst Asset Trust are redeemed. M&T may redeem such junior subordinated debentures, in whole or in part, at any time on or after July 15, 2009, subject to regulatory approval. Allfirst Asset Trust will redeem the Asset Preferred Securities at par plus accrued and unpaid distributions from the last distribution payment date. M&T has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the SKATES and on the Asset Preferred Securities to the extent that Allfirst Capital Trust and Allfirst Asset Trust, respectively, have funds legally available. Under the Federal Reserve Board’s current risk-based capital guidelines, the SKATES are includable in M&T’s Tier 1 capital.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings, continued

Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust IV, Trust V and Allfirst Asset Trust, the junior subordinated debentures associated with preferred capital securities had financial statement carrying values as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)
Trust I	$154,640	154,640
Trust II	103,093	103,093
Trust III	68,465	68,709
Trust IV	143,514	143,102
Trust V	141,157	140,660
Allfirst Asset Trust	101,757	101,640

	$712,626	711,844

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

	Three months ended September 30
	2006			2005
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Commercial Banking	$137,976	110	55,276	131,474	119	54,449
Commercial Real Estate	64,805	198	31,583	80,856	319	40,712
Discretionary Portfolio	44,811	(500)	27,251	14,687	(197)	11,218
Residential Mortgage Banking	72,525	14,350	10,088	69,898	15,968	13,128
Retail Banking	381,064	3,026	109,878	340,730	4,390	85,598
All Other	29,905	(17,184)	(23,706)	39,027	(20,599)	(14,031)

Total	$731,086	—	210,370	676,672	—	191,074

	Nine months ended September 30
	2006			2005
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Commercial Banking	$407,401	400	168,960	396,648	439	164,479
Commercial Real Estate	198,326	650	97,687	213,421	811	108,328
Discretionary Portfolio	119,561	(668)	73,276	111,063	(387)	71,027
Residential Mortgage Banking	216,739	42,423	44,105	189,074	38,208	31,605
Retail Banking	1,087,157	8,872	304,926	985,416	13,455	243,214
All Other	111,074	(51,677)	(63,094)	150,227	(52,526)	(41,455)

Total	$2,140,258	—	625,860	2,045,849	—	577,198

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Segment information, continued

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $5,172,000 and $4,375,000 for the three-month periods ended September 30, 2006 and 2005, respectively, and $14,544,000 and $12,758,000 for the nine-month periods ended September 30, 2006 and 2005, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

	Average total assets
	Nine months ended		Year ended
	September 30		December 31
	2006	2005	2005
	(in millions)
Commercial Banking	$12,562	11,679	11,723
Commercial Real Estate	8,398	8,344	8,335
Discretionary Portfolio	12,185	11,779	11,810
Residential Mortgage Banking	3,393	2,452	2,712
Retail Banking	14,096	14,711	14,639
All Other	4,957	4,934	4,916

Total	$55,591	53,899	54,135

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	September 30,	December 31,
	2006	2005
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$5,412,831	4,903,834
Commercial real estate loans to be sold	163,045	41,662
Other commercial real estate and construction	2,186,191	2,249,805
Residential real estate loans to be sold	676,491	351,898
Other residential real estate	949,730	848,015
Commercial and other	6,884,384	6,843,170

Standby letters of credit	3,598,424	3,523,234

Commercial letters of credit	60,913	47,360

Financial guarantees and indemnification contracts	1,042,823	1,186,385

Commitments to sell real estate loans	1,475,347	1,164,360

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National Mortgage Association Delegated Underwriting and Servicing program. Under this program, the Company’s maximum credit risk associated with loans sold with recourse totaled $912 million and $941 million at September 30, 2006 and December 31, 2005, respectively.

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

The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland through 2017. Semi-annual payments to be made by the Company over the remaining term of that agreement totaled $59 million as of September 30, 2006.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost consisted of the following:

	Pension		Postretirement
	benefits		benefits
	Three months ended September 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$5,537	7,620	137	(5)
Interest cost on projected benefit obligation	8,482	9,595	1,035	510
Expected return on plan assets	(9,767)	(9,215)	—	—
Amortization of prior service cost	(1,504)	29	35	85
Amortization of net actuarial loss	1,772	1,395	110	(294)

Net periodic benefit cost	$4,520	9,424	1,317	296

	Pension		Postretirement
	benefits		benefits
	Nine months ended September 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$16,687	23,620	437	495
Interest cost on projected benefit obligation	26,832	29,445	2,735	3,210
Expected return on plan assets	(29,017)	(28,365)	—	—
Amortization of prior service cost	(5,054)	29	135	85
Amortization of net actuarial loss	6,272	3,795	160	306

Net periodic benefit cost	$15,720	28,524	3,467	4,096

8. Stock-based compensation plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS No. 123R”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Prior to that date, the Company recognized expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123. Under SFAS No. 123R and SFAS No. 123, stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation that is expected to vest. For each of the quarters ended September 30, 2006 and 2005, the Company recognized $11 million of stock-based compensation expense and $3 million of related income tax benefits. For the nine months ended September 30, 2006 and 2005, the Company recognized $40 million and $34 million, respectively, of stock-based compensation expense and $10 million and $9 million, respectively, of related income tax benefits. As required, coincident with the adoption of SFAS No. 123R, the Company began accelerating the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee retires. Stock-based compensation granted to retirement-eligible individuals through December 31, 2005 was expensed over the normal vesting period with any remaining unrecognized compensation cost recognized at the time of retirement. This change affected the timing of stock-based compensation expense recognition in the Company’s consolidated financial statements for the first three quarters of 2006, as most of the Company’s stock-based awards are granted in January, but did not affect the value ascribed to stock-based compensation granted to employees nor the aggregate amount of stock-based compensation expense to be recognized by the Company. The acceleration of such

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Stock-based compensation plans, continued

expense increased stock-based compensation expense for the nine-months ended September 30, 2006 by $5 million ($4 million after taxes), and reduced basic and diluted earnings per share by $.03 from what would otherwise have been recognized in that period had the expense recognition not been accelerated. If not for this required change, the additional $5 million of stock-based compensation expense recognized in the nine-month period ended September 30, 2006 would have been recognized throughout the remainder of 2006, 2007, 2008 and 2009 following the normal vesting schedule for stock options granted by the Company. The effect of the acceleration of such expense on the results of operations and basic and diluted earnings per share for the third quarter of 2006 was insignificant. The following is selected information pertaining to the Company’s stock option activity as of and for the nine-month periods ended September 30, 2006 and 2005. Additional information concerning the Company’s stock-based compensation plans can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated grant date value per option was $28.10 and $22.96 during the nine-month periods ended September 30, 2006 and 2005, respectively. The values were calculated using the following weighted-average assumptions; an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data); a risk-free interest rate of 4.28% in 2006 and 3.95% in 2005 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term); expected volatility of 24% in 2006 and 21% in 2005; and estimated dividend yields of 1.65% in 2006 and 1.57% in 2005 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). Based on historical data and projected employee turnover rates, the Company reduced the estimated value of stock options for purposes of recognizing stock-based compensation expense by 7% in 2006 and 8% in 2005 to reflect the probability of forfeiture prior to vesting.

A summary of stock option activity follows:

			Weighted-	Aggregate
		Weighted-	average	intrinsic
	Stock	average	remaining	value
	options	exercise	life	(in
	outstanding	price	(in years)	thousands)
Outstanding at January 1, 2006	10,454,663	$73.81
Granted	1,723,432	109.00
Exercised	(1,071,601)	55.41
Cancelled	(95,460)	99.29

Outstanding at September 30, 2006	11,011,034	$80.89	6.1	$430,190

Exercisable at September 30, 2006	6,006,604	$65.63	4.4	$326,368

For the nine months ended September 30, 2006 and 2005, M&T received $57 million and $72 million, respectively, in cash and realized $20 million and $25 million, respectively, in tax benefits from the exercise of stock options. The intrinsic value of stock options exercised during those periods was $64 million and $75 million, respectively. As of September 30, 2006, there was $52 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years. Reflecting

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Stock-based compensation plans, continued

the fact that the Company grants most of its stock option awards in January and such options vest on annual anniversary dates, the total grant date fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $37 million and $41 million, respectively. The Company recognized stock-based compensation expense for these awards throughout their respective vesting period. Upon the exercise of stock options, the Company generally issues shares from treasury stock to the extent available, but may also issue new shares.

9. Acquisition of branch offices

On June 30, 2006, M&T Bank, M&T’s principal banking subsidiary, acquired 21 branch offices in Buffalo and Rochester, New York from Citibank, N.A. in a cash transaction. The branches had approximately $269 million in loans, mostly to consumers, small businesses and middle market customers, and approximately $1.0 billion of deposits. The transaction did not have a significant effect on M&T’s day-to-day operating results during the third quarter of 2006. Expenses associated with systems conversions and other costs of integrating and introducing Citibank, N.A.’s former customers to M&T Bank’s products and services aggregated $1 million ($704 thousand net of applicable income taxes) in the third quarter 2006, and $5 million ($3 million net of applicable income taxes) for the nine-month period ended September 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income of M&T Bank Corporation (“M&T”) was $210 million or $1.85 of diluted earnings per common share in the third quarter of 2006, representing increases of 10% and 13%, respectively, from $191 million or $1.64 of diluted earnings per common share in the third quarter of 2005. During the second quarter of 2006, net income was $213 million or $1.87 of diluted earnings per common share. Basic earnings per common share were $1.89 in 2006’s third quarter, compared with $1.68 in the year-earlier quarter and $1.91 in the second quarter of 2006.

     On June 30, 2006, M&T Bank, the principal bank subsidiary of M&T, completed the acquisition of 21 branch offices in Buffalo and Rochester, New York from Citibank, N.A., including approximately $269 million in loans, mostly to consumers, small businesses and middle market customers, and approximately $1.0 billion of deposits. M&T’s financial results for the third quarter of 2006 reflect the impact of that transaction. Expenses associated with integrating the acquired branches into M&T Bank and introducing the customers associated with those branches to M&T Bank’s products and services aggregated $1 million, after applicable tax effect, or $.01 of diluted earnings per share during the third quarter of 2006 and $3 million, after applicable tax effect, or $.03 of diluted earnings per share during the nine-month period ended September 30, 2006. M&T expects that additional acquisition-related expenses will be incurred in the fourth quarter of 2006, however, such expenses are not expected to be significant. Including the impact of acquisition-related expenses and the amortization of core deposit intangible resulting from the transaction, net income and diluted earnings per share of M&T and its subsidiaries (“the Company”) in the recent quarter were reduced by approximately $5 million and $.04, respectively, as a result of the transaction.

     The recent quarter’s results also reflect certain other notable events that in total had no significant effect on net income. The Company recorded a $13 million gain resulting from the accelerated recognition of a purchase accounting premium related to the call of a $200 million Federal Home Loan Bank of Atlanta borrowing assumed in a previous acquisition. After applicable taxes, that gain added $8 million to net income. Also reflected in the 2006 third quarter results was a $3 million reduction of income tax expense related to the favorable settlement of refund claims originally filed by Allfirst Financial Inc. (“Allfirst”) prior to its acquisition by M&T on April 1, 2003. The refunds received, consisting of income taxes and taxable interest, exceeded the amounts previously accrued for such items by $5 million (pre-tax). Finally, an $18 million tax deductible contribution was made by M&T Bank to The M&T Charitable Foundation, a tax-exempt private charitable foundation, which increased “other expense” by the amount of the contribution and, after applicable tax effect, reduced net income by $11 million. As noted above, the aggregate impact of these events had no significant effect on the Company’s net income or diluted earnings per share in the third quarter of 2006.

     M&T’s results for the third quarter of 2005 included a $29 million other-than-temporary impairment charge related to $133 million of variable rate preferred stock issuances of the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). Although the securities were rated as investment grade, M&T recognized the impairment charge, in accordance with generally accepted accounting principles (“GAAP”), in light of changing circumstances during the third quarter of 2005. As a result of that impairment charge and the recognition of available income tax benefits, the Company’s net income in 2005’s third quarter was reduced by $18 million, or $.16 of diluted earnings per share.

     For the nine-months ended September 30, 2006, net income was $626 million or $5.49 per diluted share, increases of 8% and 11%, respectively, from $577 million or $4.95 per diluted share during the similar period of 2005. Basic earnings per share were $5.62 for the first nine months of 2006, compared with $5.06 in the corresponding nine-month period of 2005.

     The annualized rate of return on the Company’s average total assets in the third quarter of 2006 was 1.49%, compared with 1.39% in the year-earlier quarter and 1.54% in 2006’s second quarter. The annualized rate of return on average common stockholders’ equity was 13.72% in the recently completed quarter, compared with 12.97% in the third quarter of 2005 and 14.35% in 2006’s second quarter. During the first nine months of 2006, the annualized rates of return on average assets and average common stockholders’ equity were 1.51% and 14.01%, respectively, compared with 1.43% and 13.37%, respectively, in the similar 2005 period.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of accounting for business combinations using the purchase method of accounting, the Company had recorded intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.2 billion at September 30, 2006 and $3.0 billion at each of September 30 and December 31, 2005. Included in such intangible assets at September 30, 2006, September 30, 2005 and December 31, 2005 was goodwill of $2.9 billion. Amortization of core deposit and other intangible assets, after tax effect, totaled $12 million ($.10 per diluted share) during the third quarter of 2006, compared with $9 million ($.08 per diluted share) in the similar 2005 quarter and $7 million ($.06 per diluted share) in 2006’s second quarter. For each of the nine-month periods ended September 30, 2006 and 2005, amortization of core deposit and other intangible assets, after tax effect, totaled $27 million ($.23 per diluted share).

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

     Reflecting the impact of each year’s third quarter events described earlier, net operating income rose 12% to $223 million during the recent quarter from $200 million in the third quarter of 2005. Diluted net operating earnings per share for 2006’s third quarter were $1.96, up 14% from $1.72 in the year-earlier quarter. Net operating income and diluted net operating earnings per share were $222 million and $1.95, respectively, in the second quarter of 2006. For the first three quarters of 2006, net operating income and diluted net operating earnings per share were $656 million and $5.75, respectively, compared with $604 million and $5.18 in the corresponding 2005 period.

     Expressed as an annualized rate of return on average tangible assets, net operating income was 1.67% in the recent quarter, compared with 1.54% in the year-earlier quarter and 1.69% in the second quarter of 2006. Net operating income expressed as an annualized return on average tangible common equity was 30.22% in 2006’s third quarter, compared with 27.67% in the similar quarter of 2005 and 30.02% in 2006’s second quarter. For the nine-month period ended September 30, 2006, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of 1.67% and 29.86%, respectively, compared with 1.59% and 29.04%, respectively, in the corresponding period of 2005.

     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income increased 1% to $462 million in the third quarter of 2006 from $460 million in the similar quarter of 2005. Growth in taxable-equivalent net interest income resulting from a $1.8 billion, or 5% increase in average loan balances outstanding, to $41.7 billion from $39.9 billion in the third quarter of 2005, was offset by a decline in the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. The Company’s net interest margin was 3.68% in the third quarter of 2006 and 3.76% in the third quarter of 2005. Taxable-equivalent net interest income was $451 million in the second quarter of 2006. The increase in net interest income from the second quarter of 2006 to the recently completed quarter reflects a 2 basis point (hundredth of one percent) increase in net interest margin from 3.66% in 2006’s second quarter and a $730 million increase in average loans outstanding from $41.0 billion.

     For the first three quarters of 2006, taxable-equivalent net interest income was $1.37 billion, up 1% from $1.36 billion in the similar 2005 period. Similar to the circumstances described above, growth in average loans and leases of $1.8 billion, or 5%, was largely offset by the impact of a lower net interest margin, which declined 10 basis points to 3.69% during the first nine months of 2006 from 3.79% in the corresponding 2005 period.

     Higher average outstanding balances of commercial loans, commercial real estate loans and residential real estate loans were responsible for the recent quarter’s growth in average loans outstanding as compared with the third quarter of 2005 and the second quarter of 2006. As compared with the year-earlier quarter, during 2006’s third quarter, average commercial loan balances grew $939 million, or 9%, to $11.4 billion, while average commercial real estate loans increased $905 million, or 6%, to $15.3 billion, and average balances of residential real estate loans increased $785 million, or 18%, to $5.1 billion. Average outstanding consumer loan balances decreased $798 million to $10.0 billion in the third quarter of 2006 from $10.8 billion in the corresponding 2005 quarter, largely due to declines of $853 million in outstanding automobile loans and leases, the result of the Company’s decision to not extend such credit at unfavorable interest rates. Reflecting similar trends, increases in the average balances of commercial loans of $162 million, commercial real estate loans of $309 million, and residential real estate loans of $193 million contributed significantly to the $730 million growth in average loans outstanding from 2006’s second quarter to the third quarter. Average consumer loans outstanding increased $66 million or 1%, from 2006’s second quarter, reflecting growth in outstanding average balances of home equity lines of credit of $152 million or 4%, offset by a decline of $165 million, or 6%, in average automobile loan and lease balances. Approximately one-third of the aggregate increase in average loans from the second to third quarter of 2006 was due to the $269 million of loans obtained in the June 30, 2006 branch acquisition, including $57 million of commercial loans, $40 million of commercial real estate loans, $121 million of outstanding home equity line of credit balances and $51 million of other consumer loans. The following table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2006	2005	2006
Commercial, financial, etc.	$11,436	9%	1%
Real estate – commercial	15,256	6	2
Real estate – consumer	5,053	18	4
Consumer
Automobile	2,763	(24)	(6)
Home equity lines	4,291	5	4
Home equity loans	1,224	(1)	2
Other	1,687	(8)	3

Total consumer	9,965	(7)	1

Total	$41,710	5%	2%

     For the nine months ended September 30, 2006, average loans and leases totaled $41.1 billion, up 5% from $39.2 billion in the similar 2005 period. Growth in the commercial, commercial real estate and consumer real estate loan portfolios were each significant factors in the increase in average loans and leases outstanding, partially offset by lower average consumer loan balances.

     Investment securities averaged $7.9 billion in 2006’s third quarter, down 6% from $8.4 billion in the year-earlier quarter and 5% from $8.3 billion during 2006’s second quarter, largely the result of net paydowns and maturities of collateralized residential mortgage obligations. For the first nine months of 2006 and 2005, average investment securities were $8.2 billion and $8.5 billion, respectively. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing the investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination. The Company regularly reviews its investment securities for declines in value below amortized cost that might be other than temporary. As of September 30, 2006 and December 31, 2005, the Company concluded that such declines were temporary in nature.

     Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $241 million, $129 million and $149 million for the quarters ended September 30, 2006, September 30, 2005 and June 30, 2006, respectively. For the nine-month periods ended September 30, 2006 and 2005, such assets averaged $176 million and $108 million, respectively. The amount of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

     The changes described herein resulted in a rise in average earning assets of $1.4 billion, or 3%, to $49.8 billion in the recent quarter from $48.4 billion in the third quarter of 2005. Average earning assets were $49.4 billion in the second quarter of 2006 and totaled $49.5 billion and $47.9 billion for the nine-month periods ended September 30, 2006 and 2005, respectively.

     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Also included in core deposits are certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T. Core deposits averaged $28.7 billion in 2006’s third quarter, compared with $27.9 billion in the year-earlier quarter and $28.0 billion in 2006’s second quarter. The previously discussed June 30, 2006 branch acquisition added approximately $900 million of average core deposits to the recent quarter’s total. More notably, the rise in average balances of time deposits less than $100,000 in the current quarter as compared with the third quarter of 2005 was due largely to customer response to higher interest rates being offered on those products as market interest rates have risen. In contrast, average savings deposits have declined, as depositors seek higher interest rates on their deposits and shift deposit balances into time accounts. The following table provides an analysis of quarterly changes in the components of average core deposits. For the nine-month periods ended September 30, 2006 and 2005, core deposits averaged $28.2 billion and $27.9 billion, respectively.

AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2006	2005	2006
NOW accounts	$434	9%	(1)%
Savings deposits	14,393	(2)	1
Time deposits less than $100,000	6,290	32	6
Noninterest-bearing deposits	7,571	(5)	2

Total	$28,688	3%	2%

     Additional funding sources for the Company include domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $3.1 billion in the third quarter of 2006, compared with $1.8 billion and $2.9 billion in the year-earlier quarter and the second quarter of 2006, respectively. Offshore branch deposits, primarily comprised of balances of $100,000 or more, averaged $3.7 billion, $4.0 billion and $3.6 billion for the three-month periods ended September 30, 2006, September 30, 2005 and June 30, 2006, respectively. Average brokered time deposits were $3.6 billion in the recent quarter, compared with $2.9 billion in the third quarter of 2005 and $3.8 billion in 2006’s second quarter. At September 30, 2006, brokered time deposits totaled $3.2 billion and had a weighted-average remaining term to maturity of 10 months. Certain of those brokered time deposits have provisions that allow for early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $675 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $69 million during 2006’s third quarter, compared with $63 million and $65 million during the similar quarter of 2005 and second quarter of 2006, respectively. Offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

     The Company also uses borrowings from banks, securities dealers, the Federal Home Loan Banks of New York, Pittsburgh and Atlanta (together, the “FHLB”), and others as sources of funding. Short-term borrowings averaged $4.4 billion in the third quarter of 2006, compared with $4.8 billion in the corresponding 2005 quarter and $4.3 billion in 2006’s second quarter. Unsecured federal funds borrowings, which generally mature daily, included in short-term borrowings averaged $3.6 billion in the third quarter of 2006, $4.0 billion in the year-earlier quarter and $3.4 billion in the second quarter of 2006. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained daily from a wide variety of banks and other financial institutions. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company.

     Long-term borrowings averaged $5.7 billion in the recent quarter, compared with $6.4 billion and $5.9 billion in the third quarter of 2005 and the second quarter of 2006, respectively. Included in average long-term borrowings were amounts borrowed from the FHLB totaling $3.7 billion in each of the third quarters of 2006 and 2005, and $3.9 billion in 2006’s second quarter, and subordinated capital notes of $1.2 billion in each of those quarters. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $712 million in each of the two most recent quarters and $711 million in the third quarter of 2005. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements.

     Changes in the composition of the Company’s earning assets and interest-bearing liabilities as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.06% in the recent quarter, down from 3.30% in the year-earlier quarter. The yield on earning assets during 2006’s third quarter was 6.83%, up 89 basis points from 5.94% in the similar quarter of 2005, while the rate paid on interest-bearing liabilities increased 113 basis points to 3.77% from 2.64%. In the second quarter of 2006, the net interest spread was 3.07%, the yield on earning assets was 6.63% and the rate paid on interest-bearing liabilities was 3.56%. For the first nine months of 2006, the net interest spread was 3.10%, a decrease of 27 basis points from the year-earlier period. The yield on earning assets and the rate paid on interest-bearing liabilities were 6.64% and 3.54%, respectively, for the nine-month period ended September 30, 2006, compared with 5.72% and 2.35%, respectively, in the similar 2005 period. During the period from January 1, 2005 through June 30, 2006, the Federal Reserve raised its benchmark overnight federal funds target rate twelve times, each increase representing a 25 basis point increment over the previously effective target rate. Those interest rate increases resulted in a more rapid rise in rates paid on the interest-bearing liabilities, most notably short-term borrowings, than in yields on earning assets. The results of these conditions was a contraction of the net interest spread from the first quarter of 2005 through the third quarter of 2006.

     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $8.2 billion in the two most recent quarters, compared with $8.5 billion in the third quarter of 2005. During the first nine months of 2006 and 2005, average net interest-free funds were $8.2 billion and $8.6 billion, respectively. The decreases in average net interest-free funds in the 2006 periods as compared with the corresponding 2005 periods were due largely to lower noninterest-bearing deposit balances, a result of the higher interest rate environment. Goodwill and core deposit and other intangible assets averaged $3.2 billion during the third quarter of 2006, compared with $3.0 billion during each of the third quarter of 2005 and the second quarter of 2006. The cash surrender value of bank owned life insurance averaged $1.1 billion in the two most recent quarters, and $1.0 billion in the third quarter of 2005. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.”

     The contribution of net interest-free funds to the Company’s net interest margin was .62% in 2006’s third quarter, compared with .46% in the third quarter of 2005 and .59% in 2006’s second quarter. For the first three quarters of 2006 and 2005, the contribution of net interest-free funds to net interest margin was .59% and .42%, respectively. The increased contribution to net interest margin ascribed to interest-free funds in the three and nine months ended September 30, 2006 as compared with the prior periods resulted largely from the impact of higher interest rates on interest-bearing liabilities used to value such contribution.

     Reflecting the changes to net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.68% in the recent quarter, 8 basis points lower than 3.76% in the third quarter of 2005, but 2 basis points higher than 3.66% in the second quarter of 2006. During the nine-month periods ended September 30, of 2006 and 2005, the net interest margin was 3.69% and 3.79%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In general, the Company’s net interest margin has been declining since the Federal Reserve began raising interest rates in June 2004. Until the recent quarter, the only exceptions were a one basis point increase in net interest margin from 2004’s final quarter to the first quarter of 2005 due to the impact of two less days in 2005’s initial quarter and an increase in net interest margin of four basis points from 2005’s final quarter to the first quarter of 2006 that was largely due to higher fees associated with customer prepayments of commercial real estate loans and the impact of two less days in the first quarter of 2006. During 2006’s third quarter, the Federal Reserve held interest rates steady and the Company’s net interest margin stabilized. In addition, the impact of the June 30 branch acquisition added approximately three basis points to the recent quarter’s net interest margin.

     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $812 million as of September 30, 2006, $700 million as of September 30, 2005, $787 million as of June 30, 2006 and $652 million as of December 31, 2005. In general, under the terms of these swap agreements, the Company receives payments based on the outstanding notional amount of the swap agreements at fixed rates and makes payments at variable rates.

     As of September 30, 2006, all of the Company’s interest rate swap agreements entered into for interest-rate risk management purposes had been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended September 30, 2006 and 2005 and during the quarter ended June 30, 2006 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented losses of approximately $8 million and $18 million at September 30, 2006 and 2005, respectively, and a loss of $9 million at December 31, 2005. The fair values of such swap agreements were substantially offset by unrealized gains or losses on the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items resulted from the effects of changing interest rates.

     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 5.04% and 5.98%, respectively, at September 30, 2006. The average notional amounts of interest rate swap agreements and the related effect on net interest income and margin, and weighted-average interest rates paid or received on those swap agreements, are presented in the accompanying table.

INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended September 30
	2006		2005
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	1,677	.02	(802)	(.01)

Net interest income/margin	$(1,677)	(.01)%	$802	.01%

Average notional amount	$795,665		$694,565

Rate received**		5.22%		6.85%
Rate paid**		6.05%		6.39%

	Nine months ended September 30
	2006		2005
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	2,746	.01	(5,449)	(.02)

Net interest income/margin	$(2,746)	(.01)%	$5,449	.02%

Average notional amount	$754,420		$727,308

Rate received**		5.14%		6.80%
Rate paid**		5.63%		5.80%

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demand for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through FHLB borrowings, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s total capital as defined by federal regulations. As an additional source of funding, the Company maintains the already discussed $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC. M&T Auto Receivables I, LLC was formed for the purpose of borrowing $500 million in a revolving asset-backed structured borrowing with an unaffiliated conduit lender.

     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $3.6 billion, $3.3 billion and $4.0 billion at September 30, 2006, September 30, 2005 and December 31, 2005, respectively. In general, these borrowings were unsecured and matured on the following business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as alternatives to short-term borrowings.

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

     Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $46 million and $53 million at September 30, 2006 and 2005, respectively, and $58 million at December 31, 2005. The total amount of VRDBs outstanding backed by an M&T Bank letter of credit was $1.7 billion at September 30, 2006 and December 31, 2005, compared with $1.6 billion at September 30, 2005. M&T Bank also serves as remarketing agent for most of those bonds.

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

     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of this test, at September 30, 2006 approximately $286 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at September 30, 2006 or at December 31, 2005.

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

     The accompanying table as of September 30, 2006 and December 31, 2005 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	September 30, 2006	December 31, 2005
+200 basis points	$3,799	(7,178)
+100 basis points	7,876	(4,096)
-100 basis points	(7,459)	(5,733)
-200 basis points	(14,999)	(16,184)

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

     The notional amounts of interest rate contracts entered into for trading purposes totaled $8.0 billion at September 30, 2006, compared with $6.7 billion at each of September 30 and December 31, 2005. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $727 million, $897 million and $679 million at September 30, 2006, September 30, 2005 and December 31, 2005, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $176 million and $67 million, respectively, at September 30, 2006, $187 million and $79 million, respectively, at September 30, 2005, and $192 million and $77 million, respectively, at December 31, 2005. Included in trading account assets at September 30, 2006 were $43 million related to deferred compensation plans, compared with $41 million at each of September 30 and December 31, 2005. Changes in the fair value of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at each of September 30, 2006, September 30, 2005 and December 31, 2005 were $48 million of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in each of the second and third quarter of 2006 was $17 million, compared with $22 million in the third quarter of 2005. Net loan charge-offs were $17 million and $22 million in the quarters ended September 30, 2006 and 2005, respectively, and $10 million in 2006’s second quarter. Net charge-offs as an annualized percentage of average loans and leases were .16% in the recent quarter, compared with .21% in the third quarter of 2005 and .10% in the second quarter of 2006. For the nine-month periods ended September 30, 2006 and 2005, the provision for credit losses was $52 million and $65 million, respectively. Net charge-offs through September 30 were $43 million and $54 million in 2006 and 2005, respectively, representing an annualized .14% and .18% of average loans and leases. A summary of net charge–offs by loan type follows.

NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	2006
				Year
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date
Commercial, financial, etc.	$6,085	2,119	1,384	9,588
Real estate:
Commercial	86	249	(105)	230
Residential	473	696	2,431	3,600
Consumer	10,188	6,916	12,822	29,926

	$16,832	9,980	16,532	43,344

	2005
				Year
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date
Commercial, financial, etc.	$6,070	3,625	9,321	19,016
Real estate:
Commercial	(769)	(236)	(530)	(1,535)
Residential	492	425	597	1,514
Consumer	13,078	9,834	12,138	35,050

	$18,871	13,648	21,526	54,045

     Loans classified as nonperforming, consisting of nonaccrual and restructured loans, totaled $180 million or .43% of total loans and leases outstanding at September 30, 2006, compared with $166 million or .41% at September 30, 2005, $156 million or .39% at December 31, 2005, and $156 million or .38% at June 30, 2006. The increase in such loans as compared with the prior periods was due to the recent quarter addition of approximately $26 million of loans related to a single automobile dealer relationship.

     Loans past due 90 days or more and accruing interest were $112 million or .27% of total loans and leases at September 30, 2006, compared with $131 million or .32% a year earlier, $129 million or .32% at December 31, 2005 and $101 million or .24% at June 30, 2006. Those loans included $76 million, $107 million, $106 million and $79 million at September 30, 2006, September 30, 2005, December 31, 2005 and June 30, 2006, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased in order to reduce servicing costs associated with them, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. The outstanding principal balances of the repurchased loans were $58 million and $74 million at September 30, 2006 and 2005, respectively, $79 million at December 31, 2005 and $58 million at June 30, 2006. Also included in loans past due 90 days or more and accruing interest that were guaranteed by government-related entities were foreign commercial and industrial loans supported by the Export-Import Bank of the United States totaling $18 million at September 30, 2006, $30 million a year earlier, $26 million at December 31, 2005 and $21 million at June 30, 2006.

     Commercial loans and leases classified as nonperforming totaled $67 million at September 30, 2006, $39 million at each of September 30, 2005 and December 31, 2005, and $47 million at June 30, 2006.

     Nonperforming commercial real estate loans totaled $40 million at September 30, 2006, $55 million a year earlier, $44 million at December 31, 2005 and $37 million at June 30, 2005.

     Nonperforming residential real estate loans aggregated $30 million at September 30, 2006, $32 million at each of September 30, 2005 and June 30, 2006, and $29 million at December 31, 2005. Residential real estate loans past due 90 days or more and accruing interest totaled $81 million at September 30, 2006, compared with $90 million at September 30, 2005, and $96 million and $71 million at December 31, 2005 and June 30, 2006, respectively. As already discussed, a significant portion of such amounts relate to repurchased loans that are guaranteed by government-related entities.

     Nonperforming consumer loans and leases totaled $42 million at September 30, 2006, compared with $40 million a year earlier and at June 30, 2006, and $44 million at December 31, 2005. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .42% at the recent quarter-end and at December 31, 2005, .38% at September 30, 2005 and .40% at June 30, 2006.

     Assets acquired in settlement of defaulted loans totaled $14 million at each of June 30 and September 30, 2006, and $9 million at each of September 30 and December 31, 2005.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2006 Quarters			2005 Quarters
	Third	Second	First	Fourth	Third
Nonaccrual loans	$162,933	140,626	127,934	141,067	154,768
Renegotiated loans	16,579	15,399	14,790	15,384	11,697

Total nonperforming loans	179,512	156,025	142,724	156,451	166,465
Real estate and other assets owned	13,920	13,805	9,588	9,486	8,624

Total nonperforming assets	$194,432	169,830	152,312	165,937	175,089

Accruing loans past due 90 days or more*	$112,090	101,001	109,287	129,403	130,944

Government guaranteed loans included in totals above
Nonperforming loans	$13,655	13,542	13,804	13,845	14,932
Accruing loans past due 90 days or more	76,050	79,272	85,775	105,508	106,596

Nonperforming loans to total loans and leases, net of unearned discount	.43%	.38%	.35%	.39%	.41%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.46%	.41%	.37%	.41%	.43%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.27%	.24%	.27%	.32%	.32%

*	Predominately residential mortgage loans.

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

     Management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2006 in light of (i) the sluggish pace of economic growth in many of the markets served by the Company; (ii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; and (iii) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies. Although the national economy has experienced moderate growth in 2006 with inflation being reasonably well contained, concerns exist about the level of energy prices; a weakening housing market; Federal Reserve positioning of monetary policy; the underlying impact of businesses’ operations and abilities to repay loans resulting from rising interest rates; sluggish job creation, which could cause consumer spending to slow; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and moderate loan demand in many market areas served by the Company.

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

     Management believes that the allowance for credit losses at September 30, 2006 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $646 million, or 1.54% of total loans and leases at September 30, 2006, compared with $638 million or 1.58% at each of September 30 and December 31, 2005, and $646 million or 1.55% at June 30, 2006. The ratio of the allowance for credit losses to nonperforming loans was 360% at the most recent quarter-end, compared with 383% a year earlier, 408% at December 31, 2005 and 414% at June 30, 2006. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $274 million in the third quarter of 2006, up 24% from $221 million in the similar quarter of 2005 and 4% higher than $263 million in the second quarter of 2006. The increase from the prior year’s third quarter was largely the result of the previously discussed $13 million gain in the recent quarter from the accelerated recognition of a purchase accounting premium related to a call of an FHLB borrowing assumed in an acquisition and the $29 million charge during 2005’s third quarter for the other-than-temporary declines in value of preferred stock of FNMA and FHLMC. The increase from the immediately preceding quarter was the result of the $13 million gain from the call of the FHLB borrowing and higher service charges on deposit accounts, partially offset by a decrease in mortgage banking revenues.

     Mortgage banking revenues totaled $37 million in the recent quarter, up from $35 million in the third quarter of 2005, but lower than $42 million in the second quarter of 2006. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.

     Residential mortgage banking revenues, consisting of gains from sales of residential mortgage loans and loan servicing rights, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, totaled $30 million in the recent quarter, up from $27 million in the year-earlier period, but down from $35 million in the second quarter of 2006. Residential mortgage loans originated for sale to other investors were approximately $1.5 billion during the third quarter of 2006, compared with $2.5 billion in the third quarter of 2005 and $1.9 billion in the second quarter of 2006. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated $12 million in the recently completed quarter, compared with $11 million in the third quarter of 2005 and $16 million in 2006’s second quarter.

     Revenues from servicing residential mortgage loans for others were $16 million in the two most recent quarters, compared with $14 million in the third quarter of 2005. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $4 million in each of the two most recent quarters and $2 million in the third quarter of 2005. Residential mortgage loans serviced for others were $16.2 billion at September 30, 2006, $14.4 billion a year earlier and $15.6 billion at December 31, 2005, including the small balance commercial mortgage loans noted above of approximately $2.8 billion and $1.9 billion at September 30, 2006 and 2005, respectively, and $2.4 billion at December 31, 2005. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $149 million at September 30, 2006, compared with $126 million at September 30, 2005 and $140 million at December 31, 2005. Included in capitalized residential mortgage servicing assets were $32 million at September 30, 2006, $16 million a year earlier and $23 million at December 31, 2005 of purchased servicing rights associated with the small balance commercial mortgage loans noted above.

     Loans held for sale that were secured by residential real estate totaled $1.4 billion and $1.8 billion at September 30, 2006 and 2005, respectively, and $1.2 billion at December 31, 2005. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $1.2 billion and $676 million, respectively, at September 30, 2006, $1.9 billion and $832 million, respectively, at September 30, 2005 and $923 million and $352 million, respectively, at December 31, 2005. Net unrealized losses on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were approximately $1 million at September 30, 2006, $2 million a year earlier and $5 million at December 31, 2005. Changes in such net unrealized losses are recorded in mortgage banking revenues and resulted in a net decrease in revenues of $1 million in the third quarter of 2006, compared with decreases of $3 million during each of 2005’s third quarter and the second quarter of 2006.

     Commercial mortgage banking revenues in the two most recent quarters were $7 million, compared with $8 million in 2005’s third quarter. Revenues from commercial mortgage loan origination and sales activities were $3 million in each of the third quarters of 2006 and 2005, compared with $4 million in the quarter ended June 30, 2006. Commercial mortgage loan servicing revenues were $4 million in the third quarter of 2006, compared with $5 million in the third quarter of 2005 and $3 million in 2006’s second quarter. Capitalized commercial mortgage servicing assets totaled $20 million at September 30, 2006, and $21 million at each of September 30, 2005 and December 31, 2005. Commercial mortgage loans held for sale at September 30, 2006 and 2005 were $70 million and $104 million, respectively, and $199 million at December 31, 2005.

     Service charges on deposit accounts increased 6% to $100 million in the third quarter of 2006 from $95 million in the year-earlier quarter and were 5% higher than $96 million in the second quarter of 2006. The increases from the prior periods were largely due to higher overdraft and debit card interchange fees. Trust income totaled $35 million in the two most recent quarters, compared with $34 million in last year’s third quarter. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $15 million in the third quarter of 2006 and $14 million in each of the third quarter of 2005 and second quarter of 2006. Trading account and foreign exchange activity resulted in gains of $5 million during the third quarter of 2006 and $6 million in each of the third quarter of 2005 and second quarter of 2006. Gains from bank investment securities were $1 million during the third quarter of 2006, compared with losses of $28 million in the third quarter of 2005. The losses in 2005 include the previously noted $29 million charge for the other-than-temporary decline in value of FNMA and FHLMC preferred stock.

     Other revenues from operations aggregated $81 million in the recent quarter, compared with $66 million in 2005’s third quarter and $70 million in the second quarter of 2006. The increase in such revenues in the recent quarter as compared with the prior quarters resulted predominantly from the already discussed $13 million gain from the accelerated recognition of a purchase accounting premium related to a call of an FHLB borrowing assumed in a prior acquisition. Other revenues from operations included letter of credit and other credit-related fees of $20 million in the two most recent quarters and $19 million in the third quarter of 2005. Also included in other revenues from operations is tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received. Such income totaled $10 million in the recent quarter, $11 million in the year-earlier quarter and $14 million in 2006’s second quarter. Merchant discount and credit card fees totaled $8 million in each of the second and third quarters of 2006, compared with $7 million in the year-earlier quarter. Insurance-related sales commissions and other revenues aggregated $8 million in the quarters ended June 30, 2006 and September 30, 2006, compared with $6 million in the third quarter of 2005. The higher insurance-related revenues in the 2006 quarters as compared with the third quarter of 2005 was largely the result of the February 1, 2006 acquisition by M&T Bank of a commercial insurance and surety brokerage agency based in Maryland.

     Other income totaled $789 million in the first nine months of 2006, compared with $701 million in the corresponding 2005 period. The two largest factors in the rise in such income were the previously noted recent quarter’s

$13 million gain related to the call of an FHLB borrowing and the $29 million charge recognized in the third quarter of 2005 related to the other-than-temporary decline in value of the preferred stock of FNMA and FHLMC. Also contributing to the increase were higher mortgage banking revenues, service charges on deposit accounts and other revenues from operations.

     For the first three quarters of 2006, mortgage banking revenues totaled $113 million, up 13% from $100 million in the year-earlier period. Residential mortgage banking revenues increased 19% to $94 million during the nine-month period ended September 30, 2006 from $79 million in the corresponding 2005 period. Residential mortgage loans originated for sale to other investors were $4.8 billion in the first three quarters of 2006, compared with $5.4 billion in the similar 2005 period. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized unrealized gains on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated $40 million and $30 million during the nine-month periods ended September 30, 2006 and 2005, respectively. Revenues from servicing residential mortgage loans for others were $49 million and $43 million for the first three quarters of 2006 and 2005, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $10 million and $7 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Commercial mortgage banking revenues totaled $19 million during the first nine months of 2006, compared with $21 million in the comparable 2005 period.

     Service charges on deposit accounts were $285 million during the first nine months of 2006, up 3% from $276 million in the comparable 2005 period, while trust income aggregated $104 million, 4% higher than $100 million a year earlier. Brokerage services income increased 5% to $44 million during the first nine months of 2006 from $42 million in the similar 2005 period. Trading account and foreign exchange activity resulted in gains of $18 million and $17 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Gains from bank investment securities were $1 million during the first nine months of 2006, compared with losses of $28 million in the year-earlier period. The losses in 2005 include the previously noted $29 million charge for the other-than-temporary decline in value of FNMA and FHLMC preferred stock.

     Other revenues from operations rose to $225 million in the first three quarters of 2006 from $193 million in the comparable 2005 period. Included in other revenues from operations during the nine-month periods ended September 30, 2006 and 2005 were letter of credit and other credit-related fees of $59 million and $56 million, respectively, and income from bank owned life insurance of $38 million and $35 million, respectively. During the first three quarters of 2006 and 2005, merchant discount and credit card fees were $24 million and $21 million, respectively, and insurance-related sales commissions and other revenues totaled $23 million and $17 million, respectively. The higher insurance-related revenues in 2006 were predominantly a result of the previously-noted insurance agency acquisition. Also contributing to the year-over-year increase in other revenues from operations was the previously noted $13 million gain from the call of an FHLB borrowing and higher income from educational lending services, partially offset by lower revenues from commercial leasing activities and fees from providing automated teller machine services.

Other Expense

Other expense totaled $409 million in the third quarter of 2006, up 11% from $368 million in the year-earlier period, and 8% higher than $377 million in 2006’s second quarter. Included in the amounts noted above are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $20 million and $14 million in the third quarters of 2006 and 2005, respectively, and $11 million in the second 2006 quarter, and the branch acquisition-related expenses of $4 million and $1 million in the second and third quarters of 2006. There were no similar expenses in 2005. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $388 million in the recent quarter, compared with $354 million in the third quarter of 2005 and $362 million in the second quarter of 2006. The most significant contributor to the higher operating expenses in 2006’s third quarter as compared with the prior quarters was the $18 million charitable contribution noted earlier. Also contributing to the higher expense level in the third quarter of 2006 was an addition to the valuation allowance for impairment of capitalized residential mortgage servicing rights of $5 million. In contrast, partial reversals of the valuation allowance for capitalized servicing rights of $6 million and $8 million were recorded in the third quarter of 2005 and second quarter of 2006, respectively.

     Other expense for the nine-month period ended September 30, 2006 aggregated $1.17 billion, up $52 million or 5% from $1.12 billion in the corresponding 2005 period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $44 million in each of 2006 and 2005, and the branch acquisition-related expenses of $5 million in the first nine months of 2006. Exclusive of these nonoperating expenses, noninterest operating expenses through the first nine months of 2006 increased 4% to $1.12 billion from $1.07 billion in the comparable 2005 period. Higher costs for salaries and the $18 million charitable contribution already discussed were the main contributors to the higher expense level in the 2006 period, partially offset by net partial reversals of the valuation allowance for impairment of capitalized residential mortgage servicing rights of $10 million in 2006, compared with reversals of $5 million in 2005. Table 2 provides a reconciliation of other expense to noninterest operating expense.

     Salaries and employee benefits expense totaled $219 million in the third quarter of 2006, compared with $208 million in the corresponding 2005 quarter and $217 million in the second quarter of 2006. For the first nine months of 2006, salaries and employee benefits expense increased to $660 million from $619 million in the year-earlier period. The higher expense levels in the 2006 periods as compared with the 2005 periods were due largely to salaries-related costs, including the impact of merit pay increases awarded to employees, a higher level of full-time equivalent employees and higher stock-based compensation costs. Stock-based compensation totaled $11 million for each of the quarters ended September 30, 2006, September 30, 2005 and June 30, 2006, and $40 million and $34 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The higher levels of stock-based compensation in the first three quarters of 2006 were due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), effective January 1, 2006. As required, coincident with the adoption of SFAS No. 123R, the Company began accelerating the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarter of 2006 included $6 million that would otherwise have been recognized over the normal four year vesting period if not for the required adoption of SFAS No. 123R. That acceleration had no effect on the value of stock-based compensation awarded to employees. As of September 30, 2006, approximately $5 million of that $6 million amount would not yet have been recognized as expense if the normal four year vesting schedule had been used for purposes of expense recognition as allowed prior to the required adoption of SFAS No. 123R. The number of full-time equivalent employees was 12,815 at September 30, 2006, 12,770 at September 30, 2005, 12,780 at December 31, 2005 and 12,932 at June 30, 2006.

     Excluding the nonoperating expense items previously noted, nonpersonnel expense totaled $169 million in the third quarter of 2006, compared with $147 million in the corresponding quarter of 2005 and $145 million in the second quarter of 2006. Nonpersonnel expenses in 2006’s third quarter included the previously noted $18 million charitable contribution. Also contributing to the higher level of expenses in the recent quarter was a $5 million addition to the valuation allowance for the impairment of capitalized residential mortgage servicing rights. The addition to the valuation allowance reflects a decrease in the value of capitalized mortgage servicing rights resulting from lower residential mortgage interest rates at September 30, 2006 as compared with June 30, 2006. The lower interest rates resulted in increases in the expected rate of residential mortgage loan prepayments used in calculating the estimated fair value of capitalized servicing rights. In contrast, during the third quarter of 2005 and the second quarter of 2006, the Company recognized partial reversals of the valuation allowance for impairment of capitalized residential mortgage servicing rights of $6 million and $8 million, respectively. The reductions of the valuation allowance reflected the increases in value of capitalized mortgage servicing rights resulting from higher residential mortgage loan interest rates at the end of each of those quarters as compared with such rates at the immediately preceding quarter-end.

     Nonpersonnel operating expenses were $459 million during the first nine months of 2006 and $453 million during the similar period of 2005. The principal factor in the rise in expenses from 2005 to 2006 was the $18 million charitable contribution in 2006, offset, in part, by net partial reversals of the valuation allowance for impairment of capitalized residential mortgage servicing rights of $10 million in 2006 and $5 million in 2005.

     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses on bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 52.8% during the recent quarter, compared with 50.0% during the third quarter of 2005 and 50.7% in the second quarter of 2006. Were the recent quarter’s $18 million charitable contribution and the $13 million gain on the called borrowing with the FHLB excluded from the computation, the Company’s efficiency ratio during that quarter would have been 51.2%. The efficiency ratios for the nine months ended September 30, 2006 and 2005 were 52.0% and 51.4%, respectively. Noninterest operating expenses used in calculating the efficiency ratio do not include the amortization of core deposit and other intangible assets noted earlier. If charges for amortization of core deposit and other intangible assets were included, the ratio for the three-month periods ended September 30, 2006, September 30, 2005 and June 30, 2006 would have been 55.5%, 51.9% and 52.3%, respectively, and for the nine-month periods ended September 30, 2006 and 2005 would have been 54.0% and 53.5%, respectively.

Income Taxes

The provision for income taxes for each of the quarters ended September 30, 2006 and 2005 was $95 million, and for the quarter ended June 30, 2006 was $103 million, resulting in effective tax rates for those periods of 31.1%, 33.3% and 32.6%, respectively. The lower tax rate in the recent quarter as compared with the prior periods was the result of the previously noted $3 million reduction of income tax expense related to the favorable settlement of refund claims originally filed by Allfirst. The refunds received, consisting of income taxes and taxable interest, exceeded the amounts previously accrued for such items by $5 million (pre-tax). For the nine-month periods ended September 30, 2006 and 2005, the provision for income taxes was $294 million and $288 million, respectively, resulting in effective tax rates of 32.0% in 2006 and 33.3% in 2005.

Capital

Stockholders’ equity at September 30, 2006 totaled $6.2 billion and represented 10.91% of total assets, compared with $5.8 billion or 10.66% of total assets a year earlier and $5.9 billion or 10.66% at December 31, 2005. On a per share basis, stockholders’ equity was $55.58 at September 30, 2006, up from $51.81 and $52.39 at September 30 and December 31, 2005, respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $27.15 at September 30, 2006, compared with $25.42 a year earlier and $25.91 at December 31, 2005.

     Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale and minimum pension liability adjustments. Net unrealized losses on available for sale investment securities were $38 million, or $.34 per common share, at September 30, 2006, compared with unrealized losses of $33 million, or $.29 per share, at September 30, 2005 and $49 million, or $.43 per share, at December 31, 2005. Such unrealized losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. The minimum pension liability adjustment, net of applicable tax effect, reduced accumulated other comprehensive income by $49 million at September 30, 2006 and December 31, 2005, or by $.45 per share at September 30, 2006 and $.44 per share at December 31, 2005. A similar adjustment was $12 million at September 30, 2005, or $.11 per share.

     In November 2005, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. During the third quarter of 2006, 762,000 shares of common stock were repurchased by M&T pursuant to such plan at an average cost of $120.44 per share. Through September 30, 2006, M&T had repurchased 2,681,400 shares of common stock pursuant to such plan at an average cost of $113.31 per share.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. At September 30, 2006, core capital included $688 million of the trust preferred securities described in note 4 of Notes to Financial Statements, and total capital further included $902 million of subordinated notes.

     The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as an annualized percentage of regulatory “core capital” at the beginning of each period was 17.32% during the third quarter of 2006, compared with 16.90% in the similar quarter of 2005 and 17.00% in the second quarter of 2006.

     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of September 30, 2006 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
September 30, 2006

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Core capital	7.53%	7.13%	29.69%
Total capital	10.63%	10.32%	30.52%
Leverage	6.97%	6.64%	12.70%

Segment Information

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 5 of Notes to Financial Statements.

     Net income earned by the Commercial Banking segment was $55 million in the third quarter of 2006, up slightly from $54 million in the year-earlier quarter, but lower than the $58 million earned in the second quarter of 2006. The slight improvement from the third quarter of 2005 was due to a $10 million increase in net interest income, largely the result of improved contribution from deposit products and an 8% increase in loan balances outstanding, partially offset by lower noninterest income of $3 million and higher noninterest expenses of $3 million. The decline from the second quarter of 2006 was the result of a $5 million increase in the provision for credit losses, partially offset by higher net interest income of $3 million. For the nine-month period ended September 30, 2006, this segment contributed $169 million to net income, 3% above $164 million earned in the similar 2005 period. Higher net interest income in 2006 of $15 million and a lower provision for credit losses of $6 million were offset, in part, by a $5 million increase in personnel expenses and a decline in noninterest income of $4 million. The higher net interest income was predominantly the result of a wider net interest margin on deposits.

     The Commercial Real Estate segment’s net income for the recent quarter was $32 million, 22% lower than $41 million in the third quarter of 2005, but little changed from 2006’s second quarter. The decrease from the third quarter of 2005 was primarily due to lower net interest income of $12 million, largely the result of a 56 basis point decline in loan net interest margin. Net income for this segment declined to $98 million during the first nine months of 2006 from $108 million in the similar 2005 period, largely due to lower net interest income of $11 million, a $4 million decline in noninterest income and a $4 million increase in noninterest expenses. A 25 basis point decline in loan net interest margin contributed to the lower net interest income.

     The Discretionary Portfolio segment’s net income totaled $27 million in the third quarter of 2006, up from $11 million in the year-earlier quarter and $24 million in 2006’s second quarter. The favorable performance compared with last year’s third quarter was largely due to the previously noted $29 million non-cash, other-than-temporary impairment charge related to the preferred stock issuances of FNMA and FHLMC recorded in 2005’s third quarter and the recent quarter’s $13 million gain resulting from the accelerated recognition of a purchase accounting premium related to the call of an FHLB borrowing assumed in a previous acquisition. Partially offsetting these factors was a $12 million decrease in net interest income, predominantly the result of a 66 basis point decline in net interest margin on investment securities. As compared with the second quarter of 2006, the $13 million gain recognized on the called FHLB borrowing in 2006’s third quarter was offset, in part, by $3 million decreases in each of net interest income and other revenues from operations. Net contribution for this segment increased to $73 million for the first nine months of 2006 from $71 million in the corresponding 2005 period, with the impact of the preferred stock impairment charge in 2005 and the gain on the FHLB borrowing in 2006 being largely offset by lower net interest income of $34 million, resulting from a 71 basis point decrease in net interest margin on investment securities.

     Net income of the Residential Mortgage Banking segment was $10 million in the third quarter of 2006, down from $13 million in the corresponding quarter of last year and $19 million in the immediately preceding quarter. The lower net income in the recent quarter as compared with the prior quarters was the result of a $5 million addition to the capitalized mortgage servicing rights valuation allowance being recognized during the recent quarter, while reductions to such allowance of $4 million and $8 million were reflected in the results of 2005’s third quarter and the second quarter of 2006, respectively. Through September 30, 2006, net income for this segment totaled $44 million, up 40% from $32 million in the similar 2005 period. The improvement was due to a $20 million increase in revenues from loan origination, sales, and servicing activities and an $8 million increase in net interest income, partially offset by higher salaries and benefits expenses of $9 million. The increase in net interest income was attributable to a 43% increase in loan balances outstanding offset, in part, by a 78 basis point decrease in loan net interest margin. Partial reversals of the capitalized residential mortgage servicing rights valuation allowance of $10 million and $4 million were made during the first nine months of 2006 and 2005, respectively.

     The Retail Banking segment contributed net income of $110 million in the third quarter of 2006, up 28% from $86 million in the year-earlier quarter and 7% higher than $102 million earned in the second quarter of 2006. The increase from the third quarter of last year was largely due to higher net interest income of $37 million, the result of an increase in net interest margin attributed to deposit products. Higher service charges on deposit accounts of $6 million also contributed to the rise in net income. The favorable variance as compared with the second quarter of 2006 was largely due to a $21 million increase in revenues, the result of higher net interest income attributable to deposit products of $15 million and increased service charges on deposit accounts of $5 million. Partially offsetting the higher revenues were increases in net occupancy expenses of $5 million and the provision for credit losses of $4 million. For the first nine months of 2006, the Retail Banking segment’s earnings rose 25% to $305 million from $243 million in the year-earlier period. The favorable performance was due to an increase in net interest income of $84 million resulting largely from a 52 basis point rise in net interest margin attributable to deposit products. Also contributing to the favorable variance were a $13 million increase in deposit service charges and a $4 million decrease in the provision for credit losses.

     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $24 million in the third quarter of 2006, $14 million in the third quarter of 2005 and $22 million in the second quarter of 2006. For the first nine months of 2006 and 2005, the “All Other” segment reported net losses of $63 million and $41 million, respectively. The net losses resulted from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. The previously mentioned $18 million charitable contribution made by M&T Bank to The M&T Charitable Foundation is reflected in the “All Other” category’s results for the third quarter of 2006.

Recent Accounting Developments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company has not early-adopted the provisions of SFAS No. 155. As currently written, under SFAS No. 155 securities involving prepayable assets (e.g. mortgage-backed securities) that are issued from a securitization trust and that are obtained by an entity at a discount would be accounted for in one of two ways. Under the first allowable method, an entity would bifurcate the embedded derivative feature with respect to prepayment risk and record the bifurcated derivative at fair value. Subsequent changes in fair value of the bifurcated derivative would be reported in earnings. As an alternative, an entity could elect not to bifurcate the embedded derivative but instead record the entire security at fair value with subsequent changes in fair value of the security being reported in earnings. In recent redeliberations, the FASB has indicated its intention to issue new guidance to address this topic. In light of these developments, the Company is still evaluating the potential impact of adopting SFAS No. 155 as of January 1, 2007.

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

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and the effect of the measurements on earnings for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions generally should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is applied, with certain provisions required to be applied retrospectively. Many of the Company’s assets, liabilities and off-balance sheet positions are required to either be accounted for or disclosed using fair value as their relevant measurement attribute. Given the pervasiveness of fair value measurements throughout the Company’s financial statements, the Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its financial statements.

     Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize as an asset or liability in its balance sheet the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. The measurement of the funded status of a plan should be the date of a company’s year-end balance sheet. SFAS No. 158 requires the recognition of the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as a component of other comprehensive income. Some additional disclosures in the notes to financial statements are also required. An employer with publicly-traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after

December 15, 2006. Any required adjustment to the Company’s financial condition at December 31, 2006 will depend on the fair value of plan assets and the level of long-term interest rates at that date. As a result, the Company cannot precisely predict the impact that the adoption of SFAS No. 158 will have on its consolidated financial condition at December 31, 2006.

     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The evaluation of an uncertain tax position in accordance with FIN 48 is a two-step process. The first step is recognition, which requires a determination whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) for that fiscal year. The Company anticipates that the adoption of FIN 48 on January 1, 2007 will not have a material impact on its financial position, but may impact the recognition of income tax expense in future periods.

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

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 to require quantification of financial statement misstatements under both the “rollover approach” and the “iron curtain approach”. The “rollover approach” quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The “iron curtain approach” quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The provisions of SAB No. 108 must be applied to financial statements for fiscal years ending after November 15, 2006. The Company does not anticipate that the quantification of financial statement misstatements pursuant to the provisions of SAB No. 108 will result in any material impact to the Company’s financial statements at December 31, 2006.

     At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion – 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company has endorsement split-dollar life insurance policies that it inherited through certain acquisitions that are associated with employees who are no longer active, which it is currently in the process of evaluating to determine the impact of adoption of Issue 06-04.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2006 Quarters			2005 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$858,008	817,552	782,003	757,654	725,129	680,781	642,441
Interest expense	395,652	366,298	330,246	303,493	265,576	229,016	196,266

Net interest income	462,356	451,254	451,757	454,161	459,553	451,765	446,175
Less: provision for credit losses	17,000	17,000	18,000	23,000	22,000	19,000	24,000
Other income	273,902	262,602	252,931	248,604	221,494	245,362	234,258
Less: other expense	408,941	376,997	382,003	369,114	368,250	380,441	367,337

Income before income taxes	310,317	319,859	304,685	310,651	290,797	297,686	289,096
Applicable income taxes	94,775	102,645	97,037	101,113	95,348	96,589	95,686
Taxable-equivalent adjustment	5,172	4,641	4,731	4,553	4,375	4,263	4,120

Net income	$210,370	212,573	202,917	204,985	191,074	196,834	189,290

Per common share data
Basic earnings	$1.89	1.91	1.82	1.82	1.68	1.73	1.65
Diluted earnings	1.85	1.87	1.77	1.78	1.64	1.69	1.62
Cash dividends	$.60	.60	.45	.45	.45	.45	.40
Average common shares outstanding
Basic	111,047	111,259	111,693	112,529	113,530	113,949	114,773
Diluted	113,897	113,968	114,347	115,147	116,200	116,422	117,184

Performance ratios, annualized
Return on
Average assets	1.49%	1.54%	1.49%	1.48%	1.39%	1.46%	1.44%
Average common stockholders’ equity	13.72%	14.35%	13.97%	13.85%	12.97%	13.73%	13.41%
Net interest margin on average earning assets (taxable-equivalent basis)	3.68%	3.66%	3.73%	3.69%	3.76%	3.78%	3.83%
Nonperforming loans to total loans and leases, net of unearned discount	.43%	.38%	.35%	.39%	.41%	.46%	.46%
Efficiency ratio (a)	55.47%	52.29%	54.21%	52.49%	51.94%	54.58%	54.00%

Net operating (tangible) results (b)
Net income (in thousands)	$223,228	221,838	210,856	212,738	199,577	205,415	199,135
Diluted net income per common share	1.96	1.95	1.84	1.85	1.72	1.76	1.70
Annualized return on
Average tangible assets	1.67%	1.69%	1.64%	1.63%	1.54%	1.62%	1.61%
Average tangible common stockholders’ equity	30.22%	30.02%	29.31%	29.12%	27.67%	29.88%	29.67%
Efficiency ratio (a)	52.76%	50.70%	52.36%	50.69%	49.97%	52.56%	51.63%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$56,158	55,498	55,106	54,835	54,444	53,935	53,306
Total tangible assets (c)	53,004	52,522	52,130	51,860	51,461	50,944	50,305
Earning assets	49,849	49,443	49,066	48,833	48,447	47,931	47,240
Investment securities	7,898	8,314	8,383	8,302	8,439	8,593	8,573
Loans and leases, net of unearned discount	41,710	40,980	40,544	40,403	39,879	39,229	38,580
Deposits	39,158	38,435	37,569	37,006	36,708	36,245	35,282
Stockholders’ equity (c)	6,085	5,940	5,893	5,873	5,845	5,749	5,723
Tangible stockholders’ equity (c)	2,931	2,964	2,917	2,898	2,862	2,758	2,722

At end of quarter
Total assets (c)	$56,373	56,507	55,420	55,146	54,841	54,482	53,887
Total tangible assets (c)	53,227	53,345	52,443	52,176	51,863	51,495	50,891
Earning assets	49,950	49,628	49,281	48,852	48,691	48,341	47,853
Investment securities	7,626	7,903	8,294	8,400	8,230	8,320	8,679
Loans and leases, net of unearned discount	42,098	41,599	40,859	40,331	40,335	39,911	39,073
Deposits	39,079	38,514	38,171	37,100	37,199	37,306	36,293
Stockholders’ equity (c)	6,151	6,000	5,919	5,876	5,847	5,838	5,674
Tangible stockholders’ equity (c)	3,005	2,838	2,942	2,906	2,869	2,851	2,678
Equity per common share	55.58	54.01	53.11	52.39	51.81	51.20	49.78
Tangible equity per common share	27.15	25.55	26.41	25.91	25.42	25.00	23.49

Market price per common share
High	$124.21	119.40	117.29	112.50	112.50	107.28	108.04
Low	116.39	113.34	106.45	96.71	103.50	98.75	96.71
Closing	119.96	117.92	114.14	109.05	105.71	105.16	102.06

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2006 Quarters		2005 Quarters
	Third	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$210,370	212,573	202,917	204,985	191,074	196,834	189,290
Amortization of core deposit and other intangible assets (1)	12,154	6,921	7,939	7,753	8,503	8,581	9,845
Merger-related expenses (1)	704	2,344	—	—	—	—	—

Net operating income	$223,228	221,838	210,856	212,738	199,577	205,415	199,135

Earnings per share
Diluted earnings per common share	$1.85	1.87	1.77	1.78	1.64	1.69	1.62
Amortization of core deposit and other intangible assets (1)	.10	.06	.07	.07	.08	.07	.08
Merger-related expenses (1)	.01	.02	—	—	—	—	—

Diluted net operating earnings per share	$1.96	1.95	1.84	1.85	1.72	1.76	1.70

Other expense
Other expense	$408,941	376,997	382,003	369,114	368,250	380,441	367,337
Amortization of core deposit and other intangible assets	(19,936)	(11,357)	(13,028)	(12,703)	(13,926)	(14,055)	(16,121)
Merger-related expenses	(1,155)	(3,842)	—	—	—	—	—

Noninterest operating expense	$387,850	361,798	368,975	356,411	354,324	366,386	351,216

Merger-related expenses
Salaries and employee benefits	$305	510	—	—	—	—	—
Equipment and net occupancy	12	212	—	—	—	—	—
Printing, postage and supplies	141	14	—	—	—	—	—
Other costs of operations	697	3,106	—	—	—	—	—

Total	$1,155	3,842	—	—	—	—	—

Balance sheet data
In millions
Average assets
Average assets	$56,158	55,498	55,106	54,835	54,444	53,935	53,306
Goodwill	(2,909)	(2,909)	(2,907)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(281)	(107)	(112)	(115)	(128)	(142)	(157)
Deferred taxes	36	40	43	44	49	55	60

Average tangible assets	$53,004	52,522	52,130	51,860	51,461	50,944	50,305

Average equity
Average equity	$6,085	5,940	5,893	5,873	5,845	5,749	5,723
Goodwill	(2,909)	(2,909)	(2,907)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(281)	(107)	(112)	(115)	(128)	(142)	(157)
Deferred taxes	36	40	43	44	49	55	60

Average tangible equity	$2,931	2,964	2,917	2,898	2,862	2,758	2,722

At end of quarter
Total assets
Total assets	$56,373	56,507	55,420	55,146	54,841	54,482	53,887
Goodwill	(2,909)	(2,909)	(2,909)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(271)	(291)	(111)	(108)	(121)	(135)	(149)
Deferred taxes	34	38	43	42	47	52	57

Total tangible assets	$53,227	53,345	52,443	52,176	51,863	51,495	50,891

Total equity
Total equity	$6,151	6,000	5,919	5,876	5,847	5,838	5,674
Goodwill	(2,909)	(2,909)	(2,909)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(271)	(291)	(111)	(108)	(121)	(135)	(149)
Deferred taxes	34	38	43	42	47	52	57

Total tangible equity	$3,005	2,838	2,942	2,906	2,869	2,851	2,678

(1)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2006 Third Quarter			2006 Second Quarter			2006 First Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	Rate	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$11,436	$210,733	7.31%	11,274	197,945	7.04%	11,034	181,057	6.65%
Real estate — commercial	15,256	283,197	7.43	14,947	269,632	7.22	14,678	260,008	7.09
Real estate — consumer	5,053	81,833	6.48	4,860	76,377	6.29	4,601	71,097	6.18
Consumer	9,965	183,041	7.29	9,899	172,523	6.99	10,231	171,342	6.79

Total loans and leases, net	41,710	758,804	7.22	40,980	716,477	7.01	40,544	683,504	6.84

Interest-bearing deposits at banks	13	121	3.67	16	111	2.85	10	72	3.03
Federal funds sold and agreements to resell securities	136	2,487	7.23	30	405	5.36	31	378	4.88
Trading account	92	680	2.97	103	753	2.94	98	671	2.75
Investment securities**
U.S. Treasury and federal agencies	2,826	30,396	4.27	3,062	32,473	4.25	3,024	30,310	4.06
Obligations of states and political subdivisions	147	2,434	6.61	171	2,804	6.55	176	2,741	6.21
Other	4,925	63,086	5.08	5,081	64,529	5.09	5,183	64,327	5.03

Total investment securities	7,898	95,916	4.82	8,314	99,806	4.81	8,383	97,378	4.71

Total earning assets	49,849	858,008	6.83	49,443	817,552	6.63	49,066	782,003	6.46

Allowance for credit losses	(648)			(645)			(641)
Cash and due from banks	1,365			1,326			1,360
Other assets	5,592			5,374			5,321

Total assets	$56,158			55,498			55,106

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$434	960	.88	438	779	.71	409	659	.65
Savings deposits	14,463	51,816	1.42	14,254	47,579	1.34	14,335	43,557	1.23
Time deposits	13,016	152,571	4.65	12,699	139,032	4.39	11,870	118,058	4.03
Deposits at foreign office	3,674	48,244	5.21	3,598	43,798	4.88	3,383	36,803	4.41

Total interest-bearing deposits	31,587	253,591	3.19	30,989	231,188	2.99	29,997	199,077	2.69

Short-term borrowings	4,441	59,487	5.31	4,326	53,623	4.97	4,555	50,567	4.50
Long-term borrowings	5,660	82,574	5.79	5,930	81,487	5.51	6,293	80,602	5.19

Total interest-bearing liabilities	41,688	395,652	3.77	41,245	366,298	3.56	40,845	330,246	3.28

Noninterest-bearing deposits	7,571			7,446			7,572
Other liabilities	814			867			796

Total liabilities	50,073			49,558			49,213

Stockholders’ equity	6,085			5,940			5,893

Total liabilities and stockholders’ equity	$56,158			55,498			55,106

Net interest spread			3.06			3.07			3.18
Contribution of interest-free funds			.62			.59			.55

Net interest income/margin on earning assets		$462,356	3.68%		451,254	3.66%		451,757	3.73%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2005 Fourth Quarter			2005 Third Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$10,738	$169,192	6.25%	10,497	151,076	5.71%
Real estate — commercial	14,419	249,416	6.92	14,351	245,965	6.86
Real estate — consumer	4,674	70,567	6.04	4,268	63,940	5.99
Consumer	10,572	173,884	6.53	10,763	169,648	6.25

Total loans and leases, net	40,403	663,059	6.51	39,879	630,629	6.27

Interest-bearing deposits at banks	10	55	2.14	11	48	1.77
Federal funds sold and agreements to resell securities	19	210	4.29	24	226	3.79
Trading account	99	635	2.57	94	510	2.16
Investment securities**
U.S. Treasury and federal agencies	3,103	30,398	3.89	3,348	32,442	3.84
Obligations of states and political subdivisions	174	2,663	6.13	171	2,527	5.92
Other	5,025	60,634	4.79	4,920	58,747	4.74

Total investment securities	8,302	93,695	4.48	8,439	93,716	4.41

Total earning assets	48,833	757,654	6.16	48,447	725,129	5.94

Allowance for credit losses	(642)			(641)
Cash and due from banks	1,389			1,395
Other assets	5,255			5,243

Total assets	$54,835			54,444

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$421	711	.67	400	610	.60
Savings deposits	14,498	41,042	1.12	14,822	37,222	1.00
Time deposits	11,018	102,511	3.69	9,540	79,416	3.30
Deposits at foreign office	3,227	32,137	3.95	4,005	34,504	3.42

Total interest-bearing deposits	29,164	176,401	2.40	28,767	151,752	2.09

Short-term borrowings	4,625	46,992	4.03	4,779	42,192	3.50
Long-term borrowings	6,606	80,100	4.81	6,373	71,632	4.46

Total interest-bearing liabilities	40,395	303,493	2.98	39,919	265,576	2.64

Noninterest-bearing deposits	7,842			7,941
Other liabilities	725			739

Total liabilities	48,962			48,599

Stockholders’ equity	5,873			5,845

Total liabilities and stockholders’ equity	$54,835			54,444

Net interest spread			3.18			3.30
Contribution of interest-free funds			.51			.46

Net interest income/margin on earning assets		$454,161	3.69%		459,553	3.76%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert E. Sadler, Jr., President and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2006.

     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a)–(b) Not applicable.

     (c)

Issuer Purchases of Equity Securities
(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased (1)	(or Unit)	Programs	Programs (2)
July 1 – July 31, 2006	81,787	$116.80	77,500	3,003,100
August 1 – August 31, 2006	186,711	122.45	184,100	2,819,000
September 1 September 30, 2006	503,132	120.29	500,400	2,318,600

Total	771,630	$120.44	762,000

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	In November 2005, M&T announced a program to purchase up to 5,000,000 shares of its common stock.

Item 3. Defaults Upon Senior Securities.
             (Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.
             (None.)

Item 5. Other Information.
             (None.)

Item 6. Exhibits.

     The following exhibits are filed as a part of this report.

Exhibit
No.
10.1	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7, 1985. Filed herewith.

10.2	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Filed herewith.

10.3	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Filed herewith.

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 3, 2006	By:	/s/ René F. Jones

René F. Jones
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.
10.1	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7, 1985. Filed herewith.

10.2	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Filed herewith.

10.3	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.