Form 10-K
period 2006-12-31
M&T BANK CORP
filed 2007-02-23
CIK 36270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number 1-9861

M&T BANK CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-0968385
(State of incorporation)	(I.R.S. Employer Identification No.)

One M&T Plaza, Buffalo, New York (Address of principal executive offices)	14203 (Zip Code)

Registrant’s telephone number, including area code:
716-842-5445

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.50 par value	New York Stock Exchange

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

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2006: $8,297,538,556.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on January 31, 2007: 109,748,465 shares.

Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2006

CROSS-REFERENCE SHEET

		Form 10-K
		Page

PART I
Item 1. Business		4
Statistical disclosure pursuant to Guide 3
I.	Distribution of assets, liabilities, and stockholders’ equity; interest rates and interest differential
	A. Average balance sheets	36
	B. Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest-bearing liabilities	36
	C. Rate/volume variances	22
II.	Investment portfolio
	A. Year-end balances	20
	B. Maturity schedule and weighted average yield	63
	C. Aggregate carrying value of securities that exceed ten percent of stockholders’ equity	90
III.	Loan portfolio
	A. Year-end balances	20, 93
	B. Maturities and sensitivities to changes in interest rates	61
	C. Risk elements
	Nonaccrual, past due and renegotiated loans	48
	Actual and pro forma interest on certain loans	93-94
	Nonaccrual policy	86
	Loan concentrations	53
IV.	Summary of loan loss experience
	A. Analysis of the allowance for loan losses	47
	Factors influencing management’s judgment concerning the adequacy of the allowance and provision	47-53, 86
	B. Allocation of the allowance for loan losses	52
V.	Deposits
	A. Average balances and rates	36
	B. Maturity schedule of domestic time deposits with balances of $100,000 or more	64
VI.	Return on equity and assets	22, 31, 67
VII.	Short-term borrowings	99
Item 1A. Risk Factors		22-24
Item 1B. Unresolved Staff Comments		24
Item 2. Properties		24-25, 95-96
Item 3. Legal Proceedings		25
Item 4. Submission of Matters to a Vote of Security Holders		25

Executive Officers of the Registrant		25-26

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		26-29
	A. Principal market	26
	Market prices	75
	B. Approximate number of holders at year-end	20

Form 10-K
Page

C. Frequency and amount of dividends declared	21-22, 75, 84
D. Restrictions on dividends	6, 14-17, 102, 125, 127
E. Securities authorized for issuance under equity compensation plans	27-28
F. Performance graph	28
G. Repurchases of common stock	28-29
Item 6. Selected Financial Data	29
A. Selected consolidated year-end balances	20
B. Consolidated earnings, etc	21-22
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-76
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	77
Item 8. Financial Statements and Supplementary Data	77
A. Report on Internal Control Over Financial Reporting	78
B. Report of Independent Registered Public Accounting Firm	79-80
C. Consolidated Balance Sheet — December 31, 2006 and 2005	81
D. Consolidated Statement of Income — Years ended December 31, 2006, 2005 and 2004	82
E. Consolidated Statement of Cash Flows — Years ended December 31, 2006, 2005 and 2004	83
F. Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2006, 2005 and 2004	84
G. Notes to Financial Statements	85-130
H. Quarterly Trends	75
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	131
Item 9A. Controls and Procedures	131
A. Conclusions of principal executive officer and principal financial officer regarding disclosure controls and procedures	131
B. Management’s annual report on internal control over financial reporting	131
C. Attestation report of the registered public accounting firm	131
D. Changes in internal control over financial reporting	131
Item 9B. Other Information	131

PART III
Item 10. Directors, Executive Officers and Corporate Governance	131
Item 11. Executive Compensation	132
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	132
Item 13. Certain Relationships and Related Transactions, and Director Independence	132
Item 14. Principal Accountant Fees and Services	132

PART IV
Item 15. Exhibits and Financial Statement Schedules	132
SIGNATURES	133-134
EXHIBIT INDEX	135-139
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of the Registrant are located at One M&T Plaza, Buffalo, New York 14203. The Registrant was incorporated in November 1969. The Registrant and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2006 the Company had consolidated total assets of $57.1 billion, deposits of $39.9 billion and stockholders’ equity of $6.3 billion. The Company had 11,904 full-time and 1,448 part-time employees as of December 31, 2006.
At December 31, 2006, the Registrant had two wholly owned bank subsidiaries: M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”). The banks collectively offer a wide range of commercial banking, trust and investment services to their customers. At December 31, 2006, M&T Bank represented 99% of consolidated assets of the Company. M&T Bank operates branch offices in New York, Maryland, Pennsylvania, Virginia, West Virginia, Delaware and the District of Columbia.
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

Board of Directors; Management
At December 31, 2006, AIB held approximately 24.2% of the issued and outstanding shares of M&T common stock. In defining their relationship after the acquisition, M&T and AIB negotiated certain agreements regarding share ownership and corporate governance issues such as board representation, with the number of AIB’s representatives on the M&T and M&T Bank boards of directors being dependent upon the amount of M&T common stock held by AIB. M&T has the right to one seat on the AIB board of directors until AIB no longer holds at least 15% of the outstanding shares of M&T common stock. Pursuant to the Reorganization Agreement, AIB has the right to name four members to serve on the Boards of Directors of M&T and M&T Bank, each of whom must be reasonably acceptable to M&T (collectively, the “AIB Designees”). Further, one of the AIB Designees will serve on each of the Executive Committee, Nomination, Compensation and Governance Committee, and Audit and Risk Committee (or any committee or committees performing comparable functions) of the M&T board of directors. In order to serve, the AIB Designees must meet the requisite independence and expertise requirements prescribed under applicable law or stock exchange rules. In addition, the Reorganization Agreement provides that the board of directors of M&T Bank will include four members designated by AIB, each of whom must be reasonably acceptable to M&T.

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

The AIB Designees at December 31, 2006 were Michael D. Buckley, Colm E. Doherty, Richard G. King and Eugene J. Sheehy. Mr. Buckley serves as a member of the Executive Committee and the Nomination, Compensation and Governance Committee, and Mr. King serves as a member of the Audit and Risk Committee. Robert G. Wilmers, Chairman of the Board and Chief Executive Officer of M&T, is a member of the AIB board of directors.

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

The amended bylaws also provide that until the Sunset Date, the M&T board of directors may only take or make any recommendation to M&T’s shareholders regarding the following actions if the action has been approved by the Executive Committee (in the case of the first four items and sixth item below) or Nomination, Compensation and Governance Committee (in the case of the fifth item below)

and the members of such committee not voting in favor of the action do not include the AIB Designee serving on such committee and at least one other member of the committee who is not an AIB Designee:

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

Subsidiaries
M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2006, M&T Bank had 671 banking offices located throughout New York State, Pennsylvania, Maryland, Delaware, Virginia, West Virginia and the District of Columbia, plus a branch in George Town, Cayman Islands. As of December 31, 2006, M&T Bank had consolidated total assets of $56.4 billion, deposits of $39.9 billion and stockholder’s equity of $6.5 billion. The deposit liabilities of M&T Bank are insured by the FDIC through its Deposit Insurance Fund (“DIF”) of which, at December 31, 2006, $35.2 billion were assessable. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, northern Virginia and Washington, D.C., and on small and medium-size businesses based in those areas, although residential real estate loans are originated through lending offices in 22 states. In addition, the Company conducts lending activities in various states through other subsidiaries. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.
M&T Bank, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of M&T Bank, N.A. are insured by the FDIC through the DIF. The main office of M&T Bank, N.A. is located at 48 Main Street, Oakfield, New York 14125. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, primarily through direct mail and telephone marketing techniques. As of December 31, 2006, M&T Bank, N.A. had total assets of $511 million, deposits of $405 million and stockholder’s equity of $95 million.
M&T Life Insurance Company (“M&T Life Insurance”), a wholly owned subsidiary of M&T, was incorporated as an Arizona business corporation in January 1984. M&T Life Insurance is a captive credit reinsurer which reinsures credit life and accident and health insurance purchased by the Company’s consumer loan customers. As of December 31, 2006, M&T Life Insurance had assets of $33 million and stockholder’s equity of $27 million. M&T Life Insurance recorded revenues of $2 million during 2006. Headquarters of M&T Life Insurance are located at 101 North First Avenue, Phoenix, Arizona 85003.
M&T Credit Services, LLC (“M&T Credit”), a wholly owned subsidiary of M&T Bank, is a New York limited liability company formed in June 2004, but its operations can be traced to a predecessor company that was a wholly owned subsidiary of M&T Bank formed in 1994. M&T Credit is a credit and leasing company offering consumer loans and commercial loans and leases. Its headquarters are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203, and it has offices in Delaware, Massachusetts and Pennsylvania. As of December 31, 2006, M&T Credit had assets of $3.5 billion and stockholder’s equity of $477 million. M&T Credit recorded $193 million of revenue during 2006.
M&T Investment Company of Delaware, Inc. (“M&T Investment”), is a subsidiary of M&T Bank that was formed on November 17, 2004. M&T Investment owns all of the outstanding common stock and 88% of the preferred stock of M&T Real Estate Trust. As of December 31, 2006, M&T Investment had assets and stockholder’s equity of approximately $13.8 billion. Excluding dividends from M&T Real Estate Trust, M&T Investment realized $17 million of revenue in 2006. The headquarters of M&T Investment are located at 501 Silverside Road, Wilmington, Delaware 19809. Prior to January 17, 2007, M&T Investment had been a wholly owned subsidiary of M&T Investment Company, Inc., which had been a wholly owned subsidiary of M&T Bank. M&T Investment Company, Inc. owned 100% of the common stock of M&T Investment at December 31, 2006. Except for that investment holding, M&T Investment Company, Inc. was largely inactive during 2006. Effective January 17, 2007, M&T Investment Company, Inc. was dissolved. As a result, M&T Investment became a direct subsidiary of M&T Bank on that date.
M&T Lease, LLC (“M&T Lease”), a wholly owned subsidiary of M&T Bank, is a Delaware limited liability company formed in June 2004, but its operations can be traced to a predecessor company that was a wholly owned subsidiary of M&T Bank formed in 1994. M&T Lease is a consumer leasing company with headquarters at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2006, M&T Lease had assets of $68 million and stockholder’s equity of $44 million. M&T Lease recorded $7 million of revenue during 2006.
M&T Mortgage Corporation (“M&T Mortgage”) was a wholly owned mortgage banking subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1991. M&T Mortgage was merged into M&T Bank effective January 1, 2007. M&T Mortgage’s principal activities were comprised of the origination of residential mortgage loans and providing residential mortgage loan servicing to M&T Bank, M&T Bank, N.A. and others. M&T Mortgage operated throughout New York State, Maryland and Pennsylvania, and maintained offices in 19 other states. M&T Mortgage had assets of $2.8 billion and stockholder’s equity of $388 million as of December 31, 2006, and recorded approximately $347 million of revenue during 2006. Mortgage loans serviced by M&T Mortgage for non-affiliates totaled $16.7 billion at December 31, 2006.
M&T Mortgage Reinsurance Company, Inc. (“M&T Reinsurance”), a wholly owned subsidiary of M&T Bank, was incorporated as a Vermont business corporation in July 1999. M&T Reinsurance enters into reinsurance contracts with insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with M&T Mortgage-related mortgage loans. M&T Reinsurance receives a share of the premium for those policies in exchange for accepting a portion of the insurer’s risk of borrower default. M&T Reinsurance had assets of approximately $21 million and stockholder’s equity of approximately $20 million as of December 31, 2006, and recorded approximately $4 million of revenue during 2006. M&T Reinsurance’s principal and registered office is at 148 College Street, Burlington, Vermont 05401.
M&T Real Estate Trust (“M&T Real Estate”) is a Maryland Real Estate Investment Trust and is a subsidiary of M&T Investment. M&T Real Estate was formed through the merger of two separate subsidiaries, but traces its origin to M&T Real Estate, Inc., a New York business corporation incorporated in July 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank. As of December 31, 2006, M&T Real Estate had assets of $13.5 billion, common stockholder’s equity of $13.2 billion, and preferred stockholders’ equity, consisting of 9% fixed-rate preferred stock (par value $1,000), of $1 million. All of the outstanding common stock and 88% of the preferred stock of M&T Real Estate is owned by M&T Investment. The remaining 12% of M&T Real Estate’s outstanding preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $864 million of revenue in 2006. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.
M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multi-family commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2006 M&T Realty Capital serviced $4.9 billion of commercial mortgage loans for non-affiliates and had assets of $111 million and stockholder’s equity of $37 million. M&T Realty Capital recorded revenues of $35 million in 2006. The headquarters of M&T Realty Capital are located at 25 South Charles Street, Baltimore, Maryland 21202.
M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended. M&T Securities is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2006, M&T

Securities had assets of $43 million and stockholder’s equity of $28 million. M&T Securities recorded $83 million of revenue during 2006. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.
M&T Insurance Agency, Inc. (“M&T Insurance Agency”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. M&T Insurance Agency provides insurance agency services principally to the commercial market. As of December 31, 2006, M&T Insurance Agency had assets of $28 million and stockholder’s equity of $22 million. M&T Insurance Agency recorded revenues of $10 million during 2006. The headquarters of M&T Insurance Agency are located at 334 Delaware Avenue, Buffalo, New York 14202. On February 1, 2006, M&T Insurance Agency acquired Hess Egan Hagerty & L’Hommedieu, Inc. (“Hess Egan”), a commercial insurance and surety brokerage agency based in Chevy Chase, Maryland with additional offices in Pennsylvania and New Jersey. As of December 31, 2006, Hess Egan had assets of $26 million, stockholder’s equity of $13 million, and recorded revenues of $8 million during the eleven months ended December 31, 2006. Hess Egan was merged into M&T Insurance Agency effective January 1, 2007.
M&T Auto Receivables I, LLC (“M&T Auto Receivables”), a wholly owned subsidiary of M&T Bank, was formed as a Delaware limited liability company in May 2002. M&T Auto Receivables is a special purpose entity whose activities are generally restricted to purchasing and owning automobile loans for the purpose of securing a revolving asset-backed structured borrowing. M&T Auto Receivables had assets of $565 million and stockholder’s equity of $64 million as of December 31, 2006, and recorded approximately $32 million of revenue during 2006. M&T Auto Receivables’ registered office is at 1209 Orange Street, Wilmington, Delaware 19801.
MTB Investment Advisors, Inc. (“MTB Investment Advisors”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation on June 30, 1995. MTB Investment Advisors serves as investment advisor to the MTB Group of Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2006, MTB Investment Advisors had assets of $33 million and stockholder’s equity of $29 million. MTB Investment Advisors recorded revenues of $43 million in 2006. The headquarters of MTB Investment Advisors are located at 100 East Pratt Street, Baltimore, Maryland 21202.
The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and stockholders’ equity at December 31, 2006.

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
The only activities that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in any of the last three years were lending transactions and service charges on deposit accounts. The amount of income from such sources during those years is set forth on the Company’s Consolidated Statement of Income filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

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
Under the “cross-guarantee” provisions of the FDI Act, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by the DIF of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Thus, any insured depository institution subsidiary of M&T could incur liability to the FDIC in the event of a default of another insured depository institution owned or controlled by M&T. The FDIC’s claim under the cross-guarantee provisions is superior to claims of stockholders of the insured depository institution or its holding company and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the DIF.

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
The Federal Reserve Board, the FDIC and the OCC have also imposed a leverage standard to supplement their risk-based ratios. This leverage standard focuses on a banking institution’s ratio of Tier 1 capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4% to 5%. As reflected in the table in note 22 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” the risk-based capital ratios and leverage ratios of the Registrant, M&T Bank and M&T Bank, N.A. as of December 31, 2006 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.
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
Depository institutions that are not “well capitalized” or “adequately capitalized” and have not received a waiver from the FDIC are prohibited from accepting or renewing brokered deposits. As of December 31, 2006, M&T Bank had approximately $2.8 billion of brokered deposits, while M&T Bank, N.A. did not have any brokered deposits at that date.
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

FDIC Deposit Insurance Assessments
In February 2006, The Federal Deposit Insurance Reform Act of 2005 and The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively the “Reform Act”) were signed into law. The Reform Act provided for the merging of the Bank Insurance Fund and Savings Association Insurance Fund into the new DIF, effective March 31, 2006.
As institutions with deposits insured by the DIF, M&T Bank and M&T Bank, N.A. are subject to FDIC deposit insurance assessments. Under the provisions of the Reform Act, the regular insurance assessments to be paid by insured institutions are specified in schedules issued by the FDIC that specify a target reserve ratio designed to maintain the reserve ratio of between 1.15% and 1.50% of estimated insured deposits.
Under the Reform Act, the FDIC has modified its risk-based deposit premium assessment system under which each depository institution is placed in one of four assessment categories based on the institution’s capital classification under the prompt corrective action provisions described above, and an institution’s long-term debt issuer ratings. Effective January 1, 2007, the adjusted assessment rates for insured institutions under the modified system range from .05% to .43% depending upon the assessment category into which the insured institution is placed. Under the previous assessment system, the adjusted assessment rates ranged from .00% to .27%. Neither of the Company’s bank subsidiaries paid regular insurance assessments to the FDIC in 2006.
The Reform Act provides for a one-time assessment credit for eligible insured depository institutions (those institutions that were in existence on December 31, 1996 and paid a deposit insurance assessment prior to that date, or are a successor to any such institution). The credit is determined based on the assessment base of the institution as of December 31, 1996 as compared with the combined aggregate assessment base of all eligible institutions as of that date. The credit may be used to offset up to 100% of the 2007 DIF assessment, and if not completely used in 2007, may be applied to not more than 90% of each of the aggregate 2008, 2009 and 2010 DIF assessments.
In addition to insurance fund assessments, beginning in 1997 the FDIC assessed deposits to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annualized rate established by the FDIC is 1.22 basis points (hundredths of one percent).
The insurance assessments under the Reform Act are not expected to have a significant adverse impact on the results of operations and capital of M&T Bank or M&T Bank, N.A. in 2007 or 2008. However, any significant increases in assessment rates or additional special assessments by the FDIC could have an adverse impact on the results of operations and capital of M&T Bank or M&T Bank, N.A.

Consumer Protection Laws
In connection with their respective lending and leasing activities, M&T Bank, certain of its subsidiaries, and M&T Bank, N.A. are each subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.
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

Regulatory Impact of M&T’s Relationship With AIB
As described above under the caption “Relationship With Allied Irish Banks, p.l.c.,” AIB owns approximately 24.2% of the issued and outstanding shares of M&T common stock and has representation on the M&T and M&T Bank boards of directors. As a result, AIB has become M&T’s bank holding company under the BHCA and the Banking Law and AIB’s relationship with M&T is subject to the statutes and regulations governing bank holding companies described above. Among other things, AIB will have to join M&T in applications by M&T for acquisitions and new activities. The Reorganization Agreement requires AIB to join in such applications at M&T’s request, subject to certain limitations. In addition, because AIB is regulated by the Central Bank of Ireland (the “CBI”), the CBI may assert jurisdiction over M&T as a company controlled by AIB. Additional discussion of the regulatory implications of the Allfirst acquisition for M&T is set forth above under the caption “Certain Post-Closing Bank Regulatory Matters.”

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

Other Information
Through a link on the Investor Relations section of M&T’s website at www.mandtbank.com, copies of M&T’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. Copies of such reports and other information are also available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 13th Floor, Buffalo, NY 14203-2399 (Telephone: (716) 842-5445).

Corporate Governance
M&T’s Corporate Governance Standards and the following corporate governance documents are also available on M&T’s website at the Investor Relations link: Disclosure Policy; Executive Committee Charter; Nomination, Compensation and Governance Committee Charter; Audit Committee Charter; Financial Reporting and Disclosure Controls and Procedures Policy; Code of Ethics for CEO and Senior Financial Officers; Code of Business Conduct and Ethics; and Employee Complaint Procedures for Accounting and Auditing Matters. Copies of such governance documents are also available, free of charge, to any person who requests them. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 13th Floor, Buffalo, NY 14203-2399 (Telephone: (716) 842-5445).

Statistical Disclosure Pursuant to Guide 3
See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K. Additional information is included in the following tables.

Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

	2006	2005	2004	2003	2002
	(In thousands)

Interest-bearing deposits at banks	$6,639	$8,408	$10,242	$13,194	$7,856
Federal funds sold	19,458	11,220	28,150	21,220	9,290
Resell agreements	100,000	—	1,026	1,068	311,069
Trading account	136,752	191,617	159,946	214,833	51,628
Investment securities
U.S. Treasury and federal agencies	2,381,584	3,016,374	3,965,110	3,398,547	1,209,180
Obligations of states and political subdivisions	130,207	181,938	204,792	249,193	256,023
Other	4,739,807	5,201,852	4,304,717	3,611,410	2,489,947

Total investment securities	7,251,598	8,400,164	8,474,619	7,259,150	3,955,150
Loans and leases
Commercial, financial, leasing, etc.	11,896,556	11,105,827	10,169,695	9,406,399	5,399,738
Real estate — construction	3,453,981	2,335,498	1,797,106	1,537,880	1,001,553
Real estate — mortgage	17,940,083	16,636,557	15,538,227	13,932,731	12,010,464
Consumer	9,916,334	10,475,809	11,139,594	11,160,588	7,525,187

Total loans and leases	43,206,954	40,553,691	38,644,622	36,037,598	25,936,942
Unearned discount	(259,657)	(223,046)	(246,145)	(265,163)	(209,158)
Allowance for credit losses	(649,948)	(637,663)	(626,864)	(614,058)	(436,472)

Loans and leases, net	42,297,349	39,692,982	37,771,613	35,158,377	25,291,312
Goodwill	2,908,849	2,904,081	2,904,081	2,904,081	1,097,553
Core deposit and other intangible assets	250,233	108,260	165,507	240,830	118,790
Real estate and other assets owned	12,141	9,486	12,504	19,629	17,380
Total assets	57,064,905	55,146,406	52,938,721	49,826,081	33,201,181
Noninterest-bearing deposits	7,879,977	8,141,928	8,417,365	8,411,296	4,072,085
NOW accounts	940,439	901,938	828,999	1,738,427	1,029,060
Savings deposits	14,169,790	13,839,150	14,721,663	14,118,521	9,156,678
Time deposits	11,490,629	11,407,626	7,228,514	6,637,249	6,246,384
Deposits at foreign office	5,429,668	2,809,532	4,232,932	2,209,451	1,160,716

Total deposits	39,910,503	37,100,174	35,429,473	33,114,944	21,664,923
Short-term borrowings	3,094,214	5,152,872	4,703,664	4,442,246	3,429,414
Long-term borrowings	6,890,741	6,196,994	6,348,559	5,535,425	4,497,374
Total liabilities	50,783,810	49,270,020	47,209,107	44,108,871	29,992,702
Stockholders’ equity	6,281,095	5,876,386	5,729,614	5,717,210	3,208,479

Table 2

STOCKHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2006	2005	2004	2003	2002

Stockholders	10,084	10,437	10,857	11,258	11,587
Employees	13,352	13,525	13,371	14,000	9,197
Offices	736	724	713	735	493

Table 3

CONSOLIDATED EARNINGS

	2006	2005	2004	2003	2002
	(In thousands)

Interest income
Loans and leases, including fees	$2,927,411	$2,420,660	$1,974,469	$1,897,701	$1,670,412
Deposits at banks	372	169	65	147	76
Federal funds sold	1,670	807	123	122	81
Resell agreements	3,927	1	11	1,753	4,374
Trading account	2,446	1,544	375	592	202
Investment securities
Fully taxable	363,401	351,423	309,141	210,968	148,221
Exempt from federal taxes	14,866	14,090	14,548	15,282	18,733

Total interest income	3,314,093	2,788,694	2,298,732	2,126,565	1,842,099

Interest expense
NOW accounts	3,461	2,182	1,802	3,613	3,900
Savings deposits	201,543	139,445	92,064	102,190	107,281
Time deposits	551,514	294,782	154,722	159,700	237,001
Deposits at foreign office	178,348	120,122	43,034	14,991	8,460
Short-term borrowings	227,850	157,853	71,172	49,064	52,723
Long-term borrowings	333,836	279,967	201,366	198,252	185,149

Total interest expense	1,496,552	994,351	564,160	527,810	594,514

Net interest income	1,817,541	1,794,343	1,734,572	1,598,755	1,247,585
Provision for credit losses	80,000	88,000	95,000	131,000	122,000

Net interest income after provision for credit losses	1,737,541	1,706,343	1,639,572	1,467,755	1,125,585

Other income
Mortgage banking revenues	143,181	136,114	124,353	149,105	116,408
Service charges on deposit accounts	380,950	369,918	366,301	309,749	167,531
Trust income	140,781	134,679	136,296	114,620	60,030
Brokerage services income	60,295	55,572	53,740	51,184	43,261
Trading account and foreign exchange gains	24,761	22,857	19,435	15,989	2,860
Gain (loss) on bank investment securities	2,566	(28,133)	2,874	2,487	(608)
Other revenues from operations	293,318	258,711	239,970	187,961	122,449

Total other income	1,045,852	949,718	942,969	831,095	511,931

Other expense
Salaries and employee benefits	873,353	822,239	806,552	740,324	496,990
Equipment and net occupancy	168,776	173,689	179,595	170,623	107,822
Printing, postage and supplies	33,956	33,743	34,476	36,985	25,378
Amortization of core deposit and other intangible assets	63,008	56,805	75,410	78,152	51,484
Other costs of operations	412,658	398,666	419,985	422,096	279,937

Total other expense	1,551,751	1,485,142	1,516,018	1,448,180	961,611

Income before income taxes	1,231,642	1,170,919	1,066,523	850,670	675,905
Income taxes	392,453	388,736	344,002	276,728	219,153

Net income	$839,189	$782,183	$722,521	$573,942	$456,752

Dividends declared — Common	$249,817	$198,619	$187,669	$135,423	$96,858

Table 4

COMMON SHAREHOLDER DATA

	2006	2005	2004	2003	2002

Per share
Net income
Basic	$7.55	$6.88	$6.14	$5.08	$4.94
Diluted	7.37	6.73	6.00	4.95	4.78
Cash dividends declared	2.25	1.75	1.60	1.20	1.05
Stockholders’ equity at year-end	56.94	52.39	49.68	47.55	34.82
Tangible stockholders’ equity at year-end	28.57	25.91	23.62	21.97	22.04
Dividend payout ratio	29.79%	25.42%	26.00%	23.62%	21.24%

Table 5

CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2006 Compared with 2005			2005 Compared with 2004
	Total	Resulting from Changes in:		Total	Resulting from Changes in:
	Change	Volume	Rate	Change	Volume	Rate
	(Increase (decrease) in thousands)

Interest income
Loans and leases, including fees	$508,777	121,931	386,846	$446,762	133,491	313,271
Deposits at banks	203	39	164	104	(15)	119
Federal funds sold and agreements to resell securities	4,789	3,495	1,294	674	392	282
Trading account	902	204	698	1,126	301	825
Investment securities
U.S. Treasury and federal agencies	(12,859)	(24,339)	11,480	(24,425)	(26,869)	2,444
Obligations of states and political subdivisions	(637)	(1,479)	842	(4,157)	(2,415)	(1,742)
Other	26,580	8,545	18,035	69,859	56,376	13,483

Total interest income	$527,755			$489,943

Interest expense
Interest-bearing deposits
NOW accounts	$1,279	216	1,063	$380	(594)	974
Savings deposits	62,098	(4,684)	66,782	47,381	(2,601)	49,982
Time deposits	256,732	124,211	132,521	140,060	58,514	81,546
Deposits at foreign office	58,226	(6,908)	65,134	77,088	11,031	66,057
Short-term borrowings	69,997	(12,406)	82,403	86,681	(3,668)	90,349
Long-term borrowings	53,869	(18,229)	72,098	78,601	21,319	57,282

Total interest expense	$502,201			$430,191

(a)	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A.	Risk Factors.

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
Credit Risk — Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company’s commercial real estate loan portfolio, real estate valuations, in particular. Other factors that can influence the Company’s credit loss experience, in addition to general economic conditions and borrowers’ specific abilities to repay loans, include: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (iii) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. Although the national economy experienced moderate growth in 2006 with inflation being reasonably well contained, concerns exist about the level and volatility of energy prices; a weakening housing market, particularly concerns about over-valued real estate; Federal Reserve positioning of monetary policy; the underlying impact on businesses’ operations and abilities to repay loans resulting from a higher level of interest rates; sluggish job creation, which could cause consumer spending to slow; continued stagnant population growth in the upstate New York and central Pennsylvania regions; continued slowing of domestic automobile sales; and modest loan demand in many market areas served by the Company. All of these factors can affect the Company’s credit loss experience. To help manage credit risk, the Company maintains a detailed credit policy and utilizes various committees that include members of senior management to approve significant extensions of credit. The Company also maintains a credit review department that regularly reviews the Company’s loan and lease portfolios to ensure compliance with established credit policy. The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio.
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

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 278,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 78% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2006, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $5.2 million.
In September 1992, M&T Bank acquired an additional facility in Buffalo, New York with approximately 365,000 rentable square feet of space at a cost of approximately $12 million. Approximately 89% of this facility, known as M&T Center, is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2006, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $12.0 million.
M&T Bank also owns and occupies two separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 215,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $17.6 million at December 31, 2006.
M&T Bank also owns a facility in Syracuse, New York with approximately 150,000 rentable square feet of space. Approximately 41% of this facility is occupied by M&T Bank. At December 31, 2006, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $7.7 million.
M&T Bank also owns facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 206,000 and 322,000 rentable square feet of space, respectively. M&T Bank occupies approximately 38% and 84% of these respective facilities. At December 31, 2006, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $13.0 million and $7.9 million, respectively.
No other properties owned by M&T Bank have more than 100,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and

Supplementary Data.” Of the 672 domestic banking offices of the Registrant’s subsidiary banks at December 31, 2006, 281 are owned in fee and 391 are leased.

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

No matters were submitted to a vote of M&T’s security holders during the fourth quarter of 2006.

Executive Officers of the Registrant
Information concerning the Registrant’s executive officers is presented below as of February 20, 2007. The year the officer was first appointed to the indicated position with the Registrant or its subsidiaries is shown parenthetically. In the case of each corporation noted below, officers’ terms run until the first meeting of the board of directors after such corporation’s annual meeting, which in the case of the Registrant takes place immediately following the Annual Meeting of Stockholders, and until their successors are elected and qualified.
Robert G. Wilmers, age 72, is chief executive officer (2007), chairman of the board (2000) and a director (1982) of the Registrant. From April 1998 until July 2000, he served as president and chief executive officer of the Registrant, and from July 2000 until June 2005, he served as chairman, president (1988) and chief executive officer (1983) of the Registrant. He is chief executive officer (2007), chairman of the board (2005) and a director (1982) of M&T Bank, and previously served as chairman of the board of M&T Bank from March 1983 to July 2003 and as president of M&T Bank from March 1984 to June 1996.
Michael P. Pinto, age 51, is a vice chairman (2007) and a director (2003) of the Registrant. Previously, he was an executive vice president of the Registrant (1997). He is a vice chairman and a director (2003) of M&T Bank and is the chairman and chief executive officer of M&T Bank’s Mid-Atlantic Division (2005). Prior to April 2005, Mr. Pinto was the chief financial officer of the Registrant (1997) and M&T Bank (1996), and he oversaw the Company’s Finance Division, Technology and Banking Operations Division, Corporate Services Group, Treasury Division and General Counsel’s Office. Mr. Pinto is a director of M&T Investment (2004) and a trustee of M&T Real Estate (1996). He is an executive vice president (1996) and a director (1998) of M&T Bank, N.A. Mr. Pinto is also responsible for managing the operations of MTB Investment Advisors and the MTB Group of Funds.
Mark J. Czarnecki, age 51, is president and a director (2007) of the Registrant and president and a director (2007) of M&T Bank. Previously, he was an executive vice president of the Registrant (1999) and M&T Bank (1997). He is in charge of the M&T Investment Group, which is comprised of M&T Securities, M&T Insurance Agency and the Trust and Investment Services Division of M&T Bank. He is also in charge of the Company’s Retail Banking network which includes branches, automated teller machines, web-banking and telephone banking systems. Mr. Czarnecki is a director of M&T Securities (1999) and an executive vice president (1997) and a director (2005) of M&T Bank, N.A. He is chairman of the board and a director of M&T Insurance Agency (2000) and MTB Investment Advisors (2003).
James J. Beardi, age 60, is an executive vice president (2003) of the Registrant and M&T Bank, and is responsible for managing the Company’s Residential Mortgage business and the General Counsel’s Office. He was president and a director of M&T Mortgage (1991) until its merger into M&T Bank on January 1, 2007. Mr. Beardi served as senior vice president of M&T Bank from 1989 to 2003.
Robert J. Bojdak, age 51, is an executive vice president and chief credit officer (2004) of the Registrant and M&T Bank. From April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank. Previous to joining M&T Bank in 2002, Mr. Bojdak served in several senior management positions at KeyCorp., most recently as executive vice president and regional credit executive. He is an executive vice president and a director of M&T Bank, N.A. (2004) and M&T Credit (2004).
Stephen J. Braunscheidel, age 50, is an executive vice president (2004) of the Registrant and M&T Bank, and is in charge of the Company’s Human Resources Division. Previously, he was a senior vice president in the M&T Investment Services Group, where he managed the Private Client Services and Employee Benefits departments. Mr. Braunscheidel has held a number of management positions with M&T Bank since 1978.
Atwood Collins, III, age 60, is an executive vice president of the Registrant (1997) and M&T Bank (1996), and is the president and chief operating officer of M&T Bank’s Mid-Atlantic Division. Mr. Collins is a trustee of M&T Real Estate (1995) and a director of M&T Realty Capital (2003).
Gregory L. Ford, age 47, is an executive vice president of the Registrant (2006) and M&T Bank (2004), and is responsible for managing the Company’s Consumer Lending department, as well as its Automobile Floor Plan department. He is president and a director of M&T Credit (1999) and is an executive vice president of M&T Bank, N.A. (2004). Mr. Ford served as a senior vice president of M&T Bank from 1998 to 2004.
Brian E. Hickey, age 54, is an executive vice president of the Registrant (1997) and M&T Bank (1996). He is a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is responsible for managing all of the non-retail segments in the Albany, Hudson Valley, Rochester, Syracuse and Southern Divisions of M&T Bank, and he also has responsibility for managing the Company’s middle market commercial banking, health care and government banking businesses.
René F. Jones, age 42, is an executive vice president (2006) and chief financial officer (2005) of the Registrant and M&T Bank. Previously, Mr. Jones was a senior vice president in charge of the Financial Performance Measurement department within M&T Bank’s Finance Division. Mr. Jones has held a number of management positions within M&T Bank’s Finance Division since 1992. Mr. Jones is an executive vice president and chief financial officer of M&T Bank, N.A. (2005), and he is a trustee of M&T Real Estate (2005). He is a director of M&T Investment (2005).
Adam C. Kugler, age 49, is an executive vice president and treasurer (1997) of the Registrant and M&T Bank, and is in charge of the Company’s Treasury Division. Mr. Kugler is chairman of the board and a director of M&T Investment (2004), a director of M&T Securities (1997) and M&T Realty Capital (2003), and is an executive vice president, treasurer and a director of M&T Bank, N.A. (1997).
Kevin J. Pearson, age 45, is an executive vice president (2002) of the Registrant and M&T Bank. He is responsible for managing all of the non-retail segments in the New York City and Philadelphia Divisions of M&T Bank, as well as the Company’s commercial real estate business. Mr. Pearson is an executive vice president of M&T Real Estate (2003) and a director of M&T Realty Capital (2003). He served as senior vice president of M&T Bank from 2000 to 2002.
Michele D. Trolli, age 45, is an executive vice president (2005) of the Registrant and M&T Bank. She is chief information officer and is in charge of the Technology and Banking Operations Division and the Corporate Services Group of M&T Bank. Ms. Trolli served as senior director, global systems support, with Franklin Resources, Inc., a worldwide investment management company, from May 2000 through December 2004.

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

During the fourth quarter of 2006, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information
The following table provides information as of December 31, 2006 with respect to shares of common stock that may be issued under M&T Bank Corporation’s existing equity compensation plans. M&T Bank Corporation’s existing equity compensation plans are the M&T Bank Corporation 1983 Stock Option Plan (the “1983 Stock Option Plan”); the M&T Bank Corporation 2001 Stock Option Plan (the “2001 Stock Option Plan”); the M&T Bank Corporation 2005 Incentive Compensation Plan (the “2005 Incentive Compensation Plan”), which replaced the 2001 Stock Option Plan; and the M&T Bank Corporation Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), each of which has been previously approved by stockholders, and the M&T Bank Corporation Directors’ Stock Plan (the “Directors’ Stock Plan”) and the M&T Bank Corporation Deferred Bonus Plan (the “Deferred Bonus Plan”), each of which did not require stockholder approval.
The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T Bank Corporation in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2006, and their weighted-average exercise price.

			Number of Securities
	Number of		Remaining Available
	Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options or Rights	Options or Rights	Reflected in Column A)
	(A)	(B)	(C)

Equity compensation plans approved by security holders:
1983 Stock Option Plan	2,809,613	$52.01	—
2001 Stock Option Plan	5,996,070	88.24	—
2005 Incentive Compensation Plan	1,695,366	109.01	7,199,903
Employee Stock Purchase Plan	105,218	110.26	501,827
Equity compensation plans not approved by security holders:
Directors’ Stock Plan	2,678	122.16	15,719
Deferred Bonus Plan	61,757	58.90	—

Total	10,670,702	$81.64	7,717,449

(1)	As of December 31, 2006, a total of 185,603 shares of M&T common stock were issuable upon exercise of outstanding options or rights assumed by M&T Bank Corporation in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $65.42 per share.

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

Performance Graph
The following graph contains a comparison of the cumulative stockholder return on M&T common stock against the cumulative total returns of the KBW 50 Index, compiled by Keefe, Bruyette & Woods Inc. and the S&P 500 Index, compiled by Standard & Poor’s Corporation, for the five-year period beginning on December 31, 2001 and ending on December 31, 2006. The KBW 50 Index is comprised of the top fifty American banking companies, including all money-center and most major regional banks.

Comparison of Five-Year Cumulative Return*

Stockholder Value at Year End*

	2001	2002	2003	2004	2005	2006
M&T Bank Corporation	$100	110	139	155	159	181
KBW 50 Index	$100	93	125	137	139	166
S&P 500 Index	$100	78	100	111	117	135

*	Assumes a $100 investment on December 31, 2001 and reinvestment of all dividends.

In accordance with and to the extent permitted by applicable law or regulation, the information set forth above under the heading “Performance Graph” shall not be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act and shall not be deemed to be “soliciting material” or to be “filed” with the SEC under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities
In November 2005, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. Pursuant to such plan, M&T repurchased 3,259,000 shares during 2006 at an average per share cost of $114.72. Through December 31, 2006, M&T had repurchased 3,303,700 shares of common stock pursuant to the repurchase plan at an average cost of $114.66 per share.

During the fourth quarter of 2006, M&T purchased shares of its common stock as follows:

(d)Maximum
			(c)Total	Number (or
			Number	Approximate
			of Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs(2)

October 1 - October 31, 2006	3,660	$121.46	—	2,318,600
November 1 - November 30, 2006	51,445	117.90	—	2,318,600
December 1 - December 31, 2006	623,038	120.46	622,300	1,696,300

Total	678,143	$120.27	622,300

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.
(2)	On November 21, 2005, M&T announced a program to purchase up to 5,000,000 shares of its common stock.

Item 6.	Selected Financial Data.

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments
M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $57.1 billion at December 31, 2006. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”).
M&T Bank, with total assets of $56.4 billion at December 31, 2006, is a New York-chartered commercial bank with 671 banking offices in New York State, Pennsylvania, Maryland, Delaware, Virginia, West Virginia and the District of Columbia, and an office in the Cayman Islands. On January 2, 2007, M&T Bank opened its first banking office in New Jersey. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Pennsylvania, Maryland, northern Virginia and Washington, D.C., and on small and medium size businesses based in those areas, although residential real estate loans are originated through lending offices in 22 states. Certain lending activities are also conducted in other states through various subsidiaries. M&T Bank’s subsidiaries include: M&T Credit Services, LLC, a consumer lending and commercial leasing and lending company; M&T Real Estate Trust, a commercial mortgage lender; M&T Realty Capital Corporation, a multi-family commercial mortgage lender; M&T Securities, Inc., which provides brokerage, investment advisory and insurance services; MTB Investment Advisors, Inc., which serves as investment advisor to the MTB Group of Funds, a family of proprietary mutual funds, and other funds and institutional clients; and M&T Insurance Agency, Inc., an insurance agency. Effective January 1, 2007, M&T Mortgage Corporation, a residential mortgage banking company wholly owned by M&T Bank, was merged into M&T Bank.
M&T Bank, N.A., with total assets of $511 million at December 31, 2006, is a national bank with an office in Oakfield, New York. M&T Bank, N.A. offers selected deposit and loan products on a nationwide basis, largely through telephone and direct mail marketing techniques.

On June 30, 2006, M&T Bank completed the acquisition of 21 branch offices in Buffalo and Rochester, New York from Citibank, N.A., including approximately $269 million in loans, mostly to consumers, small businesses and middle market customers, and approximately $1.0 billion of deposits. M&T’s financial results for 2006 reflect the impact of that transaction from the acquisition date through December 31, 2006. Expenses associated with integrating the acquired branches into M&T Bank and introducing the customers associated with those branches to M&T Bank’s products and services aggregated $3 million, after applicable tax effect, or $.03 of diluted earnings per share during the year ended December 31, 2006. The Company does not expect that any significant additional acquisition and integration-related expenses will be incurred. Including the impact of acquisition-related expenses and the amortization of core deposit intangible resulting from the transaction, net income and diluted earnings per share of the Company in 2006 were reduced by approximately $10 million and $.09, respectively, as a result of the transaction. As of December 31, 2006, there were no significant amounts of unpaid acquisition-related expenses.

Critical Accounting Estimates
The Company’s significant accounting policies conform with generally accepted accounting principles (“GAAP”) and are described in note 1 of Notes to Financial Statements. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. Some of the more significant areas in which management of the Company applies critical assumptions and estimates include the following:

•	Allowance for credit losses — The allowance for credit losses represents the amount which, in management’s judgment, will be adequate to absorb credit losses inherent in the loan and lease portfolio as of the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating losses inherent in the loan and lease portfolio, assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Historical loss trends are also considered, as are economic conditions, industry trends, portfolio trends and borrower-specific financial data. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which may result in adjustment of the allowance. A detailed discussion of facts and circumstances considered by management in assessing the adequacy of the allowance for credit losses is included herein under the heading “Provision for Credit Losses.”
•	Valuation methodologies — Management of the Company applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as trading assets, most investment securities, and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include capitalized servicing assets, goodwill, core deposit and other intangible assets, pension and other postretirement benefit obligations, value ascribed to stock-based compensation, estimated residual values of property associated with commercial and consumer leases, and certain derivative and other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. Specific assumptions and estimates utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 3, 4, 7, 8, 10, 11, 17, 18 and 19 of Notes to Financial Statements.

•	Commitments, contingencies and off-balance sheet arrangements — Information regarding the Company’s commitments and contingencies, including guarantees and contingent liabilities arising from litigation, and their potential effects on the Company’s results of operations is included in note 20 of Notes to Financial Statements. In addition, the Company is routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities determine that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Information regarding permanent and temporary income tax differences is presented in note 12 of Notes to Financial Statements. The recognition or de-recognition in the Company’s consolidated financial statements of assets and liabilities held by so-called variable interest entities is subject to the interpretation and application of complex accounting pronouncements or interpretations that require management to estimate and assess the probability of financial outcomes in future periods. Information relating to the Company’s involvement in such entities and the accounting treatment afforded each such involvement is included in note 18 of Notes to Financial Statements.

Overview
Net income for the Company in 2006 was $839 million or $7.37 of diluted earnings per common share, up 7% and 10%, respectively, from $782 million or $6.73 of diluted earnings per share in 2005. Basic earnings per common share rose 10% to $7.55 in 2006 from $6.88 in 2005. Net income in 2004 totaled $723 million, while diluted and basic earnings per share were $6.00 and $6.14, respectively. The after-tax impact of acquisition and integration-related expenses (included herein as merger-related expenses) associated with the June 30 branch acquisition already discussed was $3 million ($5 million pre-tax) or $.03 of basic and diluted earnings per share in 2006. There were no similar expenses in either 2005 or 2004. Net income expressed as a rate of return on average assets in 2006 was 1.50%, compared with 1.44% in 2005 and 1.40% in 2004. The return on average common stockholders’ equity was 13.89% in 2006, 13.49% in 2005 and 12.67% in 2004.
Net interest income recorded on a taxable-equivalent basis increased 1% to $1.84 billion in 2006 from $1.81 billion in 2005. The impact of a higher level of average earning assets was largely offset by a decline in the Company’s net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets. Average earning assets rose 3% to $49.7 billion in 2006 from $48.1 billion in 2005, the result of increased balances of loans and leases, offset, in part, by a decline in average outstanding balances of investment securities. Average loans and leases of $41.4 billion in 2006 were $1.9 billion or 5% higher than $39.5 billion in 2005, due to growth in commercial loans and leases of $863 million, or 8%, commercial real estate loans of $755 million, or 5%, and consumer real estate loans of $1.1 billion, or 28%, partially offset by an $804 million, or 7% decline in consumer loans and leases. Average balances of investment securities decreased 5% to $8.0 billion in 2006 from $8.5 billion in 2005. The net interest margin declined 7 basis points (hundredths of one percent) to 3.70% in 2006 from 3.77% in 2005, largely due to higher short-term interest rates resulting from the Federal Reserve raising its benchmark overnight federal funds target rate 100 basis points during the first six months of 2006, continuing a trend of rate increases that began in June 2004. Such interest rate increases had the effect of increasing rates paid on interest-bearing liabilities more rapidly than yields on earning assets during 2005 and the first half of 2006. During the last six months of 2006, the Company’s net interest margin stabilized as compared to the first half of the year. As a result of higher average earning assets, taxable-equivalent net interest income in 2005 was 3% higher than $1.75 billion in 2004. Average earning assets in 2005 rose 6% from $45.2 billion in 2004. Average loans and leases outstanding in 2005 were up $2.4 billion, or 6%, from $37.1 billion in 2004, largely due to growth in commercial loans and leases, commercial real estate loans and consumer real estate loans, partially offset by a decline in consumer loans and leases. Net interest margin in 2005 declined 11 basis points from 3.88% in 2004, largely due to the rising interest rate environment which resulted in the rates paid on interest-bearing liabilities rising more rapidly than yields on earning assets.

The provision for credit losses declined to $80 million in 2006 from $88 million in 2005 and $95 million in 2004. The reduced levels of the provision during the past two years as compared with 2004 were reflective of generally favorable credit quality. Net charge-offs were $68 million in 2006, down from $77 million in 2005 and $82 million in 2004. Net charge-offs as a percentage of average loans and leases outstanding decreased to .16% in 2006 from .19% in 2005 and .22% in 2004. The provision in each year represents the result of management’s analysis of the composition of the loan and lease portfolio and other factors, including concern regarding uncertainty about economic conditions, both nationally and in many of the markets served by the Company, and the impact of such conditions and prospects on the abilities of borrowers to repay loans. While most credit quality measures improved from 2004 to 2005, the Company did experience an increase in nonperforming loans during the second half of 2006, due largely to the addition of four relationships with automobile dealers.
Noninterest income rose 10% to $1.05 billion in 2006 from $950 million in 2005. Higher mortgage banking revenues, service charges on deposit accounts, trust income, brokerage services income, and other revenues contributed to that improvement. Included in noninterest income in 2006 was a $13 million gain resulting from the accelerated recognition of a purchase accounting premium related to the call of a $200 million Federal Home Loan Bank (“FHLB”) of Atlanta borrowing assumed in a previous acquisition. Losses from bank investment securities in 2005 included a $29 million non-cash, other-than-temporary impairment charge in the third quarter related to preferred stock issuances of the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). Excluding the impact of securities gains and losses in both years and the $13 million gain on the called borrowing in 2006, noninterest income rose 5% from 2005 to 2006. Noninterest income totaled $943 million in 2004. Comparing 2005 with 2004, higher mortgage banking revenues, corporate financing advisory fees, gains on sales of commercial lease equipment and other property, and other revenues were largely offset by the $29 million impairment charge in 2005. Excluding gains and losses from investment securities, noninterest income in 2005 rose $38 million or 4% from 2004.
Noninterest expense in 2006 aggregated $1.55 billion, up 4% from $1.49 billion in 2005. Noninterest expense in 2004 was $1.52 billion. Included in such amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $63 million, $57 million and $75 million in 2006, 2005 and 2004, respectively, and merger-related expenses of $5 million in 2006. As already noted, there were no merger-related expenses in 2005 or 2004. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $1.48 billion in 2006, $1.43 billion in 2005 and $1.44 billion in 2004. Included in operating expenses in 2006 and 2004 were tax-deductible contributions made to The M&T Charitable Foundation, a tax-exempt private charitable foundation, of $18 million and $25 million, respectively. There was no similar contribution made in 2005. Excluding the impact of the charitable contribution, operating expenses in 2006 increased $37 million, or 3%, from 2005. The most significant contributor to that increase was a higher level of salaries expense, reflecting the impact of merit pay increases and higher stock-based compensation costs and other incentive pay. Excluding the impact of the $25 million charitable contribution in 2004, noninterest operating expenses in 2005 increased $13 million, or less than 1%, from 2004. That slight increase reflects higher costs of providing health care and retirement benefits to employees and higher professional services expenses offset, in part, by a reversal of a portion of the valuation allowance for the impairment of capitalized residential mortgage servicing rights, due to higher residential mortgage loan interest rates.
The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), was 51.5% in 2006, compared with 51.2% in 2005 and 53.5% in 2004.

Table 1

EARNINGS SUMMARY
Dollars in millions

										Compound
Increase (Decrease)(a)										Growth Rate
2005 to 2006		2004 to 2005								5 Years
Amount	%	Amount	%		2006	2005	2004	2003	2002	2001 to 2006

$527.8	19	$489.9	21	Interest income(b)	$3,333.8	2,806.0	2,316.1	2,142.9	1,856.1	9%
502.2	51	430.2	76	Interest expense	1,496.6	994.4	564.2	527.8	594.5	10

25.6	1	59.7	3	Net interest income(b)	1,837.2	1,811.6	1,751.9	1,615.1	1,261.6	9
(8.0)	(9)	(7.0)	(7)	Less: provision for credit losses	80.0	88.0	95.0	131.0	122.0	(5)
30.7	—	(31.0)	—	Gain (loss) on bank investment securities	2.6	(28.1)	2.9	2.5	(.6)	—
65.4	7	37.7	4	Other income	1,043.2	977.8	940.1	828.6	512.5	17
				Less:
51.1	6	15.6	2	Salaries and employee benefits	873.3	822.2	806.6	740.3	497.0	13
15.5	2	(46.6)	(7)	Other expense	678.4	662.9	709.5	708.0	464.6	6

63.1	5	104.4	10	Income before income taxes	1,251.3	1,188.2	1,083.8	866.9	689.9	17
				Less:
2.4	14	—	—	Taxable-equivalent adjustment(b)	19.7	17.3	17.3	16.3	14.0	2
3.7	1	44.7	13	Income taxes	392.4	388.7	344.0	276.7	219.1	15

$57.0	7	$59.7	8	Net income	$839.2	782.2	722.5	573.9	456.8	19%

(a)	Changes were calculated from unrounded amounts.
(b)	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 39% for 2006, 2005, 2004 and 2002, and 36% for 2003.

Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.2 billion at December 31, 2006, $3.0 billion at December 31, 2005 and $3.1 billion at December 31, 2004. Included in such intangible assets was goodwill of $2.9 billion at December 31, 2006, 2005 and 2004. Amortization of core deposit and other intangible assets, after tax effect, totaled $38 million, $35 million and $46 million during 2006, 2005 and 2004, respectively.
Since 1998, M&T has consistently provided supplemental reporting of its results on a “net operating” or “tangible” basis, in which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts, when calculating certain performance ratios) and expenses associated with integrating acquired operations into the Company, since such expenses are considered by management to be “nonoperating” in nature. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.
Net operating income increased 8% to $881 million in 2006 from $817 million in 2005. Diluted net operating earnings per share in 2006 rose 10% to $7.73 from $7.03 in 2005. Net operating income and diluted net operating earnings per share were $769 million and $6.38, respectively, during 2004.
Reconciliations of net income and diluted earnings per share with net operating income and diluted net operating earnings per share are presented in table 2.
Net operating income expressed as a rate of return on average tangible assets was 1.67% in 2006, compared with 1.60% in 2005 and 1.59% in 2004. Net operating return on average tangible common equity was 29.55% in 2006, improved from 29.06% and 28.76% in 2005 and 2004, respectively.

Reconciliations of average assets and equity with average tangible assets and average tangible equity are also presented in table 2.

Table 2

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2006	2005	2004

Income statement data
In thousands, except per share
Net income
Net income	$839,189	$782,183	$722,521
Amortization of core deposit and other intangible assets(a)	38,418	34,682	46,097
Merger-related expenses(a)	3,048	—	—

Net operating income	$880,655	$816,865	$768,618

Earnings per share
Diluted earnings per common share	$7.37	$6.73	$6.00
Amortization of core deposit and other intangible assets(a)	.33	.30	.38
Merger-related expenses(a)	.03	—	—

Diluted net operating earnings per share	$7.73	$7.03	$6.38

Other expense
Other expense	$1,551,751	$1,485,142	$1,516,018
Amortization of core deposit and other intangible assets	(63,008)	(56,805)	(75,410)
Merger-related expenses	(4,997)	—	—

Noninterest operating expense	$1,483,746	$1,428,337	$1,440,608

Merger-related expenses
Salaries and employee benefits	$815	$—	$—
Equipment and net occupancy	224	—	—
Printing, postage and supplies	155	—	—
Other costs of operations	3,803	—	—

Total	$4,997	$—	$—

Balance sheet data
In millions
Average assets
Average assets	$55,839	$54,135	$51,517
Goodwill	(2,908)	(2,904)	(2,904)
Core deposit and other intangible assets	(191)	(135)	(201)
Deferred taxes	38	52	—

Average tangible assets	$52,778	$51,148	$48,412

Average equity
Average equity	$6,041	$5,798	$5,701
Goodwill	(2,908)	(2,904)	(2,904)
Core deposit and other intangible assets	(191)	(135)	(201)
Deferred taxes	38	52	76

Average tangible equity	$2,980	$2,811	$2,672

At end of year
Total assets
Total assets	$57,065	$55,146	$52,939
Goodwill	(2,909)	(2,904)	(2,904)
Core deposit and other intangible assets	(250)	(108)	(166)
Deferred taxes	30	42	—

Total tangible assets	$53,936	$52,176	$49,869

Total equity
Total equity	$6,281	$5,876	$5,730
Goodwill	(2,909)	(2,904)	(2,904)
Core deposit and other intangible assets	(250)	(108)	(166)
Deferred taxes	30	42	64

Total tangible equity	$3,152	$2,906	$2,724

(a)	After any related tax effect.

Net Interest Income/Lending and Funding Activities
Reflecting growth in average earning assets that was largely offset by a narrowing of the net interest margin, taxable-equivalent net interest income increased 1% to $1.84 billion in 2006 from $1.81 billion in 2005. Average earning assets increased 3% to $49.7 billion in 2006 from $48.1 billion in 2005. That growth resulted from a 5% increase in average outstanding balances of loans and leases of $1.9 billion, offset in part by a 5% decline in average outstanding balances of investment securities of $441 million. The positive impact of higher average earning assets on taxable-equivalent net interest income was largely offset by a narrowing of the Company’s net interest margin, which declined to 3.70% in 2006 from 3.77% in 2005.
Average loans and leases outstanding aggregated $41.4 billion in 2006, up 5% from $39.5 billion in 2005. The higher average outstanding loan balances were the result of growth in commercial loans and leases, commercial real estate loans and residential real estate loans. Average commercial loans and leases rose 8% to $11.3 billion in 2006 from $10.5 billion in 2005. Commercial real estate loans averaged $15.1 billion during 2006, 5% higher than $14.3 billion in 2005, reflecting a $336 million rise in construction loans to developers of residential real estate properties. The Company’s residential real estate loan portfolio averaged $5.0 billion in 2006, up 28% from $3.9 billion in 2005. Included in that portfolio were loans held for sale, which averaged $1.5 billion in 2006, 19% above the $1.2 billion averaged in 2005. Excluding such loans, average residential real estate loans increased $861 million from 2005 to 2006. That increase was largely the result of the Company’s decision to retain higher levels of residential real estate loans having certain characteristics, due to narrowing margins available in the marketplace when selling such loans and the lack of availability of investment securities to acquire that met the Company’s desired characteristics and provided suitable returns. Consumer loans and leases averaged $10.0 billion in 2006, down 7% from $10.8 billion in 2005. That decline was the result of lower average balances of automobile loans and leases, which decreased 22% to $2.9 billion in 2006 from $3.7 billion in 2005, reflecting the Company’s decision to allow such balances to decline rather than matching interest rates offered by competitors. During late 2006, the interest rate environment relating to the Company’s automobile lending business improved and from September 30 to December 31, outstanding balances of such loans increased slightly.

Table 3

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2006			2005			2004			2003			2002
	Average		Average	Average		Average	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Average balance in millions; interest in thousands)

Assets
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$11,319	$802,451	7.09%	10,455	589,644	5.64%	9,534	410,258	4.30%	8,523	358,629	4.21%	5,146	261,867	5.09%
Real estate — commercial	15,096	1,104,518	7.32	14,341	941,017	6.56	13,264	763,134	5.75	11,573	706,022	6.10	9,498	661,382	6.96
Real estate — consumer	5,015	319,858	6.38	3,925	235,364	6.00	3,111	184,125	5.92	3,777	232,454	6.15	4,087	285,055	6.98
Consumer	10,003	712,484	7.12	10,808	664,509	6.15	11,220	626,255	5.58	10,098	607,909	6.02	6,776	467,167	6.89

Total loans and leases, net	41,433	2,939,311	7.09	39,529	2,430,534	6.15	37,129	1,983,772	5.34	33,971	1,905,014	5.61	25,507	1,675,471	6.57

Interest-bearing deposits at banks	12	372	3.01	10	169	1.64	13	65	.51	14	147	1.03	6	76	1.32
Federal funds sold and agreements to resell securities	81	5,597	6.91	23	808	3.55	8	134	1.60	147	1,875	1.28	272	4,455	1.63
Trading account	90	2,446	2.71	80	1,544	1.92	53	418	.79	55	647	1.18	13	247	1.86
Investment securities(b)
U.S. Treasury and federal agencies	2,884	121,669	4.22	3,479	134,528	3.87	4,169	158,953	3.81	2,599	106,209	4.09	1,292	81,412	6.30
Obligations of states and political subdivisions	157	10,223	6.53	180	10,860	6.04	218	15,017	6.90	251	15,827	6.30	279	17,828	6.40
Other	4,995	254,142	5.09	4,817	227,562	4.72	3,610	157,703	4.37	2,494	113,159	4.54	1,552	76,659	4.94

Total investment securities	8,036	386,034	4.80	8,476	372,950	4.40	7,997	331,673	4.15	5,344	235,195	4.40	3,123	175,899	5.63

Total earning assets	49,652	3,333,760	6.71	48,118	2,806,005	5.83	45,200	2,316,062	5.13	39,531	2,142,878	5.42	28,921	1,856,148	6.42

Allowance for credit losses	(646)			(638)			(626)			(574)			(438)
Cash and due from banks	1,346			1,400			1,599			1,542			732
Other assets	5,487			5,255			5,344			4,850			2,720

Total assets	$55,839			54,135			51,517			45,349			31,935

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$435	3,461	.79	400	2,182	.55	550	1,802	.33	1,021	3,613	.35	761	3,900	.51
Savings deposits	14,401	201,543	1.40	14,889	139,445	.94	15,305	92,064	.60	13,278	102,190	.77	8,899	107,281	1.21
Time deposits	12,420	551,514	4.44	9,158	294,782	3.22	6,948	154,722	2.23	6,638	159,700	2.41	7,398	237,001	3.20
Deposits at foreign office	3,610	178,348	4.94	3,819	120,122	3.15	3,136	43,034	1.37	1,445	14,991	1.04	569	8,460	1.49

Total interest-bearing deposits	30,866	934,866	3.03	28,266	556,531	1.97	25,939	291,622	1.12	22,382	280,494	1.25	17,627	356,642	2.02

Short-term borrowings	4,530	227,850	5.03	4,890	157,853	3.23	5,142	71,172	1.38	4,331	49,064	1.13	3,125	52,723	1.69
Long-term borrowings	6,013	333,836	5.55	6,411	279,967	4.37	5,832	201,366	3.45	6,018	198,252	3.29	4,162	185,149	4.45

Total interest-bearing liabilities	41,409	1,496,552	3.61	39,567	994,351	2.51	36,913	564,160	1.53	32,731	527,810	1.61	24,914	594,514	2.39

Noninterest-bearing deposits	7,555			8,050			8,039			6,801			3,618
Other liabilities	834			720			864			876			377

Total liabilities	49,798			48,337			45,816			40,408			28,909

Stockholders’ equity	6,041			5,798			5,701			4,941			3,026

Total liabilities and stockholders’ equity	$55,839			54,135			51,517			45,349			31,935

Net interest spread			3.10			3.32			3.60			3.81			4.03
Contribution of interest-free funds			.60			.45			.28			.28			.33

Net interest income/margin on earning assets		$1,837,208	3.70%		1,811,654	3.77%		1,751,902	3.88%		1,615,068	4.09%		1,261,634	4.36%

(a)	Includes nonaccrual loans.
(b)	Includes available for sale securities at amortized cost.

Taxable-equivalent net interest income rose 3% to $1.81 billion in 2005 from $1.75 billion in 2004. That improvement reflected a 6% increase in average earning assets to $48.1 billion in 2005 from $45.2 billion in 2004, partially offset by a narrowing of the Company’s net interest margin, which declined to 3.77% in 2005 from 3.88% in 2004. The growth in average earning assets reflects higher average loans and leases outstanding, which rose 6% to $39.5 billion in 2005 from 2004’s average of $37.1 billion, and higher average investment securities balances, which also increased 6% to $8.5 billion in 2005 from $8.0 billion in 2004. The Company experienced growth in most major loan categories during 2005 as compared with 2004. Average commercial loans and leases rose 10% to $10.5 billion in 2005 from $9.5 billion in 2004, reflecting, in part, a $212 million rise in average automobile floor plan loans outstanding. Commercial real estate loans averaged $14.3 billion during 2005, 8% higher than $13.3 billion in 2004. Contributing to that increase were $467 million of higher average balances of construction loans to developers of residential real estate properties. Average residential real estate loan balances rose 26% to $3.9 billion in 2005 from $3.1 billion in 2004. A higher level of loans held for sale was the most significant contributor to that increase. Consumer loans and leases averaged $10.8 billion during 2005, down 4% from $11.2 billion in 2004. Average balances of automobile loans and leases decreased 16% to $3.7 billion in 2005 from $4.4 billion in 2004, largely due to unfavorable rates being offered by competitors. Partially offsetting the drop in automobile loan and lease balances was a 13% rise in average outstanding balances of home equity lines of credit to $4.0 billion in 2005 from $3.5 billion in 2004.
Table 4 summarizes average loans and leases outstanding in 2006 and percentage changes in the major components of the portfolio over the past two years.

Table 4

AVERAGE LOANS AND LEASES
(Net of unearned discount)

		Percent Increase
		(Decrease) from
	2006	2005 to 2006	2004 to 2005
	(Dollars in millions)

Commercial, financial, etc	$11,319	8%	10%
Real estate — commercial	15,096	5	8
Real estate — consumer	5,015	28	26
Consumer
Automobile	2,885	(22)	(16)
Home equity lines	4,202	5	13
Home equity loans	1,208	(5)	(17)
Other	1,708	(6)	6

Total consumer	10,003	(7)	(4)

Total	$41,433	5%	6%

Commercial loans and leases, excluding loans secured by real estate, were $11.7 billion at December 31, 2006, representing 27% of total loans and leases. Table 5 presents information on such commercial loans and leases as of December 31, 2006 relating to geographic area, size, and whether the loans are secured by collateral or unsecured. Of the $11.7 billion of commercial loans and leases outstanding at the end of 2006, approximately $9.7 billion, or 83%, were secured, while 49%, 26% and 13% were granted to businesses in New York State, Pennsylvania and Maryland, respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2006 aggregated $1.2 billion, of which 41% were secured by collateral located in New York State, 13% were secured by collateral in Maryland and another 13% were secured by collateral in Pennsylvania.

International loans included in commercial loans and leases totaled $176 million and $217 million at December 31, 2006 and 2005, respectively. The Company participates in the insurance and guarantee programs of the Export-Import Bank of the United States. These programs provide U.S. government repayment coverage of 90% to 100% on loans supporting foreign borrowers’ purchases of U.S. goods and services. The loans generally range from $500 thousand to $10 million. The outstanding balances of loans under these programs at December 31, 2006 and 2005 were $143 million and $200 million, respectively.

Table 5

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT
(Excluding Loans Secured by Real Estate)

December 31, 2006

		Percent of Dollars Outstanding by Loan Size
	Outstandings	$0-1	$1-5	$5-10	$10-15	$15+
	(Dollars in millions)

New York State
Secured	$4,250	23%	25%	12%	6%	8%
Unsecured	956	5	6	3	1	2
Leases	494	4	3	1	1	—

Total New York State	5,700	32%	34%	16%	8%	10%

Pennsylvania
Secured	2,443	25%	26%	15%	5%	8%
Unsecured	486	5	6	2	1	2
Leases	161	3	1	—	—	1

Total Pennsylvania	3,090	33%	33%	17%	6%	11%

Maryland
Secured	999	30%	21%	7%	3%	7%
Unsecured	325	4	5	3	—	10
Leases	153	5	3	1	—	1

Total Maryland	1,477	39%	29%	11%	3%	18%

Other
Secured	839	12%	19%	16%	3%	10%
Unsecured	167	5	3	2	2	—
Leases	393	6	9	7	4	2

Total other	1,399	23%	31%	25%	9%	12%

Total commercial loans and leases	$11,666	32%	33%	17%	7%	11%

Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 62% of the loan and lease portfolio during 2006, compared with 60% in 2005 and 58% in 2004. At December 31, 2006, the Company held approximately $15.4 billion of commercial real estate loans, $6.0 billion of consumer real estate loans secured by one-to-four family residential properties (including $1.9 billion of loans held for sale) and $5.4 billion of outstanding balances of home equity loans and lines of credit, compared with $14.5 billion, $4.4 billion and $5.3 billion, respectively, at December 31, 2005.
A significant portion of commercial real estate loans originated by the Company are secured by properties in the New York City metropolitan area, including areas in neighboring states generally considered to be within commuting distance of New York City, and other areas of New York State where the Company operates. Commercial real estate loans are also originated through the Company’s offices in Pennsylvania, Maryland, Virginia, Washington, D.C., Oregon and West Virginia. Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then current market rate of interest. The Company also originates fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately ten years, and adjustable-rate commercial real estate loans. Excluding construction loans, adjustable-rate commercial real estate loans represented approximately 41% of the commercial real estate loan portfolio as of December 31, 2006. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2006. Of the $5.1 billion of commercial real estate loans in the New York City metropolitan area, approximately 31% were secured by multifamily residential properties, 40% by retail space and 8% by office space. The Company’s experience has been that office space and retail properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 45% of the aggregate dollar amount of New York City-area loans were for loans with outstanding balances of $5 million or less, while loans of more than $15 million made up approximately 24% of the total.

Table 6

COMMERCIAL REAL ESTATE LOANS
(Net of unearned discount)

December 31, 2006

		Percent of Dollars Outstanding by Loan Size
	Outstandings	$0-1	$1-5	$5-10	$10-15	$15+
	(Dollars in millions)

Metropolitan New York City
Apartments/Multifamily	$1,602	3%	14%	6%	3%	5%
Office	402	1	2	2	1	2
Retail/Services	2,020	3	14	8	4	11
Construction	315	—	2	1	1	2
Industrial	213	1	1	1	—	1
Other	561	1	3	3	1	3

Total Metropolitan New York City	5,113	9%	36%	21%	10%	24%

Other New York State
Apartments/Multifamily	281	2%	3%	1%	1%	—%
Office	893	7	9	4	1	3
Retail/Services	935	9	10	4	1	1
Construction	614	2	5	3	1	5
Industrial	408	5	5	1	—	—
Other	651	6	6	2	2	1

Total other New York State	3,782	31%	38%	15%	6%	10%

Pennsylvania
Apartments/Multifamily	265	3%	3%	1%	2%	1%
Office	397	6	5	2	2	—
Retail/Services	547	7	9	2	2	1
Construction	286	1	5	3	1	1
Industrial	366	4	6	2	—	2
Other	746	16	11	2	—	—

Total Pennsylvania	2,607	37%	39%	12%	7%	5%

Maryland
Apartments/Multifamily	31	1%	1%	—%	—%	—%
Office	390	8	7	4	—	3
Retail/Services	219	4	3	3	1	1
Construction	585	1	8	10	3	10
Industrial	190	3	5	1	1	—
Other	401	9	7	2	1	3

Total Maryland	1,816	26%	31%	20%	6%	17%

Other
Apartments/Multifamily	141	1%	3%	2%	1%	—%
Office	122	1	1	2	1	1
Retail/Services	503	2	6	7	4	5
Construction	956	10	11	8	4	12
Industrial	149	1	3	1	2	—
Other	228	2	4	4	1	—

Total other	2,099	17%	28%	24%	13%	18%

Total commercial real estate loans	$15,417	22%	35%	18%	9%	16%

Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania, Maryland and other areas tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business. Approximately 69% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the metropolitan New York City area were for loans with outstanding balances of $5 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and Maryland, approximately 76% and 57%, respectively, were for loans with outstanding balances of $5 million or less.
Commercial real estate loans secured by properties located outside of Pennsylvania, Maryland, New York State and areas of states neighboring New York considered to be part of the New York City metropolitan area, comprised 14% of total commercial real estate loans as of December 31, 2006.
Commercial real estate construction loans presented in table 6 totaled $2.8 billion at December 31, 2006, or 6% of total loans and leases. Approximately 97% of those construction loans had adjustable interest rates. Included in such loans at December 31, 2006 were $1.1 billion of loans to developers of residential real estate properties. The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes, including the construction of office buildings, multi-family residential housing, retail space and other commercial development.
M&T Realty Capital Corporation, one of the Company’s commercial real estate lending subsidiaries, participates in the FNMA Delegated Underwriting and Servicing (“DUS”) program, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by FNMA and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. At December 31, 2006 and 2005, approximately $939 million and $941 million, respectively, of commercial real estate loan balances serviced for others had been sold with recourse. There have been no material losses incurred as a result of those recourse arrangements. Commercial real estate loans held for sale at December 31, 2006 and 2005 aggregated $49 million and $199 million, respectively. At December 31, 2006 and 2005, commercial real estate loans serviced for other investors by the Company were $4.9 billion and $4.3 billion, respectively. Those serviced loans are not included in the Company’s consolidated balance sheet.
Real estate loans secured by one-to-four family residential properties were $6.0 billion at December 31, 2006, including approximately 31% secured by properties located in New York State, 13% secured by properties located in Pennsylvania and 9% secured by properties located in Maryland. At December 31, 2006, $1.9 billion of residential real estate loans were held for sale, compared with $1.2 billion at December 31, 2005. Loans to finance the construction of one-to-four family residential properties totaled $693 million at December 31, 2006, or approximately 2% of total loans and leases, compared with $583 million or 1% at December 31, 2005.
Consumer loans and leases comprised approximately 24% of the average loan portfolio during 2006, down from 27% in 2005 and 30% in 2004. The two largest components of the consumer loan portfolio are outstanding balances of home equity lines of credit and automobile loans and leases. Average balances of home equity lines of credit outstanding represented approximately 10% of average loans outstanding in 2006 and 2005. Automobile loans and leases represented approximately 7% of the Company’s average loan portfolio during 2006, down from 9% in 2005. No other consumer loan product represented more than 4% of average loans outstanding in 2006. Approximately 54% of home equity lines of credit outstanding at December 31, 2006 were secured by properties in New York State, and 18% and 22% were secured by properties in Pennsylvania and Maryland, respectively. Average outstanding balances on home equity lines of credit were $4.2 billion in 2006, up 5% from $4.0 billion in 2005. The Company continues to pursue growing the home equity portfolio, which has historically experienced a lower level of credit losses than other types of consumer loans. However, the rate of growth from 2005 to 2006 slowed, reflecting the impact of rising interest rates on this portfolio of predominantly variable interest rate loans. At December 31, 2006, 30% and 32% of the automobile loan and lease portfolio were to customers residing in New York State and Pennsylvania, respectively. Although automobile loans and leases have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures. Since mid-2004, the Company has experienced a general slowdown in its automobile loan origination business, resulting from increased competition from other lenders, including financing incentives offered by automobile manufacturers. Throughout that period, the Company chose not to match the pricing being offered by many competitors. During late 2006 the interest rate environment as it relates to these loans improved such that the outstanding balances in this portfolio increased by $42 million to $2.7 billion at December 31, 2006 from September 30, 2006.
Automobile leases outstanding averaged approximately $53 million in 2006, compared with $137 million in 2005 and $308 million in 2004. The Company ceased origination of automobile leases during 2003. That decision did not have a significant impact on the Company’s results of operations. At December 31, 2006 and 2005, outstanding automobile leases totaled $29 million and $85 million, respectively.
Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2006, including outstanding balances to businesses and consumers in New York State, Pennsylvania, Maryland and other states. Approximately 48% of total loans and leases at December 31, 2006 were to New York State customers, while 21% and 12% were to Pennsylvania and Maryland customers, respectively.

Table 7

LOANS AND LEASES, NET OF UNEARNED DISCOUNT

December 31, 2006

		Percent of Dollars Outstanding
		New York
	Outstandings	State	Pennsylvania	Maryland	Other
	(Dollars in millions)

Real estate
Residential	$5,956	31%	13%	9%	47%
Commercial	15,417	58 (a)	17	12	13

Total real estate	21,373	50%	16%	11%	23%

Commercial, financial, etc	10,465	50%	28%	13%	9%
Consumer
Secured or guaranteed	9,636	41%	26%	15%	18%
Unsecured	243	45	26	24	5

Total consumer	9,879	41%	26%	15%	18%

Total loans	41,717	48%	21%	13%	18%

Leases
Commercial	1,201	41%	13%	13%	33%
Consumer	29	18	50	1	31

Total leases	1,230	41%	14%	12%	33%

Total loans and leases	$42,947	48%	21%	12%	19%

(a)	Includes loans secured by properties located in neighboring states generally considered to be within commuting distance of New York City.

Balances of investment securities averaged $8.0 billion in 2006 and 2004, compared with $8.5 billion in 2005. The decline in such securities from 2005 to 2006 reflects net paydowns of mortgage-backed securities and collateralized mortgage obligations. The Company has allowed the investment securities portfolio to decline as the opportunity to purchase securities at favorable spreads, that is, the difference between the yield earned on a security and the rate paid on funds used to purchase it, has been limited. The increase in average balances of investment securities from 2004 to 2005 was the result of net purchases in late 2004 and in 2005 consisting largely of collateralized residential mortgage obligations. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination. The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” As of December 31, 2006 and 2005, the Company concluded that such declines were temporary in nature. Events occurring during 2005’s third quarter resulted in the Company recognizing an other-than-temporary impairment charge of $29 million related to preferred securities of FNMA and FHLMC. Additional information about the investment securities portfolio is included in note 3 of Notes to Financial Statements.
Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $183 million in 2006, $113 million in 2005 and $74 million in 2004. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.
The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Also included in core deposits are certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, N.A. Core deposits averaged $28.3 billion in 2006, $27.9 billion in 2005 and $28.1 billion in 2004. The previously discussed June 30, 2006 branch acquisition added approximately $880 million to average core deposits during the second half of 2006, or approximately $443 million for the full year. The rise in average balances of time deposits less than $100,000 in 2006 compared with 2005 and in 2005 as compared with 2004 was partially due to customer response to higher interest rates offered on those products, resulting in a shift of funds from savings and non-interest bearing deposit accounts to time deposits. Average core deposits of M&T Bank, N.A. were $387 million in 2006, $216 million in 2005 and $223 million in 2004. Funding provided by core deposits represented 57% of average earning assets in 2006, compared with 58% in 2005 and 62% in 2004. Table 8 summarizes average core deposits in 2006 and percentage changes in the components of such deposits over the past two years.

Table 8

AVERAGE CORE DEPOSITS

		Percentage Increase
		(Decrease) from
	2006	2005 to 2006	2004 to 2005
	(Dollars in millions)

NOW accounts	$435	9%	(27)%
Savings deposits	14,332	(3)	(3)
Time deposits under $100,000	5,983	29	8
Noninterest-bearing deposits	7,555	(6)	—

Total	$28,305	1%	(1)%

Additional sources of funding for the Company include domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $2.9 billion in 2006, $1.8 billion in 2005 and $1.2 billion in 2004. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $3.6 billion in 2006, $3.8 billion in 2005 and $3.1 billion in 2004. Average brokered time deposits totaled $3.5 billion in 2006, compared with $2.7 billion in 2005 and $1.4 billion in 2004, and at December 31, 2006 and 2005 totaled $2.7 billion and $3.7 billion, respectively. At December 31, 2006, the weighted-average remaining term to maturity of brokered time deposits was 11 months. Certain of these brokered deposits have provisions that allow for early redemption. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $390 million of brokered time deposits. The Company also had brokered money-market deposit accounts, which averaged $69 million, $62 million and $57 million in 2006, 2005 and 2004, respectively. Offshore branch deposits and brokered deposits have been used by the Company as an alternative to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for such deposits, and the cost of funds available from alternative sources at the time.
The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks (“FHLBs”), and others as sources of funding. Short-term borrowings averaged $4.5 billion in 2006, $4.9 billion in 2005 and $5.1 billion in 2004. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature daily, and averaged $3.7 billion, $4.1 billion and $4.3 billion in 2006, 2005 and 2004, respectively. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained daily from a wide variety of banks and other financial institutions. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. Additional information about M&T Auto Receivables I, LLC and the revolving borrowing agreement is included in note 18 of Notes to Financial Statements.
The average balance of long-term borrowings was $6.0 billion in 2006, $6.4 billion in 2005 and $5.8 billion in 2004. Included in average long-term borrowings were amounts borrowed from the FHLBs of $3.8 billion in each of 2006 and 2005, and $3.3 billion in 2004, and subordinated capital notes of $1.2 billion in 2006 and $1.3 billion in 2005 and 2004. M&T Bank issued $500 million of subordinated notes in December 2006, in part to maintain appropriate regulatory capital ratios. The notes bear a fixed rate of interest of 5.629% until December 2016 and a floating rate thereafter until maturity in December 2021, at a rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus .64%. Beginning December 2016, M&T Bank may, at its option and subject to prior regulatory approval, redeem some or all of the notes on any interest payment date. In December 2005, M&T Bank exchanged $363 million of 8.0% subordinated notes due 2010 for $409 million of subordinated notes bearing a fixed coupon rate of interest of 5.585% through December 2015 and a variable rate of interest equal to one-month LIBOR plus 1.215% from December 2015 to the maturity date in December 2020. Beginning December 2015, M&T Bank may, at its option and subject to prior regulatory approval, redeem some or all of the new notes on any interest payment date. In accordance with GAAP, the Company accounted for the exchange as a modification of debt terms and not as an extinguishment of debt because, among other factors, the present value of the cash flows under the terms of the new subordinated notes was not at least ten percent different from the present value of the remaining cash flows under the original terms of the exchanged subordinated notes. Coincident with the exchange, M&T Bank terminated $363 million out of a total notional amount of $500 million of interest rate swap agreements that were used to hedge the 8.0% subordinated notes. Under the terms of the swap agreements, the Company pays a variable rate of interest and receives a fixed rate. The Company paid $15 million to terminate the $363 million notional amount of the interest rate swap agreements. A hedge valuation adjustment of $15 million related to the $363 million of exchanged subordinated notes became part of the carrying value of the new subordinated notes. The remaining portion of that valuation adjustment, which is being amortized to interest expense over the period to expected maturity of the new notes, was $14 million at December 31, 2006. Including the impact of such amortization, the new subordinated notes have an effective rate of 7.76%. The $137 million notional amount of the interest rate swap agreement that was not terminated continues to hedge the remaining $137 million of 8.0% subordinated notes. Further information on interest rate swap agreements is provided in note 17 of Notes to Financial Statements. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $712 million, $711 million and $710 million in 2006, 2005 and 2004, respectively. Additional information regarding junior subordinated debentures, as well as information regarding contractual maturities of long-term borrowings, is provided in note 9 of Notes to Financial Statements.
Changes in the composition of the Company’s earning assets and interest-bearing liabilities as described herein, as well as changes in interest rates and spreads, can impact net interest income. From June 30, 2004 to June 30, 2006, the Federal Reserve raised its benchmark overnight federal funds target rate seventeen times, each increase representing a 25 basis point increment over the previously effective target rate. Specifically, during the first half of 2006, four increases were initiated; during 2005, eight increases occurred; and in the second half of 2004, the target federal funds rate was raised five times. In such a rising interest rate environment, rates paid on interest-bearing liabilities, most notably short-term borrowings, have risen more rapidly than have the yields on earning assets. The result of these conditions was a contraction of the net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, which declined 22 basis points from 3.32% in 2005 to 3.10% in 2006. The yield on earning assets during 2006 was 6.71%, 88 basis points higher than 5.83% in 2005, while the rate paid on interest-bearing liabilities increased 110 basis points to 3.61% from 2.51% in 2005. The yield on the Company’s earning assets rose 70 basis points in 2005 from 5.13% in 2004, while the rate paid on interest-bearing liabilities in 2005 was up 98 basis points from 1.53% in 2004. As a result, the Company’s net interest spread decreased from 3.60% in 2004 to 3.32% in 2005.
Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $8.2 billion in 2006, compared with $8.6 billion in 2005 and $8.3 billion in 2004. Goodwill and core deposit and other intangible assets averaged $3.1 billion in 2006 and 2004, and $3.0 billion in 2005. The cash surrender value of bank owned life insurance averaged $1.1 billion in 2006, $1.0 billion in 2005 and $974 million in 2004. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .60% in 2006, .45% in 2005 and .28% in 2004. The rise in the contribution to net interest margin ascribed to net interest-free funds in 2006 and 2005 as compared with the immediately preceding years resulted largely from the impact of higher interest rates on interest-bearing liabilities used to value such contribution.
Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.70% in 2006, compared with 3.77% in 2005 and 3.88% in 2004. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. Through the second quarter of 2006, the Company’s net interest margin had been declining since the Federal Reserve began raising interest rates in June 2004. During the last half of 2006, the Federal Reserve held interest rates steady and the Company’s net interest margin stabilized.
Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes at December 31, 2006 was $1.0 billion. Under the terms of these swap agreements, the Company receives payments based on the outstanding notional amount of the swaps at fixed rates and makes payments at variable rates.
As of December 31, 2006, all of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges. Additional information about those swap agreements and the items being hedged is included in note 17 of Notes to Financial Statements. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized in 2006, 2005 and 2004 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented a loss of approximately $15 million and $9 million at December 31, 2006 and 2005, respectively. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 9.

Table 9

INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31
	2006		2005		2004
	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)

Increase (decrease) in:
Interest income	$—	—%	$—	—%	$—	—%
Interest expense	4,281	.01	(5,526)	(.01)	(18,276)	(.05)

Net interest income/margin	$(4,281)	(.01)%	$5,526	.01%	$18,276	.04%

Average notional amount(b)	$774,268		$767,175		$696,284
Rate received(b)		5.19%		6.62%		6.98%
Rate paid(b)		5.74%		5.90%		4.35%

(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during year.

Provision For Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $80 million in 2006, down from $88 million in 2005 and $95 million in 2004. Net loan charge-offs declined to $68 million in 2006 from $77 million and $82 million in 2005 and 2004, respectively. Net loan charge-offs as a percentage of average loans outstanding were .16% in 2006, compared with .19% in 2005 and .22% in 2004. A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in table 10.

Table 10

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2006	2005	2004	2003	2002
	(Dollars in thousands)

Allowance for credit losses beginning balance	$637,663	$626,864	$614,058	$436,472	$425,008
Charge-offs during year
Commercial, financial, agricultural, etc.	23,949	32,210	33,340	44,782	57,401
Real estate — construction	—	—	—	2	88
Real estate — mortgage	6,406	4,708	10,829	13,999	13,969
Consumer	65,251	70,699	74,856	68,737	53,124

Total charge-offs	95,606	107,617	119,025	127,520	124,582

Recoveries during year
Commercial, financial, agricultural, etc.	4,119	6,513	13,581	12,517	3,129
Real estate — construction	—	—	—	4	—
Real estate — mortgage	1,784	3,887	4,051	3,436	2,333
Consumer	21,988	20,330	19,700	15,047	11,370

Total recoveries	27,891	30,730	37,332	31,004	16,832

Net charge-offs	67,715	76,887	81,693	96,516	107,750
Provision for credit losses	80,000	88,000	95,000	131,000	122,000
Allowance for credit losses acquired during the year	—	—	—	146,300	—
Allowance related to loans sold or securitized	—	(314)	(501)	(3,198)	(2,786)

Allowance for credit losses ending balance	$649,948	$637,663	$626,864	$614,058	$436,472

Net charge-offs as a percent of:
Provision for credit losses	84.64%	87.37%	85.99%	73.68%	88.32%
Average loans and leases, net of unearned discount	.16%	.19%	.22%	.28%	.42%
Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.51%	1.58%	1.63%	1.72%	1.70%

Nonperforming loans, consisting of nonaccrual and restructured loans, aggregated $224 million or .52% of outstanding loans and leases at December 31, 2006, compared with $156 million or .39% at December 31, 2005 and $172 million or .45% at December 31, 2004. The increase in nonperforming loans at December 31, 2006 from a year earlier was largely due to the addition of four relationships with automobile dealers totaling approximately $41 million. The lower level of nonperforming loans at the

2005 year-end as compared with a year earlier reflects an overall improvement in borrower repayment performance.
Accruing loans past due 90 days or more were $111 million or .26% of total loans and leases at December 31, 2006, compared with $129 million or .32% at December 31, 2005 and $155 million or .40% at December 31, 2004. Those loans included loans guaranteed by government-related entities of $77 million, $106 million and $121 million at December 31, 2006, 2005 and 2004, respectively. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $65 million at December 31, 2006, $79 million at December 31, 2005 and $104 million at December 31, 2004. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $11 million at December 31, 2006, compared with $26 million and $17 million at December 31, 2005 and 2004, respectively. A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in table 11.

Table 11

NONPERFORMING ASSETS AND PAST DUE LOAN DATA

December 31	2006	2005	2004	2003	2002
	(Dollars in thousands)

Nonaccrual loans	$209,272	$141,067	$162,013	$232,983	$207,038
Renegotiated loans	14,956	15,384	10,437	7,309	8,252

Total nonperforming loans	224,228	156,451	172,450	240,292	215,290
Real estate and other assets owned	12,141	9,486	12,504	19,629	17,380

Total nonperforming assets	$236,369	$165,937	$184,954	$259,921	$232,670

Accruing loans past due 90 days or more(a)	$111,307	$129,403	$154,590	$154,759	$153,803
Government guaranteed loans included in totals above:
Nonperforming loans	$17,586	$13,845	$15,273	$19,355	$11,885
Accruing loans past due 90 days or more	76,622	105,508	120,700	124,585	129,114
Nonperforming loans to total loans and leases, net of unearned discount	.52%	.39%	.45%	.67%	.84%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.55%	.41%	.48%	.73%	.90%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.26%	.32%	.40%	.43%	.60%

(a)	Predominately residential mortgage loans.

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
Net charge-offs of commercial loans and leases totaled $20 million in each of 2006 and 2004, compared with $26 million in 2005. Nonperforming commercial loans and leases were $79 million at December 31, 2006, $39 million a year earlier and $45 million at December 31, 2004. As noted earlier, the increase in such loans from the 2005 year-end to December 31, 2006 largely reflects the addition of four relationships with automobile dealers aggregating $41 million. Continued slowing of domestic automobile sales in 2006 has resulted in a difficult operating environment for certain automobile dealers, leading to deteriorating financial results.
Net charge-offs of commercial real estate loans during 2006 were $1 million, compared with net recoveries of $1 million in 2005 and net charge-offs of $3 million in 2004. Commercial real estate loans classified as nonperforming totaled $57 million at December 31, 2006, compared with $44 million at December 31, 2005 and $45 million at December 31, 2004. The increase from the end of 2005 to the 2006 year-end was largely due to the addition of a $10 million loan to an assisted living facility.
Residential real estate loans charged off, net of recoveries, were $4 million in each of 2006 and 2004, compared with $2 million in 2005. Nonperforming residential real estate loans at the 2006 year-end totaled $42 million, compared with $29 million and $44 million at December 31, 2005 and 2004, respectively. Residential real estate loans past due 90 days or more and accruing interest totaled $92 million, $96 million and $127 million at December 31, 2006, 2005 and 2004, respectively. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities.
Net charge-offs of consumer loans and leases during 2006 totaled $43 million, representing .43% of average consumer loans and leases outstanding, compared with $50 million or .47% in 2005 and $55 million or .49% in 2004. Indirect automobile loans and leases represented the most significant category of consumer loan charge-offs in each of the past three years. Net charge-offs of indirect automobile loans and leases were $24 million during 2006, and $37 million during each of 2005 and 2004. Nonperforming consumer loans and leases were $46 million at December 31, 2006, representing .46% of outstanding consumer loans and leases, compared with $44 million or .42% at December 31, 2005 and $38 million or .35% at December 31, 2004. Consumer loans and leases past due 90 days or more and accruing interest totaled $3 million at December 31, 2006, $1 million at December 31, 2005 and $2 million at December 31, 2004.
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
Management cautiously and conservatively evaluated the allowance for credit losses as of December 31, 2006 in light of (i) the sluggish pace of economic growth in many of the markets served by the Company; (ii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; and (iii) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies. Although the national economy experienced moderate growth in 2006 with inflation being reasonably well contained, concerns exist about the level and volatility of energy prices; a weakening housing market, particularly concerns about possible over-valued real estate; Federal Reserve positioning of monetary policy; the underlying impact on businesses’ operations and abilities to repay loans resulting from a higher level of interest rates;

sluggish job creation, which could cause consumer spending to slow; continued stagnant population growth in the upstate New York and central Pennsylvania regions; continued slowing of domestic automobile sales; and modest loan demand in many market areas served by the Company.
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
For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan by loan analysis of commercial and commercial real estate loans greater than $350,000 which are in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. Impaired loans, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended, are evaluated for specific loss components. Except for consumer loans and leases and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively, the Company considers a loan to be impaired for purposes of applying SFAS No. 114 when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired for purposes of applying SFAS No. 114.
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
To better classify inherent losses by specific loan categories, beginning in 2006 amounts previously included in the inherent unallocated portion of the allowance for such things as customer, industry and geographic concentrations as well as for certain national and local economic conditions have been included in the inherent base level loss component. As a result, probable losses resulting from (i) comparatively poorer economic conditions and an unfavorable business climate in many market regions served by the Company, specifically upstate New York and central Pennsylvania, that resulted in such regions experiencing significantly poorer economic growth and vitality as compared with much of the rest of the country; (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular the large concentration of commercial real estate loans secured by properties in the New York City metropolitan area and other areas of New York State; and (iii) additional risk associated with the Company’s portfolio of consumer loans, in particular automobile loans and leases, which generally have higher rates of loss than other types of collateralized loans, have been included in the inherent base level loss components at December 31, 2006.
In evaluating collateral value, the Company relies extensively on internally and externally prepared valuations. Such valuations, in particular commercial real estate valuations, utilize many assumptions and, as a result, can be highly subjective. Specifically, commercial real estate values in the New York City metropolitan area can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Additionally, management is aware that there is oftentimes a delay in the recognition of credit quality changes in assigned loan grades due to the elapse of time between the manifestation and reporting of underlying events that impact credit quality and, accordingly, loss estimates derived from the inherent base level loss component computation are adjusted for current national and local economic conditions and trends. Economic indicators in the most significant market regions served by the Company were mixed during 2006. Private sector job growth in the upstate New York market was 0.2%, or well below the 1.5% national average. The manufacturing-oriented metropolitan areas of Buffalo, Rochester and Binghamton continued to experience weakness, including continued industrial downsizing. Job growth in areas of Pennsylvania served by the Company and in Maryland matched the national average. The results for the Pennsylvania markets are particularly noteworthy since job growth in that region had significantly lagged national averages for several years prior to 2006. Job growth in New York City (1.8%) and the Greater Washington D.C. region (3.0%), particularly northern Virginia (3.6%), was higher than the national average in 2006. These mixed signals on private sector job growth, combined with concerns about inflation, higher interest rates, high levels of consumer indebtedness, high and volatile energy prices, weak population growth in the upstate New York and central Pennsylvania regions that lagged national population growth trends and other factors, continue to indicate to management an environment of economic uncertainty, particularly in the markets served by the Company in New York and Pennsylvania where more than two-thirds of its lending business is conducted.
The specific loss components and the inherent base level loss components together comprise the total base level or “allocated” allowance for credit losses. Such allocated portion of the allowance represents management’s assessment of losses existing in specific larger balance loans that are reviewed in detail by management and pools of other loans that are not individually analyzed. The inherent unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable. The inherent unallocated allowance includes management’s subjective determination of amounts necessary for such things as; (i) the effect of expansion into new markets, including market areas entered through acquisitions, for which the Company does not have the same degree of familiarity and experience regarding portfolio performance in changing market conditions; (ii) the introduction of new loan and lease product types, including loans and leases to foreign and domestic borrowers obtained through acquisitions; and (iii) the possible use of imprecise estimates in determining the allocated portion of the allowance.
A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 12. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components, including in 2006, the allocation of losses that were previously unallocated for such things as customer, industry and geographic concentrations, certain national and local economic conditions, and other factors. As described in note 4 of Notes to Financial Statements, loans considered impaired pursuant to the requirements of SFAS No. 114 were $153 million at December 31, 2006 and $93 million at December 31, 2005. The allocated portion of the allowance for credit losses related to impaired loans totaled $23 million at December 31, 2006 and $15 million at December 31, 2005. The unallocated portion of the allowance for credit losses was equal to .21% and .51% of gross loans outstanding at December 31, 2006 and 2005, respectively. The decrease in the unallocated portion of the allowance for credit losses from year-end 2005 to December 31, 2006 was largely attributable to the factors described herein. Given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the unallocated portion of the allowance for credit losses. Given the Company’s high concentration of commercial loans and commercial real estate loans in New York State, including the upstate New York region, and central Pennsylvania, and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Nevertheless, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category.

Table 12

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2006	2005	2004	2003	2002
	(Dollars in thousands)

Commercial, financial, agricultural, etc	$212,945	$136,852	$147,550	$186,902	$120,627
Real estate	221,747	161,003	166,910	170,493	152,758
Consumer	124,675	133,541	148,591	152,759	113,711
Unallocated	90,581	206,267	163,813	103,904	49,376

Total	$649,948	$637,663	$626,864	$614,058	$436,472

As a Percentage of Gross Loans
and Leases Outstanding

Commercial, financial, agricultural, etc	1.79%	1.23%	1.45%	1.99%	2.23%
Real estate	1.04	.85	.96	1.10	1.17
Consumer	1.26	1.27	1.33	1.37	1.51

Management believes that the allowance for credit losses at December 31, 2006 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $650 million or 1.51% of total loans and leases at December 31, 2006, compared with $638 million or 1.58% at December 31, 2005 and $627 million or 1.63% at December 31, 2004. The decline in the level of the allowance as a percentage of outstanding loans and leases from the 2005 year end to December 31, 2006 reflects management’s evaluation of the loan portfolio as described herein, including a change in portfolio mix resulting from higher balances of residential real estate loans and lower balances of consumer loans. In general, the Company experiences significantly lower charge-off rates on residential real estate loans than on consumer loans. The decline in the level of the allowance as a percentage of outstanding loans and leases from December 31, 2004 to December 31, 2005 also reflects improvement in certain credit factors, including decreases in net charge-offs and nonperforming loans. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance to nonperforming loans at the end of 2006, 2005 and 2004 was 290%, 408% and 364%, respectively. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
In establishing the allowance for credit losses, management follows the methodology described herein, including taking a conservative view of borrowers’ abilities to repay loans. The establishment of the allowance is extremely subjective and requires management to make many judgments about borrower, industry, regional and national economic health and performance. In order to present examples of the possible impact on the allowance from certain changes in credit quality factors, the Company assumed the following scenarios for possible deterioration of credit quality:

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

The scenario analyses resulted in an additional $48 million in losses that could be identifiable under the assumptions for credit deterioration, whereas under the assumptions for credit improvement an $18 million reduction in such losses could occur. These examples are only a few of numerous reasonably possible scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses based on changes in assumptions and other factors.
Commercial real estate loans secured by multifamily properties and properties used in providing retail goods and services in the New York City metropolitan area represented 4% and 5%, respectively, of loans outstanding at December 31, 2006. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2006. Outstanding loans to foreign borrowers were $176 million at December 31, 2006, or .4% of total loans and leases.
Assets acquired in settlement of defaulted loans totaled $12 million at December 31, 2006, compared with $9 million and $13 million at December 31, 2005 and 2004, respectively.

Other Income
Other income rose 10% to $1.05 billion in 2006 from $950 million in 2005. Higher levels of mortgage banking revenues, service charges on deposit accounts, trust income, brokerage services income, and other revenues contributed to that improvement. As discussed previously, included in other income for 2006 was a $13 million gain from the accelerated recognition of a purchase accounting premium related to the call of a $200 million borrowing from the FHLB of Atlanta. In addition, other income in 2005 reflects the already discussed $29 million other-than-temporary impairment charge related to the Company’s investment in certain preferred stock issuances of FNMA and FHLMC. Excluding gains and losses from investment securities from both years and the $13 million gain on the called borrowing in 2006, other income increased 5% from 2005 to 2006. Other income in 2005 was 1% above the $943 million earned in 2004. Higher mortgage banking revenues, corporate financing advisory fees, gains on sales of commercial lease equipment and other property, and other revenues were offset by losses from investment securities, which reflect the $29 million impairment charge. Excluding gains and losses from investment securities, other income in 2005 rose $38 million or 4% from 2004.
Mortgage banking revenues were $143 million in 2006, compared with $136 million in 2005 and $124 million in 2004. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities is largely comprised of the origination, sales and servicing of loans in conjunction with the FNMA DUS program.
Residential mortgage banking revenues, which consist of gains from sales of residential mortgage loans and loan servicing rights, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, increased 7% to $114 million in 2006 from $107 million in 2005. Higher revenue from servicing residential mortgage loans for others was the leading factor in the improvement. Residential mortgage banking revenues in 2005 were 7% higher than the $100 million earned in 2004. Higher origination activity was the most significant factor contributing to that increase.
Residential mortgage loans originated for sale to other investors totaled approximately $6.4 billion in 2006, compared with $6.5 billion in 2005 and $4.8 billion in 2004. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled $41 million in 2006, compared with $42 million in 2005, and $32 million in 2004. On May 1, 2005, the Company assumed the operations of Regions Financial Corporation’s wholesale residential mortgage business. Those operations added 13 locations and approximately 140 employees to the Company’s residential mortgage banking business. Approximately $1.9 billion and $1.7 billion of residential mortgage loans originated in 2006 and 2005, respectively, for sale to other investors were related to the assumed operations.
Revenues from servicing residential mortgage loans for others rose to $66 million in 2006 from $58 million in 2005 and $57 million in 2004. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans totaling $14 million, $10 million and $6 million in 2006, 2005 and 2004, respectively. Residential mortgage loans serviced for others totaled $16.7 billion at December 31, 2006, $15.6 billion a year earlier and $14.9 billion at December 31, 2004, including the small balance commercial mortgage loans noted above of approximately $3.3 billion, $2.4 billion and $1.6 billion at December 31, 2006, 2005 and 2004, respectively. Capitalized residential mortgage loan servicing assets, net of a valuation allowance for possible impairment, totaled $153 million at December 31, 2006, compared with $140 million and $133 million at December 31, 2005 and 2004, respectively. Included in capitalized residential mortgage servicing assets were purchased servicing rights associated with the small balance commercial mortgage loans noted above of $36 million, $23 million and $13 million at December 31, 2006, 2005 and 2004, respectively. Additional information about the Company’s capitalized residential mortgage loan servicing assets, including information about the calculation of estimated fair value, is presented herein under the heading “Other Expense” and in note 7 of Notes to Financial Statements. Commitments to sell residential mortgage loans and commitments to originate residential mortgage loans for sale at pre-determined rates were $1.8 billion and $680 million, respectively, at December 31, 2006, $923 million and $352 million, respectively, at December 31, 2005 and $764 million and $422 million, respectively, at December 31, 2004. Net unrealized gains on hedged residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $4 million and $3 million at December 31, 2006 and 2004, respectively, compared with net unrealized losses of $5 million at December 31, 2005. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in a net increase in revenue of $2 million in 2006, and net decreases in revenue of $8 million in 2005 and $4 million in 2004.
Commercial mortgage banking revenues totaled $29 million in each of 2006 and 2005, compared with $25 million in 2004. Revenues from loan origination and sales activities were $15 million in 2006, compared with $14 million during 2005 and $13 million in 2004. Loan servicing revenues totaled $14 million in 2006, $15 million in 2005 and $12 million in 2004. Capitalized commercial mortgage loan servicing assets totaled $21 million at each of December 31, 2006 and 2005, and $22 million at December 31, 2004. Commercial mortgage loans serviced for other investors totaled $4.9 billion, $4.3 billion and $4.1 billion at December 31, 2006, 2005 and 2004, respectively, and included $939 million, $941 million and $926 million, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial mortgage loans and commitments to originate commercial mortgage loans for sale were $115 million and $66 million, respectively, at December 31, 2006, $241 million and $42 million, respectively, at December 31, 2005 and $167 million and $106 million, respectively, at December 31, 2004. Commercial mortgage loans held for sale totaled $49 million, $199 million and $61 million at December 31, 2006, 2005 and 2004, respectively.
Service charges on deposit accounts increased 3% to $381 million in 2006 from $370 million in 2005. Deposit account service charges in 2004 were $366 million. The higher levels of such revenues in 2006 and 2005 as compared with the immediately preceding years resulted from increased consumer service charges, largely resulting from higher debit card transaction volumes and overdraft fees, partially offset by lower commercial service charges.
Trust income includes fees for trust and custody services provided to personal, corporate and institutional customers, and investment management and advisory fees that are often based on a percentage of the market value of assets under management. Trust income rose 5% to $141 million in 2006 from $135 million in 2005, due in part to higher personal trust revenues. Trust income totaled $136 million in 2004. The impact of lower balances in proprietary mutual funds caused the decline in revenues from 2004 to 2005. Total trust assets, which include assets under management and assets under administration, aggregated $142.4 billion at December 31, 2006, compared with $134.0 billion at December 31, 2005. Trust assets under management were $14.8 billion and $13.2 billion at December 31,

2006 and 2005, respectively. The Company’s proprietary mutual funds, the MTB Group of Funds, had assets of $8.9 billion and $8.4 billion at December 31, 2006 and 2005, respectively. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $60 million in 2006, up 8% from $56 million in 2005, primarily the result of increased revenues from the sale of annuities. Brokerage services income was $54 million in 2004. The increase from 2004 to 2005 was due largely to increased revenues earned from the sale of mutual funds.
Trading account and foreign exchange activity resulted in gains of $25 million in 2006, $23 million in 2005 and $19 million in 2004. The higher gains in 2006 as compared with 2005 resulted largely from net increases in the market values of trading assets held in connection with deferred compensation plans. The increased gains in 2005 as compared with 2004 were due in part to higher volumes of trading assets and liabilities and reflected fees and market value changes related to interest rate swap agreements and foreign exchange contracts executed. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 17 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.” Trading account revenues related to interest rate and foreign exchange contracts totaled $15 million in each of 2006 and 2005, and were $11 million in 2004. Trading account assets held in connection with deferred compensation plans were $45 million and $41 million at December 31, 2006 and 2005, respectively. Trading account revenues resulting from net increases in the market values of such assets were $5 million in 2006, $3 million in 2005 and $4 million in 2004. A largely offsetting expense resulting from corresponding increases in liabilities related to deferred compensation is included in other costs of operations. Gains on investment securities were $3 million in each of 2006 and 2004, while as a result of the previously described charge for the other-than-temporary impairment in value of the FNMA and FHLMC preferred stock, losses on investment securities aggregated $28 million during 2005.
Other revenues from operations were $293 million in 2006, up from $259 million in 2005 and $240 million in 2004. Significant contributors to the 13% rise in such revenues from 2005 to 2006 were the previously noted $13 million gain from the call of an FHLB borrowing and an increase of $9 million in insurance-related revenues, largely the result of the February 1, 2006 acquisition by M&T Bank of a commercial insurance and surety brokerage agency based in Maryland. Also contributing to the increase from 2005 to 2006 were higher income from educational lending services of $8 million and income from bank owned life insurance of $6 million. An increase of $5 million in revenues from providing corporate financing advisory services and a $7 million increase in gains on sales of commercial lease equipment and other property contributed to the higher revenues in 2005 as compared with 2004.
Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $77 million, $75 million and $74 million in 2006, 2005 and 2004, respectively. Tax-exempt income earned from bank owned life insurance aggregated $53 million, $47 million and $48 million in 2006, 2005 and 2004, respectively. Such income includes increases in cash surrender value of life insurance policies and benefits received. Revenues from merchant discount and credit card fees were $32 million in 2006, $30 million in 2005 and $28 million in 2004. Insurance-related sales commissions and other revenues totaled $32 million in 2006, compared with $22 million in each of 2005 and 2004. The higher revenues in 2006 as compared with the preceding two years was primarily the result of the already noted insurance agency acquisition in February 2006. Automated teller machine (“ATM”) usage fees aggregated $15 million in 2006, compared with $22 million in 2005 and in 2004. The decrease in such fees in 2006 was largely the result of the reduction or elimination of fees charged for use of ATMs at certain non-branch locations.

Other Expense
Other expense totaled $1.55 billion in 2006, compared with $1.49 billion in 2005 and $1.52 billion in 2004. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $63 million, $57 million and $75 million in 2006, 2005 and 2004, respectively, and merger-related integration expenses of $5 million in 2006. There were no merger-related expenses in either 2005 or 2004. Exclusive of these nonoperating expenses, noninterest operating expenses were $1.48 billion in 2006, up 4% from $1.43 billion in 2005. Included in 2006’s operating expenses was the $18 million charitable contribution already discussed. Excluding the impact of the charitable contribution, operating expenses in 2006 increased $37 million, or less than 3% from 2005, due primarily to higher salaries costs, including merit pay increases and incentive compensation. Noninterest operating expenses were $1.44 billion in 2004. As previously noted, such expenses reflect a $25 million charitable contribution. Excluding that contribution, operating expenses in 2005 increased $13 million, or less than 1%, from 2004. That increase from 2004 resulted from higher costs of providing health care and retirement benefits to employees and increased professional services expenses, partially offset by a higher reversal of a portion of the valuation allowance for the impairment of capitalized residential mortgage servicing rights, due to higher residential mortgage loan interest rates. Table 2 provides a reconciliation of other expense to noninterest operating expense.
Salaries and employee benefits expense totaled $873 million in 2006, up 6% from $822 million in 2005. The most significant contributor to the increase was a higher level of salaries expense in 2006, reflecting the impact of merit pay increases and higher stock-based compensation costs and other incentive pay. Salaries and employee benefits expense was $807 million in 2004. Expenses related to providing employee health care and retirement benefits were the most significant contributors to the rise in salaries and benefits from 2004 to 2005. The Company recognizes expense for stock-based compensation using the fair value method of accounting for all stock-based compensation granted to employees after January 1, 1995. As a result, salaries and employee benefits expense in 2006, 2005 and 2004 included $51 million, $45 million and $48 million, respectively, of stock-based compensation. The higher level of stock-based compensation in 2006 was largely due to the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), effective January 1, 2006. As required, coincident with the adoption of SFAS No. 123R, the Company began accelerating the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during 2006 included $4 million that would otherwise have been recognized over the normal four year vesting period if not for the required adoption of SFAS No. 123R. That acceleration had no effect on the value of stock-based compensation awarded to employees. The number of full-time equivalent employees was 12,721 at December 31, 2006, compared with 12,780 and 12,678 at December 31, 2005 and 2004, respectively.
Pension benefit expense is a significant cost to the Company and totaled $28 million in 2006, $38 million in 2005 and $30 million in 2004. The Company sponsors both defined benefit and defined contribution pension plans. The expense for 2006 includes $7 million related to a new qualified defined contribution plan introduced on January 1, 2006. The determination of pension expense and the recognition of net pension assets and liabilities for defined benefit pension plans requires management to make various assumptions that can significantly impact the actuarial calculations related thereto. Those assumptions include the expected long-term rate of return on plan assets, the rate of increase in future compensation levels and the discount rate. Changes in any of those assumptions will impact the Company’s pension expense. The expected long-term rate of return assumption is determined by taking into consideration asset allocations, historical returns on the types of assets held and current economic factors. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. The discount rate used by the Company to determine the present value of the Company’s future benefit obligations reflects specific market yields for a hypothetical portfolio of highly rated corporate bonds that would produce cash flows similar to the Company’s benefit plan obligations and the level of market interest rates in general. Other factors used to estimate the projected benefit obligations include actuarial assumptions for mortality rate, turnover rate, retirement rate and disability rate. Those other factors do not tend to change significantly over time. The Company reviews its pension plan assumptions annually to ensure that such assumptions are reasonable and adjusts those assumptions, as necessary, to reflect changes in future expectations. The Company utilizes actuaries and others to aid in that assessment.
The Company’s 2006 pension expense for its defined benefit plans was determined using the following assumptions: a long-term rate of return on assets of 8.50%; a rate of future compensation increase of 4.90%; and a discount rate of 5.50%. To demonstrate the sensitivity of pension expense to changes in the Company’s pension plan assumptions, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of $1 million; the rate of increase in compensation would have resulted in an increase in pension expense of $.5 million; and the discount rate would have resulted in a decrease in pension expense of $3 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. The accounting guidance for defined benefit pension plans reflects the long-term nature of benefit obligations and the investment horizon of plan assets, and has the effect of reducing earnings volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses resulting from changes in assumptions and investment returns which are different from that which is assumed. As of December 31, 2006, the Company had cumulative unrecognized actuarial losses of approximately $101 million that could result in an increase in the Company’s future pension expense depending on several factors, including whether such losses at each measurement date exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net unrealized losses had the effect of increasing the Company’s pension expense by approximately $8 million in 2006, $5 million in 2005 and $2 million in 2004.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires that gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit cost pursuant to SFAS No. 87 or SFAS No. 106, be recognized as a component of other comprehensive income. An employer with publicly-traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan as of the end of the fiscal year ending after December 15, 2006. As of December 31, 2006, the combined benefit obligations (as defined under SFAS No. 158) of the Company’s defined benefit postretirement plans exceeded the fair value of the assets of such plans by approximately $205 million. Of that amount, $96 million was related to qualified defined benefit plans that are periodically funded by the Company and $109 million related to non-qualified pension and other postretirement plans that are generally not funded until benefits are paid. As a result of the adoption of SFAS No. 158, the Company was required to have a net pension and postretirement benefit liability for those plans that was at least equal to $205 million at December 31, 2006. Accordingly, as of December 31, 2006 the Company recorded an additional postretirement benefit liability of $46 million. After applicable tax effect, that liability reduced accumulated other comprehensive income (and thereby stockholders’ equity) by $28 million. Because the recognition requirements of SFAS No. 158 were required to be applied at the end of the year of adoption, the Company had to first recognize the additional minimum liability amounts required under the provisions of SFAS No. 87. As a result, as of December 31, 2006 the Company decreased its previously recorded minimum pension liability by $51 million with a corresponding increase to other comprehensive income that, net of applicable deferred taxes, was approximately $31 million. A combination of better than expected investment returns on plan assets during 2006 and a 25 basis point increase in the discount rate assumption to 5.75% at December 31, 2006 from 5.50% at December 31, 2005 were the significant factors contributing to the increase to other comprehensive income recorded in 2006 under the provisions of SFAS No. 87. In order to recognize the funded status of the Company’s other combined defined benefit postretirement plans under the provisions of SFAS No. 158, the Company then recorded an incremental minimum liability of approximately $16 million with a corresponding reduction of stockholders’ equity that, net of applicable deferred taxes, was approximately $10 million. As a result, including the effects of adopting SFAS No. 158, the Company decreased its minimum liability from that which was recorded at December 31, 2005 by approximately $35 million with a corresponding increase to stockholders’ equity that, net of applicable deferred taxes, was approximately $21 million. Under the provisions of SFAS No. 158, a 25 basis point decrease in the assumed discount rate as of December 31, 2006 to 5.50% would have resulted in increases in the combined benefit obligations of all defined benefit postretirement plans (including pension and other plans) of $25 million. Under that scenario, the minimum postretirement liability adjustment at December 31, 2006 would have been $71 million, rather than the $46 million that was actually recorded, and the corresponding after tax-effect charge to accumulated other comprehensive income at December 31, 2006 would have been $44 million, rather than the $28 million that was actually recorded. A 25 basis point increase in the assumed discount rate to 6.00% would have decreased the combined benefit obligations of all defined benefit postretirement plans by $24 million. Under this latter scenario, the aggregate liability adjustment at December 31, 2006 would have been $22 million rather than the $46 million actually recorded and the corresponding after tax-effect charge to accumulated other comprehensive income would have been $14 million rather than $28 million. The Company made contributions to its qualified defined benefit pension plans in 2006 totaling approximately $36 million. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 11 of Notes to Financial Statements.
Effective January 1, 2006, the Company amended certain provisions of its defined benefit pension plans. Such amendments had the effect of reducing future benefits earned under the plans. The formula was changed to reduce the future accrual of benefits by lowering the accrual percentage and through use of a career-average-pay formula as opposed to the previous final-average-pay formula. The amendments affected benefits earned for service periods beginning after December 31, 2005. Active participants at that time had the choice of electing to remain in the defined benefit plan under the reduced benefit formula or electing to participate in a new qualified defined contribution pension plan. Under the new defined contribution pension plan, the Company makes contributions to the plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Participants do not contribute to the defined contribution pension plan. New employees are not eligible to participate in the defined benefit plan, but do participate in the defined contribution pension plan. The amendment caused the projected benefit obligation associated with the defined benefit plans to decrease by approximately $98 million as of December 31, 2005. Certain gains associated with the $98 million in pension benefit obligation reduction attributable to employees who remained in the plan are not subject to the ten percent corridor previously noted. Guidance contained in SFAS No. 87 requires that these gains be amortized and recognized as a component of net periodic benefit cost over the remaining expected service period for active employees. Amortization of these gains had the effect of reducing the Company’s pension expense for 2006 by approximately $7 million.
In addition to the changes described above, the Company also amended its retirement savings plan (“RSP”), effective January 1, 2006, to allow for greater amounts of employee compensation to be eligible for contribution to the RSP. The RSP is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. RSP expense totaled $21 million in 2006, $17 million in 2005 and $16 million in 2004.
As a result of the amendments to the defined benefit pension plans and the RSP and the introduction of the defined contribution pension plan, the Company hoped to limit increases in future period expenses associated with these plans. Reflecting the impact of these changes, expenses associated with the defined benefit and defined contribution pension plans and the RSP totaled $49 million in 2006, compared with $55 million in 2005 and $46 million in 2004.
Excluding the nonoperating expense items already noted, nonpersonnel operating expenses aggregated $611 million in 2006, up 1% from $606 million in 2005. That increase reflects the $18 million charitable contribution made in 2006. Exclusive of the contribution, nonpersonnel operating expenses decreased $13 million or 2% from 2005, due largely to lower costs for professional services, furniture and equipment. Nonpersonnel operating expenses were $634 million in 2004 and included a $25 million charitable contribution. Excluding the impact of that contribution, other nonpersonnel operating expenses in 2005 decreased $3 million from 2004. As compared with 2004, a $7 million higher reversal in 2005 of a portion of the valuation allowance for the impairment of capitalized residential mortgage servicing rights, and lower equipment, net occupancy and other operating expenses were partially offset by higher professional services costs. The higher expenses incurred for professional services in 2005 were due in part to several initiatives of the Company, including projects focused on procurement practices, consolidation of loan application systems, revenue enhancement opportunities and operational efficiencies, as well as costs related to the already discussed subordinated note exchange.

Income Taxes
The provision for income taxes was $392 million in 2006, compared with $389 million in 2005 and $344 million in 2004. The effective tax rates were 31.9%, 33.2% and 32.3% in 2006, 2005 and 2004, respectively. The decline in the Company’s effective tax rate from 2005 to 2006 reflects higher levels of income that were exempt from tax in certain jurisdictions and a $3 million favorable impact from settlement of refund claims originally filed by Allfirst Financial Inc. prior to its April 1, 2003 acquisition by M&T. The refunds received, consisting of income taxes and taxable interest, exceeded the amounts previously accrued for such items by $5 million (pre-tax). The increase in the effective tax rate from 2004 to 2005 was largely due to the impact of the third quarter 2004 reorganization of two of the Company’s subsidiaries that altered the taxable status of such subsidiaries in certain jurisdictions thereby decreasing the Company’s effective state income tax rate for 2004. As a result of the reorganizations, both income tax expense and deferred tax liabilities at September 30, 2004 were reduced by $12 million.
The effective tax rate in future periods will be affected by the results of operations attributable to the various tax jurisdictions within which the Company operates, any changes in income tax regulations or interpretations of such regulations that differ from the Company’s interpretations by tax authorities within those jurisdictions, and the impact of changes in the accounting for income taxes resulting from the required adoption on January 1, 2007 of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” The projected impact of that adoption is included herein under the heading “Recent Accounting Developments.” A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 12 of Notes to Financial Statements.

International Activities
The Company’s net investment in international assets totaled $185 million at December 31, 2006 and $230 million at December 31, 2005. Such assets included $176 million and $217 million, respectively, of loans to foreign borrowers. Offshore deposits totaled $5.4 billion at December 31, 2006 and $2.8 billion at December 31, 2005. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

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
Core deposits have historically been the most significant funding source for the Company, and are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, in recent years the Company has faced increased competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 57% of the Company’s earning assets at each of December 31, 2006 and December 31, 2005, compared with 59% at December 31, 2004.
The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, offshore branch deposits and borrowings from the FHLBs and others. At December 31, 2006, M&T Bank had short-term and long-term credit facilities with the FHLBs aggregating $6.8 billion. Outstanding borrowings under these credit facilities totaled $3.4 billion and $3.9 billion at December 31, 2006 and 2005, respectively. Such borrowings are secured by loans and investment securities. M&T Bank and M&T Bank, N.A. had available lines of credit with the Federal Reserve Bank of New York of approximately $4.3 billion at December 31, 2006. The amounts of these lines are dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under these lines of credit at either December 31, 2006 or 2005.
The Company has issued subordinated capital notes from time to time to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s total capital as defined by federal regulators. M&T Bank issued $500 million of subordinated notes in December 2006. The notes bear a fixed rate of interest of 5.629% for ten years and a floating rate thereafter, at a rate equal to three-month LIBOR plus .64%. The notes are redeemable at the Company’s option after the fixed-rate period ends, subject to prior regulatory approval. In December 2005, M&T Bank exchanged $363 million of its 8.0% subordinated notes due 2010 for new fixed rate/floating rate subordinated notes with a par value of $409 million due 2020. The notes bear interest at a fixed rate of 5.585% for ten years, while thereafter such notes will bear interest at a floating rate that resets monthly at a rate equal to one-month LIBOR plus 1.215%. The notes are redeemable after the fixed-rate period ends at the Company’s option, subject to regulatory approval. No new funding was received as a result of the exchange. A more detailed description of the 2006 and 2005 subordinated note transactions is included herein under the heading “Net Interest Income/Lending and Funding Activities” and in note 9 of Notes to Financial Statements. As an additional source of funding, in November 2002, the Company entered into a $500 million revolving asset-backed structured borrowing which is collateralized by approximately $565 million of automobile loans and related assets. The automobile loans and related assets have been transferred to a special purpose consolidated subsidiary of M&T Bank. As existing automobile loans of the subsidiary pay down, monthly proceeds, after payment of certain fees and debt service costs, are used by the subsidiary to obtain additional automobile loans from M&T Bank or another of its subsidiaries to replenish the collateral and maintain the existing borrowing base. Additional information about this borrowing is included in note 18 of Notes to Financial Statements.
The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $2.3 billion and $4.0 billion at December 31, 2006 and 2005, respectively. In general, those borrowings were unsecured and matured on the next business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as an alternative to short-term borrowings. Offshore branch deposits also generally mature on the next business day and totaled $5.4 billion and $2.8 billion at December 31, 2006 and 2005, respectively. Brokered certificates of deposit have longer maturity terms. Information regarding such deposits is included under the heading “Net Interest Income/Lending and Funding Activities.”
The Company’s ability to obtain funding from these or other sources could be negatively impacted should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of short-term funding become restricted due to a disruption in the financial markets. The Company attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels. Such impact is estimated by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. Information about the credit ratings of M&T and M&T Bank is presented in table 13. Additional information regarding the terms and maturities of all of the Company’s short-term and long-term borrowings is provided in note 9 of Notes to Financial Statements. In addition to deposits and borrowings, other sources of liquidity include maturities of investment securities and other earning assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

Table 13

DEBT RATINGS

Standard
	Moody’s	and Poor’s	Fitch

M&T Bank Corporation
Senior debt	A3	A−	A−
Subordinated debt	Baa1	BBB+	BBB+
M&T Bank
Short-term deposits	Prime-1	A-1	F1
Long-term deposits	A2	A	A
Senior debt	A2	A	A−
Subordinated debt	A3	A−	BBB+

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $6 million and $58 million at December 31, 2006 and 2005, respectively. At both December 31, 2006 and 2005, the VRDBs outstanding backed by M&T Bank letters of credit totaled $1.7 billion. M&T Bank also serves as remarketing agent for most of those bonds.

Table 14

MATURITY DISTRIBUTION OF SELECTED LOANS(a)

December 31, 2006	Demand	2007	2008-2011	After 2011
	(In thousands)

Commercial, financial, agricultural, etc	$5,040,099	$1,132,361	$3,610,454	$615,443
Real estate — construction	565,845	1,623,072	1,170,550	74,995

Total	$5,605,944	$2,755,433	$4,781,004	$690,438

Floating or adjustable interest rates			$3,855,531	$478,330
Fixed or predetermined interest rates			925,473	212,108

Total			$4,781,004	$690,438

(a)	The data do not include nonaccrual loans.

In the normal course of business, the Company enters into contractual obligations which require future cash payments. The contractual amounts and timing of those payments as of December 31, 2006 are summarized in table 15. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 20 of Notes to Financial Statements. Table 15 summarizes the Company’s other commitments as of December 31, 2006 and the timing of the expiration of such commitments.

Table 15

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Less Than One	One to Three	Three to Five	Over Five
December 31, 2006	Year	Years	Years	Years	Total
	(Dollars in thousands)

Payments due for contractual obligations
Time deposits	$9,426,681	$1,642,369	$331,423	$90,156	$11,490,629
Deposits at foreign office	5,429,668	—	—	—	5,429,668
Federal funds purchased and agreements to repurchase securities	2,531,684	—	—	—	2,531,684
Other short-term borrowings	562,530	—	—	—	562,530
Long-term borrowings	518,543	2,806,147	532,807	3,033,244	6,890,741
Operating leases	43,931	74,784	48,829	66,757	234,301
Other	18,968	19,131	11,139	34,328	83,566

Total	$18,532,005	$4,542,431	$924,198	$3,224,485	$27,223,119

Other commitments
Commitments to extend credit	$6,820,835	$4,317,118	$4,220,081	$1,683,461	$17,041,495
Standby letters of credit	1,471,079	1,192,282	752,319	207,180	3,622,860
Commercial letters of credit	25,626	1,110	3,473	—	30,209
Financial guarantees and indemnification contracts	19,194	78,762	159,882	778,279	1,036,117
Commitments to sell real estate loans	1,932,306	—	—	—	1,932,306

Total	$10,269,040	$5,589,272	$5,135,755	$2,668,920	$23,662,987

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and common stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, approximately $108 million at December 31, 2006 was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 9 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at December 31, 2006. A similar $30 million line of credit was entirely available for borrowing at December 31, 2005.

Table 16

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

	One Year	One to Five	Five to Ten	Over Ten
December 31, 2006	or Less	Years	Years	Years	Total
	(Dollars in thousands)

Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$29,524	$236,351	$206,489	$1,512	$473,876
Yield	3.17%	3.72%	6.11%	4.48%	4.73%
Obligations of states and political subdivisions
Carrying value	13,131	16,855	33,669	7,116	70,771
Yield	5.70%	6.14%	4.77%	7.94%	5.59%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	142,696	523,737	528,114	713,161	1,907,708
Yield	3.70%	3.82%	3.94%	4.78%	4.20%
Privately issued
Carrying value	88,152	374,667	373,319	2,960,392	3,796,530
Yield	4.23%	4.96%	5.15%	4.92%	4.93%
Other debt securities
Carrying value	3,991	10,154	3,504	132,258	149,907
Yield	4.92%	4.78%	5.27%	7.03%	6.78%
Equity securities
Carrying value	—	—	—	—	431,056
Yield	—	—	—	—	5.48%

Total investment securities available for sale
Carrying value	277,494	1,161,764	1,145,095	3,814,439	6,829,848
Yield	3.92%	4.21%	4.75%	4.97%	4.79%

Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	42,166	6,815	9,319	1,136	59,436
Yield	5.64%	7.08%	9.63%	7.79%	6.47%
Other debt securities
Carrying value	—	—	467	4,996	5,463
Yield	—	—	8.30%	5.59%	5.82%

Total investment securities held to maturity
Carrying value	42,166	6,815	9,786	6,132	64,899
Yield	5.64%	7.08%	9.57%	6.00%	6.42%

Other investment securities	—	—	—	—	356,851

Total investment securities
Carrying value	$319,660	$1,168,579	$1,154,881	$3,820,571	$7,251,598
Yield	4.15%	4.23%	4.79%	4.97%	4.57%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.
(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. Interest rate risk is the primary market risk to which the Company is exposed. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and non-parallel shifts in the maturity curve of interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2006, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.0 billion. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under “Net Interest Income/Lending and Funding Activities” and in note 17 of Notes to Financial Statements.

Table 17

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
WITH BALANCES OF $100,000 OR MORE

December 31, 2006
(In thousands)

Under 3 months	$2,478,317
3 to 6 months	1,561,755
6 to 12 months	634,145
Over 12 months	863,789

Total	$5,538,006

The Company’s Risk Management Committee, which includes members of senior management, monitors the sensitivity of the Company’s net interest income to changes in interest rates with the aid of a computer model that forecasts net interest income under different interest rate scenarios. In modeling changing interest rates, the Company considers different yield curve shapes that consider both parallel (that is, simultaneous changes in interest rates at each point on the yield curve) and non-parallel (that is, allowing interest rates at points on the yield curve to vary by different amounts) shifts in the yield curve. In utilizing the model, market implied forward interest rates over the subsequent twelve months are generally used to determine a base interest rate scenario for the net interest income simulation. That calculated base net interest income is then compared to the income calculated under the varying interest rate scenarios. The model considers the impact of ongoing lending and deposit-gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk through the use of on-or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

Table 18 displays as of December 31, 2006 and 2005 the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 18

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

		Calculated Increase
		(Decrease) in Projected
		Net Interest Income
		December 31
Changes in Interest Rates		2006	2005
		(Dollars in thousands)

+	200 basis points	$15,098	$(7,178)
+	100 basis points	13,260	(4,096)
−	100 basis points	(12,759)	(5,733)

−	200 basis points	(26,546)	(16,184)

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

Table 19
CONTRACTUAL REPRICING DATA

	Three Months	Four to Twelve	One to	After
December 31, 2006	or Less	Months	Five Years	Five Years	Total
	(Dollars in thousands)

Loans and leases, net	$20,521,055	$3,684,677	$10,330,431	$8,411,134	$42,947,297
Investment securities	624,657	593,873	3,702,936	2,330,132	7,251,598
Other earning assets	179,135	850	—	—	179,985

Total earning assets	21,324,847	4,279,400	14,033,367	10,741,266	50,378,880

NOW accounts	940,439	—	—	—	940,439
Savings deposits	14,169,790	—	—	—	14,169,790
Time deposits	5,817,393	4,375,761	1,246,242	51,233	11,490,629
Deposits at foreign office	5,428,596	1,072	—	—	5,429,668

Total interest-bearing deposits	26,356,218	4,376,833	1,246,242	51,233	32,030,526

Short-term borrowings	3,094,214	—	—	—	3,094,214
Long-term borrowings	3,215,107	198,353	837,359	2,639,922	6,890,741

Total interest-bearing liabilities	32,665,539	4,575,186	2,083,601	2,691,155	42,015,481

Interest rate swaps	(922,241)	205,000	177,241	540,000	—

Periodic gap	$(12,262,933)	$(90,786)	$12,127,007	$8,590,111
Cumulative gap	(12,262,933)	(12,353,719)	(226,712)	8,363,399
Cumulative gap as a % of total earning assets	(24.3)%	(24.5)%	(0.5)%	16.6%

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
The notional amounts of interest rate contracts entered into for trading purposes aggregated $7.6 billion at December 31, 2006 and $6.7 billion at December 31, 2005. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes totaled $613 million and $679 million at December 31, 2006 and 2005, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of trading account assets and liabilities were $137 million and $65 million, respectively, at December 31, 2006 and $192 million and $77 million, respectively, at December 31, 2005. Included in trading account assets at December 31, 2006 and 2005 were $45 million and $41 million, respectively, of assets related to deferred compensation plans. Changes in the fair value of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at December 31, 2006 and 2005 were $49 million and $48 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions associated with the Company’s trading activities. Additional information related to trading derivative contracts is included in note 17 of Notes to Financial Statements.

Capital
Stockholders’ equity at December 31, 2006 totaled $6.3 billion and represented 11.01% of total assets, compared with $5.9 billion or 10.66% at December 31, 2005 and $5.7 billion or 10.82% at December 31, 2004. On a per share basis, stockholders’ equity was $56.94 at December 31, 2006, up 9% from $52.39 at the 2005 year-end and 15% higher than $49.68 at December 31, 2004. Tangible equity per share was $28.57 at December 31, 2006, compared with $25.91 and $23.62 at December 31, 2005 and 2004, respectively. In the calculation of tangible equity per common share, stockholders’ equity is reduced by the carrying values of goodwill and core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of total stockholders’ equity and tangible equity as of December 31, 2006, 2005 and 2004 is presented in table 2. The ratio of average total stockholders’ equity to average total assets was 10.82%, 10.71% and 11.07% in 2006, 2005 and 2004, respectively.
Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale; unrealized fair value gains or losses associated with interest rate swap agreements designated as cash flow hedges; minimum pension liability adjustments; and the impact of applying SFAS No. 158. Net unrealized losses on available-for-sale investment securities were $25 million, or $.23 per common share, at December 31, 2006, compared with losses of $49 million, or $.43 per common share, at December 31, 2005 and $5 million, or $.04 per common share, at December 31, 2004. Such unrealized losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. There were no outstanding interest rate swap agreements designated as cash flow hedges at December 31, 2006, 2005 or 2004. Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, included in accumulated other comprehensive income reduced stockholders’ equity by $28 million at December 31, 2006, or $.26 per share. Similar adjustments to recognize minimum pension liabilities as then required by SFAS No. 87, net of applicable tax effect, reduced stockholders’ equity by $49 million or $.44 per share at December 31, 2005 and $12 million or $.11 per share at December 31, 2004. Information about the funded status of the Company’s pension and other postretirement benefit plans is included in note 11 of Notes to Financial Statements.
Cash dividends paid in 2006 on M&T’s common stock totaled $250 million, compared with $199 million and $188 million in 2005 and 2004, respectively. M&T increased the quarterly dividend on its common stock in the second quarter of 2005 from $.40 to $.45 per share, and again in the second quarter of 2006 to $.60 per share. Dividends per common share totaled $2.25 in 2006, up 29% from $1.75 in 2005 and 41% above $1.60 in 2004.
M&T repurchased 3,259,000 shares of its common stock in 2006, 4,891,800 shares in 2005 and 6,520,800 shares in 2004, at a cost of $374 million, $510 million and $610 million, respectively. In December 2004, M&T had announced a plan to purchase up to 5,000,000 shares of its common stock. That repurchase plan was completed in December 2005. In November 2005, M&T announced that it had been authorized by its Board of Directors to purchase up to an additional 5,000,000 shares of its common stock. Through December 31, 2006, M&T had repurchased a total of 3,303,700 shares of common stock pursuant to such plan at an average cost of $114.66 per share.
Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of

3% of the quarterly average of total assets. As of December 31, 2006, core capital included $689 million of the trust preferred securities described in note 9 of Notes to Financial Statements and total capital further included $1.4 billion of subordinated capital notes. As previously noted, in December 2006, M&T Bank issued $500 million of fixed rate/floating rate subordinated notes due 2021. The new notes bear interest at a fixed coupon rate of 5.629% for ten years, while thereafter such notes will bear interest at a floating rate that resets monthly at a rate equal to three-month LIBOR plus .64%. The notes are redeemable after the fixed-rate period ends at M&T’s option, subject to regulatory approval.
The capital ratios of the Company and its banking subsidiaries as of December 31, 2006 and 2005 are presented in note 22 of Notes to Financial Statements.
The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as a percentage of regulatory “core capital” at the beginning of each year, was 17.52% in 2006, 18.50% in 2005 and 18.12% in 2004.

Fourth Quarter Results
Net income increased 4% to $213 million during the fourth quarter of 2006 from $205 million in the year-earlier quarter. Diluted and basic earnings per share were $1.88 and $1.93, respectively, in the final quarter of 2006, compared with $1.78 and $1.82, respectively, in the fourth quarter of 2005. The annualized rates of return on average assets and average common stockholders’ equity for the fourth quarter of 2006 were 1.50% and 13.55%, respectively, compared with 1.48% and 13.85%, respectively, in the year-earlier period.
Net operating income rose 6% to $225 million in the fourth quarter of 2006 from $213 million in 2005’s final quarter. Diluted net operating earnings per share increased 7% to $1.98 in the recently completed quarter from $1.85 in the fourth quarter of 2005. The annualized net operating returns on average tangible assets and average tangible common equity were 1.67% and 28.71%, respectively, in the fourth quarter of 2006, compared with 1.63% and 29.12%, respectively, in the corresponding 2005 quarter. Core deposit and other intangible asset amortization, after tax effect, totaled $11 million ($.10 per diluted share) and $8 million ($.07 per diluted share) in the fourth quarters of 2006 and 2005, respectively. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2006 and 2005 are provided in table 21.
Taxable-equivalent net interest income rose 4% to $472 million in the final quarter of 2006 from $454 million in the year-earlier quarter. That growth was the result of a 3% increase in average earning assets and a widening of the Company’s net interest margin. Average earning assets totaled $50.2 billion in the last quarter of 2006, compared with $48.8 billion in the year-earlier period. Average loans and leases for the recently completed quarter totaled $42.5 billion, up 5% from $40.4 billion during the final quarter of 2005. A $1.1 billion increase in commercial real estate loans, an $863 million rise in residential real estate loans, and a $786 million increase in commercial loans were the leading contributors to the growth in average loans outstanding. The yield on earning assets was 6.92% in the fourth quarter of 2006, up 76 basis points from 6.16% in the fourth quarter of 2005. The rate paid on interest-bearing liabilities was 3.83% in the last quarter of 2006, 85 basis points higher than 2.98% in the corresponding period in 2005. The resulting net interest spread was 3.09% in the recent quarter, down 9 basis points from 3.18% in the fourth quarter of 2005. That decline reflects the impact of higher interest rates in 2006 that resulted in short-term interest rates associated with borrowings and many deposits rising more than longer-term interest rates associated with many loan products. However, the contribution of net interest free funds to the Company’s net interest margin rose to .64% in the final 2006 quarter from .51% in the year-earlier quarter. That rise reflects the impact of higher interest rates on interest-bearing liabilities used to value such contribution. As a result, the Company’s net interest margin improved to 3.73% in the recent quarter from 3.69% in the final quarter of 2005.
The provision for credit losses was $28 million during the three-month period ended December 31, 2006, compared with $23 million in the year-earlier period. Net charge-offs of loans were $24 million in 2006’s fourth quarter, representing an annualized .23% of average loans and leases outstanding, compared with $23 million or .22% during the final three months of 2005.

Other income totaled $256 million in the final quarter of 2006, up 3% from $249 million in the year-earlier quarter, due in part to higher revenues from trust and brokerage services activities, service charges on deposit accounts and income from bank owned life insurance, partially offset by a decline in mortgage banking revenues.
Other expense in the fourth quarter of 2006 increased 4% to $384 million from $369 million in the fourth quarter of 2005. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $19 million and $13 million in the final quarter of 2006 and 2005, respectively. Exclusive of these nonoperating expenses, noninterest operating expenses were $365 million in the recently completed quarter, up 2% from $356 million in the last three months of 2005. Higher costs for salaries and a $1 million increase to the valuation allowance for the impairment of capitalized residential mortgage servicing rights in the fourth quarter of 2006, compared with a reversal of a portion of such valuation allowance of $6 million in the year-earlier quarter, were the leading contributors to that rise in operating expense. The Company’s efficiency ratio during the fourth quarter of 2006 and 2005 was 50.2% and 50.7%, respectively. Table 21 includes a reconciliation of other expense to noninterest operating expense for each of the quarters of 2006 and 2005.

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
The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, largely within the markets served by the Company. Services provided by this segment include commercial lending and leasing, deposit products, and cash management services. Net income earned by the Commercial Banking segment rose 3% to $226 million in 2006 from $219 million in 2005. That improvement was primarily the result of a $25 million rise in net interest income, partially offset by increased noninterest expenses, most significantly higher personnel costs of $7 million. The higher net interest income was predominantly due to a widening of the net interest margin and an 8% increase in average loan balances outstanding, offset, in part, by a 17% decrease in average demand deposit balances. In 2004, this segment’s net income aggregated $213 million. The favorable performance in 2005 as compared to 2004 was due largely to an increase in net interest income of $21 million, mainly the result of a 7% increase in loan balances outstanding, partially offset by a $9 million increase in noninterest expenses, due predominantly to higher personnel costs.
The Commercial Real Estate segment provides credit and deposit services to its customers. Real estate securing loans in this segment is generally located in the New York City metropolitan area, upstate New York, Pennsylvania, Maryland, the District of Columbia, Delaware, Virginia, West Virginia and the northwestern portion of the United States. Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the FNMA DUS program and other programs. This segment contributed net income of $135 million in 2006, down 6% from the $143 million earned in 2005. The decline was the result of an $8 million decrease in net interest income, predominantly due to a narrowing of net interest margin on loans outstanding, higher noninterest expenses of $6 million and lower commercial mortgage credit-related fees and other revenues of $4 million. Net income in 2005 for the Commercial Real Estate segment was 13% above the $126 million earned in 2004. That improvement was due to an increase in net interest income of $19 million that resulted from higher average loan balances and a wider margin associated with deposits, a $4 million rise in commercial mortgage banking revenues and a lower provision for credit losses of $5 million.
The Discretionary Portfolio segment includes investment and trading securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides foreign exchange services to customers. Included in the assets of the Discretionary Portfolio segment are the preferred stock issuances of FNMA and FHLMC owned by the Company. The Discretionary Portfolio segment recorded net income of $96 million in 2006, 3% higher than $93 million in 2005. Contributing to that increase were the $29 million other-than-temporary impairment charge related to preferred stock issuances of FNMA and FHLMC reflected in 2005’s results and the $13 million gain in 2006 resulting from the accelerated recognition of a purchase accounting premium related to the call of an FHLB borrowing assumed in a previous acquisition. Partially offsetting these favorable factors was a $39 million decrease in net interest income resulting from a 58 basis point narrowing of the net interest margin on investment securities and a $470 million decline in the average balance of the segment’s portfolio of investment securities. Net income contributed by the Discretionary Portfolio segment was $112 million in 2004. The 17% decline in 2005 as compared with 2004 was predominantly the result of the previously mentioned other-than temporary impairment charge reflected in 2005’s results.
The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to bank subsidiaries of M&T. This segment also originates and services loans to developers of residential real estate properties. In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several states throughout the southern and western United States. The Company also periodically purchases the rights to service mortgage loans. Residential mortgage loans held for sale are included in this segment. The Residential Mortgage Banking segment’s net income rose 21% to $52 million in 2006 from $43 million in 2005. The improved performance was predominantly due to an 11% increase in noninterest revenues resulting from higher income from servicing mortgage loans of $10 million and increased gains from the sales of loans to the Discretionary Portfolio segment of $9 million. Also contributing to the improvement was an $8 million increase in net interest income, mainly due to a 30% increase in balances of loans held for sale, net of a 52 basis point decline in net interest margin associated with such loan balances. Partially offsetting these favorable factors were higher salaries and benefits expenses of $8 million and other noninterest expenses of $4 million. Included in noninterest expenses were partial reversals of the capitalized mortgage servicing rights valuation allowance of $10 million and $8 million in 2006 and 2005, respectively. Net income for the Residential Mortgage Banking segment totaled $29 million in 2004. The 50% increase in net income from 2004 to 2005 was due predominantly to higher noninterest revenues of $20 million, resulting from loan origination, sales and servicing activities, and higher net interest income of $10 million, attributable primarily to an increase in average loan balances outstanding. Also contributing to the segment’s improved performance from 2004 to 2005 was the effect of an $8 million partial reversal of the capitalized mortgage servicing rights valuation allowance recognized during 2005, compared with a $2 million partial reversal of such allowance recognized during 2004. Partially offsetting revenue growth was a $14 million increase in salaries and benefits expenses. Gains from the sales of loans to the Company’s Discretionary Portfolio segment were $19 million, $10 million and $9 million in 2006, 2005 and 2004, respectively.
The Retail Banking segment offers a variety of services to consumers and small businesses through several delivery channels which include banking offices, automated teller machines, telephone banking and Internet banking. The Company has banking offices in New York State, Pennsylvania, Maryland, Virginia, the District of Columbia, West Virginia and Delaware. Effective January 2, 2007, M&T Bank

opened its first banking office in New Jersey. The Retail Banking segment also offers certain deposit and loan products on a nationwide basis through M&T Bank, N.A. Credit services offered by this segment include consumer installment loans, student loans, automobile loans (originated both directly and indirectly through dealers), home equity loans and lines of credit, and loans and leases to small businesses. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. Net income for the Retail Banking segment aggregated $410 million in 2006, up 26% from $325 million in 2005. The favorable performance was primarily due to an increase in net interest income of $119 million, largely resulting from a widening net interest margin on deposit products. Also contributing to the improvement were higher service charges on deposit accounts of $16 million. The Retail Banking segment recorded net income of $251 million in 2004. The 30% increase from 2004 to 2005 was due predominantly to increases in net interest income of $81 million, largely attributable to an increase in net interest margin on deposit products. Higher service charges on deposit accounts and other fee income of $21 million, lower noninterest expenses of $13 million, and a $10 million decline in the provision for credit losses also contributed to the rise in net income from 2004 to 2005.
The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets resulting from acquisitions of financial institutions, the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses, and, in 2006, acquisition and integration-related expenses resulting from the branch acquisition completed by M&T Bank on June 30, 2006. The various components of the “All Other” category resulted in net losses of $80 million, $41 million and $9 million in 2006, 2005 and 2004, respectively. The Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments was the main factor for the increased net loss in 2006. Also contributing to the net loss were the previously mentioned $18 million charitable contribution made to The M&T Charitable Foundation and higher charges for amortization of core deposit and other intangible assets and merger-related expenses incurred as a result of the branch acquisition of $17 million and $5 million, respectively. The higher net loss incurred during 2005 as compared with 2004 resulted largely from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Noninterest expenses in 2004 were $44 million higher than in 2005, reflecting 2004’s $25 million contribution to The M&T Charitable Foundation and a $19 million higher charge for amortization of core deposit and other intangible assets. The 2004 net loss also reflected the $12 million reduction in income tax expense resulting from the reorganization of certain of M&T’s subsidiaries.

Recent Accounting Developments
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As a result, such instruments would be accounted for in one of two ways. Under the first allowable method, an entity would bifurcate the embedded derivative feature and record the bifurcated derivative at fair value. Subsequent changes in fair value of the bifurcated derivative would be reported in earnings. As an alternative, an entity could elect not to bifurcate the embedded derivative but instead record the entire financial instrument at fair value with subsequent changes in fair value of the security being reported in earnings. SFAS No. 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company adopted the provisions of SFAS No. 155 as of January 1, 2007 and does not anticipate that the impact of such adoption will be material to its financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 defines the situations in which an entity should recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits an entity to choose its subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities as either the amortization method or fair value measurement method. The amortization method requires that servicing assets and servicing liabilities be amortized in proportion to and over the period of estimated net servicing income or net servicing loss and assessed for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method requires servicing assets and servicing liabilities to be measured at fair value at each reporting date and requires entities to report changes in fair value of servicing assets and liabilities in earnings in the period in which the changes occur. SFAS No. 156 requires prospective adoption as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. An entity may elect to subsequently measure a class of separately recognized servicing assets and servicing liabilities at fair value as of the beginning of any fiscal year, beginning with the fiscal year in which the entity adopts this statement. Upon such election, which is irrevocable, the effect of remeasuring an existing class of separately recognized servicing assets and servicing liabilities at fair value should be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year. Currently, the Company initially measures servicing assets retained in sales and securitization transactions for which it is the transferor under the relative fair value method prescribed in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and subsequently measures its servicing assets under the amortization method. The Company has not early-adopted the provisions of SFAS No. 156 and currently does not intend to adopt the fair value measurement method for any classes of separately recognized servicing assets in 2007. The adoption of SFAS No. 156 on January 1, 2007, therefore, is not expected to have a material effect on the Company’s financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements required or permitted under other accounting pronouncements, but does not require any new fair value measurements. The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and the effect of the measurements on earnings for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions generally should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is applied, with certain provisions required to be applied retrospectively. Many of the Company’s assets, liabilities and off-balance sheet positions are required to either be accounted for or disclosed using fair value as their relevant measurement attribute. Given the pervasiveness of fair value measurements throughout the Company’s financial statements, the Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its financial statements.
In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 prescribes the accounting method to be applied to measure uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The evaluation of an uncertain tax position in accordance with FIN No. 48 is a two-step process. The first step is recognition, which requires a determination whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. Under the measurement step, a tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN No. 48 shall be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) for that fiscal year. The adoption of FIN No. 48 on January 1, 2007 will not have a material impact on the Company’s financial position, but will likely increase the Company’s effective income tax rate by approximately .75% to 1.0% from what it otherwise would have been.
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
At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion — 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company has endorsement split-dollar life insurance policies that it inherited through certain acquisitions that are associated with employees who are no longer active. The Company does not anticipate that the adoption of the provisions of Issue 06-04 will have a material effect on the Company’s financial position or results of operations.
Also at its September 2006 meeting, the EITF reached a final consensus on Issue 06-05, “Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The consensus concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on a individual-life by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06-05 is effective for fiscal years beginning after December 15, 2006. The consensus in Issue 06-05 should be adopted through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earning as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. At December 31, 2006, the Company had bank owned life insurance policies with a carrying value of $1.1 billion. The Company does not anticipate that the adoption of the provisions of Issue 06-05 on January 1, 2007 will have a material effect on the Company’s financial position or results of operations.

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

Table 20

QUARTERLY TRENDS

	2006 Quarters				2005 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$876,197	$858,008	$817,552	$782,003	$757,654	$725,129	$680,781	$642,441
Interest expense	404,356	395,652	366,298	330,246	303,493	265,576	229,016	196,266

Net interest income	471,841	462,356	451,254	451,757	454,161	459,553	451,765	446,175
Less: provision for credit losses	28,000	17,000	17,000	18,000	23,000	22,000	19,000	24,000
Other income	256,417	273,902	262,602	252,931	248,604	221,494	245,362	234,258
Less: other expense	383,810	408,941	376,997	382,003	369,114	368,250	380,441	367,337

Income before income taxes	316,448	310,317	319,859	304,685	310,651	290,797	297,686	289,096
Applicable income taxes	97,996	94,775	102,645	97,037	101,113	95,348	96,589	95,686
Taxable-equivalent adjustment	5,123	5,172	4,641	4,731	4,553	4,375	4,263	4,120

Net income	$213,329	$210,370	$212,573	$202,917	$204,985	$191,074	$196,834	$189,290

Per common share data
Basic earnings	$1.93	$1.89	$1.91	$1.82	$1.82	$1.68	$1.73	$1.65
Diluted earnings	1.88	1.85	1.87	1.77	1.78	1.64	1.69	1.62
Cash dividends	$.60	$.60	$.60	$.45	$.45	$.45	$.45	$.40
Average common shares outstanding
Basic	110,705	111,047	111,259	111,693	112,529	113,530	113,949	114,773
Diluted	113,468	113,897	113,968	114,347	115,147	116,200	116,422	117,184
Performance ratios, annualized
Return on
Average assets	1.50%	1.49%	1.54%	1.49%	1.48%	1.39%	1.46%	1.44%
Average common stockholders’ equity	13.55%	13.72%	14.35%	13.97%	13.85%	12.97%	13.73%	13.41%
Net interest margin on average earning assets (taxable-equivalent basis)	3.73%	3.68%	3.66%	3.73%	3.69%	3.76%	3.78%	3.83%
Nonperforming loans to total loans and leases, net of unearned discount	.52%	.43%	.38%	.35%	.39%	.41%	.46%	.46%
Efficiency ratio(a)	52.79%	55.47%	52.29%	54.21%	52.49%	51.94%	54.58%	54.00%
Net operating (tangible) results(b)
Net operating income (in thousands)	$224,733	$223,228	$221,838	$210,856	$212,738	$199,577	$205,415	$199,135
Diluted net operating income per common share	1.98	1.96	1.95	1.84	1.85	1.72	1.76	1.70
Annualized return on
Average tangible assets	1.67%	1.67%	1.69%	1.64%	1.63%	1.54%	1.62%	1.61%
Average tangible common stockholders’ equity	28.71%	30.22%	30.02%	29.31%	29.12%	27.67%	29.88%	29.67%
Efficiency ratio(a)	50.22%	52.76%	50.70%	52.36%	50.69%	49.97%	52.56%	51.63%
Balance sheet data
In millions, except per share
Average balances
Total assets(c)	$56,575	$56,158	$55,498	$55,106	$54,835	$54,444	$53,935	$53,306
Total tangible assets(c)	53,437	53,004	52,522	52,130	51,860	51,461	50,944	50,305
Earning assets	50,235	49,849	49,443	49,066	48,833	48,447	47,931	47,240
Investment securities	7,556	7,898	8,314	8,383	8,302	8,439	8,593	8,573
Loans and leases, net of unearned discount	42,474	41,710	40,980	40,544	40,403	39,879	39,229	38,580
Deposits	38,504	39,158	38,435	37,569	37,006	36,708	36,245	35,282
Stockholders’ equity(c)	6,244	6,085	5,940	5,893	5,873	5,845	5,749	5,723
Tangible stockholders’ equity(c)	3,106	2,931	2,964	2,917	2,898	2,862	2,758	2,722
At end of quarter
Total assets(c)	$57,065	$56,373	$56,507	$55,420	$55,146	$54,841	$54,482	$53,887
Total tangible assets(c)	53,936	53,227	53,345	52,443	52,176	51,863	51,495	50,891
Earning assets	50,379	49,950	49,628	49,281	48,852	48,691	48,341	47,853
Investment securities	7,252	7,626	7,903	8,294	8,400	8,230	8,320	8,679
Loans and leases, net of unearned discount	42,947	42,098	41,599	40,859	40,331	40,335	39,911	39,073
Deposits	39,911	39,079	38,514	38,171	37,100	37,199	37,306	36,293
Stockholders’ equity(c)	6,281	6,151	6,000	5,919	5,876	5,847	5,838	5,674
Tangible stockholders’ equity(c)	3,152	3,005	2,838	2,942	2,906	2,869	2,851	2,678
Equity per common share	56.94	55.58	54.01	53.11	52.39	51.81	51.20	49.78
Tangible equity per common share	28.57	27.15	25.55	26.41	25.91	25.42	25.00	23.49
Market price per common share
High	$124.98	$124.94	$119.93	$117.39	$111.86	$112.50	$107.28	$108.04
Low	117.31	116.00	112.90	105.72	101.31	103.50	98.75	96.71
Closing	122.16	119.96	117.92	114.14	109.05	105.71	105.16	102.06

(a)	Excludes impact of merger-related expenses and net securities transactions.
(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 21.
(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 21.

Table 21

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2006 Quarters				2005 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$213,329	$210,370	$212,573	$202,917	$204,985	$191,074	$196,834	$189,290
Amortization of core deposit and other intangible assets(a)	11,404	12,154	6,921	7,939	7,753	8,503	8,581	9,845
Merger-related expenses(a)	—	704	2,344	—	—	—	—	—

Net operating income	$224,733	$223,228	$221,838	$210,856	$212,738	$199,577	$205,415	$199,135

Earnings per share
Diluted earnings per common share	$1.88	$1.85	$1.87	$1.77	$1.78	$1.64	$1.69	$1.62
Amortization of core deposit and other intangible assets(a)	.10	.10	.06	.07	.07	.08	.07	.08
Merger-related expenses(a)	—	.01	.02	—	—	—	—	—

Diluted net operating earnings per share	$1.98	$1.96	$1.95	$1.84	$1.85	$1.72	$1.76	$1.70

Other expense
Other expense	$383,810	$408,941	$376,997	$382,003	$369,114	$368,250	$380,441	$367,337
Amortization of core deposit and other intangible assets	(18,687)	(19,936)	(11,357)	(13,028)	(12,703)	(13,926)	(14,055)	(16,121)
Merger-related expenses	—	(1,155)	(3,842)	—	—	—	—	—

Noninterest operating expense	$365,123	$387,850	$361,798	$368,975	$356,411	$354,324	$366,386	$351,216

Merger-related expenses
Salaries and employee benefits	$—	$305	$510	$—	$—	$—	$—	$—
Equipment and net occupancy	—	12	212	—	—	—	—	—
Printing, postage and supplies	—	141	14	—	—	—	—	—
Other costs of operations	—	697	3,106	—	—	—	—	—

Total	$—	$1,155	$3,842	$—	$—	$—	$—	$—

Balance sheet data
In millions
Average assets
Average assets	$56,575	$56,158	$55,498	$55,106	$54,835	$54,444	$53,935	$53,306
Goodwill	(2,909)	(2,909)	(2,909)	(2,907)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(261)	(281)	(107)	(112)	(115)	(128)	(142)	(157)
Deferred taxes	32	36	40	43	44	49	55	60

Average tangible assets	$53,437	$53,004	$52,522	$52,130	$51,860	$51,461	$50,944	$50,305

Average equity
Average equity	$6,244	$6,085	$5,940	$5,893	$5,873	$5,845	$5,749	$5,723
Goodwill	(2,909)	(2,909)	(2,909)	(2,907)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(261)	(281)	(107)	(112)	(115)	(128)	(142)	(157)
Deferred taxes	32	36	40	43	44	49	55	60

Average tangible equity	$3,106	$2,931	$2,964	$2,917	$2,898	$2,862	$2,758	$2,722

At end of quarter
Total assets
Total assets	$57,065	$56,373	$56,507	$55,420	$55,146	$54,841	$54,482	$53,887
Goodwill	(2,909)	(2,909)	(2,909)	(2,909)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(250)	(271)	(291)	(111)	(108)	(121)	(135)	(149)
Deferred taxes	30	34	38	43	42	47	52	57

Total tangible assets	$53,936	$53,227	$53,345	$52,443	$52,176	$51,863	$51,495	$50,891

Total equity
Total equity	$6,281	$6,151	$6,000	$5,919	$5,876	$5,847	$5,838	$5,674
Goodwill	(2,909)	(2,909)	(2,909)	(2,909)	(2,904)	(2,904)	(2,904)	(2,904)
Core deposit and other intangible assets	(250)	(271)	(291)	(111)	(108)	(121)	(135)	(149)
Deferred taxes	30	34	38	43	42	47	52	57

Total tangible equity	$3,152	$3,005	$2,838	$2,942	$2,906	$2,869	$2,851	$2,678

(a)	After any related tax effect.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.
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

M&T BANK CORPORATION

Robert G. Wilmers
Chairman of the Board and Chief Executive Officer

René F. Jones
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
M&T Bank Corporation:

We have completed integrated audits of M&T Bank Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of M&T Bank Corporation and subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Buffalo, New York
February 23, 2007

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

(Dollars in thousands, except per share)	December 31
	2006	2005

Assets
Cash and due from banks	$1,605,506	$1,479,239
Interest-bearing deposits at banks	6,639	8,408
Federal funds sold	19,458	11,220
Agreements to resell securities	100,000	—
Trading account	136,752	191,617
Investment securities
Available for sale (cost: $6,878,332 in 2006; $8,011,560 in 2005)	6,829,848	7,931,703
Held to maturity (market value: $66,729 in 2006; $102,880 in 2005)	64,899	101,059
Other (market value: $356,851 in 2006; $367,402 in 2005)	356,851	367,402

Total investment securities	7,251,598	8,400,164

Loans and leases	43,206,954	40,553,691
Unearned discount	(259,657)	(223,046)
Allowance for credit losses	(649,948)	(637,663)

Loans and leases, net	42,297,349	39,692,982

Premises and equipment	335,008	337,115
Goodwill	2,908,849	2,904,081
Core deposit and other intangible assets	250,233	108,260
Accrued interest and other assets	2,153,513	2,013,320

Total assets	$57,064,905	$55,146,406

Liabilities
Noninterest-bearing deposits	$7,879,977	$8,141,928
NOW accounts	940,439	901,938
Savings deposits	14,169,790	13,839,150
Time deposits	11,490,629	11,407,626
Deposits at foreign office	5,429,668	2,809,532

Total deposits	39,910,503	37,100,174

Federal funds purchased and agreements to repurchase securities	2,531,684	4,211,978
Other short-term borrowings	562,530	940,894
Accrued interest and other liabilities	888,352	819,980
Long-term borrowings	6,890,741	6,196,994

Total liabilities	50,783,810	49,270,020

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued in 2006 and 2005	60,198	60,198
Common stock issuable, 90,949 shares in 2006; 100,298 shares in 2005	5,060	5,363
Additional paid-in capital	2,889,449	2,886,153
Retained earnings	4,443,441	3,854,275
Accumulated other comprehensive income (loss), net	(53,574)	(97,930)
Treasury stock — common, at cost — 10,179,802 shares in 2006; 8,336,907 shares in 2005	(1,063,479)	(831,673)

Total stockholders’ equity	6,281,095	5,876,386

Total liabilities and stockholders’ equity	$57,064,905	$55,146,406

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

(In thousands, except per share)	Year Ended December 31
	2006	2005	2004

Interest income
Loans and leases, including fees	$2,927,411	$2,420,660	$1,974,469
Deposits at banks	372	169	65
Federal funds sold	1,670	807	123
Agreements to resell securities	3,927	1	11
Trading account	2,446	1,544	375
Investment securities
Fully taxable	363,401	351,423	309,141
Exempt from federal taxes	14,866	14,090	14,548

Total interest income	3,314,093	2,788,694	2,298,732

Interest expense
NOW accounts	3,461	2,182	1,802
Savings deposits	201,543	139,445	92,064
Time deposits	551,514	294,782	154,722
Deposits at foreign office	178,348	120,122	43,034
Short-term borrowings	227,850	157,853	71,172
Long-term borrowings	333,836	279,967	201,366

Total interest expense	1,496,552	994,351	564,160

Net interest income	1,817,541	1,794,343	1,734,572
Provision for credit losses	80,000	88,000	95,000

Net interest income after provision for credit losses	1,737,541	1,706,343	1,639,572

Other income
Mortgage banking revenues	143,181	136,114	124,353
Service charges on deposit accounts	380,950	369,918	366,301
Trust income	140,781	134,679	136,296
Brokerage services income	60,295	55,572	53,740
Trading account and foreign exchange gains	24,761	22,857	19,435
Gain (loss) on bank investment securities	2,566	(28,133)	2,874
Other revenues from operations	293,318	258,711	239,970

Total other income	1,045,852	949,718	942,969

Other expense
Salaries and employee benefits	873,353	822,239	806,552
Equipment and net occupancy	168,776	173,689	179,595
Printing, postage and supplies	33,956	33,743	34,476
Amortization of core deposit and other intangible assets	63,008	56,805	75,410
Other costs of operations	412,658	398,666	419,985

Total other expense	1,551,751	1,485,142	1,516,018

Income before taxes	1,231,642	1,170,919	1,066,523
Income taxes	392,453	388,736	344,002

Net income	$839,189	$782,183	$722,521

Net income per common share
Basic	$7.55	$6.88	$6.14
Diluted	7.37	6.73	6.00

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(In thousands)	Year Ended December 31
	2006	2005	2004

Cash flows from operating activities
Net income	$839,189	$782,183	$722,521
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	80,000	88,000	95,000
Depreciation and amortization of premises and equipment	51,916	58,477	62,779
Amortization of capitalized servicing rights	61,007	58,466	57,885
Amortization of core deposit and other intangible assets	63,008	56,805	75,410
Provision for deferred income taxes	(68,249)	(88,071)	(137,596)
Asset write-downs	7,713	32,765	737
Net gain on sales of assets	(12,915)	(9,694)	(7,127)
Net change in accrued interest receivable, payable	21,493	3,099	(26,438)
Net change in other accrued income and expense	58,707	(25,017)	4,528
Net change in loans held for sale	(605,240)	(609,433)	(133,925)
Net change in trading account assets and liabilities	43,234	(49,208)	10,596

Net cash provided by operating activities	539,863	298,372	724,370

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	110,501	20,673	727,229
Other	42,300	62,047	20,510
Proceeds from maturities of investment securities
Available for sale	1,701,402	2,158,675	2,902,255
Held to maturity	95,951	104,500	142,799
Purchases of investment securities
Available for sale	(675,737)	(2,047,939)	(4,874,927)
Held to maturity	(59,814)	(107,540)	(136,018)
Other	(31,749)	(107,597)	(51,021)
Other investments	(100,000)	1,026	41
Additions to capitalized servicing rights	(49,984)	(50,367)	(57,778)
Net increase in loans and leases	(1,827,918)	(1,509,896)	(2,583,862)
Capital expenditures, net	(41,988)	(26,546)	(31,785)
Acquisitions, net of cash acquired
Deposits and banking offices	494,990	—	—
Other	(11,272)	—	—
Other, net	(13,387)	(73,262)	(15,445)

Net cash used by investing activities	(366,705)	(1,576,226)	(3,958,002)

Cash flows from financing activities
Net increase in deposits	1,847,505	1,680,945	2,329,792
Net increase (decrease) in short-term borrowings	(2,058,658)	450,230	261,454
Proceeds from long-term borrowings	2,000,000	1,801,657	1,400,660
Payments on long-term borrowings	(1,294,857)	(1,927,070)	(575,779)
Purchases of treasury stock	(373,860)	(509,609)	(610,261)
Dividends paid — common	(249,817)	(198,619)	(187,669)
Other, net	91,034	106,975	79,457

Net cash provided (used) by financing activities	(38,653)	1,404,509	2,697,654

Net increase (decrease) in cash and cash equivalents	134,505	126,655	(535,978)
Cash and cash equivalents at beginning of year	1,490,459	1,363,804	1,899,782

Cash and cash equivalents at end of year	$1,624,964	$1,490,459	$1,363,804

Supplemental disclosure of cash flow information
Interest received during the year	$3,298,620	$2,721,155	$2,266,601
Interest paid during the year	1,443,335	964,548	589,799
Income taxes paid during the year	345,763	472,773	453,006
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$15,973	$10,417	$17,167
Acquisitions
Fair value of
Assets acquired (noncash)	514,955	—	—
Liabilities assumed	998,673	—	—
Securitization of residential mortgage loans allocated to
Available for sale investment securities	—	124,600	—
Capitalized servicing rights	—	1,410	—

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

						Accumulated
						Other
(In thousands, except per share)			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income (Loss),	Treasury
	Stock	Stock	Issuable	Capital	Earnings	Net	Stock	Total

2004
Balance — January 1, 2004	$—	60,053	6,326	2,888,963	2,736,215	25,653	—	5,717,210
Comprehensive income:
Net income	—	—	—	—	722,521	—	—	722,521
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(42,823)	—	(42,823)
Minimum pension liability adjustment	—	—	—	—	—	(39)	—	(39)

								679,659
Purchases of treasury stock	—	—	—	—	—	—	(610,261)	(610,261)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	48,103	—	—	—	48,103
Exercises	—	144	—	(38,361)	—	—	119,444	81,227
Directors’ stock plan	—	1	—	167	—	—	817	985
Deferred compensation plans, net, including dividend equivalents	—	—	(547)	(960)	(180)	—	2,047	360
Common stock cash dividends — $1.60 per share	—	—	—	—	(187,669)	—	—	(187,669)

Balance — December 31, 2004	$—	60,198	5,779	2,897,912	3,270,887	(17,209)	(487,953)	5,729,614
2005
Comprehensive income:
Net income	—	—	—	—	782,183	—	—	782,183
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(43,864)	—	(43,864)
Minimum pension liability adjustment	—	—	—	—	—	(36,857)	—	(36,857)

								701,462
Purchases of treasury stock	—	—	—	—	—	—	(509,609)	(509,609)
Repayment of management stock ownership program receivable	—	—	—	304	—	—	—	304
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	45,191	—	—	—	45,191
Exercises	—	—	—	(57,112)	—	—	163,864	106,752
Directors’ stock plan	—	—	—	87	—	—	1,009	1,096
Deferred compensation plans, net, including dividend equivalents	—	—	(416)	(229)	(176)	—	1,016	195
Common stock cash dividends — $1.75 per share	—	—	—	—	(198,619)	—	—	(198,619)

Balance — December 31, 2005	$—	60,198	5,363	2,886,153	3,854,275	(97,930)	(831,673)	5,876,386
2006
Comprehensive income:
Net income	—	—	—	—	839,189	—	—	839,189
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	23,265	—	23,265
Minimum pension liability adjustment	—	—	—	—	—	30,932	—	30,932

								893,386
Change in accounting for defined benefit plans (note 11)	—	—	—	—	—	(9,841)	—	(9,841)
Purchases of treasury stock	—	—	—	—	—	—	(373,860)	(373,860)
Repayment of management stock ownership program receivable	—	—	—	225	—	—	—	225
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	51,237	—	—	—	51,237
Exercises	—	—	—	(47,742)	—	—	140,053	92,311
Directors’ stock plan	—	—	—	133	—	—	977	1,110
Deferred compensation plans, net, including dividend equivalents	—	—	(303)	(557)	(206)	—	1,024	(42)
Common stock cash dividends — $2.25 per share	—	—	—	—	(249,817)	—	—	(249,817)

Balance — December 31, 2006	$—	60,198	5,060	2,889,449	4,443,441	(53,574)	(1,063,479)	6,281,095

See accompanying notes to financial statements

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements

1.	Significant accounting policies
M&T Bank Corporation (“M&T”)is a bank holding company headquartered in Buffalo, New York. Through subsidiaries, M&T provides individuals, corporations and other businesses, and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking, asset management, insurance and other financial services. Banking activities are largely focused on consumers residing in New York State, Pennsylvania, Maryland and the District of Columbia and on small and medium-size businesses based in those areas. Banking services are also provided in Delaware, Virginia, West Virginia and New Jersey (effective January 2, 2007), while certain subsidiaries also conduct activities in other states.
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

Consolidated Statement of Cash Flows
For purposes of this statement, cash and due from banks and federal funds sold are considered cash and cash equivalents.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

are considered to be other than temporary. Realized gains and losses on the sales of investment securities are determined using the specific identification method.

Loans and leases
Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when principal or interest is delinquent 90 days, unless management determines that the loan status clearly warrants other treatment. Loan balances are charged off when it becomes evident that such balances are not fully collectible. Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan. Net deferred fees have been included in unearned discount as a reduction of loans outstanding. Commitments to sell real estate loans are utilized by the Company to hedge the exposure to changes in fair value of real estate loans held for sale. The carrying value of hedged real estate loans held for sale recorded in the consolidated balance sheet includes changes in estimated fair market value during the hedge period, typically from the date of close through the sale date. Valuation adjustments made on these loans and commitments are included in mortgage banking revenues.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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

Capitalized servicing rights
Servicing assets purchased or servicing liabilities assumed that are not recognized in connection with the sale or securitization of financial assets are initially measured at fair value. Capitalized servicing assets are included in other assets and are amortized in proportion to and over the period of estimated net servicing income.
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

Goodwill and core deposit and other intangible assets
Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Similar to goodwill, other intangible assets, which include core deposit intangibles, also lack physical substance but, as required by SFAS No. 141, “Business Combinations,” portions of the cost of an acquired entity have been assigned to such assets. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as core deposit intangibles, are required to be amortized over their estimated lives. Core deposit and other intangible assets are amortized using accelerated methods over estimated useful lives of five to ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of core deposit and other intangible assets may be impaired.

Derivative financial instruments
The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction. Pursuant to SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing risk.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. For such agreements, amounts receivable or payable are recognized as accrued under the terms of the agreement and the net differential is recorded as an adjustment to interest income or expense of the related asset or liability. Interest rate swap agreements may be designated as either fair value hedges or cash flow hedges. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the unrealized gain or loss is reported in “other revenues from operations” immediately.
The Company utilizes commitments to sell real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Commitments to originate real estate loans to be held for sale and commitments to sell real estate loans are generally recorded in the consolidated balance sheet at estimated fair market value. However, in accordance with Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” issued by the United States Securities and Exchange Commission, value ascribable to cash flows that will be realized in connection with loan servicing activities has not been included in the determination of fair value of commitments to originate loans for sale. Value ascribable to that portion of cash flows is recognized at the time the underlying mortgage loans are sold.
Derivative instruments not related to mortgage banking activities, including financial futures commitments and interest rate swap agreements, that do not satisfy the hedge accounting requirements noted above are recorded at fair value and are generally classified as trading account assets or liabilities with resultant changes in fair value being recognized in trading account and foreign exchange gains in the Company’s consolidated statement of income.

Stock-based compensation
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS No. 123R”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to that date, the Company recognized expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123. Stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation that is expected to vest, except that coincident with the adoption of SFAS No. 123R, the Company began accelerating the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plan allows for vesting at the time an employee retires. Through December 31, 2005, stock-based compensation granted to such individuals was expensed over the normal vesting period and any remaining unrecognized compensation cost was recognized at the time an individual employee actually retired. Information on the determination of the estimated value of stock-based awards used to calculate stock-based compensation expense is included in note 10.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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

2.	Acquisition of deposits and banking offices
On June 30, 2006, M&T Bank, M&T’s principal banking subsidiary, acquired 21 banking offices in Buffalo and Rochester, New York from Citibank, N.A. in a cash transaction. The offices had approximately $269 million in loans, mostly to consumers, small businesses and middle market customers, and approximately $1.0 billion of deposits. The transaction did not have a significant effect on the Company’s results of operations during 2006. Expenses associated with systems conversions and other costs of integrating the acquired offices with and into M&T Bank aggregated $5 million ($3 million net of applicable income taxes) in 2006.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

3.	Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2006
Investment securities available for sale:
U.S. Treasury and federal agencies	$479,655	$—	$5,779	$473,876
Obligations of states and political subdivisions	67,804	2,967	—	70,771
Mortgage-backed securities:
Government issued or guaranteed	1,943,407	4,477	40,176	1,907,708
Privately issued	3,830,965	7,603	42,038	3,796,530
Other debt securities	145,034	5,423	550	149,907
Equity securities	411,467	20,016	427	431,056

	6,878,332	40,486	88,970	6,829,848

Investment securities held to maturity:
Obligations of states and political subdivisions	59,436	1,845	15	61,266
Other debt securities	5,463	—	—	5,463

	64,899	1,845	15	66,729

Other securities	356,851	—	—	356,851

Total	$7,300,082	$42,331	$88,985	$7,253,428

December 31, 2005
Investment securities available for sale:
U.S. Treasury and federal agencies	$330,945	$40	$7,779	$323,206
Obligations of states and political subdivisions	81,024	3,912	1	84,935
Mortgage-backed securities:
Government issued or guaranteed	2,740,503	8,047	55,382	2,693,168
Privately issued	4,318,988	8,423	52,399	4,275,012
Other debt securities	144,967	6,904	1,133	150,738
Equity securities	395,134	11,512	2,002	404,644

	8,011,561	38,838	118,696	7,931,703

Investment securities held to maturity:
Obligations of states and political subdivisions	97,003	1,955	134	98,824
Other debt securities	4,056	—	—	4,056

	101,059	1,955	134	102,880

Other securities	367,402	—	—	367,402

Total	$8,480,022	$40,793	$118,830	$8,401,985

No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of stockholders’ equity at December 31, 2006.
As of December 31, 2006, the latest available investment ratings of all privately issued mortgage-backed securities were A or better, with the exception of 17 securities with an aggregate amortized cost and estimated fair value of $74,646,000 and $76,384,000, respectively.
The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31
	2006	2005
	(In thousands)

Amortized cost	$4,837,695	$5,837,340
Estimated fair value	4,774,812	5,753,823

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Gross realized gains on the sale of investment securities were $2,735,000 in 2006, $1,464,000 in 2005 and $6,084,000 in 2004. Gross realized losses on investment securities were $169,000 in 2006, $414,000 in 2005 and $3,210,000 in 2004. During 2005, the Company recognized a $29,183,000 other-than-temporary impairment charge related to $132,900,000 of variable rate preferred stock issuances of the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). Although the securities were rated as investment grade, the Company recognized the impairment charge, in accordance with generally accepted accounting principles, in light of changing circumstances during 2005 that included an announced further delay in FNMA’s ability to provide restated financial information about its results of operations and a further decline in the market value of certain of FHLMC’s preferred stock issuances despite its release of operating results. As of December 31, 2006, the fair value of those securities exceeded their adjusted amortized cost by $10,513,000.
At December 31, 2006, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Debt securities available for sale:
Due in one year or less	$46,692	$46,646
Due after one year through five years	268,389	263,360
Due after five years through ten years	242,284	243,662
Due after ten years	135,128	140,886

	692,493	694,554
Mortgage-backed securities available for sale	5,774,372	5,704,238

	$6,466,865	$6,398,792

Debt securities held to maturity:
Due in one year or less	$42,166	$42,228
Due after one year through five years	6,815	6,997
Due after five years through ten years	9,786	11,281
Due after ten years	6,132	6,223

	$64,899	$66,729

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

A summary of investment securities that as of December 31, 2006 and 2005 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In thousands)

December 31, 2006
U.S. Treasury and federal agencies	$207,522	$(397)	$266,354	$(5,382)
Obligations of states and political subdivisions	5,348	(2)	1,462	(13)
Mortgage-backed securities:
Government issued or guaranteed	68,832	(112)	1,467,818	(40,064)
Privately issued	564,993	(3,754)	2,413,828	(38,284)
Other debt securities	3,425	(77)	53,353	(473)
Equity securities	29,826	(423)	41	(4)

Total	$879,946	$(4,765)	$4,202,856	$(84,220)

December 31, 2005
U.S. Treasury and federal agencies	$17,111	$(141)	$302,942	$(7,638)
Obligations of states and political subdivisions	55,830	(112)	4,788	(23)
Mortgage-backed securities:
Government issued or guaranteed	408,924	(7,754)	1,693,319	(47,628)
Privately issued	2,209,915	(23,252)	1,121,380	(29,147)
Other debt securities	16,587	(230)	57,684	(903)
Equity securities	134,266	(1,991)	32	(11)

Total	$2,842,633	$(33,480)	$3,180,145	$(85,350)

The Company owned approximately five hundred individual investment securities with aggregate gross unrealized losses of $88,985,000 at December 31, 2006. Those investment securities consisted predominantly of mortgage-backed securities classified as available for sale. The unrealized losses at December 31, 2006 were generally attributable to the level of interest rates and, accordingly, were considered to be temporary in nature. At December 31, 2006, the Company had not identified events or changes in circumstance which may have a significant adverse effect on the fair value of the $356,851,000 of cost method investment securities.
At December 31, 2006, investment securities with a carrying value of $4,422,316,000, including $4,158,346,000 of investment securities available for sale, were pledged to secure demand notes issued to the U.S. Treasury, borrowings from various Federal Home Loan Banks (“FHLB”), repurchase agreements, governmental deposits and interest rate swap agreements.
Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $1,300,322,000 at December 31, 2006. The pledged securities are included in mortgage-backed securities available for sale.
At December 31, 2006, collateral accepted by the Company which by contract or custom can be sold or repledged consisted of securities with a fair value of $104,205,000 purchased under agreements to resell. Those securities have been pledged at December 31, 2006 to secure governmental deposits.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

4.	Loans and leases
Total gross loans and leases outstanding were comprised of the following:

	December 31
	2006	2005
	(In thousands)

Loans
Commercial, financial, agricultural, etc	$10,472,919	$9,818,897
Real estate:
Residential	5,248,119	3,802,645
Commercial	12,691,964	12,833,912
Construction	3,453,981	2,335,498
Consumer	9,885,883	10,385,740

Total loans	41,752,866	39,176,692

Leases
Commercial	1,423,637	1,286,930
Consumer	30,451	90,069

Total leases	1,454,088	1,376,999

Total loans and leases	$43,206,954	$40,553,691

One-to-four family residential mortgage loans held for sale were $1.9 billion at December 31, 2006 and $1.2 billion at December 31, 2005. One-to-four family residential mortgage loans and smaller balance commercial mortgage loans with many repayment characteristics similar to residential mortgage loans that are serviced for others totaled approximately $16.7 billion and $15.6 billion at December 31, 2006 and 2005, respectively. As of December 31, 2006, approximately $7 million of one-to-four family residential mortgage loans serviced for others had been sold with credit recourse. Commercial mortgage loans held for sale were $49 million at December 31, 2006 and $199 million at December 31, 2005. Commercial mortgage loans serviced for others totaled approximately $4.9 billion and $4.3 billion at December 31, 2006 and 2005, respectively. As of December 31, 2006, approximately $939 million of commercial mortgage loan balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the FNMA Delegated Underwriting and Servicing (“DUS”) program. At December 31, 2006, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those recourse arrangements. Included in consumer loans were home equity loans held for sale of $65 million at December 31, 2006 and $38 million at December 31, 2005.
Nonperforming loans (loans on which interest was not being accrued or had been renegotiated at below-market interest rates) totaled $224,228,000 at December 31, 2006 and $156,451,000 at December 31, 2005. If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $17,173,000 in 2006 and $12,144,000 in 2005. The actual amounts included in interest income during 2006 and 2005 on such loans were $6,770,000 and $3,279,000, respectively.
The recorded investment in loans considered impaired for purposes of applying SFAS No. 114 was $152,676,000 and $92,528,000 at December 31, 2006 and 2005, respectively. The recorded investment in loans considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $139,021,000 and $23,388,000, respectively, at December 31, 2006 and $65,244,000 and $15,343,000, respectively, at December 31, 2005. The recorded investment in loans considered impaired for which there was no related valuation allowance for impairment was $13,655,000 and $27,284,000 at December 31, 2006 and 2005, respectively. The average recorded investment in impaired loans during 2006, 2005 and 2004 was $97,263,000, $106,603,000 and $135,431,000, respectively. Interest income recognized on impaired loans

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

totaled $4,866,000, $4,522,000 and $10,546,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $120,000, amounted to $158,032,000 and $172,610,000 at December 31, 2006 and 2005, respectively. During 2006, new borrowings by such persons amounted to $61,061,000 (including borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from retirements) were $75,639,000.
At December 31, 2006, approximately $948 million of commercial mortgage loans and $2.3 billion of one-to-four family residential mortgage loans were pledged to secure outstanding borrowings. As described in note 18, as of December 31, 2006, $565 million of automobile loans and related assets were effectively pledged to secure a $500 million revolving structured borrowing.
The Company’s loan and lease portfolio includes (i) commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and commercial aircraft, and (ii) consumer leases for automobiles and light trucks. A summary of lease financing receivables follows:

	December 31
	2006	2005
	(In thousands)

Commercial leases:
Direct financings:
Lease payments receivable	$992,016	$875,869
Estimated residual value of leased assets	99,564	117,927
Unearned income	(162,897)	(135,789)

Investment in direct financings	928,683	858,007
Leveraged leases:
Lease payments receivable	157,377	135,469
Estimated residual value of leased assets	174,680	157,665
Unearned income	(59,738)	(43,374)

Investment in leveraged leases	272,319	249,760

Investment in commercial leases	1,201,002	1,107,767
Consumer automobile leases:
Lease payments receivable	6,527	27,649
Estimated residual value of leased assets	23,924	62,420
Unearned income	(1,038)	(4,867)

Investment in consumer automobile leases	29,413	85,202

Total investment in leases	$1,230,415	$1,192,969

Deferred taxes payable arising from leveraged leases	$205,619	$211,980

Included within the estimated residual value of leased assets at December 31, 2006 and 2005 were $51 million and $31 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees. The Company is indemnified from loss by Allied Irish Banks, p.l.c. (“AIB”) on a portion of leveraged leases obtained in the acquisition of a former subsidiary of AIB on April 1, 2003. Amounts as of December 31, 2006 and 2005 in the leveraged lease section of the table subject to such indemnification included at each respective date lease payments receivable of $9 million, estimated residual value of leased assets of $31 million, and unearned income of $8 million. For consumer automobile leases, substantially all residual values were insured by third parties for declines in published industry-standard residual values.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

At December 31, 2006, the minimum future lease payments to be received from lease financings were as follows:

	Commercial	Consumer	Total
	(In thousands)

Year ending December 31:
2007	$264,701	$5,986	$270,687
2008	218,167	541	218,708
2009	153,614	—	153,614
2010	108,880	—	108,880
2011	72,651	—	72,651
Later years	331,380	—	331,380

	$1,149,393	$6,527	$1,155,920

5.	Allowance for credit losses
Changes in the allowance for credit losses were as follows:

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Beginning balance	$637,663	$626,864	$614,058
Provision for credit losses	80,000	88,000	95,000
Allowance related to loans sold or securitized	—	(314)	(501)
Net charge-offs
Charge-offs	(95,606)	(107,617)	(119,025)
Recoveries	27,891	30,730	37,332

Net charge-offs	(67,715)	(76,887)	(81,693)

Ending balance	$649,948	$637,663	$626,864

6.	Premises and equipment
The detail of premises and equipment was as follows:

	December 31
	2006	2005
	(In thousands)

Land	$48,833	$49,191
Buildings — owned	230,562	225,828
Buildings — capital leases	1,598	1,598
Leasehold improvements	101,453	92,741
Furniture and equipment — owned	292,141	301,138
Furniture and equipment — capital leases	2,514	2,514

	677,101	673,010
Less: accumulated depreciation and amortization
Owned assets	339,643	334,024
Capital leases	2,450	1,871

	342,093	335,895

Premises and equipment, net	$335,008	$337,115

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Net lease expense for all operating leases totaled $60,680,000 in 2006, $57,641,000 in 2005 and $58,318,000 in 2004. Minimum lease payments under noncancelable operating leases are presented in note 20. Minimum lease payments required under capital leases are not material.

7.	Capitalized servicing assets
Changes in capitalized servicing assets were as follows:

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Beginning balance	$181,233	$186,225	$185,816
Originations	12,446	16,928	26,285
Purchases	50,841	35,135	32,009
Assumed in loan securitizations (note 18)	—	1,411	—
Amortization	(61,007)	(58,466)	(57,885)

	183,513	181,233	186,225
Valuation allowance	(10,050)	(19,800)	(30,878)

Ending balance, net	$173,463	$161,433	$155,347

Capitalized servicing assets at December 31, 2006 and 2005 included $153 million and $140 million, respectively, of capitalized residential mortgage loan servicing rights, net of the valuation allowance for impairment, and $21 million of capitalized commercial mortgage loan servicing rights at each of those dates. During 2006, 2005 and 2004, $9,750,000, $11,078,000 and $3,622,000, respectively, of the valuation allowance was reversed because of increases in the market value of certain strata of servicing assets relative to the amortized cost basis of the servicing assets in such strata. The estimated fair value of capitalized servicing assets was approximately $214 million at December 31, 2006 and $191 million at December 31, 2005. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 17.8% and 16.6% at December 31, 2006 and 2005, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2006 and 2005, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 1,227 basis points (hundredths of one percent) and 1,073 basis points, respectively, over market implied forward London Interbank Offered Rates. The estimated market value of capitalized servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2006 and 2005 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.
The key economic assumptions used to determine the fair value of capitalized servicing rights at December 31, 2006 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Weighted-average prepayment speeds — residential (constant prepayment rate)	19.43%
Impact on fair value of 10% adverse change	$(7,628,000)
Impact on fair value of 20% adverse change	(14,552,000)
Weighted-average OAS — residential	12.27%
Impact on fair value of 10% adverse change	$(4,242,000)
Impact on fair value of 20% adverse change	(8,246,000)
Weighted-average discount rate — commercial	18.00%
Impact on fair value of 10% adverse change	$(1,085,000)
Impact on fair value of 20% adverse change	(2,094,000)

8.	Goodwill and other intangible assets
In accordance with SFAS No. 142, the Company does not amortize goodwill associated with corporate acquisitions, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
		(In thousands)

December 31, 2006
Core deposit	$574,544	$354,287	$220,257
Other	115,250	85,274	29,976

Total	$689,794	$439,561	$250,233

December 31, 2005
Core deposit	$385,725	$303,694	$82,031
Other	99,088	72,859	26,229

Total	$484,813	$376,553	$108,260

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted-average original amortization period was approximately eight years. The remaining weighted-average amortization period as of December 31, 2006 was also approximately eight years. Amortization expense for core deposit and other intangible assets was $63,008,000, $56,805,000, and $75,410,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)

Year ending December 31:
2007	$65,002
2008	50,145
2009	40,477
2010	31,225
2011	20,397
Later years	42,987

$250,233

Also in accordance with the provisions of SFAS No. 142, the Company completed annual goodwill impairment tests as of October 1, 2004, 2005 and 2006. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. The Company’s non-relationship business reporting units were individually analyzed and fair value was largely determined by comparisons to market transactions for similar businesses. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.
A summary of goodwill assigned to each of the Company’s reportable segments for purposes of testing for impairment was as follows:

	December 31,
	2006	2005
	(In thousands)

Commercial Banking	$838,165	$838,165
Commercial Real Estate	255,166	255,166
Discretionary Portfolio	—	—
Residential Mortgage Banking	—	—
Retail Banking	1,440,925	1,440,925
All Other	374,593	369,825

Total	$2,908,849	$2,904,081

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

9.	Borrowings

The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds
	Purchased
	and	Other
	Repurchase	Short-term
	Agreements	Borrowings	Total
	(Dollars in thousands)

At December 31, 2006
Amount outstanding	$2,531,684	$562,530	$3,094,214
Weighted-average interest rate	5.14%	5.30%	5.17%
For the year ended December 31, 2006
Highest amount at a month-end	$4,533,796	$980,361
Daily-average amount outstanding	3,888,739	640,893	$4,529,632
Weighted-average interest rate	5.01%	5.18%	5.03%
At December 31, 2005
Amount outstanding	$4,211,978	$940,894	$5,152,872
Weighted-average interest rate	4.07%	4.26%	4.10%
For the year ended December 31, 2005
Highest amount at a month-end	$4,547,239	$1,136,923
Daily-average amount outstanding	4,232,002	658,229	$4,890,231
Weighted-average interest rate	3.20%	3.40%	3.23%
At December 31, 2004
Amount outstanding	$3,924,576	$779,088	$4,703,664
Weighted-average interest rate	2.08%	2.16%	2.09%
For the year ended December 31, 2004
Highest amount at a month-end	$5,039,431	$779,088
Daily-average amount outstanding	4,575,951	565,685	$5,141,636
Weighted-average interest rate	1.36%	1.59%	1.38%

In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2006 matured on the next business day following year-end. Other short-term borrowings included a $500 million revolving asset-backed structured borrowing with an unaffiliated conduit lender. Further information related to the revolving asset-backed structured borrowing is provided in note 18. The remaining balance of other short-term borrowings included borrowings from the U.S. Treasury and have original maturities of one year or less.
At December 31, 2006, the Company had lines of credit under formal agreements as follows:

			M&T
	M&T	M&T Bank	Bank, N.A.
	(In thousands)

Outstanding borrowings	$—	$3,431,129	$—
Unused	30,000	7,634,299	73,212

M&T has a revolving credit agreement with an unaffiliated commercial bank whereby M&T may borrow up to $30 million at its discretion through December 7, 2007. At December 31, 2006, M&T Bank had borrowing facilities available with the FHLB whereby M&T Bank could borrow up to approximately $6.8 billion. Additionally, M&T Bank and M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York totaling approximately $4.3 billion, under which there were no borrowings outstanding at December 31, 2006 or 2005. M&T Bank and M&T Bank, N.A. are required to pledge loans or investment securities as collateral for these borrowing facilities.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Long-term borrowings were as follows:

	December 31,
	2006	2005
	(In thousands)

Subordinated notes of M&T Bank:
8% due 2010	$131,957	$132,118
3.85% due 2013	399,892	399,806
5.585% due 2020, variable rate commencing 2015	351,987	347,742
5.629% due 2021, variable rate commencing 2016	492,945	—
Subordinated notes of M&T:
7.2% due 2007	203,193	209,579
6.875% due 2009	103,916	105,594
Senior medium term notes — 6.5% due 2008	29,368	28,921
Advances from FHLB:
Variable rates	2,800,000	2,850,000
Fixed rates	629,438	1,025,145
Junior subordinated debentures associated with preferred capital securities of:
M&T Capital Trust I — 8.234%	154,640	154,640
M&T Capital Trust II — 8.277%	103,093	103,093
M&T Capital Trust III — 9.25%	68,384	68,709
First Maryland Capital I — Variable rate	143,652	143,102
First Maryland Capital II — Variable rate	141,322	140,660
Allfirst Asset Trust — Variable rate	101,796	101,640
Agreements to repurchase securities	1,025,001	375,001
Other	10,157	11,244

	$6,890,741	$6,196,994

The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of depositors and other creditors of M&T Bank. In December 2006, M&T Bank issued $500 million of subordinated notes which bear a fixed rate of interest of 5.629% until December 2016 and a floating rate thereafter until maturity in December 2021, at a rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus .64%. Beginning December 2016, M&T Bank may, at its option and subject to prior regulatory approval, redeem some or all of the notes on any interest payment date. In December 2005, M&T Bank completed an offer to the holders of its 8% subordinated notes due October 2010 to exchange their notes for fixed rate/floating rate subordinated notes due December 2020. Approximately $363 million of the 8% notes with a carrying value of $348 million were exchanged for new subordinated notes with a face value of $409 million. The new subordinated notes bear a fixed rate of interest of 5.585% until December 2015 and a floating rate of interest thereafter until maturity in December 2020, at a rate equal to the one-month LIBOR plus 1.215%. Beginning December 2015, M&T Bank may, at its option and subject to prior regulatory approval, redeem some or all of the new notes on any interest payment date. In accordance with generally accepted accounting principles, the Company accounted for the exchange as a modification of debt terms and not as an extinguishment of debt because, among other factors, the present value of the cash flows under the terms of the new subordinated notes was not at least ten percent different from the present value of the cash flows under the original terms of the exchanged subordinated notes. Coincident with the exchange, M&T Bank terminated $363 million of interest rate swap agreements that were used to hedge the 8.0% subordinated notes that were exchanged. A $15 million valuation adjustment on the previously hedged notes was included in the carrying value of the new subordinated notes. That valuation adjustment is being amortized to interest expense over the period to expected maturity of the new notes. The unamortized balance of such valuation adjustment was

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

$14 million and $15 million at December 31, 2006 and 2005, respectively. The new subordinated notes have an effective rate of 7.76%.
The subordinated notes of M&T are unsecured and subordinate to the general creditors of M&T. The senior medium term notes were issued in 1998 by Keystone Financial Mid-Atlantic Funding Corp., a wholly owned subsidiary of M&T that was acquired in 2000. The notes provide for semi-annual interest payments at fixed rates of interest and are guaranteed by M&T.
Long-term variable rate advances from the FHLB had contractual interest rates that ranged from 5.31% to 5.37% at December 31, 2006 and from 4.16% to 4.45% at December 31, 2005. The weighted-average contractual interest rates were 5.35% and 4.32% at December 31, 2006 and 2005, respectively. Long-term fixed-rate advances from the FHLB had contractual interest rates ranging from 4.05% to 7.32% at December 31, 2006 and from 4.05% to 8.29% at December 31, 2005. The weighted-average contractual interest rates payable were 5.52% and 5.28% at December 31, 2006 and 2005, respectively. Advances from the FHLB mature at various dates through 2029 and are secured by residential real estate loans, commercial real estate loans and investment securities.
Long-term agreements to repurchase securities had contractual interest rates that ranged from 3.91% to 5.14% at December 31, 2006 and from 3.37% to 4.80% at December 31, 2005. The weighted-average contractual interest rates were 4.24% and 3.75% at December 31, 2006 and 2005, respectively. The agreements outstanding at December 31, 2006 reflect various repurchase dates through 2016, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates.
M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) have issued fixed rate preferred capital securities aggregating $310 million. First Maryland Capital I (“Trust IV”) and First Maryland Capital II (“Trust V”) have issued floating rate preferred capital securities aggregating $300 million. The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month LIBOR and were 6.37% and 6.22%, respectively, at December 31, 2006 and 5.15% and 5.10%, respectively, at December 31, 2005. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”
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

The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities at December 31, 2006 and 2005 of Trust III, Trust IV and Trust V include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 6.37% and 6.22%, respectively, at December 31, 2006 and 5.15% and 5.10%, respectively, at December 31, 2005.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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
Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) has issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures of M&T and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 6.80% and 5.58% at December 31, 2006 and 2005, respectively.
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Long-term borrowings at December 31, 2006 mature as follows:

(In thousands)

Year ending December 31:
2007	$518,543
2008	2,171,347
2009	634,800
2010	532,807
2011	—
Later years	3,033,244

$6,890,741

10.	Stock-based compensation plans
The Company recognizes expense for stock-based compensation using the fair value method of accounting. For 2006, 2005 and 2004, the Company recognized $51 million, $45 million and $48 million, respectively, of stock-based compensation expense and $13 million, $11 million and $13 million, respectively, of related income tax benefits. As required, coincident with the adoption of SFAS No. 123R, the Company began accelerating the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee retires. Stock-based compensation granted to retirement-eligible individuals through December 31, 2005 was expensed over the normal vesting period with any remaining unrecognized compensation cost recognized at the time of retirement. This change affected the timing of stock-based compensation expense recognition in the Company’s consolidated financial statements for 2006, but did not affect the value ascribed to stock-based compensation granted to employees nor the aggregate amount of stock-based compensation expense to be recognized by the Company. The acceleration of such expense increased stock-based compensation expense for 2006 by $4 million ($3 million after taxes), and reduced basic and diluted earnings per share by $.03 from what would otherwise have been recognized in that period had the expense recognition not been accelerated. If not for this required change, the additional $4 million of stock-based compensation expense recognized in 2006 would have been recognized throughout 2007, 2008 and 2009 following the normal vesting schedule for stock options granted by the Company.

Stock option plans
The Company’s 2005 Incentive Compensation Plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock and performance-based awards. Through December 31, 2006, only stock options that vest with the passage of time as service is provided have been issued. Stock options issued generally vest over four years and are exercisable over terms not exceeding ten years and one day. In 2005, the Company granted 125,600 options to substantially all employees who had not been previously receiving awards. The options granted under that award vest three years after grant date and are exercisable for a period of seven years thereafter. The 2005 Incentive Compensation Plan allows for share grants not to exceed 6,000,000 shares of stock plus the shares that remained available for grant under a prior plan. At December 31, 2006 and 2005, respectively, there were 7,199,903 and 8,810,196 shares available for future grant.
The Company used an option pricing model to estimate the grant date present value of stock options granted. The weighted-average estimated grant date value per option was $28.10 in 2006, $22.96 in 2005 and $22.64 in 2004. The values were calculated using the following weighted-average assumptions; an option term of 6.5 years (representing the estimated period between grant date and exercise date based on historical data); a risk-free interest rate of 4.28% in 2006, 3.95% in 2005 and 3.53% in 2004 (representing the yield on a U.S. Treasury security with a remaining term equal to the expected option term); expected volatility of 24% in 2006, 21% in 2005 and 24% in 2004 (based on historical volatility of M&T’s common stock price); and estimated dividend yields of 1.65% in 2006, 1.57% in 2005

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

and 1.31% in 2004 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date). Based on historical data and projected employee turnover rates, the Company reduced the estimated value of stock options for purposes of recognizing stock-based compensation expense by 7% in 2006 and 8% in 2005 and 2004 to reflect the probability of forfeiture prior to vesting. Aggregate fair value of options expected to vest that were granted in 2006, 2005 and 2004 were $49 million, $41 million and $47 million, respectively.
A summary of stock option activity follows:

	Stock	Weighted-Average		Aggregate
	Options	Exercise	Life	Intrinsic Value
	Outstanding	Price	(In Years)	(In Thousands)

Outstanding at January 1, 2006	10,454,663	$73.81
Granted	1,726,458	109.02
Exercised	(1,407,496)	55.13
Cancelled	(116,165)	98.98

Outstanding at December 31, 2006	10,657,460	$81.71	6.0	$431,136

Exercisable at December 31, 2006	5,674,317	$66.33	4.3	$316,820

For 2006, 2005 and 2004, M&T received $68 million, $85 million and $60 million, respectively, in cash and realized $27 million, $31 million and $30 million, respectively, in tax benefits from the exercise of stock options. The intrinsic value of stock options exercised during those periods was $86 million, $92 million and $93 million, respectively. As of December 31, 2006, there was $42 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total grant date fair value of stock options vested during 2006, 2005 and 2004 was $37 million, $41 million and $36 million, respectively. Upon the exercise of stock options, the Company generally issues shares from treasury stock to the extent available, but may also issue new shares.

Stock purchase plan
The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock through accumulated payroll deductions. Shares of M&T common stock will be issued at the end of an option period, typically one year or six months. In connection with the employee stock purchase plan, 1,000,000 shares of M&T common stock were authorized for issuance, of which 392,955 shares have been issued, including 102,400 shares in 2006, 103,694 shares in 2005 and 104,378 shares in 2004. For 2006, 2005 and 2004, M&T received $10 million, $9 million and $8 million, respectively, in cash for shares purchased through the employee stock purchase plan.
Similar to the stock option plans, the Company used an option pricing model to estimate the grant date present value of purchase rights under the stock purchase plan. The estimated weighted-average grant date value per right was $16.43 in 2006, $14.44 in 2005 and $11.93 in 2004. Such values were calculated using the following weighted-average assumptions: a term of six months to one year (representing the period between grant date and exercise date); a risk-free interest rate of 4.95% in 2006, 3.64% in 2005 and 1.84% in 2004 (representing the yield on a U.S. Treasury security with a like term); expected volatility of 14% in 2006, 16% in 2005 and 17% in 2004 (based on historical volatility of M&T’s common stock price); and an estimated dividend yield of 1.96% in 2006, 1.67% in 2005 and 1.68% in 2004 (representing the approximate annualized cash dividend rate paid with respect to a share of common stock at or near the grant date).

Deferred bonus plan
The Company provides a deferred bonus plan pursuant to which eligible employees may elect to defer all or a portion of their current annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants may elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 61,757 and 70,132 at December 31, 2006 and 2005, respectively. The obligation to issue shares is included in common stock issuable in the consolidated balance sheet. Through December 31, 2006, 91,407 shares have been issued in connection with the deferred bonus plan.

Directors’ stock plan
The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. Through December 31, 2006, 81,603 shares have been issued in connection with the directors’ stock plan.
Through an acquisition, the Company assumed an obligation to issue shares of M&T common stock related to a deferred directors compensation plan. Shares of common stock issuable under such plan were 29,192 and 30,166 at December 31, 2006 and 2005, respectively. The obligation to issue shares is included in common stock issuable in the consolidated balance sheet.

Management stock ownership program
Through an acquisition, M&T obtained loans that are secured by M&T common stock purchased by former executives of the acquired entity. At December 31, 2006 and 2005, the loan amounts owed M&T were less than the fair value of the financed stock purchased and totaled $4 million. Such loans are classified as a reduction of additional paid-in capital in the consolidated balance sheet. The amounts are due to M&T no later than October 5, 2010.

11.	Pension plans and other postretirement benefits
The Company provides pension (defined benefit and defined contribution plans) and other postretirement benefits (including defined benefit health care and life insurance plans) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.
Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2006	2005	2004
		(In thousands)

Service cost	$22,224	$31,240	$28,505
Interest cost on benefit obligation	35,315	39,041	36,704
Expected return on plan assets	(38,784)	(37,579)	(37,642)
Amortization of prior service cost	(6,559)	245	57
Recognized net actuarial loss	8,045	5,190	2,332

Net periodic pension expense	$20,241	$38,137	$29,956

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Service cost	$573	$490	$879
Interest cost on benefit obligation	3,770	3,721	5,426
Amortization of prior service cost	170	170	170
Recognized net actuarial loss	270	12	889

Net other postretirement benefits expense	$4,783	$4,393	$7,364

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Data relating to the funding position of the defined benefit plans were as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
		(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$659,728	$654,886	$66,941	$87,338
Service cost	22,224	31,240	573	490
Interest cost	35,315	39,041	3,770	3,721
Plan participants’ contributions	—	—	2,427	2,291
Amendments	—	(69,623)	—	—
Actuarial (gain) loss	(27,382)	66,794	1,225	(14,926)
Curtailments	—	(27,891)	—	—
Benefits paid	(35,173)	(34,719)	(10,613)	(11,973)

Benefit obligation at end of year	654,712	659,728	64,323	66,941

Change in plan assets:
Fair value of plan assets at beginning of year	452,271	465,462	—	—
Actual return on plan assets	56,522	15,750	—	—
Employer contributions	40,495	5,778	8,186	9,682
Plan participants’ contributions	—	—	2,427	2,291
Benefits and other payments	(35,173)	(34,719)	(10,613)	(11,973)

Fair value of plan assets at end of year	514,115	452,271	—	—

Funded status	$(140,597)	$(207,457)	$(64,323)	$(66,941)

Assets and liabilities recognized in the consolidated balance sheet were:
Net prepaid asset	$1,017	$4,575	$—	$—
Intangible asset	—	121	—	—
Accrued liabilities	$(141,614)	$(207,875)	$(64,323)	$(59,939)

Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss	$101,389		$6,821
Net prior service cost	(62,807)		931

Pre-tax adjustment to AOCI	38,582	$80,909	7,752	$—
Taxes	(15,048)	(31,555)	(3,023)	—

Net adjustment to AOCI	$23,534	$49,354	$4,729	$—

The Company has an unfunded supplemental pension plan for certain key executives. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $44,125,000 and $43,413,000, respectively, as of December 31, 2006 and were each $46,923,000 as of December 31, 2005.
The accumulated benefit obligation for all defined benefit pension plans was $649,925,000 and $659,728,000 at December 31, 2006 and 2005, respectively.
In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires that gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense pursuant to SFAS No. 87 or SFAS No. 106, be recognized as a component of other comprehensive income. An employer with publicly-traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan as of the end of the fiscal year ending after December 15, 2006. The Company adopted the provisions of SFAS No. 158 as of December 31, 2006. As indicated in the preceding table, the Company recorded an additional minimum liability totaling $46,334,000 ($38,582,000 related to pension plans and $7,752,000 related to other postretirement benefits) with a corresponding reduction of stockholders’ equity, net of applicable deferred taxes, of $28,263,000. Of the $38,582,000 related to pension plans, $7,955,000 was related to unfunded nonqualified defined benefit plans. Because the recognition requirements of SFAS No. 158 were required to be applied at the end of the year of adoption, the Company had to first recognize the minimum liability amounts required under the provisions of SFAS No. 87. As a result, as of December 31, 2006 the Company decreased its previously recorded minimum pension liability by $50,708,000 with a corresponding increase to other comprehensive income that, net of applicable deferred taxes, was $30,932,000. In order to recognize the funded status of the Company’s combined postretirement defined benefit plans under the provisions of SFAS No. 158, the Company then recorded an incremental minimum liability of $16,166,000 with a corresponding reduction of stockholders’ equity that, net of applicable deferred taxes, was $9,841,000. In total, the Company decreased its minimum liability from that which was recorded at December 31, 2005 by $34,542,000 with a corresponding increase to stockholders’ equity that, net of applicable deferred taxes, was $21,091,000. The following table reflects the amortization of amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit expense during 2007:

		Other
		Postretirement
	Pension Plans	Benefit Plans
	(In thousands)

Amortization of net prior service cost (credit)	$(6,559)	$170
Amortization of net loss	3,954	29

Effective January 1, 2006, the Company amended certain provisions of its defined benefit pension plans. The formula was changed to reduce the future accrual of benefits by lowering the accrual percentage and through use of a career-average-pay formula as opposed to the previous final-average-pay formula. The amendments affected benefits earned for service periods beginning after December 31, 2005. The amendments caused the projected benefit obligation associated with the defined benefit plans to decrease by approximately $98 million as of December 31, 2005. There was no corresponding effect on the accumulated benefit obligation. Amortization of prior service credits lowered pension expense in 2006 by approximately $7 million. Also effective January 1, 2006, the Company began to provide a new qualified defined contribution pension plan. Active participants in the old defined benefit plan had the choice of electing to remain in the defined benefit plan under the reduced benefit formula, or electing to participate in the new qualified defined contribution plan. Under the new defined contribution pension plan, the Company makes contributions to the plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Participants do not contribute to the defined contribution pension plan. Employees who were not participants in the defined benefit plan at December 31, 2005 can no longer participate in that plan, but are eligible to participate in the defined contribution plan. Pension expense recorded in 2006 associated with the defined contribution pension plan was approximately $7 million.
As of December 31, 2006, the accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $643,095,000 (including $43,413,000 related to the unfunded supplemental pension plan) and $506,268,000, respectively. As of December 31, 2005, the accumulated benefit obligation and fair value of plan assets for pension plans

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

with accumulated benefit obligations in excess of plan assets were $652,758,000 (including $46,923,000 related to the unfunded supplemental pension plan) and $444,883,000, respectively.
The assumed weighted-average rates used to determine benefit obligations at December 31 were:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2006	2005	2006	2005

Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of increase in future compensation levels	4.70%	4.90%	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

				Other
	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.50%	6.00%	6.25%	5.50%	6.00%	6.25%
Long-term rate of return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of increase in future compensation levels	4.90%	4.91%	4.92%	—	—	—

Weighted-average pension plan asset allocations based on the fair value of such assets at December 31, 2006 and 2005, and target allocations for 2007, by asset category, are as follows:

	December 31		Target
	2006	2005	Allocation 2007

Equity securities	66%	63%	55-75%
Debt securities	31	33	25-40
Other	3	4	0-15

Total	100%	100%

The expected long-term rate of return assumption as of each measurement date was determined by taking into consideration asset allocations as of each such date, target allocations of assets, historical returns on the types of assets held and current economic factors. The Company’s investment policy for determining the asset allocation targets was developed based on the desire to maximize total return while placing a strong emphasis on preservation of capital. In general, it is hoped that, in the aggregate, changes in the fair value of plan assets will be less volatile than similar changes in appropriate market indices. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations presented above.
Pension plan assets included common stock of M&T with a fair value of $40,059,000 (8% of total plan assets) at December 31, 2006 and $35,760,000 (8% of total plan assets) at December 31, 2005.
The Company makes contributions to its funded qualified defined benefit pension plans as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plans. Subject to the impact of actual events and circumstances that may occur in 2007, the Company may make contributions to the qualified defined benefit pension plans in 2007, but the amount of any such contribution has not yet been determined. No minimum contribution is required in 2007 under government regulations for qualified defined benefit pension plans. The Company contributed $36 million to the qualified defined benefit pension plans in 2006. There were no contributions to such plans in 2005. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $4,835,000 and $5,778,000 in 2006 and 2005, respectively. Payments made by the Company for postretirement benefits were $8,186,000

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

and $9,682,000 in 2006 and 2005, respectively. Payments for supplemental pension and other postretirement benefits for 2007 are not expected to differ from those made in 2006 by an amount that will be material to the Company’s consolidated financial position.
Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In thousands)

Year ending December 31:
2007	$26,609	$7,483
2008	26,866	7,022
2009	25,660	6,823
2010	30,062	6,641
2011	35,227	6,431
2012 through 2016	205,596	29,250

For measurement of other postretirement benefits, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 5% over 5 years and remain constant thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have had the following effects:

	+1%	-1%
	(In thousands)

Increase (decrease) in:
Service and interest cost	$202	$(180)
Accumulated postretirement benefit obligation	3,572	(3,179)

The Company has a retirement savings plan (“Savings Plan”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the Savings Plan totaled $21,152,000, $16,507,000 and $16,215,000 in 2006, 2005 and 2004, respectively.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

12.	Income taxes
The components of income tax expense (benefit) were as follows:

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Current
Federal	$439,632	$453,425	$427,568
State and city	21,070	23,382	54,030

Total current	460,702	476,807	481,598

Deferred
Federal	(56,981)	(79,383)	(88,904)
State and city	(11,268)	(8,688)	(48,692)

Total deferred	(68,249)	(88,071)	(137,596)

Total income taxes applicable to pre-tax income	$392,453	$388,736	$344,002

The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with generally accepted accounting principles, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2006, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $74,021,000. No actions are planned that would cause this reserve to become wholly or partially taxable.
The portion of income taxes attributable to gains or losses on bank investment securities was an expense of $976,000 in 2006, a benefit of $5,434,000 in 2005, and an expense of $1,121,000 in 2004. No alternative minimum tax expense was recognized in 2006, 2005 or 2004.
Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31
	2006	2005	2004
		(In thousands)

Income taxes at statutory rate	$431,075	$409,822	$373,283
Increase (decrease) in taxes:
Tax-exempt income	(31,222)	(27,548)	(26,920)
State and city income taxes, net of federal income tax effect, applicable to:
Pre-tax income	6,371	9,551	15,969
Reorganization of subsidiaries	—	—	(12,499)
Other	(13,771)	(3,089)	(5,831)

	$392,453	$388,736	$344,002

During 2004 the Company reorganized two of its subsidiaries which altered the taxable status of such subsidiaries in certain jurisdictions thereby decreasing the Company’s effective state income tax rate. As a result of the reorganizations, both income tax expense and deferred tax liabilities were reduced by $12,499,000 in 2004.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2006	2005	2004
	(In thousands)

Losses on loans and other assets	$302,061	$296,920	$293,664
Postretirement and other employee benefits	42,348	39,926	43,900
Incentive compensation plans	28,737	28,786	28,172
Interest on loans	23,399	21,871	19,895
Retirement benefits	40,600	64,215	28,048
Stock-based compensation	45,729	41,379	39,899
Unrealized investment losses	23,173	31,281	—
Depreciation and amortization	8,324	—	—
Other	20,526	20,324	26,334

Gross deferred tax assets	534,897	544,702	479,912

Leasing transactions	(317,854)	(366,549)	(444,467)
Capitalized servicing rights	(6,031)	(16,964)	(16,199)
Interest on subordinated note exchange	(21,093)	(22,961)	—
Depreciation and amortization	—	(342)	(17,975)
Unrealized investment gains	—	—	(11,748)
Other	(12,191)	(1,784)	(8,086)

Gross deferred tax liabilities	(357,169)	(408,600)	(498,475)

Net deferred tax asset (liability)	$177,728	$136,102	$(18,563)

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.
The income tax credits shown in the statement of income of M&T in note 24 arise principally from operating losses before dividends from subsidiaries.

13.	Earnings per share
The computations of basic earnings per share follow:

	Year Ended December 31
	2006	2005	2004
	(In thousands, except per share)

Income available to common stockholders:
Net income	$839,189	$782,183	$722,521
Weighted-average shares outstanding (including common stock issuable)	111,173	113,689	117,696
Basic earnings per share	$7.55	$6.88	$6.14

The computations of diluted earnings per share follow:

	Year Ended December 31
	2006	2005	2004
	(In thousands, except per share)

Income available to common stockholders	$839,189	$782,183	$722,521
Weighted-average shares outstanding	111,173	113,689	117,696
Plus: incremental shares from assumed conversion of stock options	2,745	2,543	2,710

Adjusted weighted-average shares outstanding	113,918	116,232	120,406
Diluted earnings per share	$7.37	$6.73	$6.00

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

14.	Comprehensive income

The following table displays the components of other comprehensive income:

	Before-tax	Income
	Amount	Taxes	Net
	(In thousands)

For the year ended December 31, 2006
Unrealized gains on investment securities:
Unrealized holding gains	$33,939	$(9,084)	$24,855
Less: reclassification adjustment for gains realized in net income	2,566	(976)	1,590

	31,373	(8,108)	23,265
Minimum pension liability adjustment	50,708	(19,776)	30,932

Net unrealized gains	$82,081	$(27,884)	$54,197

For the year ended December 31, 2005
Unrealized losses on investment securities:
Unrealized holding losses	$(115,026)	$42,623	$(72,403)
Less: reclassification adjustment for losses recognized in net income	(28,133)	(406)	(28,539)

	(86,893)	43,029	(43,864)
Minimum pension liability adjustment	(60,422)	23,565	(36,857)

Net unrealized losses	$(147,315)	$66,594	$(80,721)

For the year ended December 31, 2004
Unrealized losses on investment securities:
Unrealized holding losses	$(52,686)	$11,616	$(41,070)
Less: reclassification adjustment for gains realized in net income	2,874	(1,121)	1,753

	(55,560)	12,737	(42,823)
Minimum pension liability adjustment	(64)	25	(39)

Net unrealized losses	$(55,624)	$12,762	$(42,862)

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

		Defined
	Investment	Benefit
	Securities	Plans	Total
	(In thousands)

Balance at January 1, 2004	$38,111	$(12,458)	$25,653
Net gain (loss) during 2004	(42,823)	(39)	(42,862)

Balance at December 31, 2004	(4,712)	(12,497)	(17,209)
Net gain (loss) during 2005	(43,864)	(36,857)	(80,721)

Balance at December 31, 2005	(48,576)	(49,354)	(97,930)
Net gain (loss) during 2006	23,265	30,932	54,197
Change in accounting for defined benefit plans (note 11)	—	(9,841)	(9,841)

Balance at December 31, 2006	$(25,311)	$(28,263)	$(53,574)

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

15.	Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Other income:
Bank owned life insurance	$52,690	$46,695	$48,010
Letter of credit fees		38,600	33,579
Other expense:
Professional services	85,421	101,096	76,868
Amortization of capitalized servicing rights	61,007	58,467	57,885
Advertising and promotion			32,742

16.	International activities
The Company engages in certain international activities consisting largely of collecting Eurodollar deposits, engaging in foreign currency trading, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. Net assets identified with international activities amounted to $185,175,000 and $230,021,000 at December 31, 2006 and 2005, respectively. Such assets included $175,528,000 and $216,798,000, respectively, of loans to foreign borrowers. Deposits at M&T Bank’s offshore branch office were $5,429,668,000 and $2,809,532,000 at December 31, 2006 and 2005, respectively. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable.

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
The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges as defined in SFAS No. 133. Fair value hedges are intended to protect against exposure to changes in the fair value of designated assets or liabilities. Cash flow hedges are intended to protect against the variability of cash flows associated with designated assets or liabilities.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated Fair
	Notional	Average	Average Rate		Value — Gain
	Amount	Maturity	Fixed	Variable	(Loss)
	(In thousands)	(In years)			(In thousands)

December 31, 2006
Fair value hedges:
Fixed rate time deposits(a)	$390,000	2.9	4.58%	5.24%	$(2,380)
Fixed rate long-term borrowings(a)	637,241	8.6	6.14%	6.71%	(12,625)

	$1,027,241	6.4	5.55%	6.15%	$(15,005)

December 31, 2005
Fair value hedges:
Fixed rate time deposits(a)	$515,000	2.9	4.15%	4.14%	$(3,851)
Fixed rate long-term borrowings(a)	137,241	4.8	8.00%	7.97%	(4,997)

	$652,241	3.3	4.96%	4.95%	$(8,848)

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

The estimated fair value of interest rate swap agreements represents the amount the Company would have expected to receive (pay) to terminate such contracts. The estimated fair value of such swap agreements at December 31, 2006 and 2005 included gross unrealized gains of $115,000 and $81,000, respectively, and gross unrealized losses of $15,120,000 and $8,929,000, respectively. At December 31, 2006 and 2005, the estimated fair values of interest rate swap agreements designated as fair value hedges were substantially offset by unrealized gains and losses resulting from changes in the fair values of the hedged items.
The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2006 mature as follows:

(In thousands)

Year ending December 31:
2007	$150,000
2008	20,000
2009	—
2010	207,241
2011	70,000
Later years	580,000

$1,027,241

The net effect of interest rate swap agreements was to decrease net interest income by $4,281,000 in 2006, and to increase net interest income by $5,526,000 in 2005 and $18,276,000 in 2004. The average notional amounts of interest rate swap agreements impacting net interest income that were entered into for interest rate risk management purposes were $774,268,000 in 2006, $767,175,000 in 2005 and $696,284,000 in 2004. The amount of hedge ineffectiveness recognized in 2006, 2005 and 2004 was not material to the Company’s results of operations.
The Company utilizes commitments to sell residential and commercial real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Such commitments have been designated as fair value hedges. The Company also utilizes commitments to sell real estate loans to offset

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale, and commitments to sell loans were approximately $4 million at December 31, 2006, compared with unrealized pre-tax losses of $5 million at December 31, 2005. Changes in unrealized gains or losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
Derivative financial instruments used for trading purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading purposes had notional values and estimated fair value gains of $7.6 billion and $17,122,000, respectively, at December 31, 2006 and notional values and estimated fair value gains of $6.7 billion and $12,486,000, respectively, at December 31, 2005. Foreign exchange and other option and futures contracts totaled approximately $613 million and $679 million at December 31, 2006 and 2005, respectively. Such contracts were valued at gains of $477,000 and $428,000 at December 31, 2006 and 2005, respectively. Trading account assets and liabilities are recorded in the consolidated balance sheet at estimated fair value. The following table includes information about the estimated fair value of derivative financial instruments used for trading purposes:

	2006	2005
	(In thousands)

December 31:
Gross unrealized gains	$82,864	$89,810
Gross unrealized losses	65,265	76,896
Year ended December 31:
Average gross unrealized gains	$96,041	$93,465
Average gross unrealized losses	80,626	82,389

Net gains realized from derivative financial instruments used for trading purposes were $14,800,000, $14,380,000 and $11,144,000 in 2006, 2005 and 2004, respectively.

18.	Variable interest entities and asset securitizations

Variable interest entities
Variable interest entities in which the Company holds a significant variable interest are described below.
M&T Auto Receivables I, LLC is a special purpose subsidiary of M&T Bank formed in 2002 for the purpose of borrowing $500 million in a revolving asset-backed structured borrowing with an unaffiliated conduit lender. The revolving asset-backed structured borrowing is secured by automobile loans and other assets transferred to the special purpose subsidiary by M&T Bank or other of its subsidiaries that totaled $565 million and $572 million at December 31, 2006 and 2005, respectively. The activities of M&T Auto Receivables I, LLC are generally restricted to purchasing and owning automobile loans for the purpose of securing this revolving borrowing arrangement. Proceeds from payments on the automobile loans are required to be applied in priority order for fees, principal and interest on the borrowing, and funding the monthly replenishment of loans. Any remaining proceeds are available for distribution to M&T Bank. The secured borrowing is prepayable, in whole or in part, at any time and is non-recourse to M&T Bank and the Company. However, 80% of the borrowing can be put back to M&T Bank upon demand. The Company’s maximum incremental exposure to loss resulting from the structure of this borrowing arrangement is generally restricted to the amount that such borrowing is overcollateralized. Management currently estimates no material losses as a result of the pledging of assets and the terms of the borrowing arrangement. The assets and liabilities of M&T Auto Receivables I, LLC have been included in the Company’s consolidated financial statements.
M&T has a variable interest in a trust that holds American Depositary Shares of AIB (“AIB ADSs”) for the purpose of satisfying options to purchase such shares for certain employees. The trust purchased the AIB ADSs with the proceeds of a loan from an entity subsequently acquired by M&T. Proceeds from option exercises and any dividends and other earnings on the trust assets are used to repay the loan plus

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

interest. Option holders have no preferential right with respect to the trust assets and the trust assets are subject to the claims of M&T’s creditors. The trust has been included in the Company’s consolidated financial statements. As a result, included in investment securities available for sale were 651,688 AIB ADSs with a carrying value of approximately $15 million at December 31, 2006, compared with 797,438 AIB ADSs with a carrying value of approximately $18 million at December 31, 2005. Outstanding options granted to employees who have continued service with M&T totaled 381,460 and 529,410 at December 31, 2006 and 2005, respectively. All outstanding options were fully vested and exercisable at both December 31, 2006 and 2005. The options expire at various dates through June 2012. M&T’s maximum exposure to loss is $15 million at December 31, 2006.
As described in note 9, M&T has issued junior subordinated debentures payable to the Trusts and the Allfirst Asset Trust and owns the common securities of those entities. The Trusts and the Allfirst Asset Trust are not included in the Company’s consolidated financial statements because the Company is not considered to be the primary beneficiary of those entities. Accordingly, at December 31, 2006 and 2005, the Company included the Junior Subordinated Debentures payable to the Trusts and the Floating Rate Junior Subordinated Debentures payable to the Allfirst Asset Trust as long-term borrowings in its consolidated balance sheet. The Company has recognized $30 million in other assets for its “investment” in the common securities of the Trusts and Allfirst Asset Trust that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.
The Company has invested as a limited partner in various real estate partnerships that collectively had total assets of approximately $339 million and $331 million at December 31, 2006 and 2005, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $142 million, including $25 million of unfunded commitments, at December 31, 2006 and $143 million, including $27 million of unfunded commitments, at December 31, 2005. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. In accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

Securitizations
In December 2005, the Company securitized approximately $126 million, of one-to-four family residential mortgage loans in a guaranteed mortgage securitization with FNMA. The Company recognized no gain or loss on the transaction as it retained all of the resulting securities. Such securities were classified as investment securities available for sale. The Company expects no material credit-related losses on the retained securities as a result of the guarantees by FNMA.
In prior years, the Company transferred approximately $1.9 billion one-to-four family residential mortgage loans to qualified special purpose trusts in non-recourse securitization transactions. In exchange for the loans, the Company received cash, no more than 88% of the resulting securities, and the servicing rights to the loans. All of the retained securities were classified as investment securities available for sale. The qualified special purpose trusts are not included in the Company’s consolidated financial statements. Because the transactions were non-recourse, the Company’s maximum exposure to loss as a result of its association with the trusts is limited to realizing the carrying value of the retained securities and servicing rights. The combined outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trusts was $732 million at December 31, 2006 and $877 million at December 31, 2005. The principal amount of such securities held by the Company was $627 million and $757 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, loans of the trusts that were 30 or more days delinquent totaled $14 million and $16 million, respectively. Credit losses, net of recoveries, for the trusts in 2006 and 2005 were insignificant. There were no significant repurchases of

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

delinquent or foreclosed loans from the trusts by the Company in 2006 or 2005. Certain cash flows between the Company and the trusts were as follows:

	Year Ended December 31
	2006	2005
	(In thousands)

Principal and interest payments on retained securities	$173,207	$240,211
Servicing fees received	2,223	2,735

A summary of the fair values of retained subordinated interests resulting from the Company’s residential mortgage loan securitization activities follows. Although the estimated fair values of the retained subordinated interests were obtained from independent pricing sources, the Company has modeled the sensitivity of such fair values to changes in certain assumptions as summarized in the table below. These calculated sensitivities are hypothetical and actual changes in the fair value may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair values is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous. The hypothetical effect of adverse changes on the Company’s retained capitalized servicing assets at December 31, 2006 is included in note 7.

		Weighted-	Weighted-	Annual
		Average	Average	Expected
	Fair	Prepayment	Discount	Credit
	Value	Speed	Rate	Defaults
	(Dollars in thousands)

Retained subordinated interests:
As of securitization date	$91,705	23.81%	7.68%	.09%
As of December 31, 2006	60,529	11.51%	7.52%	.11%

Impact on fair value of 10% adverse change		$(122)	$(1,967)	$(201)
Impact on fair value of 20% adverse change		(250)	(3,821)	(391)

The subordinated retained securities do not have pro rata participation in loan principal prepayments for the first seven years of each securitization. The assumed weighted-average discount rate is 140 basis points higher than the weighted-average coupon of the underlying mortgage loans at December 31, 2006.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

The carrying amounts and calculated estimates for financial instrument assets (liabilities) are presented in the following table:

	December 31, 2006		December 31, 2005
	Carrying	Calculated	Carrying	Calculated
	Amount	Estimate	Amount	Estimate
	(In thousands)

Financial assets:
Cash and cash equivalents	$1,624,964	$1,624,964	$1,490,459	$1,490,459
Interest-bearing deposits at banks	6,639	6,639	8,408	8,408
Trading account assets	136,752	136,752	191,617	191,617
Agreements to resell securities	100,000	100,076	—	—
Investment securities	7,251,598	7,253,428	8,400,164	8,401,985
Commercial loans and leases	11,666,299	11,634,244	10,920,152	10,901,618
Commercial real estate loans	15,416,791	15,404,747	14,549,217	14,549,353
Residential real estate loans	5,956,043	5,903,091	4,396,197	4,370,325
Consumer loans and leases	9,908,164	9,835,625	10,465,079	10,371,249
Allowance for credit losses	(649,948)	(649,948)	(637,663)	(637,663)
Accrued interest receivable	282,056	282,056	240,484	240,484
Financial liabilities:
Noninterest-bearing deposits	$(7,879,977)	$(7,879,977)	$(8,141,928)	$(8,141,928)
Savings deposits and NOW accounts	(15,110,229)	(15,110,229)	(14,741,088)	(14,741,088)
Time deposits	(11,490,629)	(11,512,421)	(11,407,626)	(11,425,903)
Deposits at foreign office	(5,429,668)	(5,429,668)	(2,809,532)	(2,809,532)
Short-term borrowings	(3,094,214)	(3,094,214)	(5,152,872)	(5,152,872)
Long-term borrowings	(6,890,741)	(6,939,549)	(6,196,994)	(6,251,924)
Accrued interest payable	(193,009)	(193,009)	(132,027)	(132,027)
Trading account liabilities	(65,265)	(65,265)	(76,896)	(76,896)
Other financial instruments:
Commitments to originate real estate loans for sale	$3,095	$3,095	$1,813	$1,813
Commitments to sell real estate loans	(16,293)	(16,293)	(6,274)	(6,274)
Other credit-related commitments	(44,189)	(44,189)	(43,249)	(43,249)
Interest rate swap agreements used for interest rate risk management	(15,005)	(15,005)	(8,848)	(8,848)

The following assumptions and methods or calculations were used in determining the disclosed value of financial instruments.

Cash and cash equivalents, interest-bearing deposits at banks, short-term borrowings, accrued interest receivable and accrued interest payable
Due to the nature of cash and cash equivalents and the near maturity of interest-bearing deposits at banks, short-term borrowings, accrued interest receivable and accrued interest payable, the Company estimated that the carrying amount of such instruments approximated estimated fair value.

Trading account assets and liabilities
Trading account assets and liabilities are carried in the consolidated balance sheet at estimated fair value which, in general, is based on quoted market prices. Trading account liabilities are included in other liabilities in the consolidated balance sheet.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Agreements to resell securities
The amounts assigned to agreements to resell securities were based on discounted calculations of projected cash flows.

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

Commitments to originate real estate loans for sale and commitments to sell real estate loans
As described in note 17, the Company enters into various commitments to originate real estate loans for sale and commitments to sell real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value on the consolidated balance sheet. The estimated fair values of such commitments were generally calculated by reference to quoted market prices for commitments to sell real estate loans to certain government-sponsored entities and other parties.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

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

	December 31
	2006	2005
	(In thousands)

Commitments to extend credit
Home equity lines of credit	$5,450,382	$4,903,834
Commercial real estate loans to be sold	65,784	41,662
Other commercial real estate and construction	3,008,353	2,249,805
Residential real estate loans to be sold	679,591	351,898
Other residential real estate	493,122	848,015
Commercial and other	7,344,263	6,843,170
Standby letters of credit	3,622,860	3,523,234
Commercial letters of credit	30,209	47,360
Financial guarantees and indemnification contracts	1,036,117	1,186,385
Commitments to sell real estate loans	1,932,306	1,164,360

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
Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

involvement in the FNMA DUS program. Under this program, the Company’s maximum credit risk associated with loans sold with recourse at December 31, 2006 and 2005 totaled $939 million and $941 million, respectively. Those recourse amounts were approximately equal to one-third of each sold loan’s outstanding principal balance.
Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.
The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are considered derivatives in accordance with SFAS No. 133 and along with commitments to originate real estate loans to be held for sale are generally recorded in the consolidated balance sheet at estimated fair market value. However, in estimating that fair value for commitments to originate loans for sale, value ascribable to cash flows that will be realized in connection with loan servicing activities has not been included. Value ascribable to that portion of cash flows is recognized at the time the underlying mortgage loans are sold. Additional information about such derivative financial instruments is included in note 17.
The Company occupies certain banking offices and uses certain equipment under noncancellable operating lease agreements expiring at various dates over the next 32 years. Minimum lease payments under noncancellable operating leases are summarized in the following table:

(In thousands)

Year ending December 31:
2007	$43,931
2008	41,007
2009	33,777
2010	27,209
2011	21,620
Later years	66,757

$234,301

The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland through 2017. Under the agreement, the Company is obligated to pay $5 million per year from 2007 through 2013 and $6 million per year from 2014 through 2017.
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
The financial information of the Company’s segments has been compiled utilizing the accounting policies described in note 1 with certain exceptions. The more significant of these exceptions are described herein. The Company allocates interest income or interest expense using a methodology that

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

charges users of funds (assets) interest expense and credits providers of funds (liabilities) with income based on the maturity, prepayment and/or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the “All Other” category. A provision for credit losses is allocated to segments in an amount based largely on actual net charge-offs incurred by the segment during the period plus or minus an amount necessary to adjust the segment’s allowance for credit losses due to changes in loan balances. In contrast, the level of the consolidated provision for credit losses is determined using the methodologies described in note 1 to assess the overall adequacy of the allowance for credit losses. Indirect fixed and variable expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expenses and bankwide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions of financial institutions) are generally not allocated to segments. Income taxes are allocated to segments based on the Company’s marginal statutory tax rate adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
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

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

				Residential
	Commercial	Commercial	Discretionary	Mortgage	Retail
	Banking	Real Estate	Portfolio	Banking	Banking	All Other	Total
	(In thousands, except asset data)

For the year ended December 31, 2006
Net interest income(a)	$392,378	$228,975	$90,204	$100,144	$1,063,897	$(58,057)	$1,817,541
Noninterest income	157,293	42,716	63,922	183,677	403,369	194,875	1,045,852

	549,671	271,691	154,126	283,821	1,467,266	136,818	2,863,393
Provision for credit losses	5,649	(172)	1,608	953	55,282	16,680	80,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	63,008	63,008
Depreciation and other amortization	513	5,804	4,073	52,649	25,960	23,924	112,923
Other noninterest expense	159,998	65,316	19,837	148,432	692,907	289,330	1,375,820

Income (loss) before taxes	383,511	200,743	128,608	81,787	693,117	(256,124)	1,231,642
Income tax expense (benefit)	157,742	65,892	32,795	29,611	282,716	(176,303)	392,453

Net income (loss)	$225,769	$134,851	$95,813	$52,176	$410,401	$(79,821)	$839,189

Average total assets (in millions)	$12,688	$8,448	$12,136	$3,462	$14,107	$4,998	$55,839
Capital expenditures (in millions)	$—	$—	$—	$1	$29	$12	$42

For the year ended December 31, 2005
Net interest income(a)	$366,894	$236,937	$128,794	$92,071	$945,273	$24,374	$1,794,343
Noninterest income	161,170	46,514	16,076	166,179	384,924	174,855	949,718

	528,064	283,451	144,870	258,250	1,330,197	199,229	2,744,061
Provision for credit losses	8,081	(1,651)	1,392	1,372	57,627	21,179	88,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	56,805	56,805
Depreciation and other amortization	415	6,024	5,385	48,719	26,165	30,235	116,943
Other noninterest expense	148,454	59,261	13,073	141,640	696,667	252,299	1,311,394

Income (loss) before taxes	371,114	219,817	125,020	66,519	549,738	(161,289)	1,170,919
Income tax expense (benefit)	152,449	76,880	32,394	23,426	224,267	(120,680)	388,736

Net income (loss)	$218,665	$142,937	$92,626	$43,093	$325,471	$(40,609)	$782,183

Average total assets (in millions)	$11,723	$8,335	$11,810	$2,712	$14,639	$4,916	$54,135
Capital expenditures (in millions)	$1	$—	$—	$2	$17	$7	$27
For the year ended December 31, 2004
Net interest income(a)	$345,399	$217,708	$130,739	$81,580	$863,991	$95,155	$1,734,572
Noninterest income	161,558	38,098	50,386	145,764	363,893	183,270	942,969

	506,957	255,806	181,125	227,344	1,227,884	278,425	2,677,541
Provision for credit losses	6,468	3,353	2,682	1,714	67,871	12,912	95,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	75,410	75,410
Depreciation and other amortization	380	5,008	7,012	47,558	26,870	33,836	120,664
Other noninterest expense	139,101	53,635	12,641	131,977	708,924	273,666	1,319,944

Income (loss) before taxes	361,008	193,810	158,790	46,095	424,219	(117,399)	1,066,523
Income tax expense (benefit)	148,083	67,872	46,583	17,301	172,912	(108,749)	344,002

Net income (loss)	$212,925	$125,938	$112,207	$28,794	$251,307	$(8,650)	$722,521

Average total assets (in millions)	$10,946	$7,868	$10,936	$1,801	$14,739	$5,227	$51,517
Capital expenditures (in millions)	$—	$—	$—	$2	$25	$5	$32

(a)	Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $19,667,000 in 2006, $17,311,000 in 2005 and $17,330,000 in 2004 and is eliminated in “All Other” net interest income and income tax expense (benefit).

The Commercial Banking segment provides a wide range of credit products and banking services to middle-market and large commercial customers, largely within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, letters of credit, deposit products and cash management services. The Commercial Real Estate segment provides credit

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. Activities of this segment include the origination, sales and servicing of commercial real estate loans. The Discretionary Portfolio segment includes securities, residential mortgage loans and other assets; short-term and long-term borrowed funds; brokered certificates of deposit and interest rate swap agreements related thereto; and offshore branch deposits. This segment also provides foreign exchange services to customers. The Residential Mortgage Banking segment originates and services residential mortgage loans for consumers and sells substantially all of those loans in the secondary market to investors or to bank subsidiaries of M&T. The segment periodically purchases servicing rights to loans that have been originated by other entities. This segment also originates and services loans to developers of residential real estate properties. Residential mortgage loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of services to consumers and small businesses through several delivery channels that include banking offices, automated teller machines, telephone banking and Internet banking. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, the difference between the provision for credit losses and the calculated provision allocated to the reportable segments, goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions, the net impact of the Company’s internal funds transfer pricing methodology, eliminations of transactions between reportable segments, certain nonrecurring transactions, the residual effects of unallocated support systems and general and administrative expenses, and the impact of interest rate risk management strategies. The amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Revenues	$(70,789)	$(70,698)	$(60,195)
Expenses	(20,760)	(18,445)	(16,950)
Income taxes (benefit)	(20,357)	(21,262)	(17,596)
Net income (loss)	(29,672)	(30,991)	(25,649)

The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

22.	Regulatory matters
Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2006, approximately $108,084,000 was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval.
Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.
The bank subsidiaries are required to maintain noninterest-earning reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2006 and 2005, cash and due from banks included a daily average of $182,953,000 and $388,697,000, respectively, for such purpose.
Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under the capital adequacy guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet financial instruments must be at least 4% and 8%, respectively. In addition to these risk-based measures, regulators also require banking institutions that meet certain qualitative criteria to maintain a minimum “leverage” ratio of “Tier 1 capital” to average total assets, adjusted for goodwill and certain other items, of at least 3% to be

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

considered adequately capitalized. As of December 31, 2006, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements. As of December 31, 2006 and 2005, the most recent notifications from federal regulators categorized each of M&T’s bank subsidiaries as “well capitalized” under the regulatory framework for prompt corrective action. To be considered “well capitalized,” a banking institution must maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios of at least 6%, 10% and 5%, respectively. Management is unaware of any conditions or events since the latest notifications from federal regulators that have changed the capital adequacy category of M&T’s bank subsidiaries.
The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2006 and 2005 are presented below:

	M&T		M&T
	(Consolidated)	M&T Bank	Bank, N.A.
	(Dollars in thousands)

December 31, 2006:
Tier 1 capital
Amount	$3,844,322	$3,355,935	$93,024
Ratio(a)	7.74%	6.81%	35.62%
Minimum required amount(b)	1,985,987	1,970,212	10,446
Total capital
Amount	5,849,969	5,391,656	95,480
Ratio(a)	11.78%	10.95%	36.56%
Minimum required amount(b)	3,971,974	3,940,424	20,892
Leverage
Amount	3,844,322	3,355,935	93,024
Ratio(c)	7.20%	6.36%	16.12%
Minimum required amount(b)	1,602,673	1,582,573	17,307
December 31, 2005:
Tier 1 capital
Amount	$3,598,829	$3,313,343	$84,355
Ratio(a)	7.56%	7.02%	27.99%
Minimum required amount(b)	1,903,593	1,886,707	12,054
Total capital
Amount	5,161,173	4,882,057	86,920
Ratio(a)	10.85%	10.35%	28.84%
Minimum required amount(b)	3,807,186	3,773,414	24,108
Leverage
Amount	3,598,829	3,313,343	84,355
Ratio(c)	6.94%	6.46%	15.34%
Minimum required amount(b)	1,556,213	1,539,784	16,501

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.
(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation.
(c)	The ratio of capital to average assets, as defined by regulation.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

23.	Relationship of M&T and AIB
AIB received 26,700,000 shares of M&T common stock on April 1, 2003 as a result of M&T’s acquisition of a subsidiary of AIB on that date. Those shares of common stock owned by AIB represented 24.2% of the issued and outstanding shares of M&T common stock on December 31, 2006. While AIB maintains a significant ownership in M&T, the Agreement and Plan of Reorganization between M&T and AIB (“Reorganization Agreement”) includes several provisions related to the corporate governance of M&T that provide AIB with representation on the M&T and M&T Bank boards of directors and key board committees and certain protections of its rights as a substantial M&T shareholder. In addition, AIB has rights that will facilitate its ability to maintain its proportionate ownership position in M&T.
With respect to AIB’s right to have representation on the M&T and M&T Bank boards of directors and key board committees, for as long as AIB holds at least 15% of M&T’s outstanding common stock, AIB is entitled to designate four individuals, reasonably acceptable to M&T, on both the M&T and M&T Bank boards of directors. In addition, one of the AIB designees to the M&T board of directors will serve on each of the Executive; Nomination, Compensation and Governance; and Audit and Risk committees. Also, as long as AIB holds at least 15% of M&T’s outstanding common stock, neither the M&T nor the M&T Bank board of directors may consist of more than 28 directors without the consent of the M&T directors designated by AIB. AIB will continue to enjoy these rights if its holdings of M&T common stock drop below 15%, but not below 12%, so long as AIB restores its ownership percentage to 15% within one year. In the event that AIB holds at least 10%, but less than 15%, of M&T’s outstanding common stock, AIB will be entitled to designate at least two individuals on both the M&T and M&T Bank boards of directors and, in the event that AIB holds at least 5%, but less than 10%, of M&T’s outstanding common stock, AIB will be entitled to designate one individual on both the M&T and M&T Bank boards of directors. M&T also has the right to appoint one representative to the AIB board while AIB remains a significant shareholder.
There are several other corporate governance provisions that serve to protect AIB’s rights as a substantial M&T shareholder and are embodied in M&T’s certificate of incorporation and bylaws. These protections include an effective consent right in connection with certain actions by M&T, such as amending M&T’s certificate of incorporation or bylaws in a manner inconsistent with AIB’s rights, engaging in activities not permissible for a bank holding company or adopting any shareholder rights plan or other measures intended to prevent or delay any transaction involving a change in control of M&T. AIB has the right to limit, with the agreement of at least one non-AIB designee on the M&T board of directors, other actions by M&T, such as reducing M&T’s cash dividend policy such that the ratio of cash dividends to net income is less than 15%, acquisitions and dispositions of significant amounts of assets, and the appointment or election of the chairman of the board of directors or the chief executive officer of M&T. The protective provisions described above will cease to be applicable when AIB no longer owns at least 15% of M&T’s outstanding common stock, calculated as described in the Reorganization Agreement.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

24.	Parent company financial statements

Condensed Balance Sheet

	December 31
	2006	2005
	(In thousands)

Assets
Cash
In subsidiary bank	$7,465	$5,045
Other	—	1

Total cash	7,465	5,046
Due from consolidated bank subsidiaries
Money-market savings	414,343	214,572
Note receivable	200,000	200,000
Current income tax receivable	2,433	3,639
Other	1,604	1,315

Total due from consolidated bank subsidiaries	618,380	419,526
Investments in consolidated subsidiaries
Banks	6,569,224	6,358,416
Other	20,166	32,358
Investments in unconsolidated subsidiaries (note 18)	29,718	29,897
Other assets	140,189	132,014

Total assets	$7,385,142	$6,977,257

Liabilities
Due to consolidated subsidiaries
Banks	$1,914	$2
Other	914	2,377

Total due to consolidated subsidiaries	2,828	2,379
Accrued expenses and other liabilities	60,562	50,815
Long-term borrowings	1,040,657	1,047,677

Total liabilities	1,104,047	1,100,871
Stockholders’ equity	6,281,095	5,876,386

Total liabilities and stockholders’ equity	$7,385,142	$6,977,257

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Condensed Statement of Income

	Year Ended December 31
	2006	2005	2004
	(In thousands, except per share)

Income
Dividends from consolidated subsidiaries
Banks	$755,000	$700,000	$864,000
Other	—	—	3,650
Other income	28,822	22,291	16,901

Total income	783,822	722,291	884,551

Expense
Interest on long-term borrowings	69,651	62,090	56,091
Other expense	7,339	7,072	6,215

Total expense	76,990	69,162	62,306

Income before income taxes and equity in undistributed income of subsidiaries	706,832	653,129	822,245
Income tax credits	16,937	18,334	17,777

Income before equity in undistributed income of subsidiaries	723,769	671,463	840,022

Equity in undistributed income of subsidiaries
Net income of subsidiaries	870,420	810,720	750,149
Less: dividends received	(755,000)	(700,000)	(867,650)

Equity in undistributed income of subsidiaries	115,420	110,720	(117,501)

Net income	$839,189	$782,183	$722,521

Net income per common share
Basic	$7.55	$6.88	$6.14
Diluted	7.37	6.73	6.00

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements — (Continued)

Condensed Statement of Cash Flows

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Cash flows from operating activities
Net income	$839,189	$782,183	$722,521
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(115,420)	(110,720)	117,501
Provision for deferred income taxes	7,629	1,726	3,436
Net change in accrued income and expense	(9,787)	(4,378)	(15,528)

Net cash provided by operating activities	721,611	668,811	827,930

Cash flows from investing activities
Proceeds from sales of investment securities	5,922	12,848	16,755
Proceeds from maturities of investment securities	17,505	15,975	27,418
Purchases of investment securities	(18,967)	(19,893)	(12,380)
Other, net	5,949	(2,221)	2,450

Net cash provided by investing activities	10,409	6,709	34,243

Cash flows from financing activities
Payments on long-term borrowings	—	—	(63,435)
Purchases of treasury stock	(373,860)	(509,609)	(610,261)
Dividends paid — common	(249,817)	(198,619)	(187,669)
Other, net	93,847	108,454	81,295

Net cash used by financing activities	(529,830)	(599,774)	(780,070)

Net increase in cash and cash equivalents	202,190	75,746	82,103
Cash and cash equivalents at beginning of year	219,618	143,872	61,769

Cash and cash equivalents at end of year	$421,808	$219,618	$143,872

Supplemental disclosure of cash flow information
Interest received during the year	$15,538	$10,434	$6,805
Interest paid during the year	75,932	65,376	60,294
Income taxes received during the year	43,920	40,691	42,946

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of December 31, 2006.
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
(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The identification of the Registrant’s directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2007.
The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.
Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or about March 5, 2007.
The other information required by Item 10 is incorporated by reference to the captions “CORPORATE GOVERNANCE OF M&T BANK CORPORATION,” “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” and “CODES OF BUSINESS CONDUCT AND ETHICS” contained in the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2007.

Item 11.	Executive Compensation.

Incorporated by reference to the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” contained in the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the captions “PRINCIPAL BENEFICIAL OWNERS OF SHARES” and “STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” contained in the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2007.
The information required by this item concerning Equity Compensation Plan information is presented under the caption “EQUITY COMPENSATION PLAN INFORMATION” contained in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the captions “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” and “BOARD OF DIRECTORS, COMMITTEES OF THE BOARD AND ATTENDANCE” contained in the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2007.

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference to the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT PUBLIC ACCOUNTANT OF M&T BANK CORPORATION” contained in the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 5, 2007.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2007.

M&T BANK CORPORATION

By:	/s/ Robert G. Wilmers
Robert G. Wilmers
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Robert G. Wilmers Robert G. Wilmers	Chairman of the Board and Chief Executive Officer	February 23, 2007

Principal Financial Officer:

/s/ René F. Jones René F. Jones	Executive Vice President and Chief Financial Officer	February 23, 2007

Principal Accounting Officer:

/s/ Michael R. Spychala Michael R. Spychala	Senior Vice President and Controller	February 23, 2007

A majority of the board of directors:

/s/ Brent D. Baird Brent D. Baird	February 23, 2007

/s/ Robert J. Bennett Robert J. Bennett	February 23, 2007

/s/ C. Angela Bontempo C. Angela Bontempo	February 23, 2007

/s/ Robert T. Brady Robert T. Brady	February 23, 2007

/s/ Michael D. Buckley Michael D. Buckley	February 23, 2007

/s/ T. Jefferson Cunningham III T. Jefferson Cunningham III	February 23, 2007

Mark J. Czarnecki

/s/ Colm E. Doherty Colm E. Doherty	February 23, 2007

/s/ Richard E. Garman Richard E. Garman	February 23, 2007

/s/ Daniel R. Hawbaker Daniel R. Hawbaker	February 23, 2007

/s/ Patrick W.E. Hodgson Patrick W.E. Hodgson	February 23, 2007

/s/ Richard G. King Richard G. King	February 23, 2007

/s/ Reginald B. Newman, II Reginald B. Newman, II	February 23, 2007

/s/ Jorge G. Pereira Jorge G. Pereira	February 23, 2007

/s/ Michael P. Pinto Michael P. Pinto	February 23, 2007

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	February 23, 2007

/s/ Eugene J. Sheehy Eugene J. Sheehy	February 23, 2007

/s/ Stephen G. Sheetz Stephen G. Sheetz	February 23, 2007

/s/ Herbert L. Washington Herbert L. Washington	February 23, 2007

/s/ Robert G. Wilmers Robert G. Wilmers	February 23, 2007

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization, dated as of September 26, 2002, by and among M&T Bank Corporation, Allied Irish Banks, p.l.c. and Allfirst Financial Inc. Incorporated by reference to Exhibit 2 to the Form 8-K dated September 26, 2002 (File No. 1-9861).
3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated May 29, 1998. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).
3.2	Certificate of Amendment of the Certificate of Incorporation of M&T Bank Corporation dated October 2, 2000. Incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
3.3	Certificate of Amendment to the Certificate of Incorporation of M&T Bank Corporation dated March 4, 2003, effective as of March 25, 2003. Incorporated by reference to Exhibit 3.3 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
3.4	Certificate of Amendment to the Certificate of Incorporation of M&T Bank Corporation dated March 28, 2003, effective as of April 1, 2003. Incorporated by reference to Exhibit 3.4 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
3.5	Amended and Restated Bylaws of M&T Bank Corporation, effective February 20, 2007. Incorporated by reference to Exhibit 3.5 to the Form 8-K dated February 20, 2007 (File No. 1-9861).
4.1	Instruments defining the rights of security holders, including indentures. Incorporated by reference to Exhibits 3.1 through 3.5, 10.1 through 10.5 and 10.15 through 10.29 hereof. Except as set forth in Exhibits 4.2 through 4.33 below, the instruments defining the rights of holders of long-term debt securities of M&T Bank Corporation are omitted pursuant to section (b)(4)(iii) of Item 601 of Regulation S-K. M&T Bank Corporation hereby agrees to furnish copies of these instruments to the S.E.C. upon request.
4.2	Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.3	Amendment to Amended and Restated Trust Agreement dated as of January 31, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.4	Junior Subordinated Indenture dated as of January 31, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated January 31, 1997 (File No. 1-9861).
4.5	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.5 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.6	Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated June 6, 1997 (File No. 1-9861).
4.7	Amendment to Amended and Restated Trust Agreement dated as of June 6, 1997 by and among M&T Bank Corporation, Bankers Trust Company, Bankers Trust (Delaware), and the Administrators named therein. Incorporated by reference to Exhibit 4.9 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.8	Junior Subordinated Indenture dated as of June 6, 1997 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated June 6, 1997 (File No. 1-9861).
4.9	Supplemental Indenture dated December 23, 1999 by and between M&T Bank Corporation and Bankers Trust Company. Incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).

4.10	Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.14 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.11	Amendment to Amended and Restated Declaration of Trust dated as of February 4, 1997 by and among Olympia Financial Corp., The Bank of New York, The Bank of New York (Delaware), and the administrative trustees named therein. Incorporated by reference to Exhibit 4.15 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.12	Indenture dated as of February 4, 1997 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.16 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.13	Supplemental Indenture dated as of December 17, 1999 by and between Olympia Financial Corp. and The Bank of New York. Incorporated by reference to Exhibit 4.17 to the Form 10-K for the year ended December 31, 1999 (File No. 1-9861).
4.14	Second Supplemental Indenture dated as of February 28, 2003 by and between M&T Bank Corporation (as successor by merger to Olympia Financial Corp.) and The Bank of New York. Incorporated by reference to Exhibit 4.18 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.15	Senior Indenture dated as of May 1, 1997 by and among Keystone Financial Mid-Atlantic Funding Corp., Olympia Financial Corp. (as successor by merger to Keystone Financial, Inc.), and Bankers Trust Company. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Keystone Financial Mid-Atlantic Funding Corp. and Keystone Financial, Inc. dated April 17, 1997 (File No. 333-25393).
4.16	First Supplemental Indenture, dated as of October 6, 2000, by and between Olympia Financial Corp. and Bankers Trust Company. Incorporated by reference to Exhibit 4.24 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.17	Second Supplemental Indenture, dated as of February 28, 2003, by and between M&T Bank Corporation (as successor by merger to Olympia Financial Corp.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company). Incorporated by reference to Exhibit 4.25 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.18	Indenture, dated as of December 30, 1996, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.19	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).
4.20	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Incorporated by reference to Exhibit 4.28 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.21	Amended and Restated Declaration of Trust, dated as of December 30, 1996, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Regular Trustees named therein. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.22	Indenture, dated as of February 4, 1997, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.23	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.3 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).

4.24	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Incorporated by reference to Exhibit 4.34 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.25	Amended and Restated Declaration of Trust, dated as of February 4, 1997, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Regular Trustees named therein. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of First Maryland Bancorp, First Maryland Capital I and First Maryland Capital II dated March 6, 1997 (File No. 333-22871).
4.26	Indenture, dated as of July 13, 1999, by and between First Maryland Bancorp and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.27	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.28	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and The Bank of New York. Incorporated by reference to Exhibit 4.40 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.29	Amended and Restated Declaration of Trust of Allfirst Preferred Capital Trust, dated as of July 13, 1999, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Administrators named therein. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.30	Amended and Restated Declaration of Trust of Allfirst Preferred Asset Trust, dated as of July 13, 1999, by and among First Maryland Bancorp, The Bank of New York, The Bank of New York (Delaware) and the Administrators named therein. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Allfirst Financial Inc., Allfirst Preferred Capital Trust and Allfirst Preferred Asset Trust dated October 5, 1999 (File No. 333-88484).
4.31	Indenture, dated as of May 15, 1992, by and between First Maryland Bancorp and Bankers Trust Company. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of First Maryland Bancorp (File No. 33-46277).
4.32	Supplemental Indenture No. 1, dated as of September 15, 1999, by and between Allfirst Financial Inc. (successor by merger to First Maryland Bancorp) and Bankers Trust Company. Incorporated by reference to Exhibit 4.1 to the Form 8-K of Allfirst Financial Inc. dated September 15, 1999 (File No. 2-50235).
4.33	Supplemental Indenture No. 2, dated as of April 1, 2003, by and between M&T Bank Corporation (successor by merger to Allfirst Financial Inc.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company). Incorporated by reference to Exhibit 4.48 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
4.34	Registration Rights Agreement, dated April 1, 2003, between M&T Bank Corporation and Allied Irish Banks, p.l.c. Incorporated by reference to Exhibit 4.23 to the Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9861).
10.1	Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended December 31, 2000 (File No. 1-9861).
10.2	Waiver, dated as of January 15, 2003, to Credit Agreement dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended December 31, 2002 (File No. 1-9861).
10.3	Amendment No. 1, dated December 9, 2003, to the Credit Agreement, dated as of December 15, 2000, between M&T Bank Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).

10.4	M&T Bank Corporation 1983 Stock Option Plan as last amended on April 20, 1999. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9861).*
10.5	M&T Bank Corporation 2001 Stock Option Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 6, 2001 (File No. 1-9861).*
10.6	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.7	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7, 1985. Incorporated by reference to Exhibit (10)(d)(A) to the Form 10-K for the year ended December 31, 1984 (File No. 0-4561).*
10.8	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Robert E. Sadler, Jr. dated as of March 7, 1985. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.9	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).*
10.10	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.11	Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 1991 (File No. 1-9861).*
10.12	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement, dated July 17, 1989, between The East New York Savings Bank and Atwood Collins, III. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.13	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.14	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 to the Form 8-K dated November 15, 2005 (File No. 1-9861).*
10.15	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2004 (File No. 1-9861).*
10.16	M&T Bank Corporation Directors’ Stock Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2006 (File No. 1-9361).*
10.17	Restated 1987 Stock Option and Appreciation Rights Plan of ONBANCorp, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.18	1992 ONBANCorp Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.19	Keystone Financial, Inc. 1997 Stock Incentive Plan, as amended November 19, 1998. Incorporated by reference to Exhibit 10.16 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.20	Keystone Financial, Inc. 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10.10 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1997 (File No. 000-11460).*
10.21	Keystone Financial, Inc. 1988 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*
10.22	Keystone Financial, Inc. 1995 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit B to the Proxy Statement of Keystone Financial, Inc. dated April 7, 1995 (File No. 000-11460).*
10.23	Keystone Financial, Inc. 1990 Non-Employee Directors’ Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1998 (File No. 000-11460).*

10.24	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).*
10.25	Financial Trust Corp Non-Employee Director Stock Option Plan of 1994. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Financial Trust Corp, dated March 26, 1996 (File No. 333-01989).*
10.26	Progressive Bank, Inc. 1993 Non-Qualified Stock Option Plan for Directors. Incorporated by reference to Exhibit 10.9 to the Progressive Bank, Inc. Form 10-K for the year ended December 31, 1993 (File No. 0-15025).*
10.27	Premier National Bancorp, Inc. 1995 Incentive Stock Plan (as amended and restated effective May 13, 1999). Incorporated by reference to Exhibit 10.4 to the Premier National Bancorp, Inc. Form 10-K for the year ended December 31, 1999 (File No. 1-13213).*
10.28	M&T Bank Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended September 30, 2002 (File No. 1-9861).*
10.29	M&T Bank Corporation 2005 Incentive Compensation Plan. Incorporated by reference to Exhibit 10 to the Form 8-K dated April 19, 2005 (File No. 1-9861).*
10.30	M&T Bank Corporation Employee Severance Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2005 (File No. 1-9861).*
11.1	Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 13 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
14.1	M&T Bank Corporation Code of Ethics for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
21.1	Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.
23.1	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 333-57330, 333-63660, 33-12207, 33-58500, 33-63917, 333-43171, 333-43175, 333-63985, 333-97031, 33-32044, 333-16077, 333-84384, 333-127406 and 333-122147. Filed herewith.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Management contract or compensatory plan or arrangement.