Form 10-Q
period 2007-03-31
M&T BANK CORP
filed 2007-05-07
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on April 25, 2007: 108,239,890 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31,	December 31,
Dollars in thousands, except per share	2007	2006
Assets
Cash and due from banks	$1,437,859	1,605,506
Interest-bearing deposits at banks	7,908	6,639
Federal funds sold	29,895	19,458
Agreements to resell securities	400,000	100,000
Trading account	153,511	136,752
Investment securities
Available for sale (cost: $6,618,021 at March 31, 2007; $6,878,332 at December 31, 2006)	6,596,289	6,829,848
Held to maturity (market value: $67,273 at March 31, 2007; $66,729 at December 31, 2006)	65,523	64,899
Other (market value: $365,897 at March 31, 2007; $356,851 at December 31, 2006)	365,897	356,851

Total investment securities	7,027,709	7,251,598

Loans and leases	43,785,246	43,206,954
Unearned discount	(278,070)	(259,657)
Allowance for credit losses	(659,757)	(649,948)

Loans and leases, net	42,847,419	42,297,349

Premises and equipment	331,426	335,008
Goodwill	2,908,849	2,908,849
Core deposit and other intangible assets	231,877	250,233
Accrued interest and other assets	2,466,018	2,153,513

Total assets	$57,842,471	57,064,905

Liabilities
Noninterest-bearing deposits	$7,614,624	7,879,977
NOW accounts	941,300	940,439
Savings deposits	14,460,581	14,169,790
Time deposits	11,159,826	11,490,629
Deposits at foreign office	4,761,575	5,429,668

Total deposits	38,937,906	39,910,503

Federal funds purchased and agreements to repurchase securities	3,548,495	2,531,684
Other short-term borrowings	500,287	562,530
Accrued interest and other liabilities	938,290	888,352
Long-term borrowings	7,664,309	6,890,741

Total liabilities	51,589,287	50,783,810

Stockholders’ equity
Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued at March 31, 2007 and at December 31, 2006	60,198	60,198
Common stock issuable, 83,676 shares at March 31, 2007; 90,949 shares at December 31, 2006	4,739	5,060
Additional paid-in capital	2,887,623	2,889,449
Retained earnings	4,553,630	4,443,441
Accumulated other comprehensive income (loss), net	(36,167)	(53,574)
Treasury stock — common, at cost — 11,389,808 shares at March 31, 2007; 10,179,802 shares at December 31, 2006	(1,216,839)	(1,063,479)

Total stockholders’ equity	6,253,184	6,281,095

Total liabilities and stockholders’ equity	$57,842,471	57,064,905

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended March 31
In thousands, except per share	2007	2006
Interest income
Loans and leases, including fees	$768,121	680,717
Deposits at banks	66	72
Federal funds sold	260	378
Agreements to resell securities	4,541	—
Trading account	111	671
Investment securities
Fully taxable	84,674	91,688
Exempt from federal taxes	3,276	3,746

Total interest income	861,049	777,272

Interest expense
NOW accounts	1,167	659
Savings deposits	60,842	43,557
Time deposits	136,682	118,058
Deposits at foreign office	47,649	36,803
Short-term borrowings	63,564	50,567
Long-term borrowings	100,718	80,602

Total interest expense	410,622	330,246

Net interest income	450,427	447,026
Provision for credit losses	27,000	18,000

Net interest income after provision for credit losses	423,427	429,026

Other income
Mortgage banking revenues	13,873	34,511
Service charges on deposit accounts	94,587	88,876
Trust income	36,973	33,796
Brokerage services income	15,212	14,724
Trading account and foreign exchange gains	6,223	6,506
Gain on bank investment securities	1,063	58
Other revenues from operations	68,552	74,460

Total other income	236,483	252,931

Other expense
Salaries and employee benefits	236,754	224,082
Equipment and net occupancy	42,846	43,402
Printing, postage and supplies	8,906	8,567
Amortization of core deposit and other intangible assets	18,356	13,028
Other costs of operations	92,175	92,924

Total other expense	399,037	382,003

Income before taxes	260,873	299,954
Income taxes	84,900	97,037

Net income	$175,973	202,917

Net income per common share
Basic	$1.60	1.82
Diluted	1.57	1.77
Cash dividends per common share	$.60	.45
Average common shares outstanding
Basic	109,694	111,693
Diluted	112,187	114,347

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three months ended March 31
In thousands	2007	2006
Cash flows from operating activities
Net income	$175,973	202,917
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	27,000	18,000
Depreciation and amortization of premises and equipment	12,579	14,089
Amortization of capitalized servicing rights	15,591	15,137
Amortization of core deposit and other intangible assets	18,356	13,028
Provision for deferred income taxes	(19,402)	(34,973)
Asset write-downs	12,777	47
Net gain on sales of assets	(4,808)	(6,720)
Net change in accrued interest receivable, payable	15,445	28,957
Net change in other accrued income and expense	43,023	64,711
Net change in loans originated for sale	136,065	(202,464)
Net change in trading account assets and liabilities	(20,674)	(4,764)

Net cash provided by operating activities	411,925	107,965

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	32,362	1,392
Other	1,365	15,800
Proceeds from maturities of investment securities
Available for sale	486,151	400,731
Held to maturity	8,388	12,743
Purchases of investment securities
Available for sale	(257,403)	(332,345)
Held to maturity	(9,013)	(14,082)
Other	(10,412)	(23,642)
Net increase in loans and leases	(736,635)	(345,528)
Net increase in agreements to resell securities	(300,000)	—
Other investments, net	(302,366)	(5,147)
Additions to capitalized servicing rights	(14,031)	(17,358)
Capital expenditures, net	(8,915)	(5,865)
Acquisitions, net of cash acquired	—	(12,172)
Other, net	27,113	(5,957)

Net cash used by investing activities	(1,083,396)	(331,430)

Cash flows from financing activities
Net increase (decrease) in deposits	(973,278)	1,074,770
Net increase (decrease) in short-term borrowings	954,568	(801,525)
Proceeds from long-term borrowings	800,000	500,000
Payments on long-term borrowings	(27,669)	(600,896)
Purchases of treasury stock	(207,875)	(137,701)
Dividends paid — common	(65,734)	(50,075)
Other, net	34,249	34,912

Net cash provided by financing activities	514,261	19,485

Net decrease in cash and cash equivalents	(157,210)	(203,980)
Cash and cash equivalents at beginning of period	1,624,964	1,490,459

Cash and cash equivalents at end of period	$1,467,754	1,286,479

Supplemental disclosure of cash flow information
Interest received during the period	$870,337	781,058
Interest paid during the period	400,530	300,557
Income taxes paid during the period	1,403	12,123

Supplemental schedule of noncash investing and financing activities
Loans held for sale transferred to loans held for investment	$870,759	—
Real estate acquired in settlement of loans	6,995	3,121
Acquisitions :
Fair value of :
Assets acquired (noncash)	—	26,052
Liabilities assumed	—	16,029

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income (loss),	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	net	stock	Total
2006
Balance — January 1, 2006	$—	60,198	5,363	2,886,153	3,854,275	(97,930)	(831,673)	5,876,386
Comprehensive income:
Net income	—	—	—	—	202,917	—	—	202,917
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(24,957)	—	(24,957)

								177,960
Purchases of treasury stock	—	—	—	—	—	—	(137,701)	(137,701)
Repayment of management stock ownership program receivable	—	—	—	225	—	—	—	225
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	17,682	—	—	—	17,682
Exercises	—	—	—	(20,649)	—	—	55,385	34,736
Directors’ stock plan	—	—	—	22	—	—	231	253
Deferred compensation plans, net, including dividend equivalents	—	—	(267)	(365)	(42)	—	677	3
Common stock cash dividends - $0.45 per share	—	—	—	—	(50,075)	—	—	(50,075)

Balance — March 31, 2006	$—	60,198	5,096	2,883,068	4,007,075	(122,887)	(913,081)	5,919,469

2007
Balance — January 1, 2007	$—	60,198	5,060	2,889,449	4,443,441	(53,574)	(1,063,479)	6,281,095
Comprehensive income:
Net income	—	—	—	—	175,973	—	—	175,973
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	17,407	—	17,407

								193,380
Purchases of treasury stock	—	—	—	—	—	—	(207,875)	(207,875)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	18,811	—	—	—	18,811
Exercises	—	—	—	(20,264)	—	—	53,497	33,233
Directors’ stock plan	—	—	—	47	—	—	280	327
Deferred compensation plans, net, including dividend equivalents	—	—	(321)	(420)	(50)	—	738	(53)
Common stock cash dividends - $0.60 per share	—	—	—	—	(65,734)	—	—	(65,734)

Balance — March 31, 2007	$—	60,198	4,739	2,887,623	4,553,630	(36,167)	(1,216,839)	6,253,184

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Three months ended March 31
In thousands	2007	2006
Beginning balance	$649,948	637,663
Provision for credit losses	27,000	18,000
Net charge-offs
Charge-offs	(24,507)	(25,797)
Recoveries	7,316	8,965

Total net charge-offs	(17,191)	(16,832)

Ending balance	$659,757	638,831

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with the accounting policies set forth in note 1 of Notes to Financial Statements included in the Company’s 2006 Annual Report, except as described below. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2. Earnings per share

The computations of basic earnings per share follow:

	Three months ended
	March 31
	2007	2006
	(in thousands, except per share)
Income available to common stockholders
Net income	$175,973	202,917

Weighted-average shares outstanding (including common stock issuable)	109,694	111,693

Basic earnings per share	$1.60	1.82

The computations of diluted earnings per share follow:

	Three months ended
	March 31
	2007	2006
	(in thousands, except per share)
Income available to common stockholders	$175,973	202,917

Weighted-average shares outstanding	109,694	111,693
Plus: incremental shares from assumed conversion of stock-based compensation awards	2,493	2,654

Adjusted weighted-average shares outstanding	112,187	114,347

Diluted earnings per share	$1.57	1.77

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Comprehensive income

The following table displays the components of other comprehensive income:

	Three months ended March 31, 2007
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$27,815	(9,751)	18,064
Less: reclassification adjustment for gains realized in net income	1,063	(406)	657

Net unrealized gains	$26,752	(9,345)	17,407

	Three months ended March 31, 2006
	Before-tax	Income
	amount	taxes	Net
	(in thousands)

Unrealized losses on investment securities:
Unrealized holding losses during period	$(45,508)	20,586	(24,922)
Less: reclassification adjustment for gains realized in net income	58	(23)	35

Net unrealized losses	$(45,566)	20,609	(24,957)

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

		Defined
	Investment	benefit
	securities	plans	Total
	(in thousands)
Balance — January 1, 2007	$(25,311)	(28,263)	(53,574)
Net gain during period	17,407	—	17,407

Balance — March 31, 2007	$(7,904)	(28,263)	(36,167)

Balance — January 1, 2006	$(48,576)	(49,354)	(97,930)
Net loss during period	(24,957)	—	(24,957)

Balance — March 31, 2006	$(73,533)	(49,354)	(122,887)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings

M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”), and M&T Capital Trust III (“Trust III”) have issued fixed rate preferred capital securities aggregating $310 million. First Maryland Capital I (“Trust IV”) and First Maryland Capital II (“Trust V”) have issued floating rate preferred capital securities aggregating $300 million. The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 6.36% and 6.21%, respectively, at March 31, 2007 and 6.37% and 6.22%, respectively, at December 31, 2006. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”

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

The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities of Trust III, Trust IV and Trust V at March 31, 2007 and December 31, 2006 include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 6.36% and 6.21%, respectively, at March 31, 2007 and 6.37% and 6.22%, respectively, at December 31, 2006.

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

The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the Trusts. The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events (“Events”) set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after the stated optional redemption dates (January 15, 2007 in the case of Trust IV, February 1, 2007 in the case of Trust I, Trust III and Trust V, and June 1, 2007 in the case of Trust II) contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at M&T’s option (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities and the

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings, continued

related Junior Subordinated Debentures upon early redemption will be expressed as a percentage of the liquidation amount plus accumulated but unpaid distributions. In the case of Trust I, such percentage adjusts annually and ranges from 104.117% at February 1, 2007 to 100.412% for the annual period ending January 31, 2017, after which the percentage is 100%. In the case of Trust II, such percentage adjusts annually and ranges from 104.139% at June 1, 2007 to 100.414% for the annual period ending May 31, 2017, after which the percentage is 100%, subject to a make-whole amount if the early redemption occurs prior to June 1, 2007. In the case of Trust III, such percentage adjusts annually and ranges from 104.625% at February 1, 2007 to 100.463% for the annual period ending January 31, 2017, after which the percentage is 100%. In the case of Trust IV and Trust V, the redemption price upon early redemption will be equal to 100% of the principal amount to be redeemed plus any accrued but unpaid distributions to the redemption date.

Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) has issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures of M&T and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount Floating Rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 6.79% at March 31, 2007 and 6.80% at December 31, 2006.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings, continued

Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust IV, Trust V and Allfirst Asset Trust, the junior subordinated debentures associated with preferred capital securities had financial statement carrying values as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Trust I	$154,640	154,640
Trust II	103,093	103,093
Trust III	68,303	68,384
Trust IV	143,789	143,652
Trust V	141,488	141,322
Allfirst Asset Trust	101,835	101,796

	$713,148	712,887

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 21 to the Company’s consolidated financial statements as of and for the year ended December 31, 2006. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 21 to the Company’s 2006 consolidated financial statements, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company has, however, assigned such intangible assets to business units for purposes of

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Segment information, continued

testing for impairment. Information about the Company’s segments is presented in the following table:

	Three months ended March 31
	2007			2006
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Commercial Banking	$141,880	125	57,029	134,321	148	56,094
Commercial Real Estate	65,144	151	31,737	68,489	232	33,867
Discretionary Portfolio	29,276	(2,346)	18,938	37,355	930	22,295
Residential Mortgage Banking	45,668	10,891	(2,523)	69,089	15,166	15,391
Retail Banking	373,829	3,028	107,382	345,899	2,853	92,554
All Other	31,113	(11,849)	(36,590)	44,804	(19,329)	(17,284)

Total	$686,910	—	175,973	699,957	—	202,917

	Average total assets
	Three months ended		Year ended
	March 31		December 31
	2007	2006	2006
	(in millions)
Commercial Banking	$13,236	12,222	12,688
Commercial Real Estate	8,608	8,374	8,448
Discretionary Portfolio	11,997	12,112	12,136
Residential Mortgage Banking	3,592	3,240	3,462
Retail Banking	14,243	14,207	14,107
All Other	5,531	4,951	4,998

Total	$57,207	55,106	55,839

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $5,123,000 and $4,731,000 for the three-month periods ended March 31, 2007 and 2006, respectively, and

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

	March 31,	December 31,
	2007	2006
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$5,532,886	5,450,382
Commercial real estate loans to be sold	26,646	65,784
Other commercial real estate and construction	2,737,171	3,008,353
Residential real estate loans to be sold	495,491	679,591
Other residential real estate	534,027	493,122
Commercial and other	7,010,324	7,344,263

Standby letters of credit	3,573,660	3,622,860

Commercial letters of credit	26,416	30,209

Financial guarantees and indemnification contracts	1,186,171	1,036,117

Commitments to sell real estate loans	1,038,302	1,932,306

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

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

Mortgage Association Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled $986 million and $939 million at March 31, 2007 and December 31, 2006, respectively.

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

The Company has an agreement with the Baltimore Ravens of the National Football League whereby the Company obtained the naming rights to a football stadium in Baltimore, Maryland. Under the agreement, the Company is obligated to pay $5 million per year from 2007 through 2013 and $6 million per year from 2014 through 2017.

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

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost consisted of the following:

			Other
	Pension		postretirement
	benefits		benefits
	Three months ended March 31
	2007	2006	2007	2006
	(in thousands)
Service cost	$5,475	5,575	150	150
Interest cost on projected benefit obligation	9,375	9,175	925	850
Expected return on plan assets	(10,025)	(9,625)	—	—
Amortization of prior service cost	(1,650)	(1,775)	50	50
Amortization of net actuarial loss	1,200	2,250	50	25

Net periodic benefit cost	$4,375	5,600	1,175	1,075

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits, continued

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $9,169,000 and $7,831,000 for the three months ended March 31, 2007 and 2006, respectively.

8. Income taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 prescribes the accounting method to be applied to measure uncertainty in income taxes recognized under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN No. 48 established a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return.

The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. The Company’s federal income tax returns for 2004 through 2006 are subject to examination by the Internal Revenue Service. The Company also files income tax returns in over thirty state and local jurisdictions. Substantially all material state and local tax matters have been concluded for years through 1998. Some tax returns for years after 1998 are presently under examination. As of January 1, 2007, the Company had accrued approximately $67 million, net of available benefits of approximately $36 million, for various unrecognized tax benefits in various federal, state and local tax jurisdictions within which the Company operates. If recognized, those benefits would affect the Company’s effective tax rate. If any tax return examination by federal, state or local tax authorities is concluded during the next twelve months, it is possible that the amount of the accrued liability for uncertain tax positions could change. It is not possible to estimate the amount of any such changes. The Company recognizes interest and penalties related to unrecognized tax benefits in income taxes in the Consolidated Statement of Income. Included in the accrual noted herein was $9 million for such item. The adoption of FIN No. 48 did not result in any change to the Company’s liability for uncertain tax positions as of January 1, 2007.

9. Acquisition of deposits and banking offices

On June 30, 2006, M&T Bank, M&T’s principal banking subsidiary, acquired 21 banking offices in Buffalo and Rochester, New York from Citibank, N.A. in a cash transaction. The offices had approximately $269 million in loans, mostly to consumers, small businesses and middle market customers, and approximately $1.0 billion of deposits. The transaction did not have a significant effect on the Company’s results of operations during 2006 or in the first quarter of 2007. There were no significant acquisition-related expenses associated with the transaction in the first quarter of either 2007 or 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the first quarter of 2007 was $176 million or $1.57 of diluted earnings per common share, representing decreases of 13% and 11%, respectively, from $203 million or $1.77 of diluted earnings per common share in the year-earlier quarter. During the fourth quarter of 2006, net income was $213 million or $1.88 of diluted earnings per common share. Basic earnings per common share were $1.60 in the initial quarter of 2007, compared with $1.82 and $1.93 in the first and fourth quarters of 2006, respectively.

     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was 1.25%, compared with 1.49% in the first quarter of 2006 and 1.50% in 2006’s final quarter. The annualized rate of return on average common stockholders’ equity was 11.38% in the initial quarter of 2007, compared with 13.97% and 13.55% in the first and fourth quarters of 2006, respectively.

     The Company’s financial results for the first quarter of 2007 were adversely impacted by changing market conditions in the residential mortgage lending sector. Well-publicized problems in the subprime residential mortgage lending market had a negative effect on the rest of the residential mortgage marketplace, specifically with regard to alternative (“Alt-A”) residential mortgage loans that the Company actively originates for sale in the secondary market. Alt-A loans originated by the Company typically include some form of limited documentation requirements, as compared with more traditional residential mortgage loans. Unfavorable market conditions and lack of market liquidity impacted the Company’s willingness to sell Alt-A loans in the first quarter. During March 2007, an auction of such loans received fewer bids than normal and the pricing of those bids was lower than expected. As a result, $883 million of Alt-A loans previously held for sale (including $808 million of first mortgage loans and $75 million of second mortgage loans) were transferred in March to the Company’s held-for-investment residential mortgage loan portfolio. In accordance with generally accepted accounting principles (“GAAP”), loans held for sale must be recorded at the lower of cost or market value. Accordingly, prior to reclassifying the Alt-A mortgage loans to held for investment, the carrying value of such loans was reduced by $12 million in the first quarter of 2007, which resulted in an after-tax reduction of net income of $7 million, or $.07 per diluted share. The loans were reclassified to the held-for-investment portfolio because management of the Company believes that the value of the Alt-A residential mortgage loans it holds is greater than the amount implied by the few bidders presently active in the market.

     In addition, the Company is contractually obligated to repurchase previously sold Alt-A loans that do not ultimately meet investor sale criteria, including instances when mortgagors fail to make timely payments during the first 90 days subsequent to the sale date. As a result, during the first quarter of 2007, the Company accrued $6 million to provide for declines in market value of previously sold Alt-A mortgage loans that the Company may be required to repurchase. That loss reduced the Company’s net income by $4 million or $.03 per diluted share.

     The Company has initiated changes in its origination and sales practices as they relate to Alt-A lending that will likely result in lower originations of Alt-A mortgage loans in future quarters.

     On February 5, 2007, M&T invested $300 million to acquire a minority interest in Bayview Lending Group LLC (“BLG”), a Florida-based privately-held commercial mortgage lender that specializes in originating, securitizing and servicing small balance commercial real estate loans in the United States, and to a lesser extent, in Canada and the United Kingdom. The investment will be accounted for using the equity method of accounting. BLG was a going-concern when M&T made its investment, but started out with a minimal amount of loans in its portfolio. As a result, BLG is expected to incur modest operating losses until a sufficiently significant volume of loans are originated and securitized. M&T’s pro-rata portion of BLG’s operating results did not have a significant impact on M&T’s results of operations in the first quarter of 2007.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.1 billion at March 31, 2007, $3.0 billion at March 31, 2006 and $3.2 billion at December 31, 2006. Included in such intangible assets at each of those dates was goodwill of $2.9 billion. Amortization of core deposit and other intangible assets, after tax effect, was $11 million ($.10 per diluted share) during each of the first quarter of 2007 and the fourth quarter of 2006, and $8 million ($.07 per diluted share) in the first quarter of 2006.

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

     Net operating income declined 11% to $187 million in the initial quarter of 2007 from $211 million in the year-earlier quarter. Diluted net operating earnings per share for the first quarter of 2007 were $1.67, down 9% from $1.84 in the similar 2006 quarter. Net operating income and diluted net operating earnings per share were $225 million and $1.98, respectively, in the fourth quarter of 2006.

     Net operating income in the recent quarter represented an annualized rate of return on average tangible assets of 1.40%, compared with 1.64% and 1.67% in the first and fourth quarters of 2006, respectively. Net operating income expressed as an annualized return on average tangible common equity was 24.11% in the first quarter of 2007, compared with 29.31% in the year-earlier quarter and 28.71% in the final quarter of 2006.

     Reconciliations of GAAP results with non-GAAP results are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income increased to $456 million in the first quarter of 2007 from $452 million in the corresponding 2006 quarter, but was down from $472 million in the fourth quarter of 2006. The improvement in the recent quarter as compared with the first quarter of 2006 reflects a $1.6 billion, or 3%, increase in average earning assets that was largely offset by a nine basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. The recent quarter’s decline in taxable-equivalent net interest income as compared with 2006’s final quarter resulted from a similar nine basis point narrowing of the net interest margin that was only partially offset by an increase in the average balance of earning assets.

     Average loans and leases rose $2.6 billion, or 6%, to $43.1 billion in the recently completed quarter from $40.5 billion in the first quarter of 2006, and were up $639 million from the $42.5 billion average in the fourth quarter of 2006. Contributing to the growth in average loans in the recent quarter as compared with the first quarter of 2006 were higher average outstanding balances of commercial loans, commercial real estate loans and residential real estate loans. Average commercial loans and leases rose $718 million or 7% to $11.8 billion in the initial 2007 quarter from $11.0 billion in the year-earlier quarter. Commercial real estate loans averaged $15.5 billion in the recent quarter, up $796 million or 5% from $14.7 billion in the first quarter of 2006, due largely to a rise in construction loans to developers of residential real estate properties. The Company’s residential real estate loan portfolio averaged $5.9 billion in 2007’s first quarter, up $1.3 billion or 29% from $4.6 billion in the corresponding quarter of 2006. Included in that portfolio were loans held for sale, which averaged $1.8 billion in the recently completed quarter, compared with $1.3 billion in the first quarter of 2006. Excluding such loans, average residential real estate loans rose $897 million from 2006’s initial quarter to the first quarter of 2007. That increase was largely the result of the Company’s decision to retain higher levels of residential real estate loans in light of modest loan growth in other loan types and the lack of availability of investment securities to acquire that met the Company’s desired characteristics and provided suitable returns. As already noted, during March 2007 the Company transferred $883 million of Alt-A loans previously held for sale to its held-for–investment portfolio. That transfer increased the recent quarter’s average balances of residential real estate loans held for investment by approximately $90 million. Partially offsetting the loan growth described above was a decline in average consumer loans and leases of $283 million, or 3%, in the recent quarter as compared with the year-earlier period due to lower average automobile loan and lease balances outstanding, reflecting the Company’s decision to allow such balances to decline rather than matching interest rates offered by competitors. However, during late 2006 the interest rate environment relating to the Company’s automobile lending business improved and outstanding balances of such loans have increased slightly since September 30, 2006.

     The Company experienced growth of 2% in average commercial loan balances in the recent quarter as compared with the fourth quarter of 2006, while average commercial real estate loans were relatively unchanged. In dollar amount, average commercial loans increased $230 million. Average residential real estate loans in the recent quarter rose $401 million, or 7%, from 2006’s fourth quarter, while average consumer loans outstanding were up slightly from the final 2006 quarter, as higher automobile loans were largely offset by lower average outstanding balances of home equity lines of credit. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2007	2006	2006
Commercial, financial, etc.	$11,753	7%	2%
Real estate – commercial	15,474	5	—
Real estate – consumer	5,939	29	7
Consumer
Automobile	2,781	(12)	3
Home equity lines	4,191	2	(2)
Home equity loans	1,165	(3)	(3)
Other	1,811	3	3

Total consumer	9,948	(3)	—

Total	$43,114	6%	2%

     Average balances of investment securities aggregated $7.2 billion during the first quarter of 2007, compared with $8.4 billion in the year-earlier quarter and $7.6 billion in the fourth quarter of 2006. The declines in such securities from both the first and fourth quarters of 2006 reflect net paydowns of mortgage-backed securities and collateralized mortgage obligations. The Company has allowed the investment securities portfolio to decline as the opportunity to purchase securities at favorable spreads, that is, the difference between the yield earned on a security and the rate paid on funds used to purchase it, has been limited. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination. The Company regularly reviews its investment securities for declines in value below amortized cost that might be other than temporary. As of March 31, 2007 and December 31, 2006, the Company concluded that such declines were temporary in nature.

     Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $365 million in the recently completed quarter, compared with $139 million and $205 million in the first and fourth quarters of 2006, respectively. The increase in such assets in the recent quarter resulted from purchases of investment securities under agreements to resell. The weighted-average term to maturity of such agreements, which averaged $281 million during 2007’s initial quarter and aggregated $400 million at March 31, 2007, was approximately 4 years. Those resell agreements are accounted for similar to collateralized loans, with changes in the market value of the collateral monitored by the Company to ensure sufficient coverage. Similar agreements averaged $100 million during the fourth quarter of 2006, while there were no such agreements outstanding during the initial quarter of 2006. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.

     As a result of the changes described herein, average earning assets increased 3% to $50.7 billion in the first quarter of 2007 from $49.1 billion in the similar 2006 quarter. Average earning assets aggregated $50.2 billion in the fourth quarter of 2006.

     The most significant source of funding for the Company is core deposits which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned bank subsidiary of M&T, are also included in core deposits. Core deposits averaged $28.6 billion in the first quarter of 2007, compared with $27.8 billion in the corresponding quarter of 2006 and $28.7 billion in 2006’s final quarter. A June 30, 2006 acquisition of branch offices in upstate New York added approximately $900 million of core deposits on that date. The increase in average balances of time deposits less than $100,000 in the current quarter as compared with the similar 2006 period largely reflects customer response to higher interest rates being offered on those products, resulting in a shift of funds from savings and noninterest-bearing deposit accounts to time deposits. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2007	2006	2006
NOW accounts	$437	7	(5)%
Savings deposits	14,649	3	1
Time deposits less than $100,000	6,047	9	(1)
Noninterest-bearing deposits	7,422	(2)	(3)

Total	$28,555	3%	(1)%

     Additional sources of funding for the Company include domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $2.9 billion during the quarter ended March 31, 2007, compared with $2.6 billion in the first quarter of 2006 and $3.0 billion in 2006’s fourth quarter. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $3.7 billion, $3.4 billion and $3.8 billion for the quarters ended March 31, 2007, March 31, 2006 and December 31, 2006, respectively. Brokered time deposits averaged $2.8 billion during the recently completed quarter, compared with $3.7 billion and $3.0 billion in the first and fourth quarters of 2006, respectively. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $325 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $84 million during the first quarter of 2007, compared with $66 million in the year-earlier quarter and $75 million in the fourth quarter of 2006. Offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for such deposits, and the cost of funds available from alternative sources at the time.

     The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks (“FHLBs”), and others as sources of funding. Short-term borrowings averaged $4.9 billion in the initial 2007 quarter, compared with $4.6 billion in the year-earlier quarter and $4.8 billion in the final 2006 quarter. Included in short-term borrowings were unsecured federal funds borrowings which generally mature daily and averaged $4.1 billion in the recent quarter, compared with $3.8 billion and $4.0 billion in the first and fourth quarters of 2006, respectively. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained daily from a wide variety of banks and other financial institutions. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank, the principal bank subsidiary of M&T. The special purpose subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company.

     Long-term borrowings averaged $7.3 billion in the first quarter of 2007, compared with $6.3 billion in the similar 2006 quarter and $6.2 billion in the fourth quarter of 2006. Included in average long-term borrowings were amounts borrowed from the FHLBs of $3.5 billion in the initial quarter of 2007 and $4.1 billion and $3.4 billion in the first and fourth quarters of 2006, respectively, and subordinated capital notes of $1.7 billion in the most recent quarter, $1.2 billion in the first quarter of 2006 and $1.4 billion in 2006’s final quarter. M&T Bank issued $500 million of subordinated notes in December 2006, in part to maintain appropriate regulatory capital ratios. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $713 million in each of the first quarter of 2007 and the fourth quarter of 2006, and $712 million in 2006’s first quarter. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during the first quarter of 2007, $284 million in the corresponding 2006 quarter and $612 million in the fourth quarter of 2006.

     Changes in the composition of the Company’s earning assets and interest-bearing liabilities as described herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.03% in the first quarter of 2007 and 3.18% in the year-earlier quarter. The yield on earning assets during the recent quarter was 6.93%, up 47 basis points from 6.46% in the first quarter of 2006, while the rate paid on interest-bearing liabilities increased 62 basis points to 3.90% from 3.28%. In the fourth quarter of 2006, the net interest spread was 3.09%, the yield on earning assets was 6.92% and the rate paid on interest-bearing liabilities was 3.83%. During the first half of 2006, the Federal Reserve raised its benchmark overnight federal funds target rate four times, each increase representing a 25 basis point increment over the previously effective target rate. Those interest rate increases resulted in a more rapid rise in rates paid on interest-bearing liabilities, most notably short-term borrowings, than in the yields on earning assets and contributed to a general flattening of the yield curve. The decline in the Company’s net interest spread during the recent quarter as compared with the first quarter of 2006 resulted from several factors, including lower fees from customer prepayments of commercial real estate loans, higher rates paid on consumer deposits and the impact of funding the Company’s investment in BLG. The decline in net interest spread from the final quarter of 2006 to the recent quarter was due, in part, to lower commercial real estate loan prepayment fees, higher rates paid on deposits, the impact of two less days in the recent quarter and the funding of the BLG investment.

     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $8.0 billion in 2007’s initial quarter, compared with $8.2 billion and $8.4 billion in the first and fourth quarters of 2006, respectively. Goodwill and core deposit and other intangible assets averaged $3.1 billion during the quarter ended March 31, 2007, $3.0 billion in the first quarter of 2006 and $3.2 billion in 2006’s final quarter. The cash surrender value of bank owned life insurance averaged $1.1 billion in each of the first quarter of 2007 and the fourth quarter of 2006, and $1.0 billion in the first quarter of 2006. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”

     The contribution of net interest-free funds to net interest margin was .61% in the recent quarter, compared with .55% in the year-earlier quarter and .64% in 2006’s fourth quarter. The increase in the contribution to net interest margin ascribed to net interest-free funds in the recent quarter and 2006’s fourth quarter as compared with the first quarter of 2006 resulted largely from the impact of higher interest rates on interest-bearing liabilities used to value such contribution.

     Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.64% in the first quarter of 2007, down from 3.73% in each of the first and fourth quarters of 2006. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was approximately $1.0 billion as of March 31, 2007 and December 31, 2006, and $717 million as of March 31, 2006. Under the terms of these swap agreements, the Company receives payments based on the outstanding notional amount of the swap agreements at fixed rates of interest and makes payments at variable rates.

     As of March 31, 2007, all of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the quarters ended March 31, 2007 and 2006 and the quarter ended December 31, 2006 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented losses of approximately $12 million and $13 million at March 31, 2007 and 2006, respectively, and $15 million at December 31, 2006. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates.

     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 5.63% and 6.20%, respectively, at March 31, 2007. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average rates paid or received on those swap agreements are presented in the accompanying table.

INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended March 31
	2007		2006
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	1,355	.01	156	—

Net interest income/margin	$(1,355)	(.01)%	$(156)	—%

Average notional amount	$996,297		$688,630

Rate received **		5.71%		5.13%
Rate paid **		6.26%		5.22%

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through borrowings from the Federal Home Loan Bank of New York, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s total capital as defined by federal regulators. In December 2006, M&T Bank issued $500 million of subordinated notes. The notes bear a fixed rate of interest of 5.629% for ten years and a floating rate thereafter, at a rate equal to the three-month London Interbank Offered Rate plus .64%. The notes are redeemable at the Company’s option after the fixed-rate period ends, subject to prior regulatory approval. As an additional source of funding, the Company maintains a $500 million revolving asset-backed structured borrowing which is collateralized by automobile loans and related assets that have been transferred to a special purpose subsidiary of M&T Bank. That subsidiary, the loans and the borrowing are included in the Company’s consolidated financial statements. As existing loans of the subsidiary pay down, monthly proceeds, after payment of certain fees and debt service costs, are used to obtain additional automobile loans from M&T Bank or other subsidiaries to replenish the collateral and maintain the existing borrowing base.

     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $3.3 billion at March 31, 2007, $2.3 billion at December 31, 2006 and $3.6 billion at March 31, 2006. In general, those borrowings were unsecured and matured on the following business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as an alternative to short-term borrowings. Offshore branch deposits also generally mature on the next business day and totaled $4.8 billion, $3.2 billion and $5.4 billion at March 31, 2007, March 31, 2006 and December 31, 2006, respectively. Brokered certificates of deposit have longer maturity terms. At March 31, 2007, brokered time deposits totaled $2.3 billion and the weighted-average remaining term to maturity of such deposits was 11 months. Certain of these brokered time deposits have provisions that allow for early redemption.

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

     Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $26 million at March 31, 2007, $61 million at March 31, 2006 and $6 million at December 31, 2006. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.7 billion at March 31, 2007, March 31, 2006 and December 31, 2006. M&T Bank also serves as remarketing agent for most of those bonds.

     In the normal course of business, the Company enters into contractual obligations which require future cash payments. Such obligations include, among others, payments related to deposits, borrowings, leases, and other contractual commitments. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further information about these commitments is provided in note 6 of Notes to Financial Statements.

     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and common stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of the test, at March 31, 2007 approximately $147 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at March 31, 2007 or at December 31, 2006.

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

     Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric.

     The Company’s Risk Management Committee, which includes members of senior management, monitors the sensitivity of the Company’s net interest income to changes in interest rates with the aid of a computer model that forecasts net interest income under different interest rate scenarios. In modeling changing interest rates, the Company considers different yield curve shapes that consider both parallel (that is, simultaneous changes in interest rates at each point on the yield curve) and non-parallel (that is, allowing interest rates at points on the yield curve to vary by different amounts) shifts in the yield curve. In utilizing the model, market implied forward interest rates over the subsequent twelve months are generally used to determine a base interest rate scenario for the net interest income simulation. That calculated base net interest income is then compared to the income calculated under the varying interest rate scenarios. The model considers the impact of ongoing lending and deposit-gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

     The accompanying table as of March 31, 2007 and December 31, 2006 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
(dollars in thousands)

	Calculated increase(decrease)
	in projected net interest income
Changes in interest rates	March 31, 2007	December 31, 2006
+200 basis points	$13,627	15,098
+100 basis points	15,035	13,260
-100 basis points	(7,030)	(12,759)
-200 basis points	(21,428)	(26,546)

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

     The notional amounts of interest rate contracts entered into for trading purposes totaled $8.1 billion at March 31, 2007, compared with $6.8 billion at March 31, 2006 and $7.6 billion at December 31, 2006. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $678 million at March 31, 2007, compared with $1.2 billion and $613 million at March 31, 2006 and December 31, 2006, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $154 million and $61 million, respectively, at March 31, 2007, $201 million and $82 million, respectively, at March 31, 2006, and $137 million and $65 million, respectively, at December 31, 2006. Included in trading account assets were assets related to deferred compensation plans totaling $45 million at each of March 31, 2007 and December 31, 2006, and $43 million at March 31, 2006. Changes in the fair values of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at March 31, 2007 and December 31, 2006 were $49 million of liabilities related to deferred compensation plans, compared with $48 million at March 31, 2006. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions associated with the Company’s trading activities.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the first quarter of 2007 was $27 million, compared with $18 million in the year-earlier quarter and $28 million in the fourth quarter of 2006. Net loan charge-offs were $17 million in each of the first quarters of 2007 and 2006, compared with $24 million during the final quarter of 2006. Net charge-offs as an annualized percentage of average loans and leases were .16% in the first quarter of 2007, compared with .17% and .23% in the first and fourth quarters of 2006, respectively. A summary of net charge-offs by loan type follows:

NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	First Quarter	First Quarter	Fourth Quarter
	2007	2006	2006
Commercial, financial, etc.	$4,533	6,085	10,242
Real estate:
Commercial	671	86	221
Residential	1,369	473	571
Consumer	10,618	10,188	13,337

	$17,191	16,832	24,371

     Loans classified as nonperforming, which consist of nonaccrual and restructured loans, rose to $273 million or .63% of total loans and leases outstanding at March 31, 2007 from $143 million or .35% a year earlier and $224 million or .52% at December 31, 2006. The increase from the end of 2006’s first quarter was due in part to the addition of $40 million of loans to automobile dealers, the majority of which were classified as commercial loans. Also contributing to that increase as well as the rise from the 2006 year-end nonperforming loan total was the first quarter 2007 addition of commercial loans and commercial real estate loans to two relationships totaling $40 million. The first relationship totaling $22 million represents loans to a manufacturer of residential heating equipment. The second relationship for $18 million involves loans to a commercial real estate project in New York City in which the principal owner passed away unexpectedly.

     Accruing loans past due 90 days or more totaled $118 million or .27% of total loans and leases at March 31, 2007, compared with $109 million or .27% at March 31, 2006 and $111 million or .26% at December 31, 2006. Those loans included $71 million, $86 million and $77 million at March 31, 2007, March 31, 2006 and December 31, 2006, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. The outstanding principal balances of the repurchased loans are fully guaranteed by government-related entities and totaled $61 million and $66 million as of March 31, 2007 and 2006, respectively, and $65 million at December 31, 2006. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States that totaled $10 million at March 31, 2007, $20 million at March 31, 2006 and $11 million at December 31, 2006.

     Commercial loans and leases classified as nonperforming aggregated $113 million at March 31, 2007, $38 million at March 31, 2006 and $79 million at December 31, 2006. The increase in such loans from March 31, 2006 was, in part, due to the previously noted loans to automobile dealers, which added $35 million to this category. Continued slowing of domestic automobile sales has resulted in a difficult operating environment for certain automobile dealers, leading to deteriorating financial results. Also contributing to the year-over-year increase, as well as comprising the majority of the rise in nonperforming commercial loans from December 31, 2006 was the recent quarter’s addition of outstanding commercial loans to the two previously described relationships totaling $25 million.

     Nonperforming commercial real estate loans totaled $64 million at March 31, 2007, $37 million at March 31, 2006 and $57 million at December 31, 2006. The rise in such loans from the end of the first quarter of 2006 was due in part to the recent quarter addition of $5 million of commercial real estate loans to automobile dealers and $15 million of commercial real estate loans to the two relationships already discussed. That latter addition to the nonperforming commercial real estate loan total at December 31, 2006 was partially offset by a $10 million commercial real estate loan classified as nonperforming at the 2006 year-end that was paid off in January 2007.

     Residential real estate loans classified as nonperforming were $50 million at March 31, 2007, compared with $30 million at March 31, 2006 and $42 million at December 31, 2006. Residential real estate loans past due 90 days or more and accruing interest totaled $96 million at March 31, 2007, compared with $82 million a year earlier and $92 million at December 31, 2006. As already noted, a substantial portion of such amounts relate to guaranteed loans repurchased from government-related entities.

     Nonperforming consumer loans and leases totaled $46 million at each of March 31, 2007 and December 31, 2006, compared with $38 million at March 31, 2006. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .47% at March 31, 2007, compared with .38% and .46% at March 31, 2006 and December 31, 2006, respectively.

     Assets acquired in settlement of defaulted loans were $15 million at March 31, 2007, compared with $10 million at March 31, 2006 and $12 million at December 31, 2006.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2007	2006 Quarters
	First Quarter	Fourth	Third	Second	First
Nonaccrual loans	$259,015	209,272	162,933	140,626	127,934
Renegotiated loans	14,210	14,956	16,579	15,399	14,790

Total nonperforming loans	273,225	224,228	179,512	156,025	142,724
Real estate and other assets owned	15,095	12,141	13,920	13,805	9,588

Total nonperforming assets	$288,320	236,369	193,432	169,830	152,312

Accruing loans past due 90 days or more*	$118,094	111,307	112,090	101,001	109,287

Government guaranteed loans included in totals above
Nonperforming loans	$18,007	17,586	13,655	13,542	13,804
Accruing loans past due 90 days or more	70,626	76,622	76,050	79,272	85,775

Nonperforming loans to total loans and leases, net of unearned discount	.63%	.52%	.43%	.38%	.35%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.66%	.55%	.46%	.41%	.37%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.27%	.26%	.27%	.24%	.27%

*	Predominately residential mortgage loans.

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

     Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2007 in light of (i) the sluggish pace of economic growth in many of the markets served by the Company; (ii) continued weakness in industrial employment in upstate New York and central Pennsylvania; and (iii) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies. Although the national economy experienced moderate growth in 2006 with inflation being reasonably well contained, concerns exist about the level and volatility of energy prices; a weakening housing market, particularly concerns about possible over-valued real estate; Federal Reserve positioning of monetary policy; the underlying impact on businesses’ operations and abilities to repay loans resulting from a higher level of interest rates; sluggish job creation, which could cause consumer spending to slow; continued stagnant population growth in the upstate New York and central Pennsylvania regions; continued slowing of domestic automobile sales; and modest loan demand in many market areas served by the Company.

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

     Management believes that the allowance for credit losses at March 31, 2007 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $660 million, or 1.52% of total loans and leases at March 31, 2007, compared with $639 million or 1.56% at the end of 2006’s initial quarter and $650 million or 1.51% at December 31, 2006. The decline in the level of the allowance as a percentage of outstanding loans and leases from March 31, 2006 to the two most recent quarter-ends reflects management’s evaluation of the loan and lease portfolio as described herein, including a change in portfolio mix resulting from higher balances of residential real estate loans and lower balances of consumer loans. In general, the Company experiences significantly lower charge-off rates on residential real estate loans than on consumer loans. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonperforming loans was 241% at March 31, 2007, compared with 448% a year earlier and 290% at December 31, 2006. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income aggregated $236 million in the first quarter of 2007, down from $253 million in the corresponding 2006 quarter and $256 million in the fourth quarter of 2006. The decline in the level of such income in the recent quarter as compared with the first and fourth quarters of 2006 was predominantly the result of lower mortgage banking revenues. Partially offsetting the decrease in mortgage banking revenues as compared with the first quarter of 2006 was an increase in service charges on deposit accounts.

     Mortgage banking revenues totaled $14 million in the recently completed quarter, compared with $35 million in the first quarter of 2006 and $30 million in the fourth quarter of 2006. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.

     Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, were $7 million in the first quarter of 2007, down from $29 million in the year-earlier quarter and $20 million in 2006’s final quarter. As already noted, residential mortgage banking revenues in the recent quarter were reduced by $18 million as a result of unfavorable market conditions related to the Company’s Alt-A residential mortgage lending business. Those unfavorable market conditions and a lack of market liquidity impacted the Company’s willingness to sell Alt-A mortgage loans during the first quarter of 2007. As a result, the Company reclassified $883 million of Alt-A loans previously held for sale (including $808 million of first mortgage loans and $75 million of second mortgage loans) to its held-for-investment portfolio. In accordance with GAAP, loans held for sale must be recorded at the lower of cost or market value. Accordingly, prior to reclassifying the $883 million of Alt-A mortgage loans to held for investment, the carrying value of such loans was reduced by $12 million to reflect estimated market value. The loans were reclassified to the held-for-investment portfolio because the Company’s management believes that the economic value of those Alt-A mortgage loans is greater than the market value implied by the few bidders for such loans during the first quarter of 2007. In addition, the Company is contractually obligated to repurchase previously sold Alt-A loans that do not ultimately meet investor sale criteria, including instances when mortgagors fail to make timely payments during the first 90 days subsequent to the sale date. As a result, during the first quarter of 2007, the Company accrued $6 million to provide for declines in market value of previously sold Alt-A mortgage loans that the Company may be required to repurchase.

     Residential mortgage loans originated for sale to other investors were approximately $1.4 billion during each of the quarters ended March 31, 2007, March 31, 2006 and December 31, 2006. Included in such amounts during the first quarter of 2007 and the fourth quarter of 2006 were $326 million and $477 million, respectively, of Alt-A mortgage loans that were transferred to the Company’s held-for-investment portfolio in March 2007. Residential mortgage loans sold to investors totaled $1.4 billion in 2007’s first quarter, compared with $976 million and $999 million in the first and fourth quarter, respectively, of 2006. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a loss of $13 million in the first quarter of 2007 (including the $18 million of losses described above), compared with gains of $11 million and $2 million in the first and fourth quarters of 2006, respectively. Revenues from servicing residential mortgage loans for others were $18 million during the quarter ended March 31, 2007, compared with $16 million in the year–earlier quarter and $17 million in the fourth quarter of 2006. Included in servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $5 million in the most recent quarter, compared with $3 million and $4 million in the first and fourth quarters of 2006, respectively. Residential mortgage loans serviced for others totaled $17.2 billion at March 31, 2007, compared with $15.3 billion at March 31, 2006 and $16.7 billion at December 31, 2006, including the small balance commercial mortgage loans noted above of approximately $3.6 billion at March 31, 2007, $2.3 billion at March 31, 2006 and $3.3 billion at December 31, 2006. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $152 million at March 31, 2007, compared with $150 million at March 31, 2006 and $153 million at December 31, 2006. Included in capitalized residential mortgage servicing assets were $38 million at March 31, 2007, $22 million at March 31, 2006 and $36 million at December 31, 2006 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Loans held for sale that are secured by residential real estate totaled $973 million and $1.6 billion at March 31, 2007 and 2006, respectively, and $1.9 billion at December 31, 2006. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $946 million and $495 million, respectively, at March 31, 2007, $1.5 billion and $680 million, respectively, at March 31, 2006, and $1.8 billion and $680 million, respectively, at December 31, 2006. Net unrealized losses on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were less than $1 million at March 31, 2007, compared with net unrealized gains of $2 million and $4 million at March 31, 2006 and December 31, 2006, respectively. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net decreases in revenues of $3 million in the first quarter of 2007, compared with net increases in revenues of $8 million and $5 million in the first and fourth quarters of 2006, respectively. The $3 million unrealized loss noted for the first quarter of 2007 does not include any portion of the $18 million of losses related to Alt-A mortgage loans described above.

     Commercial mortgage banking revenues were $7 million in the first quarter of 2007, compared with $6 million in the year-earlier quarter and $10 million in the fourth quarter of 2006. Included in such amounts were revenues from loan origination and sales activities of $3 million in the initial 2007 quarter, $2 million in the first quarter of 2006 and $6 million in the final quarter of 2006. Commercial mortgage loan servicing revenues were $4 million in each of the quarters ended March 31, 2007, March 31, 2006 and December 31, 2006. Capitalized commercial mortgage servicing assets totaled $20 million at each of March 31, 2007 and March 31, 2006, and $21 million at December 31, 2006. Commercial mortgage loans held for sale at March 31, 2007 and 2006 were $66 million and $64 million, respectively, and were $49 million at December 31, 2006.

     Service charges on deposit accounts were $95 million in the recently completed quarter, compared with $89 million in the first quarter of 2006 and $96 million in the last three months of 2006. The increase from the year-earlier quarter reflects higher overdraft and debit card interchange fees. The modestly lower first quarter revenues as compared with 2006’s fourth quarter were largely due to traditional fourth quarter seasonality. Trust income aggregated $37 million in each of the initial quarter of 2007 and the fourth quarter of 2006, compared with $34 million in 2006’s first quarter. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $15 million in each of the first quarter of 2007 and 2006, compared with $16 million in the fourth quarter of 2006. Trading account and foreign exchange activity resulted in gains of $6 million during the quarter ended March 31, 2007 and $7 million in each of the first and fourth quarters of 2006.

     Other revenues from operations totaled $69 million in the first quarter of 2007, compared with $74 million in the similar 2006 quarter and $68 million in the fourth quarter of 2006. The decline in such revenues in the recent quarter as compared with the first quarter of 2006 was due to lower income from educational lending, commercial leasing and bank owned life insurance, partially offset by higher credit-related fees. As compared with the fourth quarter of 2006, higher credit-related fees and income from educational lending were largely offset by lower bank owned life insurance income. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $21 million in the recent quarter, $19 million in the first quarter of 2006 and $18 million in 2006’s final quarter. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $11 million during the first quarter of 2007, compared with $13 million in the first quarter of 2006 and $15 million in the fourth quarter of 2006. Revenues from merchant discount and credit card fees were $8 million in the quarter ended March 31, 2007, compared with $7 million and $9 million in the first and fourth quarters of 2006. Insurance-related sales commissions and other revenues totaled $8 million in each of the first quarter of 2007 and the fourth quarter of 2006, and were $7 million in the first quarter of 2006.

Other Expense

Other expense aggregated $399 million in the first quarter of 2007, 4% higher than each of $382 million in the corresponding quarter of 2006 and $384 million in the final 2006 quarter. Included in the amounts noted above are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $18 million in 2007’s initial quarter, $13 million in the first quarter of 2006 and $19 million in 2006’s fourth quarter. The increased amortization in the two most recent quarters as compared with the first quarter of 2006 reflects the Company’s acquisition of 21 branch offices in upstate New York on June 30, 2006. Exclusive of these nonoperating expenses, noninterest operating expenses totaled $381 million in the first three months of 2007, compared with $369 million and $365 million in the first and fourth quarters of 2006, respectively. The higher level of noninterest operating expenses in the recent quarter as compared with the first and fourth quarters of 2006 was predominantly the result of increased salaries and employee benefits costs. Table 2 provides a reconciliation of other expense to noninterest operating expense.

     Salaries and employee benefits expense totaled $237 million in the recent quarter, compared with $224 million in the first quarter of 2006 and $213 million in 2006’s final quarter. The higher expense level for the three months ended March 31, 2007 as compared with the similar 2006 period was largely the result of higher salaries-related costs, reflecting the impact of 2006 acquisitions, primarily the branch office acquisition already noted, annual merit increases, and stock-based and other incentive compensation costs. Contributing to the rise in salaries and employee benefits expense in the recent quarter as compared with the fourth quarter of 2006 were higher stock-based and other incentive compensation, payroll-related taxes and Company contributions for retirement savings plan benefits related to incentive compensation payments. The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment,” (“SFAS No. 123R”). As required, the Company has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2007 and 2006 included $8 million and $6 million, respectively, that would have been recognized over the normal four-year vesting period if not for the accelerated expense recognition provisions of SFAS No. 123R. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and benefits expense included stock-based compensation of $19 million, $18 million and $11 million in the quarters ended March 31, 2007, March 31, 2006 and December 31, 2006, respectively. The number of full-time equivalent employees was 12,628 at March 31, 2007, compared with 12,837 and 12,721 at March 31, 2006 and December 31, 2006, respectively.

     Excluding the nonoperating amortization expenses already noted, nonpersonnel operating expenses were $144 million in the first quarter of 2007, compared with $145 million and $152 million in the first and fourth quarters of 2006, respectively. The decline in nonpersonnel operating expenses in the recent quarter was largely due to lower costs for professional services and advertising. Reflected in nonpersonnel operating expenses were reductions in the allowance for impairment of capitalized residential mortgage servicing rights of $1 million in the first quarter of 2007 and $7 million in the first quarter of 2006, compared with an expense charge to increase the impairment allowance of $1 million in 2006’s fourth quarter.

     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities) measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 55.1% in the first quarter of 2007, compared with 52.4% in the year-earlier period and 50.2% in the fourth quarter of 2006. Noninterest operating expenses used in calculating the efficiency ratio do not include the amortization of core deposit and other intangible assets, as noted earlier. If charges for amortization of core deposit and other intangible assets were included, the efficiency ratio for the three-month periods ended March 31, 2007, March 31, 2006 and December 31, 2006 would have been 57.8%, 54.2% and 52.8%, respectively.

Income Taxes

The provision for income taxes for the quarter ended March 31, 2007 was $85 million, compared with $97 million and $98 million in the first and fourth quarters of 2006, respectively. The effective tax rates were 32.5%, 32.4% and 31.5% for the quarters ended March 31, 2007, March 31, 2006 and December 31, 2006, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax and by the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions.

     The Company’s effective tax rate in future periods will be affected by the results of operations allocated to the various tax jurisdictions within which the Company operates, any change in income tax regulations within those jurisdictions, or interpretations of income tax regulations that differ from the Company’s interpretations by any of various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries. The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As previously expected, that adoption did not have a material effect on the Company’s financial position at March 31, 2007 or on its results of operations during the first quarter of 2007.

Capital

Stockholders’ equity was $6.3 billion at March 31, 2007, representing 10.81% of total assets, compared with $5.9 billion or 10.68% at March 31, 2006 and $6.3 billion or 11.01% at December 31, 2006. On a per share basis, stockholders’ equity was $57.32 at March 31, 2007, compared with $53.11 a year earlier and $56.94 at December 31, 2006. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $28.77 at March 31, 2007, $26.41 at March 31, 2006 and $28.57 at December 31, 2006. A reconciliation of total stockholders’ equity and tangible equity as of each of those respective dates is presented in table 2.

     Stockholders’ equity reflects accumulated other comprehensive income or loss which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006. Prior to the adoption of SFAS No. 158, the Company was required to recognize additional minimum pension liability amounts pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” Net unrealized losses on available-for-sale investment securities were $8 million, or $.07 per common share, at March 31, 2007, compared with similar losses of $74 million, or $.66 per share, at March 31, 2006 and $25 million, or $.23 per share at December 31, 2006. Such unrealized losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Adjustments to reflect the funded status of defined benefit pension and other postretirement plans as required under SFAS No. 158, net of applicable tax effect, reduced accumulated other comprehensive income by $28 million at March 31, 2007 and December 31, 2006, or by $.26 per share at those respective dates. Similar adjustments to recognize minimum pension liabilities as then required by SFAS No. 87, net of applicable tax effect, reduced stockholders’ equity by $49 million at March 31, 2006, or by $.44 per share.

     In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. Through March 31, 2007, M&T had repurchased 40,500 shares of common stock pursuant to that authorization at an average cost of $116.52 per share. In total, during the quarter ended March 31, 2007, M&T repurchased 1,736,800 shares of common stock (including 1,696,300 shares that were repurchased under a previous authorization that was completed in March 2007) at an average cost of $119.69 per share.

     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. As of March 31, 2007, core capital included $689 million of trust preferred securities described in note 4 of Notes to Financial Statements and total capital further included $1.4 billion of subordinated capital notes.

     The Company generates significant amounts of regulatory capital from its ongoing operations. The rate of regulatory core capital generation, or net operating income (as previously defined) less dividends paid expressed as an annualized percentage of regulatory “core capital” at the beginning of each period, was 12.80% during the first quarter of 2007, compared with 18.11% and 16.98% in the first and fourth quarters of 2006, respectively.

     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A. as of March 31, 2007 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS
March 31, 2007

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Core capital	7.60%	6.69%	49.46%
Total capital	11.61%	10.73%	50.71%
Leverage	7.06%	6.24%	20.31%

Segment Information
In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 5 of Notes to Financial Statements.
     The Commercial Banking segment’s net income for the first quarter of 2007 was $57 million, up from $56 million in the first quarter of 2006 and unchanged from the fourth quarter of 2006. The slight improvement from the first quarter of 2006 resulted from higher net interest income of $8 million, primarily the result of a $956 million increase in average loans and leases and a 54 basis point widening of the net interest margin associated with deposits. Partially offsetting the increase in net interest income was a $3 million increase in the provision for credit losses and higher personnel costs. As compared with the fourth quarter of 2006, a $3 million decline in net interest income, predominantly the result of a 6 basis point narrowing of the net interest margin, was largely offset by higher revenues in 2007’s first quarter from letter of credit and other credit-related fees.
     Net income earned by the Commercial Real Estate segment totaled $32 million during the first quarter of 2007, down from $34 million in the year-earlier quarter and $37 million in the fourth quarter of 2006. The decline from the first quarter of 2006 was due to lower net interest income of $5 million, primarily the result of a 35 basis point narrowing of the net interest margin on loans. The decrease from the fourth quarter of 2006 resulted from lower net interest income of $6 million, mainly due to a 24 basis point narrowing of the loan net interest margin, and reduced gains from the sales of commercial real estate loans of $3 million.
     The Discretionary Portfolio segment’s net income totaled $19 million in the recent quarter, down from $22 million in the initial quarter of 2006 and $23 million in 2006’s fourth quarter. The decrease in the recent quarter’s net income as compared with the first quarter of 2006 resulted from lower net interest income of $6 million. Factors contributing to the net interest income decline included a narrowing of the net interest margin coupled with a $1.2 billion decline in the average balance of investment securities, offset, in part, by an $835 million increase in average residential mortgage loan balances. The recent quarter’s lower contribution as compared with 2006’s fourth quarter was primarily the result of a $4 million decrease in income from bank owned life insurance.
     The Residential Mortgage Banking segment incurred a net loss of $3 million in 2007’s first quarter, compared with net income in the first and fourth quarters of 2006 of $15 million and $8 million, respectively. As previously discussed, due to unfavorable market conditions, the Company recognized $12 million of losses in the recent quarter on $883 million of Alt-A mortgage loans previously included in this segment’s held-for-sale portfolio, but transferred in March 2007 to residential mortgage loans held for investment by the Discretionary Portfolio. In addition, $6 million was accrued in 2007’s first quarter in the Residential Mortgage Banking segment to provide for declines in market value of previously sold loans that the Company may be required to repurchase. Also contributing to the unfavorable performance as compared with 2006’s first quarter was a partial reversal of the capitalized mortgage servicing rights valuation allowance of $1 million in the recent quarter, compared with a $7 million partial reversal of such allowance in last year’s first quarter, and lower gains from residential mortgage loan origination activity of $10 million (exclusive of the $18 million of losses noted above), partially offset by a $4 million decrease in personnel costs.
     The Retail Banking segment contributed net income of $107 million in the first quarter of 2007, up from $93 million in the year-earlier quarter and $105 million in the fourth quarter of 2006. The rise in net income as compared to the first quarter of 2006 was primarily the result of a $25 million increase in net interest income, attributable to a 37 basis point widening of the net interest margin and higher average deposits generated by this segment. The increase from the fourth quarter of 2006 was largely due to a decrease in the provision for credit losses of $6 million and lower advertising, promotion and travel costs of $2 million offset, in part, by a $6 million decrease in net interest income, Contributing to that decline was a 6 basis point narrowing of the net interest margin associated with loans and lower average deposit balances.
     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets resulting from acquisitions of financial institutions, merger-related expenses and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components of the “All other” category resulted in net losses of $37 million in the first quarter of 2007, compared with net losses of $17 million in each of the first and fourth quarters of 2006. The Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments was the main factor for the increased net loss in the recent quarter as compared with 2006’s initial quarter. Also contributing to that unfavorable variance were higher personnel expenses of $7 million, largely due to annual merit increases and higher incentive compensation costs, and a $5 million rise in amortization of core deposit and other intangible assets. The higher net loss incurred in this category during the recent quarter as compared with the immediately preceding quarter was predominantly the result of the Company’s allocation methodology for seasonally higher personnel-related costs, including payroll-related taxes and other employee benefits, and higher stock-based compensation expense.
Recent Accounting Developments
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements required or permitted under other accounting pronouncements, but does not require any new fair value measurements. The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and the effect of the measurements on earnings for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early application permitted as of the beginning of a preceding fiscal year, provided that the reporting entity has not yet issued financial statements for that fiscal year. The provisions generally should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is applied, with certain provisions required to be applied retrospectively. Many of the Company’s assets, liabilities and off-balance sheet positions are required to either be accounted for or disclosed using fair value as their relevant measurement attribute. The Company has not early adopted SFAS No. 157 but, rather, will adopt its provisions as required effective January 1, 2008.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible financial instruments and other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. After adopting SFAS No. 159, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may generally be applied on an instrument by instrument basis and is an irrevocable election. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. SFAS No. 159 generally permits prospective application to eligible items existing at the effective date. The Company has not early adopted SFAS No. 159 and is still evaluating to what extent it may make any fair value elections effective January 1, 2008.
     The Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and Issue 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” at its September 2006 and March 2007 meetings, respectively. The EITF consensus for each issue stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion – 1967.” Each consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 and Issue 06-10 are effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of both Issue 06-04 and Issue 06-10 should be applied through either a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company has endorsement and collateral assignment split-dollar life insurance policies that it inherited through certain acquisitions that are associated with individuals who are no longer active employees. The Company does not anticipate that the adoption of the provisions of Issue 06-04 and Issue 06-10 on January 1, 2008 will have a material effect on the Company’s financial position or results of operations.
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
     Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; legislation affecting the financial services industry as a whole, and M&T and its subsidiaries individually or collectively, including tax legislation; regulatory supervision and oversight, including monetary policy and required capital levels; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies;

increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries’ future businesses; and material differences in the actual financial results of merger and acquisition activities compared with M&T’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements.
     These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, either nationally or in the states in which M&T and its subsidiaries do business, including interest rate and currency exchange rate fluctuations, changes and trends in the securities markets, and other Future Factors.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2007	2006 Quarters
	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$866,172	876,197	858,008	817,552	782,003
Interest expense	410,622	404,356	395,652	366,298	330,246

Net interest income	455,550	471,841	462,356	451,254	451,757
Less: provision for credit losses	27,000	28,000	17,000	17,000	18,000
Other income	236,483	256,417	273,902	262,602	252,931
Less: other expense	399,037	383,810	408,941	376,997	382,003

Income before income taxes	265,996	316,448	310,317	319,859	304,685
Applicable income taxes	84,900	97,996	94,775	102,645	97,037
Taxable-equivalent adjustment	5,123	5,123	5,172	4,641	4,731

Net income	$175,973	213,329	210,370	212,573	202,917

Per common share data
Basic earnings	$1.60	1.93	1.89	1.91	1.82
Diluted earnings	1.57	1.88	1.85	1.87	1.77
Cash dividends	$.60	.60	.60	.60	.45
Average common shares outstanding
Basic	109,694	110,705	111,047	111,259	111,693
Diluted	112,187	113,468	113,897	113,968	114,347

Performance ratios, annualized
Return on
Average assets	1.25%	1.50%	1.49%	1.54%	1.49%
Average common stockholders’ equity	11.38%	13.55%	13.72%	14.35%	13.97%
Net interest margin on average earning assets (taxable-equivalent basis)	3.64%	3.73%	3.68%	3.66%	3.73%
Nonperforming loans to total loans and leases, net of unearned discount	.63%	.52%	.43%	.38%	.35%
Efficiency ratio (a)	57.75%	52.79%	55.47%	52.29%	54.21%

Net operating (tangible) results (b)
Net income (in thousands)	$187,162	224,733	223,228	221,838	210,856
Diluted net income per common share	1.67	1.98	1.96	1.95	1.84
Annualized return on
Average tangible assets	1.40%	1.67%	1.67%	1.69%	1.64%
Average tangible common stockholders’ equity	24.11%	28.71%	30.22%	30.02%	29.31%
Efficiency ratio (a)	55.09%	50.22%	52.76%	50.70%	52.36%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$57,207	56,575	56,158	55,498	55,106
Total tangible assets (c)	54,085	53,437	53,004	52,522	52,130
Earning assets	50,693	50,235	49,849	49,443	49,066
Investment securities	7,214	7,556	7,898	8,314	8,383
Loans and leases, net of unearned discount	43,114	42,474	41,710	40,980	40,544
Deposits	37,966	38,504	39,158	38,435	37,569
Stockholders’ equity (c)	6,270	6,244	6,085	5,940	5,893
Tangible stockholders’ equity (c)	3,148	3,106	2,931	2,964	2,917

At end of quarter
Total assets (c)	$57,842	57,065	56,373	56,507	55,420
Total tangible assets (c)	54,727	53,936	53,227	53,345	52,443
Earning assets	51,046	50,379	49,950	49,628	49,281
Investment securities	7,028	7,252	7,626	7,903	8,294
Loans and leases, net of unearned discount	43,507	42,947	42,098	41,599	40,859
Deposits	38,938	39,911	39,079	38,514	38,171
Stockholders’ equity (c)	6,253	6,281	6,151	6,000	5,919
Tangible stockholders’ equity (c)	3,138	3,152	3,005	2,838	2,942
Equity per common share	57.32	56.94	55.58	54.01	53.11
Tangible equity per common share	28.77	28.57	27.15	25.55	26.41

Market price per common share
High	$125.13	124.98	124.94	119.93	117.39
Low	112.05	117.31	116.00	112.90	105.72
Closing	115.83	122.16	119.96	117.92	114.14

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2007	2006 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$175,973	213,329	210,370	212,573	202,917
Amortization of core deposit and other intangible assets (a)	11,189	11,404	12,154	6,921	7,939
Merger-related expenses (a)	—	—	704	2,344	—

Net operating income	$187,162	224,733	223,228	221,838	210,856

Earnings per share
Diluted earnings per common share	$1.57	1.88	1.85	1.87	1.77
Amortization of core deposit and other intangible assets (a)	.10	.10	.10	.06	.07
Merger-related expenses (a)	—	—	.01	.02	—

Diluted net operating earnings per share	$1.67	1.98	1.96	1.95	1.84

Other expense
Other expense	$399,037	383,810	408,941	376,997	382,003
Amortization of core deposit and other intangible assets	(18,356)	(18,687)	(19,936)	(11,357)	(13,028)
Merger-related expenses	—	—	(1,155)	(3,842)	—

Noninterest operating expense	$380,681	365,123	387,850	361,798	368,975

Merger-related expenses
Salaries and employee benefits	$—	—	305	510	—
Equipment and net occupancy	—	—	12	212	—
Printing, postage and supplies	—	—	141	14	—
Other costs of operations	—	—	697	3,106	—

Total	$—	—	1,155	3,842	—

Balance sheet data
In millions
Average assets
Average assets	$57,207	56,575	56,158	55,498	55,106
Goodwill	(2,909)	(2,909)	(2,909)	(2,909)	(2,907)
Core deposit and other intangible assets	(241)	(261)	(281)	(107)	(112)
Deferred taxes	28	32	36	40	43

Average tangible assets	$54,085	53,437	53,004	52,522	52,130

Average equity
Average equity	$6,270	6,244	6,085	5,940	5,893
Goodwill	(2,909)	(2,909)	(2,909)	(2,909)	(2,907)
Core deposit and other intangible assets	(241)	(261)	(281)	(107)	(112)
Deferred taxes	28	32	36	40	43

Average tangible equity	$3,148	3,106	2,931	2,964	2,917

At end of quarter
Total assets
Total assets	$57,842	57,065	56,373	56,507	55,420
Goodwill	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(232)	(250)	(271)	(291)	(111)
Deferred taxes	26	30	34	38	43

Total tangible assets	$54,727	53,936	53,227	53,345	52,443

Total equity
Total equity	$6,253	6,281	6,151	6,000	5,919
Goodwill	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(232)	(250)	(271)	(291)	(111)
Deferred taxes	26	30	34	38	43

Total tangible equity	$3,138	3,152	3,005	2,838	2,942

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2007 First Quarter			2006 Fourth Quarter			2006 Third Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	Rate	balance	Interest	rate	balance	Interest	rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$11,753	$210,889	7.28%	11,523	212,716	7.32%	11,436	210,733	7.31%
Real estate — commercial	15,474	282,322	7.30	15,492	291,681	7.53	15,256	283,197	7.43
Real estate — consumer	5,939	96,136	6.48	5,537	90,551	6.54	5,053	81,833	6.48
Consumer	9,948	182,186	7.43	9,922	185,578	7.42	9,965	183,041	7.29

Total loans and leases, net	43,114	771,533	7.26	42,474	780,526	7.29	41,710	758,804	7.22

Interest-bearing deposits at banks	8	66	3.56	11	68	2.45	13	121	3.67
Federal funds sold and agreements to resell securities	304	4,801	6.40	125	2,327	7.42	136	2,487	7.23
Trading account	53	111	0.83	69	342	1.98	92	680	2.97
Investment securities**
U.S. Treasury and federal agencies	2,428	26,610	4.45	2,627	28,490	4.30	2,826	30,396	4.27
Obligations of states and political subdivisions	125	2,234	7.11	131	2,244	6.83	147	2,434	6.61
Other	4,661	60,817	5.29	4,798	62,200	5.14	4,925	63,086	5.08

Total investment securities	7,214	89,661	5.04	7,556	92,934	4.88	7,898	95,916	4.82

Total earning assets	50,693	866,172	6.93	50,235	876,197	6.92	49,849	858,008	6.83

Allowance for credit losses	(656)			(652)			(648)
Cash and due from banks	1,304			1,332			1,365
Other assets	5,866			5,660			5,592

Total assets	$57,207			56,575			56,158

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$437	1,167	1.08	461	1,063	.92	434	960	.88
Savings deposits	14,733	60,842	1.67	14,549	58,591	1.60	14,463	51,816	1.42
Time deposits	11,657	136,682	4.76	12,086	141,853	4.66	13,016	152,571	4.65
Deposits at foreign office	3,717	47,649	5.20	3,777	49,503	5.20	3,674	48,244	5.21

Total interest-bearing deposits	30,544	246,340	3.27	30,873	251,010	3.23	31,587	253,591	3.19

Short-term borrowings	4,852	63,564	5.31	4,794	64,173	5.31	4,441	59,487	5.31
Long-term borrowings	7,308	100,718	5.59	6,174	89,173	5.73	5,660	82,574	5.79

Total interest-bearing liabilities	42,704	410,622	3.90	41,841	404,356	3.83	41,688	395,652	3.77

Noninterest-bearing deposits	7,422			7,631			7,571
Other liabilities	811			859			814

Total liabilities	50,937			50,331			50,073

Stockholders’ equity	6,270			6,244			6,085

Total liabilities and stockholders’ equity	$57,207			56,575			56,158

Net interest spread			3.03			3.09			3.06
Contribution of interest-free funds			.61			.64			.62

Net interest income/margin on earning assets		$455,550	3.64%		471,841	3.73%		462,356	3.68%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

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

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of March 31, 2007.

     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

Item 1A. Risk Factors.

     There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a)–(b) Not applicable.

     (c)

Issuer Purchases of Equity Securities
(d) Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs (2)
January 1 – January 31, 2007	716,462	$120.26	689,000	1,007,300
February 1 - February 28, 2007	410,949	121.68	400,000	5,607,300
March 1 – March 31, 2007	650,376	117.79	647,800	4,959,500

Total	1,777,787	$119.69	1,736,800

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	On November 21, 2005, M&T announced a program to purchase up to 5,000,000 shares of its common stock. That program was completed in March 2007. On February 22, 2007, M&T announced another program to purchase up to 5,000,000 shares of its common stock.

Item 3. Defaults Upon Senior Securities.

(Not applicable.)

Item 4. Submission of Matters to a Vote of Security Holders.

     (a)–(c) The 2007 Annual Meeting of Stockholders of M&T was held on April 17, 2007. At the 2007 Annual Meeting, stockholders elected twenty (20) directors, all of whom were then serving as directors of M&T, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each director who was elected at the 2007 Annual Meeting.

	Number of Votes
Nominee	For	Withheld
Brent D. Baird	95,484,984	6,070,337
Robert J. Bennett	95,639,662	5,915,659
C. Angela Bontempo	95,625,773	5,929,548
Robert T. Brady	86,173,418	15,381,903
Michael D. Buckley	95,090,244	6,465,077
T. Jefferson Cunningham III	95,565,756	5,989,565
Mark J. Czarnecki	95,642,537	5,912,784
Colm E. Doherty	95,555,410	5,999,911

	Number of Votes
Nominee	For	Withheld
Richard E. Garman	95,619,922	5,935,399
Daniel R. Hawbaker	95,856,223	5,699,098
Patrick W.E. Hodgson	95,634,411	5,920,910
Richard G. King	95,541,578	6,013,743
Reginald B. Newman, II	95,233,712	6,321,609
Jorge G. Pereira	95,604,318	5,951,003
Michael P. Pinto	95,647,062	5,908,259
Robert E. Sadler, Jr.	95,626,864	5,928,457
Eugene J. Sheehy	95,595,563	5,959,758
Stephen G. Sheetz	95,865,935	5,689,386
Herbert L. Washington	95,677,001	5,878,320
Robert G. Wilmers	95,636,242	5,919,079

     At the 2007 Annual Meeting, stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent public accountant of M&T Bank Corporation for the year ending December 31, 2007. The following table presents the tabulation of the votes with respect to such ratification.

Number of Votes
For	Against	Abstain
101,094,698	393,578	67,045

     (d) Not Applicable.

Item 5. Other Information.
             (None)

Item 6. Exhibits.

     The following exhibits are filed as a part of this report.

Exhibit
No.
10.1	Form of Incentive Stock Option Agreement. Filed herewith.

10.2	Form of Nonqualified Stock Option Agreement. Filed herewith.

10.3	Form of Restricted Stock Award Agreement. Filed herewith.

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer Under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 7, 2007	By:	/s/ René F. Jones

René F. Jones
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.
10.1	Form of Incentive Stock Option Agreement. Filed herewith.

10.2	Form of Nonqualified Stock Option Agreement. Filed herewith.

10.3	Form of Restricted Stock Award Agreement. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer Under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer Under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.