Form 10-Q
period 2007-06-30
M&T BANK CORP
filed 2007-08-02
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9861
M&T BANK CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0968385 (I.R.S. Employer Identification No.)

One M & T Plaza
Buffalo, New York
(Address of principal	14203
executive offices)	(Zip Code)
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on July 20, 2007: 107,185,103 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

		June 30,	December 31,
Dollars in thousands, except per share		2007	2006

Assets	Cash and due from banks	$1,301,894	1,605,506
	Interest-bearing deposits at banks	6,954	6,639
	Federal funds sold	34,924	19,458
	Agreements to resell securities	300,000	100,000
	Trading account	152,410	136,752
	Investment securities
	Available for sale (cost: $6,602,066 at June 30, 2007; $6,878,332 at December 31, 2006)	6,527,672	6,829,848
	Held to maturity (market value: $64,538 at June 30, 2007; $66,729 at December 31, 2006)	63,165	64,899
	Other (market value: $391,486 at June 30, 2007; $356,851 at December 31, 2006)	391,486	356,851

	Total investment securities	6,982,323	7,251,598

	Loans and leases	44,051,106	43,206,954
	Unearned discount	(307,284)	(259,657)
	Allowance for credit losses	(668,138)	(649,948)

	Loans and leases, net	43,075,684	42,297,349

	Premises and equipment	329,737	335,008
	Goodwill	2,908,849	2,908,849
	Core deposit and other intangible assets	215,897	250,233
	Accrued interest and other assets	2,560,397	2,153,513

	Total assets	$57,869,069	57,064,905

Liabilities	Noninterest-bearing deposits	$7,477,576	7,879,977
	NOW accounts	893,690	940,439
	Savings deposits	14,580,257	14,169,790
	Time deposits	9,856,193	11,490,629
	Deposits at foreign office	6,610,919	5,429,668

	Total deposits	39,418,635	39,910,503

	Federal funds purchased and agreements to repurchase securities	2,393,045	2,531,684
	Other short-term borrowings	540,036	562,530
	Accrued interest and other liabilities	897,249	888,352
	Long-term borrowings	8,444,797	6,890,741

	Total liabilities	51,693,762	50,783,810

Stockholders' equity	Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
	Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued at June 30, 2007 and at December 31, 2006	60,198	60,198
	Common stock issuable, 84,124 shares at June 30, 2007; 90,949 shares at December 31, 2006	4,806	5,060
	Additional paid-in capital	2,895,239	2,889,449
	Retained earnings	4,703,292	4,443,441
	Accumulated other comprehensive income (loss), net	(66,833)	(53,574)
	Treasury stock — common, at cost - 13,250,433 shares at June 30, 2007; 10,179,802 shares at December 31, 2006	(1,421,395)	(1,063,479)

	Total stockholders’ equity	6,175,307	6,281,095

	Total liabilities and stockholders’ equity	$57,869,069	57,064,905

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended June 30		Six months ended June 30
In thousands, except per share		2007	2006	2007	2006

Interest income	Loans and leases, including fees	$786,421	713,816	$1,554,542	1,394,533
	Deposits at banks	67	111	133	183
	Federal funds sold	270	405	530	783
	Agreements to resell securities	6,464	—	11,005	—
	Trading account	235	753	346	1,424
	Investment securities
	Fully taxable	82,129	94,092	166,803	185,780
	Exempt from federal taxes	2,590	3,734	5,866	7,480

	Total interest income	878,176	812,911	1,739,225	1,590,183

Interest expense	NOW accounts	1,024	779	2,191	1,438
	Savings deposits	60,953	47,579	121,795	91,136
	Time deposits	124,020	139,032	260,702	257,090
	Deposits at foreign office	48,001	43,798	95,650	80,601
	Short-term borrowings	73,500	53,623	137,064	104,190
	Long-term borrowings	108,766	81,487	209,484	162,089

	Total interest expense	416,264	366,298	826,886	696,544

	Net interest income	461,912	446,613	912,339	893,639
	Provision for credit losses	30,000	17,000	57,000	35,000

	Net interest income after provision for credit losses	431,912	429,613	855,339	858,639

Other income	Mortgage banking revenues	35,546	41,565	49,419	76,076
	Service charges on deposit accounts	104,626	95,549	199,213	184,425
	Trust income	37,550	34,757	74,523	68,553
	Brokerage services income	16,654	14,481	31,866	29,205
	Trading account and foreign exchange gains	6,963	6,168	13,186	12,674
	Gain on bank investment securities	260	236	1,323	294
	Equity in earnings of Bayview Lending Group LLC	8,128	—	5,700	—
	Other revenues from operations	73,390	69,846	144,370	144,306

	Total other income	283,117	262,602	519,600	515,533

Other expense	Salaries and employee benefits	224,700	217,162	461,454	441,244
	Equipment and net occupancy	41,099	42,527	83,945	85,929
	Printing, postage and supplies	8,984	8,072	17,890	16,639
	Amortization of core deposit and other intangible assets	16,457	11,357	34,813	24,385
	Other costs of operations	101,411	97,879	193,586	190,803

	Total other expense	392,651	376,997	791,688	759,000

	Income before taxes	322,378	315,218	583,251	615,172
	Income taxes	108,209	102,645	193,109	199,682

	Net income	$214,169	212,573	$390,142	415,490

	Net income per common share
	Basic	$1.98	1.91	$3.59	3.73
	Diluted	1.95	1.87	3.51	3.64
	Cash dividends per common share	$.60	.60	$1.20	1.05
	Average common shares outstanding
	Basic	107,939	111,259	108,811	111,474
	Diluted	109,919	113,968	111,046	114,157

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Six months ended June 30
In thousands		2007	2006
Cash flows from operating activities	Net income	$390,142	415,490
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	57,000	35,000
	Depreciation and amortization of premises and equipment	24,782	26,849
	Amortization of capitalized servicing rights	30,994	30,350
	Amortization of core deposit and other intangible assets	34,813	24,385
	Provision for deferred income taxes	(31,717)	(46,425)
	Asset write-downs	12,199	203
	Net gain on sales of assets	(6,491)	(9,801)
	Net change in accrued interest receivable, payable	(1,538)	34,729
	Net change in other accrued income and expense	7,917	(25,162)
	Net change in loans originated for sale	80,018	(263,186)
	Net change in trading account assets and liabilities	(10,158)	5,766

	Net cash provided by operating activities	587,961	228,198

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	36,261	95,752
	Other	1,625	27,333
	Proceeds from maturities of investment securities
	Available for sale	988,866	824,720
	Held to maturity	21,108	41,335
	Purchases of investment securities
	Available for sale	(748,010)	(520,429)
	Held to maturity	(19,383)	(30,970)
	Other	(36,260)	(27,705)
	Net increase in agreements to resell securities	(200,000)	—
	Net increase in loans and leases	(956,527)	(779,886)
	Other investments, net	(306,823)	(8,516)
	Additions to capitalized servicing rights	(28,406)	(32,230)
	Capital expenditures, net	(19,614)	(16,736)
	Acquisitions, net of cash acquired
	Deposits and banking offices	—	494,990
	Other companies	—	(12,172)
	Other, net	(18,263)	(65,247)

	Net cash used by investing activities	(1,285,426)	(9,761)

Cash flows from financing activities	Net increase (decrease) in deposits	(491,050)	454,307
	Net increase (decrease) in short-term borrowings	(161,133)	151,942
	Proceeds from long-term borrowings	1,599,895	500,000
	Payments on long-term borrowings	(27,876)	(956,166)
	Purchases of treasury stock	(424,995)	(207,120)
	Dividends paid — common	(130,191)	(116,725)
	Other, net	44,669	54,378

	Net cash provided (used) by financing activities	409,319	(119,384)

	Net increase (decrease) in cash and cash equivalents	(288,146)	99,053
	Cash and cash equivalents at beginning of period	1,624,964	1,490,459

	Cash and cash equivalents at end of period	$1,336,818	1,589,512

Supplemental disclosure of cash flow information	Interest received during the period	$1,753,066	1,592,125
	Interest paid during the period	833,608	655,029
	Income taxes paid during the period	200,556	240,021

Supplemental schedule of noncash investing and financing activities	Loans held for sale transferred to loans held for investment	$870,759	—
	Real estate acquired in settlement of loans	15,342	10,325
	Acquisitions :
	Fair value of :
	Assets acquired (noncash)	—	514,055
	Liabilities assumed	—	999,022

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income (loss),	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	net	stock	Total

2006
Balance — January 1, 2006	$—	60,198	5,363	2,886,153	3,854,275	(97,930)	(831,673)	5,876,386
Comprehensive income:
Net income	—	—	—	—	415,490	—	—	415,490
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(49,864)	—	(49,864)

								365,626
Purchases of treasury stock	—	—	—	—	—	—	(207,120)	(207,120)
Repayment of management stock ownership program receivable	—	—	—	225	—	—	—	225
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	28,906	—	—	—	28,906
Exercises	—	—	—	(27,493)	—	—	79,894	52,401
Directors’ stock plan	—	—	—	54	—	—	485	539
Deferred compensation plans, net, including dividend equivalents	—	—	(256)	(404)	(97)	—	743	(14)
Common stock cash dividends - $1.05 per share	—	—	—	—	(116,725)	—	—	(116,725)

Balance — June 30, 2006	$—	60,198	5,107	2,887,441	4,152,943	(147,794)	(957,671)	6,000,224

2007
Balance — January 1, 2007	$—	60,198	5,060	2,889,449	4,443,441	(53,574)	(1,063,479)	6,281,095
Comprehensive income:
Net income	—	—	—	—	390,142	—	—	390,142
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(14,358)	—	(14,358)
Defined benefit plan liability adjustment	—	—	—	—	—	(285)	—	(285)
Unrealized gains on cash flow hedge	—	—	—	—	—	1,384	—	1,384

								376,883
Purchases of treasury stock	—	—	—	—	—	—	(424,995)	(424,995)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	29,960	—	—	—	29,960
Exercises	—	—	—	(23,808)	—	—	65,682	41,874
Directors’ stock plan	—	—	—	76	—	—	626	702
Deferred compensation plans, net, including dividend equivalents	—	—	(254)	(438)	(100)	—	771	(21)
Common stock cash dividends - $1.20 per share	—	—	—	—	(130,191)	—	—	(130,191)

Balance — June 30, 2007	$—	60,198	4,806	2,895,239	4,703,292	(66,833)	(1,421,395)	6,175,307

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Six months ended June 30
In thousands	2007	2006

Beginning balance	$649,948	637,663
Provision for credit losses	57,000	35,000
Net charge-offs
Charge-offs	(53,067)	(43,553)
Recoveries	14,257	16,741

Total net charge-offs	(38,810)	(26,812)

Ending balance	$668,138	645,851

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
2. Earnings per share
The computations of basic earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
	(in thousands, except per share)
Income available to common stockholders

Net income	$214,169	212,573	390,142	415,490

Weighted-average shares outstanding (including common stock issuable)	107,939	111,259	108,811	111,474

Basic earnings per share	$1.98	1.91	3.59	3.73
The computations of diluted earnings per share follow:

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
	(in thousands, except per share)
Income available to common stockholders	$214,169	212,573	390,142	415,490

Weighted-average shares outstanding	107,939	111,259	108,811	111,474
Plus: incremental shares from assumed conversion of stock-based compensation awards	1,980	2,709	2,235	2,683

Adjusted weighted average shares outstanding	109,919	113,968	111,046	114,157

Diluted earnings per share	$1.95	1.87	3.51	3.64

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Comprehensive income
The following table displays the components of other comprehensive income (loss):

	Six months ended June 30, 2007
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(24,587)	11,046	(13,541)
Less: reclassification adjustment for gains realized in net income	1,323	(506)	817

	(25,910)	11,552	(14,358)

Gain on cash flow hedge	2,197	(813)	1,384
Defined benefit plan liability adjustment	(467)	182	(285)

Net unrealized losses	$(24,180)	10,921	(13,259)

	Six months ended June 30, 2006
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(87,097)	37,414	(49,683)
Less: reclassification adjustment for gains realized in net income	294	(113)	181

Net unrealized losses	$(87,391)	37,527	(49,864)

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

		Cash	Defined
	Investment	flow	benefit
	securities	hedge	plans	Total
	(in thousands)
Balance — January 1, 2007	$(25,311)	—	(28,263)	(53,574)

Net gain (loss) during period	(14,358)	1,384	(285)	(13,259)

Balance — June 30, 2007	$(39,669)	1,384	(28,548)	(66,833)

Balance — January 1, 2006	$(48,576)	—	(49,354)	(97,930)

Net gain (loss) during period	(49,864)	—	—	(49,864)

Balance — June 30, 2006	$(98,440)	—	(49,354)	(147,794)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings
M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”) and M&T Capital Trust III (“Trust III”) have issued fixed rate preferred capital securities aggregating $310 million. First Maryland Capital I (“Trust IV”) and First Maryland Capital II (“Trust V”) have issued floating rate preferred capital securities aggregating $300 million. The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 6.36% and 6.21%, respectively, at June 30, 2007 and 6.37% and 6.22%, respectively, at December 31, 2006. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”
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
The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities of Trust III, Trust IV and Trust V at June 30, 2007 and December 31, 2006 include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 6.36% and 6.21%, respectively, at June 30, 2007 and 6.37% and 6.22%, respectively, at December 31, 2006.
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
The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the Trusts. The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events (“Events”) set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after an optional redemption contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at M&T’s option (i) in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
and the related Junior Subordinated Debentures upon early redemption will be expressed as a percentage of the liquidation amount plus accumulated but unpaid distributions. In the case of Trust I, such percentage adjusts annually and ranges from 104.117% as of February 1, 2007 to 100.412% for the annual period ending January 31, 2017, after which the percentage is 100%. In the case of Trust II, such percentage adjusts annually and ranges from 104.139% as of June 1, 2007 to 100.414% for the annual period ending May 31, 2017, after which the percentage is 100%. In the case of Trust III, such percentage adjusts annually and ranges from 104.625% as of February 1, 2007 to 100.463% for the annual period ending January 31, 2017, after which the percentage is 100%. In the case of Trust IV and Trust V, the redemption price upon early redemption will be equal to 100% of the principal amount to be redeemed plus any accrued but unpaid distributions to the redemption date.
Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) has issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures that were assumed by M&T in an acquisition and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount floating rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 6.79% at June 30, 2007 and 6.80% at December 31, 2006.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust IV, Trust V and Allfirst Asset Trust, the junior subordinated debentures associated with preferred capital securities had financial statement carrying values as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Trust I	$154,640	154,640

Trust II	103,093	103,093

Trust III	68,222	68,384

Trust IV	143,926	143,652

Trust V	141,654	141,322

Allfirst Asset Trust	101,874	101,796

	$713,409	712,887

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
The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 21 to the Company’s consolidated financial statements as of and for the year ended December 31, 2006. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. As also described in note 21 to the Company’s 2006 consolidated financial statements, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Segment information, continued
has, however, assigned such intangible assets to business units for purposes of testing for impairment. Information about the Company’s segments is presented in the following table:

	Three months ended June 30
	2007			2006
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Commercial Banking	$146,285	95	57,890	135,104	142	57,590

Commercial Real Estate	71,370	224	35,200	65,032	220	32,237

Discretionary Portfolio	33,505	(3,196)	20,724	37,395	(1,098)	23,730

Residential Mortgage Banking	65,176	12,556	10,409	75,125	12,907	18,626

Retail Banking	396,342	3,429	119,755	360,194	2,993	102,494

All Other	32,351	(13,108)	(29,809)	36,365	(15,164)	(22,104)

Total	$745,029	—	214,169	709,215	—	212,573

	Six months ended June 30
	2007			2006
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
			(in thousands)
Commercial Banking	$288,165	220	114,919	269,425	290	113,684

Commercial Real Estate	136,514	375	66,937	133,521	452	66,104

Discretionary Portfolio	62,781	(5,542)	39,662	74,750	(168)	46,025

Residential Mortgage Banking	110,844	23,447	7,886	144,214	28,073	34,017

Retail Banking	770,171	6,457	227,137	706,093	5,846	195,048

All Other	63,464	(24,957)	(66,399)	81,169	(34,493)	(39,388)

Total	$1,431,939	—	390,142	1,409,172	—	415,490

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Segment information, continued
(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $4,972,000 and $4,641,000 for the three-month periods ended June 30, 2007 and 2006, respectively, and $10,095,000 and $9,372,000 for the six-month periods ended June 30, 2007 and 2006, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

	Average total assets
	Six months ended		Year ended
	June 30		December 31
	2007	2006	2006
	(in millions)
Commercial Banking	$13,383	12,406	12,688
Commercial Real Estate	8,716	8,379	8,448
Discretionary Portfolio	12,316	12,226	12,136
Residential Mortgage Banking	3,128	3,315	3,462
Retail Banking	14,263	14,076	14,107
All Other	5,560	4,901	4,998

Total	$57,366	55,303	55,839

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Commitments and contingencies
In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	June 30,	December 31,
	2007	2006
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$5,659,134	5,450,382
Commercial real estate loans to be sold	69,200	65,784
Other commercial real estate and construction	3,082,074	3,008,353
Residential real estate loans to be sold	549,105	679,591
Other residential real estate	448,315	493,122
Commercial and other	6,990,382	7,344,263

Standby letters of credit	3,552,840	3,622,860

Commercial letters of credit	56,447	30,209

Financial guarantees and indemnification contracts	1,190,160	1,036,117

Commitments to sell real estate loans	1,108,597	1,932,306
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
Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National Mortgage Association Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled $992 million and $939 million at June 30, 2007 and December 31, 2006, respectively.
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
7. Equity in earnings of Bayview Lending Group LLC
On February 5, 2007 M&T invested $300 million to acquire a minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender that specializes in originating, securitizing and servicing small balance commercial real estate loans in the United States, and to a lesser extent, in Canada and the United Kingdom. M&T recognizes income from BLG using the equity method of accounting.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Pension plans and other postretirement benefits
The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost consisted of the following:

			Other
	Pension		postretirement
	benefits		benefits
	Three months ended June 30
	2007	2006	2007	2006
	(in thousands)
Service cost	$5,542	5,575	150	150
Interest cost on projected benefit obligation	9,375	9,175	925	850
Expected return on plan assets	(10,025)	(9,625)	—	—
Amortization of prior service cost	(1,650)	(1,775)	50	50
Amortization of net actuarial loss	1,742	2,250	168	25

Net periodic benefit cost	$4,984	5,600	1,293	1,075

			Other
	Pension		postretirement
	benefits		benefits
	Six months ended June 30
	2007	2006	2007	2006
	(in thousands)
Service cost	$11,017	11,150	300	300
Interest cost on projected benefit obligation	18,750	18,350	1,850	1,700
Expected return on plan assets	(20,050)	(19,250)	—	—
Amortization of prior service cost	(3,300)	(3,550)	100	100
Amortization of net actuarial loss	2,942	4,500	218	50

Net periodic benefit cost	$9,359	11,200	2,468	2,150

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $7,248,000 and $6,406,000 for the three months ended June 30, 2007 and 2006, respectively, and $16,417,000 and $14,237,000 for the six months ended June 30, 2007 and 2006, respectively.
9. Income taxes
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
The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. The Company’s federal income tax returns for 2004 through 2006 are subject to examination by the Internal Revenue Service. The Company also files

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Income taxes, continued
income tax returns in over thirty state and local jurisdictions. Substantially all material state and local tax matters have been concluded for years through 1998. Some tax returns for years after 1998 are presently under examination. As of January 1, 2007, the Company had accrued approximately $67 million, net of available benefits of approximately $36 million, for various unrecognized tax benefits in various federal, state and local tax jurisdictions within which the Company operates. If recognized, those benefits would affect the Company’s effective tax rate. If any tax return examination by federal, state or local tax authorities is concluded during the next twelve months, it is possible that the amount of the accrued liability for uncertain tax positions could change. It is not possible to estimate the amount of any such change. The Company recognizes interest and penalties related to unrecognized tax benefits in income taxes in the Consolidated Statement of Income. Included in the accrual noted herein was $9 million for such item. The adoption of FIN No. 48 did not result in any change to the Company’s liability for uncertain tax positions as of January 1, 2007.
10. Acquisition of deposits and banking offices
On June 30, 2006, M&T Bank, M&T’s principal banking subsidiary, acquired 21 branch offices in Buffalo and Rochester, New York from Citibank, N.A. in a cash transaction. The branches had approximately $269 million in loans, mostly to consumers, small businesses and middle market customers, and approximately $1.0 billion of deposits. There were no acquisition-related expenses associated with the transaction in the first two quarters of 2007 or the first quarter of 2006. Such expenses aggregated $4 million ($2 million net of applicable income taxes) in the second quarter of 2006 and related to systems conversions and other costs of integrating the acquired branches into the Company and introducing customers to M&T Bank’s products and services.
11. Subsequent event
On July 18, 2007, M&T entered into a definitive agreement with Partners Trust Financial Group, Inc. (“Partners Trust”), Utica, New York, providing for a merger between the two companies. Upon completion of the merger, it is anticipated that Partners Trust Bank, Partners Trust’s bank subsidiary, will be merged into M&T Bank. Partners Trust Bank operates 33 banking offices in Upstate New York. At June 30, 2007, Partners Trust had approximately $3.7 billion of assets, including $2.3 billion of loans, and $3.2 billion of liabilities, including $2.3 billion of deposits. The merger is subject to a number of conditions, including the approval of various state and Federal regulators and Partners Trust’s stockholders, and is expected to be completed within six months. Under the terms of the merger agreement, stockholders of Partners Trust will receive $12.50 for each outstanding share of Partners Trust common stock, which they may elect to receive in cash or in M&T common stock, although, in the aggregate, 50% of the shares of Partners Trust common stock outstanding must be exchanged for M&T common stock and 50% for cash. As a result, the elections made by stockholders of Partners Trust will be subject to allocation and proration if the election for common stock would be more or less than 50%. In total, the transaction is valued at approximately $555 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
M&T Bank Corporation (“M&T”) recorded net income in the second quarter of 2007 of $214 million or $1.95 of diluted earnings per common share, up 1% and 4%, respectively, from $213 million or $1.87 of diluted earnings per common share in the second quarter of 2006. During the initial quarter of 2007, net income totaled $176 million or $1.57 of diluted earnings per common share. Basic earnings per common share were $1.98 in the recent quarter, compared with $1.91 in the year-earlier quarter and $1.60 in the first quarter of 2007.
     For the six-month period ended June 30, 2007, net income totaled $390 million or $3.51 per diluted share, compared with $415 million or $3.64 per diluted share in the corresponding 2006 period. Basic earnings per share for the first six months of 2007 and 2006 were $3.59 and $3.73, respectively.
     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the second quarter of 2007 was 1.49%, compared with 1.54% in the year-earlier quarter and 1.25% in the initial quarter of 2007. The annualized rate of return on average common stockholders’ equity was 13.92% in the recent quarter, compared with 14.35% in the second quarter of 2006 and 11.38% in the first quarter of 2007. During the first six months of 2007, the annualized rates of return on average assets and average common stockholders’ equity were 1.37% and 12.65%, respectively, compared with 1.52% and 14.16%, respectively, in the first half of 2006.
     The Company’s financial results for the first quarter of 2007 were adversely impacted by changing market conditions in the residential mortgage lending sector. Well-publicized problems in the subprime residential mortgage lending market had a negative effect on the rest of the residential mortgage marketplace, specifically with regard to alternative (“Alt-A”) residential mortgage loans that the Company actively originates for sale in the secondary market. Alt-A loans originated by the Company typically include some form of limited documentation requirements, as compared with more traditional residential mortgage loans. Unfavorable market conditions and lack of market liquidity impacted the Company’s willingness to sell Alt-A loans in the first quarter. During March 2007, an auction of such loans received fewer bids than normal and the pricing of those bids was lower than expected. As a result, $883 million of Alt-A loans previously held for sale (including $808 million of first mortgage loans and $75 million of second mortgage loans) were transferred in March to the Company’s held-for-investment residential mortgage loan portfolio. In accordance with generally accepted accounting principles (“GAAP”), loans held for sale must be recorded at the lower of cost or market value. Accordingly, prior to reclassifying the Alt-A mortgage loans to held for investment, the carrying value of such loans was reduced by $12 million in the first quarter of 2007, which resulted in an after-tax reduction of net income of $7 million, or $.07 per diluted share. The loans were reclassified to the held-for-investment portfolio because management of the Company believed that the value of the Alt-A residential mortgage loans it held at the time of the reclassification was greater than the amount implied by the few bidders active in the market at that time.
     In addition, the Company is contractually obligated to repurchase previously sold Alt-A loans that do not ultimately meet investor sale criteria, including instances when mortgagors fail to make timely payments during the first 90 days subsequent to the sale date. As a result, during the first quarter of 2007, the Company accrued $6 million to provide for declines in market value of previously sold Alt-A mortgage loans that the Company may be required to repurchase. That loss reduced the Company’s net income by $4 million or $.03 per diluted share during 2007’s first quarter.

     On February 5, 2007, M&T invested $300 million to acquire a minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage lender that specializes in originating, securitizing and servicing small balance commercial real estate loans in the United States, and to a lesser extent, in Canada and the United Kingdom. That investment is being accounted for using the equity method of accounting. BLG was a going-concern when M&T made its investment, but started out with a minimal amount of loans in its portfolio. As a result, BLG incurred modest operating losses until a sufficiently significant volume of loans were originated and securitized during 2007’s second quarter. M&T’s pro-rata portion of BLG’s results of operations was pre-tax income of $8 million and $6 million for the three months and six months ended June 30, 2007, respectively. Those amounts have been recorded as a component of Other Income in the Consolidated Statement of Income. Including expenses associated with M&T’s investment in BLG, most notably interest expense, that investment added approximately $2 million (after tax effect), or $.02 per diluted share to M&T’s net income in the second quarter of 2007, while M&T’s net income was reduced by $1 million (after tax effect) or $.01 per diluted share in the six-month period ended June 30, 2007.
     On June 30, 2006, M&T Bank, M&T’s principal banking subsidiary, completed the acquisition of 21 banking offices in Buffalo and Rochester, New York from Citibank, N.A., including approximately $269 million in loans, mostly to consumers, small businesses and middle market customers, and approximately $1.0 billion of deposits. Expenses associated with integrating the acquired banking offices into M&T Bank and introducing the customers associated with those offices to M&T Bank’s products and services aggregated $2 million, after applicable tax effect, or $.02 of diluted earnings per share during the three- and six-month periods ended June 30, 2006. There were no acquisition-related expenses during the first or second quarters of 2007.
     On July 18, 2007, M&T entered into a definitive agreement with Partners Trust Financial Group, Inc. (“Partners Trust”), Utica, New York, providing for a merger between the two companies. Upon completion of the merger, it is anticipated that Partners Trust Bank, Partners Trust’s bank subsidiary, will be merged into M&T Bank. Partners Trust Bank operates 33 banking offices in Upstate New York. At June 30, 2007, Partners Trust had approximately $3.7 billion of assets, including $2.3 billion of loans, and $3.2 billion of liabilities, including $2.3 billion of deposits. The merger is subject to a number of conditions, including the approval of various state and Federal regulators and Partners Trust’s stockholders, and is expected to be completed within six months. Under the terms of the merger agreement, stockholders of Partners Trust will receive $12.50 for each outstanding share of Partners Trust common stock, which they may elect to receive in cash or in M&T common stock. Nevertheless, in the aggregate, 50% of the shares of Partners Trust common stock outstanding must be exchanged for M&T common stock. As a result, Partners Trust stockholder elections will be subject to allocation and proration if the aggregate election for common stock would be more or less than 50%. In total, the transaction is valued at approximately $555 million.
Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.1 billion at June 30, 2007 and $3.2 billion at each of June 30 and December 31, 2006. Included in such intangible assets at each of those dates was goodwill of $2.9 billion. Amortization of core deposit and other intangible assets, after tax effect, was $10 million ($.09 per diluted share) during the second quarter of 2007, compared with $7 million ($.06 per diluted share) in the corresponding 2006 quarter and $11 million ($.10 per diluted share) in the first quarter of 2007. For the six-month periods ended

June 30, 2007 and 2006, amortization of core deposit and other intangible assets, after tax effect, totaled $21 million ($.19 per diluted share) and $15 million ($.13 per diluted share), respectively.
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
     Net operating income was $224 million in the recent quarter, compared with $222 million in the second quarter of 2006. Diluted net operating earnings per share for 2007’s second quarter were $2.04, up 5% from $1.95 in the corresponding 2006 period. Net operating income and diluted net operating earnings per share were $187 million and $1.67, respectively, in the initial 2007 quarter. For the first six months of 2007, net operating income and diluted net operating earnings per share were $411 million and $3.70, respectively, compared with $433 million and $3.79 in the similar 2006 period.
     Net operating income expressed as an annualized return on average tangible assets was 1.65% in the second quarter of 2007, compared with 1.69% in the similar 2006 quarter and 1.40% in the first quarter of 2007. Net operating income expressed as an annualized return on average tangible common equity was 29.35% in the recent quarter, compared with 30.02% in the year-earlier quarter and 24.11% in the initial quarter of 2007. For the first half of 2007, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of 1.53% and 26.71%, respectively, compared with 1.67% and 29.67%, respectively, in the six-month period ended June 30, 2006.
     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.
Taxable-equivalent Net Interest Income
Taxable-equivalent net interest income increased 3% to $467 million in the recently completed quarter from $451 million in the second quarter of 2006 and was up 2% from $456 million in the first quarter of 2007. The improvement from the year-earlier period was the result of higher average loans and leases outstanding, which rose $2.6 billion, or 6%, to $43.6 billion in the recent quarter from $41.0 billion in the second quarter of 2006, offset partially by a $1.4 billion decline in average investment securities outstanding from the second quarter of 2006 to the second quarter of 2007. As compared with the first quarter of 2007, average loans and leases rose $458 million in the recent quarter, while average investment securities declined $328 million. Net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, was 3.67% in the second quarter of 2007, compared with 3.66% in the year-earlier period and 3.64% in the initial quarter of 2007.
     For the first six months of 2007, taxable-equivalent net interest income was $922 million, 2% above $903 million in the corresponding 2006 period. A 6% or $2.6 billion increase in average loans and leases was the leading factor contributing to that improvement. Partially offsetting the impact of growth in loans were a $1.3 billion drop in average investment securities and a decline in the Company’s net interest margin of 4 basis points (hundredths of one percent). The net interest margin was 3.66% during the first half of 2007 and 3.70% in the first six months of 2006.
     Higher average outstanding balances of commercial loans and leases, commercial real estate loans and residential real estate loans were largely responsible for the recent quarter’s $2.6 billion growth in average loans outstanding as compared with the second quarter of 2006. In the second quarter of 2007, average commercial loans aggregated $12.2 billion, up $881 million or 8% from $11.3 billion in the year-earlier quarter. Commercial real estate loans averaged $15.6 billion in the recent quarter, $631 million or 4% higher than $14.9 billion in the second quarter of 2006. Average residential real estate loans rose 21% or $1.0 billion from 2006’s second quarter. Included in that portfolio were loans held for sale, which averaged $956 million in the recent quarter, compared with $1.5 billion in the year-earlier period. Excluding such loans, average residential real estate loans rose $1.6 billion from 2006’s second quarter to the second quarter of 2007. That increase was partially the result of the Company deciding to retain higher levels of residential real estate loan originations in light of modest loan growth in other loan types and the lack of availability of investment securities to acquire that met the Company’s desired characteristics and provided suitable returns. In addition, during March 2007 the Company transferred $883 million of residential mortgage loans previously held for sale to its held-for-investment portfolio. Average outstanding consumer loans increased $64 million, or 1%, in the second quarter of 2007 as compared with the year-earlier quarter.
     Contributing to the growth in average loans outstanding from $43.1 billion in 2007’s initial quarter to $43.6 billion in the second quarter of 2007 were commercial loans and leases, which increased $402 million, and commercial real estate loans, which rose $104 million. During that same period, average residential real estate loans declined $63 million while average balances of consumer loans were essentially flat. The following table summarizes quarterly changes in the major components of the loan and lease portfolio.
AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2007	2006	2007
Commercial, financial, etc.	$12,155	8%	3%
Real estate – commercial	15,578	4	1
Real estate – consumer	5,875	21	(1)
Consumer
Automobile	2,915	—	5
Home equity lines	4,138	—	(1)
Home equity loans	1,142	(5)	(2)
Other	1,769	8	(2)

Total consumer	9,964	1	—

Total	$43,572	6%	1%

     For the first six months of 2007, average loans and leases aggregated $43.3 billion, 6% above $40.8 billion in the first half of 2006. Consistent with the loan portfolio changes discussed above, growth in commercial loans, commercial real estate loans and residential real estate loans was partially offset by lower average consumer loan balances.
     The investment securities portfolio averaged $6.9 billion in the second quarter of 2007, down from $8.3 billion in the year-earlier quarter and $7.2 billion in the first quarter of 2007. The declines in such securities from both the second quarter of 2006 and the initial 2007 quarter reflect net paydowns of mortgage-backed securities and collateralized mortgage obligations. The Company has allowed the investment securities portfolio to decline as the opportunity to purchase securities at favorable spreads, that is, the difference between the yield earned on a security and the rate paid on funds used to purchase it, has been limited. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, and shorter-term U.S. Treasury notes. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing the investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination. The Company regularly reviews its investment securities for declines in value below amortized cost that might be other than temporary. As of June 30, 2007 and December 31, 2006, the Company concluded that such declines were temporary in nature.
     Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $524 million in the recently completed quarter, compared with $149 million and $365 million in the year-earlier quarter and first quarter of 2007, respectively. The increase in such assets in the recent quarter as compared with the second quarter of 2006 and the first 2007 quarter resulted from purchases of investment securities under agreements to resell. Such agreements averaged $429 million during 2007’s second quarter and $286 million during the first quarter of 2007. There were no such agreements outstanding during the second quarter of 2006. Resell agreements, which aggregated $300 million and had a weighted-average term to maturity of approximately 4 years at June 30, 2007, are accounted for similar to collateralized loans, with changes in the market value of the collateral monitored by the Company to ensure sufficient coverage. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the level of deposits, and management of balance sheet size and resulting capital ratios.
     The changes described herein resulted in a rise in average earning assets of $1.5 billion, or 3%, to $51.0 billion in the second quarter of 2007 from $49.4 billion in the similar quarter in 2006. Average earning assets were $50.7 billion in the initial quarter of 2007 and aggregated $50.8 billion and $49.3 billion during the six-month periods ended June 30, 2007 and 2006, respectively.
     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned banking subsidiary of M&T, are also included in core deposits. Average core deposits totaled $28.5 billion in the recent quarter, compared with $28.0 billion in the second quarter of 2006 and $28.6 billion in 2007’s first quarter. The June 30, 2006 acquisition of banking offices added approximately $900 million of core deposits on that date. The following table provides an analysis of quarterly changes in the components of average core deposits. For the six-month periods ended June 30, 2007 and 2006, core deposits averaged $28.5 billion and $27.9 billion, respectively.

AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2007	2006	2007
NOW accounts	$453	3%	3%
Savings deposits	14,946	5	2
Time deposits less than $100,000	5,779	(3)	(4)
Noninterest-bearing deposits	7,339	(1)	(1)

Total	$28,517	2%	—%

     Additional sources of funding for the Company include domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $2.7 billion in the second quarter of 2007, compared with $2.9 billion in each of the year-earlier quarter and in the first quarter of 2007. Offshore branch deposits, primarily comprised of accounts with balances of $100,000 or more, averaged $3.7 billion for each of the two most recent quarters and $3.6 billion for the three months ended June 30, 2006. Brokered time deposits averaged $2.0 billion in the second quarter of 2007, compared with $3.8 billion in the year-earlier quarter and $2.8 billion in 2007’s first quarter. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $265 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $81 million during the second quarter of 2007, compared with $65 million and $84 million during the similar quarter of 2006 and the first quarter of 2007, respectively. Offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.
     The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks (“FHLBs”), and others as sources of funding. Short-term borrowings averaged $5.6 billion in the recent quarter, compared with $4.3 billion in the second quarter of 2006 and $4.9 billion in the first quarter of 2007. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature daily and averaged $4.8 billion, $3.4 billion and $4.1 billion in the second quarters of 2007 and 2006, and the first quarter of 2007, respectively. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained daily from a wide variety of banks and other financial institutions. Also included in short-term borrowings is a $500 million revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank. The special purpose subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company.
     Long-term borrowings averaged $7.9 billion in the recent quarter, compared with $5.9 billion in the second quarter of 2006 and $7.3 billion in 2007’s initial quarter. Included in average long-term borrowings were amounts borrowed from the FHLBs of $3.7 billion in the second quarter of 2007, compared with $3.9 billion and $3.5 billion in the year-earlier quarter and the first quarter of 2007, respectively, and subordinated capital notes of $1.7 billion in the two most recent quarters and $1.2 billion in the second quarter of 2006. M&T Bank issued $500 million of subordinated notes in December 2006, in part to maintain appropriate regulatory capital ratios. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $713 million in each of the first two quarters of 2007 and $712 million in the second quarter of 2006. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion, $81 million and $1.4 billion during the quarters ended June 30, 2007, June 30, 2006 and March 31, 2007, respectively.
     Changes in the composition of the Company’s earning assets and interest-bearing liabilities as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.08% in the second quarter of 2007, compared with 3.07% in the year-earlier quarter. The yield on earning assets during the recent quarter was 6.95%, up 32 basis points from 6.63% in the second quarter of 2006, while the rate paid on interest-bearing liabilities increased 31 basis points to 3.87% from 3.56% in 2006’s second quarter. In the initial quarter of 2007, the net interest spread was 3.03%, the yield on earning assets was 6.93% and the rate paid on interest-bearing liabilities was 3.90%. For the first half of 2007, the net interest spread was 3.06%, a decrease of 7 basis points from the corresponding 2006 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 6.94% and 3.88%, respectively, in the first six months of 2007, compared with 6.55% and 3.42%, respectively, in the corresponding period of 2006. The 1 basis point increase in the Company’s net interest spread during the recent quarter as compared with the second quarter of 2006 resulted from higher fees from customer prepayments of commercial real estate loans, higher interest received on nonaccrual loans and lower rates paid on certain consumer deposits obtained in a past acquisition, partially offset by the impact of funding the Company’s investment in BLG. The improvement in net interest spread from the first quarter of 2007 to the recent quarter was due, in part, to higher commercial real estate loan prepayment fees, higher interest received on nonaccrual loans and lower rates paid on deposits, partially offset by the impact of one more day in 2007’s second quarter.
     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $7.8 billion in the second quarter of 2007, compared with $8.2 billion in the similar quarter of 2006 and $8.0 billion in the first quarter of 2007. The decline in average net interest-free funds in the recent quarter as compared with the year-earlier quarter was due largely to higher average non-earning assets, including core deposit and other intangible assets relating to the June 30, 2006 banking office acquisition and the BLG investment, and lower noninterest-bearing deposits, partially offset by higher average stockholders’ equity. The decrease in average net interest-free funds from the first quarter of 2007 was due, in part, to lower stockholders’ equity, largely attributable to repurchases of M&T common stock in the recent quarter. During the first half of 2007 and 2006, average net interest-free funds totaled $7.9 billion and $8.2 billion, respectively. Goodwill and core deposit and other intangible assets averaged $3.1 billion during each of the quarters ended June 30, 2007 and March 31, 2007, and $3.0 billion in the second quarter of 2006. The cash surrender value of bank owned life insurance averaged $1.1 billion during each of the quarters ended June 30, 2007, June 30, 2006 and March 31, 2007. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.”

     The contribution of net interest-free funds to net interest margin was .59% in each of the second quarter of 2007 and 2006 and .61% in the first quarter of 2007. The contribution of net interest-free funds to net interest margin for the first half of the year was .60% in 2007 and .57% in 2006. The increase in the contribution to net interest margin ascribed to net interest-free funds in the six-month period ended June 30, 2007 as compared with the similar 2006 period resulted largely from the impact of higher interest rates on interest-bearing liabilities used to value such contribution.
     Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.67% in the recent quarter, up slightly from 3.66% in the corresponding quarter of 2006 and 3 basis points higher than 3.64% in the first quarter of 2007. During the first six months of 2007 and 2006, the net interest margin was 3.66% and 3.70%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.
     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $902 million at June 30, 2007, $787 million at June 30, 2006, and approximately $1 billion at each of March 31, 2007 and December 31, 2006. Under the terms of these swap agreements, the Company receives payments based on the outstanding notional amount of the swap agreements at fixed rates and makes payments at variable rates.
     As of June 30, 2007, all of the Company’s interest rate swap agreements entered into for risk management purposes had been designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized during the three- and six-month periods ended June 30, 2007 and 2006 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented losses of approximately $32 million and $16 million at June 30, 2007 and 2006, respectively, and $15 million at December 31, 2006. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates.

     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 5.67% and 6.27%, respectively, at June 30, 2007. The average notional amounts of interest rate swap agreements and the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.
INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended June 30
	2007		2006
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	1,289	.01	913	.01

Net interest income/margin	$(1,289)	(.01)%	$(913)	(.01)%

Average notional amount	$881,362		$769,988

Rate received**		6.05%		5.13%
Rate paid**		6.63%		5.60%

	Six months ended June 30
	2007		2006
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	2,644	.01	1,069	—

Net interest income/margin	$(2,644)	(.01)%	$(1,069)	—%

Average notional amount	$938,512		$730,694

Rate received**		5.87%		5.12%
Rate paid**		6.43%		5.42%

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through borrowings from the Federal Home Loan Bank of New York, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s total capital as defined by federal regulators. In December 2006, M&T Bank issued $500 million of subordinated notes. The notes bear a fixed rate of interest of 5.629% for ten years and a floating rate for five years thereafter, at a rate equal to the three-month London Interbank Offered Rate plus .64%. The notes are redeemable at the Company’s option after the fixed-rate period ends, subject to prior regulatory approval. As an additional source of funding, M&T issued $300 million of senior notes in May 2007. Those notes bear a fixed rate of interest of 5.375% and are due on May 24, 2012. The Company also obtains funding by maintaining a $500 million revolving asset-backed structured borrowing which is collateralized by automobile loans and related assets that have been transferred to a special purpose subsidiary of M&T Bank. That subsidiary, the loans and the borrowing are included in the Company’s consolidated financial statements. As existing loans of the subsidiary pay down, monthly proceeds, after payment of certain fees and debt service costs, are used to obtain additional automobile loans from M&T Bank or other subsidiaries to replenish the collateral and maintain the existing borrowing base.
     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $2.2 billion, $4.4 billion and $2.3 billion at June 30, 2007, June 30, 2006 and December 31, 2006, respectively. In general, these borrowings were unsecured and matured on the following business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as alternatives to short-term borrowings. At June 30, 2007, brokered time deposits totaled $1.9 billion and the weighted-average remaining term to maturity of such deposits was 17 months. Certain of these brokered time deposits have provisions that allow for early redemption.
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
     Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $14 million and $49 million at June 30, 2007 and 2006, respectively, and $6 million at December 31, 2006. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.7 billion at each of June 30, 2007, June 30, 2006 and December 31, 2006. M&T Bank also serves as remarketing agent for most of those bonds.
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

     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2007 approximately $245 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and in the second quarter of 2007 by the issuance of $300 million of senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at June 30, 2007 or at December 31, 2006.
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
     The accompanying table as of June 30, 2007 and December 31, 2006 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	June 30, 2007	December 31, 2006
+200 basis points	$ (21,949)	15,098
+100 basis points	(4,435)	13,260
-100 basis points	6,764	(12,759)
-200 basis points	5,053	(26,546)
     The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period of 100 and 200 basis points as compared with the assumed base scenario. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table are not considered significant to the Company’s past or projected net interest income. The directional changes to projected net interest income resulting from changing interest rates from December 31, 2006 to June 30, 2007 were largely due to higher projected balances of fixed rate assets and a higher level of interest rates in the current projection as compared with the earlier projection.
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
     The notional amounts of interest rate contracts entered into for trading purposes totaled $8.4 billion at June 30, 2007, compared with $7.2 billion and $7.6 billion at June 30, 2006 and December 31, 2006, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $798 million, $578 million and $613 million at June 30, 2007, June 30, 2006 and December 31, 2006, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities totaled $152 million and $71 million, respectively, at June 30, 2007, $208 million and $99 million, respectively, at June 30, 2006, and $137 million and $65 million, respectively, at December 31, 2006. Included in trading account assets were assets related to deferred compensation plans totaling $47 million at June 30, 2007, $43 million at June 30, 2006 and $45 million at December 31, 2006. Changes in the fair value of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at June 30, 2007 and at December 31, 2006 were $50 million and $49 million, respectively, of liabilities related to deferred compensation plans, while at June 30, 2006, $48 million of such liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions associated with the Company’s trading activities.
Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the second quarter of 2007 was $30 million, compared with $17 million in the year-earlier quarter and $27 million in the first quarter of 2007. Net loan charge-offs were $22 million in the recent quarter, compared with $10 million in the second quarter of 2006 and $17 million in the initial 2007 quarter. Net charge-offs as an annualized percentage of average loans and leases were .20% in the recently completed quarter, compared with .10% and .16% in the quarters ended June 30, 2006 and March 31, 2007, respectively. For the six-month periods ended June 30, 2007 and 2006, the provision for credit losses was $57 million and $35 million, respectively. Net charge-offs through June 30 aggregated $39 million in 2007 and $27 million in 2006, representing .18% and .13%, respectively, of average loans and leases. A summary of net charge–offs by loan type follows.

NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	2007
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$4,533	7,393	11,926
Real estate:
Commercial	671	1,021	1,692
Residential	1,369	2,483	3,852
Consumer	10,618	10,722	21,340

	$17,191	21,619	38,810

	2006
			Year
	1st Qtr.	2nd Qtr.	to-date
Commercial, financial, etc.	$6,085	2,119	8,204
Real estate:
Commercial	86	249	335
Residential	473	696	1,169
Consumer	10,188	6,916	17,104

	$16,832	9,980	26,812

     Loans classified as nonperforming, which consist of nonaccrual and restructured loans, increased to $296 million or .68% of total loans and leases outstanding at June 30, 2007, compared with $156 million or .38% at June 30, 2006, $224 million or .52% at December 31, 2006, and $273 million or .63% at March 31, 2007. The increase in such loans from the end of the second quarter of 2006 was due in part to the net addition of $26 million of loans to automobile dealers, most of which were classified as commercial loans. Also contributing to the nonperforming loan increases from June 30 and December 31, 2006 to June 30, 2007 were: the recent quarter addition of a $34 million loan to a residential home builder and developer in the Mid-Atlantic Region; a first quarter 2007 addition of a $22 million relationship with a manufacturer of residential heating equipment; and several other additions of loans having outstanding balances of less than $7 million. The $34 million loan noted above, less repayments and charge-offs on other loans, was the primary contributor to the rise in nonperforming loans from March 31 to June 30, 2007.
     Accruing loans past due 90 days or more totaled $135 million or .31% of total loans and leases at June 30, 2007, compared with $101 million or .24% a year earlier, $111 million or .26% at December 31, 2006 and $118 million or .27% at March 31, 2007. Those loans included $70 million, $79 million, $77 million and $71 million at June 30, 2007, June 30, 2006, December 31, 2006 and March 31, 2007, respectively, of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors, totaling $58 million at each of June 30, 2007 and 2006, $65 million at December 31, 2006 and $61 million at March 31, 2007. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-Import Bank of the United States totaling $12 million at June 30, 2007, compared with $21 million a year earlier, $11 million at December 31, 2006 and $10 million at March 31, 2007. The rise in accruing loans past due 90 days or more from the prior dates noted to June 30, 2007 was largely due to increases in non-guaranteed residential mortgage loans.

     Nonperforming commercial loans and leases totaled $115 million at June 30, 2007, $47 million at June 30, 2006, $79 million at December 31, 2006 and $113 million at March 31, 2007. The rise in such loans from June 2006 was due, in part, to the previously discussed loans to automobile dealers, which increased this category by $26 million. The continuing slump in domestic automobile sales has resulted in a difficult operating environment for certain automobile dealers, leading to poor financial results. Also contributing to that rise as well as the increase in nonperforming commercial loans from December 31, 2006 was the first quarter 2007 addition of outstanding commercial loans to the relationship with the manufacturer of residential heating equipment already noted.
     Commercial real estate loans classified as nonperforming totaled $72 million at June 30, 2007, $37 million at June 30, 2006, $57 million at December 31, 2006 and $64 million at March 31, 2007. The increase in such loans from the end of 2006’s second quarter was partially the result of the recent quarter addition of $34 million of commercial real estate loans to the residential home builder and developer already discussed.
     Nonperforming residential real estate loans totaled $61 million at June 30, 2007, $32 million at June 30, 2006, $42 million at December 31, 2006 and $50 million at March 31, 2007. Residential real estate loans past due 90 days or more and accruing interest totaled $110 million at June 30, 2007, compared with $71 million a year-earlier, and $92 million and $96 million at December 31, 2006 and March 31, 2007, respectively. As already noted, a significant portion of such amounts relate to guaranteed loans repurchased from government-related entities. However, due to higher delinquencies in the Company’s residential real estate loan portfolio, the level of unguaranteed loans in this category has increased.
     Consumer loans and leases classified as nonperforming totaled $48 million at the recent quarter-end, compared with $40 million a year earlier and $46 million at each of December 31, 2006 and March 31, 2007. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .47% and .40% at June 30, 2007 and 2006, respectively, .46% at December 31, 2006 and .47% at March 31, 2007.
     Assets acquired in settlement of defaulted loans were $18 million at June 30, 2007, compared with $14 million a year earlier, $12 million at December 31, 2006 and $15 million at March 31, 2007.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2007 Quarters		2006 Quarters
	Second	First	Fourth	Third	Second
Nonaccrual loans	$282,133	259,015	209,272	162,933	140,626
Renegotiated loans	13,706	14,210	14,956	16,579	15,399

Total nonperforming loans	295,839	273,225	224,228	179,512	156,025
Real estate and other assets owned	17,837	15,095	12,141	13,920	13,805

Total nonperforming assets	$313,676	288,320	236,369	193,432	169,830

Accruing loans past due 90 days or more*	$134,906	118,094	111,307	112,090	101,001

Government guaranteed loans included in totals above
Nonperforming loans	$16,717	18,007	17,586	13,655	13,542
Accruing loans past due 90 days or more	69,563	70,626	76,622	76,050	79,272

Nonperforming loans to total loans and leases, net of unearned discount	.68%	.63%	.52%	.43%	.38%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.72%	.66%	.55%	.46%	.41%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.31%	.27%	.26%	.27%	.24%

*	Predominantly residential mortgage loans.
     Management regularly assesses the adequacy of the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, considering such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; and (iii) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis.

     Management cautiously and conservatively evaluated the allowance for credit losses as of June 30, 2007 in light of (i) the sluggish pace of economic growth in many of the markets served by the Company; (ii) continued weakness in industrial employment in upstate New York and central Pennsylvania; and (iii) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies. Although the national economy experienced moderate growth in 2006 and 2007 with inflation being reasonably well contained, concerns exist about the level and volatility of energy prices; a weakening housing market, particularly concerns about possible over-valued real estate; Federal Reserve positioning of monetary policy; the underlying impact on businesses’ operations and abilities to repay loans resulting from a higher level of interest rates; sluggish job creation, which could cause consumer spending to slow; continued stagnant population growth in the upstate New York and central Pennsylvania regions; continued slowing of domestic automobile sales; and modest loan demand in many market areas served by the Company.
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
     Management believes that the allowance for credit losses at June 30, 2007 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $668 million, or 1.53% of total loans and leases at June 30, 2007, compared with $646 million or 1.55% a year earlier, $650 million or 1.51% at December 31, 2006 and $660 million or 1.52% at March 31, 2007. The decline in the level of the allowance as a percentage of outstanding loans and leases from June 30, 2006 to the recent quarter-end reflects management’s evaluation of the loan and lease portfolio as described herein, including increased holdings of residential real estate loans in the loan portfolio. In general, the Company experiences lower charge-off rates on residential real estate loans than on most other loan types. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonperforming loans was 226% at June 30, 2007 compared with 414% a year earlier, 290% at December 31, 2006 and 241% at March 31, 2007. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
Other Income
Other income totaled $283 million in the second quarter of 2007, up 8% from $263 million in the corresponding quarter of 2006 and 20% higher than $236 million in the first quarter of 2007. The increase in the recent quarter as compared with the second quarter of 2006 was due largely to higher deposit account service charges, revenues from providing brokerage, trust and corporate advisory services, and $8 million related to M&T’s pro-rata portion of the operating results of BLG. Partially offsetting those increases was a decline in mortgage banking revenues. The rise in other income from the first quarter of 2007 to the recently completed quarter was predominantly the result of higher mortgage banking revenues, deposit account service charges, revenues from providing corporate advisory services and income from M&T’s investment in BLG.

     Mortgage banking revenues were $36 million in the recent quarter, down 14% from $42 million in the similar quarter of 2006, but significantly above $14 million in the initial quarter of 2007. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.
     Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, totaled $28 million in the recent quarter, compared with $35 million in the year-earlier period and $7 million in the first quarter of 2007. The decline in residential mortgage banking revenues in the second quarter of 2007 as compared with the similar 2006 quarter was largely due to lower realized gains from sales of residential mortgage loans and loan servicing rights. Changes in market conditions have resulted in slimmer margins being realized by the Company on the sale of residential mortgage loans. In addition, both origination and sold volumes decreased in the recent quarter as compared with the year-earlier quarter. The significant increase in residential mortgage banking revenues from the first quarter of 2007 to the second quarter was due to an $18 million reduction of such revenues in 2007’s initial quarter as a result of unfavorable market conditions related to the Company’s Alt-A residential mortgage lending business. Those unfavorable market conditions and a lack of market liquidity impacted the Company’s willingness to sell Alt-A mortgage loans during the first quarter of 2007. As a result, the Company reclassified $883 million of Alt-A loans previously held for sale (including $808 million of first mortgage loans and $75 million of second mortgage loans) to its held-for-investment portfolio during 2007’s first quarter. In accordance with GAAP, loans held for sale must be recorded at the lower of cost or market value. Accordingly, prior to reclassifying the $883 million of Alt-A mortgage loans to held for investment, the carrying value of such loans was reduced by $12 million to reflect estimated market value. The loans were reclassified to the held-for-investment portfolio because the Company’s management believed that the economic value of those Alt-A mortgage loans was greater than the market value implied by the few bidders for such loans during the first quarter of 2007. In addition, the Company is contractually obligated to repurchase previously sold Alt-A loans that do not ultimately meet investor sale criteria, including instances when mortgagors fail to make timely payments during the first 90 days subsequent to the sale date. As a result, during the first quarter of 2007, the Company accrued $6 million to provide for declines in market value of previously sold Alt-A mortgage loans that the Company may be required to repurchase.
     Residential mortgage loans originated for sale to other investors were approximately $1.4 billion during each of the first two quarters of 2007, compared with $1.9 billion in the second 2006 quarter. Included in such amounts during the first quarter of 2007 were $326 million of Alt-A mortgage loans that were transferred to the Company’s held-for-investment portfolio in March 2007. Residential mortgage loans sold to investors totaled $1.3 billion in the second quarter of 2007, compared with $1.5 billion and $1.4 billion in the second quarter of 2006 and first quarter of 2007, respectively. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated $8 million in the recent quarter, compared with gains of $16 million in the second quarter of 2006 and losses of $13 million in the first quarter of 2007 (including the $18 million of losses described above).
     Revenues from servicing residential mortgage loans for others were $18 million in the two most recent quarters, compared with $16 million in the second quarter of 2006. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $5 million in the first two quarters of 2007 and $4 million in the second quarter of 2006. Residential mortgage loans serviced for others totaled $17.1 billion at June 30, 2007, compared with $16.1 billion at June 30, 2006 and $16.7 billion at December 31, 2006, including the small balance commercial real estate loans noted above of approximately $3.4 billion and $2.9 billion at June 30, 2007 and 2006, respectively, and $3.3 billion at December 31, 2006. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $161 million at June 30, 2007, compared with $156 million a year earlier and $153 million at December 31, 2006. Included in capitalized residential mortgage servicing assets were $43 million at June 30, 2007, $29 million at June 30, 2006 and $36 million at December 31, 2006 of purchased servicing rights associated with the small balance commercial mortgage loans noted above.
     Loans held for sale that were secured by residential real estate totaled approximately $1.0 billion at June 30, 2007, $1.7 billion at June 30, 2006 and $1.9 billion at December 31, 2006. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $1.0 billion and $549 million, respectively, at June 30, 2007, $1.7 billion and $648 million, respectively, at June 30, 2006, and $1.8 billion and $680 million, respectively, at December 31, 2006. Net unrealized losses on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were approximately $3 million at June 30, 2007 and $194 thousand at June 30, 2006, compared with net unrealized gains of $4 million at December 31, 2006. Changes in such net unrealized gains and losses are recorded in mortgage banking revenues and resulted in net decreases in revenues of $2 million in the recent quarter and $3 million in each of the second quarter of 2006 and the first quarter of 2007. The $3 million unrealized loss for the first quarter of 2007 does not include any portion of the $18 million of losses related to Alt-A mortgage loans described above.
     Commercial mortgage banking revenues were $7 million in each of the second quarters of 2007 and 2006 and in the first quarter of 2007. Included in such amounts were revenues from commercial mortgage loan origination and sales activities of $4 million in each of the second quarters of 2007 and 2006 and $3 million in the initial 2007 quarter. Commercial mortgage loan servicing revenues were $3 million in each of the second quarters of 2007 and 2006 and $4 million in the first quarter of 2007. Capitalized commercial mortgage servicing assets totaled $21 million at each of June 30, 2007 and December 31, 2006 and $20 million at June 30, 2006. Commercial mortgage loans held for sale at June 30, 2007 and 2006 were $30 million and $51 million, respectively, and $49 million at December 31, 2006.
     Service charges on deposit accounts rose 9% to $105 million in the second quarter of 2007 from $96 million in the similar 2006 quarter and were 11% higher than $95 million in the first quarter of 2007. The increase from the immediately preceding quarter related to consumer deposit service charges and was due, in part, to lower seasonal volume levels typically experienced in the first quarter of each year. The rise from the year-earlier quarter also resulted from increased consumer service charges, largely from higher overdraft fees and debit card transaction volumes. Trust income totaled $38 million in the recent quarter, up 8% from $35 million in last year’s second quarter and 2% above $37 million in the initial quarter of 2007. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $17 million in the second quarter of 2007, up from $14 million and $15 million in the second quarter of 2006 and the first quarter of 2007, respectively. Trading account and foreign exchange activity resulted in gains of $7 million during the second quarter of 2007 and $6 million in each of the second 2006 quarter and the initial 2007 quarter. As already discussed, M&T’s pro-rata share of the operating income or loss of BLG in the recent quarter was income of $8 million, compared with a loss of $2 million in the first quarter of 2007.

     Other revenues from operations were $73 million in the recent quarter, up from $70 million in the second quarter of 2006 and $71 million in the first quarter of 2007. The increase in such revenues in the recent quarter as compared with the second quarter of 2006 reflects higher corporate advisory and credit-related fee income, partially offset by a decline in income from bank owned life insurance. The rise in other revenues from operations from the initial 2007 quarter to the recent quarter was largely due to increased corporate advisory fees. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $22 million and $20 million in the second quarter of 2007 and 2006, respectively, and $21 million in the first quarter of 2007. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, aggregated $11 million in the two most recent quarters, compared with $14 million in the second quarter of 2006. Revenues from merchant discount and credit card fees were $9 million in the recent quarter, up from $8 million in each of the quarters ended June 30, 2006 and March 31, 2007. Insurance-related sales commissions and other revenues aggregated $8 million in each of the second quarters of 2007 and 2006 and in 2007’s first quarter.
     Other income increased 1% to $520 million in the first half of 2007 from $516 million in the similar period in 2006. Increased service charges on deposit accounts, income from M&T’s investment in BLG and higher revenues from providing trust, corporate advisory and brokerage services were largely offset by lower mortgage banking revenues.
     Mortgage banking revenues were $49 million for the six-month period ended June 30, 2007, 35% below $76 million in the year-earlier period. Residential mortgage banking revenues declined to $35 million in the first half of 2007 from $63 million in the similar period of 2006. Residential mortgage loans originated for sale to other investors during the first half of 2007 were $2.9 billion, compared with $3.3 billion in 2006’s first six months. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized unrealized gains and losses on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a loss of $5 million during the six-month period ended June 30, 2007, compared with income of $28 million during the first six months of 2006. Included in the 2007 loss was the $18 million of previously described losses related to Alt-A residential mortgage loans that were recognized during the first quarter of 2007. Revenues from servicing residential mortgage loans for others were $35 million and $32 million for the first half of 2007 and 2006, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $9 million and $7 million for the first six months of 2007 and 2006, respectively. Commercial mortgage banking revenues totaled $14 million during the first half of 2007 and $13 million in the similar 2006 period.
     Service charges on deposit accounts rose 8% to $199 million during the first half of 2007 from $184 million in the similar 2006 period, largely due to consumer service charges related to overdrafts and debit card usage. Trust income increased 9% to $75 million from $69 million a year earlier. Brokerage services income also increased 9% to $32 million during the first six months of 2007 from $29 million in the corresponding 2006 period. Trading account and foreign exchange activity resulted in gains of $13 million for each of the six-month periods ended June 30, 2007 and 2006. M&T’s February 2007 investment in BLG resulted in income of $6 million for the six months ended June 30, 2007. Other revenues from operations were $144 million in each of the first six months of 2007 and 2006. Included in other revenues from operations during the six-month periods ended June 30, 2007 and 2006 were letter of credit and other credit-related fees of $43 million and $39 million, respectively, and income from bank owned life insurance totaling $22 million and $27 million, respectively. Merchant discount and credit card fees were $17 million and $15 million, respectively, and insurance-related sales commissions and other revenues totaled $16 million and $15 million, respectively, during the six-month periods ended June 30, 2007 and 2006.
Other Expense
Other expense totaled $393 million in the recent quarter, up 4% from $377 million in the second quarter of 2006, but 2% below $399 million in the first 2007 quarter. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $16 million in the recent quarter, $11 million in the second quarter of 2006 and $18 million in the first quarter of 2007, and the previously noted banking office acquisition-related expenses that totaled $4 million in the second quarter of 2006. There were no similar expenses in 2007 or in the initial 2006 quarter. The increased amortization in the two most recent quarters as compared with the second quarter of 2006 reflects the June 30, 2006 banking office acquisition. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $376 million in the recent quarter, compared with $362 million in the year-earlier quarter and $381 million in the first quarter of 2007. The most significant factors contributing to the higher expense level in 2007’s second quarter as compared with the year-earlier quarter were an increase in costs for salaries and a lower reversal of a portion of the valuation allowance for the impairment of capitalized residential mortgage servicing rights. As compared with the first quarter of 2007, the decline in noninterest operating expenses was largely the result of lower salaries and employee benefits expense and a higher reversal of a portion of the valuation allowance for the impairment of capitalized residential mortgage servicing rights, partially offset by higher costs for professional services and advertising.
     Other expense for the first two quarters of 2007 totaled $792 million, up 4% from $759 million in the corresponding period of 2006. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $35 million in the first six months of 2007 and $24 million in the similar 2006 period, and the branch acquisition-related expenses of $4 million in the first six months of 2006. Exclusive of these nonoperating expenses, noninterest operating expenses for the six-month period ended June 30, 2007 increased 4% to $757 million from $731 million in the corresponding 2006 period. The most significant contributor to the higher expense levels in 2007 as compared with 2006 were higher expenses for salaries and employee benefits, including incentive compensation. Table 2 provides a reconciliation of other expense to noninterest operating expense.
     Salaries and employee benefits expense totaled $225 million in the recent quarter, compared with $217 million in the second quarter of 2006 and $237 million in the initial quarter of 2007. The higher expense level in the recent quarter as compared with the year-earlier quarter was largely due to salaries-related costs, including the impact of merit pay increases and incentive compensation awarded to employees. The decline in salaries and benefits expense in the second quarter of 2007 as compared with the immediately preceding quarter was largely due to lower stock-based incentive compensation, payroll-related taxes and Company contributions for retirement savings plan benefits related to incentive compensation payments made in 2007’s first quarter, partially offset by higher salaries expenses, reflecting the impact of annual merit adjustments. For the first six months of 2007, salaries and employee benefits expense rose 5% to $461 million from $441 million in the similar 2006 period. The largest factor leading to the increase was higher salaries-related costs, including the impact of merit increases and higher incentive compensation costs. Stock-based compensation expense totaled $11 million in each of the second quarters of 2007 and 2006,

$19 million in the quarter ended March 31, 2007, and $30 million and $29 million in the six-month periods ended June 30, 2007 and 2006, respectively. The higher level of stock-based compensation in the first quarter of 2007 was the result of the Company accounting for such compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). As required, the Company accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarter of 2007 included $8 million that would otherwise have been recognized over the normal four year vesting period if not for the accelerated expense recognition provisions of SFAS No. 123R. That acceleration had no effect on the value of stock-based compensation awarded to employees. The number of full-time equivalent employees was 12,701 at June 30, 2007, 12,932 at June 30, 2006, 12,721 at December 31, 2006 and 12,628 at March 31, 2007.
     Excluding the nonoperating expense items previously noted, nonpersonnel expense totaled $151 million in the most recent quarter, compared with $145 million in the second quarter of 2006 and $144 million in 2007’s initial quarter. On the same basis, such expenses were $295 million during the first six months of 2007 and $290 million during the first half of 2006. The increase in nonpersonnel operating expenses in 2007’s second quarter from the similar period in 2006 was due, in part, to a lower reversal of a portion of the valuation allowance for the impairment of capitalized residential mortgage servicing rights. Such reversals were $5 million in the recent quarter, $8 million in the year-earlier quarter and $1 million in the first quarter of 2007. The rise in operating expenses from the initial quarter of 2007 was largely due to higher costs for professional services. Contributing to the rise in nonpersonnel operating expenses in the first half of 2007 as compared with 2006 was the reversal of a portion of the valuation allowance for the impairment of capitalized residential mortgage servicing rights, which totaled $6 million in 2007 and $15 million in 2006, offset, in part, by lower professional services and advertising costs.
     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 50.2% during the recent quarter, compared with 50.7% during the year-earlier quarter and 55.1% in the first quarter of 2007. The efficiency ratios for the six-month periods ended June 30, 2007 and 2006 were 52.5% and 51.5%, respectively. Noninterest operating expenses used in calculating the efficiency ratio do not include the acquisition-related costs and amortization of core deposit and other intangible assets noted earlier. If charges for amortization of core deposit and other intangible assets were included, the ratios for the three-month periods ended June 30, 2007, June 30, 2006 and March 31, 2007 would have been 52.4%, 52.3% and 57.8%, respectively, and for the six-month periods ended June 30, 2007 and 2006 would have been 55.0% and 53.2%, respectively.
Income Taxes
The provision for income taxes for the second quarter of 2007 was $108 million, compared with $103 million and $85 million in the second quarter of 2006 and first quarter of 2007, respectively. The effective tax rates were 33.6%, 32.6% and 32.5% for the quarters ended June 30, 2007, June 30, 2006 and March 31, 2007, respectively. For the first six months of 2007 and 2006, the provision for income taxes was $193 million and $200 million, respectively, and the effective tax rates were 33.1% and 32.5%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax and by the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions.
     The Company’s effective tax rate in future periods will be affected by the results of operations allocated to the various tax jurisdictions within which the Company operates, any change in income tax regulations within those jurisdictions, or interpretations of income tax regulations that differ from the Company’s interpretations by any of various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries. The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. That adoption did not have a material effect on the Company’s financial position or on its results of operations during the first two quarters of 2007.
Capital
Stockholders’ equity was $6.2 billion at June 30, 2007, representing 10.67% of total assets, compared with $6.0 billion or 10.62% of total assets a year earlier and $6.3 billion or 11.01% at December 31, 2006. On a per share basis, stockholders’ equity was $57.59 at June 30, 2007, up from $54.01 and $56.94 at June 30 and December 31, 2006, respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $28.66 at the end of the second quarter of 2007, compared with $25.55 a year earlier and $28.57 at December 31, 2006. A reconciliation of total stockholders’ equity and tangible equity as of each of those respective dates is presented in table 2.
     Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006. Prior to the adoption of SFAS No. 158, the Company was required to recognize additional minimum pension liability amounts pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” Net unrealized losses on available for sale investment securities were $40 million, or $.37 per common share, at June 30, 2007, compared with unrealized losses of $98 million, or $.89 per share, at June 30, 2006 and $25 million, or $.23 per share, at December 31, 2006. Such unrealized losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Adjustments to reflect the funded status of defined benefit pension and other postretirement plans as required under SFAS No. 158, net of applicable tax effect, reduced accumulated other comprehensive income by $29 million and $28 million at June 30, 2007 and December 31, 2006, respectively, or by $.27 and $.26 per share at those respective dates. Similar adjustments to recognize minimum pension liabilities as then required by SFAS No. 87, net of applicable tax effect, reduced stockholders’ equity by $49 million at June 30, 2006, or by $.44 per share. Also reflected in accumulated other comprehensive income is a gain of $1 million, representing the unamortized gain on the termination of an interest rate swap agreement designated as a cash flow hedge that was entered into in anticipation of the Company issuing senior notes payable in the recent quarter.

     In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. During the quarter ended June 30, 2007, 1,978,000 shares of common stock were repurchased by M&T pursuant to such plan at an average cost of $109.77 per share. During the first half of 2007, M&T had repurchased 3,714,800 shares of common stock (including 1,696,300 shares that were repurchased under a previous authorization that was completed in March 2007) at an average cost of $114.41 per share.
     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. At June 30, 2007, core capital included $689 million of trust preferred securities described in note 4 of Notes to Financial Statements, and total capital further included $1.4 billion of subordinated capital notes.
     The Company generates significant amounts of regulatory capital from its ongoing operations. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as an annualized percentage of regulatory “core capital” at the beginning of each period was 16.78% during the second quarter of 2007, compared with 17.00% in the year-earlier quarter and 12.80% in the first quarter of 2007.
     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of June 30, 2007 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS
June 30, 2007

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Core capital	7.42%	6.83%	52.93%
Total capital	11.35%	10.83%	54.18%
Leverage	6.96%	6.44%	23.72%
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
     The Commercial Banking segment recorded net income of $58 million in the second quarter of 2007, little changed from the second quarter of 2006 and the first quarter of 2007. As compared with the year earlier quarter, higher noninterest income of $9 million, largely due to a $4 million increase in fees received for providing corporate advisory services and higher letter of credit and other credit-related fees of $2 million, was partially offset by a $6 million rise in the provision for credit losses and a $2 million increase in noninterest expense, mainly due to higher costs for salaries and benefits. In comparing the recent quarter with the first quarter of 2007, a $4 million increase in fees received from providing corporate advisory services was offset, in part, by higher expenses for professional services and other costs of operations. For the six months ended June 30, 2007, this segment’s net income totaled $115 million, compared with $114 million in the corresponding period of 2006. That slight improvement was partially due to higher net interest income of $11 million, resulting mainly from a $940 million increase in average loan balances outstanding. Also contributing favorably was a $4 million increase in each of letter of credit and other credit-related fees and fees received from providing corporate advisory services. Partially offsetting the higher revenues was a $9 million increase in the provision for credit losses and a $7 million rise in operating expenses, primarily due to higher personnel costs.
     The Commercial Real Estate segment’s net income for the second quarter of 2007 was $35 million, up from $32 million in both the year-earlier quarter and the first quarter of 2007. The increase from the second quarter of 2006 was due to higher net interest income of $6 million, primarily the result of a $427 million increase in loan balances outstanding and a 12 basis point rise in the loan net interest margin. The improvement as compared to the first quarter of 2007 was the result of higher net interest income of $6 million, primarily the result of a 20 basis point increase in the loan net interest margin. During the first six months of 2007, net income contributed by this segment aggregated $67 million, up slightly from $66 million in the similar 2006 period. That increase in net income was mainly due to higher net interest income of $2 million and a $2 million increase in commercial mortgage banking revenues, largely offset by an increase in the provision for credit losses and higher salaries and benefits costs.
     Net income earned by the Discretionary Portfolio segment totaled $21 million in the recent quarter, down from $24 million in the second quarter of 2006, but improved from $19 million in 2007’s first quarter. The unfavorable performance compared with last year’s second quarter was largely due to a decline in noninterest income, largely the result of lower revenues from bank-owned life insurance. In comparison to the first quarter of 2007, higher net interest income of $5 million, predominantly the result of an $826 million increase in average loan balances outstanding, was the main factor contributing to the favorable performance. The higher average loan balances reflect a full quarter’s impact from the Alt-A mortgage loans transferred to this segment’s held-for-investment loan portfolio during the first quarter of 2007. Net contribution for this segment decreased to $40 million for the first six months of 2007 from $46 million in the year-earlier period. Factors contributing to the lower net income were decreased net interest income of $4 million, primarily the result of a narrowing of this segment’s net interest margin, lower revenues from bank owned life insurance, and a higher provision for credit losses of $2 million.
     The Residential Mortgage Banking segment contributed net income of $10 million in the second quarter of 2007, down from $19 million in the year-earlier quarter, but improved from the $3 million net loss incurred in the first quarter of 2007. The decrease from last year’s second quarter was due to lower gains from residential mortgage loan origination and sales activities of $8 million and a $4 million decrease in net interest income. The lower net interest income resulted from a $585 million decline in average loan balances outstanding. The increase from 2007’s first quarter was due to the $18 million loss recognized on Alt-A mortgage loans due to unfavorable market conditions experienced in the first quarter of 2007. Also contributing to the favorable variance was a $5 million partial reversal of the capitalized mortgage servicing rights valuation allowance in the recent quarter, as compared with a $1 million partial reversal of such allowance in 2007’s first quarter. For the first six months of 2007, net income for this segment totaled $8 million, down from $34 million in the first half of 2006. The unfavorable variance was primarily due to the previously noted Alt-A mortgage loan losses of $18 million and lower gains from residential mortgage loan origination and sales activities of $18 million. Also contributing to the unfavorable performance was the reversal of a portion of the valuation allowance for the impairment of capitalized mortgage servicing rights of $6 million in 2007 and $15 million in 2006.
     Net income for the Retail Banking segment increased to $120 million in 2007’s second quarter from $102 million in the year-earlier quarter and $107 million in the first quarter of 2007. The favorable performance compared with the second quarter of 2006 was largely due to higher net interest income of $28 million, primarily the result of a 38 basis point increase in the deposit net interest margin, and a $9 million increase in deposit service charges. Partially offsetting the increase in revenues was an $8 million increase in the provision for credit losses. The increase in the recent quarter’s net income as compared with the first quarter of 2007 resulted from higher net interest income of $14 million, predominantly due to a 20 basis point widening of the deposit net interest margin, and a $9 million increase in service charges on deposit accounts. For the first six months of 2007, net income for this segment totaled $227 million, up 16% from $195 million in the corresponding 2006 period. The favorable performance was due to higher net interest income of $53 million, primarily the result of a 37 basis point widening of the net interest margin associated with deposit products, and a $16 million increase in deposit service charges, offset, in part, by a $10 million increase in the provision for credit losses and higher personnel costs of $5 million.
     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets resulting from acquisitions of financial institutions, M&T’s equity in the earnings of BLG, merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $30 million in the second quarter of 2007, $22 million in the second quarter of 2006 and $37 million in the first quarter of 2007. For the first six months of 2007 and 2006, the “All Other” segment reported net losses of $66 million and $39 million, respectively. The higher net loss in the first half of 2007 resulted from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and increased amortization of core deposit and other intangible assets.
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
     The Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and on Issue 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” at its September 2006 and March 2007 meetings, respectively. The EITF consensus for each issue stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion – 1967.” Each consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 and Issue 06-10 are effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of both Issue 06-04 and Issue 06-10 should be applied through either a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company has endorsement and collateral assignment split-dollar life insurance policies that it inherited through certain acquisitions that are associated with individuals who are no longer active employees. The Company does not anticipate that the adoption of the provisions of Issue 06-04 and Issue 06-10 on January 1, 2008 will have a material effect on the Company’s financial position or results of operations.
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
     Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; legislation affecting the financial services industry as a whole, and M&T and its subsidiaries individually or collectively, including tax legislation; regulatory supervision and oversight, including monetary policy and required capital levels; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries’ future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T’s initial expectations, including the full realization of anticipated cost savings and revenue enhancements.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Table 1
QUARTERLY TRENDS

	2007 Quarters		2006 Quarters
	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$883,148	866,172	876,197	858,008	817,552	782,003
Interest expense	416,264	410,622	404,356	395,652	366,298	330,246

Net interest income	466,884	455,550	471,841	462,356	451,254	451,757
Less: provision for credit losses	30,000	27,000	28,000	17,000	17,000	18,000
Other income	283,117	236,483	256,417	273,902	262,602	252,931
Less: other expense	392,651	399,037	383,810	408,941	376,997	382,003

Income before income taxes	327,350	265,996	316,448	310,317	319,859	304,685
Applicable income taxes	108,209	84,900	97,996	94,775	102,645	97,037
Taxable-equivalent adjustment	4,972	5,123	5,123	5,172	4,641	4,731

Net income	$214,169	175,973	213,329	210,370	212,573	202,917

Per common share data
Basic earnings	$1.98	1.60	1.93	1.89	1.91	1.82
Diluted earnings	1.95	1.57	1.88	1.85	1.87	1.77
Cash dividends	$.60	.60	.60	.60	.60	.45
Average common shares outstanding
Basic	107,939	109,694	110,705	111,047	111,259	111,693
Diluted	109,919	112,187	113,468	113,897	113,968	114,347

Performance ratios, annualized
Return on
Average assets	1.49%	1.25%	1.50%	1.49%	1.54%	1.49%
Average common stockholders’ equity	13.92%	11.38%	13.55%	13.72%	14.35%	13.97%
Net interest margin on average earning assets
(taxable-equivalent basis)	3.67%	3.64%	3.73%	3.68%	3.66%	3.73%
Nonperforming loans to total loans and leases, net of unearned discount	.68%	.63%	.52%	.43%	.38%	.35%
Efficiency ratio (a)	52.37%	57.75%	52.79%	55.47%	52.29%	54.21%

Net operating (tangible) results (b)
Net income (in thousands)	$224,190	187,162	224,733	223,228	221,838	210,856
Diluted net income per common share	2.04	1.67	1.98	1.96	1.95	1.84
Annualized return on
Average tangible assets	1.65%	1.40%	1.67%	1.67%	1.69%	1.64%
Average tangible common stockholders’ equity	29.35%	24.11%	28.71%	30.22%	30.02%	29.31%
Efficiency ratio (a)	50.18%	55.09%	50.22%	52.76%	50.70%	52.36%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$57,523	57,207	56,575	56,158	55,498	55,106
Total tangible assets (c)	54,415	54,085	53,437	53,004	52,522	52,130
Earning assets	50,982	50,693	50,235	49,849	49,443	49,066
Investment securities	6,886	7,214	7,556	7,898	8,314	8,383
Loans and leases, net of unearned discount	43,572	43,114	42,474	41,710	40,980	40,544
Deposits	37,048	37,966	38,504	39,158	38,435	37,569
Stockholders’ equity (c)	6,172	6,270	6,244	6,085	5,940	5,893
Tangible stockholders’ equity (c)	3,064	3,148	3,106	2,931	2,964	2,917

At end of quarter
Total assets (c)	$57,869	57,842	57,065	56,373	56,507	55,420
Total tangible assets (c)	54,767	54,727	53,936	53,227	53,345	52,443
Earning assets	51,131	51,046	50,379	49,950	49,628	49,281
Investment securities	6,982	7,028	7,252	7,626	7,903	8,294
Loans and leases, net of unearned discount	43,744	43,507	42,947	42,098	41,599	40,859
Deposits	39,419	38,938	39,911	39,079	38,514	38,171
Stockholders’ equity (c)	6,175	6,253	6,281	6,151	6,000	5,919
Tangible stockholders’ equity (c)	3,073	3,138	3,152	3,005	2,838	2,942
Equity per common share	57.59	57.32	56.94	55.58	54.01	53.11
Tangible equity per common share	28.66	28.77	28.57	27.15	25.55	26.41

Market price per common share
High	$114.33	125.13	124.98	124.94	119.93	117.39
Low	104.00	112.05	117.31	116.00	112.90	105.72
Closing	106.90	115.83	122.16	119.96	117.92	114.14

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in table 2.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2007 Quarters		2006 Quarters
	Second	First	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$214,169	175,973	213,329	210,370	212,573	202,917
Amortization of core deposit and other intangible assets (a)	10,021	11,189	11,404	12,154	6,921	7,939
Merger-related expenses (a)	—	—	—	704	2,344	—

Net operating income	$224,190	187,162	224,733	223,228	221,838	210,856

Earnings per share
Diluted earnings per common share	$1.95	1.57	1.88	1.85	1.87	1.77
Amortization of core deposit and other intangible assets (a)	.09	.10	.10	.10	.06	.07
Merger-related expenses (a)	—	—	—	.01	.02	—

Diluted net operating earnings per share	$2.04	1.67	1.98	1.96	1.95	1.84

Other expense
Other expense	$392,651	399,037	383,810	408,941	376,997	382,003
Amortization of core deposit and other intangible assets	(16,457)	(18,356)	(18,687)	(19,936)	(11,357)	(13,028)
Merger-related expenses	—	—	—	(1,155)	(3,842)	—

Noninterest operating expense	$376,194	380,681	365,123	387,850	361,798	368,975

Merger-related expenses
Salaries and employee benefits	$—	—	—	305	510	—
Equipment and net occupancy	—	—	—	12	212	—
Printing, postage and supplies	—	—	—	141	14	—
Other costs of operations	—	—	—	697	3,106	—

Total	$—	—	—	1,155	3,842	—

Balance sheet data
In millions
Average assets
Average assets	$57,523	57,207	56,575	56,158	55,498	55,106
Goodwill	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,907)
Core deposit and other intangible assets	(223)	(241)	(261)	(281)	(107)	(112)
Deferred taxes	24	28	32	36	40	43

Average tangible assets	$54,415	54,085	53,437	53,004	52,522	52,130

Average equity
Average equity	$6,172	6,270	6,244	6,085	5,940	5,893
Goodwill	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,907)
Core deposit and other intangible assets	(223)	(241)	(261)	(281)	(107)	(112)
Deferred taxes	24	28	32	36	40	43

Average tangible equity	$3,064	3,148	3,106	2,931	2,964	2,917

At end of quarter
Total assets
Total assets	$57,869	57,842	57,065	56,373	56,507	55,420
Goodwill	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(216)	(232)	(250)	(271)	(291)	(111)
Deferred taxes	23	26	30	34	38	43

Total tangible assets	$54,767	54,727	53,936	53,227	53,345	52,443

Total equity
Total equity	$6,175	6,253	6,281	6,151	6,000	5,919
Goodwill	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(216)	(232)	(250)	(271)	(291)	(111)
Deferred taxes	23	26	30	34	38	43

Total tangible equity	$3,073	3,138	3,152	3,005	2,838	2,942

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2007 Second Quarter			2007 First Quarter			2006 Fourth Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	Rate	balance	Interest	Rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$12,155	$219,011	7.23%	11,753	210,889	7.28%	11,523	212,716	7.32%
Real estate — commercial	15,578	290,130	7.45	15,474	282,322	7.30	15,492	291,681	7.53
Real estate — consumer	5,875	95,327	6.49	5,939	96,136	6.48	5,537	90,551	6.54
Consumer	9,964	185,553	7.47	9,948	182,186	7.43	9,922	185,578	7.42

Total loans and leases, net	43,572	790,021	7.27	43,114	771,533	7.26	42,474	780,526	7.29

Interest-bearing deposits at banks	9	67	3.12	8	66	3.56	11	68	2.45
Federal funds sold and agreements to resell securities	448	6,734	6.03	304	4,801	6.40	125	2,327	7.42
Trading account	67	235	1.40	53	111	.83	69	342	1.98
Investment securities**
U.S. Treasury and federal agencies	2,151	23,238	4.33	2,428	26,610	4.45	2,627	28,490	4.30
Obligations of states and political subdivisions	122	2,299	7.53	125	2,234	7.11	131	2,244	6.83
Other	4,613	60,554	5.27	4,661	60,817	5.29	4,798	62,200	5.14

Total investment securities	6,886	86,091	5.01	7,214	89,661	5.04	7,556	92,934	4.88

Total earning assets	50,982	883,148	6.95	50,693	866,172	6.93	50,235	876,197	6.92

Allowance for credit losses	(667)			(656)			(652)
Cash and due from banks	1,244			1,304			1,332
Other assets	5,964			5,866			5,660

Total assets	$57,523			57,207			56,575

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$453	1,024	.91	437	1,167	1.08	461	1,063	.92
Savings deposits	15,027	60,953	1.63	14,733	60,842	1.67	14,549	58,591	1.60
Time deposits	10,523	124,020	4.73	11,657	136,682	4.76	12,086	141,853	4.66
Deposits at foreign office	3,706	48,001	5.19	3,717	47,649	5.20	3,777	49,503	5.20

Total interest-bearing deposits	29,709	233,998	3.16	30,544	246,340	3.27	30,873	251,010	3.23

Short-term borrowings	5,555	73,500	5.31	4,852	63,564	5.31	4,794	64,173	5.31
Long-term borrowings	7,905	108,766	5.52	7,308	100,718	5.59	6,174	89,173	5.73

Total interest-bearing liabilities	43,169	416,264	3.87	42,704	410,622	3.90	41,841	404,356	3.83

Noninterest-bearing deposits	7,339			7,422			7,631
Other liabilities	843			811			859

Total liabilities	51,351			50,937			50,331

Stockholders’ equity	6,172			6,270			6,244

Total liabilities and stockholders’ equity	$57,523			57,207			56,575

Net interest spread			3.08			3.03			3.09
Contribution of interest-free funds			.59			.61			.64

Net interest income/margin on earning assets		$466,884	3.67%		455,550	3.64%		471,841	3.73%

(continued)

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3 (continued)
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2006 Third Quarter			2006 Second Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	balance	Interest	rate	balance	Interest	rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$11,436	$210,733	7.31%	11,274	197,945	7.04%
Real estate — commercial	15,256	283,197	7.43	14,947	269,632	7.22
Real estate — consumer	5,053	81,833	6.48	4,860	76,377	6.29
Consumer	9,965	183,041	7.29	9,899	172,523	6.99

Total loans and leases, net	41,710	758,804	7.22	40,980	716,477	7.01

Interest-bearing deposits at banks	13	121	3.67	16	111	2.85
Federal funds sold and agreements to resell securities	136	2,487	7.23	30	405	5.36
Trading account	92	680	2.97	103	753	2.94
Investment securities**
U.S. Treasury and federal agencies	2,826	30,396	4.27	3,062	32,473	4.25
Obligations of states and political subdivisions	147	2,434	6.61	171	2,804	6.55
Other	4,925	63,086	5.08	5,081	64,529	5.09

Total investment securities	7,898	95,916	4.82	8,314	99,806	4.81

Total earning assets	49,849	858,008	6.83	49,443	817,552	6.63

Allowance for credit losses	(648)			(645)
Cash and due from banks	1,365			1,326
Other assets	5,592			5,374

Total assets	$56,158			55,498

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$434	960	.88	438	779	.71
Savings deposits	14,463	51,816	1.42	14,254	47,579	1.34
Time deposits	13,016	152,571	4.65	12,699	139,032	4.39
Deposits at foreign office	3,674	48,244	5.21	3,598	43,798	4.88

Total interest-bearing deposits	31,587	253,591	3.19	30,989	231,188	2.99

Short-term borrowings	4,441	59,487	5.31	4,326	53,623	4.97
Long-term borrowings	5,660	82,574	5.79	5,930	81,487	5.51

Total interest-bearing liabilities	41,688	395,652	3.77	41,245	366,298	3.56

Noninterest-bearing deposits	7,571			7,446
Other liabilities	814			867

Total liabilities	50,073			49,558

Stockholders’ equity	6,085			5,940

Total liabilities and stockholders’ equity	$56,158			55,498

Net interest spread			3.06			3.07
Contribution of interest-free funds			.62			.59

Net interest income/margin on earning assets		$462,356	3.68%		451,254	3.66%

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, believe that M&T’s disclosure controls and procedures were effective as of June 30, 2007.
     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a)–(b) Not applicable.
     (c)
Issuer Purchases of Equity Securities

(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs (2)
April 1 – April 30, 2007	950,089	$108.08	950,000	4,009,500
May 1 - May 31, 2007	700,053	112.30	700,000	3,309,500
June 1 – June 30, 2007	328,055	109.25	328,000	2,981,500

Total	1,978,197	$109.77	1,978,000

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	On February 22, 2007, M&T announced that its Board of Directors had approved a program to purchase up to 5,000,000 shares of its common stock.
Item 3. Defaults Upon Senior Securities.
            (Not applicable.)
Item 4. Submission of Matters to a Vote of Security Holders.
     Information concerning the matters submitted to a vote of stockholders at M&T’s Annual Meeting of Stockholders held on April 17, 2007 was previously reported in response to Item 4 of Part II of M&T’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
Item 5. Other Information.
            (None.)

Item 6. Exhibits.
     The following exhibits are filed as a part of this report.

Exhibit
No.

4.1	Indenture dated as of May 24, 2007 between M&T Bank Corporation and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated May 24, 2007 (File No. 1-9861).

4.2	First Supplemental Indenture dated as of May 24, 2007 to Indenture dated as of May 24, 2007 between M&T Bank Corporation and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated May 24, 2007 (File No. 1-9861).

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 1, 2007	By:	/s/ René F. Jones

René F. Jones
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.

4.1	Indenture dated as of May 24, 2007 between M&T Bank Corporation and The Bank of New York. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated May 24, 2007 (File No. 1-9861).

4.2	First Supplemental Indenture dated as of May 24, 2007 to Indenture dated as of May 24, 2007 between M&T Bank Corporation and The Bank of New York. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated May 24, 2007 (File No. 1-9861).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.