Form 10-Q
period 2007-09-30
M&T BANK CORP
filed 2007-11-01
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on October 22, 2007: 106,751,607 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

		September 30,	December 31,
Dollars in thousands, except per share		2007	2006

Assets	Cash and due from banks	$1,295,377	1,605,506
	Interest-bearing deposits at banks	8,503	6,639
	Federal funds sold	32,200	19,458
	Agreements to resell securities	367,797	100,000
	Trading account	180,019	136,752
	Investment securities
	Available for sale (cost: $7,571,023 at September 30, 2007; $6,878,332 at December 31, 2006)	7,470,946	6,829,848
	Held to maturity (market value: $61,332 at September 30, 2007; $66,729 at December 31, 2006)	60,090	64,899
	Other (market value: $471,979 at September 30, 2007; $356,851 at December 31, 2006)	471,979	356,851

	Total investment securities	8,003,015	7,251,598

	Loans and leases	45,104,046	43,206,954
	Unearned discount	(325,574)	(259,657)
	Allowance for credit losses	(680,498)	(649,948)

	Loans and leases, net	44,097,974	42,297,349

	Premises and equipment	332,197	335,008
	Goodwill	2,908,849	2,908,849
	Core deposit and other intangible assets	200,195	250,233
	Accrued interest and other assets	2,581,997	2,153,513

	Total assets	$60,008,123	57,064,905

Liabilities	Noninterest-bearing deposits	$7,565,762	7,879,977
	NOW accounts	849,060	940,439
	Savings deposits	14,247,433	14,169,790
	Time deposits	9,622,798	11,490,629
	Deposits at foreign office	6,188,126	5,429,668

	Total deposits	38,473,179	39,910,503

	Federal funds purchased and agreements to repurchase securities	4,273,464	2,531,684
	Other short-term borrowings	647,437	562,530
	Accrued interest and other liabilities	859,847	888,352
	Long-term borrowings	9,516,192	6,890,741

	Total liabilities	53,770,119	50,783,810

Stockholders’ equity	Preferred stock, $1 par, 1,000,000 shares authorized, none outstanding	—	—
	Common stock, $.50 par, 250,000,000 shares authorized, 120,396,611 shares issued at September 30, 2007 and at December 31, 2006	60,198	60,198
	Common stock issuable, 83,793 shares at September 30, 2007; 90,949 shares at December 31, 2006	4,810	5,060
	Additional paid-in capital	2,897,499	2,889,449
	Retained earnings	4,827,583	4,443,441
	Accumulated other comprehensive income (loss), net	(86,665)	(53,574)
	Treasury stock — common, at cost - 13,673,244 shares at September 30, 2007; 10,179,802 shares at December 31, 2006	(1,465,421)	(1,063,479)

	Total stockholders’ equity	6,238,004	6,281,095

	Total liabilities and stockholders’ equity	$60,008,123	57,064,905

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended		Nine months ended
		September 30		September 30
In thousands, except per share		2007	2006	2007	2006

Interest income	Loans and leases, including fees	$798,572	755,543	$2,353,114	2,150,076
	Deposits at banks	64	121	197	304
	Federal funds sold	180	545	710	1,328
	Agreements to resell securities	3,249	1,942	14,254	1,942
	Trading account	145	680	491	2,104
	Investment securities
	Fully taxable	88,280	90,320	255,083	276,100
	Exempt from federal taxes	2,524	3,685	8,390	11,165

	Total interest income	893,014	852,836	2,632,239	2,443,019

Interest expense	NOW accounts	982	960	3,173	2,398
	Savings deposits	62,883	51,816	184,678	142,952
	Time deposits	117,064	152,571	377,766	409,661
	Deposits at foreign office	55,666	48,244	151,316	128,845
	Short-term borrowings	68,376	59,487	205,440	163,677
	Long-term borrowings	120,355	82,574	329,839	244,663

	Total interest expense	425,326	395,652	1,252,212	1,092,196

	Net interest income	467,688	457,184	1,380,027	1,350,823
	Provision for credit losses	34,000	17,000	91,000	52,000

	Net interest income after provision for credit losses	433,688	440,184	1,289,027	1,298,823

Other income	Mortgage banking revenues	31,643	36,806	81,062	112,882
	Service charges on deposit accounts	104,402	100,314	303,615	284,739
	Trust income	38,168	35,224	112,691	103,777
	Brokerage services income	14,978	14,794	46,844	43,999
	Trading account and foreign exchange gains	7,279	5,082	20,465	17,756
	Gain (loss) on bank investment securities	(138)	1,133	1,185	1,427
	Equity in earnings of Bayview Lending Group LLC	(11,294)	—	(5,594)	—
	Other revenues from operations	67,861	80,549	212,231	224,855

	Total other income	252,899	273,902	772,499	789,435

Other expense	Salaries and employee benefits	220,750	218,980	682,204	660,224
	Equipment and net occupancy	42,091	41,683	126,036	127,612
	Printing, postage and supplies	7,996	8,294	25,886	24,933
	Amortization of core deposit and other intangible assets	15,702	19,936	50,515	44,321
	Other costs of operations	103,989	120,048	297,575	310,851

	Total other expense	390,528	408,941	1,182,216	1,167,941

	Income before taxes	296,059	305,145	879,310	920,317
	Income taxes	96,872	94,775	289,981	294,457

	Net income	$199,187	210,370	$589,329	625,860

	Net income per common share
	Basic	$1.86	1.89	$5.45	5.62
	Diluted	1.83	1.85	5.34	5.49

	Cash dividends per common share	$.70	.60	$1.90	1.65

	Average common shares outstanding
	Basic	107,056	111,047	108,220	111,331
	Diluted	108,957	113,897	110,342	114,069

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Nine months ended September 30
In thousands		2007	2006

Cash flows from operating activities	Net income	$589,329	625,860
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	91,000	52,000
	Depreciation and amortization of premises and equipment	37,053	39,202
	Amortization of capitalized servicing rights	46,731	45,660
	Amortization of core deposit and other intangible assets	50,515	44,321
	Provision for deferred income taxes	(15,351)	(58,107)
	Asset write-downs	12,227	241
	Net gain on sales of assets	(5,416)	(11,086)
	Net change in accrued interest receivable, payable	5,184	46,556
	Net change in other accrued income and expense	(23,185)	145,724
	Net change in loans originated for sale	136,517	(5,009)
	Net change in trading account assets and liabilities	(26,865)	5,572

	Net cash provided by operating activities	897,739	930,934

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	39,374	98,365
	Other	1,881	40,960
	Proceeds from maturities of investment securities
	Available for sale	1,357,036	1,242,416
	Held to maturity	34,568	78,900
	Purchases of investment securities
	Available for sale	(2,087,581)	(596,108)
	Held to maturity	(29,769)	(45,228)
	Other	(117,009)	(30,371)
	Net increase in agreements to resell securities	(267,797)	(100,000)
	Net increase in loans and leases	(2,077,630)	(1,541,817)
	Other investments, net	(305,975)	(12,299)
	Additions to capitalized servicing rights	(45,159)	(44,450)
	Capital expenditures, net	(35,119)	(26,627)
	Acquisitions, net of cash acquired
	Deposits and banking offices	—	494,990
	Other	—	(12,172)
	Other, net	(27,319)	60,546

	Net cash used by investing activities	(3,560,499)	(392,895)

Cash flows from financing activities	Net increase (decrease) in deposits	(1,438,598)	1,015,347
	Net increase (decrease) in short-term borrowings	1,826,687	(806,767)
	Proceeds from long-term borrowings	2,849,895	500,000
	Payments on long-term borrowings	(228,086)	(969,595)
	Purchases of treasury stock	(496,057)	(298,896)
	Dividends paid — common	(205,028)	(183,328)
	Other, net	56,560	74,723

	Net cash provided (used) by financing activities	2,365,373	(668,516)

	Net decrease in cash and cash equivalents	(297,387)	(130,477)
	Cash and cash equivalents at beginning of period	1,624,964	1,490,459

	Cash and cash equivalents at end of period	$1,327,577	1,359,982

Supplemental disclosure of cash flow information	Interest received during the period	$2,643,940	2,435,470
	Interest paid during the period	1,243,915	1,024,465
	Income taxes paid during the period	279,045	254,759

Supplemental schedule of noncash investing and financing activities	Loans held for sale transferred to loans held for investment	$870,759	—
	Real estate acquired in settlement of loans	25,347	13,505
	Acquisitions :
	Fair value of :
	Assets acquired (noncash)	—	514,055
	Liabilities assumed	—	999,022

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income (loss),	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	net	stock	Total

2006
Balance — January 1, 2006	$—	60,198	5,363	2,886,153	3,854,275	(97,930)	(831,673)	5,876,386
Comprehensive income:
Net income	—	—	—	—	625,860	—	—	625,860
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on investment securities	—	—	—	—	—	10,990	—	10,990

								636,850

Purchases of treasury stock	—	—	—	—	—	—	(298,896)	(298,896)
Repayment of management stock ownership program receivable	—	—	—	225	—	—	—	225
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	40,059	—	—	—	40,059
Exercises	—	—	—	(36,419)	—	—	115,636	79,217
Directors’ stock plan	—	—	—	87	—	—	694	781
Deferred compensation plans, net, including dividend equivalents	—	—	(283)	(474)	(152)	—	858	(51)
Common stock cash dividends - $1.65 per share	—	—	—	—	(183,328)	—	—	(183,328)

Balance — September 30, 2006	$—	60,198	5,080	2,889,631	4,296,655	(86,940)	(1,013,381)	6,151,243

2007
Balance — January 1, 2007	$—	60,198	5,060	2,889,449	4,443,441	(53,574)	(1,063,479)	6,281,095
Comprehensive income:
Net income	—	—	—	—	589,329	—	—	589,329
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized losses on investment securities	—	—	—	—	—	(32,684)	—	(32,684)
Defined benefit plan liability adjustment	—	—	—	—	—	(17)	—	(17)
Unrealized losses on cash flow hedges	—	—	—	—	—	(390)	—	(390)

								556,238
Purchases of treasury stock	—	—	—	—	—	—	(496,057)	(496,057)
Stock-based compensation plans:
Stock option and purchase plans:
Compensation expense	—	—	—	39,095	—	—	1,605	40,700
Exercises	—	—	—	(30,640)	—	—	90,742	60,102
Directors’ stock plan	—	—	—	75	—	—	932	1,007
Deferred compensation plans, net, including dividend equivalents	—	—	(250)	(480)	(159)	—	836	(53)
Common stock cash dividends - $1.90 per share	—	—	—	—	(205,028)	—	—	(205,028)

Balance — September 30, 2007	$—	60,198	4,810	2,897,499	4,827,583	(86,665)	(1,465,421)	6,238,004

CONSOLIDATED SUMMARY OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES (Unaudited)

	Nine months ended September 30
In thousands	2007	2006

Beginning balance	$649,948	637,663
Provision for credit losses	91,000	52,000
Net charge-offs
Charge-offs	(82,459)	(65,683)
Recoveries	22,009	22,339

Total net charge-offs	(60,450)	(43,344)

Ending balance	$680,498	646,319

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
2. Earnings per share
The computations of basic earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
	(in thousands, except per share)
Income available to common stockholders

Net income	$199,187	210,370	589,329	625,860

Weighted-average shares outstanding (including common stock issuable)	107,056	111,047	108,220	111,331

Basic earnings per share	$1.86	1.89	5.45	5.62

The computations of diluted earnings per share follow:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
	(in thousands, except per share)
Income available to common stockholders	$199,187	210,370	589,329	625,860

Weighted-average shares outstanding	107,056	111,047	108,220	111,331
Plus: incremental shares from assumed conversion of stock-based compensation awards	1,901	2,850	2,122	2,738

Adjusted weighted-average shares outstanding	108,957	113,897	110,342	114,069

Diluted earnings per share	$1.83	1.85	5.34	5.49
Options to purchase approximately 3.3 million and 1.8 million common shares during the three-month periods ended September 30, 2007 and 2006, respectively, and 3.3 million and 1.2 million common shares during the nine-month periods ended September 30, 2007 and 2006, respectively, were not included in the computations of diluted earnings per share because the effect on those periods would be antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Comprehensive income
The following table displays the components of other comprehensive income (loss):

	Nine months ended September 30, 2007
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(50,408)	18,451	(31,957)
Less: reclassification adjustment for gains realized in net income	1,185	(458)	727

	(51,593)	18,909	(32,684)

Unrealized losses on cash flow hedges	(698)	308	(390)
Defined benefit plan liability adjustment	(28)	11	(17)

Net unrealized losses	$(52,319)	19,228	(33,091)

	Nine months ended September 30, 2006
	Before-tax	Income
	amount	taxes	Net
	(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$15,092	(3,211)	11,881
Less: reclassification adjustment for gains realized in net income	1,427	(536)	891

Net unrealized gains	$13,665	(2,675)	10,990

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

		Cash	Defined
	Investment	flow	benefit
	securities	hedges	plans	Total
	(in thousands)
Balance — January 1, 2007	$(25,311)	—	(28,263)	(53,574)

Net gain (loss) during period	(32,684)	(390)	(17)	(33,091)

Balance — September 30, 2007	$(57,995)	(390)	(28,280)	(86,665)

Balance — January 1, 2006	$(48,576)	—	(49,354)	(97,930)

Net gain (loss) during period	10,990	—	—	10,990

Balance — September 30, 2006	$(37,586)	—	(49,354)	(86,940)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings
M&T Capital Trust I (“Trust I”), M&T Capital Trust II (“Trust II”) and M&T Capital Trust III (“Trust III”) have issued fixed rate preferred capital securities aggregating $310 million. First Maryland Capital I (“Trust IV”) and First Maryland Capital II (“Trust V”) have issued floating rate preferred capital securities aggregating $300 million. The distribution rates on the preferred capital securities of Trust IV and Trust V adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and were 6.36% and 6.21%, respectively, at September 30, 2007 and 6.37% and 6.22%, respectively, at December 31, 2006. Trust I, Trust II, Trust III, Trust IV and Trust V are referred to herein collectively as the “Trusts.”
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
The Junior Subordinated Debentures represent the sole assets of each Trust and payments under the Junior Subordinated Debentures are the sole source of cash flow for each Trust. The financial statement carrying values of junior subordinated debentures associated with preferred capital securities of Trust III, Trust IV and Trust V at September 30, 2007 and December 31, 2006 include the unamortized portions of purchase accounting adjustments to reflect estimated fair value as of the date of M&T’s acquisition of the common securities of each respective trust. The interest rates payable on the Junior Subordinated Debentures of Trust IV and Trust V were 6.36% and 6.21%, respectively, at September 30, 2007 and 6.37% and 6.22%, respectively, at December 31, 2006.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
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
Allfirst Preferred Capital Trust (“Allfirst Capital Trust”) has issued $100 million of Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities (“SKATES”). Allfirst Capital Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (“Allfirst Asset Trust”) and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Capital Trust. Allfirst Asset Trust is a Delaware business trust that was formed for the exclusive purposes of (i) issuing Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in junior subordinated debentures that were assumed by M&T in an acquisition and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. M&T holds 100% of the common securities of Allfirst Asset Trust and Allfirst Capital Trust holds 100% of the Asset Preferred Securities of Allfirst Asset Trust. M&T currently has outstanding $105.3 million aggregate liquidation amount floating rate Junior Subordinated Debentures due July 15, 2029 that are payable to Allfirst Asset Trust. The interest rates payable on such debentures were 6.79% at September 30, 2007 and 6.80% at December 31, 2006.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Borrowings, continued
Including the unamortized portions of purchase accounting adjustments to reflect estimated fair value at the acquisition dates of the common securities of Trust III, Trust IV, Trust V and Allfirst Asset Trust, the junior subordinated debentures associated with preferred capital securities had financial statement carrying values as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)
Trust I	$154,640	154,640

Trust II	103,093	103,093

Trust III	68,140	68,384

Trust IV	144,064	143,652

Trust V	141,820	141,322

Allfirst Asset Trust	101,913	101,796

	$713,670	712,887

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

	Three months ended September 30
	2007			2006
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Commercial Banking	$141,097	90	56,273	137,976	110	55,276
Commercial Real Estate	69,277	205	34,913	64,805	198	31,583
Discretionary Portfolio	34,104	(3,079)	21,055	44,811	(500)	27,251
Residential Mortgage Banking	62,249	12,324	6,431	72,525	14,350	10,088
Retail Banking	395,623	2,996	115,972	381,064	3,026	109,878
All Other	18,237	(12,536)	(35,457)	29,905	(17,184)	(23,706)

Total	$720,587	—	199,187	731,086	—	210,370

	Nine months ended September 30
	2007			2006
		Inter-	Net		Inter-	Net
	Total	segment	income	Total	segment	income
	revenues(a)	revenues	(loss)	revenues(a)	revenues	(loss)
	(in thousands)
Commercial Banking	$429,262	310	171,192	407,401	400	168,960
Commercial Real Estate	205,791	580	101,850	198,326	650	97,687
Discretionary Portfolio	96,885	(8,621)	60,717	119,561	(668)	73,276
Residential Mortgage Banking	173,093	35,771	14,317	216,739	42,423	44,105
Retail Banking	1,165,794	9,453	343,109	1,087,157	8,872	304,926
All Other	81,701	(37,493)	(101,856)	111,074	(51,677)	(63,094)

Total	$2,152,526	—	589,329	2,140,258	—	625,860

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Segment information, continued
(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $5,112,000 and $5,172,000 for the three-month periods ended September 30, 2007 and 2006, respectively, and $15,207,000 and $14,544,000 for the nine-month periods ended September 30, 2007 and 2006, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.

	Average total assets
	Nine months ended		Year ended
	September 30		December 31
	2007	2006	2006
	(in millions)
Commercial Banking	$13,443	12,562	12,688
Commercial Real Estate	8,740	8,398	8,448
Discretionary Portfolio	12,475	12,185	12,136
Residential Mortgage Banking	2,957	3,393	3,462
Retail Banking	14,332	14,096	14,107
All Other	5,586	4,957	4,998

Total	$57,533	55,591	55,839

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Commitments and contingencies
In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	September 30,	December 31,
	2007	2006
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$5,698,086	5,450,382
Commercial real estate loans to be sold	154,277	65,784
Other commercial real estate and construction	3,032,609	3,008,353
Residential real estate loans to be sold	578,525	679,591
Other residential real estate	483,973	493,122
Commercial and other	6,957,454	7,344,263

Standby letters of credit	3,578,640	3,622,860

Commercial letters of credit	41,368	30,209

Financial guarantees and indemnification contracts	1,216,051	1,036,117

Commitments to sell real estate loans	1,181,700	1,932,306
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
Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Federal National Mortgage Association Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled $1.0 billion and $939 million at September 30, 2007 and December 31, 2006, respectively.
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
The Company reinsures credit life and accident and health insurance purchased by consumer loan customers. The maximum loss associated with providing that reinsurance amounted to $51 million and $58 million at September 30, 2007 and December 31, 2006, respectively. The Company also enters into reinsurance contracts with third party insurance companies who insure against the risk of a mortgage borrower’s payment default in connection with mortgage loans originated by the Company. The maximum loss associated with providing such reinsurance amounted to $21 million and $19 million at September 30, 2007 and December 31, 2006, respectively. When providing reinsurance coverage, the Company receives a premium in exchange for accepting a portion of the insurer’s risk of borrower default. The maximum loss exposures noted above are not necessarily indicative of losses which may ultimately be incurred. Such losses are expected to be substantially less because most loans are repaid by borrowers in accordance with the original loan terms. The amount of the Company’s recorded liability for reported reinsurance losses as well as estimated losses incurred but not yet reported was not significant at either September 30, 2007 or December 31, 2006.
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
7. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P., continued
Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has purchased loan servicing rights for small balance commercial mortgage loans from BLG and Bayview Financial having outstanding principal balances of $4.5 billion and $3.3 billion at September 30, 2007 and December 31, 2006, respectively. Amounts recorded as capitalized servicing assets for such loans totaled $55 million at September 30, 2007 and $36 million at December 31, 2006. In addition, capitalized servicing rights at September 30, 2007 and December 31, 2006 also included $43 million and $44 million, respectively, for servicing rights that were purchased from Bayview Financial related to residential mortgage loans with outstanding principal balances of $5.0 billion at September 30, 2007 and $4.5 billion at December 31, 2006. Revenues from servicing residential and small balance commercial mortgage loans purchased from BLG and Bayview Financial were $12 million for the quarter ended September 30, 2007 and $10 million for the quarter ended September 30, 2006. Those revenues totaled $35 million and $28 million for the nine months ended September 30, 2007 and 2006, respectively. M&T Bank provided a $120 million revolving line of credit facility to Bayview Financial at September 30, 2007, of which $31 million was outstanding. There were no outstanding borrowings at December 31, 2006 on a similar revolving line of credit facility which aggregated $100 million. Finally, at September 30, 2007 and December 31, 2006, the Company held $490 million and $198 million, respectively, of private collateralized mortgage obligations in its available for sale investment securities portfolio that were securitized by Bayview Financial.
8. Pension plans and other postretirement benefits
The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit cost consisted of the following:

			Other
	Pension		postretirement
	benefits		benefits
	Three months ended September 30
	2007	2006	2007	2006
	(in thousands)
Service cost	$5,060	5,537	148	137
Interest cost on projected benefit obligation	9,674	8,482	980	1,035
Expected return on plan assets	(10,051)	(9,767)	—	—
Amortization of prior service cost	(1,629)	(1,504)	35	35
Amortization of net actuarial loss	1,536	1,772	71	110

Net periodic benefit cost	$4,590	4,520	1,234	1,317

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Pension plans and other postretirement benefits, continued

			Other
	Pension		postretirement
	benefits		benefits
	Nine months ended September 30
	2007	2006	2007	2006
	(in thousands)
Service cost	$16,077	16,687	448	437
Interest cost on projected benefit obligation	28,424	26,832	2,830	2,735
Expected return on plan assets	(30,101)	(29,017)	—	—
Amortization of prior service cost	(4,929)	(5,054)	135	135
Amortization of net actuarial loss	4,478	6,272	289	160

Net periodic benefit cost	$13,949	15,720	3,702	3,467

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $6,993,000 and $6,071,000 for the three months ended September 30, 2007 and 2006, respectively, and $23,410,000 and $20,308,000 for the nine months ended September 30, 2007 and 2006, respectively. The Company contributed $66 million to the qualified defined benefit pension plan during the third quarter of 2007. It is not anticipated that any further contributions will be made in 2007.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Acquisitions
On June 30, 2006, M&T Bank, M&T’s principal banking subsidiary, acquired 21 branch offices in Buffalo and Rochester, New York from Citibank, N.A. in a cash transaction. The branches had approximately $269 million in loans, mostly to consumers, small businesses and middle market customers, and approximately $1.0 billion of deposits. Expenses associated with systems conversions and other costs of integrating and introducing Citibank, N.A.’s former customers to M&T Bank’s products and services aggregated $1 million ($704 thousand net of applicable income taxes) in the third quarter of 2006 and $5 million ($3 million net of applicable income taxes) for the nine-month period ended September 30, 2006.
On July 18, 2007, M&T entered into a definitive agreement with Partners Trust Financial Group, Inc. (“Partners Trust”), Utica, New York, providing for a merger between the two companies. Upon completion of the merger, it is anticipated that Partners Trust Bank, Partners Trust’s bank subsidiary, will be merged into M&T Bank. Partners Trust Bank operates 33 banking offices in Upstate New York. At September 30, 2007, Partners Trust had approximately $3.6 billion of assets, including $2.3 billion of loans, and $3.1 billion of liabilities, including $2.2 billion of deposits. The merger is subject to a number of conditions, including the approval of state and Federal regulators and Partners Trust’s stockholders, and is expected to be completed in the fourth quarter of 2007. Under the terms of the merger agreement, stockholders of Partners Trust will receive $12.50 for each outstanding share of Partners Trust common stock, which they may elect to receive in cash or in M&T common stock, although, in the aggregate, 50% of the shares of Partners Trust common stock outstanding must be exchanged for M&T common stock and 50% for cash. As a result, the elections made by stockholders of Partners Trust will be subject to allocation and proration if the election for common stock would be more or less than 50%. In total, the transaction is valued at approximately $555 million.
On September 21, 2007, M&T Bank entered into a definitive agreement with First Horizon National Corp. (“First Horizon”) to acquire 13 First Horizon branches in the Mid-Atlantic region. M&T Bank will acquire approximately $250 million in loans, $230 million in deposits and $140 million in trust and investment assets under management. The transaction is subject to various regulatory approvals and is expected to close in the fourth quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Net income for M&T Bank Corporation (“M&T”) in the third quarter of 2007 was $199 million or $1.83 of diluted earnings per common share, representing decreases of 5% and 1%, respectively, from $210 million or $1.85 of diluted earnings per common share in the third quarter of 2006. During the second quarter of 2007, net income was $214 million or $1.95 of diluted earnings per common share. Basic earnings per common share were $1.86 in the recent quarter, compared with $1.89 in the year-earlier quarter and $1.98 in the second quarter of 2007.
     For the nine months ended September 30, 2007, net income was $589 million or $5.34 per diluted share, down 6% and 3%, respectively, from $626 million or $5.49 per diluted share during the corresponding period of 2006. Basic earnings per share were $5.45 for the first nine months of 2007, compared with $5.62 in the similar nine-month period of 2006.
     The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the third quarter of 2007 was 1.37%, compared with 1.49% in each of the year-earlier quarter and the second quarter of 2007. The annualized rate of return on average common stockholders’ equity was 12.78% in the recently completed quarter, compared with 13.72% in the third quarter of 2006 and 13.92% in 2007’s second quarter. During the first nine months of 2007, the annualized rates of return on average assets and average common stockholders’ equity were 1.37% and 12.69%, respectively, compared with 1.51% and 14.01%, respectively, in the corresponding 2006 period.
     Reflecting credit conditions that have contributed to higher net charge-offs, delinquencies and nonperforming loans at the Company and throughout the banking industry, the provision for credit losses increased to $34 million in the recent quarter, up from $17 million in the third quarter of 2006 and $30 million in the second quarter of 2007. Net charge-offs were $22 million in 2007’s third quarter, unchanged from the immediately preceding quarter but up $5 million from the year-earlier quarter. Nonperforming loans were $371 million, or .83% of outstanding loans at September 30, 2007, compared with $296 million or .68% three months earlier and $180 million or ..43% at September 30, 2006. The increase since June 30, 2007 reflects additional loans to residential home builders and developers of approximately $42 million and a $26 million increase in residential real estate loans classified as nonperforming.
     In addition, M&T’s pro-rata portion of the results of operations of Bayview Lending Group LLC (“BLG”), in which M&T invested $300 million in February 2007 to acquire a minority interest, was a pre-tax loss of $11 million for the recent quarter. That loss compares to pre-tax income of $8 million recognized in the three-month period ended June 30, 2007. BLG’s results in the recent quarter were impacted by the timing of the recognition of gains from loan sales and securitizations. For the nine-month period ended September 30, 2007, M&T’s share of BLG’s operating results were a pre-tax loss of $6 million. Those amounts have been recorded as a component of Other Income in the Consolidated Statement of Income. Including expenses associated with M&T’s investment in BLG, most notably interest expense, that investment reduced M&T’s net income by $9 million or $.09 per diluted share (after tax effect) in the third quarter of 2007, compared with an addition to net income of approximately $2 million or $.02 per diluted share in the second quarter of 2007. The aggregate impact of M&T’s investment in BLG was a reduction in net income of $10 million (after tax effect) or $.09 per diluted share in the nine-month period ended September 30, 2007. BLG is a privately-held commercial mortgage lender that specializes in originating, securitizing and servicing small balance commercial real estate loans in the United States, and to a lesser extent, in Canada and the United Kingdom. The investment is being accounted for using the equity method of accounting. BLG was a going-concern when M&T made its investment, but started out with a minimal amount of loans in its portfolio. As a result, BLG incurred modest operating losses until a sufficiently significant volume of loans were originated and securitized during 2007’s second quarter.
     The Company’s financial results for the first nine months of 2007 were also adversely impacted by changing market conditions in the residential mortgage lending sector experienced in 2007’s first quarter. Well-publicized problems in the subprime residential mortgage lending market had a negative effect on the rest of the residential mortgage marketplace, specifically with regard to alternative (“Alt-A”) residential mortgage loans that the Company originated for sale in the secondary market. Alt-A loans originated by the Company typically include some form of limited documentation requirements, as compared with more traditional residential mortgage loans. Unfavorable market conditions and lack of market liquidity impacted the Company’s willingness to sell Alt-A loans in the first quarter. During March 2007, an auction of such loans received fewer bids than normal and the pricing of those bids was lower than expected. As a result, $883 million of Alt-A loans previously held for sale (including $808 million of first mortgage loans and $75 million of second mortgage loans) were transferred in March to the Company’s held-for-investment residential mortgage loan portfolio. In accordance with generally accepted accounting principles (“GAAP”), loans held for sale must be recorded at the lower of cost or market value. Accordingly, prior to reclassifying the Alt-A mortgage loans to held for investment, the carrying value of such loans was reduced by $12 million in the first quarter of 2007, which resulted in an after-tax reduction of net income of $7 million, or $.07 per diluted share. The loans were reclassified to the held-for-investment portfolio because management of the Company believed at the time of the reclassification that the value of those Alt-A residential mortgage loans was greater than the amount implied by the few bidders active in the market at that time. The higher level of nonperforming residential real estate loans already referred to substantially resulted from delinquencies in the portfolio of Alt-A mortgage loans now held for investment.
     In addition, in certain circumstances the Company may be obligated to repurchase previously sold Alt-A loans that do not ultimately meet investor sale criteria, including instances when mortgagors failed to make timely payments during the first 90 days subsequent to the sale date. As a result, during the first quarter of 2007, the Company accrued $6 million to provide for declines in market value of previously sold Alt-A mortgage loans that the Company may be required to repurchase. That loss reduced the Company’s net income by $4 million or $.03 per diluted share during 2007’s first quarter.
     The results of the third quarter of 2006 reflect certain notable events that in total had no significant effect on net income. The Company recorded a $13 million gain resulting from the accelerated recognition of a purchase accounting premium related to the call of a $200 million Federal Home Loan Bank of Atlanta borrowing assumed in a previous acquisition. After applicable taxes, that gain added $8 million to net income. Also reflected in the 2006 third quarter results was a $3 million reduction of income tax expense related to the favorable settlement of refund claims originally filed by Allfirst Financial Inc. (“Allfirst”) prior to its acquisition by M&T on April 1, 2003. The refunds received, consisting of income taxes and taxable interest, exceeded the amounts previously accrued for such items by $5 million (pre-tax). Finally, an $18 million tax deductible contribution was made by M&T Bank, M&T’s principal banking subsidiary, to The M&T Charitable Foundation, a tax-exempt private charitable foundation, which increased “other expense” by the amount of the contribution and, after applicable tax effect, reduced net income by $11 million. As noted above, the aggregate impact of those events had no significant effect on the Company’s net income or diluted earnings per share in the third quarter of 2006.
     On June 30, 2006, M&T Bank completed the acquisition of 21 banking offices in Buffalo and Rochester, New York from Citibank, N.A., including approximately $269 million in loans, mostly to consumers, small businesses and middle market customers, and approximately $1.0 billion of deposits. Expenses associated with integrating the acquired banking offices into M&T Bank and introducing the customers associated with those offices to M&T Bank’s products and services aggregated $1 million, after applicable tax effect, or $.01 of diluted earnings per share during the third quarter of 2006 and $3 million, or $.03 of diluted earnings per share during the nine-month period ended September 30, 2006. There were no acquisition-related expenses during 2007.
     On July 18, 2007, M&T entered into a definitive agreement with Partners Trust Financial Group, Inc. (“Partners Trust”), Utica, New York, providing for a merger between the two companies. Upon completion of the merger, it is anticipated that Partners Trust Bank, Partners Trust’s bank subsidiary, will be merged into M&T Bank. Partners Trust Bank operates 33 banking offices in Upstate New York. At September 30, 2007, Partners Trust had approximately $3.6 billion of assets, including $2.3 billion of loans, and $3.1 billion of liabilities, including $2.2 billion of deposits. The merger is subject to a number of conditions, including the approval of state and Federal regulators and Partners Trust’s stockholders, and is expected to be completed in the fourth quarter of 2007. Under the terms of the merger agreement, stockholders of Partners Trust will receive $12.50 for each outstanding share of Partners Trust common stock, which they may elect to receive in cash or in M&T common stock. Nevertheless, in the aggregate, 50% of the shares of Partners Trust common stock outstanding must be exchanged for M&T common stock. As a result, Partners Trust stockholder elections will be subject to allocation and proration if the aggregate election for common stock would be more or less than 50%. In total, the transaction is valued at approximately $555 million.
     On September 21, 2007, M&T Bank entered into a definitive agreement with First Horizon National Corp. (“First Horizon”) to acquire 13 First Horizon branches in the Mid-Atlantic region. Ten of the branches are located in the Greater Washington region and three are in the Greater Baltimore area. M&T Bank will acquire approximately $250 million in loans, $230 million in deposits and $140 million in trust and investment assets under management. The transaction is subject to various regulatory approvals and is expected to close in the fourth quarter of 2007.
Supplemental Reporting of Non-GAAP Results of Operations
As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.1 billion at September 30, 2007 and $3.2 billion at each of September 30 and December 31, 2006. Included in such intangible assets at each of those dates was goodwill of $2.9 billion. Amortization of core deposit and other intangible assets, after tax effect, totaled $10 million ($.09 per diluted share) during each of the third quarter and second quarter of 2007, compared with $12 million ($.10 per diluted share) in the third quarter of 2006. For the nine-month periods ended September 30, 2007 and 2006, amortization of core deposit and other intangible assets, after tax effect, totaled $31 million ($.28 per diluted share) and $27 million ($.23 per diluted share), respectively.

     M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and expenses associated with merging acquired operations into the Company, since such expenses are considered by management to be “nonoperating” in nature. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.
     Net operating income was $209 million in the recent quarter, compared with $223 million in the third quarter of 2006. Diluted net operating earnings per share for 2007’s third quarter were $1.92, down 2% from $1.96 in the year-earlier quarter. Net operating income and diluted net operating earnings per share were $224 million and $2.04, respectively, in the second quarter of 2007. For the first three quarters of 2007, net operating income and diluted net operating earnings per share were $620 million and $5.62, respectively, compared with $656 million and $5.75 in the similar 2006 period.
     Net operating income expressed as an annualized rate of return on average tangible assets was 1.51% in the recent quarter, compared with 1.67% in the year-earlier quarter and 1.65% in the second quarter of 2007. Net operating income expressed as an annualized return on average tangible common equity was 26.80% in 2007’s third quarter, compared with 30.22% in the similar quarter of 2006 and 29.35% in 2007’s second quarter. For the nine-month period ended September 30, 2007, net operating income represented an annualized return on average tangible assets and average tangible common stockholders’ equity of 1.52% and 26.74%, respectively, compared with 1.67% and 29.86%, respectively, in the first nine months of 2006.
     Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.
Taxable-equivalent Net Interest Income
Taxable-equivalent net interest income was $473 million in the third quarter of 2007, up 2% from $462 million in the year-earlier quarter and was 1% higher than $467 million in the second quarter of 2007. The improvement from the year-earlier period resulted from a $2.0 billion, or 5% increase in average loan balances outstanding, to $43.8 billion from $41.7 billion in the third quarter of 2006, partially offset by the impact of lower average investment securities balances of $638 million and a decline in the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets. As compared with the second quarter of 2007, higher average earning assets, largely investment securities and loans, were partially offset by a decline in the net interest margin. The Company’s net interest margin was 3.65% in the third quarter of 2007, compared with 3.68% in the third quarter of 2006 and 3.67% in the second quarter of 2007.
     For the first three quarters of 2007, taxable-equivalent net interest income was $1.40 billion, up 2% from $1.37 billion in the corresponding 2006 period. Growth in average loans and leases of $2.4 billion, or 6%, was the leading factor in that improvement, partially offset by a decline of $1.1 billion, or 13%, in average balances of investment securities and the impact of a lower net interest margin, which declined 3 basis points (hundredths of one percent) to 3.66% during the first nine months of 2007 from 3.69% in the corresponding 2006 period.
     While growth in average loan balances was experienced in all categories, the most significant contributors to the recent quarter’s increase in average loans outstanding as compared with the third quarter of 2006 were commercial loans and residential real estate loans. Average commercial loan balances grew $803 million, or 7%, to $12.2 billion, while average balances of residential real estate loans increased $862 million, or 17%, to $5.9 billion. Included in the residential real estate portfolio were loans held for sale, which averaged $912 million in the recent quarter, compared with $1.5 billion in the year-earlier period. Excluding such loans, average residential real estate loans rose $1.4 billion from 2006’s third quarter to the third quarter of 2007. That increase was partially the result of the previously noted March 2007 transfer of $808 million of residential mortgage loans previously held for sale by the Company to its held-for-investment portfolio. Average commercial real estate loan balances increased $219 million, or 1%, from the third quarter of 2006, while average consumer loan balances grew $156 million, or 2%, from 2006’s third quarter to the recent quarter.
     Average outstanding loan balances increased $179 million from the second to the third quarter of 2007, largely due to a $158 million increase in average consumer loans outstanding, the result of a $125 million rise in average outstanding automobile loans and leases. Average commercial loans and residential real estate loans each increased 1% from 2007’s second quarter to the third quarter, while average commercial real estate loans declined 1% during that period. The following table summarizes quarterly changes in the major components of the loan and lease portfolio.
AVERAGE LOANS AND LEASES
(net of unearned discount)
Dollars in millions

		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2007	2006	2007
Commercial, financial, etc.	$12,239	7%	1%
Real estate – commercial	15,474	1	(1)
Real estate – consumer	5,915	17	1
Consumer
Automobile	3,041	10	4
Home equity lines	4,135	(4)	—
Home equity loans	1,108	(10)	(3)
Other	1,838	9	4

Total consumer	10,122	2	2

Total	$43,750	5%	—%

     For the nine months ended September 30, 2007, average loans and leases totaled $43.5 billion, up 6% from $41.1 billion in the corresponding 2006 period. Growth of 7% in commercial loans, 4% in commercial real estate loans and 22% in consumer real estate loans were significant factors in that increase.
     The investment securities portfolio averaged $7.3 billion in the recent quarter, down 8% from $7.9 billion in the year-earlier quarter, largely the result of net paydowns and maturities of collateralized residential mortgage obligations and U.S. federal agency securities. Average investment securities balances in the third quarter of 2007 were up 5% from $6.9 billion during 2007’s second quarter due to purchases of collateralized residential mortgage obligations and asset-backed commercial paper. For the first nine months of 2007 and 2006, average investment securities were $7.1 billion and $8.2 billion, respectively. The decline was largely due to net paydowns and maturities of collateralized residential mortgage obligations and U.S. federal agency securities. Until the recent quarter, the Company had allowed the investment securities portfolio to decline as the opportunity to purchase securities at favorable spreads, that is, the difference between the yield earned on a security and the rate paid on funds used to purchase it, had been limited. The investment securities portfolio is largely comprised of residential and commercial mortgage-backed securities and collateralized mortgage obligations, debt securities issued by municipalities, debt and preferred equity securities issued by government-sponsored agencies and certain financial institutions, collateralized debt obligations, and shorter-term U.S. Treasury and federal agency notes and asset-backed commercial paper. When purchasing investment securities, the Company considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to the risks assumed, including prepayments. In managing the investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio following completion of a business combination. The Company regularly reviews its investment securities for declines in value below amortized cost that might be other than temporary. As of September 30, 2007 and December 31, 2006, the Company concluded that such declines were temporary in nature. A further discussion of market values of investment securities is included herein under the heading “Capital.”
     Other earning assets include deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $315 million, $241 million and $524 million for the quarters ended September 30, 2007, September 30, 2006 and June 30, 2007, respectively. Reflected in those balances were purchases of investment securities under agreements to resell which averaged $236 million, $98 million and $429 million during the three-month periods ended September 30, 2007, September 30, 2006 and June 30, 2007, respectively. Resell agreements, which aggregated $368 million and had a weighted-average term to maturity of approximately 1 year at September 30, 2007, are accounted for similar to collateralized loans, with changes in the market value of the collateral monitored by the Company to ensure sufficient coverage. For the nine-month periods ended September 30, 2007 and 2006, other earning assets averaged $401 million and $176 million, respectively, up due to higher average balances of resell agreements. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.
     The changes described herein resulted in a rise in average earning assets of $1.5 billion, or 3%, to $51.3 billion in the recent quarter from $49.8 billion in the third quarter of 2006. Average earning assets were $51.0 billion in the second quarter of 2007 and totaled $51.0 billion and $49.5 billion for the nine-month periods ended September 30, 2007 and 2006, respectively.
     The most significant source of funding for the Company is core deposits, which are comprised of noninterest-bearing deposits, interest-bearing transaction accounts, nonbrokered savings deposits and nonbrokered domestic time deposits under $100,000. The Company’s branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Certificates of deposit under $100,000 generated on a nationwide basis by M&T Bank, National Association (“M&T Bank, N.A.”), a wholly owned subsidiary of M&T, are also included in core deposits. Average core deposits totaled $28.3 billion in the third quarter of 2007, compared with $28.7 billion in the year-earlier quarter and $28.5 billion in the second quarter of 2007. The previously discussed June 30, 2006 branch acquisition added approximately $900 million of average core deposits on that date. The following table provides an analysis of quarterly changes in the components of average core deposits. For the nine-month periods ended September 30, 2007 and 2006, core deposits averaged $28.4 billion and $28.2 billion, respectively.

AVERAGE CORE DEPOSITS
Dollars in millions

		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2007	2006	2007 .
NOW accounts	$464	7%	2%
Savings deposits	14,821	3	(1)
Time deposits less than $100,000	5,632	(10)	(3)
Noninterest-bearing deposits	7,360	(3)	—

Total	$28,277	(1)%	(1)%

     Additional sources of funding for the Company include domestic time deposits of $100,000 or more, deposits originated through the Company’s offshore branch office, and brokered deposits. Domestic time deposits over $100,000, excluding brokered certificates of deposit, averaged $2.5 billion in the third quarter of 2007, compared with $3.1 billion and $2.7 billion in the year-earlier quarter and the second quarter of 2007, respectively. Offshore branch deposits, primarily comprised of balances of $100,000 or more, averaged $4.3 billion for the most recent quarter and $3.7 billion for each of the three-month periods ended September 30, 2006 and June 30, 2007. Average brokered time deposits were $1.8 billion in the recent quarter, compared with $3.6 billion in the third quarter of 2006 and $2.0 billion in 2007’s second quarter. In connection with the Company’s management of interest rate risk, interest rate swap agreements have been entered into under which the Company receives a fixed rate of interest and pays a variable rate and that have notional amounts and terms substantially similar to the amounts and terms of $255 million of brokered time deposits. The Company also had brokered money-market deposit accounts which averaged $87 million during 2007’s third quarter, compared with $69 million and $81 million during the similar quarter of 2006 and second quarter of 2007, respectively. Offshore branch deposits and brokered deposits have been used by the Company as alternatives to short-term borrowings. Additional amounts of offshore branch deposits or brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.
     The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks (“FHLBs”), and others as sources of funding. Short-term borrowings averaged $5.2 billion in the recently completed quarter, compared with $4.4 billion in the third quarter of 2006 and $5.6 billion in the second quarter of 2007. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature daily, that averaged $4.5 billion in the third quarter of 2007, $3.6 billion in the year-earlier quarter and $4.8 billion in the second quarter of 2007. Overnight federal funds borrowings represent the largest component of short-term borrowings and are obtained daily from a wide variety of banks and other financial institutions. Also included in short-term borrowings is a revolving asset-backed structured borrowing secured by automobile loans that were transferred to M&T Auto Receivables I, LLC, a special purpose subsidiary of M&T Bank. The subsidiary, the loans and the borrowings are included in the consolidated financial statements of the Company. The average balance of this borrowing was $471 million in the third quarter of 2007, and $500 million in both the third quarter of 2006 and second quarter of 2007. During September 2007, that borrowing was paid down by $450 million due to the availability of borrowings from other sources at more favorable interest rates.
     Long-term borrowings averaged $8.7 billion in the recent quarter, compared with $5.7 billion and $7.9 billion in the third quarter of 2006 and the second quarter of 2007, respectively. Included in average long-term borrowings were amounts borrowed from the FHLBs totaling $4.5 billion in the third quarter of 2007 and $3.7 billion in each of the third quarter of 2006 and the second quarter of 2007, and subordinated capital notes of $1.5 billion, $1.2 billion and $1.7 billion in the quarters ended September 30, 2007, September 30, 2006 and June 30, 2007, respectively. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $714 million, $712 million and $713 million in the quarters ended September 30, 2007, September 30, 2006 and June 30, 2007, respectively. Information regarding trust preferred securities and the related junior subordinated debentures is provided in note 4 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.6 billion in each of the two most recent quarters and $52 million during the third quarter of 2006.
     Changes in the composition of the Company’s earning assets and interest-bearing liabilities as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.06% in each of the third quarters of 2007 and 2006, and 3.08% in the second quarter of 2007. The yield on earning assets during the recent quarter was 6.94%, up 11 basis points from 6.83% in the similar quarter of 2006, while the rate paid on interest-bearing liabilities also increased 11 basis points to 3.88% from 3.77%. In the second quarter of 2007, the yield on earning assets was 6.95% and the rate paid on interest-bearing liabilities was 3.87%. As compared with the third quarter of 2006, during the recent quarter higher fees received from customer prepayments of commercial real estate loans and reduced rates paid on certain consumer time deposits obtained in a past acquisition were offset by the approximate $4 million interest cost associated with funding the Company’s investment in BLG. The decline in net interest spread from the second quarter of 2007 to the recent quarter was due, in part, to the impact of one more day in 2007’s third quarter. For the first nine months of 2007, the net interest spread was 3.06%, down 4 basis points from the year-earlier period. That decline was due, in part, to higher rates paid on deposits and variable-rate borrowings that were only partially offset by higher yields earned on loans and investment securities. The negative impact of funding the BLG investment also contributed to the decline. The yield on earning assets and the rate paid on interest-bearing liabilities were 6.94% and 3.88%, respectively, for the nine-month period ended September 30, 2007, compared with 6.64% and 3.54%, respectively, in the corresponding 2006 period.
     Net interest-free funds consist largely of noninterest-bearing demand deposits and stockholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $7.9 billion in the third quarter of 2007, $8.2 billion in the third quarter of 2006, and $7.8 billion in the second quarter of 2007. The decline in average net interest-free funds in the recent quarter as compared with the year-earlier quarter was due largely to higher average noninterest-earning assets, including the BLG investment, and lower noninterest-bearing deposits, partially offset by higher average stockholders’ equity. During the first nine months of 2007 and 2006, average net interest-free funds were $7.9 billion and $8.2 billion, respectively. Goodwill and core deposit and other intangible assets averaged $3.1 billion during each of the two most recent quarters, and $3.2 billion during the third quarter of 2006. The cash surrender value of bank owned life insurance averaged $1.1 billion during each of those quarters. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .59% in each of the second and third quarters of 2007 and .62% in the third quarter of 2006. For the first three quarters of 2007 and 2006, the contribution of net interest-free funds to net interest margin was .60% and .59%, respectively.

     Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.65% in the recent quarter, 3 basis points lower than 3.68% in the third quarter of 2006, and 2 basis points below 3.67% in the second quarter of 2007. During the nine-month periods ended September 30, 2007 and 2006, the net interest margin was 3.66% and 3.69%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.
     Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are generally reflected in either the yields earned on assets or, as appropriate, the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $2.4 billion as of September 30, 2007, $812 million as of September 30, 2006, $902 million as of June 30, 2007 and approximately $1 billion as of December 31, 2006. Under the terms of $892 million of the swap agreements outstanding at the recent quarter-end, the Company receives payments based on the outstanding notional amount of the swap agreement at fixed rates and makes payments at variable rates. Under the terms of the remaining $1.5 billion of swap agreements outstanding at September 30, 2007 and entered into in the third quarter of 2007, the Company pays a fixed rate of interest and receives a variable rate.
     As of September 30, 2007, $892 million of the Company’s interest rate swap agreements entered into for interest-rate risk management purposes had been designated as fair value hedges and $1.5 billion had been designated as cash flow hedges. The cash flow hedges were entered into during the third quarter of 2007. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized as a result of these activities during the quarters ended September 30, 2007 and 2006 and during the quarter ended June 30, 2007 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented losses of approximately $9 million and $8 million at September 30, 2007 and 2006, respectively, and $15 million at December 31, 2006. The fair values of such swap agreements were substantially offset by changes in the fair values of the hedged items. The estimated fair values of the interest rate swap agreements designated as cash flow hedges were losses of approximately $3 million at September 30, 2007. Net of applicable income taxes, such losses were approximately $2 million and have been included in “accumulated other comprehensive income (loss), net” in the Company’s consolidated balance sheet. The changes in the fair values of the interest rate swap agreements and the hedged items result from the effects of changing interest rates.

     The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 5.69% and 5.41%, respectively, at September 30, 2007. The average notional amounts of interest rate swap agreements and the related effect on net interest income and margin, and weighted-average interest rates paid or received on those swap agreements, are presented in the accompanying table.
INTEREST RATE SWAP AGREEMENTS
Dollars in thousands

	Three months ended September 30
	2007		2006
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	538	—	1,677	.02

Net interest income/margin	$(538)	—%	$(1,677)	(.01)%

Average notional amount	$1,368,926		$795,665

Rate received**		5.71%		5.22%
Rate paid**		5.86%		6.05%

	Nine months ended September 30
	2007		2006
	Amount	Rate*	Amount	Rate*
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	3,182	.01	2,746	.01

Net interest income/margin	$(3,182)	(.01)%	$(2,746)	(.01)%

Average notional amount	$1,083,560		$754,420

Rate received**		5.80%		5.14%
Rate paid**		6.19%		5.63%

*	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.

**	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
     As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demand for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. M&T’s banking subsidiaries have access to additional funding sources through borrowings from the Federal Home Loan Bank of New York, lines of credit with the Federal Reserve Bank of New York, and other available borrowing facilities. The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes qualify for inclusion in the Company’s total capital as defined by federal regulations. In December 2006, M&T Bank issued $500 million of subordinated notes. The notes bear a fixed rate of interest of 5.629% for ten years and a floating rate for five years thereafter, at a rate equal to the three-month London Interbank Offered Rate plus .64%. The notes are redeemable at the Company’s option after the fixed-rate period ends, subject to prior regulatory approval. As an additional source of funding, M&T issued $300 million of senior notes in May 2007. Those notes bear a fixed rate of interest of 5.375% and are due on May 24, 2012. The Company also obtains funding by maintaining the $500 million revolving asset-backed structured borrowing which is collateralized by automobile loans and related assets that have been transferred to a special purpose subsidiary of M&T Bank. That subsidiary, the loans and the borrowing are included in the Company’s consolidated financial statements. As existing loans of the subsidiary pay down, monthly proceeds, after payment of certain fees and debt service costs, have been used in the past to obtain additional automobile loans from M&T Bank or other subsidiaries to replenish the collateral and maintain the existing borrowing base. However, although this borrowing was paid down by $450 million during the third quarter of 2007, as already noted, that amount remains available for future borrowing.
     The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $4.1 billion, $3.6 billion and $2.3 billion at September 30, 2007, September 30, 2006 and December 31, 2006, respectively. In general, these borrowings were unsecured and matured on the following business day. As already noted, offshore branch deposits and brokered certificates of deposit have been used by the Company as alternatives to short-term borrowings. At September 30, 2007, brokered time deposits totaled $1.6 billion and the weighted-average remaining term to maturity of such deposits was 17 months. Certain of these brokered time deposits have provisions that allow for early redemption.
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
     Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by direct-pay letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $27 million and $46 million at September 30, 2007 and 2006, respectively, and $6 million at December 31, 2006. The total amount of VRDBs outstanding backed by an M&T Bank letter of credit was $1.6 billion at September 30, 2007 and $1.7 billion at September 30, 2006 and December 31, 2006. M&T Bank also serves as remarketing agent for most of those bonds.
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
     M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at September 30, 2007 approximately $250 million was available for payment of dividends to M&T from banking subsidiaries without prior regulatory approval. These historic sources of cash flow have been augmented in the past by the issuance of trust preferred securities and in the second quarter of 2007 by the issuance of $300 million of senior notes payable. Information regarding trust preferred securities and the related junior subordinated debentures is included in note 4 of Notes to Financial Statements. M&T also maintains a $30 million line of credit with an unaffiliated commercial bank, of which there were no borrowings outstanding at September 30, 2007 or at December 31, 2006.
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
     The accompanying table as of September 30, 2007 and December 31, 2006 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Dollars in thousands

	Calculated increase (decrease)
	in projected net interest income
Changes in interest rates	September 30, 2007	December 31, 2006
+200 basis points	$10,190	15,098
+100 basis points	7,109	13,260
-100 basis points	(4,343)	(12,759)
-200 basis points	(10,764)	(26,546)
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
     The Company engages in trading activities to meet the financial needs of customers, to fund the Company’s obligations under certain deferred compensation plans and, to a limited extent, to profit from perceived market opportunities. Financial instruments utilized in trading activities consist predominantly of interest rate contracts, such as swap agreements, and forward and futures contracts related to foreign currencies, but have also included forward and futures contracts related to mortgage-backed securities and investments in U.S. Treasury and other government securities, mortgage-backed securities and mutual funds and, as previously described, a limited number of VRDBs. The Company generally mitigates the foreign currency and interest rate risk associated with trading activities by entering into offsetting trading positions. The amounts of gross and net trading positions, as well as the type of trading activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading activities.
     The notional amounts of interest rate contracts entered into for trading purposes totaled $9.5 billion at September 30, 2007, compared with $8.0 billion at September 30, 2006 and $7.6 billion at December 31, 2006. The notional amounts of foreign currency and other option and futures contracts entered into for trading purposes were $899 million, $727 million and $613 million at September 30, 2007, September 30, 2006 and December 31, 2006, respectively. Although the notional amounts of these trading contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $180 million and $82 million, respectively, at September 30, 2007, $176 million and $67 million, respectively, at September 30, 2006, and $137 million and $65 million, respectively, at December 31, 2006. Included in trading account assets at September 30, 2007 were $47 million related to deferred compensation plans, compared with $43 million at September 30, 2006 and $45 million at December 31, 2006. Changes in the fair value of such assets are recorded as trading account and foreign exchange gains in the consolidated statement of income. Included in other liabilities in the consolidated balance sheet at September 30, 2007, September 30, 2006 and December 31, 2006 were $50 million, $48 million and $49 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.
     Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions associated with the Company’s trading activities.
Provision for Credit Losses
The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the third quarter of 2007 was $34 million, compared with $17 million in the year-earlier quarter and $30 million in the second quarter of 2007. Net loan charge-offs were $22 million in each of the quarters ended September 30 and June 30, 2007, compared with $17 million in 2006’s third quarter. Net charge-offs as an annualized percentage of average loans and leases were .20% in the two most recent quarters, compared with .16% in the third quarter of 2006. For the nine-month periods ended September 30, 2007 and 2006, the provision for credit losses was $91 million and $52 million, respectively. Net charge-offs through September 30 were $60 million and $43 million in 2007 and 2006, respectively, representing an annualized .19% and .14% of average loans and leases. A summary of net charge-offs by loan type follows.

NET CHARGE-OFFS
BY LOAN/LEASE TYPE
In thousands

	2007
				Year
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date
Commercial, financial, etc.	$4,533	7,393	2,917	14,843
Real estate:
Commercial	671	1,021	285	1,977
Residential	1,369	2,483	4,603	8,455
Consumer	10,618	10,722	13,835	35,175

	$17,191	21,619	21,640	60,450

	2006
				Year
	1st Qtr.	2nd Qtr.	3rd Qtr.	to-date
Commercial, financial, etc.	$6,085	2,119	1,384	9,588
Real estate:
Commercial	86	249	(105)	230
Residential	473	696	2,431	3,600
Consumer	10,188	6,916	12,822	29,926

	$16,832	9,980	16,532	43,344

     Loans classified as nonperforming, which consist of nonaccrual and restructured loans, totaled $371 million or .83% of total loans and leases outstanding at September 30, 2007, compared with $180 million or .43% at September 30, 2006, $224 million or .52% at December 31, 2006, and $296 million or .68% at June 30, 2007. The rise in such loans from September 30, 2006 was due, in part, to the addition of several large credits as follows: a $10 million commercial real estate loan to an assisted living facility (added in the fourth quarter of 2006, paid off in the first quarter of 2007); a loan to a residential home builder and developer in the Mid-Atlantic Region ($34 million added in the second quarter of 2007 and a $5 million advance added in the third quarter of 2007); $31 million relationship with a residential home builder and developer in the Mid-Atlantic Region (added in the third quarter of 2007); and a relationship with a manufacturer of residential heating equipment ($22 million added in the first quarter of 2007). Several other loans having balances of less than $7 million were added to the nonperforming category from September 30, 2006 to September 30, 2007. Also contributing to the higher nonperforming loans through 2007’s first three quarters were higher levels of residential real estate loans in that category.
     Loans past due 90 days or more and accruing interest were $140 million or .31% of total loans and leases at September 30, 2007, compared with $112 million or .27% a year earlier, $111 million or .26% at December 31, 2006 and $135 million or .31% at June 30, 2007. Those loans included $70 million at each of September 30 and June 30, 2007, $77 million at December 31, 2006 and $76 million at September 30, 2006 of loans guaranteed by government-related entities. Such guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans were $61 million and $58 million at September 30, 2007 and 2006, respectively, $65 million at December 31, 2006 and $58 million at June 30, 2007. Loans past due 90 days or more and accruing interest that were guaranteed by government-related entities also included foreign commercial and industrial loans supported by the Export-

Import Bank of the United States totaling $9 million at September 30, 2007, $18 million a year earlier, $11 million at December 31, 2006 and $12 million at June 30, 2007. The rise in accruing loans past due 90 days or more from the prior dates noted to September 30, 2007 was largely due to increases in non-guaranteed residential real estate loans.
     Commercial loans and leases classified as nonperforming totaled $114 million at September 30, 2007, $67 million at September 30, 2006, $79 million at December 31, 2006, and $115 million at June 30, 2007. The rise in such loans from September 30, 2006 was due, in part, to the first quarter 2007 addition of outstanding commercial loans to the relationship with the manufacturer of residential heating equipment already noted.
     Nonperforming commercial real estate loans totaled $112 million at September 30, 2007, $40 million a year earlier, $57 million at December 31, 2006 and $72 million at June 30, 2007. The increase in such loans from the end of the third quarter of 2006 reflects $73 million of loans to residential homebuilders and developers classified as nonperforming during the second and third quarters of 2007.
     Nonperforming residential real estate loans totaled $86 million at September 30, 2007, $30 million at September 30, 2006, $42 million at December 31, 2006 and $61 million at June 30, 2007. The higher levels of loans in this category at June 30 and September 30, 2007 substantially resulted from delinquencies in the Company’s portfolio of Alt-A residential mortgage loans. Residential real estate loans past due 90 days or more and accruing interest totaled $118 million at September 30, 2007, compared with $81 million at September 30, 2006, and $92 million and $110 million at December 31, 2006 and June 30, 2007, respectively. As already discussed, a significant portion of such amounts relate to repurchased loans that are guaranteed by government-related entities. However, due to higher delinquencies in the Company’s residential real estate portfolio, the level of unguaranteed loans in this category has increased, largely due to the Alt-A portfolio noted above.
     Nonperforming consumer loans and leases totaled $59 million at September 30, 2007, compared with $42 million a year earlier, $46 million at December 31, 2006 and $48 million at June 30, 2007. As a percentage of consumer loan balances outstanding, nonperforming consumer loans and leases were .58% at the recent quarter-end, .42% at September 30, 2006, .46% at December 31, 2006 and .47% at June 30, 2007.
     Assets acquired in settlement of defaulted loans totaled $22 million at September 30, 2007, $14 million at September 30, 2006, $12 million at December 31, 2006 and $18 million at June 30, 2007.

     A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE LOAN DATA
Dollars in thousands

	2007 Quarters			2006 Quarters
	Third	Second	First	Fourth	Third
Nonaccrual loans	$356,438	282,133	259,015	209,272	162,933
Renegotiated loans	14,953	13,706	14,210	14,956	16,579

Total nonperforming loans	371,391	295,839	273,225	224,228	179,512
Real estate and other assets owned	22,080	17,837	15,095	12,141	13,920

Total nonperforming assets	$393,471	313,676	288,320	236,369	193,432

Accruing loans past due 90 days or more*	$140,313	134,906	118,094	111,307	112,090

Government guaranteed loans included in totals above
Nonperforming loans	$15,999	16,717	18,007	17,586	13,655
Accruing loans past due 90 days or more	69,956	69,563	70,626	76,622	76,050

Nonperforming loans to total loans and leases, net of unearned discount	.83%	.68%	.63%	.52%	.43%
Nonperforming assets to total net loans and leases and real estate and other assets owned	.88%	.72%	.66%	.55%	.46%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.31%	.31%	.27%	.26%	.27%

*	Predominately residential mortgage loans.
     Management regularly assesses the adequacy of the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and assessing the adequacy of the Company’s allowance for such losses at each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the concentration of commercial real estate loans in the Company’s loan portfolio, particularly the large concentration of loans secured by properties in New York State, in general, and in the New York City metropolitan area, in particular; (ii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; (iii) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types; and (iv) the repayment performance associated with the Company’s portfolio of Alt-A residential mortgage loans. The level of the allowance is adjusted based on the results of management’s analysis.
     Management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2007 in light of (i) the sluggish pace of economic growth in many of the markets served by the Company; (ii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iii) the significant subjectivity involved in commercial real estate valuations for properties located in areas with stagnant or low growth economies; (iv) the continuing emergence of higher levels of delinquencies of residential mortgage loans; and (v) the amount of loan growth experienced by the Company late in 2007’s third quarter. Although the national economy experienced moderate growth in 2006 and 2007 with inflation being reasonably well contained, concerns exist about the level and volatility of energy prices; a weakening housing market; Federal Reserve positioning of monetary policy; the underlying impact on businesses’ operations and abilities to repay loans resulting from a higher level of interest rates; sluggish job creation, which could cause consumer spending to slow; continued stagnant population growth in the upstate New York and central Pennsylvania regions; and continued slowing of domestic automobile sales.
     Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers generally, such as those described above, but also real estate valuations, in particular, given the size of the commercial and residential real estate loan portfolios. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, and general economic conditions affecting consumers.
     Management believes that the allowance for credit losses at September 30, 2007 was adequate to absorb credit losses inherent in the portfolio as of that date. The allowance for credit losses was $680 million, or 1.52% of total loans and leases at September 30, 2007, compared with $646 million or 1.54% at September 30, 2006, $650 million or 1.51% at December 31, 2006 and $668 million or 1.53% at June 30, 2007. The ratio of the allowance for credit losses to nonperforming loans was 183% at the most recent quarter-end, compared with 360% a year earlier, 290% at December 31, 2006 and 226% at June 30, 2007. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.
Other Income
Other income totaled $253 million in the third quarter of 2007, down 8% from $274 million in the corresponding quarter of 2006 and 11% below $283 million in the second quarter of 2007. The decrease from the prior year’s third quarter was largely the result of M&T’s pro-rata portion of BLG’s operating loss in the recent quarter as previously noted, which aggregated $11 million, and the previously discussed $13 million gain in the third quarter of 2006 from the accelerated recognition of a purchase accounting premium related to a call of an FHLB borrowing assumed in an acquisition. The decline from the second quarter of 2007 was largely due to M&T’s share of BLG’s operating results, which was a loss of $11 million in the recent quarter, compared with income of $8 million in 2007’s second quarter, and lower revenues from mortgage banking and corporate advisory services.

     Mortgage banking revenues totaled $32 million in the recent quarter, down from $37 million in the third quarter of 2006 and $36 million in the second quarter of 2007. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.
     Residential mortgage banking revenues, consisting of realized gains from sales of residential mortgage loans and loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, residential mortgage loan servicing fees, and other residential mortgage loan-related fees and income, totaled $27 million in the recent quarter, compared with $30 million in the year-earlier period and $28 million in the second quarter of 2007. The decline in residential mortgage banking revenues in the third quarter of 2007 as compared with the corresponding 2006 quarter resulted from lower realized gains from sales of residential mortgage loans and loans servicing rights due to a combination of lower sold volume and slimmer margins realized by the Company due to changes in market conditions. Residential mortgage loans originated for sale to other investors were approximately $1.4 billion during the two most recent quarters, compared with $1.5 billion in the third quarter of 2006. Residential mortgage loans sold to investors totaled $1.3 billion in the two most recent quarters, compared with $1.5 billion in the third quarter of 2006. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized net unrealized losses attributable to residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated $6 million in the recently completed quarter, compared with $12 million in the third quarter of 2006 and $8 million in 2007’s second quarter.
     Revenues from servicing residential mortgage loans for others were $18 million in the two most recent quarters, compared with $16 million in the third quarter of 2006. Included in such servicing revenues were amounts related to purchased servicing rights associated with small balance commercial mortgage loans which totaled $6 million in the recent quarter, $4 million in the third quarter of 2006 and $5 million in 2007’s second quarter. Residential mortgage loans serviced for others were $18.6 billion at September 30, 2007, $16.2 billion a year earlier and $16.7 billion at December 31, 2006, including the small balance commercial mortgage loans noted above of approximately $4.5 billion and $2.8 billion at September 30, 2007 and 2006, respectively, and $3.3 billion at December 31, 2006. Capitalized residential mortgage servicing assets, net of a valuation allowance for impairment, were $166 million at September 30, 2007, compared with $149 million at September 30, 2006 and $153 million at December 31, 2006. Included in capitalized residential mortgage servicing assets were $55 million at September 30, 2007, $32 million a year earlier and $36 million at December 31, 2006 of purchased servicing rights associated with the small balance commercial mortgage loans noted above. Servicing rights for the small balance commercial mortgage loans were purchased from BLG or its affiliates. In addition, at September 30, 2007 capitalized servicing rights included $43 million for servicing rights for $5.0 billion of residential real estate loans that were purchased from affiliates of BLG.
     Loans held for sale that were secured by residential real estate totaled $950 million and $1.4 billion at September 30, 2007 and 2006, respectively, and $1.9 billion at December 31, 2006. Commitments to sell loans and commitments to originate loans for sale at pre-determined rates were $984 million and $579 million, respectively, at September 30, 2007, $1.2 billion and $676 million, respectively, at September 30, 2006 and $1.8 billion and $680 million, respectively, at December 31, 2006. Net unrealized losses on residential mortgage loans held for sale, commitments to sell loans, and commitments to originate loans for sale were approximately $5 million at September 30, 2007 and $1 million a year earlier, compared with net realized gains of $4 million at December 31, 2006. Changes in such net unrealized gains or losses are recorded in mortgage banking revenues and resulted in net decreases in revenues of $2 million in both the second and third quarters of 2007 and $1 million during 2006’s third quarter.
     Commercial mortgage banking revenues in the recent quarter were $5 million, compared with $7 million in each of 2006’s third quarter and the second quarter of 2007. Revenues from commercial mortgage loan origination and sales activities were $2 million in the third quarter of 2007, compared with $3 million in the corresponding 2006 period and $4 million in 2007’s second quarter. Commercial mortgage loan servicing revenues were $3 million in the two most recent quarters, compared with $4 million in the third quarter of 2006. Capitalized commercial mortgage servicing assets totaled $20 million at each of September 30, 2007 and 2006, and $21 million at December 31, 2006. Commercial mortgage loans held for sale at September 30, 2007 and 2006 were $43 million and $70 million, respectively, and $49 million at December 31, 2006.
     Service charges on deposit accounts rose 4% to $104 million in the recent quarter from $100 million in the third quarter of 2006 and were approximately equal to the second quarter of 2007. The increase from the year-earlier period was largely due to higher overdraft fees. Trust income totaled $38 million in the two most recent quarters, compared with $35 million in last year’s third quarter. Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $15 million in the third quarters of 2007 and 2006, compared with $17 million in the second quarter of 2007. Trading account and foreign exchange activity resulted in gains of $7 million during the two most recent quarters, and $5 million in the third quarter of 2006. As already discussed, M&T’s pro-rata share of the operating income or loss of BLG in the recent quarter was a loss of $11 million, compared with income of $8 million in the second quarter of 2007.
     Other revenues from operations aggregated $68 million in the recent quarter, compared with $81 million in 2006’s third quarter and $73 million in the second quarter of 2007. The decrease in such revenues in the recent quarter as compared with the year-earlier quarter resulted predominantly from last year’s $13 million gain from the accelerated recognition of a purchase accounting premium related to a call of an FHLB borrowing assumed in a prior acquisition. The decline in other revenues from the second quarter of 2007 was largely due to lower corporate advisory fees. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $19 million in the recent quarter, $20 million in the third quarter of 2006 and $22 million in the second quarter of 2007. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, aggregated $14 million in the recent quarter, $10 million in the year-earlier quarter and $11 million in 2007’s second quarter. Revenues from merchant discount and credit card fees were $9 million in each of the two most recent quarters, compared with $8 million in the third quarter of 2006. Insurance-related sales commissions and other revenues aggregated $8 million in each of the quarters ended September 30, 2007, September 30, 2006 and June 30, 2007.
     Other income totaled $772 million in the first three quarters of 2007, compared with $789 million in the similar 2006 period. The most significant factors in the decline in such income were lower mortgage banking revenues, M&T’s pro-rata share of BLG’s operating loss in 2007 and the previously noted $13 million gain in 2006’s third quarter related to the call of an FHLB borrowing. Partially offsetting those factors were higher service charges on deposit accounts and trust income.

     For the first nine months of 2007, mortgage banking revenues totaled $81 million, down 28% from $113 million in the year-earlier period. Residential mortgage banking revenues declined to $62 million during the nine-month period ended September 30, 2007 from $94 million in the similar 2006 period. Residential mortgage loans originated for sale to other investors were $4.2 billion in the first three quarters of 2007, compared with $4.8 billion in the corresponding 2006 period. Realized gains from sales of residential mortgage loans and loan servicing rights and recognized unrealized gains and losses on residential mortgage loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled $1 million and $40 million during the nine-month periods ended September 30, 2007 and 2006, respectively. Reflected in the 2007 results were $18 million of losses recognized in the first quarter related to Alt-A residential mortgages. Unfavorable market conditions and a lack of market liquidity impacted the Company’s willingness to sell Alt-A mortgage loans during the first quarter of 2007. As a result, the Company reclassified $883 million of Alt-A loans previously held for sale (including $808 million of first mortgage loans and $75 million of second mortgage loans) to its held-for-investment portfolio during 2007’s first quarter. In accordance with GAAP, loans held for sale must be recorded at the lower of cost or market value. Accordingly, prior to reclassifying the $883 million of Alt-A mortgage loans to held for investment, the carrying value of such loans was reduced by $12 million to reflect estimated market value. In addition, the Company is contractually obligated to repurchase previously sold Alt-A loans that do not ultimately meet investor sale criteria, including instances when mortgagors fail to make timely payments during the first 90 days subsequent to the sale date. As a result, during the first quarter of 2007, the Company accrued $6 million to provide for declines in market value of previously sold Alt-A mortgage loans that the Company may be required to repurchase. Revenues from servicing residential mortgage loans for others were $54 million and $49 million for the first three quarters of 2007 and 2006, respectively. Included in such amounts were revenues related to purchased servicing rights associated with the previously noted small balance commercial mortgage loans of $15 million and $10 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Commercial mortgage banking revenues totaled $19 million during each of the nine-month periods ended September 30, 2007 and 2006.
     Service charges on deposit accounts rose 7% to $304 million during the first nine months of 2007 from $285 million in the similar 2006 period, largely due to consumer service charges related to overdrafts and debit card usage. Trust income increased 9% to $113 million from $104 million a year earlier. Brokerage services income rose 6% to $47 million during the first nine months of 2007 from $44 million in the corresponding 2006 period. Trading account and foreign exchange activity resulted in gains of $20 million and $18 million for the nine-month periods ended September 30, 2007 and 2006, respectively. M&T’s February 2007 investment in BLG resulted in a pro-rata allocation of $6 million of losses for the nine months ended September 30, 2007.
     Other revenues from operations were $212 million in the first three quarters of 2007, compared with $225 million in the similar 2006 period. Contributing to the year-over-year decrease in other revenues from operations was the previously noted $13 million gain in 2006 from the call of an FHLB borrowing and lower income from educational lending services. Also included in other revenues from operations during the nine-month periods ended September 30, 2007 and 2006 were letter of credit and other credit-related fees of $62 million and $59 million, respectively, and income from bank owned life insurance of $35 million and $38 million, respectively. Merchant discount and credit card fees were $26 million and $24 million, respectively, and insurance-related sales commissions and other revenues totaled $24 million and $23 million, respectively, during the nine-month periods ended September 30, 2007 and 2006.

Other Expense
Other expense totaled $391 million in the third quarter of 2007, down 5% from $409 million in the year-earlier period, and 1% below $393 million in 2007’s second quarter. Included in the amounts noted above are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $16 million in the two most recent quarters and $20 million in the third quarter of 2006, and the branch acquisition-related expenses of $1 million in the third quarter of 2006. There were no similar expenses in 2007. Exclusive of these nonoperating expenses, noninterest operating expenses aggregated $375 million in the recent quarter, compared with $388 million in the third quarter of 2006 and $376 million in the second quarter of 2007. The most significant contributor to the higher operating expenses in 2006’s third quarter as compared with the 2007 quarters was the $18 million charitable contribution noted earlier. Also contributing to the higher expense level in the third quarter of 2006 was an addition to the valuation allowance for impairment of capitalized residential mortgage servicing rights of $5 million. In contrast, a partial reversal of the valuation allowance for capitalized servicing rights of $5 million was recorded in the second quarter of 2007. There were no adjustments to the valuation allowance during the recent quarter.
     Other expense for the nine-month period ended September 30, 2007 aggregated $1.18 billion, up $14 million or 1% from $1.17 billion in the corresponding 2006 period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $51 million and $44 million in 2007 and 2006, respectively, and the branch acquisition-related expenses of $5 million in the first nine months of 2006. Exclusive of these nonoperating expenses, noninterest operating expenses through the first nine months of 2007 increased $13 million or 1% to $1.13 billion from $1.12 billion in the comparable 2006 period. Higher costs for salaries and benefits, including incentive compensation, in 2007 were the largest contributors to that increase. Table 2 provides a reconciliation of other expense to noninterest operating expense.
     Salaries and employee benefits expense totaled $221 million in the third quarter of 2007, compared with $219 million in the similar 2006 quarter and $225 million in the second quarter of 2007. For the first three quarters of 2007, salaries and employee benefits expense increased to $682 million from $660 million in the year-earlier period. The higher expense level for the nine-month 2007 period as compared with the similar 2006 period was due largely to salaries-related costs, including the impact of merit pay increases and incentive compensation awarded to employees. Stock-based compensation totaled $11 million for each of the quarters ended September 30, 2007, September 30, 2006 and June 30, 2007, and $41 million and $40 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The number of full-time equivalent employees was 12,534 at September 30, 2007, 12,815 at September 30, 2006, 12,721 at December 31, 2006 and 12,701 at June 30, 2007.
     Excluding the nonoperating expense items previously noted, nonpersonnel operating expense totaled $154 million in the third quarter of 2007, compared with $169 million in the similar quarter of 2006 and $151 million in the second quarter of 2007. The decline in nonpersonnel expenses from 2006’s third quarter resulted from the previously noted $18 million charitable contribution made in the year-earlier quarter. Also contributing to the higher level of expenses in 2006’s third quarter was a $5 million addition to the valuation allowance for the impairment of capitalized residential mortgage servicing rights. During the second quarter of 2007, the Company recognized partial reversals of the valuation allowance for impairment of capitalized residential mortgage servicing rights of $5 million. There were no similar adjustments to that valuation allowance in the recent quarter.

     Nonpersonnel operating expenses were $449 million during the first nine months of 2007 and $459 million during the corresponding period of 2006. The principal factor in the decrease in expenses from 2006 to 2007 was the $18 million charitable contribution in 2006, offset, in part, by the impact of net partial reversals of the valuation allowance for impairment of capitalized residential mortgage servicing rights, which totaled $6 million in 2007 and $10 million in 2006.
     The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 51.6% during the recent quarter, compared with 52.8% during the third quarter of 2006 and 50.2% in the second quarter of 2007. The efficiency ratios for the nine months ended September 30, 2007 and 2006 were 52.2% and 52.0%, respectively. Noninterest operating expenses used in calculating the efficiency ratio do not include the amortization of core deposit and other intangible assets or the acquisition-related expenses noted earlier. If charges for amortization of core deposit and other intangible assets were included, the ratio for the three-month periods ended September 30, 2007, September 30, 2006 and June 30, 2007 would have been 53.8%, 55.5% and 52.4%, respectively, and for the nine-month periods ended September 30, 2007 and 2006 would have been 54.6% and 54.0%, respectively.
Income Taxes
The provision for income taxes for the third quarter of 2007 was $97 million, compared with $95 million and $108 million in the third quarter of 2006 and second quarter of 2007, respectively. The effective tax rates were 32.7%, 31.1% and 33.6% for the quarters ended September 30, 2007, September 30, 2006 and June 30, 2007, respectively. The lower tax rate in the third quarter of 2006 as compared with the subsequent periods reflects the previously noted $3 million reduction of income tax expense related to the favorable settlement of refund claims originally filed by Allfirst. The refunds received, consisting of income taxes and taxable interest, exceeded the amounts previously accrued for such items by $5 million (pre-tax). For the nine-month periods ended September 30, 2007 and 2006, the provision for income taxes was $290 million and $294 million, respectively, resulting in effective tax rates of 33.0% in 2007 and 32.0% in 2006.
     The Company’s effective tax rate in future periods will be affected by the results of operations allocated to the various tax jurisdictions within which the Company operates, any change in income tax regulations within those jurisdictions, or interpretations of income tax regulations that differ from the Company’s interpretations by any of various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries. The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. That adoption did not have a material effect on the Company’s financial position or on its results of operations during the first three quarters of 2007.
Capital
Stockholders’ equity totaled $6.2 billion at September 30, 2007 and 2006 and $6.3 billion at December 31, 2006. As a percentage of total assets, stockholders’ equity at September 30, 2007, September 30, 2006 and December 31, 2006 was 10.40%, 10.91% and 11.01%, respectively. On a per share basis, stockholders’ equity was $58.40 at September 30, 2007, up from $55.58 and $56.94 at September 30 and December 31, 2006, respectively. Tangible equity per share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $29.48 at September 30, 2007, compared with $27.15 a year earlier and $28.57 at December 31, 2006. A reconciliation of total stockholders’ equity and tangible equity as of each of those respective dates is presented in table 2.
     Stockholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, gains or losses associated with interest rate swap agreements designated as cash flow hedges, and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006. Prior to the adoption of SFAS No. 158, the Company was required to recognize additional minimum pension liability amounts pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” Adjustments to reflect the funded status of defined benefit pension and other postretirement plans as required under SFAS No. 158, net of applicable tax effect, reduced accumulated other comprehensive income by $28 million or by $.26 per share at both September 30, 2007 and December 31, 2006. Similar adjustments to recognize minimum pension liabilities as then required by SFAS No. 87, net of applicable tax effect, reduced stockholders’ equity by $49 million at September 30, 2006, or by $.45 per share.
     Net unrealized losses on available for sale investment securities were $58 million, or $.54 per common share, at September 30, 2007, compared with unrealized losses of $38 million, or $.34 per share, at September 30, 2006 and $25 million, or $.23 per share, at December 31, 2006. Such unrealized losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. Included in net unrealized losses on investment securities at September 30, 2007 were $66 million of unrealized losses (pre tax-effect) on three collateralized debt obligations with a cost basis of $132 million. The collateralized debt obligations were rated AAA or AA by a nationally recognized rating agency as of September 30, 2007, although two of the securities have been placed on negative watch status. The Company concluded as of September 30, 2007 that the impairment of such securities was largely attributable to a general lack of liquidity due to credit concerns which resulted in a widening of rate of return spreads required by market participants. The Company performed a detailed analysis of each of the collateralized debt obligations utilizing current loss expectations for the underlying collateral. Based on information available and conditions at September 30, 2007, the Company believed it would receive contractual principal and interest for each of the securities. Accordingly, the Company concluded that the collateralized debt obligations were not other than temporarily impaired as of September 30, 2007. Nevertheless, future credit losses could differ significantly from the assumptions used by management in those analyses that could lead to a different conclusion at a later date. The Company also had pre-tax unrealized losses of $46 million on privately issued mortgage-backed securities having a cost basis of $2.8 billion at September 30, 2007. As of that date, the Company believed it would receive all contractual principal and interest on such securities. As of September 30, 2007, the Company has the ability and intent to hold each of its impaired securities to recovery, which may be until maturity. The Company intends to closely monitor the performance of the collateralized debt obligations, the privately issued mortgage-backed securities and other securities to assess if changes in their underlying credit performance or other events cause the cost basis of these securities to become other than temporarily impaired. However, because the unrealized losses described have already been reflected in the financial statement values for investment securities and stockholders’ equity, any recognition of an other than temporary decline in value of these investment securities would have no effect on the Company’s consolidated financial condition.
     Also reflected in accumulated other comprehensive income is a gain of $1 million, representing the unamortized gain on the termination of an interest rate swap agreement designated as a cash flow hedge that was entered into in anticipation of the Company issuing senior notes payable in the second quarter of 2007. In addition, net unrealized fair value losses associated with interest rate swap agreements designated as cash flow hedges were $2 million at September 30, 2007, representing approximately $.02 per share. There were no outstanding interest rate swap agreements designated as cash flow hedges at September 30 or December 31, 2006.
     In February 2007, M&T announced that it had been authorized by its Board of Directors to purchase up to 5,000,000 shares of its common stock. During the quarter ended September 30, 2007, M&T repurchased 675,000 shares of common stock pursuant to such plan at an average cost of $105.28 per share. During the first nine months of 2007, M&T repurchased 4,389,800 shares of common stock (including 1,696,300 shares that were repurchased under a previous authorization that was completed in March 2007) at an average cost of $113.00 per share.
     Federal regulators generally require banking institutions to maintain “core capital” and “total capital” ratios of at least 4% and 8%, respectively, of risk-adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum “leverage” ratio guideline of 3% of the quarterly average of total assets. At September 30, 2007, core capital included $689 million of the trust preferred securities described in note 4 of Notes to Financial Statements, and total capital further included $1.4 billion of subordinated notes.
     The Company generates significant amounts of regulatory capital. The rate of regulatory core capital generation, or net operating income (as previously defined) less the sum of dividends paid and the after-tax effect of merger-related expenses expressed as an annualized percentage of regulatory “core capital” at the beginning of each period was 14.02% during the third quarter of 2007, compared with 17.32% in the similar quarter of 2006 and 16.78% in the second quarter of 2007.
     The regulatory capital ratios of the Company, M&T Bank and M&T Bank, N.A., as of September 30, 2007 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS
September 30, 2007

	M&T	M&T	M&T
	(Consolidated)	Bank	Bank, N.A.
Core capital	7.44%	6.74%	55.22%
Total capital	11.31%	10.67%	56.32%
Leverage	7.09%	6.44%	25.05%
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

     The Commercial Banking segment recorded net income of $56 million in the third quarter of 2007, slightly improved from $55 million in the year-earlier quarter, but below the $58 million earned in 2007’s second quarter. The improvement from the year-earlier quarter was the result of a $3 million decrease in the provision for credit losses, partially offset by higher personnel costs. The decrease from the second quarter of 2007 was largely the result of a decline in fees received for providing corporate advisory and loan syndication services of $4 million and $2 million, respectively. Partially offsetting those declines was a $4 million decrease in the provision for credit losses. Net income aggregated $171 million during the first nine months of 2007, compared with $169 million in the similar 2006 period. Contributing to that improvement was higher net interest income of $11 million, largely attributable to growth in average loan and deposit balances of $859 million and $164 million, respectively, partially offset by a 30 basis point narrowing of the segment’s net interest margin, and $4 million increases in fees received for providing corporate advisory and loan syndication services. Those factors were offset, in part, by a $6 million increase in the provision for credit losses, higher personnel costs of $4 million and a $3 million increase in other noninterest expenses.
     Net income earned by the Commercial Real Estate segment was $35 million in the two most recent quarters, compared with $32 million in the third quarter of 2006. The favorable performance in the recent quarter as compared with the year-earlier quarter resulted from higher net interest income of $5 million, reflecting a $337 million increase in average loan balances outstanding and a 10 basis point increase in the loan net interest margin. A $2 million decline in commercial mortgage banking revenues from the second to the third quarter of 2007 was offset by a higher provision for credit losses and increased personnel costs. For the nine-month period ended September 30, 2007, net income totaled $102 million, compared with the $98 million in the corresponding 2006 period. The main factor for that improved performance was higher net interest income of $7 million, resulting largely from a $336 million increase in average loan balances outstanding.
     The Discretionary Portfolio segment contributed net income of $21 million in each of the second and third quarters of 2007, compared with $27 million in the third quarter of 2006. The decline from the third quarter of 2006 to the recent quarter was primarily due to the $13 million gain recognized in 2006 resulting from the accelerated recognition of a purchase accounting premium related to the call of an FHLB borrowing assumed in a previous acquisition, offset, in part, by higher revenues in the recent quarter from bank owned life insurance of $3 million. As compared with the immediately preceding quarter, a $3 million increase in revenues from bank owned life insurance was largely offset by lower net interest income of $2 million due to a 22 basis point decline in the loan net interest margin. Net income for this segment declined to $61 million during the first nine months of 2007 from $73 million in the similar 2006 period. That decline resulted from the previously mentioned gain on the FHLB borrowing in 2006 and a $6 million increase in the provision for credit losses resulting from higher net charge-offs of residential real estate loans.
     Net income of the Residential Mortgage Banking segment was $6 million in the third quarter of 2007, down from $10 million in both the year-earlier quarter and the second quarter of 2007. The decline from the third quarter of 2006 was largely the result of lower gains from residential mortgage loan origination and sales activities of $7 million and a $6 million decrease in net interest income, mainly due to a $766 million decline in average loan balances outstanding. Partially offsetting those unfavorable factors were lower personnel costs of $6 million. As compared with the immediately preceding quarter, the recent quarter’s lower net income was primarily due to a $5 million partial reversal of the capitalized mortgage servicing rights valuation allowance recorded in 2007’s second quarter, while there was no similar reversal in the third quarter of 2007. Net contribution for this segment was $14 million for the first nine months of 2007, compared with $44 million in the year-earlier period. The main contributors to that decline in net income were a $35 million decline in mortgage banking revenues and an $8 million decrease in net interest income. The lower mortgage banking revenues resulted from the $18 million loss recognized on Alt-A mortgage loans due to unfavorable market conditions experienced in the first quarter of 2007 and lower gains from residential mortgage loan origination and sales activities of $26 million due to a combination of lower sold volume and slimmer margins realized due to changes in market conditions. Those factors were partially offset by higher mortgage servicing revenues. The decline in net interest income was due to a $303 million decrease in average loan balances outstanding. Also contributing to the unfavorable performance were reversals of a portion of the valuation allowance for the impairment of capitalized mortgage servicing rights, which totaled $6 million in 2007 and $10 million in 2006.
     Net income for the Retail Banking segment aggregated $116 million in the third quarter of 2007, improved from $110 million in the year-earlier quarter but below the $120 million recorded in 2007’s second quarter. The favorable performance in the recent quarter as compared with the corresponding 2006 period was the result of an increase in net interest income of $9 million, higher service charges on deposit accounts of $4 million and a decline in noninterest expenses of $3 million. Partially offsetting those favorable factors was a $7 million increase in the provision for credit losses. The rise in net interest income resulted from a 30 basis point widening of the deposit net interest margin, partially offset by the impact of a $1.2 billion decline in average deposit balances. The unfavorable performance as compared with the second quarter of 2007 reflects an increase in the provision for credit losses of $4 million due to higher consumer loan charge-offs. For the first nine months of 2007, the Retail Banking segment’s net income increased 13% to $343 million from $305 million in the year-earlier period. The favorable performance was due to a $62 million increase in net interest income, resulting from a 35 basis point rise in the deposit net interest margin, and a $20 million increase in deposit service charge revenues, offset, in part, by a $17 million rise in the provision for credit losses, reflecting higher loan charge-offs.
     The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments as determined in accordance with SFAS No. 131, such as the M&T Investment Group, which includes the Company’s trust, brokerage and insurance businesses. Also reflected in this category are the amortization of core deposit and other intangible assets resulting from acquisitions of financial institutions, M&T’s equity in the earnings of BLG, merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal funds transfer pricing and the provision for credit losses. The various components of the “All Other” category resulted in net losses of $35 million in the third quarter of 2007, $24 million in the year-earlier quarter and $30 million in the second quarter of 2007. Contributing to the net losses incurred in each of those quarters were the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The recent quarter’s performance also reflects a $9 million reduction of net income from M&T’s investment in BLG, inclusive of interest expense to fund that investment, while the second quarter’s results reflect a $2 million addition to net income from that investment. The net loss incurred in the third quarter of 2006 reflects the $18 million charitable contribution made by M&T Bank to the M&T Charitable Foundation. For the first nine months of 2007 and 2006, the “All Other” segment reported net losses of $102 million and $63 million, respectively. The higher net loss experienced in 2007 resulted from the impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses; an increase in personnel costs of the business units that are included in the “All Other” category; the loss from M&T’s investment in BLG and higher charges for the amortization of core deposit and other intangible assets. Partially offsetting those factors was the previously mentioned charitable contribution made in 2006.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Table 1
QUARTERLY TRENDS

	2007 Quarters			2006 Quarters

	Third	Second	First	Fourth	Third	Second	First

Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$898,126	883,148	866,172	876,197	858,008	817,552	782,003
Interest expense	425,326	416,264	410,622	404,356	395,652	366,298	330,246

Net interest income	472,800	466,884	455,550	471,841	462,356	451,254	451,757
Less: provision for credit losses	34,000	30,000	27,000	28,000	17,000	17,000	18,000
Other income	252,899	283,117	236,483	256,417	273,902	262,602	252,931
Less: other expense	390,528	392,651	399,037	383,810	408,941	376,997	382,003

Income before income taxes	301,171	327,350	265,996	316,448	310,317	319,859	304,685
Applicable income taxes	96,872	108,209	84,900	97,996	94,775	102,645	97,037
Taxable-equivalent adjustment	5,112	4,972	5,123	5,123	5,172	4,641	4,731

Net income	$199,187	214,169	175,973	213,329	210,370	212,573	202,917

Per common share data
Basic earnings	$1.86	1.98	1.60	1.93	1.89	1.91	1.82
Diluted earnings	1.83	1.95	1.57	1.88	1.85	1.87	1.77
Cash dividends	$.70	.60	.60	.60	.60	.60	.45
Average common shares outstanding
Basic	107,056	107,939	109,694	110,705	111,047	111,259	111,693
Diluted	108,957	109,919	112,187	113,468	113,897	113,968	114,347

Performance ratios, annualized
Return on
Average assets	1.37%	1.49%	1.25%	1.50%	1.49%	1.54%	1.49%
Average common stockholders’ equity	12.78%	13.92%	11.38%	13.55%	13.72%	14.35%	13.97%
Net interest margin on average earning assets (taxable-equivalent basis)	3.65%	3.67%	3.64%	3.73%	3.68%	3.66%	3.73%
Nonperforming loans to total loans and leases, net of unearned discount	.83%	.68%	.63%	.52%	.43%	.38%	.35%
Efficiency ratio (a)	53.80%	52.37%	57.75%	52.79%	55.47%	52.29%	54.21%

Net operating (tangible) results (b)
Net income (in thousands)	$208,749	224,190	187,162	224,733	223,228	221,838	210,856
Diluted net income per common share	1.92	2.04	1.67	1.98	1.96	1.95	1.84
Annualized return on
Average tangible assets	1.51%	1.65%	1.40%	1.67%	1.67%	1.69%	1.64%
Average tangible common stockholders’ equity	26.80%	29.35%	24.11%	28.71%	30.22%	30.02%	29.31%
Efficiency ratio (a)	51.64%	50.18%	55.09%	50.22%	52.76%	50.70%	52.36%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$57,862	57,523	57,207	56,575	56,158	55,498	55,106
Total tangible assets (c)	54,766	54,415	54,085	53,437	53,004	52,522	52,130
Earning assets	51,325	50,982	50,693	50,235	49,849	49,443	49,066
Investment securities	7,260	6,886	7,214	7,556	7,898	8,314	8,383
Loans and leases, net of unearned discount	43,750	43,572	43,114	42,474	41,710	40,980	40,544
Deposits	36,936	37,048	37,966	38,504	39,158	38,435	37,569
Stockholders’ equity (c)	6,186	6,172	6,270	6,244	6,085	5,940	5,893
Tangible stockholders’ equity (c)	3,090	3,064	3,148	3,106	2,931	2,964	2,917

At end of quarter
Total assets (c)	$60,008	57,869	57,842	57,065	56,373	56,507	55,420
Total tangible assets (c)	56,919	54,767	54,727	53,936	53,227	53,345	52,443
Earning assets	53,267	51,131	51,046	50,379	49,950	49,628	49,281
Investment securities	8,003	6,982	7,028	7,252	7,626	7,903	8,294
Loans and leases, net of unearned discount	44,778	43,744	43,507	42,947	42,098	41,599	40,859
Deposits	38,473	39,419	38,938	39,911	39,079	38,514	38,171
Stockholders’ equity (c)	6,238	6,175	6,253	6,281	6,151	6,000	5,919
Tangible stockholders’ equity (c)	3,149	3,073	3,138	3,152	3,005	2,838	2,942
Equity per common share	58.40	57.59	57.32	56.94	55.58	54.01	53.11
Tangible equity per common share	29.48	28.66	28.77	28.57	27.15	25.55	26.41

Market price per common share
High	$115.81	114.33	125.13	124.98	124.94	119.93	117.39
Low	97.26	104.00	112.05	117.31	116.00	112.90	105.72
Closing	103.45	106.90	115.83	122.16	119.96	117.92	114.14

(a)	Excludes impact of merger-related expenses and net securities transactions.

(b)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in table 2.

(c)	The difference between total assets and total tangible assets, and stockholders’ equity and tangible stockholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in table 2.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2007 Quarters			2006 Quarters

	Third	Second	First	Fourth	Third	Second	First

Income statement data
In thousands, except per share
Net income
Net income	$199,187	214,169	175,973	213,329	210,370	212,573	202,917
Amortization of core deposit and other intangible assets (a)	9,562	10,021	11,189	11,404	12,154	6,921	7,939
Merger-related expenses (a)	—	—	—	—	704	2,344	—

Net operating income	$208,749	224,190	187,162	224,733	223,228	221,838	210,856

Earnings per share
Diluted earnings per common share	$1.83	1.95	1.57	1.88	1.85	1.87	1.77
Amortization of core deposit and other intangible assets (a)	.09	.09	.10	.10	.10	.06	.07
Merger-related expenses (a)	—	—	—	—	.01	.02	—

Diluted net operating earnings per share	$1.92	2.04	1.67	1.98	1.96	1.95	1.84

Other expense
Other expense	$390,528	392,651	399,037	383,810	408,941	376,997	382,003
Amortization of core deposit and other intangible assets	(15,702)	(16,457)	(18,356)	(18,687)	(19,936)	(11,357)	(13,028)
Merger-related expenses	—	—	—	—	(1,155)	(3,842)	—

Noninterest operating expense	$374,826	376,194	380,681	365,123	387,850	361,798	368,975

Merger-related expenses
Salaries and employee benefits	$—	—	—	—	305	510	—
Equipment and net occupancy	—	—	—	—	12	212	—
Printing, postage and supplies	—	—	—	—	141	14	—
Other costs of operations	—	—	—	—	697	3,106	—

Total	$—	—	—	—	1,155	3,842	—

Balance sheet data
In millions
Average assets
Average assets	$57,862	57,523	57,207	56,575	56,158	55,498	55,106
Goodwill	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,907)
Core deposit and other intangible assets	(208)	(223)	(241)	(261)	(281)	(107)	(112)
Deferred taxes	21	24	28	32	36	40	43

Average tangible assets	$54,766	54,415	54,085	53,437	53,004	52,522	52,130

Average equity
Average equity	$6,186	6,172	6,270	6,244	6,085	5,940	5,893
Goodwill	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,907)
Core deposit and other intangible assets	(208)	(223)	(241)	(261)	(281)	(107)	(112)
Deferred taxes	21	24	28	32	36	40	43

Average tangible equity	$3,090	3,064	3,148	3,106	2,931	2,964	2,917

At end of quarter
Total assets
Total assets	$60,008	57,869	57,842	57,065	56,373	56,507	55,420
Goodwill	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(200)	(216)	(232)	(250)	(271)	(291)	(111)
Deferred taxes	20	23	26	30	34	38	43

Total tangible assets	$56,919	54,767	54,727	53,936	53,227	53,345	52,443

Total equity
Total equity	$6,238	6,175	6,253	6,281	6,151	6,000	5,919
Goodwill	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)	(2,909)
Core deposit and other intangible assets	(200)	(216)	(232)	(250)	(271)	(291)	(111)
Deferred taxes	20	23	26	30	34	38	43

Total tangible equity	$3,149	3,073	3,138	3,152	3,005	2,838	2,942

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2007 Third Quarter			2007 Second Quarter			2007 First Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$12,239	$223,525	7.25%	12,155	219,011	7.23%	11,753	210,889	7.28%
Real estate - commercial	15,474	291,569	7.54	15,578	290,130	7.45	15,474	282,322	7.30
Real estate - consumer	5,915	95,629	6.47	5,875	95,327	6.49	5,939	96,136	6.48
Consumer	10,122	191,628	7.51	9,964	185,553	7.47	9,948	182,186	7.43

Total loans and leases, net	43,750	802,351	7.28	43,572	790,021	7.27	43,114	771,533	7.26

Interest-bearing deposits at banks	8	64	3.27	9	67	3.12	8	66	3.56
Federal funds sold and agreements to resell securities	248	3,429	5.47	448	6,734	6.03	304	4,801	6.40
Trading account	59	145	.98	67	235	1.40	53	111	.83
Investment securities**
U.S. Treasury and federal agencies	2,156	23,935	4.40	2,151	23,238	4.33	2,428	26,610	4.45
Obligations of states and political subdivisions	108	2,040	7.55	122	2,299	7.53	125	2,234	7.11
Other	4,996	66,162	5.25	4,613	60,554	5.27	4,661	60,817	5.29

Total investment securities	7,260	92,137	5.04	6,886	86,091	5.01	7,214	89,661	5.04

Total earning assets	51,325	898,126	6.94	50,982	883,148	6.95	50,693	866,172	6.93

Allowance for credit losses	(675)			(667)			(656)
Cash and due from banks	1,235			1,244			1,304
Other assets	5,977			5,964			5,866

Total assets	$57,862			57,523			57,207

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$464	982	.84	453	1,024	.91	437	1,167	1.08
Savings deposits	14,908	62,883	1.67	15,027	60,953	1.63	14,733	60,842	1.67
Time deposits	9,880	117,064	4.70	10,523	124,020	4.73	11,657	136,682	4.76
Deposits at foreign office	4,324	55,666	5.11	3,706	48,001	5.19	3,717	47,649	5.20

Total interest-bearing deposits	29,576	236,595	3.17	29,709	233,998	3.16	30,544	246,340	3.27

Short-term borrowings	5,228	68,376	5.19	5,555	73,500	5.31	4,852	63,564	5.31
Long-term borrowings	8,661	120,355	5.51	7,905	108,766	5.52	7,308	100,718	5.59

Total interest-bearing liabilities	43,465	425,326	3.88	43,169	416,264	3.87	42,704	410,622	3.90

Noninterest-bearing deposits	7,360			7,339			7,422
Other liabilities	851			843			811

Total liabilities	51,676			51,351			50,937

Stockholders’ equity	6,186			6,172			6,270

Total liabilities and stockholders’ equity	$57,862			57,523			57,207

Net interest spread			3.06			3.08			3.03
Contribution of interest-free funds			.59			.59			.61

Net interest income/margin on earning assets		$472,800	3.65%		466,884	3.67%		455,550	3.64%

(continued)

*	Includes nonaccrual loans.

**	Includes available for sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 3 (continued)
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

		2006 Fourth Quarter		2006 Third Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$11,523	$212,716	7.32%	11,436	210,733	7.31%
Real estate - commercial	15,492	291,681	7.53	15,256	283,197	7.43
Real estate - consumer	5,537	90,551	6.54	5,053	81,833	6.48
Consumer	9,922	185,578	7.42	9,965	183,041	7.29

Total loans and leases, net	42,474	780,526	7.29	41,710	758,804	7.22

Interest-bearing deposits at banks	11	68	2.45	13	121	3.67
Federal funds sold and agreements to resell securities	125	2,327	7.42	136	2,487	7.23
Trading account	69	342	1.98	92	680	2.97
Investment securities**
U.S. Treasury and federal agencies	2,627	28,490	4.30	2,826	30,396	4.27
Obligations of states and political subdivisions	131	2,244	6.83	147	2,434	6.61
Other	4,798	62,200	5.14	4,925	63,086	5.08

Total investment securities	7,556	92,934	4.88	7,898	95,916	4.82

Total earning assets	50,235	876,197	6.92	49,849	858,008	6.83

Allowance for credit losses	(652)			(648)
Cash and due from banks	1,332			1,365
Other assets	5,660			5,592

Total assets	$56,575			56,158

Liabilities and stockholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$461	1,063	.92	434	960	.88
Savings deposits	14,549	58,591	1.60	14,463	51,816	1.42
Time deposits	12,086	141,853	4.66	13,016	152,571	4.65
Deposits at foreign office	3,777	49,503	5.20	3,674	48,244	5.21

Total interest-bearing deposits	30,873	251,010	3.23	31,587	253,591	3.19

Short-term borrowings	4,794	64,173	5.31	4,441	59,487	5.31
Long-term borrowings	6,174	89,173	5.73	5,660	82,574	5.79

Total interest-bearing liabilities	41,841	404,356	3.83	41,688	395,652	3.77

Noninterest-bearing deposits	7,631			7,571
Other liabilities	859			814

Total liabilities	50,331			50,073

Stockholders’ equity	6,244			6,085

Total liabilities and stockholders’ equity	$56,575			56,158

Net interest spread			3.09			3.06
Contribution of interest-free funds			.64			.62

Net interest income/margin on earning assets		$471,841	3.73%		462,356	3.68%

*	Includes nonaccrual loans.
**	Includes available for sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2007.
     (b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          (a) – (b) Not applicable.
          (c)

Issuer Purchases of Equity Securities
(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs (2)
July 1 – July 31, 2007	101,137	$106.42	100,000	2,881,500

August 1 – August 31, 2007	378,496	105.24	375,000	2,506,500

September 1 – September 30, 2007	200,080	104.86	200,000	2,306,500

Total	679,713	$105.31	675,000

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired shares in satisfaction of the exercise price, as is permitted under M&T’s stock option plans.

(2)	On February 22, 2007, M&T announced that its Board of Directors had approved a program to purchase up to 5,000,000 shares of its common stock.
Item 3. Defaults Upon Senior Securities.
          (Not applicable.)
Item 4. Submission of Matters to a Vote of Security Holders.
          (None.)
Item 5. Other Information.
          (None.)

Item 6. Exhibits.
          The following exhibits are filed as a part of this report.

Exhibit
No.

2.1	Agreement and Plan of Merger dated as of July 18, 2007 by and among M&T Bank Corporation, MTB One, Inc. and Partners Trust Financial Group, Inc. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated July 18, 2007 (File No. 1-9861).

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION
Date: October 31, 2007	By:	/s/ René F. Jones
René F. Jones
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.

2.1	Agreement and Plan of Merger dated as of July 18, 2007 by and among M&T Bank Corporation, MTB One, Inc. and Partners Trust Financial Group, Inc. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated July 18, 2007 (File No. 1-9861).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.